Form 10-Q
period 2003-09-30
MARLIN BUSINESS SERVICES CORP
filed 2003-12-22
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission file number 000-50448

MARLIN BUSINESS SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3686388
(State of incorporation)	(I.R.S. Employer Identification Number)

124 Gaither Drive, Suite 170, Mount Laurel, NJ 08054
(Address of principal executive offices)
(Zip code)

(888) 479-9111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No  X*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   No X

* The registrant has not been subject to the filing requirements for the past 90 days as it commenced trading following its initial public offering on November 12, 2003, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

At December 22, 2003, 11,213,610 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
for the quarter ended September 30, 2003

TABLE OF CONTENTS

		Page No.

Part I – Financial Information
Item 1	Financial Statements
	Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002	3
	Consolidated Income Statements for the three and nine months ended September 30, 2003 and 2002 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Financial Statements	6-10
Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations	11-22
Item 3	Quantitative and Qualitative Disclosure about Market Risk	23
Item 4	Controls and Procedures	23
Part II – Other Information
Item 1	Legal Proceedings	24
Item 2	Changes in Securities and Use of Proceeds	24
Item 3	Defaults upon Senior Securities	24
Item 4	Submission of Matters to a Vote of Security Holders	24
Item 5	Other Information	24
Item 6	Exhibits and Reports on Form 8-K	24-25
Signatures		26
Certifications		27-30

PART I

Item 1. Financial Statements

MARLIN LEASING CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Cash and cash equivalents	$15,837	$6,354
Restricted cash	15,081	12,582
Net investment in direct financing leases	396,839	337,434
Property and equipment, net	2,331	2,049
Other assets	6,162	5,749

Total assets	$436,250	$364,168

Liabilities and Stockholders’ Equity
Debt and secured borrowings	$371,228	$315,361
Subordinated debt	9,611	9,520
Other liabilities:
Lease obligation payable	672	628
Accounts payable and accrued expenses	11,549	6,630
Warrants to purchase Class A Common Stock	6,453	1,422
Deferred income tax liability	9,545	5,232

Total liabilities	409,058	338,793

Redeemable convertible preferred stock	22,611	21,171

Stockholders’ equity:
Class A Common Stock, $0.01 par value; 10,500 shares authorized; 1,716 and 1,623 shares issued and outstanding, respectively	17	16
Class B Common Stock, $0.01 par value; 420 shares authorized; none issued and outstanding.	—	—
Additional paid-in capital	2,221	1,842
Stock subscription receivable	(232)	(147)
Deferred compensation	(54)	—
Retained earnings	2,629	2,493

Total stockholders’ equity	4,581	4,204

Total liabilities and stockholders’ equity	$436,250	$364,168

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN LEASING CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Income:
Interest and fee income	$14,612	$12,101	$41,440	$34,037
Interest expense	4,799	4,939	13,258	13,138

Net interest and fee income	9,813	7,162	28,182	20,899
Provision for credit losses	2,060	1,644	5,830	5,167

Net interest and fee income after provision for credit losses	7,753	5,518	22,352	15,732
Insurance and other income	860	697	2,488	1,968

Operating income	8,613	6,215	24,840	17,700
Salaries and benefits	2,631	2,040	7,482	5,711
General and administrative	1,782	1,437	5,287	4,075
Financing related costs	442	428	1,152	1,233
Change in fair value of warrants	1,416	282	5,030	764

Income before income taxes	2,342	2,028	5,889	5,917
Income taxes	1,484	940	4,313	2,719

Net income	858	1,088	1,576	3,198
Preferred stock dividends	487	457	1,440	1,345

Net income attributable to common stockholders	$371	$631	$136	$1,853

Basic earnings per share:	$0.22	$0.37	$0.08	$1.02

Diluted earnings per share:	$0.12	$0.15	$0.21	$0.44

Shares used in computing basic earnings per share:	1,715,502	1,725,599	1,760,775	1,815,304

Shares used in computing diluted earnings per share:	7,449,501	7,131,433	7,416,992	7,191,840

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN LEASING CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$1,576	$3,198
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,197	7,062
Provision for credit losses	5,830	5,167
Deferred taxes	4,313	2,719
Change in fair value of warrants	5,030	764
Deferred initial direct costs and fees	(8,984)	(7,506)
Effect of changes in other operating items:
Other assets	(413)	(562)
Accounts payable and accrued expenses	4,919	2,075

Net cash provided by operating activities	20,468	12,917

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(177,359)	(152,658)
Collections on lease finance receivables, net of amounts included in income	110,469	84,789
Security deposits collected, net	3,073	1,970
Acquisitions of property and equipment	(767)	(645)

Net cash used in investing activities	(64,584)	(66,544)

Cash flows from financing activities:
Issuances of common stock, net terminations	231	24
Common stock repurchases	—	(540)
99-2 Term Facility repayment of notes	(8,380)	(14,503)
00-1 Term Facility repayment of notes	(14,250)	(20,798)
01-1 Term Facility repayment of notes	(23,226)	(27,695)
02-1 Term Facility, Proceeds (repayments)	(44,287)	165,994
03-1 Term Facility, Proceeds net of repayments	194,836	—
Change in secured bank facility	(18,220)	(11,516)
00-A warehouse advances net of repayments	18,647	(46,786)
02-A warehouse advances net of repayments	(49,253)	16,502
Change in restricted cash	(2,499)	(3,496)

Net cash provided by financing activities	53,599	57,186

Net increase in cash and cash equivalents	9,483	3,559
Cash and cash equivalents, beginning of period	6,354	2,504

Cash and cash equivalents, end of period	$15,837	$6,063

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,814	$11,978
Cash paid for income taxes	—	—

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN LEASING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization

Description

Marlin Leasing Corporation provides equipment leasing solutions primarily to small businesses nationwide in a segment of the equipment leasing market commonly referred to as the “small-ticket” segment. The Company finances over 60 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers and certain commercial and industrial equipment. Marlin Leasing Corporation is managed as a single business segment.

In November 2003, Marlin Leasing Corporation merged into a wholly owned subsidiary of Marlin Business Services Corp., a Pennsylvania business corporation, as part of a corporate reorganization described below. Marlin Leasing Corporation will be the principal operating subsidiary of Marlin Business Services Corp.

References to the “Company”, “we”, “us”, and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries after giving effect to the reorganization described below, unless the context otherwise requires.

Initial Public Offering

Marlin Business Services Corp. completed its initial public offering of common stock and became a publicly traded company on November 12, 2003. Of the 5,060,000 shares sold in the offering, 3,581,255 shares represented primary shares sold by the Company, which increased shares outstanding. The remaining shares were sold by selling shareholders. This offering resulted in net proceeds to the Company of $44.7 million of which $10.1 million was used to retire outstanding subordinated debt and accrued interest thereon and $6.0 million was used to pay accrued preferred dividends payable. The remaining proceeds will be used for general corporate purposes. Our common stock trades on the NASDAQ National Market under the ticker symbol “MRLN”. Immediately following completion of the offering, the Company had a total of 11,213,610 shares of common stock outstanding.

Reorganization

Since our founding, we have conducted all of our operations through Marlin Leasing Corporation which was incorporated in the state of Delaware on June 16, 1997. On November 11, 2003, we reorganized our operations into a holding company structure by merging Marlin Leasing Corporation with a wholly owned subsidiary of Marlin Business Services Corp., a Pennsylvania corporation. As a result, all former shareholders of Marlin Leasing Corporation became shareholders of Marlin Business Services Corp. After the reorganization, Marlin Leasing Corporation remains in existence as our primary operating subsidiary.

In anticipation of the public offering, on October 12, 2003, Marlin Leasing Corporation’s Board of Directors approved a stock split of its Class A Common Stock at a ratio of 1.4 shares for every one share of Class A Common Stock in order to increase the number of shares of Class A Common Stock authorized and issued. All per share amounts and outstanding shares, including all common stock equivalents, such as stock options, warrants and convertible preferred stock, have been retroactively restated in the accompanying consolidated financial statements and notes to consolidated financial statements for all periods presented to reflect the stock split.

The following steps to reorganize our operations into a holding company structure were taken prior to the completion of our initial public offering of common stock in November 2003:

     •all classes of Marlin Leasing Corporation’s redeemable convertible preferred stock converted into Class A common stock of Marlin Leasing Corporation;

     •all warrants to purchase Class A common stock of Marlin Leasing Corporation were exercised on a net issuance, or cashless, basis for Class A common stock, and a selling shareholder exercised options to purchase 60,655 shares of Class A common stock. The exercise of warrants resulted in the issuance of 700,046 common shares on a net issuance basis, based on the initial public offering price of $14.00 per share;

     •all warrants to purchase Class B common stock of Marlin Leasing Corporation were exercised on a net issuance basis for Class B common stock, and all Class B common stock was converted by its terms into Class A common stock;

     •a direct, wholly owned subsidiary of Marlin Business Services Corp. merged with and into Marlin Leasing Corporation, and each share of Marlin Leasing Corporation’s Class A common stock was exchanged for one share of Marlin

Business Services Corp. common stock under the terms of an agreement and plan of merger dated August 27, 2003; and

•     the Marlin Leasing Corporation 1997 Equity Compensation Plan was assumed by, and merged into, the Marlin Business Services Corp. 2003 Equity Compensation Plan. All outstanding options to purchase Marlin Leasing Corporation’s Class A common stock under the 1997 Plan were converted into options to purchase shares of common stock of Marlin Business Services Corp.

As a result of this reorganization, 7,632,355 shares of Marlin Leasing Corporation common stock were issued and outstanding prior to the merger with Marlin Business Services Corp. and the initial public offering. Also, options to purchase 1,078,260 shares of common stock are outstanding under our 2003 Equity Compensation Plan, including 134,500 options granted in connection with the offering.

In the fourth quarter of 2003, we expect to recognize non-recurring expenses of $692,000 related to the final adjustment of the fair market value of warrants and $447,000 relating to the payoff of our subordinated notes from expensing of unamortized discount and transactional expenses.

NOTE 2 - Basis of Financial Statement Presentation and Critical Accounting Policies

In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2003 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and, cash flows for the nine month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s 424(b)(1) prospectus filed with the Securities and Exchange Commission on November 12, 2003. The consolidated results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, valuations of warrants and income taxes. Actual results could differ from estimates.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles and application of our critical accounting policies.

NOTE 3 - Net Investment in Direct Financing Leases

Net investment in direct financing leases consists of the following:

	September 30,	December 31,
	2003	2002

	(dollars in thousands)
Minimum lease payments receivable	$461,214	$392,392
Estimated residual value of equipment	35,458	30,550
Unearned lease income, net of initial direct costs and fees deferred	(79,138)	(68,624)
Security deposits	(15,992)	(12,919)
Allowance for credit losses	(4,703)	(3,965)

	$396,839	$337,434

Substantially all of the Company’s leases are assigned as collateral for borrowings.

Initial direct costs and fees deferred were $13.8 million and $12.4 million as of September 30, 2003 and December 31, 2002, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At September 30, 2003 and December 31, 2002, $19.1 million and $15.3 million, respectively, of residual assets retained on our balance sheet were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of September 30, 2003:

	Minimum lease	Income
Years Ending	payments receivable	Amortization
December 31:	September 30, 2003	September 30, 2003
	(dollars in thousands)
2003	$49,254	$11,994
2004	172,931	35,074
2005	123,995	19,374
2006	71,570	8,997
2007	34,611	3,326
Thereafter	8,853	373

	$461,214	$79,138

NOTE 4 - Derivative Financial Instruments

The Company uses derivative financial instruments to fulfill certain covenants in its borrowing arrangements and to manage its exposure to the effects of changes in market interest rates on its debt. The Company does not use derivatives for speculation and the Company does not trade derivatives. Because these derivatives do not meet the hedge accounting provisions of SFAS No. 149 as it amends SFAS 133 Accounting for Derivative Instruments and Hedging Activities, the Company recognizes the fair value of the interest-rate cap agreements on the balance sheet and records changes in fair value of the derivative instruments currently in earnings within financing related costs in the accompanying statements of operations. These agreements are recorded in other assets at $151,000 and $199,000 as of September 30, 2003 and December 31, 2002, respectively. The notional amount of interest rate caps owned as of September 30, 2003 was $132.2 million.

NOTE 5 - Warrants

We issued warrants to purchase our common stock to the holders of our subordinated debt. In accordance with EITF Issue No. 96-13, codified in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock , we have classified the warrants’ fair value as a liability since the warrant holders have the ability to put the shares of Class A common stock exercisable under the warrants under certain conditions to us for cash settlement. Subsequent changes in the fair value of the warrants have been recorded in the accompanying statement of operations. Under the terms of the warrant agreement, the put option will expire upon the completion of the Company’s initial public offering and, therefore, the liability will be reclassified to equity upon closing.

A key assumption in estimating the fair value of our warrants is the estimated fair value of our common stock. The change in the fair value of the warrants that was charged to income was $1.4 million and $5.0 million for the three and nine months ended September 30, 2003. The change in the fair value of the warrants that was charged to income was $282,000 and $764,000 for the three and nine months ended September 30, 2002.

As part of our reorganization described in Note 1 above, all of the warrants outstanding were exercised for common stock on a net issuance (cashless) basis. An additional non-cash charge of $692,000 will be recorded in the fourth quarter of 2003 in conjunction with the exercise and the pricing of the Company’s initial public offering and a total of $7.1 million was reclassified to equity upon completion of the exercise of the warrants.

NOTE 6 – Earnings Per Common Share

Earnings per common share (“EPS”) was calculated as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income attributable to common stockholders (used for basic EPS)	$371	$631	$136	$1,853
Preferred stock dividends	487	457	1,440	1,345

Adjusted net earnings (used for diluted EPS)	$858	$1,088	$1,576	$3,198

Weighted average common shares outstanding (used for basic EPS)	1,716	1,726	1,761	1,815
Effect of dilutive securities:
Stock options and warrants	578	249	500	221
Convertible Stock	5,156	5,156	5,156	5,156

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)	7,450	7,131	7,417	7,192

Net earnings per common share:
Basic	$0.22	$0.37	$0.08	$1.02

Diluted	$0.12	$0.15	$0.21	$0.44

Pro forma earnings per share:
Adjusted net earnings used for diluted EPS	$858	$1,088	$1,576	$3,198
Change in fair value of warrants	1,416	282	5,030	764

Adjusted net earnings	$2,274	$1,370	$6,606	$3,962

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)	7,450	7,131	7,417	7,192
Effect of warrants	571	571	571	571

Pro forma weighted average Shares used for diluted EPS	8,021	7,702	7,988	7,763

Pro forma Diluted Earnings Per share	$0.28	$0.18	$0.83	$0.51

Pro forma earnings per share includes the effect of our reorganization described in Note 1 above. The most significant adjustments are the exercise of warrants outstanding to common stock and the add back of expenses recorded to estimate the fair value of the warrants outstanding in each of the periods. Warrant expenses are described in Note 5 above. This analysis reflects the warrants on an as converted basis.

Anti-dilutive common stock options amounting to none, 325,576, 170,940 and 615,782 were excluded from the weighted average shares outstanding from dilutive per share calculations for the three months ended September 30, 2003, three months ended September 2002, nine months ended September 30, 2003, and nine months ended September 2002, respectively.

NOTE 7 - Stock-Based Compensation

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the fair value per share exceeds the exercise price per share at the measurement date, which is generally the grant date. This deferred compensation is recognized over the vesting period.

Under SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense related to stock options granted to employees and directors is computed based on the fair value of the stock option at the date of grant using the minimum value method and the Black-Scholes option pricing model. Pursuant to the disclosure requirements of SFAS No. 123, had compensation expense for stock option grants been determined based upon the fair value at the date of grant, the Company’s net income attributable to common stockholders would have decreased as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income, attributable to common stockholders as reported	$371	$631	$136	1,853
Add: stock-based employee compensation expense included in net income, net of tax	2	—	6	—
Deduct: total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4)	(2)	(13)	(5)

Pro forma net income attributable to common stockholders	$369	$629	$129	1,848

Basic net income per share attributable to common stockholders:
As reported	.22	.37	.08	1.02
Adjusted	.22	.36	.07	1.02

Diluted net income per share attributable to common stockholders:
As reported	.12	.15	.21	.44
Adjusted	.11	.15	.21	.44

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto in our 424(b)(1) prospectus filed with the Securities and Exchange Commission on November 12, 2003 in connection with our initial public offering. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company’s control, including, without limitation:

-	availability, terms and deployment of capital;

-	general volatility of the securitization and capital markets;

-	changes in our industry, interest rates or the general economy;

-	changes in our business strategy;

-	the degree and nature of our competition;

-	availability of qualified personnel; and

-	the factors set forth in the section captioned “Risk Factors” in our 424(b)(1) prospectus filed with the Securities and Exchange Commission on November 12, 2003.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

Overview

We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers.

Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. Our leases are fixed rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2003, the average original term was 45 months and the average transaction size was $8,000.

Our leases are classified under generally accepted accounting principles as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our investment in leases is reflected in our financial statements as “net investment in direct financing leases.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment.

Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of September 30, 2003, $350.0 million of our lease portfolio was funded through fixed rate term note securitizations.

We generally reach our lessees through a network of independent equipment dealers and lease brokers. The number of dealers and brokers we conduct business with depends on the number of sales account executives we have. Accordingly, key growth indicators management evaluates regularly are sales account executive staffing levels and the activity of our origination sources, which are shown below.

						As of or For the
	As of or For the					Nine Months Ended
	Years Ended December 31,					September 30,
	1998	1999	2000	2001	2002	2003
Number of sales account executives	21	32	41	50	67	81
Number of originating sources (1)	140	366	631	815	929	1,133

(1)	Monthly average of origination sources generating lease volume.

Recent Developments

Reorganization

On November 11, 2003, we reorganized our operations into a holding company structure by merging Marlin Leasing Corporation with a wholly owned subsidiary of Marlin Business Services Corp., a Pennsylvania corporation. As a result, all former shareholders of Marlin Leasing Corporation became shareholders of Marlin Business Services Corp. After the reorganization, Marlin Leasing Corporation remains in existence as our primary operating subsidiary.

Initial Public Offering

Marlin Business Services Corp. completed its initial public offering of common stock and became a publicly traded company on November 12, 2003. Of the 5,060,000 shares sold in the offering, 3,581,255 shares represented primary shares sold by the Company, which increased shares outstanding. The remaining shares were sold by selling shareholders. This offering resulted in net proceeds to the Company of $44.7 million of which $10.1 million was used to retire outstanding subordinated debt and accrued interest thereon and $6.0 million was used to pay accrued preferred dividends payable. The remaining proceeds will be used for general corporate purposes. Immediately following completion of the offering, the Company had a total of 11,213,610 shares of common stock outstanding.

In anticipation of the public offering, on October 12, 2003, Marlin Leasing Corporation’s Board of Directors approved a stock split of its Class A Common Stock at a ratio of 1.4 shares for every one share of Class A Common Stock in order to increase the number of shares of Class A Common Stock authorized and issued. All per share amounts and outstanding shares, including all common stock equivalents, such as stock options, warrants and convertible preferred stock, have been retroactively restated in the accompanying consolidated financial statements and notes to consolidated financial statements for all periods presented to reflect the stock split.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Company’s 424(b)(1) prospectus filed with the Securities and Exchange Commission on November 12, 2003 in connection with our initial public offering and Note 2 herein describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for possible credit losses on lease receivables, assets received to satisfy receivables and residual values on direct financing leases. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Income recognition. Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease. When a lease is 90 days or more delinquent, the lease is classified as non-accrual and we do not recognize interest income on that lease until the lease is less than 90 days delinquent.

Fee income consists of fees for delinquent lease payments, equipment rental fees for interim periods between the installation of equipment and the commencement of a lease and cash collected on early termination of leases. Fee income also includes net residual income which includes income from lease renewals and gains and losses on the realization of residual values of equipment disposed of at the end of term. Fee income from delinquent lease payments and interim rent are recognized on the accrual basis. Fee income from delinquent lease payments is accrued based on anticipated collection rates. Other fees are recognized when received.

Initial direct costs and fees. We defer initial direct costs incurred and fees received to originate our leases in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The initial direct costs and fees we defer are part of the net investment in direct financing leases and are amortized to interest income using the effective interest method. We defer third party commission costs as well as certain internal costs directly related to the origination activity. The costs include evaluating the prospective lessee’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating lease terms, preparing and processing lease documents and closing the transaction. The fees we defer are documentation fees collected at lease inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease portfolio.

Allowance for credit losses. We monitor collections and payments from our end user customers and maintain an allowance for estimated credit losses based upon our historical experience, aging of accounts and any specific end user customer collection issues identified such as bankruptcy. While our credit losses have historically been within expectations and provisions established, we cannot guarantee that we will continue to experience the same credit loss rates as in the past. If circumstances change, for example, if we experience higher than expected defaults or bankruptcies, our estimates of the recoverability of amounts due to us could be materially lower than actual results.

The provision for credit losses is the periodic cost of maintaining an appropriate allowance for credit losses. To the degree we add new leases to our portfolio, or to the degree credit quality is worse than expected, we record a provision to increase the allowance for credit losses for the estimated net losses to be incurred in our lease portfolio. Our policy is to charge-off the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

Lease residual values. A direct financing lease is recorded at the aggregate future minimum lease payments plus the estimated residual values less unearned income. Residual values reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment. These estimates are based on industry data and on our experience. Management performs periodic reviews of the estimated residual values and any impairment, if other than temporary, is recognized in the current period.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2003 and 2002

Net income. Net income was $858,000 for the three month period ended September 30, 2003. This represented a $230,000, or 21.1%, decrease from the same period of 2002 due principally to the increase in the change in fair value of warrants, which was partially offset by an increase in our net interest income resulting from growth in our investment in direct financing leases and expanding net interest margin. Excluding the impact of the change in fair value of warrants of $1.4 million for the three month period ended September 30, 2003 and $282,000 for the same period in 2002, net income would have increased $904,000, or 66.0%, to $2.3 million for the three month period ended September 30, 2003 from $1.4 million for the same period in 2002. During the three months ended September 30, 2003, we generated 7,925 new leases with a cost of $65.4 million compared to 6,416 leases with a cost of $51.8 million generated for the three month period ended September 30, 2002. The weighted average implicit interest rate on new leases originated was 13.84% for the three month period ended September 30, 2003 compared to 14.10% for same period in 2002. Overall, our net investment in direct financing leases grew 24.5%, to $396.8 million at September 30, 2003 from $318.6 million at September 30, 2002.

	Three Months Ended
	September 30,
	2003	2002
	(dollars in thousands)
Interest income	$11,752	$9,800
Fee income	2,860	2,301

Interest and fee income	14,612	12,101
Interest expense	4,799	4,939

Net interest and fee income	$9,813	$7,162
Average net investment in direct financing leases	$375,190	$299,852
Percent of average net investment in direct financing leases:
Interest income	12.53%	13.07%
Fee income	3.05	3.07

Interest and fee income	15.58	16.14
Interest expense	5.12	6.59

Net interest and fee margin	10.46%	9.55%

Net interest and fee margin. Net interest and fee income increased $2.7 million, or 37.0%, to $9.8 million for the three months ended September 30, 2003 from $7.2 million for the three months ended September 30, 2002. The increase in the annualized net interest and fee margin represents an increase of 91 basis points to 10.46% in the three month period ended September 30, 2003 from 9.55% for the same period in 2002.

Interest income, net of amortized initial direct costs and fees, increased $2.0 million, or 19.9%, to $11.8 million for the three month period ended September 30, 2003 from $9.8 million for the three month period ended September 30, 2002. The increase in interest income was due principally to a 25.1% growth in the average net investment in direct financing leases outstanding which increased $75.3 million to $375.2 million at September 30, 2003 from $299.9 million at September 30, 2002. For the three month period ended September 30, 2003 compared to the same period in 2002, our weighted average cost of borrowing as a percentage of average net investment in direct financing leases declined 147 basis points while our interest income yield declined less significantly, by 54 basis points. Our ability to sustain pricing and increase our net interest margin was due to a less competitive leasing environment and an increase in the amount of direct business recorded during the period.

Fee income increased $559,000, or 24.3%, to $2.9 million for the three month period ended September 30, 2003 from $2.3 million for the same period in 2002. The increase in fee income resulted primarily from higher late fees earned of $148,000 and additional net residual income of $191,000 on lease terminations and increases in early prepayment gains and interim rents earned in the period. Fee income, as a percentage of the average net investment in direct financing leases, declined 2 basis points to 3.05% annualized for the three month period ended September 30, 2003 from 3.07% annualized for the same period in 2002 primarily due to lower average late fees earned as a result of lower overall delinquency in the portfolio.

Interest expense decreased $140,000 to $4.8 million for the three month period ended September 30, 2003 from $4.9 million for the same period in 2002. Interest expense, as a percentage of the average net investment in direct financing leases, decreased 147 basis points to 5.12% annualized for the three month period ended September 30, 2003 from 6.59% annualized for the same period in 2002 due to the declining interest rate environment and the resulting impact on our weighted average borrowing costs.

Insurance and other income. Insurance and other income increased $163,000, or 23.4%, to $860,000 for the three month period ended September 30, 2003 from $697,000 for the same period in 2002. The increase is primarily related to higher insurance income of $165,000 from a 25.8% increase in the number of insured accounts.

Salaries and benefits expense. Salaries and benefits expense increased $591,000, or 29.0%, to $2.6 million for the three months ended September 30, 2003 from $2.0 million for the same period in 2002. For the three months ended September 30, 2003 compared to the same period in 2002, sales and credit compensation increased $420,000 related to additional hiring of sales account executives and credit analysts and higher commissions earned for the period. Compensation in management and support areas increased $125,000 of which $58,000 was related to management incentive bonus accruals. Total headcount increased to 227 at September 30, 2003 from 190 at September 30, 2002.

General and administrative expense. General and administrative expenses increased $345,000, or 24.0%, to $1.8 million for the three months ended September 30, 2003 from $1.4 million for the same period in 2002. The increase in general and administrative expenses was due primarily to an increase in occupancy expenses of $72,000, increased data processing expenses of $33,000, increased audit and tax expenses of $34,000 and increased marketing expenses of $20,000. Occupancy expenses rose in part due to the opening of a 5,621 square foot office in Philadelphia in June 2003 and the March 2003 move of our Georgia office into larger space. Audit services increased due to more external and internal audit services performed by outside firms. Data processing increases, as well as increases in postage, bank fees and depreciation are attributable to overall growth of the Company and growth in our leasing portfolio.

Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our interest rate caps used to limit our exposure to an increase in interest rates. Financing related costs increased $14,000 to $442,000 for the three month period ended September 30, 2003 from $428,000 for the same period in 2002. Mark to market income of $39,000 was recorded on our interest rate caps for the three month period ended September 30, 2003 compared with $136,000 of expense for the three months ended September 30, 2002. Commitment fees were $481,000 for the three month period ended September 30, 2003 compared with $293,000 for the three month period ended September 30, 2002.

Change in fair value of warrants. Warrants issued in connection with subordinated debt increased in value $1.4 million for the three month period ended September 30, 2003 compared to $282,000 for the same period in 2002. This non-cash expense increased primarily as a result of the increase in the estimated fair market value of our common stock used in valuing our warrants. As part of our reorganization undertaken in November 2003, all outstanding warrants were exercised on a net issuance basis for common stock. Accordingly, this expense will not continue beyond fiscal year 2003.

Provision for credit losses. The provision for credit losses increased $416,000, or 25.3%, to $2.1 million for the three months ended September 30, 2003 from $1.6 million for the same period in 2002. The increase in our provision for credit losses resulted principally from growth of our lease portfolio and corresponding charge-offs and our estimates of losses inherent in the existing portfolio. Net charge-offs were $1.8 million for the three-month period ended September 30, 2003 and $1.5 million for the same period in 2002.

Provision for income taxes. The provision for income taxes increased 57.9% to $1.5 million for the three month period ended September 30, 2003 from $940,000 for the same period in 2002. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 63.4% for three month period ended September 30, 2003 and 46.4% for the same period in 2002. The increase in effective tax rate is primarily due to increased expense in 2003 relating to the change in fair value of warrants, which is a non-cash expense and not tax deductible.

Comparison of Nine Months Ended September 30, 2003 and 2002

Net income. Net income was $1.6 million for the nine month period ended September 30, 2003. This represented a $1.6 million, or 50.7%, decrease from the same period of 2002 due principally to the increase in the change in fair value of warrants, which was partially offset by an increase in our net interest income resulting from growth in our investment in direct financing leases and expanding net interest margin. Excluding the impact of the change in fair value of warrants of $5.0 million for the nine month period ended September 30, 2003 and $764,000 for the same period in 2002, net income would have increased $2.6 million, or 66.7%, to $6.6 million for the nine month period ended September 30, 2003 from $4.0 million for the same period in 2002. During the nine months ended September 30, 2003, we generated 22,314 new leases with a cost of $175.7 million compared to 18,802 leases with a cost of $150.4 million generated for the nine month period ended September 30, 2002. The weighted average implicit interest rate on new leases originated was 14.14% for the nine month period ended September 30, 2003 compared to 14.17% for same period in 2002. Overall, our average net investment in direct financing leases grew 27.5%, to $354.3 million at September 30, 2003 from $277.8 million at September 30, 2002.

	Nine Months Ended
	September 30,
	2003	2002
	(dollars in thousands)
Interest income	$33,536	$27,519
Fee income	7,904	6,518

Interest and fee income	41,440	34,037
Interest expense	13,258	13,138

Net interest and fee income	$28,182	$20,899
Average net investment in direct financing leases	$354,297	$277,826
Percent of average net investment in direct financing leases:
Interest income	12.62%	13.21%
Fee income	2.97	3.13

Interest and fee income	15.59	16.34
Interest expense	4.99	6.31

Net interest and fee margin	10.60%	10.03%

Net interest and fee margin. Net interest and fee income increased $7.3 million, or 34.8%, to $28.2 million for the nine months ended September 30, 2003 from $20.9 million for the nine months ended September 30, 2002. The increase in the annualized net interest and fee margin represents an increase of 57 basis points to 10.60% in the nine month period ended September 30, 2003 from 10.03% for the same period in 2002.

Interest income, net of amortized initial direct costs and fees, increased $6.0 million, or 21.9%, to $33.5 million for the nine month period ended September 30, 2003 from $27.5 million for the nine month period ended September 30, 2002. The increase in interest income was principally due to a 27.5% growth in the average net investment in direct financing leases outstanding which increased $76.5 million to $354.3 million at September 30, 2003 from $277.8 million at September 30, 2002. For the nine month period ended September 30, 2003 compared to the same period in 2002, our weighted average cost of borrowing as a percentage of average net investment in direct financing leases declined 132 basis points while our interest income yield declined less significantly, by 59 basis points. Our ability to sustain pricing and increase our net interest margin was due to a less competitive leasing environment and an increase in the amount of direct business recorded during the period.

Fee income increased $1.4 million, or 21.3%, to $7.9 million for the nine month period ended September 30, 2003 from $6.5 million for the same period in 2002. The increase in fee income resulted primarily from higher late fees earned of $461,000 and additional net residual income of $399,000 on lease terminations and increases in early prepayment gains and interim rent earned in the period. Fee income, as a percentage of the average net investment in direct financing leases, declined 16 basis points to 2.97% annualized for the nine month period ended September 30, 2003 from 3.13% annualized for the same period in 2002 primarily due to lower average late fees earned as a result of lower overall delinquency in the portfolio.

Interest expense increased $120,000 to $13.3 million for the nine month period ended September 30, 2003 from $13.1 million for the same period in 2002. Interest expense, as a percentage of the average net investment in direct financing leases, decreased 132 basis points to 4.99% annualized for the nine month period ended September 30, 2003 from 6.31% annualized for the same period in 2002 due to the declining interest rate environment and the resulting impact on our weighted average borrowing costs.

Insurance and other income. Insurance and other income increased $520,000, or 26.4%, to $2.5 million for the nine month period ended September 30, 2003 from $2.0 million for the same period in 2003. The increase is primarily related to higher insurance income of $508,000 from a 28.6% increase in the number of insured accounts.

Salaries and benefits expense. Salaries and benefits expense increased $1.8 million, or 31.0%, to $7.5 million for the nine months ended September 30, 2003 from $5.7 million for the same period in 2002. For the nine months ended September 30, 2003 compared to the same period in 2002, sales and credit compensation increased $1.0 million related to additional hiring of sales account executives and credit analysts and higher commissions earned for the period. In addition, collection salaries increased $140,000 due to increased staffing levels and higher collection commissions earned associated with improved portfolio delinquency performance. Compensation in management and support areas increased $637,000, of which $478,000 was related to management incentive bonus accruals. Total headcount increased to 227 at September 30, 2003 from 190 at September 30, 2002.

General and administrative expense. General and administrative expenses increased $1.2 million, or 29.7%, to $5.3 million for the nine months ended September 30, 2003 from $4.1 million for the same period in 2002. The increase in general and administrative expenses was due primarily to an increase in professional fees of $475,000, consisting of legal fees of $337,000, including costs and fees of $214,000 relating to the settlement of litigation, and increased audit and tax expenses of $138,000 due to increased external and internal audit services performed. Occupancy and marketing expenses increased $96,000 and $91,000, respectively. Occupancy expenses rose in part due to the opening of a 5,621 square foot office in Philadelphia in June 2003 and the March 2003 move of our Georgia office into larger space. The remainder of the increase is due to increased spending in postage, bank fees, depreciation, and data processing costs to support the growth in our leasing portfolio and overall growth of the Company.

Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our interest rate caps used to limit our exposure to an increase in interest rates. Financing related costs decreased $81,000 to $1.15 million for the nine month period ended September 30, 2003 from $1.23 million for the same period in 2002 principally due to reduced write downs in the fair market values of our interest rate caps. Mark to market charges taken on our interest rate caps were $192,000 for the nine month period ended September 30, 2003 compared with $483,000 for the nine months ended September 30, 2002. Commitment fees were $960,000 for the nine month period ended September 30, 2003 compared with $750,000 for the nine month period ended September 30, 2002.

Change in fair value of warrants. Warrants issued in connection with subordinated debt increased in value $5.0 million for the nine month period ended September 30, 2003 compared to $764,000 for the same period in 2002. The warrant value was $6.5 million at September 30, 2003 and $1.4 million at December 31, 2002. This non-cash expense increased primarily as result of the increase in the estimated fair market value of our common stock used in valuing our warrants. As part of our reorganization undertaken in November 2003, all outstanding warrants were exercised on a net issuance basis for common stock. Accordingly, this expense will not continue beyond fiscal year 2003.

Provision for credit losses. The provision for credit losses increased $663,000, or 12.80%, to $5.8 million for the nine months ended September 30, 2003 from $5.2 million for the same period in 2002. The increase in our provision for credit losses resulted principally from growth of our lease portfolio and corresponding charge-offs and our estimates of losses inherent in the existing portfolio. Net charge-offs were $5.1 million for the nine month period ended September 30, 2003 and $4.5 million for the same period in 2002.

Provision for income taxes. The provision for income taxes increased 58.6% to $4.3 million for the nine month period ended September 30, 2003 from $2.7 million for the same period in 2002. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 73.2% for nine month period ended September 30, 2003 and 45.9% for the same period in 2002. The increase in effective tax rate is primarily due to increased expense in 2003 relating to the change in fair value of warrants which is a non-cash expense and not tax deductible.

LEASE RECEIVABLES AND ASSET QUALITY

Our net investment in direct financing leases grew $59.4 million or 17.6% to $396.8 million at September 30, 2003 from $337.4 million at December 31, 2002. The Company continues to increase its sales representatives and the number of independent dealers and other origination sources that generate and develop lease customers. The Company’s leases are assigned as collateral for borrowings as described below in Liquidity and Capital Sources.

The activity of the allowance for possible credit losses and delinquent accounts follows:

	Year Ended	Three Months Ended		Nine Months Ended
	December 31,	September 30,		September 30,
	2002	2003	2002	2003	2002

		(dollars in thousands)
Allowance for credit losses, beginning of period	$3,059	$4,451	$3,608	$3,965	$3,059
Provision for credit losses	6,850	2,060	1,644	5,830	5,167
Charge-offs, net	(5,944)	(1,808)	(1,476)	(5,092)	(4,450)

Allowance for credit losses, end of period	$3,965	$4,703	$3,776	$4,703	$3,776

Annualized net charge-offs to average net investment in leases	2.06%	1.93%	1.97%	1.92%	2.14%
Allowance for credit losses to net investment in leases	1.21%	1.22%	1.22%	1.22%	1.22%
Average net investment in leases	$288,396	$375,190	$299,852	$354,297	$277,826
Net investment in leases, end of period (1)	$328,047	$386,910	$309,546	$386,910	$309,546
Delinquencies 60 days or more past due	$3,364	$2,961	$3,034	$2,961	$3,034
Delinquencies 60 days or more past due (2)	0.86%	0.64%	0.82%	0.64%	0.82%
Allowance for credit losses to delinquent accounts 60 days or more past due	117.86%	158.83%	124.46%	158.83%	124.46%

(1) Excludes initial direct costs and fees deferred and anticipated collections.

(2) Calculated as a percent of minimum lease payments receivable.

Net investments in direct financing leases are charged-off when they are contractually past due 121 days based on the historical net loss rates realized by the Company. Net losses represent net investment in direct financing leases less anticipated collections. At September 30, 2003 and at December 31, 2002, anticipated collections remaining amounted to $786,000 and $924,000, respectively. Income is not recognized on leases when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease becomes less than 90 days delinquent. At September 30, 2003 and December 31, 2002, the Company had $1.5 million of direct finance lease receivables on non-accrual. As of September 30, 2003 and December 31, 2002, the Company had minimum lease receivables in which the terms of the original lease agreements had been renegotiated in the amount of $1.9 million and $2.3 million, respectively.

Credit quality of our lease portfolio has generally improved as measured by annualized net charge-offs and delinquencies 60 days or more past due as a percentage of average net investment in leases over the time periods reported. The lower delinquency and net charge-off percentage for the nine-month period ended September 30, 2003 compared to 2002 may in part be resulting from improved economic conditions. We also generally experience higher delinquency rates in December of each year, as we believe our lessees adjust their payment patterns around the year-end.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires a substantial amount of cash to operate and grow. Our primary liquidity need is for new lease originations. In addition, we need liquidity to pay interest and principal on our borrowings, to pay fees and expenses incurred in connection with our securitization transactions, to fund infrastructure and technology investment and to pay administrative and other operating expenses. We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third party financing to fund our operations:

•	borrowings under a revolving bank facility;

•	financing of leases in CP conduit warehouse facilities;

•	financing of leases through term note securitizations; and

•	equity and debt securities with third party investors.

We used net cash in investing activities of $64.6 million for the nine months ended September 30, 2003, and $66.5 million for the nine months ended September 30, 2002. Investing activities primarily relate to lease origination activity.

Net cash provided by financing activities was $53.6 million for the nine months ended September 30, 2003 and $57.2 million for the nine months ended September 30, 2002. Net cash provided by financing activities in 2003 includes $194.8 million of proceeds, net of repayments, from our last term securitization completed June 25, 2003. Financing activities in 2003 also include $139.0 million of net repayments of other borrowings.

Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $20.5 million for the nine months ended September 30, 2003, and $12.9 million for the nine months ended September 30, 2002.

We expect cash from operations, additional borrowings on existing and future credit facilities, the completion of additional on-balance-sheet term note securitizations and the net proceeds of approximately $44.7 from our November 2003 initial public offering of common stock to be adequate to support our operations and projected growth.

Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. Total cash and cash equivalents as of September 30, 2003, was $15.8 million compared to $6.4 million at December 31, 2002.

As of September 30, 2003, we also had $15.1 million of cash that was classified as restricted cash, compared to $12.6 million at December 31, 2002. Restricted cash consists primarily of the cash reserve and advance payment accounts related to our term note securitizations.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

		December 31, 2002		September 30, 2003

	Maximum		Weighted		Weighted
	Facility	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Cost	Outstanding	Cost	Capacity
	(dollars in thousands)
Revolving bank facility (1)	$32,500	$20,831	4.40%	$2,610	3.41%	$29,890
CP conduit warehouse facilities (1)	200,000	49,253	2.61	18,647	1.90	181,353
Term note securitizations (2)	—	245,277	5.29	349,971	4.01	N/A

	$232,500	315,361	4.84	371,228	3.96	$211,243
Subordinated debt (3)		10,000	11.00	10,000	11.00

		$325,361		$381,228

(1) Subject to lease eligibility and borrowing base formula. The maximum facility amount of our revolving bank facility was increased from $32.5 million to $40.0 million on October 16, 2003 through the addition of another lender to the facility.

(2) Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
(3) Outstanding subordinated debt was repaid on November 18, 2003. After repayment, no further amount may be borrowed under the subordinated debt agreement. Subordinated debt is shown at face amount including $480,000 and

$389,000 of unamortized discount as of December 31, 2002 and September 30, 2003, respectively, associated with warrants granted at time of issue.

Revolving Bank Facility

As of September 30, 2003 and December 31, 2002, the Company has a committed revolving line of credit with several participating banks to provide up to $32.5 million in borrowings at LIBOR plus 2.125%. The credit facility expires on August 31, 2005. On October 16, 2003, the facility was increased to $40 million with the addition of another lender. For the nine months ended September 30, 2003 and the year ended December 31, 2002, the weighted average interest rates were 3.96% and 4.32%, respectively. For the nine months ended September 30, 2003 and year ended December 31, 2002, the Company incurred commitment fees on the unused portion of the credit facility of $108,000 and $142,000, respectively.

CP Conduit Warehouse Facilities

We have two Commercial Paper (“CP”) conduit warehouse facilities that allow us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transfer pools of leases and interests in the related equipment to special purpose, bankruptcy remote subsidiaries. These special purpose entities in turn pledge their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issues commercial paper to investors. The warehouse facilities allow the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. These facilities require that the Company limit its exposure to adverse interest rate movements on the variable rate notes through entering into interest rate cap agreements.

00-A Warehouse Facility — During December 2000, the Company entered into a $75 million commercial paper warehouse facility (the “00-A Warehouse Facility”). This facility was increased to $125 million on May 31, 2001. The 00-A Warehouse Facility expires in December 2004. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the nine months ended September 30, 2003 and the year ended December 31, 2002, the weighted average interest rates were 1.93% and 2.46%, respectively. There was $18.6 million outstanding at September 30, 2003 and no amounts outstanding under this facility as of December 31, 2002.

02-A Warehouse Facility — During April 2002, the Company entered into a $75 million commercial paper warehouse facility (the “02-A Warehouse Facility”). The 02-A Warehouse Facility expires in July 2005. The 02-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the nine months ended September 30, 2003 and year ended December 31, 2002, the weighted average interest rate was 2.46% and 2.79%, respectively. There were no amounts outstanding under this facility at September 30, 2003 and $49.3 million at December 31, 2002.

Term Note Securitizations

Since our founding, we have completed five on-balance-sheet term note securitizations. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Our Series 1999-2 transaction, which was our first term note securitization, was repaid in full on January 15, 2003. Our Series 2000-1, 2001-1, 2002-1 and 2003-1 transactions are rated by Moody’s Investors Service and Fitch Ratings. Moody’s ratings for each of our outstanding securitizations are as follows: Class A notes — A1 for 2001 Class A notes and A2 for all others; Class B notes — Baa2; and Class C notes — Ba2.

At September 30, 2003 and at December 31, 2002, outstanding term securitizations amounted to $350.0 million and $245.3 million, respectively. On June 25, 2003, the Company closed a $204.9 million term securitization (“Series 2003-1 Notes”) with a weighted average fixed rate coupon payable to investors is 3.05%.

The Series 1999-2, 2000-1, 2001-1, 2002-1 and 2003-1 Notes payable are collateralized by substantially all of the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.

Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement and a maximum debt to equity ratio of 12 to 1. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of servicer termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of September 30, 2003 the Company was in compliance with terms of the warehouse facilities and term securitization agreements.

Subordinated Debt

On September 30, 2003 and December 31, 2002, the Company had outstanding $10.0 million of Senior Subordinated Notes due March 30, 2006 bearing interest at 11.0% payable quarterly. The notes are subject to certain mandatory prepayment provisions and may be redeemed at the option of the Company based upon certain conditions. In connection with issuance of the notes, the Company issued to the noteholders warrants to purchase shares of Class A Common Stock exercisable over ten years. The notes were recorded on our balance sheet net of a $802,000 discount attributable to the estimated fair value of the warrant at the date of grant, determined using the Black-Scholes option pricing model. The discount is being amortized to interest expense over the term of the notes and was $112,000 and $92,000 for the year ended December 31, 2002 and for the nine months ended September 30, 2003, respectively.

The holders of the warrants issued in connection with the notes were entitled to put the shares of Class A Common Stock exercisable under the warrants to the Company at fair value upon: 1) an event of noncompliance, as defined in the Company’s certificate of incorporation; 2) termination of any two of the Company’s founding shareholders; or 3) at any time after July 26, 2006. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-13, codified in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock , the Company has classified the warrants as a liability since the warrant holders had the ability to put the shares of Class A Common Stock exercisable under the warrants to the Company for cash settlement. Subsequent changes in the fair value of the warrants have been recorded in the accompanying consolidated statements of operations.

As part of our corporate reorganization and initial public offering in November 2003, the warrants associated with the notes were exercised on a net issuance basis into 510,362 common shares and the notes were paid in full on November 18, 2003 with proceeds from the offering. The Company will recognize $378,000 in losses associated with expensing the remaining unamortized discount and $69,000 of unamortized transaction costs on the extinguishment of debt upon the repayment of the notes.

MARKET INTEREST RATE RISK AND SENSITIVITY

We are exposed to market risk associated with changes in interest rates. To provide some protection against potential interest rate increases associated with our variable rate facilities, we are required by our CP conduit warehouse facilities to enter into derivative financial transactions. Accordingly, we are using interest rate caps to limit our exposure to an increase in interest rates in the underlying variable rate facilities. As of September 30, 2003, we held interest rate caps with a notional amount of $132.2 million with several financial institutions at various terms and the fair value of these contracts was $151,000.

The following table presents the expected principal repayment schedule of our debt and the related weighted average interest rates as of September 30, 2003 and for each year ended through December 31, 2007 and for periods thereafter.

	Expected Maturity Date by Calendar Year
	2003	2004	2005	2006	2007	Thereafter	Total
	(dollars in thousands)
Debt:
Fixed rate debt	$39,669	$138,811	$93,491	$60,684	$23,144	$4,172	$359,971
Average fixed rate	4.30%	4.19%	3.96%	4.89%	3.36%	3.19%	4.19%
Variable rate debt	$1,978	$19,280	—	—	—	—	$21,258
Average variable rate	1.98%	1.98%	—	—	—	—	1.98%

Our earnings are sensitive to fluctuations in interest rates. The revolving bank facility and CP conduit warehouse facilities charge a floating rate of interest based on LIBOR, prime rate or commercial paper interest rates. Because our assets are fixed rate, increases in these market interest rates would negatively impact earnings and decreases in the rates would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing under our new leases or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.

For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the twelve month period ended September 30, 2003 would to reduce net interest and fee income by approximately $708,000 based on our average variable rate borrowings of approximately $70.8 million for the year then ended, excluding the effects of any changes in the value of interest rate caps and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.

We manage and monitor our exposure to interest rate risk using balance sheet simulation models. Such models incorporate many of our assumptions about our business including new asset production and pricing, interest rate forecasts, overhead expense forecasts and assumed credit losses. We also currently employ interest rate caps to offset some of our exposure to increasing interest rates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , or FIN 45. FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On October 9, 2003, the FASB deferred the implementation date of FIN 46 for variable interest entities that existed prior to February 1, 2003 from the third quarter to the fourth quarter of 2003. Pursuant to this deferral, public companies must complete their evaluations of variable interest entities that existed prior to February 1, 2003, and determine whether consolidation will be required for financial statements issued for periods ending after December 15, 2003. For calendar year companies, consolidation of previously existing variable interest entities will be required in their financial statements for the year ending December 31, 2003. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and are not subject to deferral. The adoption of this accounting pronouncement has not had a material effect on our consolidated financial statements.

Since inception, we have completed five term note securitizations. In connection with each transaction, we have established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 , our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents our maximum loss exposure.

In April 2003, the FASB issued SFAS No. 149 , Amendment of Statement 133 Derivative Instruments and Hedging Activities . This statement amends and clarifies financial and accounting and reporting for derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, this statement: 1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative; 2) clarifies when a derivative contains a financing component; 3) amends the definition of an underlying to conform it to language used in FIN 45; and 4) amends certain other existing pronouncements. This Statement is effective for hedging relationships designated after June 30, 2003 and for contracts entered into or modified after June 30, 2003, except for provisions relating to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 which should continue to be applied in accordance with their respective dates. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments and characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. For example, it does not change the accounting treatment for conversion features, or conditional redemption features. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is set forth in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Interest Rate Risk and Sensitivity”, above.

Item 4. Controls and Procedures

a.     Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) within 90 days of the date of this report and each has concluded that such disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

b.     Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1: Legal Proceedings

None

Item 2: Changes in Securities and Use of Proceeds

On November 17, 2003, we closed the sale of 5,060,000 shares of our common stock in our initial public offering. These shares were registered under a Registration Statement on Form S-1, as amended (File No. 333-108530), which was declared effective by the Securities and Exchange Commission on November 10, 2003. Of these shares, a total of 3,581,255 shares were sold by us and 1,478,745 shares were sold by selling shareholders. These figures include 660,000 shares of common stock sold pursuant to the exercise of the underwriters’ over-allotment option, of which 467,988 were sold by us and 192,012 were sold by selling shareholders. The initial public offering price was $14.00 per share. The aggregate sale price for all of the shares we sold was approximately $50.1 million resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $46.6 million. We did not receive any proceeds from the shares sold by the selling shareholders. The managing underwriters for our initial public offering were U.S. Bancorp Piper Jaffray Inc. and William Blair & Company, L.L.C.

We used the net proceeds from the initial public offering as follows: (i) approximately $10.1 million was used to repay all of our outstanding subordinated indebtedness and all accrued interest thereon; (ii) approximately $6.0 million was used to pay accrued dividends on preferred stock; (iii) approximately $1.9 million was used to pay expenses incurred in connection with the initial public offering, including the D&O insurance premium, accounting fees, legal fees, printing fees and NASDAQ filing fees. We have retained the remaining $28.6 million of the net proceeds from the initial public offering primarily to fund newly originated and existing leases in our portfolio as well as general business purposes including payment of other offering costs.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

Prior to our initial public offering, on October 12, 2003 our then sole shareholder (Marlin Leasing Corporation) executed a Consent of Sole Shareholder to approve: (i) our amended and restated articles of incorporation; (ii) our 2003 Equity Compensation Plan; (iii) our 2003 Employee Stock Purchase Plan; and (iv) the merger agreement and plan of merger executed in connection with our initial public offering.

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number	Description
3.1*	Amended and Restated Articles of Incorporation of the Registrant.

3.2**	Bylaws of the Registrant.

4.1**	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1**	2003 Equity Compensation Plan of the Registrant.

10.2**	2003 Employee Stock Purchase Plan of the Registrant.

10.3**	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4**	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.5**	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

Exhibit
Number	Description
10.6**	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.7***	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10.8***	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corp., Marlin Leasing Receivables Corporation IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.9***	Third Amendment, dated as of December 1, 2000, to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV, LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.10***	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.11***	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.12*	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank

10.13***	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10.14***	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.15***	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

32.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

*               Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

**             Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

***           Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1(File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(b)            There were no Reports on Form 8-K filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARLIN BUSINESS SERVICES CORP.
(Registrant)

By:	/s/ Bruce E. Sickel

Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Daniel P. Dyer

Chief Executive Officer
(Chief Executive Officer)

December 22, 2003

(Date)