Form 10-K
period 2003-12-31
MARLIN BUSINESS SERVICES CORP
filed 2004-03-29
CIK 1260968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-50448

MARLIN BUSINESS SERVICES CORP.

(Exact name of Registrant as specified in its charter)

Pennsylvania	38-3686388
(State of incorporation)	(I.R.S. Employer Identification No.)

124 Gaither Drive, Suite 170, Mount Laurel, NJ 08054
(Address of principal executive offices)
Registrant’s telephone number, including area code: (888) 479-9111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The Registrant completed its initial public offering of common stock in November 2003, and the Registrant’s common stock did not initiate trading on the NASDAQ National Market until the fourth fiscal quarter of 2003. As a result, the aggregate market value of the voting stock held by non-affiliates of the Registrant, as of the end of the Registrant’s second fiscal quarter (June 30, 2003), cannot be computed by reference to the price at which the common stock of the Registrant was last sold on June 30, 2003. The number of shares of Registrant’s common stock outstanding as of March 19, 2004 was 11,357,546 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, is incorporated by reference into Part III of this Form 10-K.

MARLIN BUSINESS SERVICES CORP.

FORM 10-K

PART I

Item 1. BUSINESS

Overview

We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to our end user customers, including copiers, telephone systems, computers, and certain commercial and industrial equipment. Our average lease transaction was approximately $8,000 at December 31, 2003, and we typically do not exceed $150,000 for any single lease transaction. This segment of the equipment leasing market is commonly known in the industry as the small-ticket segment. We access our end user customers through origination sources comprised of our existing network of over 7,700 independent commercial equipment dealers and, to a lesser extent, through relationships with lease brokers and direct solicitation of our end user customers. We use a highly efficient telephonic direct sales model to market to our origination sources. Through these origination sources, we are able to deliver convenient and flexible equipment financing to our end user customers. Our typical financing transaction involves a non-cancelable, full-payout lease with payments sufficient to recover the purchase price of the underlying equipment plus an expected profit. As of December 31, 2003, we serviced approximately 81,500 active equipment leases having a total original equipment cost of $653.0 million for approximately 66,000 end user customers.

The small-ticket equipment leasing market is highly fragmented. We estimate that there are up to 75,000 independent equipment dealers who sell the types of equipment we finance. We focus primarily on the segment of the market comprised of the small and mid-size independent equipment dealers. We believe this segment is underserved because: 1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to equipment manufacturers and larger distributors, rather than the independent equipment dealers; and 2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service these equipment dealers on high volume, low-balance transactions. We focus on establishing our relationships with independent equipment dealers to meet their need for high quality, convenient point-of-sale lease financing programs. We provide equipment dealers with the ability to offer our lease financing and related services to their customers as an integrated part of their selling process, allowing them to increase their sales and provide better customer service. We believe our personalized service approach appeals to the independent equipment dealer by providing each dealer with a single point of contact to access our flexible lease programs, obtain rapid credit decisions and receive prompt payment of the equipment cost. Our fully integrated account origination platform enables us to solicit, process and service a large number of low balance financing transactions. From our inception in 1997 to December 31, 2003, we processed approximately 261,000 lease applications and originated nearly 114,000 new leases.

Reorganization

Marlin Leasing Corporation was incorporated in the state of Delaware on June 16, 1997. On August 5, 2003, we incorporated Marlin Business Services Corp. in Pennsylvania. On November 11, 2003, we reorganized our operations into a holding company structure by merging Marlin Leasing Corporation with a wholly owned subsidiary of Marlin Business Services Corp. As a result, all former shareholders of Marlin Leasing Corporation became shareholders of Marlin Business Services Corp. After the reorganization, Marlin Leasing Corporation remains in existence as our primary operating subsidiary.

Initial Public Offering

In November 2003, 5,060,000 shares of our common stock were issued in connection with an initial public offering (IPO). Of these shares, a total of 3,581,255 shares were sold by the company and 1,478,745 shares were sold by selling shareholders. The initial public offering price was $14.00 per share resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $46.6 million. We did not receive any proceeds from the shares sold by the selling shareholders. We used the net proceeds from the IPO as follows: (i) approximately $10.1 million was used to repay all of our outstanding 11% subordinated debt and all accrued interest thereon; (ii) approximately $6.0 million was used to pay accrued dividends on preferred stock which converted to common stock at the time of the IPO; and (iii) approximately $1.6 million was used to pay issuance costs incurred in connection with the IPO. The remaining proceeds will be used to fund newly originated and existing leases in our portfolio and for general business purposes. Our common stock trades on the NASDAQ National Market under the ticker symbol “MRLN”. Immediately following completion of the offering, the Company had a total of 11,213,610 shares of common stock outstanding.

Competitive Strengths

We believe several characteristics distinguish us from our competitors, including our:

Multiple sales origination channels. We use multiple sales origination channels to effectively penetrate the highly diversified and fragmented small-ticket equipment leasing market. Our direct origination channels, which account for approximately 66% of our originations, involve: 1) establishing relationships with independent equipment dealers; 2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers that sell their equipment; and 3) soliciting our existing end user customer base for repeat business. Our indirect origination channels account for approximately 34% of our originations and consist of our relationships with brokers and certain equipment dealers who refer transactions to us for a fee or sell us leases that they originated.

Highly effective account origination platform. Our telephonic direct marketing platform offers origination sources a high level of personalized service through our team of 84 sales account executives, each of whom acts as the single point of contact for his or her origination sources. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

Comprehensive credit process. We seek to effectively manage credit risk at the origination source as well as at the transaction and portfolio levels. Our comprehensive credit process starts with the qualification and ongoing review of our origination sources. Once the origination source is approved, our credit process focuses on analyzing and underwriting the end user customer and the specific financing transaction, regardless of whether the transaction was originated through our direct or indirect origination channels.

Portfolio diversification. As of December 31, 2003, no single end user customer accounted for more than 0.05% of our portfolio and leases from our largest origination source accounted for only 2.3% of our portfolio. The portfolio is also diversified nationwide with the largest state portfolios being California (12%) and Florida (10%).

Fully integrated information management system. Our business integrates information technology solutions to optimize the sales origination, credit, collection and account servicing functions. Throughout a transaction, we collect a significant amount of information on our origination sources and end user customers. The enterprise-wide integration of our systems enables data collected by one group, such as credit, to be used by other groups, such as sales or collections, to better perform their functions.

Sophisticated collections environment. Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and collect post charge-off recovery dollars. Our collection strategy utilizes a life-cycle approach, where a single collector handles an account through its entire delinquency period. This approach allows the collector to consistently communicate with the end user customer’s decision maker to ensure that delinquent customers are providing consistent information.

Access to multiple funding sources. We have established and maintained diversified funding capacity through multiple facilities with several national credit providers. Our proven ability to consistently access funding at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business.

Experienced management team. Our executive officers average 15 years of experience in providing financing solutions primarily to small businesses. As we have grown, our founders have expanded the management team with a group of successful, seasoned executives.

Disciplined Growth Strategy

Our primary objective is to enhance our current position as a provider of equipment financing solutions primarily to small businesses by pursuing a strategy focused on organic growth initiatives. We believe we can create additional lease financing opportunities by increasing our new origination source relationships and further penetrating our existing origination sources. We expect to do this by adding new sales account executives and continuing to train and season our existing sales force. We also believe that we can increase originations in certain regions of the country by establishing offices in identified strategic locations. To this end, we opened our third regional office in Chicago, Illinois in January 2004. Other regional offices are located in or near Atlanta, Georgia and Denver, Colorado.

Asset Originations

Overview of Origination Process. We access our end user customers through our extensive network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and the direct solicitation of our end user customers. We use a highly efficient telephonic direct sales model to market to our origination sources. Through these sources, we are able to deliver convenient and flexible equipment financing to our end user customers.

Our origination process begins with our database of thousands of origination source prospects located throughout the United States. We developed and continually update this database by purchasing marketing data from third parties, such as Dun & Bradstreet, Inc., by joining industry organizations and by attending equipment trade shows. The independent equipment dealers we target typically have had limited access to lease financing programs, as the traditional providers of this financing generally have concentrated their efforts on the equipment manufacturers and larger distributors.

The prospects in our database are systematically distributed to our sales force for solicitation and further data collection. Sales account executives access prospect information and related marketing data through our contact management software. This contact management software enables the sales account executives to sort their origination sources and prospects by any data field captured, schedule calling campaigns, fax marketing materials, send e-mails, produce correspondence and documents, manage their time and calendar, track activity, recycle leads and review management reports. We have also integrated predictive dialer technology into the contact management system, enabling our sales account executives to create efficient calling campaigns to any subset of the origination sources in the database.

Once a sales account executive converts a prospect into an active relationship, that sales account executive becomes the origination source’s single point of contact for all dealings with us. This approach, which is a cornerstone of our origination platform, offers our origination sources a personal relationship through which they can address all of their questions and needs, including matters relating to pricing, credit, documentation, training and marketing. This single point of contact approach distinguishes us from our competitors, many of whom require the origination sources to interface with several people in various departments, such as sales support, credit and customer service, for each application submitted. Since many of our origination sources have little or no prior experience in using lease financing as a sales tool, our personalized, single point of contact approach facilitates the leasing process for them. Other key aspects of our platform aimed at facilitating the lease financing process for the origination sources include:

•	ability to submit applications via fax, phone, Internet, mail or e-mail;

•	credit decisions generally within two hours;

•	one-page, plain-English form of lease for transactions under $50,000;

•	overnight or ACH funding to the origination source once all lease conditions are satisfied;

•	value-added portfolio reports, such as application status and volume of lease originations;

•	on-site or telephonic training of the equipment dealer’s sales force on leasing as a sales tool; and

•	custom leases and programs.

Of our 237 total employees as of December 31, 2003, we employed 84 sales account executives, each of whom receives a base salary and earns commissions based on their lease originations. We also employed three employees dedicated to marketing as of December 31, 2003.

Sales Origination Channels. We use direct and indirect sales origination channels to effectively penetrate a multitude of origination sources in the highly diversified and fragmented small-ticket equipment leasing market. All sales account executives use our telephonic direct marketing sales model to solicit these origination sources and end user customers.

     Direct Channels. Our direct sales origination channels, which account for approximately 66% of our originations, involve:

•	Independent equipment dealer solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $2.0 million in annual revenues and fewer than 20 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

•	National account endorsements. This channel focuses on securing endorsements from national equipment manufacturers and distributors and then leveraging those endorsements to become the preferred lease financing source for the independent dealers that sell the manufacturers’ or distributors’ equipment. Once the national account team receives an endorsement, the equipment dealers that sell the endorsing manufacturer’s or distributor’s products are contacted by our sales account executives in the independent equipment dealer channel. This allows us to quickly and efficiently leverage the endorsements into new business opportunities with many new equipment dealers located nationwide.

•	End user customer solicitations. This channel focuses on soliciting our existing portfolio of over 60,000 end user customers for additional equipment leasing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including that we already have their credit information and lease payment histories and they have already shown a propensity to finance their equipment.

Indirect Channels. Our indirect origination channels account for approximately 34% of our originations and consist of our relationships with lease brokers and certain equipment dealers who refer end user customer transactions to us for a fee or sell us leases that they originated with an end user customer. We conduct our own independent credit analysis on each end user customer in an indirect lease transaction. We have written agreements with most of our indirect origination sources whereby they provide us with certain representations and warranties about the underlying lease transaction. The origination sources in our indirect channels generate leases that are similar to our direct channels. We view these indirect channels as an opportunity to extend our lease origination capabilities through relationships with smaller originators who have limited access to the capital markets and funding.

Sales Recruiting, Training and Mentoring

Sales account executive candidates are screened for previous sales experience and communication skills, phone presence and teamwork orientation. Due to our extensive training program and systematized sales approach, we do not regard previous leasing or finance industry experience as being necessary. Our location of offices near large urban centers gives us access to large numbers of qualified candidates.

Each new sales account executive undergoes up to a 60-day comprehensive training program shortly after he or she is hired. The training program covers the fundamentals of lease finance and introduces the sales account executive to our origination and credit policies and procedures. It also covers technical training on our databases and our information management tools and techniques. At the end of the program, the sales account executives are tested to ensure they meet our standards. In addition to our formal training program, sales account executives receive extensive on-the-job training and mentoring. All sales account executives sit in groups, providing newer sales account executives the opportunity to learn first hand from their more senior peers. In addition, our sales managers frequently monitor and coach a sales account executive during phone calls, enabling the individual to receive immediate feedback. Our sales account executives also receive continuing education and training, including periodic detailed presentations on our contact management system, underwriting guidelines and sales enhancement techniques.

Product Offerings

Equipment leases. The type of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. We seek to reduce the financial risk associated with our lease transactions through the use of full pay-out leases. A full pay-out lease provides that the non-cancelable rental payments due during the initial lease term are sufficient to recover the purchase price of the underlying equipment plus an expected profit. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 72 months. At December 31, 2003, the average original term of the leases in our portfolio was approximately 45 months, and we had personal guarantees on approximately 48% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

•	address any maintenance or service issues directly with the equipment dealer or manufacturer;

•	insure the equipment against property and casualty loss;

•	pay all taxes associated with the equipment;

•	use the equipment only for business purposes; and

•	make all scheduled payments regardless of the performance of the equipment.

When appropriate throughout the term of the lease, we charge late fees. Our standard lease contract provides that in the event of a default, we can require payment of the entire balance due under the lease through the initial term and can seize and remove the equipment for subsequent sale, refinancing or other disposal at our discretion, subject to any limitations imposed by law.

At the time of application, end user customers select a purchase option that will allow them to purchase the equipment at the end of the contract term for either one dollar, the fair market value of the equipment or a specified percentage of the original equipment cost. We seek to realize our recorded residual in leased equipment at the end of the initial lease term by collecting the purchase option price from the end user customer, re-marketing the equipment in the secondary market or receiving additional rental payments pursuant to the contract’s automatic renewal provision.

Property Insurance on Leased Equipment. Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as a loss payee under that policy. At December 31, 2003, approximately 56% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

In May 2000, we established AssuranceOne, Ltd., our Bermuda-based, wholly owned captive insurance subsidiary, to enter into a reinsurance contract with the issuer of the master property insurance policy. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less a ceding fee based on annual net premiums written. The reinsurance contract expires in May 2006.

Portfolio Overview

At December 31, 2003, we had 81,503 active leases in our portfolio, representing an aggregate minimum lease payments receivable of $489.4 million. With respect to our portfolio at December 31, 2003:

•	the average original lease transaction was $8,012;

•	the average original lease term was 45 months;

•	approximately 83.4% of the number of leases had a remaining balance of $10,000 or less, with an average remaining balance of $5,997;

•	our active leases were spread among 66,138 different end user customers, with the largest single end user customer accounting for only 0.05% of the aggregate minimum lease payments receivable;

•	over 69.2% of the aggregate minimum lease payments receivable were with end user customers who had been in business more than five years;

•	the portfolio was spread among 8,560 origination sources, with the largest source accounting for only 2.3% of the aggregate minimum lease payments receivable, and our ten largest origination sources accounting for only 9.6% of the aggregate minimum lease payments receivable;

•	there were 67 different equipment categories financed, with the largest categories set forth below, as a percentage of the December 31, 2003 aggregate minimum lease payments receivable:

Equipment Category	Percentage
Copiers	21%
Water filtration systems	8%
Telephone systems	8%
Computers	7%
Commercial & Industrial	7%
Automotive (no titled vehicles)	5%
Restaurant equipment	5%
Security systems	5%
Closed Circuit TV security systems	5%
Cash registers	3%
Medical	3%
Computer software	3%
All others (none more than 2%)	20%

•	we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2003 aggregate minimum lease payments receivable:

State	Percentage
California	12%
Florida	10%
Texas	9%
New York	7%
New Jersey	6%
Pennsylvania	4%
Georgia	4%
North Carolina	3%
Massachusetts	3%
Illinois	3%
Ohio	2%
Colorado	2%
Michigan	2%
Tennessee	2%
Arizona	2%
Virginia	2%
All others (none more than 2%)	27%

Information Management

A critical element of our business operations is our ability to collect detailed information on our origination sources and end user customers at all stages of a financing transaction and to effectively manage that information so that it can be used across all aspects of our business. Our information management system integrates a number of technologies to optimize our sales origination, credit, collection and account servicing functions. Applications used across our business include:

•	a sales information database that: 1) summarizes vital information on our prospects, origination sources, competitors and end user customers compiled from third party data, trade associations, manufacturers, transaction information and data collected through the sales solicitation process; 2) systematically analyzes call activity patterns to improve outbound calling campaigns; and 3) produces detailed reports using a variety of data fields to evaluate the performance and effectiveness of our sales account executives;

•	a credit performance database that stores extensive portfolio performance data on our origination sources and end user customers. Our credit staff has on-line access to this information to monitor origination sources, end user customer exposure, portfolio concentrations and trends and other credit performance indicators;

•	predictive auto dialer technology that is used in both the sales origination and collection processes to improve the efficiencies by which these groups make their thousands of daily phone calls;

•	imaging technology that enables our employees to retrieve at their desktops all documents evidencing a lease transaction, thereby further improving our operating efficiencies and service levels; and

•	an integrated voice response unit that enables our end user customers the opportunity to quickly and efficiently obtain certain information from us about their account.

Our information technology platform infrastructure is industry standard and fully scalable to support future growth. Our systems are backed up nightly and a full set of data tapes is sent to an off-site storage provider weekly. In addition, we have contracted with a third party for disaster recovery services.

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Each sales origination channel has one or more credit team supporting it. Our credit teams are located in our New Jersey headquarters and our Colorado, Georgia and Chicago regional offices. At December 31, 2003, we had 27 credit analysts managed by 7 credit managers having an average of eight years of experience. Each credit analyst is measured monthly against a discrete set of performance variables, including decision turnaround time, approval and loss rates, and adherence to our underwriting policies and procedures.

Our typical financing transaction involves three parties: the origination source, the end user customer and us. The key elements of our comprehensive credit underwriting process include the pre-qualification and ongoing review of origination sources, the performance of due diligence procedures on each end user customer and the monitoring of overall portfolio trends and underwriting standards.

Pre-qualification and ongoing review of origination sources. Each origination source must be pre-qualified before we will accept applications from it. The origination source must submit a source profile, which we use to review the origination source’s credit information and check references. Over time, our database has captured credit profiles on thousands of origination sources. We regularly track all applications and lease originations by source, assessing whether the origination source has a high application decline rate and analyzing the delinquency rates on the leases originated through that source. Any unusual situations that arise involving the origination source are noted in the source’s file. Each origination source is reviewed on a regular basis using portfolio performance statistics as well as any other information noted in the source’s file. We will place an origination source on watch status if its portfolio performance statistics are consistently below our expectations. If the origination source’s statistics do not improve in a timely manner, we often stop accepting applications from that origination source.

End user customer review. Each end user customer’s application is reviewed using our rules-based set of underwriting guidelines that focus on commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on their experience in extending credit to small businesses. The guidelines are reviewed and revised as necessary by our Senior Credit Committee, which is comprised of our CEO, President, General Counsel, Vice President of Credit and Vice President of Collections. Our underwriting guidelines require a thorough credit investigation of the end user customer, which typically includes an analysis of the personal credit of the owner, who often guarantees the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

•	length of time in business;

•	confirmation of actual business operations and ownership;

•	management history, including prior business experience;

•	size of the business, including the number of employees and financial strength of the business;

•	bank and trade references;

•	legal structure of business; and

•	fraud indicators.

Transactions over $75,000 often receive a higher level of scrutiny, including review of financial statements or tax returns and review of the business purpose of the equipment to the end user customer.

Within two hours of receipt of the application, the credit analyst is usually ready to render a credit decision. If there is insufficient information to render a credit decision, a request for more information will be made by the credit analyst. Credit approvals are valid for a 90-day period from the date of initial approval. In the event that the funding does not occur within the 90-day initial approval period, a re-approval may be issued after the credit analyst has reprocessed all the relevant credit information to determine that the creditworthiness of the applicant has not deteriorated.

In most instances after a lease is approved, a phone audit with the end user customer is performed by us, or in some instances by the origination source, prior to funding the transaction. The purpose of this audit is to verify information on the credit application, review the terms and conditions of the lease contract, confirm the customer’s satisfaction with the equipment, and obtain additional billing information. We will delay paying the origination source for the equipment if the credit analyst uncovers any material issues during the phone audit.

Monitoring of portfolio trends and underwriting standards. Credit personnel use our databases and our information management tools to monitor the characteristics and attributes of our overall portfolio. Reports are produced to analyze origination source performance, end user customer delinquencies, portfolio concentrations, trends, and other related indicators of portfolio performance. Any significant findings are presented to the Senior Credit Committee for review and action.

Our internal credit audit and surveillance team is responsible for ensuring that the credit department adheres to all underwriting guidelines. The audits produced by this department are designed to monitor our origination sources, fraud indicators, regional office operations, appropriateness of exceptions to credit policy and documentation quality. Management reports are regularly generated by this department detailing the results of these auditing activities.

Account Servicing

We service all of the leases we originate. Account servicing involves a variety of functions performed by numerous work groups, including:

•	entering the lease into our accounting and billing system;

•	preparing the invoice information;

•	filing Uniform Commercial Code financing statements on leases in excess of $25,000;

•	paying the equipment dealers for leased equipment;

•	billing, collecting and remitting sales, use and property taxes to the taxing jurisdictions;

•	assuring compliance with insurance requirements;

•	providing customer service to the leasing customers; and

•	managing residuals by seeking to realize our recorded residual in leased equipment at the end of the initial lease term.

Our integrated lease processing and accounting systems automate many of the functions associated with servicing high volumes of small-ticket leasing transactions.

Collection Process

Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and collect post-default recovery dollars. Our collection strategy utilizes a life-cycle approach, under which a single collector handles an account through an account’s entire period of delinquency. This approach allows the collector to consistently communicate with the end user customer’s decision maker to ensure that delinquent customers are providing consistent information. It also creates account ownership by the collectors, allowing us to evaluate them based on the delinquency level of their assigned accounts. The collectors are individually accountable for their results and a significant portion of their compensation is based on the delinquency performance of their accounts.

Our collectors are grouped into teams that support a single sales origination channel. By supporting a single channel, the collector is able to gain knowledge about the origination sources and the types of transactions and other characteristics within that channel. Our collection activities begin with phone contact when a payment becomes ten days past due and continue throughout the delinquency period. We utilize a predictive dialer that automates outbound telephone dialing. The dialer is used to focus on and reduce the number of accounts that are between ten and 30 days delinquent. A series of collection notices are sent once an account reaches the 30-, 60-, 75- and 90-day delinquency stages. Collectors input notes directly into our servicing system, enabling them to monitor the status of problem accounts and promptly take any necessary actions. In addition, late charges are assessed when a leasing customer fails to remit payment on a lease by its due date. If the lease continues to be delinquent, we may exercise our remedies under the terms of the contract, including acceleration of the entire lease balance, litigation and/or repossession. Bankrupt accounts are assigned to a bankruptcy paralegal and accounts with more than $30,000 outstanding are assigned to more experienced collection personnel.

After an account becomes 120 days or more past due, it is charged-off and referred to our internal recovery group, consisting of a lawyer and a team of paralegals. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts, including: 1) initiating litigation against the end user customer and any personal guarantor using our internal legal staff; 2) referring the account to an outside law firm or collection agency; and/or 3) repossessing and remarketing the equipment through third parties.

Regulation

Although most states do not directly regulate the commercial equipment lease financing business, certain states require licensing of lenders and finance companies, impose limitations on interest rates and other charges, mandate disclosure of certain contract terms and constrain collection practices and remedies. Under certain circumstances, we may also be required to comply with the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These acts require, among other things, that we provide notice to credit applicants of their right to receive a written statement of reasons why application for credit is declined. The Telephone Consumer Protection Act (“TCPA”) of 1991 and similar statutes or rules in certain states governing telemarketing practices are generally not applicable to our business-to-business calling platform; however, we are subject to the sections of the TCPA that regulate business-to-business facsimiles.

Our insurance operations are subject to various types of governmental regulation. We are required to maintain insurance producer licenses in the states in which we sell our insurance product. Our wholly owned insurance company subsidiary, AssuranceOne Ltd., is a Class 1 Bermuda insurance company and, as such, is subject to the Insurance Act 1978 of Bermuda, as amended, and related regulations.

We believe that we are currently in compliance with all material statutes and regulations that are applicable to our business.

Competition

Our end user customers are primarily small businesses. Small businesses, defined by the Small Business Administration Office of Advocacy as firms having fewer than 500 employees, are an integral part of the United States economy. In 2002, the Office of Advocacy estimates there were approximately 22.9 million small businesses in the United States. These small businesses:

•	represent approximately 99% of all employers;

•	account for more than 50% of the non-farm private gross domestic product;

•	employ more than half of all private sector employees; and

•	generate 60% to 80% of the net new jobs each year.

We compete with a variety of equipment financing sources that are available to small businesses, including:

•	national, regional and local finance companies that provide leases and loan products;

•	financing through captive finance and leasing companies affiliated with major equipment manufacturers;

•	corporate credit cards; and

•	commercial banks, savings and loan associations and credit unions.

Our principal competitors in the highly fragmented and competitive small-ticket equipment leasing market are smaller finance companies and local and regional banks. Other providers of equipment lease financing include American Express Company, CIT Group, De Lage Landen Financial, GE Commercial Equipment Finance and Wells Fargo Bank, National Association. Many of these companies are substantially larger than we are and have considerably greater financial, technical and marketing resources than we do. While these larger competitors provide lease financing to the marketplace, many of them are not our primary competitors given that our average transaction size is relatively low and our marketing focus is on independent equipment dealers and their end user customers. Nevertheless, there can be no assurances that these or other large competitors will not increase their focus on our market and begin to more directly compete with us.

Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases with yields that are less than the yields we use to price our leases, which might force us to lower our yields or lose lease origination volume. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could enable them to establish more origination sources and end user customer relationships and increase their market share. We compete on the quality of service we provide to our origination sources and end user customers. We have and will continue to encounter significant competition.

Employees

As of December 31, 2003, we employed 237 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages. We believe that our relations with our employees are good.

We are a Pennsylvania corporation with our principal executive offices located at 124 Gaither Drive, Suite 170, Mount Laurel, NJ 08054. Our telephone number is (888) 479-9111 and our web site address is www.marlincorp.com. We make available free of charge through the Investor Relations section of our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

Item 2. PROPERTIES

We operate from five leased facilities including our headquarters facility and four branch offices. Our headquarters are located in Mount Laurel, New Jersey, where we lease 29,265 square feet under a lease that expires in January 2005. We also lease 5,621 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in May 2008. In addition, we have regional offices in Norcross, Georgia (which is a suburb of Atlanta), Englewood, Colorado (which is a suburb of Denver) and Chicago, Illinois. Our Georgia office is 6,043 square feet and the lease expires in July 2008. Our Colorado office is 5,914 square feet and the lease expires in August 2006. Our Chicago office, which opened in January 2004, is 4,166 square feet and the lease expires in April 2008. We believe our leased facilities are adequate for our current needs.

We have entered into an agreement with a developer to lease a new headquarters facility with approximately 50,000 square feet in Mount Laurel, New Jersey upon expiration of our current lease in January 2005. We expect this new facility to be sufficient to support our planned growth.

Item 3. LEGAL PROCEEDINGS

We are party to various legal proceedings, which include claims, litigation and class action suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 12, 2003 (prior to our initial public offering), Marlin Leasing Corporation executed a Consent as the sole shareholder of Marlin Business Services Corp. The Consent approved each of the following items: (i) amended and restated Articles of Incorporation for Marlin Business Services Corp., (ii) the Marlin Business Services Corp. 2003 Equity Compensation Plan, (iii) the Marlin Business Services Corp. 2003 Employee Stock Purchase Plan, and (iv) the merger and reorganization completed in anticipation of the initial public offering (as described in Item 1, under “Reorganization”).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Marlin Business Services Corp. completed its initial public offering of common stock and became a publicly traded company on November 12, 2003. The Company’s common stock trades on the NASDAQ National Market under the symbol “MRLN.” The high and low closing prices of our common stock during the fourth quarter of fiscal year 2003, which was the quarter during which we completed our initial public offering and the first quarter during which our common stock was publicly traded, were $18.64 and $14.65, as reported on the NASDAQ National Market.

Dividend Policy

We have not paid or declared any cash dividends on our common stock and we presently have no intention of paying cash dividends on the common stock in the foreseeable future. The payment of cash dividends, if any, will depend upon our earnings, financial condition, capital requirements, cash flow and long-range plans and such other factors as our Board of Directors may deem relevant.

Number of Record Holders

There were 105 holders of record of our common stock at March 19, 2004. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Sale of Unregistered Securities

In January 2003, Marlin Leasing Corporation sold a total of 92,063 shares of its Class A common stock to 37 employees at a price equal to $3.39 per share. The shares were sold pursuant to the company’s 1997 Equity Compensation Plan in reliance on the exemptions from registration provided by Section 4(2) and Rule 701 of the Securities Act of 1933.

On June 25, 2003, we issued $218.8 million of asset-backed debt securities through our special purpose subsidiary, Marlin Leasing Receivables VII LLC. The issuance was done in reliance on the exemption from registration provided by Rule 144A of the Securities Act of 1933. Deutsche Bank Securities served as the initial purchaser and placement agent for the issuance, and the aggregate initial purchaser’s discounts and commissions paid was approximately $1.0 million.

Item 6. SELECTED FINANCIAL DATA

The following financial information should be read together with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(dollars in thousands, except per share data)
Statement of Operations Data:
Interest and fee income	$56,950	$46,664	$36,404	$22,648	$7,332
Interest expense	18,069	17,899	16,881	11,607	2,622

Net interest and fee income	38,881	28,765	19,523	11,041	4,710
Provision for credit losses	7,965	6,850	5,918	2,497	1,268

Net interest and fee income after provision for credit losses	30,916	21,915	13,605	8,544	3,442
Insurance and other income	3,423	2,725	2,086	1,823	489

	34,339	24,640	15,691	10,367	3,931
Salaries and benefits	10,273	8,109	5,306	3,660	2,058
General and administrative	7,745	5,744	4,610	3,419	3,450 (2)
Financing related costs	1,604	1,618	1,259	939	562
Change in fair value of warrants(1)	5,723	908	(208)	(101)	21

Income (loss) before income taxes and cumulative effect of change in accounting principle	8,994	8,261	4,724	2,450	(2,160)
Income tax (benefit) provision	5,816	3,731	1,693	881	(818)

Income (loss) before cumulative effect of change in accounting principle	3,178	4,530	3,031	1,569	(1,342)
Cumulative effect of change in accounting principle, net of tax	—	—	(311)	—	—

Net income (loss)	$3,178	$4,530	$2,720	$1,569	$(1,342)

Income (loss) per common share before cumulative effect of change in accounting principle — basic	$0.39	$1.61	$0.96	$0.40	$0.39
Net income (loss) per common share — basic	$0.39	$1.61	$0.79	$0.40	$0.39
Weighted average shares — basic	3,001,754	1,703,820	1,858,858	1,852,980	3,001,754
Income (loss) per common share before cumulative effect of change in accounting principle — diluted	$0.35	$0.63	$0.49	$0.30	$(1.11)
Net income (loss) per common share — diluted	$0.35	$0.63	$0.44	$0.30	$(1.11)
Weighted average shares — diluted	3,340,968	7,138,232	6,234,437	5,178,072	1,801,506

(1)	The change in fair value of warrants is a non-cash expense. Upon completion of our initial public offering in November 2003, all warrants were exercised on a net issuance basis. As a result, there are no longer any outstanding warrants.

(2)	Includes a $1.3 million charge incurred in connection with the write-off of the securitized gain on sale previously recorded.

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(dollars in thousands)
Operating Data:
Total new leases originated	30,258	25,368	23,207	20,010	11,154
Total equipment cost originated	$242,278	$203,458	$171,378	$141,711	$81,257
Average net investment in direct financing leases(1)	365,662	288,396	209,404	125,470	48,748
Weighted average interest rate (implicit) on new leases originated(2)	14.01%	14.17%	15.82%	16.60%	15.43%
Interest income as a percent of average net investment in direct financing leases(1)	12.57	13.09	14.00	14.52	11.31
Interest expense as percent of average interest bearing liabilities, excluding subordinated debt(3)	4.54	5.76	7.41	8.17	6.84
Portfolio Asset Quality Data:
Minimum lease payments receivable	$489,430	$392,392	$303,560	$207,003	$103,288
Delinquencies past due, greater than 60 days	0.74%	0.86%	1.94%	1.31%	0.71%
Allowance for credit losses	$5,016	$3,965	$3,059	$1,720	$866
Allowance for credit losses to total net investment in direct financing leases	1.22%	1.21%	1.23%	1.04%	1.06%
Charge-offs, net	$6,914	$5,944	$4,579	$1,643	$406
Ratio of net charge-offs to average net investment in direct financing leases	1.89%	2.06%	2.19%	1.31%	0.83%
Operating Ratios:
Return on average total assets	0.75%	1.42%	1.18%	1.04%	(2.18)%
Return on average stockholders’ equity(4)	9.80	19.44	16.39	14.15	(15.80)
Balance Sheet Data:
Cash and cash equivalents(5)	$45,107	$18,936	$10,158	$7,771	$23,104
Net investment in direct financing leases	421,698	337,434	256,824	172,538	85,149
Total assets	474,861	364,168	274,362	186,995	113,955
Revolving and term secured borrowings	378,900	315,361	236,385	160,872	94,041
Subordinated debt, net of discount	—	9,520	9,408	9,309	4,553
Total liabilities	399,429	338,793	253,124	175,043	103,692
Redeemable convertible preferred stock, including accrued dividends	—	21,171	19,391	11,600	10,773
Total stockholders’ equity (deficit)	75,432	4,204	1,847	352	(510)

(1)	Includes securitized assets. Excludes initial direct costs and fees deferred and anticipated collections on accounts charged-offs.

(2)	Excludes the amortization of initial direct costs and fees deferred.

(3)	Excludes subordinated debt liability and accrued subordinated debt interest.

(4)	Stockholders’ equity (deficit) includes preferred stock and accrued dividends in calculation.

(5)	Includes restricted cash balances.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of capital;

•	general volatility of the securitization and capital markets;

•	changes in our industry, interest rates or the general economy;

•	changes in our business strategy;

•	the degree and nature of our competition;

•	availability of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 7 of this Form 10-K.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

Overview

We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed rate transactions with terms generally ranging from 36 to 72 months. At December 31, 2003, our lease portfolio consisted of approximately 81,500 accounts, from approximately 66,000 customers, with an average original term of 45 months, and average transaction size of $8,012.

Since our founding in 1997, we have grown to $474.8 million in total assets at December 31, 2003. Our assets are substantially comprised of our net investment in leases which totaled $421.7 million at December 31, 2003. Our lease portfolio grew 25% in 2003. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added three regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Chicago, Illinois in the first quarter of 2004. Growing the lease portfolio, while maintaining asset quality, remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.

Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the year ended December 31, 2003, our net credit losses were 1.89% of our average net investment in leases. We establish reserves for credit losses which requires us to estimate expected losses in our portfolio.

Our leases are classified under generally accepted accounting principles as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our investment in leases is reflected in our financial statements as “net investment in direct financing leases.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 66% of our lease portfolio amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of December 31 2003, $308.3 million or 81% of our lease portfolio was funded through fixed rate term note securitizations.

Since we initially finance our fixed-rate leases with variable rate financing, our earnings are exposed to interest rate risk should interest rates rise before we complete our fixed rate term note securitizations. We generally benefit in times of falling and low interest rates. We are also dependent upon obtaining future financing to refinance our warehouse lines of credit in order to grow our lease portfolio. We currently plan to complete a fixed-rate term note securitization at least once a year. Failure to obtain such financing, or other alternate financing, would significantly restrict our growth and future financial performance.

Reorganization

Marlin Leasing Corporation was incorporated in the state of Delaware on June 16, 1997. On August 5, 2003, we incorporated Marlin Business Services Corp. in Pennsylvania. On November 11, 2003, we reorganized our operations into a holding company structure by merging Marlin Leasing Corporation with a wholly owned subsidiary of Marlin Business Services Corp. As a result, all former shareholders of Marlin Leasing Corporation became shareholders of Marlin Business Services Corp. After the reorganization, Marlin Leasing Corporation remains in existence as our primary operating subsidiary.

In anticipation of our public offering, on October 12, 2003, Marlin Leasing Corporation’s Board of Directors approved a stock split of its Class A common stock at a ratio of 1.4 shares for every one share of Class A common stock in order to increase the number of shares of Class A common stock authorized and issued. All per share amounts and outstanding shares, including all common stock equivalents, such as stock options, warrants and convertible preferred stock, have been retroactively restated in the accompanying consolidated financial statements and notes to consolidated financial statements for all periods presented to reflect the stock split.

The following steps to reorganize our operations into a holding company structure were taken prior to the completion of our initial public offering of common stock in November 2003:

•	all classes of Marlin Leasing Corporation’s redeemable convertible preferred stock converted by their terms into Class A common stock of Marlin Leasing Corporation;

•	all warrants to purchase Class A common stock of Marlin Leasing Corporation were exercised on a net issuance, or cashless, basis for Class A common stock, and a selling shareholder exercised options to purchase 60,655 shares of Class A common stock. The exercise of warrants resulted in the issuance of 700,046 common shares on a net issuance basis, based on the initial public offering price of $14.00 per share;

•	all warrants to purchase Class B common stock of Marlin Leasing Corporation were exercised on a net issuance basis for Class B common stock, and all Class B common stock was converted by its terms into Class A common stock;

•	a direct, wholly owned subsidiary of Marlin Business Services Corp. merged with and into Marlin Leasing Corporation, and each share of Marlin Leasing Corporation’s Class A common stock was exchanged for one share of Marlin Business Services Corp. common stock under the terms of an agreement and plan of merger dated August 27, 2003; and

•	the Marlin Leasing Corporation 1997 Equity Compensation Plan was assumed by, and merged into, the Marlin Business Services Corp. 2003 Equity Compensation Plan. All outstanding options to purchase Marlin Leasing Corporation’s Class A common stock under the 1997 Plan were converted into options to purchase shares of common stock of Marlin Business Services Corp.

As a result of this reorganization, 7,632,355 shares of Marlin Leasing Corporation common stock were issued and outstanding prior to the merger with Marlin Business Services Corp. and the initial public offering. Also, options to purchase 1,078,208 shares of common stock were outstanding under our 2003 Equity Compensation Plan.

Initial Public Offering

In November 2003, 5,060,000 shares of our common stock were issued in connection with our IPO. Of these shares, a total of 3,581,255 shares were sold by the company and 1,478,745 shares were sold by selling shareholders. The initial public offering price was $14.00 per share resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $46.6 million. We did not receive any proceeds from the shares sold by the selling shareholders. We used the net proceeds from the IPO as follows: (i) approximately $10.1 million was used to repay all of our outstanding 11% subordinated debt and all accrued interest thereon; (ii) approximately $6.0 million was used to pay accrued dividends on preferred stock which converted to common stock at the time of the IPO; and (iii) approximately $1.6 million was used to pay issuance costs incurred in connection with the IPO. The remaining proceeds will be used to fund newly originated and existing leases in our portfolio and for general business purposes. Immediately following completion of the offering, the Company had a total of 11,213,610 shares of common stock outstanding.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including credit losses, residuals, initial direct costs and fees, other fees and realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Our consolidated financial statements are based on the selection and application of critical accounting policies, the most significant of which are described below.

Income recognition. Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease. When a lease is 90 days or more delinquent, the lease is classified as being on non-accrual and we do not recognize interest income on that lease until the lease is less than 90 days delinquent.

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

Fee income from delinquent lease payments and interim rent are recognized on the accrual basis. Fee income from delinquent lease payments is accrued based on anticipated collection rates. Other fees are recognized when received. Net residual income includes charges for the reduction in estimated residual values on equipment for leases in renewal and is recognized during the renewal period. Residual balances at lease termination which remain uncollected more than 120 days are charged against income.

Insurance income is recognized on an accrual basis as earned over the term of the lease. Payments that are 120 days or more past due are charged against income. Ceding commissions, losses and loss adjustment expenses are recorded in the period incurred and netted against insurance income.

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

Allowance for credit losses. We monitor collections and payments from our end user customers and maintain an allowance for estimated credit losses based upon our historical experience, aging of accounts and any specific end user customer collection issues identified such as bankruptcy. While our credit losses have historically been within expectations and provisions established, we cannot guarantee that we will continue to experience the same credit loss rates as in the past. If circumstances change, for example if we experience higher than expected defaults or bankruptcies, our estimates of the recoverability of amounts due to us could be materially lower than actual results.

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

Warrants. We issued warrants to purchase our common stock to the holders of our subordinated debt. In accordance with EITF Issue No. 96-13, codified in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock , we initially classified the warrants’ fair value as a liability since the warrant holders had the ability to put the shares of common stock exercisable under the warrants under certain conditions to us for cash settlement. Subsequent changes in the fair value of the warrants were recorded in the accompanying statement of operations. The charge to operations in 2003 was $5.7 million. Under the terms of the warrant agreement, the warrants were exercised into common stock at the time of our IPO and the total warrant liability balance of $7.1 million was reclassified back to equity.

Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations.

Our net operating loss carryforwards (“NOLs”) for federal and state income tax purposes were approximately $14.3 million as of December 31, 2003. The NOLs expire in periods beginning 2006 to 2019. The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOLs from tax periods prior to the ownership change. Management believes that the reorganization and initial public offering did not have a material effect on its ability to utilize these NOLs. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact its financial position and results of operations.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2003 and 2002

Net income. Net income decreased $1.3 million, or 29.8%, to $3.2 million for the year ended December 31, 2003 from $4.5 million for the year ended December 31, 2002. Net income for 2003 was significantly impacted by recognition of $5.7 million of expense relating to mark to market accounting of the fair value of warrants outstanding. The warrants were exercised in conjunction with our IPO transaction in November 2003 and are no longer outstanding. Warrant expense for the year ended December 31, 2002 was $908,000. Excluding the impact of the change in fair value of warrants, net income would have increased $3.5 million to $8.9 million for the year ended December 31, 2003 compared to $5.4 million for the year 2002. This increase was attributable to growth in earning assets (net investment in direct financing leases), an expanding net interest and fee margin and improved asset quality.

For the year ended December 31, 2003, we generated 30,258 new leases with a cost of $242.3 million compared to 25,368 new leases with a cost of $203.5 million for the year ended December 31, 2002. The weighted average implicit interest rate on new leases originated was 14.01% for the year ended December 31, 2003 compared to 14.17% for the same period in 2002. Overall, the net investment in direct financing leases grew 25.0%, to $421.7 million at December 31, 2003 from $337.4 million at December 31, 2002.

	Year Ended December 31,

	2003	2002

	(dollars in thousands)
Interest income	$45,957	$37,757
Fee income	10,993	8,907

Interest and fee income	56,950	46,664
Interest expense	18,069	17,899

Net interest and fee income	$38,881	$28,765

Average net investment in direct financing leases	$365,662	$288,396
Percent of average net investment in direct financing leases
Interest income	12.57%	13.09%
Fee income	3.00	3.09

Interest and fee income	15.57	16.18
Interest expense	4.94	6.21

Net interest and fee margin	10.63%	9.97%

Net interest and fee margin. Net interest and fee income increased $10.1 million, or 35.1%, to $38.9 million for the year ended December 31, 2003 from $28.8 million for the year ended December 31, 2002. The increase in the net interest and fee margin represents an increase of 66 basis points to 10.63% for the year ended December 31, 2003 from 9.97% for the same period in 2002. We continue to benefit from a low interest rate environment as borrowing costs have declined faster than the yield on assets.

Interest income, net of amortized initial direct costs and fees, increased $8.2 million, or 21.7%, to $46.0 million for the year ended December 31, 2003 from $37.8 million for the year ended December 31, 2002. The increase is due to a 26.8% growth in average net investment in direct financing leases which increased $77.3 million to $365.7 million for the year ended December 31, 2003 from $288.4 million for the same period in 2002. For the year ended December 31, 2003 compared to the same period in 2002, our weighted average cost of borrowing declined 127 basis points while our interest income yield declined less significantly, by 53 basis points. Our ability to sustain pricing and increase our net interest and fee margin was due to a less competitive leasing environment and the amount of direct business recorded during the period.

Fee income increased $2.1 million to $11.0 million for the year ended December 31, 2003 from $8.9 million for the same period in 2002. The increase in fee income resulted primarily from additional residual gains on lease terminations, which includes income from lease extensions, of $761,000, higher late fees earned of $633,000 and increases in early prepayment gains and interim rents earned. Fee income, as a percentage of the average net investment in direct financing leases, declined 8 basis points to 3.01% for the year ended December 31, 2003 from 3.09% for the year ended December 31, 2002 primarily due to lower average late fees earned as a result of lower delinquency levels in the lease portfolio.

Interest expense increased $170,000 to $18.1 million for the year ended December 31, 2003 from $17.9 million for same period in

2002. Interest expense, as a percentage of average net investment in direct financing leases, decreased 127 basis points to 4.94% for the year ended December 31, 2003 from 6.21% for the same period in 2002 due to the declining interest rate environment and the resulting impact on our weighted average borrowing costs. In June of 2003 we completed our fifth fixed rate term asset-backed securitization debt issuance raising $217.2 million at our lowest weighted average coupon done to date of 3.18%. This issuance along with the continued amortization of prior issues at higher coupons and the overall low interest rate environment that also kept variable rate warehouse borrowings low, combined to blend the overall costs of borrowing lower. In conjunction with the IPO transaction, we also paid off $10 million of 11% coupon subordinated debt in November 2003. The early payoff of the subordinated debt resulted in a one-time expense due to the recapture of $446,000 of unamortized discount and issuance costs in the fourth quarter of 2003.

Insurance and other income. Insurance and other income increased $699,000 to $3.4 million for the year ended December 31, 2003 from $2.7 million for the same period in 2002. The increase is primarily related to an increase in net insurance income of $683,000 related to a 28% increase in the number of insured accounts offset by lower miscellaneous income earned in the period. Lessees are required by contract to insure their leased equipment naming us as a loss payee. Lessees may elect to satisfy this obligation through our insurance program, and we anticipate this activity will change proportionately with the lease portfolio.

Salaries and benefits expense. Salaries and benefits expense increased $2.2 million, or 26.7%, to $10.3 million for the year ended December 31, 2003 from $8.1 million for the same period in 2002. During 2003, we continued to aggressively hire sales account executives. For the year 2003, compensation expense related to sales increased $1.8 million or 25.8% compared to 2002. Other increases in compensation expense are attributable to merit increases and increases in other personnel to support the overall growth of the lease portfolio and the company. Total personnel increased to 237 at December 31, 2003 from 201 at December 31, 2002.

General and administrative expense. General and administrative expenses increased $2.0 million, or 35.1%, to $7.7 million for the year ended December 31, 2003 from $5.7 million for the same period in 2002. The increase in general and administrative expenses was due primarily to an increase in legal fees of $577,000, including costs and fees of $574,000 relating to the settlement of litigation. Audit expenses increased $241,000 due to increased external and internal audit services performed some of which related to our IPO transaction. Occupancy expenses increased $157,000 due in part to the opening of a 5,621 square foot office in Philadelphia in June 2003 and the March 2003 move of our Georgia office into larger space. Insurance expenses increased $88,000 due in part to more locations insured and higher Directors and Officers insurance coverage associated with being a public company. Marketing expenses increased $73,000. The remainder of the increase is due to increases in postage, training, bank fees, depreciation, data processing and credit bureau report costs to support the growth in our leasing portfolio.

Financing related costs. Financing related costs were $1.6 million for both the years ended December 31, 2003 and 2002. Increases in 2003 of $343,000 in commitment fees were offset by lower costs associated with mark to market adjustments for interest rate cap contracts in the period.

Change in fair value of warrants. Warrants issued in connection with subordinated debt increased in value $5.7 million during 2003 compared with $908,000 during 2002. This non-cash expense increased primarily as a result of the increase in the estimated fair market value of our common stock used in valuing our warrants. As part of our reorganization undertaken in November 2003, all outstanding warrants were exercised on a net issuance basis for common stock. Accordingly, this expense will not continue beyond fiscal year 2003.

Provision for credit losses. The provision for credit losses increased $1.1 million, or 16.3%, to $8.0 million for the year ended December 31, 2003 from $6.9 million for the same period in 2002. The increase in our provision for credit losses was principally a result of the growth of our lease portfolio. Net charge-offs were $6.9 million for the period ended December 31, 2003 and $5.9 million for the same period in 2002. Net charge-offs as a percentage of average net investment in leases declined to 1.89% in 2003 from 2.06% in 2002. We generally expect our annual net charge-offs to approximate 2% of average net investment in leases.

Provision for income taxes. The provision for income taxes increased to $5.8 million for the year ended December 31, 2003 from $3.7 million for the same period in 2002. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 64.7% for the year ended December 31, 2003 compared to 45.2% for the year ended December 31, 2002. The effective tax rates in both 2003 and 2002 were heavily impacted by the expense associated with the changes in fair value of warrants which is a non-deductible expense. Our statutory tax rate is approximately 39.5% and we anticipate our effective tax rate in future years to approximate our statutory rate.

Comparison of the Years Ended December 31, 2002 and 2001

Net income. Net income increased $1.8 million, or 66.5%, to $4.5 million for the year ended December 31, 2002 from $2.7 million for the year ended December 31, 2001. The increase in net income is attributable to an increase in the net investment in direct financing leases, expanding net interest and fee margin and improved asset quality. For the year ended December 31, 2002, we generated 25,368 new leases with a cost of $203.5 million compared to 23,207 new leases with a cost of $171.4 million for the year ended December 31, 2001. The weighted average implicit interest rate on new leases originated was 14.17% for the year ended

December 31, 2002 compared to 15.82% for the same period in 2001. Overall, the net investment in direct financing leases grew 31.4%, to $337.4 million at December 31, 2002 from $256.8 million at December 31, 2001.

	Year Ended December 31,

	2002	2001

	(dollars in thousands)
Interest income	$37,757	$29,311
Fee income	8,907	7,093
Interest and fee income	46,664	36,404
Interest expense	17,899	16,881

Net interest and fee income	$28,765	$19,523

Average net investment in direct financing leases	$288,396	$209,404
Percent of average net investment in direct financing leases:
Interest income	13.09%	14.00%
Fee income	3.09	3.38

Interest and fee income	16.18	17.38
Interest expense	6.21	8.06

Net interest and fee margin	9.97%	9.32%

Net interest and fee margin. Net interest and fee income increased $9.3 million, or 47.3%, to $28.8 million for the year ended December 31, 2002 from $19.5 million for the year ended December 31, 2001. The increase in the net interest and fee margin represents an increase of 65 basis points from 9.97% for the year ended December 31, 2002 to 9.32% for the same period in 2001.

Interest income, net of amortized initial direct costs and fees, increased $8.5 million, or 28.8%, to $37.8 million for the year ended December 31, 2002 from $29.3 million for the year ended December 31, 2001. The increase is due to a 37.7% growth in average net investment in direct financing leases which increased $79.0 million to $288.4 million for the year ended December 31, 2002 from $209.4 million for the same period in 2001. For the year ended December 31, 2002 compared to the same period in 2001, our weighted average cost of borrowing declined 185 basis points while our interest income yield declined less significantly, by 91 basis points. Our ability to sustain pricing and increase our net interest and fee margin was due to a less competitive leasing environment and the amount of direct business recorded during the period.

Fee income increased $1.8 million to $8.9 million for the year ended December 31, 2002 from $7.1 million for the same period in 2001. The increase in fee income resulted primarily from additional residual gains on lease terminations, which includes income from lease extensions, of $926,000, higher late fees earned of $501,000 and increases in early prepayment gains and interim rents earned. Fee income, as a percentage of the average net investment in direct financing leases, declined 29 basis points to 3.09% for the year ended December 31, 2002 from 3.38% for the year ended December 31, 2001 primarily due to lower average late fees earned as a result of fewer delinquent accounts.

Interest expense increased $1.0 million to $17.9 million for the year ended December 31, 2002 from $16.9 million for same period in 2001. Interest expense, as a percentage of average net investment in direct financing leases, decreased 185 basis points to 6.21% for the year ended December 31, 2002 from 8.06% for the same period in 2001 due to the declining interest rate environment and the resulting impact on our weighted average borrowing costs.

Insurance and other income. Insurance and other income increased $639,000 to $2.7 million for the year ended December 31, 2002 from $2.1 million for the same period in 2001. The increase is primarily related to higher insurance income of $855,000 related to a 33.9% increase in the number of insured accounts offset by lower miscellaneous income earned in the period.

Salaries and benefits expense. Salaries and benefits expense increased $2.8 million, or 52.8%, to $8.1 million for the year ended December 31, 2002 from $5.3 million for the same period in 2001. The increase in compensation expense is attributable to increases in overall headcount and general merit increases. In 2002, sales compensation increased $793,000 related to additional hiring of sales account executives and higher commissions earned. In addition, collection and operations salaries increased $808,000 of which $551,000 was related to additional collection hires and higher commissions earned associated with improved portfolio delinquency performance. In 2002, management and support department compensation increased $1.1 million related to accrued management incentive bonuses and employee severance of $352,000 and $440,000, respectively. Total personnel increased to 201 at December 31, 2002 from 168 at December 31, 2001.

General and administrative expense. General and administrative expenses increased $1.1 million, or 24.6%, to $5.7 million for the year ended December 31, 2002 from $4.6 million for the same period in 2001. The increase in general and administrative expenses was due primarily to increased credit bureau charges of $186,000, legal expenses of $186,000, bank processing fees of $89,000, marketing costs of $70,000 and audit and tax services of $59,000. Additionally, we spent more on occupancy costs, temporary employee services, data processing and postage as a result of increased lease originations and our overall growth.

Financing related costs. Financing related costs increased $359,000, from $1.3 million for the year ended December 31, 2001 to $1.6 million for the same period in 2002. The increase was due principally to higher costs associated with mark to market adjustments for interest rate cap contracts in the period. Mark to market charges taken on our interest rate caps were $556,000 for the year ended December 31, 2002 compared with $168,000 for the year ended December 31, 2001.

Change in fair value of warrants. Warrants issued in connection with subordinated debt increased in value $908,000 to $1.4 million at December 31, 2002 from $514,000 at December 31, 2001 primarily as a result of increases in the estimated fair market value of our common stock used in valuing our warrants.

Provision for credit losses. The provision for credit losses increased $1.0 million, or 15.7%, to $6.9 million for the year ended December 31, 2002 from $5.9 million for the same period in 2001. The increase in our provision for credit losses was a result of growth of our lease portfolio and the corresponding proportional growth in net charge-offs. Net charge-offs were $5.9 million for the period ended December 31, 2002 and $4.6 million for the same period in 2001. Net charge-offs as a percentage of average net investment in leases declined to 2.06% in 2002 from 2.19% in 2001.

Provision for income taxes. The provision for income taxes increased 120.3%, to $3.7 million for the year ended December 31, 2002 from $1.7 million for the same period in 2001. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 45.2% for the year ended December 31, 2001 compared to 35.8% for the year ended December 31, 2001. The increase in the 2002 effective tax rate was due to the impact of the changes in fair value of warrants and an increase in our effective tax rate applied to our deferred tax balances as a result of higher projected taxable income in future periods and certain changes in state tax rates.

Earnings per common share

In conjunction with our November 2003 reorganization and IPO, warrants were exercised and convertible preferred stock converted, and our capital structure simplified into one class of common stock outstanding. The number of common shares issued as a result of these conversions was 5.86 million, or approximately 52% of total common shares outstanding following the IPO. Because of the significant impact on share count and the related impact on operations from warrant valuations and preferred dividends, we believe a pro forma analysis of diluted EPS provides a more meaningful basis to evaluate performance of the Company. The following analysis reconciles EPS calculations on a GAAP basis to pro forma EPS which assumes the exercise of the of warrants and the conversion of the convertible preferred stock as of the beginning of the periods reported and adds back warrant expenses and preferred dividends (in thousands, except per share amounts):

	Years ended December 31,

	2003		2002	2001

Net income attributable to common stockholders (used for basic EPS)	$1,172		$2,749	$1,477
Preferred stock dividends	0	(1)	1,781	1,243

Adjusted net earnings (used for diluted EPS)	$1,172		$4,530	$2,720

Weighted average common shares outstanding (used for basic EPS)	3,002		1,704	1,859
Effect of dilutive securities:
Stock options and warrants	339		278	273
Convertible Preferred Stock	0	(1)	5,156	4,102

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)	3,341		7,138	6,234

Net earnings per common share (GAAP):
Basic	$0.39		$1.61	$0.79
Diluted	$0.35		$0.63	$0.44
Pro forma earnings per share:
Adjusted net earnings used for diluted EPS	$1,172		$4,530	$2,720
Change in fair value of warrants	5,723		908	(208)
Preferred Stock Dividends	2,006	(1)

Adjusted net earnings	$8,901		$5,438	$2,928

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)	3,341		7,138	6,234
Effect of warrants	605		508	439
Effect of Preferred Stock	4,454	(1)	0	0

	Years ended December 31,
	2003	2002	2001
Pro forma weighted average shares used for diluted EPS	8,400	7,646	6,673

Pro forma diluted EPS	$1.06	$0.71	$0.44

(1)	The effects of convertible preferred stock in 2003 were deemed anti-dilutive and, therefore, not considered in 2003 GAAP diluted EPS calculations. For 2002 and 2001 the effects of convertible preferred stock were dilutive and therefore included in diluted EPS calculations.

Operating Data

We manage expenditures using a comprehensive budgetary review process. Expenses are monitored by departmental heads and are reviewed by senior management monthly. The ratio of salaries and benefits and general and administrative expenses as a percentage of the average net investment in direct financing leases shown below are metrics used by management to monitor productivity and spending levels.

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Average net investment in direct financing leases	$365,662	$288,396	$209,404
Salaries and benefits expense	10,273	8,109	5,306
General and administrative expense	7,745	5,744	4,610
Percent of average net investment in leases:
Salaries and benefits	2.81%	2.81%	2.53%
General and administrative	2.12	1.99	2.20

Key growth indicators management evaluates regularly are sales account executive staffing levels and the activity of our origination sources, which are shown below.

	As of or For The
	Year Ended December 31,
	2003	2002	2001	2000	1999
Number of sales account executives	84	67	50	41	32
Number of originating sources(1)	1,147	929	815	631	366

(1)	Monthly average of origination sources generating lease volume.

Residual Performance

Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of December 31, 2003, approximately 66% of our leases were one dollar purchase option leases, 20% were fair market value leases and 14% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of December 31, 2003, there were $37 million of residual assets retained on our balance sheet of which $20.6 million were related to copiers.

Our leases generally include automatic renewal provisions and many leases continue beyond their initial term. We consider renewal income a component of residual performance and recognize renewal income net of estimated depreciation of the remaining asset value being leased. We also record gains and losses when leased assets are disposed at the end of the lease term. For the years ended December 31, 2003, 2002, and 2001 net renewal income was $2.1 million, $1.3 million, and $344,000, respectively.

Asset Quality

The chart below provides our asset quality statistics for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Allowance for credit losses, beginning of period	$3,965	$3,059	$1,720
Provision for credit losses	7,965	6,850	5,918
Charge-offs, net	(6,914)	(5,944)	(4,579)

Allowance for credit losses, end of period	$5,016	$3,965	$3,059

Annualized net charge-offs to average net investment in direct financing leases	1.89%	2.06%	2.19%
Allowance for credit losses to net investment in direct financing leases	1.22	1.21	1.23
Average net investment in direct financing leases	$365,662	$288,396	$209,404
Net investment in direct financing leases, end of period(1)	411,297	328,047	248,230
Delinquencies 60 days or more past due(2)	0.74%	0.86%	1.94%
Allowance for credit losses to delinquent accounts 60 days or more past due	138.22	117.86	52.04
Non-accrual leases	$1,504	$1,475	$2,268

(1)	Excludes initial direct costs and fees deferred and anticipated collections.

(2)	Calculated as a percentage of minimum lease payments receivable.

The higher net charge-off percentage for the year ended December 31, 2001 compared to 2002 was primarily due to $618,000 of charge-offs related to a dealer program that was discontinued in 2000. We also improved our collection practices in 2002, and delinquencies and charge-offs decreased compared to 2001 as a result.

We generally experience higher delinquency rates in December of each year, as we believe our borrowers adjust their payment patterns around the year-end.

Liquidity and Capital Resources

Our business requires a substantial amount of cash to operate and grow. Our primary liquidity need is for new lease originations. In addition, we need liquidity to pay interest and principal on our borrowings, to pay fees and expenses incurred in connection with our securitization transactions, to fund infrastructure and technology investment and to pay administrative and other operating expenses. We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third party financing to fund our operations:

•	short-term borrowings under a revolving bank facility;

•	short-term financing of leases in CP conduit warehouse facilities;

•	financing of leases through term note securitizations; and

•	equity and debt securities with third party investors.

New lease originations are generally funded in the short-term with cash from operations or through borrowings under our revolving bank facility or our CP conduit warehouse facilities. Our current plans assume the execution of a term note securitization approximately once a year to refinance and relieve the bank and CP conduit warehouse facilities. As of December 31, 2003 we had $169.2 million of available borrowing capacity under our existing bank and CP conduit warehouse facilities.

In November 2003, 5,060,000 shares of our common stock were issued in connection with our IPO. Of these shares, a total of 3,581,255 shares were sold by the company and 1,478,745 shares were sold by selling shareholders. The initial public offering price was $14.00 per share resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $46.6 million. We did not receive any proceeds from the shares sold by the selling shareholders. We used the net proceeds from the IPO as follows: (i) approximately $10.1 million was used to repay all of our outstanding 11% subordinated debt and all accrued interest thereon; (ii) approximately $6.0 million was used to pay accrued dividends on preferred stock which converted to common stock at the time of the IPO; (iii) approximately $1.6 million was used to pay issuance costs incurred in connection with the IPO. The remaining $28.9 million will be used to fund newly originated and existing leases in our portfolio and for general business purposes.

Net cash provided by financing activities was $89.9 million for the year ended December 31, 2003 and $73.6 million for the year ended December 31, 2002. Net cash provided by financing activities was $80.7 million in 2001.

We used cash in investing activities of $91.0 million for the year ended December 31, 2003, and $86.6 million for the year ended December 31, 2002. Investing activities primarily relate to lease origination activity. We used cash in investing activities of $88.5 million in 2001.

Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $24.2 million for the year ended December 31, 2003, and $16.9 million for the year ended December 31, 2002. Net cash provided by operations was $8.8 million in 2001.

Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. We had total cash and cash equivalents of $45.1 million at December 31, 2003 and $18.9 million at December 31, 2002.

As of December 31, 2003, $15.7 million of our cash was classified as restricted cash, compared to $12.6 million at December 31, 2002. Restricted cash consists primarily of the cash reserve and advance payment accounts related to our term note securitizations.

Borrowings. Our aggregate outstanding secured borrowings amounted to $378.9 million at December 31, 2003 and $315.4 million at December 31, 2002. In addition, we had outstanding subordinated debt of $9.5 million at December 31, 2002. The subordinated debt was repaid in November 2003.

At December 31, 2003, our external financing sources, maximum facility amounts, amounts outstanding and unused available commitments, subject to certain minimum equity restrictions and other covenants and conditions, are summarized below:

		For the 12 Months Ended December 31, 2003			As of December 31, 2003

		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
			(dollars in thousands)
Revolving bank facility (1)	$40,000	$20,554	$9,736	3.94%	$4,508	3.68%	$35,492
CP conduit warehouse facilities(1)	200,000	130,466	61,070	2.18	66,272	2.06	133,728
Term note securitizations(2)	—	380,532	292,655	4.42	308,120	3.97	N/A

	$240,000		$363,461	4.03%	$378,900	3.63%	$169,220

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts. As of December 31, 2003, we had completed five on-balance-sheet term note securitizations and repaid one in its entirety.

Revolving bank facility. Our revolving bank facility, which increased from $32.5 million to $40.0 million on October 16, 2003 through the addition of another lender to the facility, is secured by leases that meet specified eligibility criteria. Our revolving bank facility provides temporary funding pending the accumulation of sufficient pools of leases for financing through a CP conduit warehouse facility or an on-balance-sheet term note securitization. Funding under this facility is based on a borrowing base formula and factors in an assumed discount rate and advance rate against the pledged leases. Our weighted average outstanding borrowings under this facility were $9.7 million for the year ended December 31, 2003 compared to $12.7 million for the year ended December 31, 2002. We incurred interest expense under this facility of $384,000 for the year ended December 31, 2003 compared to $551,000 for the year ended December 31, 2002. This facility expires on August 31, 2005. As of December 31, 2003, we had $4.5 million in outstanding borrowings under the revolving bank facility.

CP conduit warehouse facilities. We have two CP conduit warehouse facilities that allow us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transfer pools of leases and interests in the related equipment to special purpose, bankruptcy remote subsidiaries. These special purpose entities in turn pledge their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issues commercial paper to investors. These facilities are also credit enhanced through third party financial guarantors insurance policies.

Our $125.0 million CP conduit warehouse facility is secured by leases that meet specified eligibility criteria. We obtain funding under this facility through a special-purpose, bankruptcy remote subsidiary to which we transfer eligible leases. Funding under this facility is based on a borrowing base formula and factors in an assumed discount rate and advance rate against the pledged collateral combined with specific portfolio concentration criteria. As of December 31, 2003, the maximum advance rate under this facility was 88.5% of our borrowing base. Interest on borrowings under the facility is charged at a floating rate based on commercial paper rates and averaged 1.84% for the year ended December 31, 2003. Our weighted average outstanding borrowings under this facility were

$26.0 million for the year ended December 31, 2003 compared to $38.7 million for the year ended December 31, 2002. We incurred interest expense under this facility of $477,000 for the year ended December 31, 2003 compared to $955,000 for the year ended December 31, 2002. This facility expires on December 21, 2004.

Our $75.0 million CP conduit warehouse facility is also secured by leases that meet specified eligibility criteria. We obtain funding under this facility through a special-purpose, bankruptcy remote subsidiary to which we transfer eligible leases. Funding under the facility is based on a borrowing base formula and factors in an assumed discount rate and advance rate against the pledged collateral combined with specified portfolio concentration criteria. As of December 31, 2003, the maximum advance rate under this facility was 87.0% of our borrowing base. Interest on borrowings under the facility is charged at a floating rate based on commercial paper rates and averaged 2.43% for the year ended December 31, 2003. We had weighted average outstanding borrowings under this facility of $35.1 million for the year ended December 31, 2003 compared to $10.3 million for the year ended December 31, 2002. We incurred interest expense under this facility of $854,000 for the year ended December 31, 2003, compared to $287,000 for the year ended December 31, 2002. The facility is scheduled to expire on January 11, 2005, but may, at the option of the committed lenders, be renewed through April 8, 2006. On March 19, 2004, we closed on an amendment to increase this facility size to $100 million.

Term note securitizations. Since our founding, we have completed five on-balance-sheet term note securitizations. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold the residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company.

Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Our Series 1999-2 transaction, which was our first term note securitization, was repaid in full on January 15, 2003. Our Series 2000-1, 2001-1, 2002-1 and 2003-1 transactions are rated by Moody’s Investors Service and Fitch Ratings. Moody’s initial ratings for each of our outstanding securitizations are as follows: Class A notes — A1 for 2001 Class A notes and A2 for all others; Class B notes — Baa2; and Class C notes — Ba2.

As of December 31, 2003, $303.4 million of our net investment in direct financing leases was pledged to our term note securitizations. Each of our outstanding term note securitizations is summarized below:

		Outstanding	Scheduled
	Notes Originally	Balance as of	Maturity	Original
	Issued	December 31, 2003	Date	Coupon Rate

		(dollars in thousands)
2000 - 1
Class A	$86,500	$9,527	February 2005	7.73%
Class B	6,600	1,568	May 2005	8.84
Class C	3,800	903	August 2006	11.72

	$96,900	$11,998		7.96	% (1)

2001 - 1
Class A	$103,300	$24,238	June 2005	5.60%
Class B	7,900	1,948	March 2007	6.51
Class C	4,560	$1,162	May 2008	9.99

	$115,760	27,348		5.84	% (1)

2002 - 1
Class A	$166,280	$83,370	May 2007	4.16%
Class B	12,720	6,375	February 2008	5.02
Class C	5,380	2,697	May 2009	9.03

	$184,380	$92,442		4.36	% (1)

2003 - 1
Class A	$197,290	$159,720	May 2008	2.90%
Class B	14,262	12,076	February 2009	5.07
Class C	5,600	4,536	April 2010	8.10

	$217,152	$176,332		3.18	% (1)

Total Term Note Securitizations		$308,120

     (1) Represents the weighted average coupon rate for all tranches of the securitization.

Financial Covenants

All of our secured borrowing arrangements have financial covenants we must comply with in order to obtain funding through the facilities and to avoid an event of default. The revolving bank facility and CP conduit warehouse facilities also contain cross default provisions such that an event of default on any facility would be considered an event of default under the others, in essence simultaneously restricting our ability to access either of these critical sources of funding. A default by any of our term note securitizations is also considered an event of default under the revolving bank facility and CP conduit warehouse facilities. Some of the critical financial covenants under our borrowing arrangements as of December 31, 2003 include:

•	Tangible net worth of not less than $39.3 million;

•	Debt to equity ratio of not more than 12-to-1;

•	Fixed charge coverage ratio of not less than 1.15-to-1; and

•	Interest coverage ratio of not less than 3.25-to-1.

     As of December 31, 2003 we believe we were in compliance with all covenants in our borrowing relationships.

     Certain of our financing arrangements have minimum usage requirements. While we believe that our planned borrowings under these facilities will satisfy the usage requirements, failure to do so could result in additional facility fees payable to the lenders.

Derivatives

Our CP conduit warehouse facilities require us to limit our exposure to an increase in interest rates by entering into either interest rate caps or interest rate swaps. To fulfill this obligation, to date we have purchased interest rate caps from highly rated counterparties, typically rated AA- or better, and with notional principal protection that mirrors the amortization of our lease collateral. As of December 31, 2003, the fair market value of the interest rate caps purchased was $144,000, representing $120.8 million of notional principal. Our outstanding interest rate cap agreements do not meet the hedge accounting requirements of SFAS No. 133, Accounting for Derivatives and accordingly are marked to market through financing related costs.

Contractual Obligations

In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of December 31, 2003 were as follows:

	Contractual Obligations as of December 31, 2003

		Operating	Leased	Capital
	Borrowings	Leases	Facilities	Leases	Total

		(dollars in thousands)
2004	$207,660	$76	$739	$349	$208,824
2005	93,192	45	882	168	94,287
2006	50,643	26	1,048	98	51,815
2007	23,181	1	1,013	73	24,268
2008	4,208	—	873	34	5,115
Thereafter	16	—	3,413	—	3,429

Total	$378,900	$148	$7,968	$722	$387,738

Market Risk and Financial Instruments

We are exposed to market risk associated with changes in interest rates. To provide some protection against potential interest rate increases associated with our variable rate facilities, we are required by our CP conduit warehouse facilities to enter into derivative financial transactions. Accordingly, we are using interest rate caps to limit our exposure to an increase in interest rates in the underlying variable rate facilities. As of December 31, 2003, we held interest rate caps with a notional amount of $120.8 million with several financial institutions at various terms.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations. For debt obligations, the table presents the expected principal cash flows and the related weighted average interest rates as of December 31, 2003 expected as of and for each year ended through December 31, 2008 and for periods thereafter.

	Expected Maturity Date by Calendar Year

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

				(dollars in thousands)
Debt:
Fixed rate debt	$136,881	$93,192	$50,643	$23,181	$4,208	$16	$308,121	$308,397
Average fixed rate	4.20%	3.97%	3.68%	3.36%	3.19%	3.18%	3.97%
Variable rate debt	$70,779	$—	$—	$—	$—	$—	$70,779	$70,779
Average variable rate	2.16%	0.00%	0.00%	0.00%	0.00%	0.00%	2.16%
Interest rate caps:
Beginning notional balance	$120,761	$79,473	$38,723	$9,982	$2,570	$24	$120,761	$144
Ending notional balance	79,473	38,723	9,982	2,570	24	0	—
Average strike rate	5.99%	5.96%	5.96%	5.75%	5.75%	5.75%	5.97%

Our earnings are sensitive to fluctuations in interest rates. The revolving bank facility and CP conduit warehouse facilities are charged a floating rate of interest based on LIBOR, prime rate or commercial paper interest rates. Because our assets are fixed rate, increases in these market interest rates would negatively impact earnings and decreases in the rates would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing under our new leases or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.

For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the twelve month period ended December 31, 2003 would have been to reduce net interest and fee income by approximately $708,000 based on our average variable rate borrowings of approximately $70.8 million for the year then ended, excluding the effects of any taxes, changes in the value of interest rate caps and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.

We manage and monitor our exposure to interest rate risk using balance sheet simulation models. Such models incorporate many of our assumptions about our business including new asset production and pricing, interest rate forecasts, overhead expense forecasts and assumed credit losses. We also currently employ interest rate caps to offset some of our exposure to increasing interest rates.

Selected Quarterly Data (Unaudited)
(dollars in thousands, except per share amounts)

		Fiscal Year Quarters
	First	Second	Third	Fourth

Year ended December 31, 2003
Revenue	$13,804	$14,652	$15,472	$16,445
Net Income	$273	$443	$858	$1,604
Diluted earnings per share	$0.04	$0.06	$0.12	$0.14

Year ended December 31, 2002
Revenue	$11,123	$12,081	$12,798	$13,387
Net Income	$949	$1,161	$1,088	$1,332
Diluted earnings per share	$0.13	$0.15	$0.15	$0.19

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB issued Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, or FIN No. 46R, which provides further guidance on the accounting for variable interest entities. As permitted by FIN No. 46R, and described above, the Company applied the provisions of FIN No. 46 as of December 31, 2003. The adoption of this accounting pronouncement has not had a material effect on our consolidated financial statements. The Company will adopt the provisions of FIN No. 46R in the first quarter of 2004. The Company does not expect the impact of the adoption of FIN No. 46R in the first quarter of 2004 to be significant.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities. This statement amends and clarifies financial and accounting and reporting for derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, this statement: 1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative; 2) clarifies when a derivative contains a financing component; 3) amends the definition of an underlying to conform it to language used in FIN 45; and 4) amends certain other existing pronouncements. This Statement is effective for hedging relationships designated after June 30, 2003 and for contracts entered into or modified after June 30, 2003, except for provisions relating to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 which should continue to be applied in accordance with their respective dates. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

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

RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make.

If we cannot obtain external financing, we may be unable to fund our operations. Our business requires a substantial amount of cash to operate. Our cash requirements will increase if our lease originations increase. We historically have obtained a substantial amount of the cash required for operations through a variety of external financing sources, such as borrowings under our revolving bank facility, financing of leases through commercial paper (“CP”) conduit warehouse facilities, and term note securitizations. A failure to renew or increase the funding commitment under our existing CP conduit warehouse facilities or add new CP conduit warehouse facilities could affect our ability to refinance leases originated through our revolving bank facility and, accordingly, our ability to fund and originate new leases. An inability to complete term note securitizations would result in our inability to refinance amounts outstanding under our CP conduit warehouse facilities and revolving bank facility and would also negatively impact our ability to originate and service new leases.

Our ability to complete CP conduit transactions and term note securitization, as well as obtain renewals of lenders’ commitments, is affected by a number of factors, including:

•	conditions in the securities and asset-backed securities markets;

•	conditions in the market for commercial bank liquidity support for CP programs;

•	compliance of our leases with the eligibility requirements established in connection with our CP conduit warehouse facilities and term note securitizations, including the level of lease delinquencies and defaults; and

•	our ability to service the leases.

We are and will continue to be dependent upon the availability of credit from these external financing sources to continue to originate leases and to satisfy our other working capital needs. We may be unable to obtain additional financing on acceptable terms or at all, as a result of prevailing interest rates or other factors at the time, including the presence of covenants or other restrictions under existing financing arrangements. If any or all of our funding sources become unavailable on acceptable terms or at all, we may not have access to the financing necessary to conduct our business, which would limit our ability to fund our operations. We do not have long term commitments from any of our current funding sources. As a result, we may be unable to continue to access these or other funding sources. In the event we seek to obtain equity financing, our shareholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue such securities.

Our financing sources impose covenants, restrictions and default provisions on us, which could lead to termination of our financing facilities, acceleration of amounts outstanding under our financing facilities and our removal as servicer. The legal agreements relating to our revolving bank facility, our CP conduit warehouse facilities and our term note securitizations contain numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement and a maximum debt to equity ratio. In addition, a change in our Chief Executive Officer or President is an event of default under our revolving bank facility and CP conduit warehouse facilities unless we hire a replacement acceptable to our lenders within 90 days. Such a change is also an immediate event of servicer termination under our term note securitizations. A merger or consolidation with another company in which we are not the surviving entity, likewise, is an event of default under our financing facilities. Further, our revolving bank facility and CP conduit warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default under the other facilities. An event of default under the revolving bank facility or a CP conduit warehouse facility could result in termination of further funds being made available under these facilities. An event of default under any of our facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or our removal as a servicer of the leases financed by the facility. This would reduce our revenues from servicing and, by delaying any cash payment allowed to us under the financing facilities until the lenders have been paid in full, reduce our liquidity and cash flow.

If we inaccurately assess the creditworthiness of our end user customers, we may experience a higher number of lease defaults, which may restrict our ability to obtain additional financing and reduce our earnings. We specialize in leasing equipment to small businesses. Small businesses may be more vulnerable than large businesses to economic downturns, typically depend upon the management talents and efforts of one person or a small group of persons and often need substantial additional capital to expand or compete. Small business leases, therefore, may entail a greater risk of delinquencies and defaults than leases entered into with larger, more creditworthy leasing customers. In addition, there is typically only limited publicly available financial and other information about small businesses and they often do not have audited financial statements. Accordingly, in making credit decisions, our underwriting guidelines rely upon the accuracy of information about these small businesses obtained from the small business owner and/or third party sources, such as credit reporting agencies. We do not maintain any minimum credit standards for our lessees, and if the information we obtain from small business owners and/or third party sources is incorrect, our ability to make appropriate credit decisions will be impaired. If we inaccurately assess the creditworthiness of our end user customers, we may experience a higher number of lease defaults and related decreases in our earnings.

Defaulted leases and certain delinquent leases also do not qualify as collateral against which initial advances may be made under our revolving bank facility or CP conduit warehouse facilities, and we cannot include them in our term note securitizations. An increase in delinquencies or lease defaults could reduce the funding available to us under our facilities and could adversely affect our earnings, possibly materially. In addition, increasing rates of delinquencies or charge-offs could result in adverse changes in the structure of our future financing facilities, including increased interest rates payable to investors and the imposition of more burdensome covenants and credit enhancement requirements. Any of these occurrences may cause us to experience reduced earnings.

If we are unable to effectively manage any future growth, we may suffer material operating losses. We have grown our lease originations and overall business significantly since we commenced operations. However, our ability to continue to increase originations at a comparable rate depends upon our ability to implement our disciplined growth strategy and upon our ability to evaluate, finance and service increasing volumes of leases of suitable yield and credit quality. Accomplishing such a result on a cost-effective basis is largely a function of our marketing capabilities, our management of the leasing process, our credit underwriting guidelines, our ability to provide competent, attentive and efficient servicing to our end user customers, our access to financing sources on acceptable terms and our ability to attract and retain high quality employees in all areas of our business.

Even if we are able to continue our growth in lease originations, our future success will be dependent upon our ability to manage our growth. Among the factors we would need to manage are the training, supervision and integration of new employees, as well as the development of infrastructure, systems and procedures within our origination, underwriting, servicing, collections and financing functions in a manner which enables us to maintain higher volume in originations. Failure to effectively manage these and other factors related to growth in originations and our overall operations may cause us to suffer material operating losses.

If losses from leases exceed our allowance for credit losses, our operating income will be reduced or eliminated. In connection with our financing of leases, we record an allowance for credit losses to provide for estimated losses. Our allowance for credit losses is based on, among other things, past collection experience, industry data, lease delinquency data and our assessment of prospective collection risks. Determining the appropriate level of the allowance is an inherently uncertain process and therefore our determination of this allowance may prove to be inadequate to cover losses in connection with our portfolio of leases. Factors that could lead to the inadequacy of our allowance may include our inability to effectively manage collections, unanticipated adverse changes in the economy or discrete events adversely affecting specific leasing customers, industries or geographic areas. Losses in excess of our allowance for credit losses would cause us to increase our provision for credit losses, reducing or eliminating our operating income.

If we cannot effectively compete within the equipment leasing industry, we may be unable to increase our revenues or maintain our current levels of operations. The business of small-ticket equipment leasing is highly fragmented and competitive. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases with yields that are lower than those we use to price our leases, potentially forcing us to decrease our yields or lose origination volume. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to establish more origination source and end user customer relationships and increase their market share. There are few barriers to entry with respect to our business and, therefore, new competitors could enter the business of small-ticket equipment leasing at any time. The companies that typically provide financing for large-ticket or middle-market transactions could begin competing with us on small-ticket equipment leases. If this occurs, or we are unable to compete effectively with our competitors, we may be unable to sustain our operations at their current levels or generate revenue growth.

If we experience significant telecommunications or technology downtime, our operations would be disrupted and our ability to generate operating income could be negatively impacted. Our business depends in large part on our telecommunications and information management systems. The temporary or permanent loss of our computer systems, telecommunications equipment or software systems, through casualty or operating malfunction, could disrupt our operations and negatively impact our ability to service our customers and lead to significant declines in our operating income.

If we cannot maintain our relationships with origination sources, our ability to generate lease transactions and related revenues may be significantly impeded. We have formed relationships with thousands of origination sources, comprised primarily of independent equipment dealers and, to a lesser extent, lease brokers. We rely on these relationships to generate lease applications and originations. We invest significant time and resources in establishing and maintaining these relationships. Most of these relationships are not formalized in written agreements and those that are formalized by written agreements are typically terminable at will. Our typical relationship does not commit the origination source to provide a minimum number of lease transactions to us nor does it require the origination source to direct all of its lease transactions to us. The decision by a significant number of our origination sources to refer their leasing transactions to another company could impede our ability to generate lease transactions and related revenues.

Deteriorated economic or business conditions may lead to greater than anticipated lease defaults and credit losses, which could limit our ability to obtain additional financing and reduce our operating income. Our operating income may be reduced by various economic factors and business conditions, including the level of economic activity in the markets in which we operate. Delinquencies and credit losses generally increase during economic slowdowns or recessions. Because we extend credit primarily to small businesses, many of our customers may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled lease payments during these periods. Therefore, to the extent that economic activity or business conditions deteriorate, our delinquencies and credit losses may increase. Unfavorable economic conditions may also make it more difficult for us to maintain both our new lease origination volume and the credit quality of new leases at levels previously attained. Unfavorable economic conditions could also increase our funding costs or operating cost structure, limit our access to the securitization and other capital markets or result in a decision by lenders not to extend credit to us. Any of these events could reduce our operating income.

The departure of any of our key management personnel or our inability to hire suitable replacements for our management may result in defaults under our financing facilities, which could restrict our ability to access funding and effectively operate our business. Our future success depends to a significant extent on the continued service of our senior management team. A change in our Chief Executive Officer or President is an event of default under our revolving bank facility and CP conduit warehouse facilities unless we hire a replacement acceptable to our lenders within 90 days. Such a change is also an immediate event of servicer termination under our term note securitizations. The departure of any of our executive officers or key employees could limit our access to funding and ability to operate our business effectively.

The termination or interruption of, or a decrease in volume under, our property insurance program would cause us to experience lower revenues and may result in a significant reduction in our net income. Our end user customers are required to obtain all-risk property insurance for the replacement value of the leased equipment. The end user customer has the option of either delivering a certificate of insurance listing us as loss payee under a commercial property policy issued by a third party insurer or satisfying their insurance obligation through our insurance program. Under our program, the end user customer purchases coverage under a master property insurance policy written by a national third party insurer (our “primary insurer”) with whom our captive insurance subsidiary, AssuranceOne, Ltd., has entered into a 100% reinsurance arrangement. Termination or interruption of our program could occur for a variety of reasons, including: 1) adverse changes in laws or regulations affecting our primary insurer or AssuranceOne; 2) a change in the financial condition or financial strength ratings of our primary insurer or AssuranceOne; 3) negative developments in the loss reserves or future loss experience of AssuranceOne which render it uneconomical for us to continue the program; 4) termination or expiration of the reinsurance agreement with our primary insurer, coupled with an inability by us to quickly identify and negotiate an acceptable arrangement with a replacement carrier; or 5) competitive factors in the property insurance market. If there is a termination or interruption of this program or if fewer end user customers elected to satisfy their insurance obligations through our program, we would experience lower revenues and our net income may be reduced.

Regulatory and legal uncertainties could result in significant financial losses and may require us to alter our business strategy and operations. Laws or regulations may be adopted with respect to our equipment leases or the equipment leasing, telemarketing and collection processes. Any new legislation or regulation, or changes in the interpretation of existing laws, which affect the equipment leasing industry could increase our costs of compliance or require us to alter our business strategy.

We, like other finance companies, face the risk of litigation, including class action litigation, and regulatory investigations and actions in connection with our business activities. These matters may be difficult to assess or quantify, and their magnitude may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could cause us to suffer significant costs and expenses, and could require us to alter our business strategy and the manner in which we operate our business.

If interest rates change significantly, we may be subject to higher interest costs on future term note securitizations and we may be unable to effectively hedge our variable rate borrowings, which may cause us to suffer material losses. Because we generally fund our leases through a revolving bank facility, CP conduit warehouse facilities and term note securitizations, our margins could be reduced by an increase in interest rates. Each of our leases is structured so that the sum of all scheduled lease payments will equal the cost of the equipment to us, less the residual, plus a return on the amount of our investment. This return is known as the yield. The yield on our leases is fixed because the scheduled payments are fixed at the time of lease origination. When we originate or acquire leases, we base our pricing in part on the spread we expect to achieve between the yield on each lease and the effective interest rate we expect to pay when we finance the lease. To the extent that a lease is financed with variable rate funding, increases in interest rates during the term of a lease could narrow or eliminate the spread, or result in a negative spread. A negative spread is an interest cost greater than the yield on the lease. Currently, our revolving bank facility and our CP conduit warehouse facilities have variable rates based on LIBOR, prime rate or commercial paper interest rates. As a result, because our assets have a fixed interest rate, increases in LIBOR, prime rate or commercial paper interest rates would negatively impact our earnings. If interest rates increase faster than we are able to adjust the pricing under our new leases, our net interest margin would be reduced. As required under our financing facility agreements, we enter into interest rate cap agreements to hedge against the risk of interest rate increases in our CP conduit warehouse facilities. If our hedging strategies are imperfectly implemented or if a counterparty defaults on a hedging agreement, we could suffer losses relating to our hedging activities. In addition, with respect to our fixed rate borrowings, such as our term note securitizations, increases in interest rates could have the effect of increasing our borrowing costs on future term note transactions.

Failure to realize the projected value of residual interests in equipment we finance would reduce the residual value of equipment recorded as assets on our balance sheet and may reduce our operating income. We estimate the residual value of the equipment which is recorded as an asset on our balance sheet. Realization of residual values depends on numerous factors, most of which are outside of our control, including: the general market conditions at the time of expiration of the lease; the cost of comparable new equipment; the obsolescence of the leased equipment; any unusual or excessive wear and tear on or damage to the equipment; the effect of any additional or amended government regulations; and the foreclosure by a secured party of our interest in a defaulted lease. Our failure to realize our recorded residual values would reduce the residual value of equipment recorded as assets on our balance sheet and may reduce our operating income.

Our quarterly operating results may fluctuate significantly. Our operating results may differ from quarter to quarter, and these differences may be significant. Factors that may cause these differences include: changes in the volume of lease applications, approvals and originations; changes in interest rates; the timing of term note securitizations; the availability of capital; the degree of competition we face; and general economic conditions and other factors. The results of any one quarter may not indicate what our performance may be in the future.

We may be unable to effectively manage the new challenges and increased costs that we face as a public company. We face new challenges and incur increased costs as a result of being a public company, particularly in light of recently enacted and proposed changes in laws and regulations and listing requirements. Our business and financial condition may be adversely affected if we are unable to effectively manage these increased costs and public company regulatory requirements.

Our common stock price is volatile. The trading price of our common stock may fluctuate substantially depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of financial services companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of market analysts;

•	investor perceptions of the equipment leasing industry in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	loss of external funding sources;

•	sales of large blocks of our stock or sales by insiders; or

•	departures of key personnel.

It is possible that in some future quarter our operating results may be below the expectations of financial market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

Insiders continue to own a large percentage of our common stock, which could limit your ability to influence the outcome of key transactions, including a change of control, and may result in the approval of transactions that would be adverse to your interests. Our directors and executive officers and entities affiliated with them owned approximately 46% of the outstanding shares of our common stock as of December 31, 2003. As a result, these shareholders, if acting together, would be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Anti-takeover provisions and our right to issue preferred stock could make a third-party acquisition of us difficult. We are a Pennsylvania corporation. Anti-takeover provisions of Pennsylvania law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our shareholders. Our amended and restated articles of incorporation and our bylaws will contain certain other provisions that would make it more difficult for a third party to acquire control of us, including a provision that our board of directors may issue preferred stock without shareholder approval.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, Market Risk and Financial Instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Index to Consolidated Financial Statements

Independent Auditors’ Report

The Board of Directors and Stockholders
Marlin Business Services Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marlin Business Services Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , on January 1, 2001.

/s/ KPMG LLP

Philadelphia, Pennsylvania
January 29, 2004

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,

	2003	2002

Assets
Cash and cash equivalents	$29,435	$6,354
Restricted cash	15,672	12,582
Net investment in direct financing leases	421,698	337,434
Property and equipment, net	2,413	2,049
Other assets	5,643	5,749

Total assets	$474,861	$364,168

Liabilities and Stockholders’ Equity
Revolving and term secured borrowings	$378,900	$315,361
Subordinated debt	—	9,520
Other liabilities:
Lease obligation payable	630	628
Accounts payable and accrued expenses	9,100	6,630
Warrants to purchase Class A Common Stock	—	1,422
Deferred income tax liability	10,799	5,232

Total liabilities	399,429	338,793
Redeemable convertible preferred stock (liquidation preference of $0 and $21,641) (note 10)	—	21,171
Commitments and contingencies (note 7)
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,214 and 1,623 shares issued and outstanding, respectively	112	16
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	71,918	1,842
Stock subscription receivable	(213)	(147)
Deferred compensation	(50)	—
Retained earnings	3,665	2,493

Total stockholders’ equity	75,432	4,204

Total liabilities and stockholders’ equity	$474,861	$364,168

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except share amounts)

	Year Ended December 31,
	2003	2002	2001

Interest and fee income	$56,950	$46,664	$36,404
Interest expense	18,069	17,899	16,881

Net interest and fee income	38,881	28,765	19,523
Provision for credit losses	7,965	6,850	5,918

Net interest and fee income after provision for credit losses	30,916	21,915	13,605
Insurance and other income	3,423	2,725	2,086

	34,339	24,640	15,691
Salaries and benefits	10,273	8,109	5,306
General and administrative	7,745	5,744	4,610
Financing related costs	1,604	1,618	1,259
Change in fair value of warrants	5,723	908	(208)

Income before income taxes and cumulative effect of change in accounting principle	8,994	8,261	4,724
Income taxes	5,816	3,731	1,693

Income before cumulative effect of change in accounting principle	3,178	4,530	3,031
Cumulative effect of change in accounting principle, net of tax	—	—	(311)

Net income	3,178	4,530	2,720
Preferred stock dividends	2,006	1,781	1,243

Net income attributable to common stockholders	$1,172	$2,749	$1,477

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.39	$1.61	$0.96
Cumulative effect of change in accounting principle	—	—	(0.17)

	$0.39	$1.61	$0.79

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.35	$0.63	$0.49
Cumulative effect of change in accounting principle	—	—	(0.05)

	$0.35	$0.63	$0.44

Weighted average shares used in computing basic earnings per share	3,001,754	1,703,820	1,858,858

Weighted average shares used in computing diluted earnings per share	3,340,968	7,138,232	6,234,437

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

						Retained
	Common		Additional	Stock		Earnings	Total
	Stock		Paid-in	Subscription	Deferred	Accumulate	Stockholders’
	Shares	Amount	Capital	Receivable	Compensation	(Deficit)	Equity

Balance, December 31, 2000	1,861,605	18	2,208	(141)	—	(1,733)	352
Payment of receivables	—	—	—	19	—	—	19
Issuance of Common Stock	296	—	1	—	—	—	1
Common Stock repurchases	(4,969)	—	(19)	17	—	—	(2)
Preferred Stock dividends	—	—	—	—	—	(1,243)	(1,243)
Net income	—	—	—	—	—	2,720	2,720

Balance, December 31, 2001	1,856,932	18	2,190	(105)	—	(256)	1,847
Issuance of Common Stock	37,376	—	127	(71)	—	—	56
Payment of receivables	—	—	—	23	—	—	23
Common Stock repurchases	(270,868)	(2)	(544)	6	—	—	(540)
Stock-based compensation related to stock option modification	—	—	69	—	—	—	69
Preferred Stock dividends	—	—	—	—	—	(1,781)	(1,781)
Net income	—	—	—	—	—	4,530	4,530

Balance, December 31, 2002	1,623,440	16	1,842	(147)	—	2,493	4,204
Issuance of Common Stock, net of issuance costs of $1,599	3,673,317	36	45,307	(189)	—	—	45,154
Exercise of stock options	60,655	1	219	—	—	—	220
Tax benefit on stock options exercised	—	—	249	—	—	—	249
Payment of receivables	—	—	—	123	—	—	123
Preferred stock conversion	5,156,152	52	17,099	—	—	—	17,151
Warrants exercised	700,046	7	7,138	—	—	—	7,145
Deferred compensation related to stock options	—	—	64	—	(64)	—	—
Amortization of deferred compensation	—	—	—	—	14	—	14
Preferred Stock dividends	—	—	—	—	—	(2,006)	(2,006)
Net income	—	—	—	—	—	3,178	3,178

Balance, December 31, 2003	11,213,610	$112	$71,918	$(213)	$(50)	$3,665	$75,432

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$3,178	$4,530	$2,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,194	757	650
Provision for credit losses	7,965	6,850	5,918
Stock based compensation related to stock option modification	—	69	—
Gains recognized on leases sold	—	—	(185)
Deferred taxes	5,567	3,731	1,693
Tax benefit on stock options exercised	249	—	—
Cumulative effect of change in accounting principle	—	—	311
Change in fair value of warrants	5,723	908	(208)
Amortization of deferred initial direct costs and fees	10,253	8,879	6,954
Deferred initial direct costs and fees	(12,550)	(10,517)	(9,395)
Effect of changes in other operating items:
Other assets	106	(283)	(1,182)
Accounts payable and accrued expenses	2,470	1,982	1,542

Net cash provided by operating activities	24,155	16,906	8,818

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(242,278)	(203,458)	(171,378)
Proceeds from sales of direct financing leases	—	—	3,381
Principal collections on lease finance receivables	148,450	115,206	77,301
Security deposits collected, net of returns	3,909	2,430	3,117
Acquisitions of property and equipment	(1,076)	(821)	(931)

Net cash used in investing activities	(90,995)	(86,643)	(88,510)

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(continued)

	Year Ended December 31,

	2003	2002	2001

Cash flows from financing activities:
Issuances of Common stock	46,876	79	19
Common stock repurchases	—	(540)	(1)
Issuances of Preferred stock	—	—	5,000
Stock issuance costs	(1,599)	—	(603)
Exercise of stock options	220	—	—
Issuance of subordinated debt	—	—	2,150
Payment of accrued preferred dividends	(6,025)	—	—
Subordinated debt repayment	(10,000)	—	—
Term securitization advances	217,152	184,380	115,760
Term securitization repayments	(154,308)	(114,994)	(81,383)
Secured bank facility advances	108,961	140,217	140,725
Secured bank facility repayments	(125,284)	(133,095)	(146,374)
Warehouse advances	167,169	129,397	124,700
Warehouse repayments	(150,151)	(126,929)	(77,914)
Change in restricted cash	(3,090)	(4,928)	(1,417)

Net cash provided by financing activities	89,921	73,587	80,662

Net increase in cash and cash equivalents	23,081	3,850	970
Cash and cash equivalents, beginning of period	6,354	2,504	1,534

Cash and cash equivalents, end of period	$29,435	$6,354	$2,504

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,624	$16,218	$15,845
Supplemental disclosures of non-cash related items:
Conversion of Preferred stock to Common stock	17,151	—	—
Conversion of Warrants to Common stock	7,145	—	—
Conversion of subordinated debt to Class D Preferred stock	—	—	2,150

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(dollars in thousands, except share data)

1. The Company

Marlin Business Services Corp. (“Company”) was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation, the Company provides equipment leasing solutions primarily to small businesses nationwide in a segment of the equipment leasing market commonly referred to in the leasing industry as the small-ticket segment. The Company finances over 60 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers and certain commercial and industrial equipment.

References to the “Company”, “we”, “us”, and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries after giving effect to the reorganization described below, unless the context otherwise requires.

Initial Public Offering

In November 2003, 5,060,000 shares of our common stock were issued in connection with our IPO. Of these shares, a total of 3,581,255 shares were sold by the company and 1,478,745 shares were sold by selling shareholders. The initial public offering price was $14.00 per share resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $46.6 million. We did not receive any proceeds from the shares sold by the selling shareholders. We used the net proceeds from the IPO as follows: (i) approximately $10.1 million was used to repay all of our outstanding 11% subordinated debt and all accrued interest thereon; (ii) approximately $6.0 million was used to pay accrued dividends on preferred stock which converted to common stock at the time of the IPO; (iii) approximately $1.6 was used to pay issuance costs incurred in connection with the IPO. The remaining $28.9 million will be used to fund newly originated and existing leases in our portfolio and for general business purposes. Immediately following completion of the offering, the Company had a total of 11,213,610 shares of common stock outstanding.

Reorganization

Since our founding, we have conducted all of our operations through Marlin Leasing Corporation, which was incorporated in the state of Delaware on June 16, 1997. On November 11, 2003, we reorganized our operations into a holding company structure by merging Marlin Leasing Corporation with a wholly owned subsidiary of Marlin Business Services Corp., a Pennsylvania corporation. As a result, all former shareholders of Marlin Leasing Corporation became shareholders of Marlin Business Services Corp. After the reorganization, Marlin Leasing Corporation remains in existence as our primary operating subsidiary.

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

The following steps to reorganize our operations into a holding company structure were taken prior to the completion of our initial public offering of common stock in November 2003:

•	all classes of Marlin Leasing Corporation’s redeemable convertible preferred stock converted into Class A common stock of Marlin Leasing Corporation;

•	all warrants to purchase Class A common stock of Marlin Leasing Corporation were exercised on a net issuance, or cashless, basis for Class A common stock, and a selling shareholder exercised options to purchase 60,655 shares of Class A common stock. The exercise of warrants resulted in the issuance of 700,046 common shares on a net issuance basis, based on the initial public offering price of $14.00 per share;

•	all warrants to purchase Class B common stock of Marlin Leasing Corporation were exercised on a net issuance basis for Class B common stock, and all Class B common stock was converted by its terms into Class A common stock;

•	a direct, wholly owned subsidiary of Marlin Business Services Corp. merged with and into Marlin Leasing Corporation, and each share of Marlin Leasing Corporation’s Class A common stock was exchanged for one share of Marlin Business Services Corp. common stock under the terms of an agreement and plan of merger dated August 27, 2003; and

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(dollars in thousands, except share data)

•	the Marlin Leasing Corporation 1997 Equity Compensation Plan was assumed by, and merged into, the Marlin Business Services Corp. 2003 Equity Compensation Plan. All outstanding options to purchase Marlin Leasing Corporation’s Class A common stock under the 1997 Plan were converted into options to purchase shares of common stock of Marlin Business Services Corp.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, valuations of warrants and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of the cash reserve, advance payment accounts and cash held by the trustee related to the Company’s term securitizations. The restricted cash balance also includes amounts due from securitizations representing reimbursements of servicing fees and excess spread income.

Net Investment in Direct Financing Leases

The Company uses the direct finance method of accounting to record income from direct financing leases. At the inception of a lease, the Company records the minimum future lease payments receivable, the estimated residual value of the leased equipment and the unearned lease income. Initial direct costs and fees related to lease originations are deferred as part of the investment and amortized over the lease term. Unearned lease income is the amount by which the total lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income, net of initial direct costs and fees, is recognized as revenue over the lease term on the interest method.

Yields implicit in the Company’s direct financing leases are fixed at the inception of the lease and generally range from 12% to 20%. Residual values of the equipment under lease generally range from $1 to 15% of the cost of equipment and are based on the type of equipment leased and the lease term.

The Company securitizes lease receivables using wholly-owned special purpose entities. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets for the securitized leases. Accordingly, assets and related debt (see note 8) of the special purpose entities are included in the accompanying consolidated balance sheets.

Allowance for Credit Losses

An allowance for credit losses is maintained at a level that represents management’s best estimate of probable losses based upon an evaluation of known and inherent risks in the Company’s lease portfolio as of the balance sheet date. Management’s evaluation is based upon regular review of the lease portfolio and considers such factors as the level of recourse provided, if any, delinquencies,

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

historical loss experience, current economic conditions, and other relevant factors. Actual losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are recorded in earnings in the period in which they become known.

Property and Equipment

The Company records property and equipment at cost. Equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or lease term, whichever is shorter. The Company generally uses depreciable lives that range from three to seven years based on equipment type.

Other Assets

Included in other assets on the consolidated balance sheets are transaction costs associated with warehouse facilities and term securitization transactions that are being amortized over the estimated lives of the related warehouse facilities and the term securitization transactions using a method which approximates the interest method. In addition, other assets includes prepaid expenses, accrued fee income, the fair value of derivative instruments and progress payments on equipment purchased to lease. Other assets is comprised of the following:

	December 31,

	2003	2002

Deferred transaction costs	$2,074	$2,460
Accrued fees	2,565	2,398
Other	1,004	891

	$5,643	$5,749

Securitization

Since inception, the Company has completed five term note securitizations. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying consolidated balance sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.

Warrants

The Company issued warrants to purchase its common stock to the holders of its subordinated debt. In accordance with EITF Issue No. 96-13, codified in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, the Company initially classified the warrants’ fair value as a liability since the warrant holders had the ability to put the shares of common stock exercisable under the warrants under certain conditions to us for cash settlement. Subsequent changes in the fair value of the warrants were recorded in the accompanying statement of operations. The charge to operations in 2003 was $5.7 million. Under the terms of the warrant agreement, the warrants were exercised into common stock at the time of the IPO and the total warrant liability balance of $7.1 million was reclassified to equity.

Interest-Rate Cap Agreements

The Company enters into interest-rate cap agreements to economically offset potential increases in interest rates on the Company’s outstanding variable rate borrowings. Because these derivatives do not meet the hedge accounting provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes the fair value of the interest-rate cap agreements on the balance sheet and records changes in fair value of the derivative instruments currently in earnings within financing related costs in the accompanying statements of operations. These agreements are recorded in other assets and are stated at $144 , $199 and $163 as of December 31, 2003, 2002 and 2001, respectively.

In June 1998, the Financial Accounting Standards Board issued SFAS No 133. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, cannot be applied retroactively and was adopted as required on January 1, 2001. The impact of adopting SFAS No. 133 was a reduction in the carrying amount of interest-rate cap agreements to fair value as of January 1, 2001 of $497, or $311 after tax, which was recorded as a cumulative effect of a change in accounting principle. The Company previously deferred and amortized the cost of its interest-rate caps to interest expense over the term of the related debt.

Fee Income

Fee income consists of fees for delinquent lease payments, equipment rental fees for interim periods between the installation of equipment and the commencement of a lease and cash collected on early termination of leases. Fee income also includes net residual income which includes income from lease renewals and gains and losses on the realization of residual values of equipment disposed at the end of term.

Fee income from delinquent lease payments and interim rent are recognized on the accrual basis. Fee income from delinquent lease payments is accrued based on anticipated collection rates. Other fees are recognized when received. Net residual income includes charges for the reduction in estimated residual values on equipment for leases in renewal and is recognized during the renewal period.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

Fee income was $10,993, $8,907 and $7,093 during the years ended December 31, 2003, 2002 and 2001, respectively, of which fees from delinquent lease payments and interim rent amounted to $8,156, $6,981 and, $6,227, respectively. For the years ended December 31, 2003, 2002, and 2001 renewal income, net of depreciation amounted to $2,474, $1,297, and $241, and net gains (losses) on residual values amounted to ($443), ($27), and $103, respectively.

Insurance and Other Income

Insurance and other income consists primarily of equipment insurance income, net of related claims, recognized on the accrual basis. Other income includes fees received from lease syndications and gains on sales of leases which are recognized when received.

Financing Related Costs

Financing related costs consist of bank commitment fees and the change in fair value of interest-rate cap agreements.

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

Under SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense related to stock options granted to employees and directors is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Pursuant to the disclosure requirements of SFAS No. 123, had compensation expense for stock option grants been determined based upon the fair value at the date of grant, the Company’s net income would have decreased as follows:

	Year Ended December 31,

	2003	2002	2001

Net income, as reported	$3,178	$4,530	$2,720
Add: stock-based employee compensation expense included in net income, net of tax	8	—	—
Deduct: total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of tax	(41)	(6)	(16)

Pro forma net income	$3,145	$4,524	$2,704

Earnings per share:
Basic - As reported	$0.39	$1.61	$0.79
Pro forma	0.38	1.61	0.79
Diluted - As reported	$0.35	$0.63	$0.44
Pro forma	0.34	0.63	0.44
Weighted average shares used in computing basic earnings per share	3,001,754	1,703,820	1,858,858
Weighted average shares used in computing diluted earnings per share	3,340,968	7,138,232	6,234,438

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

For purposes of determining the above disclosure required by SFAS No. 123, the Company determined the value of the options on their grant date using the minimum value method and the Black-Scholes option pricing model. Key assumptions used to apply this pricing model were as follows:

	December 31,

Weighted averages:	2003	2002	2001

Risk-free interest rate	3.929%	4.766%	4.516%
Expected life of option grants	7.2 years	6 years	6 years
Expected dividends	$—	$—	$—
Volatility(1)	35%	NA	NA

(1)	Volatility was estimated for options granted in November 2003 which were valued using the Black –Scholes option pricing model. Prior to the company going public in November 2003, the company valued options using the minimum value method which does not require a volatility assumption.

In 2003, the Company issued 74,900 stock options with an exercise price less than the estimated fair market value of the stock at the grant date. The weighted average fair value of stock options issued with an exercise price less than the market price of the stock at the grant date for the twelve months ended December 31, 2003, was $1.52 per share. In 2003, the Company issued 153,855 stock options with an exercise price equal to or greater than the estimated fair market value of the stock at the grant date. The weighted average fair value of stock options issued with an exercise price equal to the market price of the stock at the grant date for the twelve months ended December 31, 2003, was $6.77 per share.

The weighted average fair value of stock options issued with an exercise price greater than the estimated fair market value of the stock at the grant date in all other periods was zero as the exercise price on the Company’s option was greater than the estimated fair market value of the Common Stock.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method under which deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Earnings Per Share

The Company follows SFAS No. 128, Earnings Per Share . Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding and the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, warrants and convertible preferred stock, into shares of Common Stock as if those securities were exercised or converted.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken in issuing the guarantee and include more detailed disclosure with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB issued Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, or FIN No. 46R, which provides further guidance on the accounting for variable interest entities. As permitted by FIN No. 46R, and described above, the Company applied the provisions of FIN No. 46 as of December 31, 2003. The adoption of this accounting pronouncement has not had a material effect on the Company’s consolidated financial statements. The Company will adopt the provisions of FIN No. 46R in the first quarter of 2004. The Company does not expect the impact of the adoption of FIN No. 46R in the first quarter of 2004 to be significant.

In April 2003, the FASB issued SFAS No. 149 , Amendment of Statement 133 Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, this statement: 1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative; 2) clarifies when a derivative contains a financing component; 3) amends the definition of an underlying to conform it to language used in FIN 45; and 4) amends certain other existing pronouncements. This Statement is effective for hedging relationships designated after June 30, 2003 and for contracts entered into or modified after June 30, 2003, except for provisions of this statement relating to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 which should continue to be applied in accordance with their respective dates. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments and characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. Many of those instruments were previously classified as equity. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety, for example, it does not change the accounting treatment for conversion features, or conditional redemption features. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

3. Net Investment in Direct Financing Leases

Net investment in direct financing leases consists of the following:

	December 31,

	2003	2002

Minimum lease payments receivable	$489,430	$392,392
Estimated residual value of equipment	37,091	30,550
Unearned lease income, net of initial direct costs and fees deferred	(82,979)	(68,624)
Security deposits	(16,828)	(12,919)
Allowance for credit losses	(5,016)	(3,965)

	$421,698	$337,434

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of December 31, 2003:

	Minimum lease
	payments	Income
	receivable	amortization

Year Ending December 31:
2004	$194,578	$41,892
2005	144,686	23,913
2006	89,697	11,590
2007	44,533	4,741
2008	15,819	840
Thereafter	117	3

	$489,430	$82,979

The Company’s leases are assigned as collateral for borrowings as further discussed in note 8.

Initial direct costs and fees deferred were $14,725 and $12,428 as of December 31, 2003 and 2002, respectively, and are netted in unearned income and will be amortized to income using the level yield method.

Income is not recognized on leases when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease becomes less than 90 days delinquent. As of December 31, 2003 and 2002, the Company maintained direct finance lease receivables which were on a nonaccrual basis of $1,504 and $1,475, respectively. As of December 31, 2003 and 2002, the Company had minimum lease receivables in which the terms of the original lease agreements had been renegotiated in the amount of $2,056 and $2,295, respectively.

4. Portfolio Concentrations

As of December 31, 2003 and 2002, leases approximating 12% of the net investment balance of leases by the Company were located in the state of California. As of December 31, 2003, leases approximating 10% of the net investment balance of leases by the Company were located in the state of Florida. No other state accounted for more than 10% of the net investment balance of leases owned and serviced by the Company as of such dates. As of December 31, 2003 and 2002 no single vendor source accounted for more than 5% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2003 and 2002. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including retail, service, manufacturing, medical and restaurant, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

impacted. The estimated residual value of leased equipment was comprised of 55.1%, and 50.1% of copiers as of December 31, 2003 and 2002, respectively. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2003 and 2002. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment.

5. Allowance for Credit Losses

Net investments in direct financing leases that are not expected to be collected are charged-off at expected loss level when they are contractually past due 121 days.

Activity in this account is as follows:

	Year Ended December 31,

	2003	2002	2001

Balance, beginning of period	$3,965	$3,059	$1,720
Current provisions	7,965	6,850	5,918
Charge-offs, net	(6,914)	(5,944)	(4,579)

Balance, end of period	$5,016	$3,965	$3,059

6. Property and Equipment, net

Property and equipment consist of the following:

	December 31,

	2003	2002

Furniture and equipment	$168	$148
Computer systems and equipment	2,298	1,605
Fixed assets financed under capital leases	2,433	2,105
Leasehold improvements	195	158
Less — accumulated depreciation and amortization	(2,681)	(1,967)

	$2,413	$2,049

Depreciation and amortization expense was $714, $645 and $551 for the years ended December 31, 2003, 2002 and 2001, respectively.

7. Commitments and Contingencies

The Company is involved in legal proceedings, which include claims, litigation and class action suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

As of December 31, 2003, the Company leases office space for its headquarters in Mt. Laurel, New Jersey, and its offices in Englewood, Colorado, and Norcross, Georgia. In April 2003, the Company entered into a lease agreement for office space in Philadelphia, Pennsylvania. The Company has also entered into an agreement with a developer to lease a new headquarters facility with approximately 50,000 square feet in Mount Laurel, New Jersey upon the expiration of its current lease in January 2005. These lease commitments are accounted for as operating leases.

The Company has entered into several capital leases to finance corporate property and equipment.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

     The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2003:

	Capital	Operating
	leases	leases

Year Ending December 31:
2004	$349	$815
2005	168	927
2006	98	1,073
2007	73	1,015
2008	34	873
Thereafter	—	3,413

Total minimum lease payments	722	$8,116

Less — amount representing interest	92

Present value of minimum lease payments	$630

Rent expense was $606, $498 and $499 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has employment agreements with certain senior officers that extend through November 12, 2005, with certain renewal options.

8. Revolving and Term Secured Borrowings and Subordinated Debt

Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	December 31,

	2003	2002

Secured bank facility	$4,508	$20,831
00-A Warehouse Facility	28,139	—
02-A Warehouse Facility	38,133	49,253
99-2 Term Securitization	—	8,380
00-1 Term Securitization	11,998	29,091
01-1 Term Securitization	27,348	57,349
02-1 Term Securitization	92,442	150,457
03-1 Term Securitization	176,332	—

	378,900	315,361
Subordinated debt	—	9,520

Total borrowings	$378,900	$324,881

At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,

	2003	2002

Secured bank facility	$5,837	$27,593
00-A Warehouse Facility	37,281	—
02-A Warehouse Facility	51,643	66,653
99-2 Term Securitization	—	12,279
00-1 Term Securitization	13,500	33,483
01-1 Term Securitization	30,617	65,346
02-1 Term Securitization	104,788	173,660
03-1 Term Securitization	200,874	—

	$444,540	$379,014

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

Secured Bank Facility

As of December 31, 2003, the Company has a secured line of credit with a group of banks to provide up to $40,000 in borrowings at LIBOR plus 2.125%. The credit facility expires on August 31, 2005. For the years ended December 31, 2003 and 2002, the weighted average interest rates were 3.94% and 4.32%, respectively. For the years ended December 31, 2003 and 2002, the Company incurred commitment fees on the unused portion of the credit facility of $156 and $142, respectively.

Warehouse Facilities

00-A Warehouse Facility — During December 2000, the Company entered into a $75 million commercial paper warehouse facility (“the 00-A Warehouse Facility”). This facility was increased to $125 million on May 31, 2001. The 00-A Warehouse Facility expires in December 2004. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. The 00-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the years ended December 31, 2003, 2002, and 2001, the weighted average interest rates were 1.84%, 2.46%, and 4.61%, respectively. As of December 31, 2003 and December 31, 2002 notes outstanding under this facility were $28.1 million and zero, respectively. The 00-A Warehouse Facility requires that the Company limit its exposure to adverse interest rate movements on the variable rate notes through entering into interest rate cap agreements. As of December 31, 2003, the Company had interest rate cap transactions with notional values of $56.9 million, at a weighted average rate of 6.02%. The fair value of these interest rate cap transactions was $94 as of December 31, 2003.

02-A Warehouse Facility — During April 2002, the Company entered into a $75 million commercial paper warehouse facility (“the 02-A Warehouse Facility”). In January 2004 the 02-A Warehouse Facility was transferred to another lender and extended to April 2006. The 02-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. The 02-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the year ended December 31, 2003 and 2002, the weighted average interest rate was 2.43% and 2.79%, respectively. As of December 31, 2003 and December 31, 2002 notes outstanding under this facility were $38.1 million and $49.3 million, respectively. The 02-A Warehouse Facility requires that the Company limit its exposure to adverse interest rate movements on the variable rate notes through entering into interest rate cap agreements. As of December 31, 2003, the Company had interest rate cap transactions with notional values of $63.8 million at a weighted average rate of 6.02%. The fair value of these interest rate cap transactions was $50 as of December 31, 2003.

Term Securitizations

99-2 Transaction — On December 15, 1999, the Company closed a $86.9 million term securitization (“Series 1999-2 Notes”). In connection with the Series 1999-2 transaction, three tranches of notes were issued to investors in the form of $75.7 million Class A Notes, $7.2 million Class B Notes and $4.0 million Class C Notes. The weighted fixed rate coupon payable to investors was 8.09%. On January 15, 2003, the Company exercised the option to redeem the Series 1999-2 Notes in whole and the outstanding balances were paid in full.

00-1 Transaction — On September 26, 2000, the Company closed a $96.9 million term securitization (“Series 2000-1 Notes”). In connection with the Series 2000-1 transaction, three tranches of notes were issued to investors in the form of $86.5 million Class A Notes, $6.6 million Class B Notes and $3.8 million Class C Notes. The weighted average fixed rate coupon payable to investors is 7.96%.

01-1 Transaction — On June 25, 2001, the Company closed a $115.8 million term securitization (“Series 2001-1 Notes”). In connection with the Series 2001-1 transaction, three tranches of notes were issued to investors in the form of $103.3 million Class A Notes, $7.9 million Class B Notes and $4.6 million Class C Notes. The weighted average fixed rate coupon payable to investors is 5.84%.

02-1 Transaction — On June 25, 2002, the Company closed a $184.4 million term securitization (“Series 2002-1 Notes”). In connection with the Series 2002-1 transaction, three tranches of notes were issued to investors in the form of $166.3 million Class A Notes, $12.7 million Class B Notes and $5.4 million Class C Notes. The weighted average fixed rate coupon payable to investors is 4.36%.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

03-1 Transaction — On June 25, 2003, the Company closed a $217.2 million term securitization (“Series 2003-1 Notes”). In connection with the Series 2003-1 transaction, three tranches of notes were issued to investors in the form of $197.3 million Class A Notes, $14.3 million Class B Notes and $5.6 million Class C Notes. The weighted average fixed rate coupon payable to investors is 3.18%.

The Series 2000-1, 2001-1, 2002-1 and 2003-1 Notes payable are collateralized by substantially all of the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.

Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement and a maximum debt to equity ratio. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of servicer termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of December 31, 2003 and 2002 the Company was in compliance with terms of the warehouse facilities and term securitization agreements.

Subordinated Debt

On March 30, 1999, the Company issued $5.0 million of Senior Subordinated Notes (“1999 Notes”). Under the terms of the definitive agreement (“1999 Note Agreement”), the 1999 Notes were due March 30, 2006 and bore interest at 11.0% payable quarterly. The 1999 Notes were subject to certain mandatory prepayment provisions as stipulated in the 1999 Note Agreement. In addition, the 1999 Notes were redeemable at the option of the Company based upon certain conditions as defined in the 1999 Note Agreement. The 1999 Note Agreement included terms and conditions which subordinated the rights of the noteholder to the rights of the Company’s senior lenders. In connection with issuance of the 1999 Notes, the Company issued to the noteholder a warrant to purchase 441,001 shares of Class A Common Stock at $4.23 per share, exercisable over ten years. The 1999 Notes were recorded on the balance sheet net of a $481 discount attributable to the estimated fair value of the warrant at the date of grant, determined using the Black-Scholes option pricing model. The discount was being amortized to interest expense over the term of the 1999 Notes and was $277, $64, and $56 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, 2002, and 2001, the carrying value of the 1999 Notes were net of unamortized discount of $0, $277 and $341, respectively. The 1999 Notes were repaid in full in November 2003 and the warrants exercised into common stock on a net issuance basis.

On April 7, 2000, the Company issued $5.0 million of Senior Subordinated Notes (“2000 Notes”). Under the terms of the definitive agreement (“2000 Note Agreement”), the 2000 Notes were due March 30, 2006 and bore interest at 11.0% payable quarterly. The 2000 Notes were subject to certain mandatory prepayment provisions as stipulated in the 2000 Note Agreement. In addition, the 2000 Notes were redeemable at the option of the Company based upon certain conditions as defined in the 2000 Note Agreement. The 2000 Note Agreement included terms and conditions which subordinated the rights of the noteholder to the rights of the Company’s senior lenders. In connection with issuance of the 2000 Notes, the Company issued to the noteholder a warrant to purchase 315,348 shares of Class A Common Stock at $5.01 per share, exercisable over ten years. The 2000 Notes were recorded on the balance sheet net of a $321 discount attributable to the estimated fair value of the warrant at the date of grant, determined using the Black-Scholes option pricing model. The discount was being amortized to interest expense over the term of the 2000 Notes and was $204, $48, and $42 for the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2003, 2002 and 2001, the carrying value of the 2000 Notes were net of unamortized discount of $0, $204 and $252, respectively. The 2000 Notes were repaid in full in November 2003 and the warrants exercised into common stock on a net issuance basis.

The holders of the warrants issued in connection with the 1999 Notes and 2000 Notes held the option to put the shares of Class A Common Stock exercisable under the warrants to the Company at fair value upon: 1) an event of noncompliance, as defined in the Company’s certificate of incorporation; 2) termination of any two of the Company’s founding shareholders; or 3) at any time after July 26, 2006. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-13, codified in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock , the Company has classified the warrants as a liability since the warrant holders have the ability to put the shares of Class A Common Stock exercisable

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

under the warrants to the Company for cash settlement. Subsequent changes in the fair value of the warrants have been recorded in the accompanying consolidated statements of operations. In connection with the Company’s November 2003 initial public stock offering (see Note 1), the warrant holders exercised all outstanding warrants into shares of Class A Common Stock thereby eliminating the liability.

Scheduled principal payments on outstanding debt as of December 31, 2003 are as follows:

Year Ending December 31:
2004	$207,660
2005	93,192
2006	50,643
2007	23,181
2008	4,208
Thereafter	16

$378,900

9. Income Taxes

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	4,800	3,211	1,443
State	1,016	520	250

Total	$5,816	$3,731	$1,693

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes principally related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns. The sources of these temporary differences and the related tax effects were as follows:

	December 31,

	2003	2002	2001

Net operating loss carryforwards	$5,817	$3,988	$2,065
Allowance for credit losses	1,981	1,566	1,147
Lease accounting	(19,069)	(11,419)	(5,053)
Interest-rate cap agreements	120	171	100
Accrued expenses	194	249	45
Depreciation	(252)	(191)	(137)
Deferred income	404	404	313
Other	6	—	19

Deferred tax liability	$(10,799)	$(5,232)	$(1,501)

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

As of December 31, 2003, the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $14.3 million and $18.3 million, respectively. Federal NOLs expire in years 2017 and 2019, while state NOLs expire in years 2006 through 2019.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	December 31,

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	7.4	4.5	3.3
Change in fair market value — warrants	22.3	4.1	(1.5)
Change in income tax rates	—	1.6	—

Effective rate	64.7%	45.2%	35.8%

10. Redeemable Convertible Preferred Stock

In connection with the Company’s initial public offering of common stock in November 2003, all classes of Marlin Leasing Corporation’s redeemable convertible preferred stock were converted into common stock. As further described in Note 1, the conversion of the convertible preferred stock resulted in the issuance of 5,156,152 common shares. Following this conversion there was no outstanding convertible preferred stock at December 31, 2003.

As of December 31, 2002, the authorized, issued and outstanding shares of redeemable convertible preferred stock (Preferred Stock) and their carrying amounts and liquidation values are as follows:

	Shares	Shares Issued	Carrying	Liquidation
Class	Authorized	and Outstanding	Amount	Value

A	50,000	50,000	$7,085	$7,087
C	50,000	50,000	6,523	6,559
D	101,500	71,500	7,563	7,997

			$21,171	$21,641

In February 1998, the Company issued 48,000 shares of Class A Redeemable Convertible Preferred Stock (“Class A”) and 2,000 shares of Class B Redeemable Convertible Preferred Stock (“Class B”) for $4,800 and $200, respectively. In March 1999, each share of Class B was converted into one share of Class A. Each share of Class A was convertible into 35.66 shares of the Company’s Class A Common Stock.

During March through June 1999, the Company issued 50,000 shares of Class C Redeemable Convertible Preferred Stock (“Class C”) for $5,000. Each share of Class C was convertible into 25.33 shares of the Company’s Class A Common Stock.

In July 2001, the Company issued 71,500 shares of Class D Redeemable Convertible Preferred Stock (“Class D”) for $7,150, of which $2,150 represented the conversion of Senior Subordinated Convertible Notes issued in February 2001. Each share of Class D was convertible into 29.47 shares of the Company’s Class A Common Stock.

Each share of Preferred Stock had voting rights equal to the number of shares of Class A Common Stock issuable upon conversion. From the date of issuance through July 24, 2001, each share of Class A, Class B, and Class C accrued dividends at a rate of 7% per year on its $100 liquidation preference plus all accrued and unpaid dividends. Beginning on July 25, 2001, each share of Class A, Class C and Class D accrued dividends at a rate of 8% per year on its $100 per share liquidation preference plus all accrued and unpaid dividends.

The holders of Preferred Stock could require the Company to redeem the Preferred Stock for its $100 liquidation preference per share plus all accrued and unpaid dividends, upon 1) a change in ownership of the Company; 2) a fundamental change in the ownership or operations of the Company, as defined in the certificate of incorporation; 3) termination of any two of the Company’s three founding shareholders; 4) at any time after July 26, 2006; or 5) an event of noncompliance as defined in the certificate of incorporation. Under the agreement, the Company could require the holders of Preferred Stock to convert to Common Stock upon the closing of a Qualified Public Offering as defined in the certificate of incorporation. Since the redemption of the Preferred Stock was outside the control of

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

the Company, the Preferred Stock is classified outside of stockholders’ equity. The Preferred Stock is carried at its current redemption value in the accompanying balance sheets.

11. Earnings Per Share

The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share:

	Year Ended December 31,
	2003	2002	2001

Basic earnings per share computation:
Numerator:
Income before cumulative effect of a change in accounting principle	$3,178	$4,530	$3,031
Preferred stock dividends	(2,006)	(1,781)	(1,243)

Net income attributable to common stockholders before cumulative effect of a change in accounting principle	1,172	2,749	1,788
Cumulative effect of a change in accounting principle	—	—	(311)

Net income attributable to common stockholders	$1,172	$2,749	$1,477

Denominator:
Shares used in computing basic earnings per share	3,001,754	1,703,820	1,858,858

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$0.39	$1.61	$0.96
Cumulative effect of a change in accounting principle	—	—	(0.17)

	$0.39	$1.61	$0.79

Diluted earnings per share computation:
Numerator:
Income before cumulative effect of a change in accounting principle	$1,172	$4,530	$3,031
Cumulative effect of a change in accounting principle	—	—	(311)

Net income	$1,172	$4,530	$2,720

Denominator:
Shares used in computing basic earnings per share	3,001,754	1,703,820	1,858,858
Effect of dilutive securities:
Preferred stock	—	5,156,150	4,102,466
Employee options and warrants	339,214	278,262	273,113

Shares used in computing diluted earnings per share	3,340,968	7,138,232	6,234,437

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$0.35	$0.63	$0.49
Cumulative effect of a change in accounting principle	—	—	(0.05)

	$0.35	$0.63	$0.44

The shares used in computing diluted earnings per share exclude options to purchase 134,500, 184,485, and 634,010 shares of Common Stock for the years ended December 31, 2003, 2002 and 2001, respectively, as the inclusion of such shares would be anti-dilutive.

12. Stock-Based Plans

In October 2003, the Company adopted the Marlin Business Services Corp. 2003 Equity Compensation Plan (the “2003 Plan”). The Marlin Leasing Corporation 1997 Equity Compensation Plan (the “1997 Plan”) was merged into the 2003 Plan (as combined, the “Equity Plan”), and all 943,760 options outstanding under the 1997 Plan were assumed by the 2003 Plan. Under the terms of the Equity Plan, as amended, employees, certain consultants and advisors, and nonemployee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

equity-based awards as approved by the board. The aggregate number of shares under the Equity Plan that may be issued pursuant to stock options or restricted stock grants is 2,100,000. Stock options generally vest over four years. All options expire not more than ten years after the date of grant.

Information with respect to options granted under the Equity Plan is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Balance, December 31, 2000	481,021	3.24
Granted	279,356	7.54
Exercised	—	—
Forfeited	(5,704)	4.51

Balance, December 31, 2001	754,673	4.82
Granted	186,900	3.39
Exercised	—	—
Forfeited	(31,465)	7.72

Balance, December 31, 2002	910,108	4.43
Granted	228,755	10.20
Exercised	(60,655)	3.63
Forfeited	—	—

Balance, December 31, 2003	1,078,208	$5.66

There were 1,021,792 shares available for future grants under the Equity Plan as of December 31, 2003.

The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$1.90 - 3.39	626,182	6.46	$2.99	362,077	$2.70
4.23 - 5.01	152,991	6.12	4.40	125,418	4.38
10.18	164,535	7.90	10.18	72,590	10.18
14.00	134,500	9.86	14.00	—	—

During 2003, in connection with the grant of options to employees, the Company recorded deferred compensation of $64 (unaudited) representing the difference between the exercise price and the fair value of the Company’s common stock on the date such options were granted. Deferred compensation is included as a component of stockholders’ equity and is being amortized to expense ratably over the four-year vesting period of the options. During 2002, the Company recorded $69 of compensation expense in connection with the modification of stock options in connection with the departure of a former employee.

Under the Equity Plan, the Company allowed employees to purchase Common Stock at fair value. Shares purchased under the Equity Plan for the years ended December 31, 2003, 2002 and 2001 were 92,063, 37,376, and 296, respectively. Under this stock purchase program, the Company accepted full recourse, interest-bearing, promissory notes from employees repayable over five years. Under the terms of this program, the Company extended loans for additional shares based upon an employee’s investment in the Company’s common stock. Amounts due the Company are shown as stock subscription receivable in equity. Shares reacquired from employees were retired.

In October 2003, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, employees have the opportunity to purchase shares of common stock during designated offering periods equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the purchase date. Participants are limited to 10% of their compensation. The aggregate number of shares under the ESPP that may be issued is 200,000.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)

13. Employee 401(k) Plan

The Company adopted a 401(k) plan (the “Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per IRS guidelines. The Plan also provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 4%. The Company has elected to double the required match in 2003 and 2002. The Company’s contributions to the Plan for the years ended December 31, 2003, 2002 and 2001 were approximately $171, $125 and $107, respectively.

14. Disclosures about the Fair Value of Financial Instruments

(a) Cash and Cash Equivalents

The carrying amount of the Company’s cash approximates fair value as of December 31, 2003 and 2002.

(b) Restricted Cash

The Company maintains cash reserve accounts as a form of credit enhancement in connection with the Series 2003-1, 2002-1, 2001-1 and 2000-1, term securitizations. The book value of such cash reserve accounts is included in restricted cash on the accompanying balance sheet. The fair values of the cash reserve accounts are determined based on a discount rate equal to the weighted coupon payable on the term notes and the estimated life for each term securitization.

(c) Revolving and Term Secured Borrowings and Subordinated Debt

The fair value of the Company’s debt and secured borrowings was estimated by discounting cash flows at current rates offered to the Company for debt and secured borrowings of the same or similar remaining maturities.

(d) Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable approximates fair value as of December 31, 2003 and 2002.

(e) Interest-Rate Caps

The fair value of the Company’s interest-rate cap agreements was $144 and $199 as of December 31, 2003 and 2002, respectively, as determined by third party valuations.

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$29,435	$29,435	$6,354	$6,354
Restricted cash	15,672	15,240	12,582	12,206
Revolving and term secured borrowings and subordinated debt	378,900	379,176	324,881	330,869
Accounts payable and accrued expenses	9,100	9,100	6,630	6,630
Interest-rate caps	144	144	199	199

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2004 Annual Meeting of Stockholders.

We have adopted a code of ethics and business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of ethics and business conduct is posted on the investor relations section of our website at www.marlincorp.com. We intend to post on our website any amendments and waivers to the code of ethics and business conduct that are required to be disclosed by the rules of the Securities and Exchange Commission, or file a Form 8-K, Item 10 to the extent required by NASDAQ listing standards.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2004 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2004 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2004 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2004 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.	Financial Statements and Supplemental Data

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedules are omitted because they are not applicable or are not required, or because the required information is included in this Form 10-K or in the consolidated and combined financial statements or notes thereto.

(b) There were no reports on Form 8-K filed during the fourth quarter of fiscal year 2003.

(c) Exhibits.

Exhibit
Number	Description
3.1*	Amended and Restated Articles of Incorporation of the Registrant.

3.2**	Bylaws of the Registrant.

4.1**	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1**	2003 Equity Compensation Plan of the Registrant.

10.2**	2003 Employee Stock Purchase Plan of the Registrant.

10.3**	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4	Lease Agreement, dated as of October 21, 2003 between Liberty Property Limited Partnership and Marlin Leasing Corporation. (Filed herewith)

10.5**	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.6**	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10.7**	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.8***	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10.9***	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corp., Marlin Leasing Receivables Corporation IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.10***	Third Amendment, dated as of December 1, 2000, to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV, LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.11***	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.12***	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.13*	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank

10.14***	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank

Exhibit
Number	Description
Minnesota, National Association.

10.15***	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.16***	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10.17	Second Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association. (Filed herewith).

10.18	Third Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset – Back Financing Facility Agreement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association. (Filed herewith).

21.1**	List of Subsidiaries

23.1	Consent of KPMG LLP (Filed herewith)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

32.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

*	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

**	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

***	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004

MARLIN BUSINESS SERVICES CORP.
By:	/s/ Daniel P. Dyer
Daniel P. Dyer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ Daniel P. Dyer	Chairman and Chief Executive Officer	March 29, 2004
(Principal Executive Officer)
Daniel P. Dyer

By:	/s/ Bruce E. Sickel	Senior Vice President and Chief Financial Officer	March 29, 2004
(Principal Financial and Accounting Officer)
Bruce E. Sickel

By:	/s/ Gary R. Shivers	President and Director	March 29, 2004

Gary R. Shivers

By:	/s/ Lawrence J. DeAngelo	Director	March 29, 2004

Lawrence J. DeAngelo

By:	/s/ Kevin J, McGinty	Director	March 29, 2004

Kevin J. McGinty

By:	/s/ James W. Wert	Director	March 29, 2004

James W. Wert

By:	/s/ Loyal W. Wilson	Director	March 29, 2004

Loyal W. Wilson

By:	/s/ John J. Calamari	Director	March 29, 2004

John J. Calamari