Form 10-Q
period 2004-03-31
MARLIN BUSINESS SERVICES CORP
filed 2004-05-11
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission file number 000-50448

MARLIN BUSINESS SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3686388
(State of incorporation)	(I.R.S. Employer Identification Number)

124 Gaither Drive, Suite 170, Mount Laurel, NJ 08054
(Address of principal executive offices)
(Zip code)

(888) 479-9111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ] No [X]

At May 10, 2004, 11,384,205 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
for the quarter ended March 31, 2004

PART I

Item 1. Financial Statements

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Cash and cash equivalents	$7,528	$29,435
Restricted cash	18,566	15,672
Net investment in direct financing leases	440,431	421,698
Property and equipment, net	2,457	2,413
Other assets	10,189	5,643

Total assets	$479,171	$474,861

Liabilities and Stockholders’ Equity
Debt and secured borrowings	$375,769	$378,900
Other liabilities:
Lease obligation payable	558	630
Accounts payable and accrued expenses	11,082	9,100
Deferred income tax liability	12,773	10,799

Total liabilities	400,182	399,429
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,355 and 11,214 shares issued and outstanding, respectively	114	112
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding.	—	—
Additional paid-in capital	74,067	71,918
Stock subscription receivable	(124)	(213)
Deferred compensation	(1,901)	(50)
Retained earnings	6,833	3,665

Total stockholders’ equity	78,989	75,432

Total liabilities and stockholders’ equity	$479,171	$474,861

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three-months Ended March 31,
	2004	2003
Income:
Interest and fee income	$16,418	$13,025
Interest expense	3,931	4,307

Net interest and fee income	12,487	8,718
Provision for credit losses	2,323	1,853

Net interest and fee income after provision for credit losses	10,164	6,865
Insurance and other income	1,085	780

Operating income	11,249	7,645
Salaries and benefits	3,233	2,336
General and administrative	2,298	1,578
Financing related costs	482	346
Change in fair value of warrants	—	1,773

Income before income taxes	5,236	1,612
Income taxes	2,068	1,337

Net income	3,168	275
Preferred stock dividends	—	473

Net income (loss) attributable to common stockholders	$3,168	$(198)

Basic earnings (loss) per share:	$0.28	$(0.12)

Diluted earnings (loss) per share:	$0.27	$(0.12)

Shares used in computing basic earnings per share:	11,221,990	1,669,471

Shares used in computing diluted earnings per share:	11,660,498	2,141,891

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three-months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,168	$275
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	378	201
Provision for credit losses	2,323	1,853
Deferred taxes	1,974	1,337
Tax benefit on stock options exercised	76	—
Change in fair value of warrants	—	1,773
Amortization deferred initial direct costs and fees	2,831	2,461
Deferred initial direct costs and fees	(3,405)	(2,618)
Effect of changes in other operating items:
Other assets	(4,544)	257
Accounts payable and accrued expenses	1,979	196

Net cash provided by operating activities	4,780	5,735

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(66,233)	(50,691)
Principal collections on lease finance receivables	45,024	34,110
Security deposits collected, net of returns	727	795
Acquisitions of property and equipment	(321)	(169)

Net cash used in investing activities	(20,803)	(15,955)

Cash flows from financing activities:
Issuances of common stock, net of terminations	88	145
Exercise of stock options	52	—
Term securitization repayments	(39,564)	(37,573)
Secured bank facility advances	7,401	34,137
Secured bank facility repayments	(1,255)	(46,470)
Warehouse advances	37,287	67,059
Warehouse repayments	(6,999)	(8,712)
Change in restricted cash	(2,894)	984

Net cash provided by financing activities	(5,884)	9,570

Net decrease in cash and cash equivalents	(21,907)	(650)
Cash and cash equivalents, beginning of period	29,435	6,354

Cash and cash equivalents, end of period	$7,528	$5,704

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,473	$3,906
Cash paid for income taxes	—	—

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Organization

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

In November 2003, Marlin Leasing Corporation merged into a wholly owned subsidiary of Marlin Business Services Corp., a Pennsylvania business corporation, as part of a corporate reorganization described below. Marlin Leasing Corporation is the principal operating subsidiary of Marlin Business Services Corp.

References to the “Company”, “we”, “us”, and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries after giving effect to the reorganization described below, unless the context otherwise requires.

Initial Public Offering

Marlin Business Services Corp. completed its initial public offering of common stock and became a publicly traded company on November 12, 2003. Of the 5,060,000 shares sold in the offering, 3,581,255 shares represented primary shares sold by the Company, which increased shares outstanding. The remaining shares were sold by selling shareholders. This offering resulted in net proceeds to the Company of $44.7 million of which $10.1 million was used to retire outstanding subordinated debt and accrued interest thereon and $6.0 million was used to pay accrued preferred dividends payable. The remaining proceeds were used for general corporate purposes and to fund newly originated leases for our portfolio. Our common stock trades on the NASDAQ National Market under the ticker symbol “MRLN”.

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

NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies

In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2004 and the results of operations for the three-month periods ended March 31, 2004 and 2003, and cash flows for the three-month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2004. The consolidated results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 3 — Net Investment in Direct Financing Leases

Net investment in direct financing leases consists of the following:

	March 31,	December 31,
	2004	2003
	(dollars in thousands)
Minimum lease payments receivable	$511,620	$489,430
Estimated residual value of equipment	37,717	37,091
Unearned lease income, net of initial direct costs and fees deferred	(86,090)	(82,979)
Security deposits	(17,555)	(16,828)
Allowance for credit losses	(5,261)	(5,016)

	$440,431	$421,698

Substantially all of the Company’s leases are assigned as collateral for borrowings.

Initial direct costs and fees deferred were $15.3 million and $14.7 million as of March 31, 2004 and December 31, 2003, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At March 31, 2004 and December 31, 2003, $21.8 million and $20.4 million, respectively, of residual assets retained on our balance sheet were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of March 31, 2004:

	Minimum lease	Income
Period Ending	payments receivable	Amortization
December 31:	March 31, 2004	March 31, 2004
	(dollars in thousands)
2004	$156,659	$34,611
2005	165,577	28,949
2006	108,794	14,637
2007	55,675	6,316
2008	23,495	1,546
Thereafter	1,420	31

	$511,620	$86,090

NOTE 4 — Derivative Financial Instruments

The Company uses derivative financial instruments to fulfill certain covenants in its borrowing arrangements and to manage its exposure to the effects of changes in market interest rates on its debt. The Company does not use derivatives for speculation and the Company does not trade derivatives. Because these derivatives do not meet the hedge accounting provisions of SFAS No. 149 as it amends SFAS 133 Accounting for Derivative Instruments and Hedging Activities, the Company recognizes the fair value of the interest-rate cap agreements on the balance sheet and records changes in fair value of the derivative instruments currently in earnings within financing related costs in the accompanying statements of operations. These agreements are recorded in other assets at $141,000 and $144,000 as of March 31, 2004 and December 31, 2003, respectively. The notional amount of interest rate caps owned as of March 31, 2004 was $117.3 million.

NOTE 5 – Earnings Per Common Share

Earnings per common share (“EPS”) was calculated as follows (in thousands, except per share amounts):

	Three-months ended
	March 31,
	2004	2003
Net income (loss) attributable to common stockholders	$3,168	$(198)

Weighted average common shares outstanding used in computing basic EPS	11,222	1,669
Effect of dilutive securities:
Stock options and warrants	438	473

Adjusted weighted average common shares used in computing diluted EPS	11,660	2,142

Net earnings (loss) per common share:
Basic	$0.28	$(0.12)
Diluted	$0.27	$(0.12)

Anti-dilutive common stock options amounting to 164,000 were excluded from the weighted average shares outstanding from dilutive per share calculations for the three-months ended March 31, 2004. There were no anti-dilutive common stock options for the three-month period ended March 31, 2003.

NOTE 6 — Stock-Based Compensation

On March 9, 2004 the Company issued restricted common shares under its 2003 Equity Compensation Plan of which 127,372 were outstanding and unvested at March 31, 2004. Certain officers of the Company irrevocably elected to receive the restricted shares in lieu of cash based on a percentage of their targeted annual bonus expected to be paid over the next three years. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if designated performance goals are achieved. The Company recorded deferred compensation of $2.0 million at the time of issuance based on the then stock price of $15.88. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. During the first quarter of 2004 the Company recognized $169,000 of compensation expense related to this program.

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the fair value per share exceeds the exercise price per share at the measurement date, which is generally the grant date. This deferred compensation is recognized over the vesting period. During the first quarter 2004, the company issued 164,000 options with an exercise price equal to the fair market value of the company’s stock on the date of grant. Therefore, no deferred compensation was recognized for this grant.

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

	Three-months Ended March 31,
	2004	2003
Net income (loss), attributable to common stockholders as reported	$3,168	$(198)
Add: stock-option-based employee compensation expense included in net income, net of tax	2	2
Deduct: total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of tax	(57)	(5)

Pro forma net income (loss) attributable to common stockholders	$3,113	$(201)

Basic net income (loss) per share attributable to common stockholders:
As reported	0.28	(0.12)
Adjusted	0.28	(0.12)
Diluted net income (loss) per share attributable to common stockholders:
As reported	0.27	(0.12)
Adjusted	0.27	(0.12)

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto in our Form 10-K filed with the Securities and Exchange Commission. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of capital;

•	general volatility of the securitization and capital markets;

•	changes in our industry, interest rates or the general economy;

•	changes in our business strategy;

•	the degree and nature of our competition;

•	availability of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

Overview

We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed rate transactions with terms generally ranging from 36 to 72 months. At March 31, 2004, our lease portfolio consisted of approximately 85,000 accounts with an average original term of 46 months and average original transaction size of approximately $8,000.

Since our founding in 1997, we have grown to $479.1 million in total assets at March 31, 2004. Our assets are substantially comprised of our net investment in leases which totaled $440.4 million at March 31, 2004. Our lease portfolio grew approximately 25% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added three regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Chicago, Illinois in the first quarter of 2004. Growing the lease portfolio, while maintaining asset quality, remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.

We generally reach our lessees through a network of independent equipment dealers and lease brokers. The number of dealers and brokers we conduct business with depends primarily on the number of sales account executives we have. Accordingly, key growth indicators management evaluates regularly are sales account executive staffing levels and the activity of our origination sources, which are shown below.

						Three
						Months Ended
	As of or For the Years Ended December 31,					March 31,
	1999	2000	2001	2002	2003	2004
Number of sales account executives	32	41	50	67	84	90
Number of originating sources(1)	366	631	815	929	1,147	1,231

(1)	Monthly average of origination sources generating lease volume.

Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended March 31, 2004, our net credit losses were 1.98% of our average net investment in leases. We establish reserves for credit losses which requires us to estimate expected losses in our portfolio.

Our leases are classified under generally accepted accounting principles as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our investment in leases is reflected in our consolidated financial statements as “net investment in direct financing leases.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 64% of our lease portfolio amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of March 31, 2004, $268.6 million or 71% of our borrowings were fixed rate term note securitizations.

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

Initial Public Offering

In November 2003, 5,060,000 shares of our common stock were issued in connection with our IPO. Of these shares, a total of 3,581,255 shares were sold by the Company and 1,478,745 shares were sold by selling shareholders. The initial public offering price was $14.00 per share resulting in net proceeds to us, after payment of underwriting discounts and commissions and other offering costs, of approximately $44.7 million. We did not receive any proceeds from the shares sold by the selling shareholders. We used the net proceeds from the IPO as follows: (i) approximately $10.1 million was used to repay all of our outstanding 11% subordinated debt and all accrued interest thereon; (ii) approximately $6.0 million was used to pay accrued dividends on preferred stock which converted to common stock at the time of the IPO. The remaining proceeds were used to fund newly originated leases in our portfolio and for general business purposes.

Earnings Per Share

As described above, in conjunction with our November 2003 reorganization and IPO, warrants were exercised and convertible preferred stock converted, and our capital structure simplified into one class of common stock outstanding. The number of common shares issued as a result of these conversions was 5.86 million, or approximately 52% of total common shares outstanding following the IPO. Because of the significant impact on share count and the related impact on operations from warrant valuations and preferred dividends, we believe a 2003 pro forma analysis of diluted EPS provides a more meaningful basis to evaluate performance of the Company on a comparitive basis. The table below reconciles EPS calculations on a GAAP basis to pro forma EPS for the first quarter of 2003 and assumes the exercise of the warrants and the conversion of the convertible preferred stock as of the beginning of the periods reported and adds back warrant expenses and preferred dividends (in thousands, except per share amounts):

	Three-months ended
	March 31,
	2004	2003
Net income (loss) attributable to common stockholders (used for basic EPS)	$3,168	$(198)
Weighted average common shares outstanding (used for basic EPS)	11,222	1,669
Effect of dilutive securities:
Stock options and warrants	438	473

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)	11,660	2,142

Net earnings (loss) per common share:
Basic	$0.28	$(0.12)

Diluted	$0.27	$(0.12)

Pro forma earnings per share:
Net income (loss) attributable to common stockholders (used for basic EPS)		$(198)
Preferred dividends		473
Change in fair value of warrants		1,773

Adjusted net earnings		$2,048

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)		2,142
Effect of convertible preferred stock		5,156
Effect of warrants		519
Pro forma weighted average shares used for diluted EPS		7,817

Pro forma diluted earnings per share		$0.26

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

Allowance for credit losses. We maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease portfolio as of the reporting dates based on our projection of probable net credit losses. To project probable net credit losses, we perform a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. In addition to the migration analysis, we also consider other factors including recent trends in delinquencies and charge-offs; accounts filing for bankruptcy; recovered amounts; forecasting uncertainties; the composition of our lease portfolio; economic conditions; and seasonality. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the reserve for possible credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact our actual and projected net credit losses and the related reserve for possible credit losses. To the degree we add new leases to our portfolio, or to the degree credit quality is worse than expected, we will record expense to increase the allowance for credit losses for the estimated net losses expected in our lease portfolio.

Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. We currently are in a net operating loss carryforwards (“NOLs”) position for state and federal income tax purposes. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact its financial position and results of operations.

RESULTS OF OPERATIONS

Comparison of the Three-Months Ended March 31, 2004 and 2003

Net income. Net income was $3.2 million for the three-month period ended March 31, 2004. This represented a $2.9 million increase from the same period of 2003. Excluding the impact of the change in fair value of warrants of $1.8 million for the three-month period ended March 31, 2003, net income would have increased $1.1 million, or 54.7% for the three-month period ended March 31, 2004. Warrants were exercised in November 2003 and are no longer outstanding and therefore had no impact on 2004 results. During the three-months ended March 31, 2004 we increased our net interest and fee income resulting from growth in our investment in direct financing leases and expanding net interest margin. During the three-months ended March 31, 2004, we generated 7,837 new leases with a cost of $66.1 million compared to 6,695 leases with a cost of $51.0 million generated for the three-month period ended March 31, 2003. The weighted average implicit interest rate on new leases originated was 13.75% for the three-month period ended March 31, 2004 compared to 14.44% for same period in 2003. Overall, our average net investment in direct financing leases (“DFL”) increased 25% in the three-month period ended March 31, 2004 compared with the same period in 2003.

	Three-months Ended March 31,
	2004	2003
	(dollars in thousands)
Interest income	$12,925	$10,617
Fee income	3,493	2,408

Interest and fee income	16,418	13,025
Interest expense	3,931	4,307

Net interest and fee income	$12,487	$8,718

Average net investment in direct financing leases(1)	$420,702	$335,400
Percent of average net investment in direct financing leases:
Interest income	12.29%	12.66%
Fee income	3.32	2.87

Interest and fee income	15.61	15.53
Interest expense	3.74	5.14

Net interest and fee margin	11.87%	10.39%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.

Net interest and fee margin. Net interest and fee income increased $3.8 million, or 43.2%, to $12.5 million for the three-months ended March 31, 2004 from $8.7 million for the three-months ended March 31, 2003. As a percentage of average net investment in DFL, the increase in the annualized net interest and fee margin represents an increase of 148 basis points to 11.87% in the three-month period ended March 31, 2004 from 10.39% for the same period in 2003.

Interest income increased $2.3 million, or 21.7%, to $12.9 million for the three-month period ended March 31, 2004 from $10.6 million for the three-month period ended March 31, 2003. The increase in interest income was due principally to a 25.4% growth in the average net investment in direct financing leases outstanding which increased $85.3 million to $420.7 million at March 31, 2004 from $335.4 million at March 31, 2003.

Fee income increased $1.1 million, or 45.1%, to $3.5 million for the three-month period ended March 31, 2004 from $2.4 million for the same period in 2003. All major fee categories were higher with the largest increases recorded in net residual income of $517,000, late fee income of $291,000 and interim rents earned of $193,000. Fee income, as a percentage of the average net investment in DFL, increased 45 basis points to 3.32% annualized for the three-month period ended March 31, 2004 from 2.87% annualized for the same period in 2003.

Interest expense decreased $376,000 to $3.9 million for the three-month period ended March 31, 2004 from $4.3 million for the same period in 2003. Interest expense, as a percentage of the average net investment in DFL, decreased 140 basis points to 3.74% annualized for the three-month period ended March 31, 2004 from 5.14% annualized for the same period in 2003 due in part to a lower interest rate environment and the resulting impact on our weighted average borrowing costs. The borrowing cost as a percentage of DFL was also reduced by higher capital levels during the first quarter of 2004 and the payoff of our 11% subordinated debt in the fourth quarter of 2003. Following our IPO in November 2003, $10.1 million of the proceeds were used to payoff the subordinated debt with approximately $28.6 million of the remaining IPO proceeds used to fund continuing operations. For the quarter ended March 31, 2004 average warehouse funding was $93.3 million or 23.2% of average investment in DFL compared with $96.8 and 28.8% of average investment in DFL for the same period in 2003.

Insurance and other income. Insurance and other income increased $305,000, or 39.1%, to $1.1 million for the three-month period ended March 31, 2004 from $780,000 for the same period in 2003. The increase is primarily related to higher insurance income of $186,000 and higher other income of $121,000 in the 2004 quarter compared with the same period in 2003. The higher insurance income stems from growth in the lease portfolio and additional customers electing to obtain their equipment insurance through our program.

Salaries and benefits expense. Salaries and benefits expense increased $897,000, or 38.4%, to $3.2 million for the three-months ended March 31, 2004 from $2.3 million for the same period in 2003. We continue to add personnel to aid and support our continued growth. For the three-months ended March 31, 2004 compared to the same period in 2003, sales and credit compensation increased $655,000 related to additional hiring of sales account executives and credit analysts and higher commissions earned for the period. Total personnel increased to 248 at March 31, 2004 from 201 at March 31, 2003.

General and administrative expense. General and administrative expenses increased $720,000, or 45.6%, to $2.3 million for the three-months ended March 31, 2004 from $1.6 million for the same period in 2003. The increase in general and administrative expenses was due primarily to an increase in insurance costs of $159,000 relating to higher Directors and Officers Insurance costs. Other increases included: occupancy expenses of $90,000, registration and franchise tax expense of $63,000, increased investor relations expenses of $46,000 and increased legal expenses of $46,000. Occupancy expenses rose in part due to the opening of a 4,166 square foot office in Chicago and the full quarterly expense of our Philadelphia office which opened in June 2003. Insurance expenses, investor relations and certain legal expenses were higher in the quarter as it was our first quarter as a public company. Data processing increases, as well as increases in postage, bank fees and depreciation are attributable to overall growth of the Company and growth in our leasing portfolio.

Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our interest rate caps used to limit our exposure to an increase in interest rates. Financing related costs increased $136,000 to $482,000 for the three-month period ended March 31, 2004 from $346,000 for the same period in 2003. Mark to market expense of $116,000 was recorded on our interest rate caps for the three-month period ended March 31, 2004 compared with $112,000 of expense for the three-months ended March 31, 2003. Commitment fees were $366,000 for the three-month period ended March 31, 2004 compared with $234,000 for the three-month period ended March 31, 2003.

Change in fair value of warrants. The fair value of warrants issued in connection with subordinated debt increased $1.8 million in the three-month period ended March 31, 2003. As part of our reorganization undertaken in November 2003, all outstanding warrants were exercised on a net issuance basis for common stock. Accordingly, this non-cash expense did not continue beyond fiscal year 2003.

Provision for credit losses. The provision for credit losses increased $470,000, or 25.4%, to $2.3 million for the three-months ended March 31, 2004 from $1.9 million for the same period in 2003. The increase in our provision for credit losses resulted principally from growth of our lease portfolio and corresponding charge-offs and our estimates of losses inherent in the existing portfolio. Net charge-offs were $2.1 million for the three-month period ended March 31, 2004 and $1.8 million for the same period in 2003.

Provision for income taxes. The provision for income taxes increased 54.7% to $2.1 million for the three-month period ended March 31, 2004 from $1.3 million for the same period in 2003. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 39.5% for the three-month period ended March 31, 2004 and 82.9% for the same period in 2003. The effective tax rate in 2003 was unusual due to expense in 2003 relating to the change in fair value of warrants, which is a non-cash expense and not tax deductible. We expect the effective tax rate in 2004 to approximate the same level as recognized in the first quarter of 2004.

LEASE RECEIVABLES AND ASSET QUALITY

Our net investment in direct financing leases grew $18.7 million or 4.4% to $440.4 million at March 31, 2004 from $421.7 million at December 31, 2003. The Company continues to increase its sales representatives and the number of independent dealers and other origination sources that generate and develop lease customers. The Company’s leases are assigned as collateral for borrowings as described below in Liquidity and Capital Resources.

The activity of the allowance for credit losses and delinquent accounts follows:

	Three-months Ended		Year Ended
	March 31,		December 31,
	2004	2003	2003
	(dollars in thousands)
Allowance for credit losses, beginning of period	$5,016	$3,965	$3,965
Provision for credit losses	2,323	1,853	7,965
Charge-offs, net	(2,078)	(1,770)	(6,914)

Allowance for credit losses, end of period	$5,261	$4,047	$5,016

Annualized net charge-offs to average net investment in leases(1)	1.98%	2.11%	1.89%
Allowance for credit losses to net investment in leases(1)	1.22%	1.22%	1.22%
Average net investment in leases(1)	$420,702	$335,400	$365,662
Delinquencies 60 days or more past due	$3,383	$2,590	$3,629
Delinquencies 60 days or more past due(2)	0.66%	0.64%	0.74%
Allowance for credit losses to delinquent accounts 60 days or more past due	155.51%	156.25%	138.22%
Non-accrual leases	$1,422	$1,194	$1,504
Renegotiated leases	$2,163	$2,268	$2,056

(1)	Average net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred.

(2)	Calculated as a percent of minimum lease payments receivable.

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

Credit quality of our lease portfolio has generally improved as measured by annualized net charge-offs and delinquencies 60 days or more past due as a percentage of average net investment in leases over the time periods reported. We generally experience higher delinquency rates in December of each year, as we believe our lessees adjust their payment patterns around the year-end. Consistent with this past experience, delinquent accounts 60 days or more past due as a percentage of net investment in DFL declined to 0.66% from 0.74% at December 31, 2003.

Residual Performance

Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of March 31, 2004, approximately 64% of our leases were one dollar purchase option leases, 23% were fair market value leases and 13% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of March 31, 2004, there were $37.7 million of residual assets retained on our balance sheet of which $21.8 million were related to copiers.

Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the quarters ended March 31, 2004 and March 31, 2003, renewal income, net of depreciation amounted to $836,000 and $319,000, respectively. For the quarters ended March 31, 2004 and March 31, 2003, net losses on residual values disposed at end of term amounted to $69,000 and $83,000, respectively.

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

We used net cash in investing activities of $20.8 million for the three-months ended March 31, 2004, and $16.0 million for the three-months ended March 31, 2003. Investing activities primarily relate to lease origination activity.

Net cash (used) provided by financing activities was $(5.9) million for the three-months ended March 31, 2004 and $9.6 million for the three-months ended March 31, 2003. Financing activities include net advances and repayments on our various borrowing sources. Borrowings in the first quarter of 2004 were generally lower as the company utilized the net proceeds from its November 2003 IPO.

Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $4.8 million for the three-months ended March 31, 2004, and $5.7 million for the three-months ended March 31, 2003.

We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.

Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. Total cash and cash equivalents as of March 31, 2004, was $7.5 million compared to $29.4 million at December 31, 2003.

As of March 31, 2004, we also had $18.6 million of cash that was classified as restricted cash, compared to $15.7 million at December 31, 2003. Restricted cash consists primarily of the cash reserve and advance payment accounts related to our term note securitizations.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	March 31, 2004				December 31, 2003
		Weighted		Maximum		Weighted
	Amounts	Average	Unused	Facility	Amount	Average
(dollars in thousands)	Outstanding	Cost	Capacity	Amounts	Outstanding	Cost
Revolving bank facility(1)	$10,654	3.47%	$29,346	$40,000	$4,508	3.68%
CP conduit warehouse facilities(1)	96,559	1.92	128,441	225,000	66,272	2.06
Term note securitizations(2)	268,556	3.92	—	—	308,120	3.97

	$375,769	3.39%	$157,787	$265,000	$378,900	3.63%

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.

Revolving Bank Facility

As of March 31, 2004 and December 31, 2003, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 2.125%. The credit facility expires on August 31, 2005. For the three-months ended March 31, 2004 and the year ended December 31, 2003, the weighted average interest rates were 3.41% and 3.94%, respectively. For the three-months ended March 31, 2004 and year ended December 31, 2003, the Company incurred commitment fees on the unused portion of the credit facility of $51,000 and $156,000, respectively.

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

00-A Warehouse Facility — This facility totals $125 million and expires in December 2004. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the three-months ended March 31, 2004 and the year ended December 31, 2003, the weighted average interest rates were 1.69% and 1.84%, respectively. There was $52.0 million outstanding at March 31, 2004 and $28.1 million outstanding under this facility as of December 31, 2003.

02-A Warehouse Facility — This facility was increased from $75 million to $100 million on March 19, 2004. The 02-A Warehouse Facility was extended during the first quarter 2004 and now expires in April 2006. The 02-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the three-months ended March 31, 2004 and year ended December 31, 2003, the weighted average interest rate was 2.29% and 2.43%, respectively. There were $44.6 million outstanding under this facility at March 31, 2004 and $38.1 million at December 31, 2003.

Term Note Securitizations

Since our founding, we have completed five on-balance-sheet term note securitizations. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Our Series 1999-2 transaction was repaid in full on January 15, 2003 and our Series 2000-1 transaction was repaid in full on April 15, 2004.

At March 31, 2004 and at December 31, 2003, outstanding term securitizations amounted to $268.6 million and $308.1 million, respectively.

Our borrowings, including our term note securitizations, are collateralized by substantially all of the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.

Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement of $56.6 million and a maximum debt to equity ratio of 12 to 1. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of servicer termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of March 31, 2004 the Company was in compliance with terms of the warehouse facilities and term securitization agreements.

MARKET INTEREST RATE RISK AND SENSITIVITY

We are exposed to market risk associated with changes in interest rates. To provide some protection against potential interest rate increases associated with our variable rate facilities, we are required by our CP conduit warehouse facilities to enter into derivative financial transactions. Accordingly, we are using interest rate caps to limit our exposure to an increase in interest rates in the underlying variable rate facilities. As of March 31, 2004, we held interest rate caps with a notional amount of $117.3 million with several financial institutions at various terms and the fair value of these contracts was $141,000.

The following table presents the expected principal repayment schedule of our debt and the related weighted average interest rates as of March 31, 2004 and for each year ended through December 31, 2008 and for periods thereafter.

	Expected Maturity Date by Calendar Year
					2008 and
	2004	2005	2006	2007	Beyond	Total
	(dollars in thousands)
Debt:
Fixed rate debt	$101,481	$89,424	$50,364	$23,096	$4,190	$268,556
Average fixed rate	4.29%	3.81%	3.67%	3.36%	3.19%	3.92%
Variable rate debt	$107,213	$—	—	—	—	$107,213
Average variable rate	2.07%	—	—	—	—	2.07%

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

For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the twelve month period ended March 31, 2004 would have been to reduce net interest and fee income by approximately $700,000 based on our average variable rate borrowings of approximately $70.0 million for the year then ended, excluding the effects of any changes in the value of interest rate caps and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.

We manage and monitor our exposure to interest rate risk using balance sheet simulation models. Such models incorporate many of our assumptions about our business including new asset production and pricing, interest rate forecasts, overhead expense forecasts and assumed credit losses. We also currently employ interest rate caps to offset some of our exposure to increasing interest rates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB issued Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, or FIN No. 46R, which provides further guidance on the accounting for variable interest entities. As permitted by FIN No. 46R, and described above, the Company applied the provisions of FIN No. 46 as of December 31, 2003. The adoption of this accounting pronouncement has not had a material effect on the Company’s consolidated financial statements. The Company adopted the provisions of FIN No. 46R in the first quarter of 2004. The adoption of FIN No. 46R did not have a material effect on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are party to various legal proceedings, which include claims, litigation and class action suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes In Securities And Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters To A Vote Of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number	Description
3.1**	Amended and Restated Articles of Incorporation of the Registrant.

3.2***	Bylaws of the Registrant.

4.1***	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1***	2003 Equity Compensation Plan of the Registrant.

10.2***	2003 Employee Stock Purchase Plan of the Registrant.

10.3***	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4*	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation

10.5***	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.6***	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10.7***	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.8****	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10.9****	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corp., Marlin Leasing Receivables Corporation IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.10****	Third Amendment, dated as of December 1, 2000, to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV, LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.11****	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.12****	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28,

Exhibit
Number	Description
2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.13**	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.14****	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10.15****	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.16****	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10.17*	Second Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.18*	Third Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

32.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

     *              Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

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

     ****      Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated February 5, 2004, reporting that the Registrant had issued a press release announcing its results of operations for the fourth quarter and year ended December 31, 2003, a copy of which was furnished as Exhibit 99.1 to that Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARLIN BUSINESS SERVICES CORP.

(Registrant)

By:	/s/ Bruce E. Sickel	Senior Vice President and
Chief Financial Officer
	Bruce E. Sickel	(Principal Financial Officer)

By:	/s/ Daniel P. Dyer	Chief Executive Officer
(Chief Executive Officer)
Daniel P. Dyer

May 11, 2004
(Date)