Form 10-Q
period 2004-06-30
MARLIN BUSINESS SERVICES CORP
filed 2004-08-03
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

Commission file number 000-50448

MARLIN BUSINESS SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	38-3686388 (I.R.S. Employer Identification Number)

124 Gaither Drive, Suite 170, Mount Laurel, NJ 08054
(Address of principal executive offices)
(Zip code)

(888) 479-9111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  No X

At July 15, 2004, 11,467,119 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
for the quarter ended June 30, 2004

PART I

Item 1. Financial Statements

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Cash and cash equivalents	$12,686	$29,435
Restricted cash	18,257	15,672
Net investment in direct financing leases	461,959	421,698
Property and equipment, net	2,545	2,413
Other assets	6,690	5,643

Total assets	$502,137	$474,861

Liabilities and Stockholders’ Equity
Debt and secured borrowings	$390,271	$378,900
Other liabilities:
Lease obligation payable	483	630
Accounts payable and accrued expenses	13,008	9,100
Deferred income tax liability	14,576	10,799

Total liabilities	418,338	399,429
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,467 and 11,214 shares issued and outstanding, respectively	115	112
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding.	—	—
Additional paid-in capital	75,124	71,918
Stock subscription receivable	(95)	(213)
Deferred compensation	(1,725)	(50)
Retained earnings	10,380	3,665

Total stockholders’ equity	83,799	75,432

Total liabilities and stockholders’ equity	$502,137	$474,861

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2004	2003	2004	2003
Income:
Interest and fee income	$17,552	$13,803	$33,970	$26,828
Interest expense	3,624	4,152	7,555	8,459

Net interest and fee income	13,928	9,651	26,415	18,369
Provision for credit losses	2,445	1,918	4,768	3,770

Net interest and fee income after provision for credit losses	11,483	7,733	21,647	14,599
Insurance and other income	1,006	849	2,090	1,628

Operating income	12,489	8,582	23,737	16,227
Salaries and benefits	3,428	2,515	6,660	4,851
General and administrative	2,742	1,926	5,040	3,505
Financing related costs	451	364	933	710
Change in fair value of warrants	—	1,841	—	3,614

Income before income taxes	5,868	1,936	11,104	3,547
Income taxes	2,321	1,492	4,389	2,829

Net income	3,547	444	6,715	718
Preferred stock dividends	—	480	—	953

Net income (loss) attributable to common stockholders	$3,547	$(36)	$6,715	$(235)

Basic earnings (loss) per share:	$0.31	$(0.02)	$0.60	$(0.14)

Diluted earnings (loss) per share:	$0.30	$(0.02)	$0.58	$(0.14)

Shares used in computing basic earnings per share:	11,283,348	1,715,503	11,252,744	1,692,487

Shares used in computing diluted earnings per share:	11,676,895	2,292,910	11,668,954	2,250,439

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six-months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,715	$718
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	776	414
Provision for credit losses	4,768	3,770
Deferred taxes	4,389	2,829
Change in fair value of warrants	—	3,614
Amortization of deferred initial direct costs and fees	5,787	4,971
Deferred initial direct costs and fees	(6,746)	(5,673)
Effect of changes in other operating items:
Other assets	(1,045)	(541)
Accounts payable and accrued expenses	3,888	3,902

Net cash provided by operating activities	18,532	14,004

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(136,704)	(111,416)
Principal collections on lease finance receivables	90,992	70,923
Security deposits collected, net of returns	1,644	1,938
Acquisitions of property and equipment	(708)	(400)

Net cash used in investing activities	(44,776)	(38,955)

Cash flows from financing activities:
Issuances of common stock, net of terminations	117	161
Exercise of stock options	594	—
Term securitization advances	—	205,227
Term securitization repayments	(83,467)	(69,972)
Secured bank facility advances	17,179	74,014
Secured bank facility repayments	(7,858)	(82,422)
Warehouse advances	103,448	97,165
Warehouse repayments	(17,932)	(146,418)
Change in restricted cash	(2,586)	(52,864)

Net cash provided by financing activities	9,495	24,891

Net decrease in cash and cash equivalents	(16,749)	(60)
Cash and cash equivalents, beginning of period	29,435	6,354

Cash and cash equivalents, end of period	$12,686	$6,294

Supplemental disclosures of cash flow information:
Cash paid for interest	6,488	7,651
Cash paid for income taxes	—	—

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

Initial Public Offering

Marlin Business Services Corp. completed its initial public offering of common stock and became a publicly traded company on November 12, 2003. Of the 5,060,000 shares sold in the offering, 3,581,255 shares represented primary shares sold by the Company, which increased shares outstanding. The remaining shares were sold by selling shareholders. This offering resulted in net proceeds to the Company of $44.7 million of which $10.1 million was used to retire outstanding 11% subordinated debt and accrued interest thereon and $6.0 million was used to pay accrued preferred dividends payable. The remaining proceeds were used for general corporate purposes and to fund newly originated leases for our portfolio. Our common stock trades on the NASDAQ National Market under the ticker symbol “MRLN”.

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

NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies

In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at June 30, 2004 and the results of operations for the three and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2004. The consolidated results of operations for the three and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 3 — Net Investment in Direct Financing Leases

Net investment in direct financing leases consists of the following:

	June 30,	December 31,
	2004	2003
	(dollars in thousands)
Minimum lease payments receivable	$537,233	$489,430
Estimated residual value of equipment	38,993	37,091
Unearned lease income, net of initial direct costs and fees deferred	(90,226)	(82,979)
Security deposits	(18,472)	(16,828)
Allowance for credit losses	(5,569)	(5,016)

	$461,959	$421,698

Substantially all of the Company’s leases are assigned as collateral for borrowings.

Initial direct costs and fees deferred were $15.7 million and $14.7 million as of June 30, 2004 and December 31, 2003, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At June 30, 2004 and December 31, 2003, $23.2 million and $20.4 million, respectively, of residual assets retained on our balance sheet were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of June 30, 2004:

	Minimum lease	Income
Period Ending	payments receivable	Amortization
December 31:	June 30, 2004	June 30, 2004
	(dollars in thousands)
2004	$112,566	$25,695
2005	187,906	34,999
2006	129,548	18,491
2007	69,953	8,315
2008	32,426	2,567
Thereafter	4,834	159

	$537,233	$90,226

NOTE 4 — Derivative Financial Instruments

The Company uses derivative financial instruments to fulfill certain covenants in its borrowing arrangements and to manage its exposure to the effects of changes in market interest rates on its debt. The Company does not use derivatives for speculation and the Company does not trade derivatives. Because these derivatives do not meet the hedge accounting provisions of SFAS No. 149 as it amends SFAS 133 Accounting for Derivative Instruments and Hedging Activities, the Company recognizes the fair value of the interest-rate cap agreements on the balance sheet and records changes in fair value of the derivative instruments currently in earnings within financing related costs in the accompanying statements of operations. These agreements are recorded in other assets at $270,000 and $144,000 as of June 30, 2004 and December 31, 2003, respectively. The notional amount of interest rate caps owned as of June 30, 2004 was $157.3 million.

NOTE 5 – Earnings Per Common Share

Earnings per common share (“EPS”) was calculated as follows (in thousands, except per share amounts):

	Three-months ended		Six-months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders	$3,547	$(36)	$6,715	$(235)

Weighted average common shares outstanding used in computing basic EPS	11,283	1,716	11,253	1,692
Effect of dilutive securities:
Stock options and warrants	394	577	416	558

Adjusted weighted average common shares used in computing diluted EPS	11,677	2,293	11,669	2,250

Net earnings (loss) per common share:
Basic	$0.31	$(0.02)	$0.60	$(0.14)
Diluted	$0.30	$(0.02)	$0.58	$(0.14)

Anti-dilutive common stock options amounting to 164,000 were excluded from the weighted average shares outstanding from dilutive per share calculations for the three and six-month periods ended June 30, 2004. There were no anti-dilutive common stock options for the three and six-month periods ended June 30, 2003.

NOTE 6 — Stock-Based Compensation

On March 9, 2004 the Company issued restricted common shares under its 2003 Equity Compensation Plan of which 127,372 were outstanding and unvested at June 30, 2004. Certain officers of the Company irrevocably elected to receive the restricted shares in lieu of cash based on a percentage of their targeted annual bonus expected to be paid over the next three years. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if designated performance goals are achieved. The Company recorded deferred compensation of $2.0 million at the time of issuance based on the then stock price of $15.88. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $169,000 and $337,000 of compensation expense related to this program for the three and six months ended June 30, 2004.

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the fair value per share exceeds the exercise price per share at the measurement date, which is generally the grant date. This deferred compensation is recognized over the vesting period. During the first quarter 2004, the Company issued 164,000 options with an exercise price equal to the fair market value of the Company’s stock on the date of grant. During the second quarter 2004, the Company issued 28,000 options with an exercise price equal to the fair market value of the company’s stock on the date of grant. Therefore, no compensation expense was recognized for 2004 grants.

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

	Three-months ended June 30,		Six-months ended June 30,
	2004	2003	2004	2003
Net income, attributable to common stockholders as reported	$3,547	$(36)	$6,715	$(235)
Add: stock-option-based employee compensation expense included in net income, net of tax	4	2	6	4
Deduct: total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of tax	(67)	(4)	(121)	(9)

Pro forma net income attributable to common stockholders	$3,484	$(38)	$6,600	$(240)

Basic net income per share attributable to common stockholders:
As reported	$0.31	$(0.02)	$0.60	$(0.14)
Adjusted	$0.31	$(0.02)	$0.59	$(0.14)
Diluted net income per share attributable to common stockholders:
As reported	$0.30	$(0.02)	$0.58	$(0.14)
Adjusted	$0.30	$(0.02)	$0.57	$(0.14)

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

Overview

We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed rate transactions with terms generally ranging from 36 to 72 months. At June 30, 2004, our lease portfolio consisted of approximately 90,000 accounts with an average original term of 46 months and average original transaction size of approximately $8,000.

Since our founding in 1997, we have grown to $502.1 million in total assets at June 30, 2004. Our assets are substantially comprised of our net investment in leases which totaled $462.0 million at June 30, 2004. Our lease portfolio grew approximately 24% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added three regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Chicago, Illinois in the first quarter of 2004. Growing the lease portfolio, while maintaining asset quality, remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.

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

						Six-
						Months Ended
	As of or For the Years Ended December 31,					June 30,
	1999	2000	2001	2002	2003	2004
Number of sales account executives	32	41	50	67	84	98
Number of originating sources(1)	366	631	815	929	1,147	1,317

(1)	Monthly average of origination sources generating lease volume.

Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended June 30, 2004, our annualized net credit losses were 1.93% of our average net investment in leases. We establish reserves for credit losses which requires us to estimate expected losses in our portfolio.

Our leases are classified under generally accepted accounting principles as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our investment in leases is reflected in our consolidated financial statements as “net investment in direct financing leases.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 67% of our lease portfolio amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of June 30, 2004, $224.7 million or 58% of our borrowings were fixed rate term note securitizations.

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

Earnings Per Share

As described above, in conjunction with our November 2003 reorganization and IPO, warrants were exercised and convertible preferred stock converted, and our capital structure simplified into one class of common stock outstanding. The number of common shares issued as a result of these conversions was 5.86 million, or approximately 52% of total common shares outstanding following the IPO. Because of the significant impact on share count and the related impact on operations from warrant valuations and preferred dividends, we believe a 2003 pro forma analysis of diluted EPS provides a more meaningful basis to evaluate performance of the Company on a comparative basis. The table below reconciles EPS calculations on a GAAP basis to pro forma EPS for the second quarter of 2003 and assumes the exercise of the warrants and the conversion of the convertible preferred stock as of the beginning of the periods reported and adds back warrant expenses and preferred dividends (in thousands, except per share amounts):

	Three-months ended June 30,		Six-months ended June 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders as reported	$3,547	$(36)	$6,715	$(235)
Weighted average common shares outstanding (used for basic EPS)	11,283	1,716	11,253	1,692
Effect of dilutive securities:
Stock options and warrants	394	577	416	558

Weighted average common shares outstanding (used for diluted EPS)	11,677	2,293	11,669	2,250

Earnings per share as reported:
Basic	0.31	$(0.02)	0.60	$(0.14)
Diluted	0.30	$(0.02)	0.58	$(0.14)
Pro forma earnings per share:
Net income (loss) attributable to common stockholders as reported		$(36)		$(235)
Preferred dividends		480		953
Change in fair value of warrants		1,841		3,614

Adjusted net earnings		$2,285		$4,332

Adjusted weighted average common shares used for diluted EPS		2,293		2,250
Assumed conversions:
Preferred stock		5,156		5,156
Warrants		516		516

Pro forma weighted average shares used for diluted EPS		7,965		7,922

Pro forma diluted earnings per share		$0.29		$0.55

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including credit losses, residuals, initial direct costs and fees, other fees and realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Our consolidated financial statements are based on the selection and application of critical accounting policies, the most significant of which are described below.

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

Allowance for credit losses. We maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease portfolio as of the reporting dates based on our projection of probable net credit losses. To project probable net credit losses, we perform a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. In addition to the migration analysis, we also consider other factors including recent trends in delinquencies and charge-offs; accounts filing for bankruptcy; recovered amounts; forecasting uncertainties; the composition of our lease portfolio; economic conditions; and seasonality. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the degree we add new leases to our portfolio, or to the degree credit quality is worse than expected, we will record expense to increase the allowance for credit losses for the estimated net losses expected in our lease portfolio.

Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not more likely than not, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. We currently are in a net operating loss carryforwards (“NOLs”) position for state and federal income tax purposes. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact its financial position and results of operations.

RESULTS OF OPERATIONS

Comparison of the Three-months Ended June 30, 2004 and 2003

Net income. Net income was $3.5 million for the three-month period ended June 30, 2004. This represented a $3.1 million increase from the same period of 2003. Excluding the impact of the change in fair value of warrants of $1.8 million for the three-month period ended June 30, 2003, net income would have increased $1.3 million, or 55.2% for the three-month period ended June 30, 2004. Warrants were exercised in November 2003 and are no longer outstanding and therefore had no impact on 2004 results. During the three-months ended June 30, 2004 we increased our net interest and fee income resulting from growth in our investment in direct financing leases and expanding net interest margin. During the three-months ended June 30, 2004, we generated 8,489 new leases with a cost of $70.5 million compared to 7,694 leases with a cost of $59.3 million generated for the three-month period ended June 30, 2003. The weighted average implicit interest rate on new leases originated was 14.07% for the three-month period ended June 30, 2004 compared to 14.23% for same period in 2003. Overall, our average net investment in direct financing leases (“DFL”) increased 26% in the three-month period ended June 30, 2004 compared with the same period in 2003.

	Three-Months ended June 30,
	2004	2003
	(dollars in thousands)
Interest income	$13,603	$11,167
Fee income	3,949	2,637

Interest and fee income	17,552	13,804
Interest expense	3,624	4,153

Net interest and fee income	$13,928	$9,651

Average net investment in direct financing leases(1)	$442,372	$352,302
Percent of average net investment in direct financing leases:
Interest income	12.30%	12.68%
Fee income	3.57	2.99

Interest and fee income	15.87	15.67
Interest expense	3.28	4.71

Net interest and fee margin	12.59%	10.96%

(1) Excludes allowance for credit losses and initial direct costs and fees deferred.

Net interest and fee margin. Net interest and fee income increased $4.3 million, or 44.3%, to $13.9 million for the three months ended June 30, 2004 from $9.7 million for the three months ended June 30, 2003 primarily due to growth in our lease portfolio increasing our interest and fee income while interest expense declined due to a lower interest rate environment and the continued amortization of higher rate term note securitizations. As a percentage of average net investment in DFL, the increase in the annualized net interest and fee margin represents an increase of 163 basis points to 12.59% in the three-month period ended June 30, 2004 from 10.96% for the same period in 2003.

Interest income increased $2.4 million, or 21.8%, to $13.6 million for the three-month period ended June 30, 2004 from $11.2 million for the three-month period ended June 30, 2003. The increase in interest income was due principally to a 25.6% growth in the average net investment in direct financing leases outstanding which increased $90.0 million to $442.4 million at June 30, 2004 from $352.3 million at March 31, 2003.

Fee income increased $1.3 million, or 49.8%, to $3.9 million for the three-month period ended June 30, 2004 from $2.6 million for the same period in 2003. All major fee categories were higher with the largest increases recorded in net residual income of $685,000, late fee income of $347,000 and interim rents earned of $189,000. Fee income, as a percentage of the average net investment in DFL, increased 58 basis points to 3.57% annualized for the three-month period ended June 30, 2004 from 2.99% annualized for the same period in 2003.

Interest expense decreased $529,000 to $3.6 million for the three-month period ended June 30, 2004 from $4.2 million for the same period in 2003. Interest expense, as a percentage of the average net investment in DFL, decreased 143 basis points to 3.28% annualized for the three-month period ended June 30, 2004 from 4.71% annualized for the same period in 2003 due in part to a lower interest rate environment and the resulting impact on our weighted average borrowing costs. The borrowing cost as a percentage of DFL was also reduced by higher capital levels during 2004 and the payoff of our series 2000-1 term securitization transaction on April 15, 2004 and the payoff of our 11% subordinated debt in the fourth quarter of 2003. In April we exercised our call option and paid off our 2000 term securitization when the remaining note balances outstanding were approximately $9.4 million at a coupon of 7.96%. Following our IPO in November 2003, $10.1 million of the proceeds were used to payoff the subordinated debt with approximately $28.6 million of the remaining IPO proceeds used to fund continuing operations. For the quarter ended June 30, 2004 average warehouse funding was $144.6 million or 32.7% of average investment in DFL compared with $131.0 and 37.2% of average investment in DFL for the same period in 2003.

Insurance and other income. Insurance and other income increased $157,000, or 18.5%, to $1.0 million for the three-month period ended June 30, 2004 from $849,000 for the same period in 2003. The increase is primarily related to higher insurance income of $153,000 in the 2004 quarter compared with the same period in 2003. The higher insurance income stems from growth in the lease portfolio and additional customers electing to obtain their equipment insurance through our program.

Salaries and benefits expense. Salaries and benefits expense increased $913,000, or 36.3%, to $3.4 million for the three-months ended June 30, 2004 from $2.5 million for the same period in 2003. We continue to add personnel to aid and support our continued growth. For the three-months ended June 30, 2004 compared to the same period in 2003, sales and credit compensation increased $541,000 related to additional hiring of sales account executives and credit analysts and higher commissions earned for the period. Total personnel increased to 264 at June 30, 2004 from 214 at June 30, 2003.

General and administrative expense. General and administrative expenses increased $816,000, or 42.4%, to $2.7 million for the three-months ended June 30, 2004 from $1.9 million for the same period in 2003. The increase in general and administrative expenses was due primarily to an increase of $205,000 in franchise taxes and in insurance costs of $159,000 relating to higher Directors and Officers Insurance costs. Other increases included: audit and professional fees of $51,000 for the incremental costs associated with being a Public Company and Sarbanes-Oxley compliance, investor relations expense of $50,000, and occupancy expense of $49,000 due to the incremental costs of the new Chicago office and expanded Denver and Atlanta offices.

Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our interest rate caps used to limit our exposure to an increase in interest rates. Financing related costs increased $87,000 to $451,000 for the three-month period ended June 30, 2004 from $364,000 for the same period in 2003. Mark to market expense of $125,000 was recorded on our interest rate caps for the three-month period ended June 30, 2004 compared with $119,000 of expense for the three-months ended June 30, 2003. Commitment fees were $326,000 for the three-month period ended June 30, 2004 compared with $245,000 for the three-month period ended June 30, 2003.

Change in fair value of warrants. As part of our reorganization undertaken in November 2003, all outstanding warrants were exercised on a net issuance basis for common stock. Accordingly, this non-cash expense did not continue beyond fiscal year 2003. The fair value of warrants issued in connection with subordinated debt increased $1.8 million in the three-month period ended June 30, 2003.

Provision for credit losses. The provision for credit losses increased $527,000, or 27.5%, to $2.4 million for the three-months ended June 30, 2004 from $1.9 million for the same period in 2003. The increase in our provision for credit losses resulted principally from growth of our lease portfolio and corresponding charge-offs and our estimates of losses inherent in the existing portfolio. Net charge-offs were $2.1 million for the three-month period ended June 30, 2004 and $1.5 million for the same period in 2003.

Provision for income taxes. The provision for income taxes increased 55.6% to $2.3 million for the three-month period ended June 30, 2004 from $1.5 million for the same period in 2003. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 39.6% for the three-month period ended June 30, 2004 and 77.1% for the same period in 2003. The effective tax rate in 2003 was unusual due to expense in 2003 relating to the change in fair value of warrants, which is a non-cash expense and not tax deductible. We expect the effective tax rate in 2004 to approximate the same level as recognized in the second quarter of 2004.

Comparison of Six-Months Ended June 30, 2004 and 2003

Net income. Net income was $6.7 million for the six month period ended June 30, 2004. This represented a $6.0 million, or 89.3%, increase from the same period of 2003. Excluding the impact of the change in fair value of warrants of $3.6 million for the six month period ended June 30, 2003, net income would have increased $2.4 million, or 55.0% for the three-month period ended June 30, 2004. Warrants were exercised in November 2003 and are no longer outstanding and therefore had no impact on 2004 results. During the six months ended June 30, 2004, we generated 16,326 new leases with a cost of $136.7 million compared to 14,389 leases with a cost of $110.3 million generated for the six month period ended June 30, 2003. The weighted average implicit interest rate on new leases originated was 13.92% for the six month period ended June 30, 2004 compared to 14.33% for same period in 2003. Overall, our average net investment in direct financing leases grew 25.5%, to $431.5 million at June 30, 2004 from $343.9 million at June 30, 2003.

	Six-Months ended June 30,
	2004	2003
	(dollars in thousands)
Interest income	$26,528	$21,784
Fee income	7,442	5,044

Interest and fee income	33,970	26,828
Interest expense	7,555	8,459

Net interest and fee income	$26,415	$18,369

Average net investment in direct financing leases(1)	$431,537	$343,851
Percent of average net investment in direct financing leases:
Interest income	12.29%	12.67%
Fee income	3.45	2.93

Interest and fee income	15.74	15.60
Interest expense	3.50	4.92

Net interest and fee margin	12.24%	10.68%

(1) Excludes allowance for credit losses and initial direct costs and fees deferred.

Net interest and fee margin. Net interest and fee income increased $8.0 million, or 43.8%, to $26.4 million for the six months ended June 30, 2004 from $18.4 million for the six months ended June 30, 2003 primarily due to growth in our lease portfolio increasing our interest and fee income while interest expense declined due to a lower interest rate environment and the continued amortization of higher rate term note securitization borrowings. The increase in the annualized net interest and fee margin represents an increase of 156 basis points to 12.24% in the six month period ended June 30, 2004 from 10.68% for the same period in 2003.

Interest income, net of amortized initial direct costs and fees, increased $4.7 million, or 21.8%, to $26.5 million for the six month period ended June 30, 2004 from $21.8 million for the six month period ended June 30, 2003. The increase in interest income was principally due to a 25.5% growth in the average net investment in direct financing leases outstanding which increased $87.6 million to $431.5 million at June 30, 2004 from $343.9 million at June 30, 2003. For the six month period ended June 30, 2004 compared to the same period in 2003, our weighted average cost of borrowing as a percentage of average net investment in direct financing leases declined 142 basis points while our interest income yield declined less significantly, by 38 basis points. Our ability to sustain pricing and increase our net interest margin was due to a less competitive leasing environment and an increase in the amount of direct business recorded during the period.

Fee income increased $2.4 million, or 47.5%, to $7.4 million for the six month period ended June 30, 2004 from $5.0 million for the same period in 2003. The increase in fee income resulted primarily from increased renewal income of $1.2 million, higher late fees earned of $639,000 and $557,000 from increases in early prepayment gains and interim rent earned in the period. Fee income, as a percentage of the average net investment in direct financing leases, increased 52 basis points to 3.45% annualized for the six month period ended June 30, 2004 from 2.93% annualized for the same period in 2003 primarily due to the growing number of end of term contracts entering the renewal program.

Interest expense decreased $904,000 to $7.6 million for the six month period ended June 30, 2004 from $8.5 million for the same period in 2003. Interest expense, as a percentage of the average net investment in direct financing leases, decreased 142 basis points to 3.50% annualized for the six month period ended June 30, 2004 from 4.92% annualized for the same period in 2003 due to the declining interest rate environment and the resulting impact on our weighted average borrowing costs. On April 15, 2004 we exercised our call option and paid off our 2000 term securitization when the remaining note balances outstanding were approximately $9.4 million at a coupon of 7.96%. Following our IPO in November 2003, $10.1 million of the proceeds were used to payoff our 11% subordinated debt. Interest expense was further blended lower during the first six months of 2004 by expanded borrowings in our warehouse facilities at an average coupon of 2.11%.

Insurance and other income. Insurance and other income increased $462,000, or 28.4%, to $2.1 million for the six month period ended June 30, 2004 from $1.6 million for the same period in 2003. The increase is primarily related to higher insurance income of $340,000 from a 27.1% increase in the number of insured accounts.

Salaries and benefits expense. Salaries and benefits expense increased $1.8 million, or 37.3%, to $6.7 million for the six months ended June 30, 2004 from $4.9 million for the same period in 2003. For the six months ended June 30, 2004 compared to the same period in 2003, sales and credit compensation increased $1.2 million related to additional hiring of sales account executives and credit analysts and higher commissions earned for the period. In addition, collection salaries increased $300,000 due to increased staffing levels and higher collection commissions earned associated with improved portfolio delinquency performance. Compensation in management and support areas increased $525,000, due mainly to additional staffing and management incentive bonus accruals. Total headcount increased to 264 at June 30, 2004 from 214 at June 30, 2003.

General and administrative expense. General and administrative expenses increased $1.5 million, or 43.8%, to $5.0 million for the six months ended June 30, 2004 from $3.5 million for the same period in 2003. The increase in general and administrative expenses was due primarily to an increase in insurance costs of $318,000 relating to higher Directors and Officers Insurance costs and of $267,000 in franchise taxes. Other increases included: occupancy expense of $139,000 due to the incremental costs of the new Chicago office and expanded Denver and Atlanta offices, investor relations expense of $95,000, and audit and professional fees of $86,000 for the incremental costs associated with being a Public Company and Sarbanes-Oxley compliance.

Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our interest rate caps used to limit our exposure to an increase in interest rates. Financing related costs increased $223,000 to $933,000 for the six month period ended June 30, 2004 from $710,000 for the same period in 2003 principally due to increased commitment fees resulting from an increase of $25 million in overall warehouse commitment levels. Mark to market charges taken on our interest rate caps were $241,000 for the six month period ended June 30, 2004 compared with $231,000 for the six months ended June 30, 2003. Commitment fees were $692,000 for the six month period ended June 30, 2004 compared with $479,000 for the six month period ended June 30, 2003.

Change in fair value of warrants. As part of our reorganization undertaken in November 2003, all outstanding warrants were exercised on a net issuance basis for common stock. Accordingly, this non-cash expense did not continue beyond fiscal year 2003.The fair value of warrants issued in connection with subordinated debt increased $3.6 million in the six-month period ended June 30, 2003.

Provision for credit losses. The provision for credit losses increased $1.0 million, or 26.47%, to $4.8 million for the six months ended June 30, 2004 from $3.8 million for the same period in 2003. The increase in our provision for credit losses resulted principally from growth of our lease portfolio and corresponding charge-offs and our estimates of losses inherent in the existing portfolio. Net charge-offs were $4.2 million for the six month period ended June 30, 2004 and $3.3 million for the same period in 2003.

Provision for income taxes. The provision for income taxes increased 55.1% to $4.4 million for the six-month period ended June 30, 2004 from $2.8 million for the same period in 2003. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 39.5% for six month period ended June 30, 2004 and 79.8% for the same period in 2003. The effective tax rate in 2003 was unusual due to expense in 2003 relating to the change in fair value of warrants, which is a non-cash expense and not tax deductible. We expect the effective tax rate in 2004 to approximate the same level as recognized in the first two quarters of 2004.

LEASE RECEIVABLES AND ASSET QUALITY

Our net investment in direct financing leases grew $40.3 million or 9.6% to $462.0 million at June 30, 2004 from $421.7 million at December 31, 2003. The Company continues to increase its sales representatives and the number of independent dealers and other origination sources that generate and develop lease customers. The Company’s leases are assigned as collateral for borrowings as described below in Liquidity and Capital Resources.

The activity of the allowance for credit losses and delinquent accounts follows:

	Three-months Ended		Six-months Ended
	June 30,		June 30,		Year Ended December 31,
	2004	2003	2004	2003	2003
	(dollars in thousands)
Allowance for credit losses, beginning of period	$5,261	$4,047	$5,016	$3,965	$3,965
Provision for credit losses	2,445	1,918	4,768	3,770	7,965
Charge-offs, net	(2,137)	(1,514)	(4,215)	(3,284)	(6,914)

Allowance for credit losses, end of period	$5,569	$4,451	$5,569	$4,451	$5,016

Annualized net charge-offs to average net investment in leases (1)	1.93%	1.72%	1.95%	1.91%	1.89%
Allowance for credit losses to net investment in leases (1)	1.23%	1.22%	1.23%	1.22%	1.22%
Average net investment in leases (1)	$442,372	$352,302	$431,537	$343,851	$365,662
Delinquencies 60 days or more past due	$3,540	$2,781	$3,540	$2,781	$3,629
Delinquencies 60 days or more past due (2)	0.66%	0.64%	0.66%	0.64%	0.74%
Allowance for credit losses to delinquent accounts 60 days or more past due	157.32%	160.06%	157.32%	160.06%	138.22%
Non-accrual leases	$1,569	$1,143	$1,569	$1,143	$1,504
Renegotiated leases	$2,356	$2,025	$2,356	$2,025	$2,056

(1)	Average net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred.

(2)	Calculated as a percent of minimum lease payments receivable.

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

We generally experience higher delinquency rates in December of each year, as we believe our lessees adjust their payment patterns around the year-end. Consistent with this past experience, delinquent accounts 60 days or more past due as a percentage of net investment in DFL declined to 0.66% at June 30, 2004 from 0.74% at December 31, 2003. The June 30, 2004 delinquency level was comparable to 0.64% at June 30, 2003.

Annualized net charge-offs as a percentage of net investment in leases were 1.93% and 1.95% for the three and six month periods ending June 30, 2004, respectively, compared with 1.72% and 1.91% for the three and six month periods ending June 30, 2003, respectively. In the current economic environment, we expect net charge-offs to approximate 2.00% and consider our 2004 net charge-off levels to be consistent with our expectations.

Residual Performance

Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of June 30, 2004, approximately 67% of our leases were one dollar purchase option leases, 20% were fair market value leases and 13% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of June 30, 2004, there were $39.0 million of residual assets retained on our balance sheet of which $23.2 million were related to copiers.

Our leases generally include renewal clauses and some leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the three and six months ended June 30, 2004 and 2003, renewal income, net of depreciation amounted to $1.1 million, $526,000, $2.0 million, and $917,000, respectively and net gains (losses) on residual values amounted to $40,000, ($111,000), ($30,000), and ($184,000), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires a substantial amount of cash to operate and grow. Our primary liquidity need is to fund new lease originations. In addition, we need liquidity to pay interest and principal on our borrowings, to pay fees and expenses incurred in connection with our securitization transactions, to fund infrastructure and technology investment and to pay administrative and other operating expenses. We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third party financing to fund our operations:

•	borrowings under a revolving bank facility;

•	financing of leases in CP conduit warehouse facilities;

•	financing of leases through term note securitizations; and

•	equity and debt securities with third party investors.

We used net cash in investing activities of $44.8 million for the six-months ended June 30, 2004, and $39.0 million for the six-months ended June 30, 2003. Investing activities primarily relate to lease origination activity.

Net cash provided by financing activities was $9.5 million for the six-months ended June 30, 2004 and $24.9 million for the six-months ended June 30, 2003. Financing activities include net advances and repayments on our various borrowing sources. Borrowings in the first half of 2004 were generally lower as the company utilized the net proceeds from its November 2003 IPO.

Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $18.5 million for the six-months ended June 30, 2004, and $14.0 million for the six-months ended June 30, 2003.

We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.

Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. Total cash and cash equivalents as of June 30, 2004, was $12.7 million compared to $29.4 million at December 31, 2003.

As of June 30, 2004, we also had $18.3 million of cash that was classified as restricted cash, compared to $15.7 million at December 31, 2003. Restricted cash consists primarily of the cash reserve and advance payment accounts related to our term note securitizations.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. We initially fund our new lease production with cash from operations, equity and then advances from our warehouse facilities. We refinance our warehouse facilities periodically by completing term note securitizations. Term note securitizations have been done annually since 1999 and provide fixed-rate financing supporting our fixed rate lease assets over the remaining term of the lease contracts. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	June 30, 2004				December 31, 2003
		Weighted		Maximum		Weighted
	Amounts	Average	Unused	Facility	Amount	Average
	Outstanding	Coupon	Capacity	Amounts	Outstanding	Coupon
(dollars in thousands)
Revolving bank facility(1)	$13,829	3.53%	$26,171	$40,000	$4,508	3.68%
CP conduit warehouse facilities(1)	151,788	2.18	73,213	225,000	66,272	2.06
Term note securitizations(2)	224,654	3.77	—	—	308,120	3.97

	$390,271	3.14%	$99,384	$265,000	$378,900	3.63%

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.

Revolving Bank Facility

As of June 30, 2004 and December 31, 2003, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 2.125%. The credit facility expires on August 31, 2005. For the six-months ended June 30, 2004 and the year ended December 31, 2003, the weighted average interest rates were 3.37% and 3.94%, respectively. For the six-months ended June 30, 2004 and year ended December 31, 2003, the Company incurred commitment fees on the unused portion of the credit facility of $118,000 and $156,000, respectively.

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

00-A Warehouse Facility — This facility totals $125 million and expires in December 2004. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the six-months ended June 30, 2004 and the year ended December 31, 2003, the weighted average interest rates were 1.69% and 1.84%, respectively. There was $72.6 million outstanding at June 30, 2004 and $28.1 million outstanding under this facility as of December 31, 2003.

02-A Warehouse Facility — This facility was increased from $75 million to $100 million on March 19, 2004. The 02-A Warehouse Facility was extended during the first quarter 2004 and now expires in April 2006. The 02-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the six-months ended June 30, 2004 and year ended December 31, 2003, the weighted average interest rate was 2.30% and 2.43%, respectively. There were $79.2 million outstanding under this facility at June 30, 2004 and $38.1 million at December 31, 2003.

Term Note Securitizations

Since our founding, we have completed six on-balance-sheet term note securitizations. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest costs and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio.

At June 30, 2004 and at December 31, 2003, outstanding term securitizations amounted to $224.7 million and $308.1 million, respectively. Our Series 1999-2 transaction was repaid in full on January 15, 2003 and our Series 2000-1 transaction was repaid in full on April 15, 2004. On July 22, 2004 we closed on the issuance of our sixth term note securitization transaction in the amount of $304.6 million which included a pre-funding feature whereby approximately $80 million was deposited into an account to fund qualifying new leases originated up to October 15, 2004. Proceeds from this 2004-1 transaction were used to reduce borrowings in our warehouse facilities and fund the prefunding account balance. We have elected to exercise our call option and pay off our 2001-1 term securitization on August 16, 2004 when the remaining note balances outstanding are expected to approximate $16.3 million at a coupon of approximately 6.0%.

Our borrowings, including our term note securitizations, are collateralized by substantially all of the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning these leases or placing liens or pledges on these leases.

Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement of $58.4 million and a maximum debt to equity ratio of 10 to 1. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of servicer termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of June 30, 2004 the Company was in compliance with terms of the warehouse facilities and term securitization agreements.

MARKET INTEREST RATE RISK AND SENSITIVITY

We are exposed to market risk associated with changes in interest rates. To provide some protection against potential interest rate increases associated with our variable rate facilities, we are required by our CP conduit warehouse facilities to enter into derivative financial transactions. Accordingly, we are using interest rate caps to limit our exposure to an increase in interest rates in the underlying variable rate facilities. As of June 30, 2004, we held interest rate caps with a notional amount of $157.3 million with several financial institutions at various terms and the fair value of these contracts was $270,000.

The following table presents the expected principal repayment schedule of our debt and the related weighted average interest rates as of June 30, 2004 and for each year ended through December 31, 2008 and for periods thereafter.

	Expected Maturity Date by Calendar Year
					2008 and
	2004	2005	2006	2007	Beyond	Total
			(dollars in thousands)
Debt:
Fixed rate debt	$70,194	$79,583	$47,802	$22,911	$4,164	$224,654
Average fixed rate	3.72%	3.59%	3.59%	3.36%	3.18%	3.59%
Variable rate debt	$165,616	$—	—	—	—	$165,616
Average variable rate	2.29%	—	—	—	—	2.29%

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

For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the twelve month period ended June 30, 2004 would have been to reduce net interest and fee income by approximately $734,000 based on our average variable rate borrowings of approximately $73.4 million for the year then ended, excluding the effects of any changes in the value of interest rate caps and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters To A Vote Of Security Holders

On May 26, 2004, the Registrant held its Annual Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders re-elected all seven existing Directors to serve until the 2005 Annual Meeting of Shareholders and until their successors are elected and qualified. The vote on each Director is set forth below:

Name	For	Withheld
Daniel P. Dyer	9,363,231 shares	127,217 shares
Gary R. Shivers	9,363,231 shares	127,217 shares
John J. Calamari	9,415,298 shares	75,150 shares
Lawrence J. DeAngelo	9,043,455 shares	446,993 shares
Kevin J. McGinty	9,380,748 shares	109,700 shares
James W. Wert	9,078,005 shares	412,443 shares
Loyal W. Wilson	9,415,298 shares	75,150 shares

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description
3.1**	Amended and Restated Articles of Incorporation of the Registrant.

3.2***	Bylaws of the Registrant.

4.1***	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1***	2003 Equity Compensation Plan of the Registrant.

10.2***	2003 Employee Stock Purchase Plan of the Registrant.

10.3***	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4*	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation

10.5***	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.6***	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10.7***	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.8****	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among

Exhibit
Number	Description
Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10.9****	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corp., Marlin Leasing Receivables Corporation IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.10****	Third Amendment, dated as of December 1, 2000, to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV, LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.11****	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.12****	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.13**	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.14****	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10.15****	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.16****	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10.17*	Second Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.18 *	Third Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 9, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

32.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

*	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

**	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

***	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

****	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated April 22, 2004, reporting that the Registrant had issued a press release announcing its results of operations for the first quarter ended March 31, 2004, a copy of which was furnished as Exhibit 99.1 to that Form 8-K.

Current Report on Form 8-K dated May 10, 2004, reporting that Gary R. Shivers, President of the Registrant, had adopted a pre-arranged stock trading plan (in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934) to sell a portion of his Marlin Business Services Corp. stock over time as part of his individual long-term strategy for asset diversification and liquidity.

Current Report on Form 8-K dated May 25, 2004, reporting that Daniel P. Dyer, Chief Executive Officer of the Registrant, had adopted a pre-arranged stock trading plan (in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934) to sell a portion of his Marlin Business Services Corp. stock over time as part of his individual long-term strategy for asset diversification and liquidity.

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

August 3, 2004
(Date)