Form 10-Q
period 2004-09-30
MARLIN BUSINESS SERVICES CORP
filed 2004-11-08
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

Commission file number 000-50448

MARLIN BUSINESS SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	38-3686388 (I.R.S. Employer Identification Number)

124 Gaither Drive, Suite 170, Mount Laurel, NJ 08054
(Address of principal executive offices)
(Zip code)

(888) 479-9111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

At October 29, 2004, 11,504,594 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
for the quarter ended September 30, 2004

PART I

Item 1. Financial Statements

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Cash and cash equivalents	$66,774	$29,435
Restricted cash	19,505	15,672
Net investment in direct financing leases	480,135	421,698
Property and equipment, net	2,718	2,413
Other assets	7,709	5,643

Total assets	$576,841	$474,861

Liabilities and Stockholders’ Equity
Debt and secured borrowings	$459,681	$378,900
Other liabilities:
Lease obligation payable	406	630
Accounts payable and accrued expenses	13,141	9,100
Deferred income tax liability	16,312	10,799

Total liabilities	489,540	399,429
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,505 and 11,214 shares issued and outstanding, respectively	115	112
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding.	—	—
Additional paid-in capital	75,446	71,918
Stock subscription receivable	(72)	(213)
Deferred compensation	(1,552)	(50)
Unrealized losses on cash flow hedges, net of tax	(488)	—
Retained earnings	13,852	3,665

Total stockholders’ equity	87,301	75,432

Total liabilities and stockholders’ equity	$576,841	$474,861

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2004	2003	2004	2003
Income:
Interest and fee income	$18,494	$14,612	$52,463	$41,440
Interest expense	4,588	4,799	12,142	13,258

Net interest and fee income	13,906	9,813	40,321	28,182
Provision for credit losses	2,660	2,060	7,428	5,830

Net interest and fee income after provision for credit losses	11,246	7,753	32,893	22,352
Insurance and other income	1,152	860	3,243	2,488

Operating income	12,398	8,613	36,136	24,840
Salaries and benefits	3,538	2,631	10,198	7,482
General and administrative	2,490	1,782	7,530	5,287
Financing related costs	635	442	1,568	1,152
Change in fair value of warrants	—	1,416	—	5,030

Income before income taxes	5,735	2,342	16,840	5,889
Income taxes	2,264	1,484	6,653	4,313

Net income	3,471	858	10,187	1,576
Preferred stock dividends	—	487	—	1,440

Net income attributable to common stockholders	$3,471	$371	$10,187	$136

Basic earnings per share:	$0.31	$0.22	$0.90	$0.08

Diluted earnings per share:	$0.30	$0.12	$0.87	$0.06

Shares used in computing basic earnings per share:	11,354,023	1,715,502	11,286,753	1,760,775

Shares used in computing diluted earnings per share:	11,728,015	7,449,501	11,688,920	2,260,842

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)
(unaudited)

						Unrealized
	Common		Additional	Stock		Losses on		Total
	Stock		Paid-in	Subscription	Deferred	Cash Flow	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Compensation	Hedges	Earnings	Equity
Balance, December 31, 2002	1,623,440	$16	$1,842	$(147)	—	—	$2,493	$4,204
Issuance of Common Stock, net of issuance costs of $1,599	3,673,317	36	45,307	(189)	—	—	—	45,154
Exercise of stock options	60,655	1	219	—	—	—	—	220
Tax benefit on stock options exercised	—	—	249	—	—	—	—	249
Payment of receivables	—	—	—	123	—	—	—	123
Preferred stock conversion	5,156,152	52	17,099	—	—	—	—	17,151
Warrants conversion	700,046	7	7,138	—	—	—	—	7,145
Deferred compensation related to stock options	—	—	64	—	(64)	—	—	—
Amortization of deferred compensation	—	—	—	—	14	—	—	14
Preferred Stock dividends	—	—	—	—	—	—	(2,006)	(2,006)
Net income	—	—	—	—	—	—	3,178	3,178

Balance, December 31, 2003	11,213,610	112	71,918	(213)	(50)	—	3,665	75,432
Issuance of common stock	21,688	1	289	—	—	—	—	290
Exercise of stock options	141,924	1	417	—	—	—	—	418
Tax benefit on stock options exercised	—	—	801	—	—	—	—	801
Restricted stock grant	127,372	1	2,021	—	(2,022)	—	—	—
Payment of receivables	—	—	—	141	—	—	—	141
Amortization of deferred compensation	—	—	—	—	520	—	—	520
Unrealized losses on cash flow hedges, net of tax	—	—	—	—	—	(488)	—	(488)
Net income	—	—	—	—	—	—	10,187	10,187

Balance, September 30, 2004	11,504,594	$115	$75,446	$(72)	$(1,552)	$(488)	$13,852	$87,301

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine-months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$10,187	$1,576
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,175	631
Provision for credit losses	7,428	5,830
Deferred taxes	6,653	4,313
Change in fair value of warrants	—	5,030
Amortization of deferred initial direct costs and fees	8,839	7,564
Deferred initial direct costs and fees	(10,241)	(8,982)
Effect of changes in other operating items:
Other assets	(2,064)	(413)
Accounts payable and accrued expenses	3,213	4,919

Net cash provided by operating activities	25,190	20,468

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(205,543)	(177,359)
Principal collections on lease finance receivables	138,809	110,469
Security deposits collected, net of returns	2,273	3,073
Acquisitions of property and equipment	(1,184)	(767)

Net cash used in investing activities	(65,645)	(64,584)

Cash flows from financing activities:
Issuances of common stock, net of terminations	431	231
Exercise of stock options	418	—
Term securitization advances	304,617	204,890
Term securitization repayments	(153,060)	(100,197)
Secured bank facility advances	20,421	95,659
Secured bank facility repayments	(24,929)	(113,879)
Warehouse advances	103,448	116,173
Warehouse repayments	(169,719)	(146,779)
Change in restricted cash	(3,833)	(2,499)

Net cash provided by financing activities	77,794	53,599

Net increase in cash and cash equivalents	37,339	9,483
Cash and cash equivalents, beginning of period	29,435	6,354

Cash and cash equivalents, end of period	$66,774	$15,837

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,549	$11,814
Cash paid for income taxes	—	—

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

NOTE 2 - Basis of Financial Statement Presentation and Critical Accounting Policies

In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2004 and the results of operations for the three and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2004. The consolidated results of operations for the three and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, valuations of warrants and income taxes. Actual results could differ from estimates.

NOTE 3 - Net Investment in Direct Financing Leases

Net investment in direct financing leases consists of the following:

	September 30,	December 31,
	2004	2003
	(dollars in thousands)
Minimum lease payments receivable	$557,783	$489,430
Estimated residual value of equipment	39,985	37,091
Unearned lease income, net of initial direct costs and fees deferred	(92,501)	(82,979)
Security deposits	(19,101)	(16,828)
Allowance for credit losses	(6,031)	(5,016)

	$480,135	$421,698

Substantially all of the Company’s leases are assigned as collateral for borrowings.

Initial direct costs and fees deferred were $16.1 million and $14.7 million as of September 30, 2004 and December 31, 2003, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At September 30, 2004 and December 31, 2003, $24.4 million and $20.4 million, respectively, of residual assets retained on our balance sheet were related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of September 30, 2004:

	Minimum lease	Income
Period Ending	payments receivable	Amortization
December 31:	September 30, 2004	September 30, 2004
	(dollars in thousands)
2004	$60,540	$14,138
2005	209,857	41,185
2006	150,121	22,557
2007	85,890	10,475
2008	41,514	3,736
Thereafter	9,861	410

	$557,783	$92,501

NOTE 4 - Derivative Financial Instruments

We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the balance sheet at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities.

We issued a term note securitization on July 22, 2004 where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. As of September 30, 2004, we had interest rate swap agreements related to these transactions with underlying notional amounts of $196.0 million. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair values of $807,000. These interest rate swap agreements were designated as cash flow hedges with unrealized losses recorded in equity section of the balance sheet of approximately $488,000, net of tax, as of September 30, 2004. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the three and nine-month periods ended September 30, 2004. The Company does not expect any of the unrealized losses will be reclassified into earnings within the next twelve months. There were no outstanding interest rate swap agreements at December 31, 2003 or in the three and nine-month periods ended September 30, 2003.

During the three and nine-month period ended September 30, 2004, the Company recognized a net loss of $75,000 in other financing related costs related to the fair values of the interest rate swaps that were terminated or did not qualify for hedge accounting. As of September 30, 2004, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $1.4 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at a fair value of $20,000. This derivative is also related to the 2004 term securitization and is intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization. There were no similar swap arrangements in 2003 and, accordingly, no related gain or loss recognized in the three and nine-month periods ended September 30, 2003.

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in our warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $137,000 and $144,000 as of September 30, 2004 and December 31, 2003, respectively. Changes in their fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of September 30, 2004 and December 31, 2003 was $144.7 million and $120.7 million, respectively.

Note 5 - Comprehensive Income

Comprehensive income for the three and nine-months ended September 30, 2004 and 2003 was as follows (dollars in thousands):

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, attributable to common stockholders as reported	$3,471	$371	$10,187	$136
Unrealized losses on cash flow hedges, net of tax	(488)	—	(488)	—

Comprehensive income	$2,983	$371	$9,699	$136

NOTE 6 – Earnings Per Common Share

Earnings per common share (“EPS”) was calculated as follows (in thousands, except per share amounts):

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income attributable to common stockholders	$3,471	$371	$10,187	$136
Preferred stock dividends	—	487	—	—

Net income attributable to common stockholders used in computing diluted EPS	$3,471	$858	$10,187	$136

Weighted average common shares outstanding used in computing basic EPS	11,354	1,716	11,287	1,761
Effect of dilutive securities:
Convertible preferred stock	—	5,156	—	—
Stock options and warrants	374	578	402	500

Adjusted weighted average common shares used in computing diluted EPS	11,728	7,450	11,689	2,261

Net earnings per common share:
Basic	$0.31	$0.22	$0.90	$0.08
Diluted	$0.30	$0.12	$0.87	$0.06

Anti-dilutive common stock options amounting to 160,500 and 145,197 were excluded from the weighted average shares outstanding from dilutive per share calculations for the three and nine-month periods ended September 30, 2004, respectively. There were no anti-dilutive common stock options for the three and nine-month periods ended September 30, 2003.

The effect of convertible preferred stock for the nine-month period ended September 30, 2003 was deemed anti-dilutive and, therefore, excluded from the calculation and disclosure of diluted earnings per share for that period.

NOTE 7 - Stock-Based Compensation

On March 9, 2004 the Company issued restricted common shares under its 2003 Equity Compensation Plan of which 127,372 were outstanding and unvested at September 30, 2004. Certain officers of the Company irrevocably elected to receive the restricted shares in lieu of cash based on a percentage of their targeted annual bonus expected to be paid over the next three years. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if designated performance goals are achieved. The Company recorded deferred compensation of approximately $2.0 million at the time of issuance based on the then stock price of $15.88. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $169,000 and $506,000 of compensation expense related to this program for the three and nine months ended September 30, 2004.

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the fair value per share exceeds the exercise price per share at the measurement date, which is generally the grant date. This deferred compensation is recognized over the vesting period. During the three months ended September 30, 2004, the Company issued 15,000 options with an exercise price equal to the fair market value of the Company’s stock on the date of grant. During the nine months ended September 30, 2004, the Company issued 207,000 options with an exercise price equal to the fair market value of the Company’s stock on the date of grant. Therefore, no compensation expense was recognized for 2004 grants.

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

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, attributable to common stockholders as reported	$3,471	$371	$10,187	$136
Add: stock-option-based employee compensation expense included in net income, net of tax	2	2	9	6
Deduct: total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of tax	(77)	(4)	(198)	(13)

Pro forma net income attributable to common stockholders	$3,396	$369	$9,998	$129

Basic net income per share attributable to common stockholders:
As reported	$0.31	$0.22	$0.90	$0.08
Adjusted	$0.30	$0.22	$0.89	$0.07
Diluted net income per share attributable to common stockholders:
As reported	$0.30	$0.12	$0.87	$0.06
Adjusted	$0.29	$0.11	$0.86	$0.06

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

Overview

We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed rate transactions with terms generally ranging from 36 to 72 months. At September 30, 2004, our lease portfolio consisted of approximately 93,000 accounts with an average original term of 46 months and average original transaction size of approximately $8,000.

Since our founding in 1997, we have grown to $576.8 million in total assets at September 30, 2004. Our assets are substantially comprised of our net investment in leases which totaled $480.1 million at September 30, 2004. Our lease portfolio grew approximately 21% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added three regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Chicago, Illinois in the first quarter of 2004. Growing the lease portfolio, while maintaining asset quality, remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.

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

						Nine-
						Months Ended
	As of or For the Years Ended December 31,					September 30,
	1999	2000	2001	2002	2003	2004
Number of sales account executives	32	41	50	67	84	98
Number of originating sources (1)	366	631	815	929	1,147	1,260

(1)	Monthly average of origination sources generating lease volume.

Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense, taxes and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended September 30, 2004, our annualized net credit losses were 1.90% of our average net investment in leases. We establish reserves for credit losses which requires us to estimate expected losses in our portfolio.

Our leases are classified under accounting principles generally accepted in the United States of America (GAAP) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our investment in leases is reflected in our consolidated financial statements as “net investment in direct financing leases.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 68% of our lease portfolio amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of September 30, 2004, 100% of our borrowings were in fixed rate term note securitizations following the completion of our sixth term securitization on July 22, 2004.

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

Earnings Per Share

As described above, in conjunction with our November 2003 reorganization and IPO, warrants were exercised and convertible preferred stock converted, and our capital structure simplified into one class of common stock outstanding. The number of common shares issued as a result of these conversions was 5.86 million, or approximately 52% of total common shares outstanding following the IPO. Because of the significant impact on share count and the related impact on operations from warrant valuations and preferred dividends, we believe a 2003 pro forma analysis of diluted EPS provides a more meaningful basis to evaluate performance of the Company on a comparative basis. The table below reconciles EPS calculations on a GAAP basis to pro forma EPS for the identified periods of 2003 and assumes the exercise of the warrants and the conversion of the convertible preferred stock as of the beginning of such periods reported and adds back warrant expenses and preferred dividends (in thousands, except per share amounts):

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income attributable to common stockholders as reported	$3,471	$371	$10,187	$136
Preferred Stock dividend	—	487	—	—

Adjusted net earnings (used for diluted EPS)	$3,471	$858	$10,187	$136

Weighted average common shares outstanding (used for basic EPS)	11,354	1,716	11,287	1,761
Effect of dilutive securities:
Convertible Preferred Stock	—	5,156	—	—
Stock options and warrants	374	578	402	500

Weighted average common shares outstanding (used for diluted EPS)	11,728	7,450	11,689	2,261

Earnings per share as reported:
Basic	$0.31	$0.22	$0.90	$0.08
Diluted	$0.30	$0.12	$0.87	$0.06
Pro forma earnings per share:
Adjusted net earnings (used for diluted EPS)		$858		$136
Preferred Stock dividend		—		1,440
Change in fair value of warrants		1,416		5,030

Adjusted net earnings		$2,274		$6,606

Adjusted weighted average common shares used for diluted EPS		7,450		2,261
Assumed conversions:
Convertible Preferred Stock		—		5,156
Warrants		571		571

Pro forma weighted average shares used for diluted EPS		8,021		7,988

Pro forma diluted earnings per share		$0.28		$0.83

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

Derivatives. SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities, requires recognition of all derivatives at their fair value as either assets or liabilities in the consolidated balance sheet. The accounting for subsequent changes in the fair value of these derivatives depends on whether it has been designated and qualifies for hedge accounting treatment pursuant to the accounting standard. For derivatives not designated or qualifying for hedge accounting, the related gain or loss is recognized in earnings each period and included in other income or financing related costs in the consolidated statement of operations. For derivatives designated for hedge accounting, initial assessments are made as to whether the hedging relationship is expected to be highly effective and on-going periodic assessments may be required to determine the on-going effectiveness of the hedge. The gain or loss on derivatives qualifying for hedge accounting is recorded in other comprehensive income on the balance sheet net of tax effects (unrealized gain or loss on cash flow hedges) or in current period earnings depending on the effectiveness of the hedging relationship.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2004 and 2003

Net income. Net income was $3.5 million for the three-month period ended September 30, 2004. This represented a $2.6 million increase from the same period of 2003. Excluding the impact of the change in fair value of warrants of $1.4 million for the three-month period ended September 30, 2003, net income would have increased $1.2 million, or 52.6% for the three-month period ended September 30, 2004. Net income was $858,000 for the three-month period ended September 30, 2003 including the impact of changes in fair value of warrants outstanding. All warrants were exercised in November 2003 and are no longer outstanding and therefore had no impact on 2004 results. Our increased earnings are primarily the result of growth and improved net interest and fee margins in our core leasing business. We continue to benefit from lower borrowing costs in the current interest rate environment.

During the three-months ended September 30, 2004, we generated 7,974 new leases with a cost of $68.8 million compared to 7,925 leases with a cost of $65.4 million generated for the three-months period ended September 30, 2003. The weighted average implicit interest rate on new leases originated was 13.75% for the three-months period ended September 30, 2004 compared to 13.80% for same period in 2003. Overall, our average net investment in direct financing leases (“DFL”) grew 23.2%, to $462.1 million at September 30, 2004 from $375.2 million at September 30, 2003.

	Three-months Ended
	September 30,
	2004	2003
	(dollars in thousands)
Interest income	$14,355	$11,752
Fee income	4,139	2,860

Interest and fee income	18,494	14,612
Interest expense	4,588	4,799

Net interest and fee income	$13,906	$9,813

Average net investment in direct financing leases(1)	$462,090	$375,190
Percent of average net investment in direct financing leases:
Interest income	12.43%	12.53%
Fee income	3.58	3.05

Interest and fee income	16.01	15.58
Interest expense	3.97	5.12

Net interest and fee margin	12.04%	10.46%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.

Net interest and fee income and margin. Net interest and fee income increased $4.1 million, or 41.7%, to $13.9 million for the three-months ended September 30, 2004 from $9.8 million for the three-months ended September 30, 2003. The increase in the annualized net interest and fee margin represents an increase of 158 basis points to 12.04% in the three-month period ended September 30, 2004 from 10.46% for the same period in 2003. For the three-month period ended September 30, 2004 compared to the same period in 2003, our weighted average cost of borrowing as a percentage of average net investment in DFL declined 115 basis points while our interest income yield declined less significantly, by 10 basis points. During this same period, fee income also increased by 53 basis points contributing to the net margin expansion.

Interest income, net of amortized initial direct costs and fees, increased $2.6 million, or 22.1%, to $14.4 million for the three-month period ended September 30, 2004 from $11.8 million for the three-month period ended September 30, 2003. The increase in interest income was due principally to a 23.2% growth in the average net investment in DFL outstanding which increased $86.9 million to $462.1 million at September 30, 2004 from $375.2 million at September 30, 2003.

Fee income increased $1.3 million, or 44.7%, to $4.1 million for the three-month period ended September 30, 2004 from $2.9 million for the same period in 2003. All major components of fee income contributed to the increase in the 2004 period consistent with the continued growth in our lease portfolio. The largest increases came from higher net residual income that grew $722,000 to $1.3 million and additional late fees that grew $383,000 to $1.9 million. Growth in residual income is reflective of the seasoning of our lease portfolio with more lease contracts reaching end of term and moving into renewal status. Fee income, as a percentage of the average net investment in DFL, increased 53 basis points to 3.58% annualized for the three-month period ended September 30, 2004 from 3.05% annualized for the same period in 2003.

Interest expense decreased $211,000 to $4.6 million for the three-month period ended September 30, 2004 from $4.8 million for the same period in 2003. Interest expense, as a percentage of the average net investment in DFL, decreased 115 basis points to 3.97% annualized for the three-month period ended September 30, 2004 from 5.12% annualized for the same period in 2003.

Interest expense as a percentage of weighted average borrowings was 3.81% for the third quarter ended September 30, 2004 compared to 4.90% for the same period in 2003. The average balance for our warehouse facilities was $39.4 million for the three months ended September 30, 2004 compared to $12.4 million for the same period ended September 30, 2003. The average borrowing costs for our warehouse facilities was 2.15% for the three months ended September 30, 2004 compared to 3.36% for the three months ended September 30, 2003.

In addition to lower warehouse funding rates in 2004, scheduled repayments and payoffs of higher coupon term borrowings over the past 12 months also blended borrowing costs lower. In August 2004 we exercised our call option and paid off our 2001 term securitization when the remaining note balances outstanding were $16.3 million at a coupon of approximately 6.00%. In April 2004 we exercised our call option and paid off our 2000 term securitization when the remaining note balances outstanding were $9.4 million at a coupon of 7.96%. In November 2003 we repaid $10 million of subordinated debt with a coupon of 11%. For the quarter ended September 30, 2004 average warehouse funding was $39.4 million or 8.5% of average investment in DFL compared with $12.4 million and 33.0% of average investment in DFL for the same period in 2003.

Insurance and other income. Insurance and other income increased $292,000, or 34.0%, to $1.2 million for the three-month period ended September 30, 2004 from $860,000 for the same period in 2003. The increase is primarily related to higher insurance income of $269,000 from a 28.4% increase in the average number of insured accounts in the 2004 period compared to the same period in the prior year.

Salaries and benefits expense. Salaries and benefits expense increased $907,000, or 34.5%, to $3.5 million for the three-months ended September 30, 2004 from $2.6 million for the same period in 2003. Total personnel increased to 265 at September 30, 2004 from 227 at September 30, 2003. For the three-months ended September 30, 2004 compared to the same period in 2003, sales and credit compensation increased $387,000 related to additional hiring of sales account executives and credit analysts and higher commissions earned for the period net of initial costs deferred per SFAS 91. Compensation in management and support areas increased $519,000 of which $157,000 was related to management incentive bonus accruals.

General and administrative expense. General and administrative expenses increased $708,000, or 39.7%, to $2.5 million for the three-months ended September 30, 2004 from $1.8 million for the same period in 2003. The increase in general and administrative expenses was due primarily to our continued growth and costs associated with being a public company. Increases included: insurance costs of $162,000 related to higher Directors and Officers Insurance costs, investor relations expenses of $52,000, and audit fees of $93,000. Audit services increased due to more external and internal audit services performed by outside firms mostly attributed to Sarbanes-Oxley compliance. Other increases totaling $274,000 were noted in expenses related to occupancy, data processing, collections, postage, bank fees, equipment and depreciation are attributable to overall continued growth of the Company and our lease portfolio.

Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to limit our exposure to possible increases in interest rates. Financing related costs increased $193,000 to $635,000 for the three-month period ended September 30, 2004 from $442,000 for the same period in 2003. Expenses and mark-to-market adjustments of $209,000 were recorded on derivatives for the three-month period ended September 30, 2004 compared with income of $39,000 for the three months ended September 30, 2003. Commitment fees were $426,000 for the three months ended September 30, 2004 compared with $481,000 for the three months ended September 30, 2003.

Change in fair value of warrants. As part of our reorganization undertaken in November 2003, all outstanding warrants were exercised on a net issuance basis for common stock. Accordingly, this non-cash expense did not continue beyond fiscal year 2003. The fair value of warrants issued in connection with subordinated debt increased $1.4 million in the three-month period ended September 30, 2003.

Provision for credit losses. The provision for credit losses increased $600,000, or 29.1%, to $2.7 million for the three-months ended September 30, 2004 from $2.1 million for the same period in 2003. The increase in our provision for credit losses resulted principally from growth of our lease portfolio and corresponding charge-offs and our estimates of losses inherent in the existing portfolio. The provision in the current quarter included $250,000 estimated for certain specifically identified accounts now viewed as probable charge-offs in the fourth quarter. Net charge-offs were $2.2 million for the three-month period ended September 30, 2004 and $1.8 million for the same period in 2003.

Provision for income taxes. The provision for income taxes increased 52.6% to $2.3 million for the three-month period ended September 30, 2004 from $1.5 million for the same period in 2003. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 39.5% for the three-month period ended September 30, 2004 and 63.4% for the same period in 2003. The effective tax rate in 2003 was unusual due to expense in 2003 relating to the change in fair value of warrants, which is a non-cash expense and not tax deductible. We expect the effective tax rate in 2004 to approximate the same level as recognized in the third quarter of 2004.

Comparison of Nine Months Ended September 30, 2004 and 2003

Net income. Net income was $10.2 million for the nine-month period ended September 30, 2004. This represented a $8.6 million increase from the same period of 2003. Excluding the impact of the change in fair value of warrants of $5.0 million for the nine-month period ended September 30, 2003, net income would have increased $3.6 million, or 54.2% for the nine-month period ended September 30, 2004. Net income was $1.6 million for the nine-month period ended September 30, 2003 including the impact of changes in fair value of warrants outstanding. All warrants were exercised in November 2003 and are no longer outstanding and therefore had no impact on 2004 results. Our increased earnings are primarily the result of growth and improved net interest and fee margins in our core leasing business. We continue to benefit from lower borrowing costs in the current interest rate environment.

During the nine-months ended September 30, 2004, we generated 24,300 new leases with a cost of $205.5 million compared to 22,314 leases with a cost of $175.7 million generated for the nine-month period ended September 30, 2003. The weighted average implicit interest rate on new leases originated was 13.86% for the nine-month period ended September 30, 2004 compared to 14.13% for same period in 2003. Overall, our average net investment in direct financing leases (“DFL”) grew 24.7%, to $441.7 million for the nine months ended September 30, 2004 from $354.3 million for the nine months ended September 30, 2003.

	Nine-months Ended
	September 30,
	2004	2003
	(dollars in thousands)
Interest income	$40,882	$33,536
Fee income	11,581	7,904

Interest and fee income	52,463	41,440
Interest expense	12,142	13,258

Net interest and fee income	$40,321	$28,182

Average net investment in direct financing leases(1)	$441,722	$354,297
Percent of average net investment in direct financing leases:
Interest income	12.34%	12.62%
Fee income	3.50	2.97

Interest and fee income	15.84	15.59
Interest expense	3.67	4.99

Net interest and fee margin	12.17%	10.60%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.

Net interest and fee margin. Net interest and fee income increased $12.1 million, or 43.1%, to $40.3 million for the nine-months ended September 30, 2004 from $28.2 million for the nine-months ended September 30, 2003. The increase in the annualized net interest and fee margin represents an increase of 157 basis points to 12.17% in the nine-month period ended September 30, 2004 from 10.60% for the same period in 2003. For the nine-month period ended September 30, 2004 compared to the same period in 2003, our weighted average cost of borrowing as a percentage of average net investment in DFL declined 132 basis points while our interest income yield declined less significantly, by 28 basis points. During this same period, fee income also increased by 53 basis points contributing to the net margin expansion.

Interest income, net of amortized initial direct costs and fees, increased $7.4 million, or 21.9%, to $40.9 million for the nine-month period ended September 30, 2004 from $33.5 million for the nine-month period ended September 30, 2003. The increase in interest income was principally due to a 24.7% growth in the average net investment in DFL outstanding which increased $87.4 million to $441.7 million at September 30, 2004 from $354.3 million at September 30, 2003.

Fee income increased $3.7 million, or 46.5%, to $11.6 million for the nine-month period ended September 30, 2004 from $7.9 million for the same period in 2003. All major components of fee income contributed to the increase in the 2004 period consistent with the continued growth in our lease portfolio. The increase in fee income resulted primarily from higher net residual income of $1.9 million on lease terminations and late fees earned of $1.0 million. In addition, early prepayment gains and interim rent accounted for $731,000 of increases in the 2004 period. Fee income, as a percentage of the average net investment in DFL, increased 53 basis points to 3.50% annualized for the nine-month period ended September 30, 2004 from 2.97% annualized for the same period in 2003.

Interest expense decreased $1.2 million to $12.1 million for the nine-month period ended September 30, 2004 from $13.3 million for the same period in 2003. Interest expense, as a percentage of the average net investment in DFL, decreased 132 basis points to 3.67% annualized for the nine-month period ended September 30, 2004 from 4.99% annualized for the same period in 2003. Interest expense as a percentage of weighted average borrowings was 4.08% for the nine months ended September 30, 2004 compared to 4.86% for the same period in 2003. The interest rate environment has generally been lower and resulted in lower blended average borrowing costs as recent term debt issues have been for larger amounts at lower coupons than older issues. Older, higher coupon, term deals continue to amortize and comprise a smaller percentage of fixed rate term borrowings outstanding. Also, the average coupon cost for our warehouse facilities was 2.12% for the nine months ended September 30, 2004 compared to 2.49% for the nine months ended September 30, 2003. The average balance for our warehouse facilities was $92.5 million for the nine months ended September 30, 2004 compared to $80.1 million for the same period ended September 30, 2003.

In addition to lower warehouse funding rates in 2004, scheduled repayments and payoffs of higher coupon term borrowings over the past 12 months also blended borrowing costs lower. In August 2004 we exercised our call option and paid off our 2001 term securitization when the remaining note balances outstanding were $16.3 million at a coupon of approximately 6.00%. In April 2004 we exercised our call option and paid off our 2000 term securitization when the remaining note balances outstanding were $9.4 million at a coupon of 7.96%. In November 2003 we repaid $10 million of subordinated debt with a coupon of 11%. For the nine months ended September 30, 2004 average warehouse funding was $92.5 million or 20.9% of average investment in DFL compared with $80.1 million and 22.6% of average investment in DFL for the same period in 2003.

Insurance and other income. Insurance and other income increased $750,000, or 30.3%, to $3.2 million for the nine-month period ended September 30, 2004 from $2.5 million for the same period in 2003. The increase is primarily related to higher insurance income of $684,000 from a 27.5% increase in the number of insured accounts.

Salaries and benefits expense. Salaries and benefits expense increased $2.7 million, or 36.3%, to $10.2 million for the nine-months ended September 30, 2004 from $7.5 million for the same period in 2003. Total personnel increased to 265 at September 30, 2004 from 227 at September 30, 2003. For the nine-months ended September 30, 2004 compared to the same period in 2003, sales and credit compensation increased $1.4 million related to additional hiring of sales account executives and credit analysts and higher commissions earned for the period net of initial costs deferred per SFAS 91. In addition, collection salaries increased $422,000 due to increased staffing levels and higher collection commissions earned. Compensation in management and other support areas increased $922,000, of which $320,000 was related to management incentive bonus accruals.

General and administrative expense. General and administrative expenses increased $2.2 million, or 42.4%, to $7.5 million for the nine-months ended September 30, 2004 from $5.3 million for the same period in 2003. The increase in general and administrative expenses was due primarily to an increase in insurance costs of $480,000 relating to higher Directors and Officers Insurance costs and of $267,000 in franchise taxes. Other increases included: occupancy expense of $165,000 due to the incremental costs of the new Chicago office and expanded Denver and Atlanta offices, investor relations expense of $147,000, and audit fees of $178,000 for the incremental costs associated with being a Public Company and Sarbanes-Oxley compliance.

Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to limit our exposure to possible increases in interest rates. Financing related costs increased $416,000 to $1.5 million for the nine-month period ended September 30, 2004 from $1.1 million for the same period in 2003 principally due to write downs in the fair market values of derivatives and increased commitment fees resulting from an increase of $25 million in overall warehouse commitment levels. Mark to market charges taken on our interest rate caps were $450,000 for the nine-month period ended September 30, 2004 compared with $192,000 for the nine-months ended September 30, 2003. Commitment fees were $1.1 million for the nine-month period ended September 30, 2004 compared with $960,000 for the nine-month period ended September 30, 2003.

Change in fair value of warrants. As part of our reorganization undertaken in November 2003, all outstanding warrants were exercised on a net issuance basis for common stock. Accordingly, this non-cash expense did not continue beyond fiscal year 2003. The fair value of warrants issued in connection with subordinated debt increased $5.0 million in the nine-month period ended September 30, 2003.

Provision for credit losses. The provision for credit losses increased $1.6 million, or 27.4%, to $7.4 million for the nine-months ended September 30, 2004 from $5.8 million for the same period in 2003. The increase in our provision for credit losses resulted principally from growth of our lease portfolio and corresponding charge-offs and our estimates of losses inherent in the existing portfolio. Net charge-offs were $6.4 million for the nine-month period ended September 30, 2004 and $5.1 million for the same period in 2003.

Provision for income taxes. The provision for income taxes increased 54.3% to $6.7 million for the nine-month period ended September 30, 2004 from $4.3 million for the same period in 2003. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 39.5% for nine-month period ended September 30, 2004 and 73.2% for the same period in 2003. The effective tax rate in 2003 was unusual due to expense in 2003 relating to the change in fair value of warrants, which is a non-cash expense and not tax deductible. We expect the effective tax rate in 2004 to approximate the same level as that recognized in the third quarter of 2004.

LEASE RECEIVABLES AND ASSET QUALITY

Our net investment in direct financing leases (“DFL”) grew $58.4 million or 13.9% to $480.1 million at September 30, 2004 from $421.7 million at December 31, 2003. Over the past nine months, the Company has increased its sales representatives and the number of independent dealers and other origination sources that generate and develop lease customers. The Company’s leases are assigned as collateral for borrowings as described below in Liquidity and Capital Sources.

The activity of the allowance for credit losses and delinquent accounts follows (dollars in thousands):

	Three-months Ended		Nine-months Ended		Year Ended
	September 30,		September 30,		December 31,
	2004	2003	2004	2003	2003
Allowance for credit losses, beginning of period	$5,569	$4,451	$5,016	$3,965	$3,965
Provision for credit losses	2,660	2,060	7,428	5,830	7,965
Charge-offs, net	(2,198)	(1,808)	(6,413)	(5,092)	(6,914)

Allowance for credit losses, end of period	$6,031	$4,703	$6,031	$4,703	$5,016

Annualized net charge-offs to average net investment in leases(1)	1.90%	1.93%	1.94%	1.92%	1.89%
Allowance for credit losses to net investment in leases(1)	1.28%	1.22%	1.28%	1.22%	1.22%

Average net investment in leases(1)	$462,090	$375,190	$441,722	$354,297	$365,662

Delinquencies 60 days or more past due	$4,067	$2,961	$4,067	$2,961	$3,629
Delinquencies 60 days or more past due(2)	0.73%	0.64%	0.73%	0.64%	0.74%
Allowance for credit losses to delinquent accounts 60 days or more past due	148.29%	158.83%	148.29%	158.83%	138.22%

Non-accrual leases	$1,722	$1,489	$1,722	$1,489	$1,504
Renegotiated leases	$2,374	$1,927	$2,374	$1,927	$2,056

(1)	Average net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred.
(2)	Calculated as a percent of minimum lease payments receivable.

Net investments in direct financing leases are charged-off when they are contractually past due 121 days based on the historical net loss rates realized by the Company. Income is not recognized on leases when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease becomes less than 90 days delinquent.

Delinquent accounts 60 days or more past due as a percentage of average net investment in DFL declined to 0.73% at September 30, 2004 from 0.74% at December 31, 2003. We generally experience higher delinquency rates in December of each year, as we believe our lessees adjust their payment patterns around the year-end. The September 30, 2004 60 days or more delinquency level was higher than the 0.64% level at September 30, 2003 and 0.66% level as of June 30, 2004. We attribute approximately $250,000, or 0.05% in additional accounts 60 days or more delinquent to approximately four borrowers viewed as probable charge-offs in the fourth quarter of 2004. Accordingly, we increased our provision for credit losses by $250,000 in the third quarter 2004 to reserve for possible exposure from these accounts.

Annualized net charge-offs as a percentage of average net investment in DFL were 1.90% and 1.94% for the three and nine month periods ending September 30, 2004, respectively, compared with 1.93% and 1.92% for the three and nine month periods ending September 30, 2003, respectively. In the current economic environment, we expect net charge-offs to approximate 2.0% of our average net investment in leases and consider our net charge-off levels in the periods reported to be consistent with our expectations.

Residual Performance

Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of September 30, 2004, approximately 68% of our leases were one dollar purchase option leases, 20% were fair market value leases and 12% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of September 30, 2004, there were $40.0 million of residual assets retained on our balance sheet of which $24.4 million were related to copiers.

Our leases generally include renewal clauses and some leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the three and nine months ended September 30, 2004 and 2003, renewal income, net of depreciation amounted to $1.2 million, $745,000, $3.1 million, and $1.7 million, respectively and net gains (losses) on residual values amounted to $101,000, ($198,000), $71,000, and ($382,000), respectively.

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

We used net cash in investing activities of $65.6 million for the nine months ended September 30, 2004, and $64.6 million for the nine months ended September 30, 2003. Investing activities primarily relate to lease originations.

Net cash provided by financing activities was $77.8 million for the nine months ended September 30, 2004 and $53.6 million for the nine months ended September 30, 2003. Net cash provided by financing activities in 2004 includes $304.6 million of proceeds from our last term securitization completed July 22, 2004. Financing activities in 2004 also include $347.7 million of net repayments of other borrowings including approximately $25.7 million to retire two term note securitizations.

Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $25.2 million for the nine months ended September 30, 2004, and $20.5 million for the nine months ended September 30, 2003.

We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.

Cash and Cash Equivalents. Our objective is to generally maintain a low cash balance, investing any free cash in leases. Total cash and cash equivalents as of September 30, 2004, was $66.8 million compared to $29.4 million at December 31, 2003. The cash position at September 30, 2004 was higher than normal due in part to an $80 million prefunding feature included in our 2004 term securitization. The balance of the prefunding proceeds were released to the company by September 30, 2004, increasing cash and cash equivalents.

As of September 30, 2004, we also had $19.5 million of cash that was classified as restricted cash, compared to $15.7 million at December 31, 2003. Restricted cash consists primarily of the cash reserve and advance payment accounts related to our term note securitizations.

Borrowings. Our borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. We initially fund our new lease production with cash from operations, equity and then advances from our warehouse facilities. We refinance our warehouse facilities periodically by completing term note securitizations. Term note securitizations have been done annually since 1999 and provide fixed-rate financing to support our fixed rate lease assets over the remaining term of the lease contracts. On July 22, 2004 we completed our most recent term note securitization for $304.6 million and repaid all amounts borrowed through our warehouse facilities.

Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	September 30, 2004				December 31, 2003
		Weighted		Maximum		Weighted
	Amounts	Average	Unused	Facility	Amount	Average
	Outstanding	Coupon	Capacity	Amounts	Outstanding	Coupon
			(dollars in thousands)
Revolving bank facility(1)	$0	—%	$40,000	$40,000	$4,508	3.68%
CP conduit warehouse facilities(1)	0	—	225,000	225,000	66,272	2.06
Term note securitizations (2)	459,681	3.46	—	—	308,120	3.97

	$459,681	3.46%	$265,000	$265,000	$378,900	3.63%

(1)	Subject to lease eligibility and borrowing base formula.
(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.

Revolving Bank Facility

As of September 30, 2004 and December 31, 2003, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 2.125%. The credit facility expires on August 31, 2005. There was zero outstanding under this facility at September 30, 2004 and $4.5 million outstanding at December 31, 2003. For the nine-months ended September 30, 2004 and the year ended December 31, 2003, the weighted average interest rates were 3.46% and 3.94%, respectively. For the nine-months ended September 30, 2004 and year ended December 31, 2003, the Company incurred commitment fees on the unused portion of the credit facility of $174,000 and $156,000, respectively.

CP Conduit Warehouse Facilities

We have two Commercial Paper (“CP”) conduit warehouse facilities that allow us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transfer pools of leases and interests in the related equipment to special purpose, wholly-owned, bankruptcy remote, special purpose subsidiaries of the Company, which issue variable rate notes to investors. These facilities require that the Company limit its exposure to adverse interest rate movements on the variable rate notes through entering into interest rate cap agreements.

00-A Warehouse Facility — This facility totals $125 million and was extended in October 2004 and now expires in October 2006. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the nine-months ended September 30, 2004 and the year ended December 31, 2003, the weighted average interest rates were 1.71% and 1.84%, respectively. There was zero outstanding under this facility at September 30, 2004 and $28.1 million outstanding at December 31, 2003.

02-A Warehouse Facility — This facility was increased from $75 million to $100 million in March 2004 and extended to now expire in April 2006. The 02-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the nine-months ended September 30, 2004 and year ended December 31, 2003, the weighted average interest rate was 2.28% and 2.43%, respectively. There was zero outstanding under this facility at September 30, 2004 and $38.1 million at December 31, 2003.

Term Note Securitizations

Since our founding, we have completed six on-balance-sheet term note securitizations. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest costs and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At September 30, 2004 and at December 31, 2003, outstanding term securitizations amounted to $459.7 million and $308.1 million, respectively.

On July 22, 2004 we closed on the issuance of our sixth term note securitization transaction in the amount of $304.6 million which included a pre-funding feature whereby approximately $80 million of cash proceeds was deposited into an account to fund qualifying new leases originated up to October 15, 2004. By September 30, 2004, the Company had received the total proceeds from the pre-funding account by delivering additional lease collateral. Partial proceeds from the 2004 transaction were used to reduce borrowings in our warehouse facilities to zero at September 30, 2004. In addition the Company had $66.8 million in cash balances at September 30, 2004 to fund continuing operations and new lease production. The 2004 term securitization included 6 classes of notes issued with three of the classes issued to investors at variable rates but swapped to fixed interest cost to the Company through use of derivative interest rate swap contracts. The weighted average interest coupon will approximate 3.81% over the term of the financing.

On August 16, 2004 we elected to exercise our call option and pay off our 2001-1 term securitization when the remaining note balances outstanding were $16.3 million at a coupon of approximately 6.0%. Our Series 2000-1 transaction was repaid in full on April 15, 2004 when the remaining note balances outstanding were $9.4 million at a coupon of approximately 8.0%. Our Series 1999-2 transaction was repaid in full on January 15, 2003. At September 30, 2004 the Company had three remaining term securitization transactions outstanding.

Our borrowings, including our term note securitizations, are collateralized by the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning these leases or placing liens or pledges on these leases.

Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement of $60.1 million and a maximum debt to equity ratio of 10 to 1. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of servicer termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of September 30, 2004 the Company was in compliance with terms of its warehouse facilities and term securitization agreements.

MARKET INTEREST RATE RISK AND SENSITIVITY

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable rate warehouse facilities and working capital. Our mix of fixed and variable rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable rate borrowings has ranged from zero to 43% of total borrowings and averaged 20%. Our highest exposure to variable rate borrowings generally occurs just prior to the issuance of a term note securitization.

We also use derivative financial instruments to attempt to further reduce our exposure to changing cash flows caused by possible changes in interest rates. On July 22, 2004 we issued a term note securitization where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to fixed interest costs to the Company for the term of the borrowing.

We may also use interest rate swaps to reduce our exposure to changing market interest rates prior to issuing a term note securitization. In this scenario we usually enter into a forward starting swap to coincide with the forecasted pricing date of our next term note securitization. The intention of this derivative is to reduce possible variations in future cash flows caused by changes in interest rates prior to our forecasted securitization. We may choose to hedge all or a portion of a forecasted transaction. In October 2004 we entered two forward starting swap agreements with a total notional amount of $100 million to partially hedge our forecasted 2005 term securitization. At September 30, 2004 we did not have any such swap agreements outstanding.

To provide additional protection against potential interest rate increases associated with our variable rate warehouse borrowing facilities, we are required by our CP conduit warehouse facilities to enter into derivative financial transactions. We are using interest rate caps to fulfill these requirements. As of September 30, 2004, we held interest rate caps with a notional amount of $144.7 million with several counterparties at various terms and the fair value of these contracts was $137,000.

The following table presents the expected principal repayment schedule of our debt and the related weighted average interest rates as of September 30, 2004 and for each year ended through December 31, 2008 and for periods thereafter.

	Expected Maturity Date by Calendar Year
	2004	2005	2006	2007	2008	Thereafter	Total
	(dollars in thousands)
Debt:
Fixed rate debt	$51,859	$178,766	$123,717	$67,717	$31,194	$6,428	$459,681
Average fixed rate	3.55%	3.70%	3.89%	3.90%	4.04%	4.18%	3.79%
Variable rate debt	—	—	—	—	—	—	—
Average variable rate	—	—	—	—	—	—	—

Our warehouse facilities charge variable rates of interest based on LIBOR, prime rate or commercial paper interest rates. Because our assets are predominately fixed rate, increases in these market interest rates would negatively impact earnings and decreases in the rates would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing under our new leases or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.

For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the twelve month period ended September 30, 2004 would be to reduce net interest and fee income by approximately $801,000 based on our average variable rate borrowings of approximately $80.1 million for the year then ended, excluding the effects of any changes in the value of interest rate caps and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.

We manage and monitor our exposure to interest rate risk using balance sheet simulation models. Such models incorporate many of our assumptions about our business including new asset production and pricing, interest rate forecasts, use of derivatives, overhead expense forecasts and assumed credit losses. Actual results may differ from our simulation models due to various factors including time and magnitude of interest rate changes, changes in customer behavior, effects of competition and other factors.

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

Part II. Other Information

Item 1. Legal Proceedings

We are party to various legal proceedings, which include claims, litigation and class action suits arising in the ordinary course of business. Some of these cases challenge certain of our lease contract provisions and business practices. None of the current purported class actions have been certified. Although the amount of any liability with respect to any such litigation cannot be determined, in the opinion of management, such liability is not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters To A Vote Of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number	Description
3.1(3)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.
4.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(2)	2003 Equity Compensation Plan of the Registrant.

10.2(2)	2003 Employee Stock Purchase Plan of the Registrant.

10.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation

10.5(2)	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.6(2)	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10.7(2)	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.8(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10.9(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corp., Marlin Leasing Receivables Corporation IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.10(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and

Exhibit
Number	Description
among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV, LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.11(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV, LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.

10.12(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.13(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.14(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.15(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10.16(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.17(1)	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10.18(4)	Second Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.19(4)	Third Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

32.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7,

2004 filed on October 12, 2004, and incorporated by reference herein.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated July 22, 2004, reporting that the Registrant had issued a press release announcing the completion of a $304.6 million term asset backed securitization, a copy of which was furnished as Exhibit 99.1 to that Form 8-K.

Current Report on Form 8-K dated July 27, 2004, reporting that the Registrant had issued a press release announcing its results of operations for the second quarter ended June 30, 2004, a copy of which was furnished as Exhibit 99.1 to that Form 8-K.

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

November 8, 2004
(Date)