Form 10-K
period 2004-12-31
MARLIN BUSINESS SERVICES CORP
filed 2005-03-15
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-50448
Marlin Business Services Corp.
(Exact name of Registrant as specified in its charter)

Pennsylvania	38-3686388
(State of incorporation)	(I.R.S. Employer Identification No.)
300 Fellowship Road, Mount Laurel, NJ 08054
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(888) 479-9111
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ National Market was approximately $60,732,608 as of June 30, 2004. Shares of common stock held by each executive officer and director and persons known to us who beneficially owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      The number of shares of Registrant’s common stock outstanding as of February 25, 2005 was 11,595,353 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement related to the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, is incorporated by reference into Part III of this Form 10-K.

MARLIN BUSINESS SERVICES CORP.
FORM 10-K

EXPLANATORY NOTE
      As previously disclosed in our Current Report on Form 8-K dated March 10, 2005, on March 8, 2005, our Board of Directors, including our Audit Committee, concluded to restate the Company’s financial statements for the years ended December 31, 2003 and December 31, 2002 and for the four quarters of fiscal 2004 and 2003.
      Following a review of its lease-related accounting policies, the Company determined that its accounting policy relating to the treatment of “interim rent” did not conform with generally accepted accounting principles (“GAAP”). As a result, the Company has changed the timing of the recognition and classification of “interim rent”, which represents rental payments paid by certain customers to cover the period between the installation of equipment and the commencement of the lease contract. Since its inception in 1997, the Company has recognized interim rent in fee income at the time it was invoiced, and it has described this practice in its prior financial statements. The Company, in consultation with its independent registered public accounting firm, KPMG LLP, has determined that interim rent payments should be treated in the same manner as other fixed non-cancelable contractual minimum lease payments due from lessees in determining the Company’s investment in direct financing leases. This treatment will defer the recognition of income for financial statement purposes while increasing the amount of unearned income for balance sheet purposes at the inception of the lease. The unearned income, net of initial direct origination costs, will be recognized over the lease term based on a constant periodic rate of return as interest income. This change lowered earnings for 2004 from $13.8 million or $1.18 per diluted share (as previously reported in the Company’s Form 8-K filing on February 3, 2005) to $13.5 million or $1.15 per diluted share.
      This change relates principally to the timing of income recognition for financial statement purposes. It is a non-cash adjustment and will not have any impact on historical or future cash flows or any other aspect of the Company’s business.
      The cumulative effect of this restatement from 1997 through the year ended December 31, 2004 was to reduce retained earnings by approximately $1.9 million, and book value per common share by $0.17. Net investment in leases decreased approximately $3.2 million related to the additional recorded unearned income that will be earned over the remaining term of the leases.
      The Company is reporting the effects of this change on prior periods in this Form 10-K, including restated financial statements for the years ended December 31, 2003 and December 31, 2002 and for the four quarters of fiscal years 2004 and 2003, and corrected information in the five year selected financial data table. As a result of this restatement, the financial statements contained in the Company’s prior filings with the SEC should not be relied upon.
      For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements,” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

PART I

Item 1.	BUSINESS
Overview
      We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to our end user customers, including copiers, telecommunications equipment, water filtration systems, computers, and certain commercial and industrial equipment. Our average lease transaction was approximately $8,400 at December 31, 2004, and we typically do not exceed $200,000 for any single lease transaction. This segment of the equipment leasing market is commonly known in the industry as the small-ticket segment. We access our end user customers through origination sources comprised of our existing network of over 9,200 independent commercial equipment dealers and, to a lesser extent, through relationships with lease brokers and direct solicitation of our end user customers. We use a highly efficient telephonic direct sales model to market to our origination sources. Through these origination sources, we are able to deliver convenient and flexible equipment financing to our end user customers. Our typical financing transaction involves a non-cancelable, full-payout lease with payments sufficient to recover the purchase price of the underlying equipment plus an expected profit. As of December 31, 2004, we serviced approximately 95,000 active equipment leases having a total original equipment cost of $797.3 million for approximately 76,000 end user customers.
      The small-ticket equipment leasing market is highly fragmented. We estimate that there are up to 75,000 independent equipment dealers who sell the types of equipment we finance. We focus primarily on the segment of the market comprised of the small and mid-size independent equipment dealers. We believe this segment is underserved because: 1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to equipment manufacturers and larger distributors, rather than the independent equipment dealers; and 2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service these equipment dealers on high volume, low-balance transactions. We focus on establishing our relationships with independent equipment dealers to meet their need for high quality, convenient point-of-sale lease financing programs. We provide equipment dealers with the ability to offer our lease financing and related services to their customers as an integrated part of their selling process, allowing them to increase their sales and provide better customer service. We believe our personalized service approach appeals to the independent equipment dealer by providing each dealer with a single point of contact to access our flexible lease programs, obtain rapid credit decisions and receive prompt payment of the equipment cost. Our fully integrated account origination platform enables us to solicit, process and service a large number of low balance financing transactions. From our inception in 1997 to December 31, 2004, we processed approximately 335,000 lease applications and originated nearly 146,000 new leases.
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
Initial Public Offering
      In November 2003, 5,060,000 shares of our common stock were issued in connection with an initial public offering (IPO). Of these shares, a total of 3,581,255 shares were sold by the company and 1,478,745 shares were sold by selling shareholders. The initial public offering price was $14.00 per share resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $46.6 million. We did not receive any proceeds from the shares sold by the selling shareholders. We used the net proceeds from the IPO as follows: (i) approximately $10.1 million was used to repay all of our outstanding 11% subordinated debt and all accrued interest thereon; (ii) approximately $6.0 million was used to pay accrued dividends on preferred stock which converted to common stock at the time of the IPO; and (iii) approximately $1.6 million was used to pay issuance costs incurred in connection with the IPO. The remaining proceeds were used to fund newly originated and existing leases in our portfolio and other general business purposes. Our common stock trades on the NASDAQ National Market under the ticker symbol “MRLN”.
Competitive Strengths
      We believe several characteristics may distinguish us from our competitors, including our:

Multiple sales origination channels. We use multiple sales origination channels to effectively penetrate the highly diversified and fragmented small-ticket equipment leasing market. Our direct origination channels, which typically account for approximately 67% of our originations, involve: 1) establishing relationships with independent equipment dealers; 2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers that sell their equipment; and 3) soliciting our existing end user customer base for repeat business. Our indirect origination channels which typically account for approximately 33% of our originations and consist of our relationships with brokers and certain equipment dealers who refer transactions to us for a fee or sell leases to us that they originated.

Highly effective account origination platform. Our telephonic direct marketing platform offers origination sources a high level of personalized service through our team of 100 sales account executives, each of whom acts as the single point of contact for his or her origination sources. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

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

Portfolio diversification. As of December 31, 2004, no single end user customer accounted for more than 0.06% of our portfolio and leases from our largest origination source accounted for only 1.6% of our portfolio. The portfolio is also diversified nationwide with the largest state portfolios existing in California (12%) and Florida (9%).

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

Sophisticated collections environment. Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and collect post charge-off recovery dollars. Our collection strategy generally utilizes a life-cycle approach, where a single collector handles an account through its entire delinquency period. This approach allows the collector to consistently communicate with the end user customer’s decision maker to ensure that delinquent customers are providing consistent information. In addition the collections department utilizes specialist collectors who focus on delinquent late fees, property taxes, bankrupt and large balance accounts.

Access to multiple funding sources. We have established and maintained diversified funding capacity through multiple facilities with several national credit providers. Our proven ability to consistently access funding at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business.

Experienced management team. Our executive officers average more than 15 years of experience in providing financing solutions primarily to small businesses. As we have grown, our founders have expanded the management team with a group of successful, seasoned executives.

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
      Of our 273 total employees as of December 31, 2004, we employed 100 sales account executives, each of whom receives a base salary and earns commissions based on their lease originations. We also employed three employees dedicated to marketing as of December 31, 2004.
      Sales Origination Channels. We use direct and indirect sales origination channels to effectively penetrate a multitude of origination sources in the highly diversified and fragmented small-ticket equipment leasing market. All sales account executives use our telephonic direct marketing sales model to solicit these origination sources and end user customers.

Direct Channels. Our direct sales origination channels, which typically account for approximately 67% of our originations, involve:

•	Independent equipment dealer solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $2.0 million in annual revenues and fewer than 20 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

•	National account endorsements. This channel focuses on securing endorsements from national equipment manufacturers and distributors and then leveraging those endorsements to become the preferred lease financing source for the independent dealers that sell the manufacturers’ or distributors’ equipment. Once the national account team receives an endorsement, the equipment dealers that sell the endorsing manufacturer’s or distributor’s products are contacted by our sales account executives in the independent equipment dealer channel. This allows us to quickly and efficiently leverage the endorsements into new business opportunities with many new equipment dealers located nationwide.

•	End user customer solicitations. This channel focuses on soliciting our existing portfolio of over 76,000 end user customers for additional equipment leasing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including that we already have their credit information and lease payment histories and they have already shown a propensity to finance their equipment.

Indirect Channels. Our indirect origination channels which typically account for approximately 33% of our originations and consist of our relationships with lease brokers and certain equipment dealers who refer end user customer transactions to us for a fee or sell us leases that they originated with an end user customer. We conduct our own independent credit analysis on each end user customer in an indirect lease transaction. We have written agreements with most of our indirect origination sources whereby they provide us with certain representations and warranties about the underlying lease transaction. The origination sources in our indirect channels generate leases that are similar to our direct channels. We view these indirect channels as an opportunity to extend our lease origination capabilities through relationships with smaller originators who have limited access to the capital markets and funding.
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
Product Offerings
      Equipment leases. The type of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. We seek to reduce the financial risk associated with our lease transactions through the use of full pay-out leases. A full pay-out lease provides that the non-cancelable rental payments due during the initial lease term are sufficient to recover the purchase price of the underlying equipment plus an expected profit. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 60 months. At December 31, 2004, the average original term of the leases in our portfolio was approximately 46 months, and we had personal guarantees on approximately 46% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

•	address any maintenance or service issues directly with the equipment dealer or manufacturer;

•	insure the equipment against property and casualty loss;

•	pay or reimburse the Company for all taxes associated with the equipment;

•	use the equipment only for business purposes; and

•	make all scheduled payments regardless of the performance of the equipment.
      We charge late fees when appropriate throughout the term of the lease. Our standard lease contract provides that in the event of a default, we can require payment of the entire balance due under the lease through the initial term and can seize and remove the equipment for subsequent sale, refinancing or other disposal at our discretion, subject to any limitations imposed by law.
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
      Property Insurance on Leased Equipment. Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as a loss payee under that policy. At December 31, 2004, approximately 56% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

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
Portfolio Overview
      At December 31, 2004, we had 95,096 active leases in our portfolio, representing an aggregate minimum lease payments receivable of $571.3 million. With respect to our portfolio at December 31, 2004:

•	the average original lease transaction was $8,384;

•	the average original lease term was 46 months;

•	approximately 83% of the number of leases had a remaining balance of $10,000 or less, with an average remaining balance of $3,075;

•	our active leases were spread among 76,186 different end user customers, with the largest single end user customer accounting for only 0.06% of the aggregate minimum lease payments receivable;

•	over 71.3% of the aggregate minimum lease payments receivable were with end user customers who had been in business more than five years;

•	the portfolio was spread among 9,971 origination sources, with the largest source accounting for only 1.6% of the aggregate minimum lease payments receivable, and our ten largest origination sources accounting for only 7.9% of the aggregate minimum lease payments receivable;

•	there were 67 different equipment categories financed, with the largest categories set forth below, as a percentage of the December 31, 2004 aggregate minimum lease payments receivable:

Equipment Category	Percentage

Copiers	22%
Telecommunications equipment	8%
Water filtration systems	7%
Computers	7%
Commercial & Industrial	7%
Restaurant equipment	6%
Closed Circuit TV security systems	6%
Security systems	5%
Automotive (no titled vehicles)	4%
Cash registers	3%
Medical	3%
Computer software	3%
All others (none more than 2.5%)	19%

•	we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2004 aggregate minimum lease payments receivable:

State	Percentage

California	12%
Florida	9%
Texas	8%
New York	7%
New Jersey	6%
Pennsylvania	4%
Georgia	4%
North Carolina	3%
Massachusetts	3%
Illinois	3%
Ohio	3%
All others (none more than 2.5%)	38%
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
Credit Underwriting
      Credit underwriting is separately performed and managed apart from asset origination. Each sales origination channel has one or more credit teams supporting it. Our credit teams are located in our New Jersey headquarters and our Colorado, Georgia and Illinois regional offices. At December 31, 2004, we had 28 credit analysts managed by 7 credit managers having an average of nine years of experience. Each credit analyst is measured monthly against a discrete set of performance variables, including decision turnaround time, approval and loss rates, and adherence to our underwriting policies and procedures.
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
      End user customer review. Each end user customer’s application is reviewed using our rules-based set of underwriting guidelines that focus on commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on their experience in extending credit to small businesses. The guidelines are reviewed and revised as necessary by our Senior Credit Committee, which is comprised of our CEO, President, General Counsel, Vice President of Credit and Vice President of Collections. Our underwriting guidelines require a thorough credit investigation of the end user customer, which typically includes an analysis of the personal credit of the owner, who often guarantees the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

•	length of time in business;

•	confirmation of actual business operations and ownership;

•	management history, including prior business experience;

•	size of the business, including the number of employees and financial strength of the business;

•	bank references;

•	legal structure of business; and

•	fraud indicators.
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
Collection Process
      Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and collect post-default recovery dollars. Our collection strategy generally utilizes a life-cycle approach, under which a single collector handles an account through an account’s entire period of delinquency. This approach allows the collector to consistently communicate with the end user customer’s decision-maker to ensure that delinquent customers are providing consistent information. It also creates account ownership by the collectors, allowing us to evaluate them based on the delinquency level of their assigned accounts. The collectors are individually accountable for their results and a significant portion of their compensation is based on the delinquency performance of their accounts.
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
      In addition, the collections department employs specialist collectors who focus on delinquent late fees, property taxes, bankrupt and large balance accounts. Bankrupt accounts are assigned to a bankruptcy paralegal and accounts with more than $30,000 outstanding are assigned to more experienced collection personnel.
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
Regulation
      Although most states do not directly regulate the commercial equipment lease financing business, certain states require lenders and finance companies to be licensed, impose limitations on interest rates and other charges, mandate disclosure of certain contract terms and constrain collection practices and remedies. Under certain circumstances, we also may be required to comply with the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These acts require, among other things, that we provide notice to credit applicants of their right to receive a written statement of reasons for declined credit applications. The Telephone Consumer Protection Act (“TCPA”) of 1991 and similar state statutes or rules that govern telemarketing practices are generally not applicable to our business-to-business calling platform; however, we are subject to the sections of the TCPA that regulate business-to-business facsimiles.
      Our insurance operations are subject to various types of governmental regulation. We are required to maintain insurance producer licenses in states where we sell our insurance product. Our wholly owned insurance company subsidiary, AssuranceOne Ltd., is a Class 1 Bermuda insurance company and, as such, is subject to the Insurance Act 1978 of Bermuda, as amended, and related regulations.
      We believe that we currently are in compliance with all material statutes and regulations that are applicable to our business.
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
      Our principal competitors in the highly fragmented and competitive small-ticket equipment leasing market are smaller finance companies and local and regional banks. Other providers of equipment lease financing include Key Corp, CIT Group, De Lage Landen Financial, GE Commercial Equipment Finance and Wells Fargo Bank, National Association. Many of these companies are substantially larger than we are and have significantly greater financial, technical and marketing resources than we do. While these larger competitors provide lease financing to the marketplace, many of them are not our primary competitors given that our average transaction size is relatively small and that our marketing focus is on independent equipment dealers and their end user customers. Nevertheless, there can be no assurances that these providers of equipment lease financing will not increase their focus on our market and begin to compete more directly with us.

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
Employees
      As of December 31, 2004, we employed 273 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages. We work hard to build strong relations with our employees.
      We are a Pennsylvania corporation with our principal executive offices located at 300 Fellowship Road, Mount Laurel, NJ 08054. Our telephone number is (888) 479-9111 and our web site address is www.marlincorp.com. We make available free of charge through the Investor Relations section of our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

Item 2.	Properties
      We operate from five leased facilities including our executive office facility and four branch offices. In December 2004 we relocated our Mount Laurel, New Jersey executive offices to a leased facility of approximately 50,000 square feet under a lease that expires in May 2013. Previously we leased 29,265 square feet of office space in Mount Laurel under a lease that expired in December 2004. We also lease 5,621 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in May 2008. In addition, we have regional offices in Norcross, Georgia (a suburb of Atlanta), Englewood, Colorado (a suburb of Denver) and Chicago, Illinois. Our Georgia office is 6,043 square feet and the lease expires in July 2008. Our Colorado office is 5,914 square feet and the lease expires in August 2006. Our Chicago office, which opened in January 2004, is 4,166 square feet and the lease expires in April 2008.
      We believe our leased facilities are adequate for our current needs and sufficient to support our current operations and growth.

Item 3.	Legal Proceedings
      We are party to various legal proceedings, which include claims, litigation and class action suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      None
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Marlin Business Services Corp. completed its initial public offering of common stock and became a publicly traded company on November 12, 2003. The Company’s common stock trades on the NASDAQ

National Market under the symbol “MRLN.” Prior to our initial public offering there was no active public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market.

	2004		2003

	High	Low	High		Low

First Quarter	$19.49	$14.85	NA		NA
Second Quarter	$18.09	$14.69	NA		NA
Third Quarter	$19.40	$14.11	NA		NA
Fourth Quarter	$19.74	$16.27	$18.64	(1)	$14.65	(1)

(1)	For the period from November 12, 2003 through December 31, 2003
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
Number of Record Holders
      There were 112 holders of record of our common stock at February 25, 2005. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Sale of Unregistered Securities
      On July 22, 2004, we issued $304.6 million of asset-backed debt securities through our special purpose subsidiary, Marlin Leasing Receivables VIII LLC. The issuance was done in reliance on the exemption from registration provided by Rule 144A of the Securities Act of 1933. Deutsche Bank Securities served as the initial purchaser and placement agent for the issuance, and the aggregate initial purchaser’s discounts and commissions paid was approximately $1.2 million.

Item 6.	Selected Financial Data (Restated for Years Prior to 2004 — See Note 2 of the Notes to the Consolidated Financial Statements)
      The following financial information should be read together with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections included elsewhere in this Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest and fee income	$71,168	$56,403	$46,328	$35,986	$21,936
Interest expense	16,675	18,069	17,899	16,881	11,607

Net interest and fee income	54,493	38,334	28,429	19,105	10,329
Provision for credit losses	9,953	7,965	6,850	5,918	2,497
Net interest and fee income after provision for credit losses	44,540	30,369	21,579	13,187	7,832
Insurance and other income	4,383	3,423	2,725	2,086	1,823

	48,923	33,792	24,304	15,273	9,655
Salaries and benefits	14,447	10,273	8,109	5,306	3,660
General and administrative	10,063	7,745	5,744	4,610	3,419
Financing related costs	2,055	1,604	1,618	1,259	939
Change in fair value of warrants (1)	—	5,723	908	(208)	(101)

Income before income taxes and cumulative effect of change in accounting principle	22,358	8,447	7,925	4,306	1,738
Income tax provision	8,899	5,600	3,594	1,536	614

Income before cumulative effect of change in accounting principle	13,459	2,847	4,331	2,770	1,124
Cumulative effect of change in accounting principle, net of tax	—	—	—	(311)	—
Net income	$13,459	$2,847	$4,331	$2,459	$1,124

Income per common share before cumulative effect of change in accounting principle — basic	$1.19	$0.28	$1.50	$0.82	$0.16
Net income per common share — basic	$1.19	$0.28	$1.50	$0.65	$0.16
Weighted average shares — basic	11,330,132	3,001,754	1,703,820	1,858,858	1,852,980
Income per common share before cumulative effect of change in accounting principle — diluted	$1.15	$0.25	$0.61	$0.44	$0.06
Net income per common share — diluted	$1.15	$0.25	$0.61	$0.39	$0.06
Weighted average shares — diluted	11,729,703	3,340,968	7,138,232	6,234,437	5,178,072

(1)	The change in fair value of warrants is a non-cash expense. Upon completion of our initial public offering in November 2003, all warrants were exercised on a net issuance basis. As a result, there are no longer any outstanding warrants.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Operating Data:
Total new leases originated	31,818	30,258	25,368	23,207	20,010
Total equipment cost originated	$272,271	$242,278	$203,458	$171,378	$141,711
Average net investment in direct financing leases(1)	446,965	363,853	286,589	208,149	124,915
Weighted average interest rate (implicit) on new leases originated(2)	13.82%	14.01%	14.17%	15.82%	16.60%
Interest income as a percent of average net investment in direct financing leases(1)	12.91	13.09	13.65	14.56	15.03
Interest expense as percent of average interest bearing liabilities, excluding subordinated debt(3)	3.86	4.54	5.76	7.41	8.17
Portfolio Asset Quality Data:
Minimum lease payments receivable	$571,150	$489,430	$392,392	$303,560	$207,003
Delinquencies past due, greater than 60 days	0.78%	0.74%	0.86%	1.94%	1.31%
Allowance for credit losses	$6,062	$5,016	$3,965	$3,059	$1,720
Allowance for credit losses to net investment in direct financing leases(2)	1.26%	1.23%	1.21%	1.24%	1.04%
Charge-offs, net	$8,907	$6,914	$5,944	$4,579	$1,643
Ratio of net charge-offs to average net investment in direct financing leases	1.99%	1.90%	2.07%	2.20%	1.32%
Operating Ratios:
Efficiency ratio(6)	41.63%	43.15%	44.47%	46.79%	58.25%
Return on average total assets	2.61%	0.68%	1.32%	1.07%	0.75%
Return on average stockholders’ equity(4)	16.47%	9.18%	19.63%	15.67%	10.66%
Balance Sheet Data:
Cash and cash equivalents(5)	$36,546	$45,107	$18,936	$10,158	$7,771
Net investment in direct financing leases	489,678	419,160	335,442	255,169	171,300
Total assets	537,759	473,762	362,176	272,707	185,757
Revolving and term secured borrowings	416,603	378,900	315,361	236,385	160,872
Subordinated debt, net of discount	—	—	9,520	9,408	9,309
Total liabilities	447,409	399,891	338,031	252,500	174,575
Redeemable convertible preferred stock, including accrued dividends	—	—	21,171	19,391	11,600
Total stockholders’ equity (deficit)	90,350	73,871	2,974	816	(418)

(1)	Includes securitized assets.

(2)	Excludes the amortization of initial direct costs and fees deferred.

(3)	Excludes subordinated debt liability and accrued subordinated debt interest for periods prior to 2004.

(4)	Stockholders’ equity includes preferred stock and accrued dividends in calculation for periods prior to our IPO.

(5)	Includes restricted cash balances.

(6)	Salaries, benefits, general and administrative expenses divided by net interest and fee income, insurance and other income.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
FORWARD-LOOKING STATEMENTS
      Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of capital;

•	general volatility of capital markets, in particular, the market for securitized assets;

•	changes in our industry, interest rates or the general economy resulting in changes to our business strategy;

•	the nature of our competition;

•	availability of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 7 of this Form 10-K.
Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.
Overview
      We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2004, our lease portfolio consisted of approximately 95,000 accounts, from approximately 76,000 customers, with an average original term of 46 months, and average transaction size of approximately $8,400.
      Since our founding in 1997, we have grown to $537.8 million in total assets at December 31, 2004. Our assets are substantially comprised of our net investment in leases which totaled $489.7 million at December 31, 2004. Our lease portfolio grew 16.8% in 2004. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added three regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Chicago, Illinois in the first quarter of 2004. Growing the lease portfolio, while maintaining asset quality, remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.
      Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the year ended December 31, 2004, our net credit losses were 1.99% of our average net investment in leases. We establish reserves for credit losses which require us to estimate expected losses in our portfolio.

      Our leases are classified as direct financing leases under generally accepted accounting principles, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our investment in leases is reflected in our financial statements as “net investment in direct financing leases.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 66% of our lease portfolio amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
      Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until refinanced through term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of December 31 2004, $404.6 million or 97.1% of our borrowings were fixed rate term note securitizations.
      Since we initially finance our fixed-rate leases with variable rate financing, our earnings are exposed to unexpected increases in interest rates that may occur before those variable rates can be hedged by a fixed rate term note securitization. We use derivative contracts to attempt to reduce our exposure to increasing interest rates. We generally benefit in times of falling and low interest rates. We are also dependent upon obtaining future financing to refinance our warehouse lines of credit in order to grow our lease portfolio. We currently plan to complete a fixed-rate term note securitization at least once a year. Failure to obtain such financing, or other alternate financing, would significantly restrict our growth and future financial performance.
Restatement
      Following a review of our lease-related accounting policies, the Company determined that its accounting policy relating to the treatment of “interim rent” did not conform with generally accepted accounting principles (“GAAP”). As a result, the Company has changed the timing of the recognition and classification of “interim rent”, which represents rental payments paid by certain customers to cover the period between the installation of equipment and the commencement of the lease contract. As a result, on March 8, 2005, our Board of Directors, including our Audit Committee, concluded to restate the Company’s financial statements for the years ended December 31, 2003 and December 31, 2002 and for the four quarters of fiscal 2004 and 2003.
      Since its inception in 1997, the Company has recognized interim rent in fee income at the time it was invoiced, and it has described this practice in its prior financial statements. The Company, in consultation with its independent registered public accounting firm, KPMG LLP, has determined that interim rent payments should be treated in the same manner as other fixed non-cancelable contractual minimum lease payments due from lessees in determining the Company’s investment in direct financing leases. This treatment will defer the recognition of income for financial statement purposes while increasing the amount of unearned income for balance sheet purposes at the inception of the lease. The unearned income, net of initial direct origination costs, will be recognized over the lease term based on a constant periodic rate of return as interest income. This change lowered earnings for 2004 from $13.8 million or $1.18 per diluted share (as previously reported in the Company’s Form 8-K filing on February 3, 2005) to $13.5 million or $1.15 per diluted share.
      This change relates principally to the timing of income recognition for financial statement purposes. It is a non-cash adjustment and will not have any impact on historical or future cash flows or any other aspect of the Company’s business.

      The cumulative effect of this restatement from 1997 through the year ended December 31, 2004 was to reduce retained earnings by approximately $1.9 million, and book value per common share by $0.17. Net investment in leases decreased approximately $3.2 million related to the additional recorded unearned income that will be earned over the remaining term of the leases.
      Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the Restatement. See Note 2 to the consolidated financial statements.
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
      As a result of this reorganization, 7,632,355 shares of Marlin Leasing Corporation common stock were issued and outstanding prior to the merger with Marlin Business Services Corp. and the initial public offering. Also, options to purchase 1,078,208 shares of common stock were outstanding at that time under our 2003 Equity Compensation Plan.

Initial Public Offering
      In November 2003, 5,060,000 shares of our common stock were issued in connection with our IPO. Of these shares, a total of 3,581,255 shares were sold by the company and 1,478,745 shares were sold by selling shareholders. The initial public offering price was $14.00 per share resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $46.6 million. We did not receive any proceeds from the shares sold by the selling shareholders. We used the net proceeds from the IPO as follows: (i) approximately $10.1 million was used to repay all of our outstanding 11% subordinated debt and all accrued interest thereon; (ii) approximately $6.0 million was used to pay accrued dividends on preferred stock which converted to common stock at the time of the IPO; and (iii) approximately $1.6 million was used to pay issuance costs incurred in connection with the IPO. The remaining proceeds were used to fund newly originated and existing leases in our portfolio and other general business purposes.
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
      Fee income consists of fees for delinquent lease payments and cash collected on early termination of leases. Fee income also includes net residual income which includes income from lease renewals and gains and losses on the realization of residual values of equipment disposed of at the end of term.
      Fee income from delinquent lease payments is recognized on an accrual basis based on anticipated collection rates. Other fees are recognized when received. Net residual income includes charges for the reduction in estimated residual values on equipment for leases in renewal and is recognized during the renewal period. Residual balances at lease termination which remain uncollected more than 120 days are charged against income.
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
      Allowance for credit losses. We maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease portfolio as of the reporting dates based on our projection of probable net credit losses. To project probable net credit losses, we perform a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately be charged off. In addition to the migration analysis, we also consider other factors including recent trends in delinquencies and charge-offs; accounts filing for bankruptcy; recovered amounts; forecasting uncertainties; the composition of our lease portfolio; economic conditions; and seasonality. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.
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
      Derivatives. SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities, requires recognition of all derivatives at fair value as either assets or liabilities in the consolidated balance sheet. The accounting for subsequent changes in the fair value of these derivatives depends on whether it has been designated and qualifies for hedge accounting treatment pursuant to the accounting standard. For derivatives not designated or qualifying for hedge accounting, the related gain or loss is recognized in earnings for each period and included in other income or financing related costs in the consolidated statement of operations. For derivatives designated for hedge accounting, initial assessments are made as to whether the hedging relationship is expected to be highly effective and on-going periodic assessments may be required to determine the on-going effectiveness of the hedge. The gain or loss on derivatives qualifying for hedge accounting is recorded in other comprehensive income on the balance sheet net of tax effects (unrealized gain or loss on cash flow hedges) or in current period earnings depending on the effectiveness of the hedging relationship.
      Warrants. We issued warrants to purchase our common stock to the holders of our subordinated debt that was repaid in November 2003. In accordance with EITF Issue No. 96-13, codified in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, we initially classified the warrants’ fair value as a liability since the warrant holders had the ability to put to the Company the shares of common stock exercisable under the warrants under certain conditions to us for cash settlement. Subsequent changes in the fair value of the warrants were recorded in the accompanying statement of operations. The charge to operations in 2003 was $5.7 million. Under the terms of the warrant agreement, the warrants were exercised into common stock at the time of our IPO and the total warrant liability balance of $7.1 million was reclassified back to equity and, therefore, there are no effects on operations in 2004.
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
      Our net operating loss carryforwards (“NOLs”) as of December 31, 2004 for federal and state income tax purposes were approximately $33.9 million and $598,000, respectively. The NOLs expire in periods beginning 2009 to 2025. The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOLs from tax periods prior to the ownership change. Management believes that the reorganization and initial public offering did not have a material effect on its ability to utilize these NOLs. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact its financial position and results of operations.
RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2004 and 2003
      Net income. Net income increased $10.7 million to $13.5 million for the year ended December 31, 2004 from $2.8 million for the year ended December 31, 2003. Net income for 2003 was significantly impacted by recognition of $5.7 million of expense relating to mark to market accounting of the fair value of warrants outstanding. The warrants were exercised in conjunction with our IPO transaction in November 2003 and are no longer outstanding. Excluding the impact of the change in fair value of warrants, 2004 net income of $13.5 million was an increase of $5.0 million, or 58.8%, compared to pro forma net income of $8.5 million for the year 2003. Our increased earnings are primarily the result of growth and improved net interest and fee margins in our core leasing business. In 2004 we benefited from lower borrowing costs primarily due to a generally low interest rate environment and successful completion of our first “AAA” rated term securitization in July 2004. Previous term transactions were issued with lower credit ratings. Interest expense was also lower in 2004 as borrowings were reduced due to our higher levels of capital following our IPO in November 2003.
      For the year ended December 31, 2004, we generated 31,818 new leases at a cost of $272.2 million compared to 30,258 new leases at a cost of $242.3 million for the year ended December 31, 2003. Overall, the net investment in direct financing leases grew 16.8%, to $489.7 million at December 31, 2004 from $419.2 million at December 31, 2003.

	Year Ended December 31,

		2003
	2004	(restated)

	(Dollars in thousands)
Interest income	$57,707	$47,624
Fee income	13,461	8,779

Interest and fee income	71,168	56,403
Interest expense	16,675	18,069

Net interest and fee income	$54,493	$38,334

Average net investment in direct financing leases(1)	$446,965	$363,853
Percent of average net investment in direct financing leases:
Interest income	12.91%	13.09%
Fee income	3.01	2.41

Interest and fee income	15.92	15.50
Interest expense	3.73	4.97

Net interest and fee margin	12.19%	10.53%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.
      Net interest and fee margin. Net interest and fee income increased $16.2 million, or 42.3%, to $54.5 million for the year ended December 31, 2004 from $38.3 million for the year ended December 31, 2003. The increase in the net interest and fee margin represents an increase of 166 basis points to 12.19% for the year ended December 31, 2004 from 10.53% for the same period in 2003.
      Interest income, net of amortized initial direct costs and fees, increased $10.1 million, or 21.2%, to $57.7 million for the year ended December 31, 2004 from $47.6 million for the year ended December 31, 2003. The increase is primarily due to a 22.8% growth in average net investment in direct financing leases (“DFL”) which increased $83.1 million to $447.0 million for the year ended December 31, 2004 from $363.9 million for the same period in 2003. Interest rates were generally low in 2004. Our interest income yield on our lease portfolio declined by 18 basis points to 12.91% as older higher yielding leases amortized and implicit yields on new leases originated fell in 2004. The weighted average implicit interest rate on new leases originated was 13.82% for the year ended December 31, 2004 compared to 14.01% for the same period in 2003.
      Fee income increased $4.7 million, or 53.4%, to $13.5 million for the year ended December 31, 2004 from $8.8 million for the same period in 2003. All major components of fee income contributed to the increase in the 2004 period consistent with the continued growth and seasoning of our lease portfolio. Fee income as a percentage of average net investment in DFL, increased 60 basis points to 3.01% for the year ended December 31, 2004 from 2.41% for the year ended December 31, 2003. The increase is primarily due to higher net residual income including income from lease extensions as more leases where we retain a residual interest reach end of term. As a percentage of average net investment in DFL, net residual income was 1.05% for the year ended December 31, 2004 compared to 0.56% for the same period in 2003. Fees for delinquent lease payments (late charges), which were the largest component of fee income, was 1.69% as a percentage of average net investment in DFL for the year ended December 31, 2004 compared to 1.63% for the same period in 2003.
      Interest expense decreased $1.4 million to $16.7 million for the year period ended December 31, 2004 from $18.1 million for the same period in 2003. Interest expense, as a percentage of the average net investment in DFL, decreased 124 basis points to 3.73% annualized for the year period ended December 31, 2004 from

4.97% annualized for the same period in 2003. Lower borrowing costs have resulted from a generally low interest rate environment in both 2004 and 2003 and from higher capitalization levels in 2004 primarily resulting from our IPO. For the year ended December 31, 2004 average warehouse funding was $69.4 million or 15.5% of average investment in DFL compared with $70.8 million and 19.5% of average investment in DFL for the same period in 2003. The weighted average coupon expense on warehouse funding was 2.13% for the year ended December 31, 2004 compared to 2.42% for the same period in 2003.
      In addition to lower variable rate warehouse funding, older higher fixed rate term borrowings have been reduced through scheduled repayments and payoffs of over the past 24 months and, recent fixed rate term borrowings have been issued at lower interest rates. In November 2003 we repaid $10 million of subordinated debt with a coupon of 11.00%. In April 2004 we exercised our call option and paid off our 2000 term securitization when the remaining note balances outstanding were $9.4 million at a coupon of 7.96%. In August 2004 we exercised our call option and paid off our 2001 term securitization when the remaining note balances outstanding were $16.3 million at a coupon of approximately 6.00%. The existing term securitizations and subordinated debt that we repaid were all at higher coupons than the weighted average coupon of term debt issued in over this same period. In July 2004 we issued $304.6 million in term securitizations with an initial weighted average initial coupon of 3.29% and in June 2003 we issued $217.2 million in term securitizations at a weighted average coupon of 3.18%.
      Insurance and other income. Insurance and other income increased $1.0 million to $4.4 million for the year ended December 31, 2004 from $3.4 million for the same period in 2003. The increase is primarily related to higher insurance income of $775,000 related to a 24.1% increase in the number of insured accounts.
      Salaries and benefits expense. Salaries and benefits expense increased $4.1 million, or 39.8%, to $14.4 million for the year ended December 31, 2004 from $10.3 million for the same period in 2003. The increase in compensation expense is attributable to increases in overall growth in personnel, merit and bonus payment increases. Total personnel increased to 273 at December 31, 2004 from 237 at December 31, 2003. In 2004, sales compensation increased $2.2 million related to additional hiring of sales account executives. In addition, collection and operations salaries increased $508,000 related to additional personnel associated with growth in the lease portfolio. In 2004, management and support department compensation increased $1.5 million related to additional personnel and $652,000 of the increase related to accrued incentive bonuses.
      General and administrative expense. General and administrative expenses increased $2.4 million, or 31.2%, to $10.1 million for the year ended December 31, 2004 from $7.7 million for the same period in 2003. The increase in general and administrative expenses was due primarily to an increase in insurance costs of $571,000 relating to higher Directors and Officers Insurance costs and increased credit bureau charges of $244,000. Other increases included audit and professional fees of $279,000 for the incremental costs associated with being a public company and Sarbanes-Oxley compliance, investor relations expense of $151,000, franchise tax expense of $151,000 and occupancy expense of $223,000 due to the incremental costs of our new Chicago office which opened in January 2004 and expansion of our Denver and Atlanta offices. We also incurred $221,000 in non-recurring expense in 2004 associated with the relocation of our New Jersey office. Additionally, we spent more on recruiting and training, bank processing fees, data processing and postage as a result of increased lease originations and our overall growth.
      Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to limit our exposure to possible increases in interest rates. Financing related costs increased $451,000 to $2.1 million for the year period ended December 31, 2004 from $1.6 million for the same period in 2003. The increase was due principally to higher costs associated with mark to market adjustments for derivative contracts in the period. Mark to market adjustments of $528,000 were recorded on derivatives for the year ended December 31, 2004 compared with $199,000 for the year ended December 31, 2003. Commitment fees were $1.5 million for the year ended December 31, 2004 compared with $1.4 for the year ended December 31, 2003.
      Change in fair value of warrants. Warrants issued in connection with subordinated debt increased in value $5.7 million during 2003. This non-cash expense increased primarily as a result of the increase in the estimated fair market value of our common stock used in valuing our warrants. As part of our reorganization undertaken in November 2003, all outstanding warrants were exercised on a net issuance basis for common stock. Accordingly, this expense did not continue beyond fiscal year 2003.
      Provision for credit losses. The provision for credit losses increased $2.0 million, or 25.0%, to $10.0 million for the year ended December 31, 2004 from $8.0 million for the same period in 2003. The increase in our provision for credit losses was a result of growth of our lease portfolio and the corresponding proportional growth in net charge-offs. Net charge-offs were $8.9 million for the period ended December 31, 2004 and $6.9 million for the same period in 2003. Net charge-offs as a percentage of average net investment in leases increased to 1.99% in 2004 from 1.90% in 2003. Given the overall economic environment for the periods reported, we expected net charge-offs to approximate 2.0% of average net investment in leases and consider our net charge-off levels to be consistent with our expectations.
      Provision for income taxes. The provision for income taxes increased to $8.9 million for the year ended December 31, 2004 from $5.6 million for the same period in 2003. The increase in tax expense is primarily attributed to the increase in pretax income. Our effective tax rate, which is a combination of federal and state income tax rates, was 39.8% for the year ended December 31, 2004 compared to 66.3% for the year ended December 31, 2003. The effective tax rate in 2003 was heavily impacted by the expense associated with the changes in fair value of warrants which is a non-deductible expense. We anticipate our effective tax rate in future years to approximate our 2004 effective tax rate.

Comparison of the Years Ended December 31, 2003 and 2002
      Net income. Net income decreased $1.5 million, or 34.9%, to $2.8 million for the year ended December 31, 2003 from $4.3 million for the year ended December 31, 2002. Net income for 2003 was significantly impacted by recognition of $5.7 million of expense relating to mark to market accounting of the fair value of warrants outstanding. The warrants were exercised in conjunction with our IPO transaction in November 2003 and are no longer outstanding. Warrant expense for the year ended December 31, 2002 was $908,000. Excluding the impact of the change in fair value of warrants, net income would have increased $3.3 million to $8.5 million for the year ended December 31, 2003 compared to $5.2 million for the year 2002. This increase was attributable to growth in earning assets (net investment in direct financing leases), an expanding net interest and fee margin and improved asset quality.
      For the year ended December 31, 2003, we generated 30,258 new leases at a cost of $242.3 million compared to 25,368 new leases at a cost of $203.5 million for the year ended December 31, 2002. The weighted average implicit interest rate on new leases originated was 14.01% for the year ended December 31, 2003 compared to 14.17% for the same period in 2002. Overall, the net investment in direct financing leases grew 25.0%, to $419.2 million at December 31, 2003 from $335.4 million at December 31, 2002.

	Year Ended December 31,

	2003	2002
	(restated)	(restated)

	(Dollars in thousands)
Interest income	$47,624	$39,094
Fee income	8,779	7,234

Interest and fee income	56,403	46,328
Interest expense	18,069	17,899

Net interest and fee income	$38,334	$28,429

	Year Ended December 31,

	2003	2002
	(restated)	(restated)

	(Dollars in thousands)
Average net investment in direct financing leases(1)	$363,853	$286,589
Percent of average net investment in direct financing leases
Interest income	13.09%	13.65%
Fee income	2.41	2.52

Interest and fee income	15.50	16.17
Interest expense	4.97	6.25

Net interest and fee margin	10.53%	9.92%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.
      Net interest and fee margin. Net interest and fee income increased $9.9 million, or 34.9%, to $38.3 million for the year ended December 31, 2003 from $28.4 million for the year ended December 31, 2002. The increase in the net interest and fee margin represents an increase of 61 basis points to 10.53% for the year ended December 31, 2003 from 9.92% for the same period in 2002. In 2003, we benefited from a low interest rate environment as borrowing costs declined faster than the yield on assets.
      Interest income, net of amortized initial direct costs and fees, increased $8.5 million, or 21.7%, to $47.6 million for the year ended December 31, 2003 from $39.1 million for the year ended December 31, 2002. The increase is due to a 27.0% growth in average net investment in direct financing leases which increased $77.3 million to $363.9 million for the year ended December 31, 2003 from $286.6 million for the same period in 2002. For the year ended December 31, 2003 compared to the same period in 2002, our weighted average cost of borrowing declined 128 basis points while our interest income yield declined less significantly, by 56 basis points. Our ability to sustain pricing and increase our net interest and fee margin was due to a less competitive leasing environment and the amount of direct business recorded during the period.
      Fee income increased $1.6 million to $8.8 million for the year ended December 31, 2003 from $7.2 million for the same period in 2002. The increase in fee income resulted primarily from additional residual gains on lease terminations, which includes income from lease extensions, of $761,000, higher late fees earned of $633,000 and increases in early prepayment gains. Fee income, as a percentage of the average net investment in direct financing leases, declined 11 basis points to 2.41% for the year ended December 31, 2003 from 2.52% for the year ended December 31, 2002 primarily due to lower average late fees earned as a result of lower delinquency levels in the lease portfolio.
      Interest expense increased $170,000 to $18.1 million for the year ended December 31, 2003 from $17.9 million for same period in 2002. Interest expense, as a percentage of average net investment in direct financing leases, decreased 128 basis points to 4.97% for the year ended December 31, 2003 from 6.25% for the same period in 2002 due to the declining interest rate environment and the resulting impact on our weighted average borrowing costs. In June of 2003 we completed our fifth fixed rate term asset-backed securitization debt issuance raising $217.2 million at our lowest weighted average coupon done to date of 3.18%. This issuance along with the continued amortization of prior issues at higher coupons and the overall low interest rate environment that also kept variable rate warehouse borrowings low, combined to blend the overall costs of borrowing lower. In conjunction with the IPO transaction, we also paid off $10 million of 11% coupon subordinated debt in November 2003. The early payoff of the subordinated debt resulted in a one-time expense due to the recapture of $446,000 of unamortized discount and issuance costs in the fourth quarter of 2003.
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
      Provision for credit losses. The provision for credit losses increased $1.1 million, or 16.3%, to $8.0 million for the year ended December 31, 2003 from $6.9 million for the same period in 2002. The increase in our provision for credit losses was principally a result of the growth of our lease portfolio. Net charge-offs were $6.9 million for the period ended December 31, 2003 and $5.9 million for the same period in 2002. Net charge-offs as a percentage of average net investment in leases declined to 1.90% in 2003 from 2.07% in 2002. We generally expect our annual net charge-offs to approximate 2% of average net investment in leases.
      Provision for income taxes. The provision for income taxes increased to $5.6 million for the year ended December 31, 2003 from $3.6 million for the same period in 2002. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 66.3% for the year ended December 31, 2003 compared to 45.4% for the year ended December 31, 2002. The effective tax rates in both 2003 and 2002 were heavily impacted by the expense associated with the changes in fair value of warrants which is a non-deductible expense.

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

	Years Ended December 31,

		2003		2002
	2004	(restated)		(restated)

Net income attributable to common stockholders (used for basic EPS)	$13,459	$841		$2,550
Preferred stock dividends	—	—	(1)	1,781

Adjusted net earnings (used for diluted EPS)	$13,459	$841		$4,331

Weighted average common shares outstanding (used for basic EPS)	11,330	3,002		1,704
Effect of dilutive securities:
Stock options and warrants	400	339		278
Convertible Preferred Stock	—	—	(1)	5,156

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)	11,730	3,341		7,138

Net earnings per common share (GAAP):
Basic	$1.19	$0.28		$1.50
Diluted	$1.15	$0.25		$0.61
Pro forma earnings per share:
Adjusted net earnings used for diluted EPS		$841		$4,331
Change in fair value of warrants		5,723		908
Preferred Stock Dividends		2,006	(1)	—

Adjusted net earnings		$8,570		$5,239

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)		3,341		7,138
Effect of warrants		605		508
Effect of Preferred Stock		4,454	(1)	0

Pro forma weighted average shares used for diluted EPS		8,400		7,646

Pro forma diluted EPS		$1.02		$0.69

(1)	The effects of convertible preferred stock in 2003 were deemed anti-dilutive and, therefore, not considered in 2003 GAAP diluted EPS calculations. For 2002 the effects of convertible preferred stock were dilutive and therefore included in diluted EPS calculations.
Operating Data
      We manage expenditures using a comprehensive budgetary review process. Expenses are monitored by departmental heads and are reviewed by senior management monthly. The efficiency ratio (relating expenses with revenues) and the ratio of salaries and benefits and general and administrative expenses as a percentage of the average net investment in direct financing leases shown below are metrics used by management to monitor productivity and spending levels.

	Year Ended December 31,

		2003	2002
	2004	(restated)	(restated)

	(Dollars in thousands)
Average net investment in direct financing leases	$446,965	$363,853	$286,589
Salaries and benefits expense	14,447	10,273	8,109
General and administrative expense	10,063	7,745	5,744
Efficiency ratio	41.63%	43.15%	44.47%
Percent of average net investment in leases:
Salaries and benefits	3.23%	2.82%	2.83%
General and administrative	2.25%	2.13%	2.00%
      Key growth indicators management evaluates regularly are sales account executive staffing levels and the activity of our origination sources, which are shown below.

	As of or for the Year Ended December 31,

	2004	2003	2002	2001	2000

Number of sales account executives	100	84	67	50	41
Number of originating sources(1)	1,244	1,147	929	815	631

(1)	Monthly average of origination sources generating lease volume.
Residual Performance
      Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of December 31, 2004, approximately 66% of our leases were one dollar purchase option leases, 23% were fair market value leases and 11% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of December 31, 2004, there were $41.1 million of residual assets retained on our balance sheet of which $25.6 million or 60.4% were related to copiers.
      Our leases generally include automatic renewal provisions and many leases continue beyond their initial term. We consider renewal income a component of residual performance. For the years ended December 31, 2004, 2003, and 2002 renewal income, net of depreciation amounted to $4.5 million, $2.5 million, and $1.3 million and net gains (losses) on residual values disposed at end of term amounted to $158,000, ($443,000), and ($27,000) respectively. The increase in net residual income is generally consistent with the growth in our lease portfolio and an increased number of leases where we retain a residual interest reaching end of term.

Asset Quality
      The chart below provides our asset quality statistics for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

		2003	2002
	2004	(restated)	(restated)

	(Dollars in thousands)
Allowance for credit losses, beginning of period	$5,016	$3,965	$3,059
Provision for credit losses	9,953	7,965	6,850
Charge-offs, net	(8,907)	(6,914)	(5,944)

Allowance for credit losses, end of period	$6,062	$5,016	$3,965

Net charge-offs to average net investment in direct financing leases(1)	1.99%	1.90%	2.07%
Allowance for credit losses to net investment in direct financing leases(2)	1.26%	1.23%	1.21%
Average net investment in direct financing leases(2)	$446,965	$363,853	$286,589
Net investment in direct financing leases, end of period (2)	479,767	409,451	326,979
Delinquencies 60 days or more past due(3)	0.78%	0.74%	0.86%
Allowance for credit losses to delinquent accounts 60 days or more past due	136.13%	138.22%	117.86%
Non-accrual accounts	$1,944	$1,504	$1,475

(1)	Average net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred.

(2)	Excludes initial direct costs and fees deferred.

(3)	Calculated as a percentage of minimum lease payments receivable.
      We generally experience higher delinquency rates in December of each year, as we believe our borrowers adjust their payment patterns around the year-end. Given the overall economic environment for the periods reported, we expected net charge-offs to approximate 2.0% of average net investment in leases and consider our annualized net charge-off levels reported to be consistent with our expectations.
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
      New lease originations are generally funded in the short-term with cash from operations or through borrowings under our revolving bank facility or our CP conduit warehouse facilities. Our current plans assume the execution of a term note securitization approximately once a year to refinance and relieve the bank and CP conduit warehouse facilities. As of December 31, 2004 we had approximately $253.0 million of available borrowing capacity under our existing bank and CP conduit warehouse facilities.
      In November 2003, 5,060,000 shares of our common stock were issued in connection with our IPO. Of these shares, a total of 3,581,255 shares were sold by the company and 1,478,745 shares were sold by selling shareholders. The initial public offering price was $14.00 per share resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $46.6 million. We did not receive any proceeds from the shares sold by the selling shareholders. We used the net proceeds from the IPO as follows: (i) approximately $10.1 million was used to repay all of our outstanding 11% subordinated debt and all accrued interest thereon; (ii) approximately $6.0 million was used to pay accrued dividends on preferred stock which converted to common stock at the time of the IPO; (iii) approximately $1.6 million was used to pay issuance costs incurred in connection with the IPO. The remaining $28.9 million was used to fund newly originated and existing leases in our portfolio and other general business purposes.
      Net cash provided by financing activities was $34.0 million, $89.9 million and $73.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      We used cash in investing activities of $81.7 million, $90.4 million and $86.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Investing activities primarily relate to lease origination activity.
      Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $34.4 million, $23.6 million and $16.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      We expect cash from operations, additional borrowings on existing and future credit facilities and, the completion of additional on-balance sheet term note securitizations to be adequate to support our operations and projected growth.
      Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. We had available cash and cash equivalents of $16.1 million at December 31, 2004 and $29.4 million at December 31, 2003.
      In addition we had $20.5 million of cash classified as restricted cash as of December 31, 2004 compared to $15.7 million at December 31, 2003. Restricted cash consists primarily of the cash reserves and advance payment accounts related to our term note securitizations.
      Borrowings. Our aggregate outstanding secured borrowings amounted to $416.6 million at December 31, 2004 and $378.9 million at December 31, 2003. At December 31, 2004, our external financing sources, maximum facility amounts, amounts outstanding and unused available commitments, subject to certain minimum equity restrictions and other covenants and conditions, are summarized below:

	For the 12 Months Ended December 31, 2004				As of December 31, 2004

		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity

	(Dollars in thousands)
Revolving bank facility(1)	$40,000	$16,624	$5,677	3.46%	$—	—%	$40,000
CP conduit warehouse facilities (1)	$225,000	151,787	63,743	2.01	12,033	3.51	212,967
Term note securitizations(2)	—	511,168	362,323	3.63	404,570	3.55	—

	$265,000		$431,743	3.39%	$416,603	3.54%	$252,967

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts. As of December 31, 2004, we had completed six on-balance-sheet term note securitizations and repaid three in their entirety.
      Revolving bank facility. Our revolving bank facility, which increased from $32.5 million to $40.0 million on October 16, 2003 through the addition of another lender to the facility, is secured by leases that meet specified eligibility criteria. Our revolving bank facility provides temporary funding pending the accumulation of sufficient pools of leases for financing through a CP conduit warehouse facility or an on-balance-sheet term note securitization. Funding under this facility is based on a borrowing base formula and factors in an assumed discount rate and advance rate against the pledged leases. Our weighted average outstanding borrowings under this facility were $5.7 million for the year ended December 31, 2004 compared to $9.7 million for the year ended December 31, 2003. We incurred interest expense under this facility of $197,000 for the year ended December 31, 2004 compared to $384,000 for the year ended December 31, 2003. This facility expires on August 31, 2005. As of December 31, 2004, there were no borrowings outstanding under the revolving bank facility.
      CP conduit warehouse facilities. We have two CP conduit warehouse facilities that allow us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transfer pools of leases and interests in the related equipment to special purpose, bankruptcy remote subsidiaries. These special purpose entities in turn pledge their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issues commercial paper to investors. These facilities are also credit enhanced through third party financial guarantor’s insurance policies. These financing arrangements have minimum annual fee requirements based on anticipated usage of the facilities.
      Our $125.0 million CP conduit warehouse facility is secured by leases that meet specified eligibility criteria. We obtain funding under this facility through a special-purpose, bankruptcy remote subsidiary to which we transfer eligible leases. Funding under this facility is based on a borrowing base formula and factors in an assumed discount rate and advance rate against the pledged collateral combined with specific portfolio concentration criteria. As of December 31, 2004, the maximum advance rate under this facility was 88.5% of our borrowing base. Interest on borrowings under the facility is charged at a floating rate based on commercial paper rates and averaged 1.71% for the year ended December 31, 2004. Our weighted average outstanding borrowings under this facility were $31.1 million for the year ended December 31, 2004 compared to $26.0 million for the year ended December 31, 2003. We incurred interest expense under this facility of $530,000 for the year ended December 31, 2004 compared to $477,000 for the year ended December 31, 2003. This facility expires on October 7, 2006.
      Our second CP conduit warehouse facility is also secured by leases that meet specified eligibility criteria. On March 19, 2004, we closed on an amendment to increase this facility size to $100 million. We obtain funding under this facility through a special-purpose, bankruptcy remote subsidiary to which we transfer eligible leases. Funding under the facility is based on a borrowing base formula and factors in an assumed discount rate and advance rate against the pledged collateral combined with specified portfolio concentration criteria. As of December 31, 2004, the maximum advance rate under this facility was 87.0% of our borrowing base. Interest on borrowings under the facility is charged at a floating rate based on commercial paper rates and averaged 2.29% for the year ended December 31, 2004. We had weighted average outstanding borrowings under this facility of $32.7 million for the year ended December 31, 2004 compared to $35.1 million for the year ended December 31, 2003. We incurred interest expense under this facility of $749,000 for the year ended December 31, 2004, compared to $854,000 for the year ended December 31, 2003. The facility is scheduled to expire on April 11, 2005, but may, at the option of the committed lenders, be renewed through April 8, 2006.
      Term note securitizations. Since our founding, we have completed six on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Our Series 1999-2 transaction, which was our first term note securitization, was repaid in full on January 15, 2003. Our Series 2000-1 transaction was repaid in full on April 15, 2004, and our 2001-1 transaction was repaid in full on August 16, 2004.
      As of December 31, 2004, $398.0 million of our net investment in direct financing leases was pledged to our term note securitizations. Each of our outstanding term note securitizations is summarized below:

	Notes	Outstanding
	Originally	Balance as of	Scheduled	Original
	Issued	December 31, 2004	Maturity Date	Coupon Rate

	(Dollars in thousands)
2002 — 1
Class A	$166,280	$39,906	May 2007	4.16%
Class B	12,720	3,052	February 2008	5.02
Class C	5,380	$1,761	May 2009	9.03

	$184,380	$44,719		4.36	%(1)

2003 — 1
Class A	$197,290	$96,827	May 2008	2.90%
Class B	14,262	7,344	February 2009	5.07
Class C	5,600	2,750	April 2010	8.10

	$217,152	$106,921		3.18	%(1)

2004 — 1
Class A-1	$89,000	$37,310	August 2005	2.04	%(2)
Class A-2	60,000	60,000	January 2007	2.91	(2)
Class A-3	24,000	24,000	June 2007	3.36
Class A-4	61,574	61,574	May 2011	3.88	(2)
Class B	49,684	49,684	May 2011	4.35
Class C	20,362	20,362	May 2011	5.47

	$304,620	$252,930		3.29	%(1)

Total Term Note Securitizations		$404,570

(1)	Represents the original weighted average initial coupon rate for all tranches of the securitization.

(2)	Original coupon rate represents fixed rate coupon payable on interest rate swap agreement. Certain classes of the 2004 term note securitization were issued at variable rates to investors with the Company simultaneously entering interest rate swap agreements to convert the borrowings to a fixed interest cost. For the weighted average term of the 2004-1 term note securitization, the weighted average coupon rate will approximate 3.81%.
Financial Covenants
      All of our secured borrowing arrangements have financial covenants we must comply with in order to obtain funding through the facilities and to avoid an event of default. The revolving bank facility and CP conduit warehouse facilities also contain cross default provisions such that an event of default on any facility would be considered an event of default under the others, in essence simultaneously restricting our ability to access either of these critical sources of funding. A default by any of our term note securitizations is also considered an event of default under the revolving bank facility and CP conduit warehouse facilities. Some of the critical financial covenants under our borrowing arrangements as of December 31, 2004 include:

•	Tangible net worth of not less than $61.7 million;

•	Debt to equity ratio of not more than 10-to-1;

•	Fixed charge coverage ratio of not less than 1.15-to-1; and

•	Interest coverage ratio of not less than 3.25-to-1.
      As of December 31, 2004 we believe we were in compliance with all covenants in our borrowing relationships.
Contractual Obligations
      In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of December 31, 2004 were as follows:

	Contractual Obligations as of December 31, 2004

		Operating	Leased	Capital
	Borrowings	Leases	Facilities	Leases	Total

	(Dollars in thousands)
2005	$189,137	$56	$1,173	$169	$190,535
2006	122,276	36	1,424	99	123,835
2007	67,513	3	1,389	73	68,978
2008	31,196	—	1,212	34	32,442
2009	6,481	—	1,086	—	7,567
Thereafter	—	—	3,840	—	3,840

Total	$416,603	$95	$10,124	$375	$427,197

Market Interest Rate Risk and Sensitivity
      Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
      We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable rate warehouse facilities and working capital. Our mix of fixed and variable rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable rate borrowings has ranged from zero to 42% of total borrowings and averaged 16%. Our highest exposure to variable rate borrowings generally occurs just prior to the issuance of a term note securitization.
      We also use derivative financial instruments to attempt to further reduce our exposure to changing cash flows caused by possible changes in interest rates. On July 22, 2004 we issued a term note securitization where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to fixed interest costs to the Company for the term of the borrowing. The notional amount of these swaps reduce over time in conjunction with the amortization of the related notes. As of December 31, 2004 the notional amount of these swap agreements was $168.4 million. At December 31, 2003 we did not have any such swap agreements outstanding.

      We may also use interest rate swaps to reduce our exposure to changing market interest rates prior to issuing a term note securitization. In this scenario we usually enter into forward starting swap agreements to coincide with the forecasted pricing date of our next term note securitization. The value of this derivative moves directly with interest rates and our intention is to close these derivative contracts simultaneous with the pricing of our next term securitization and amortize the resulting gain or loss to interest expense over the term of our forecasted securitization. We may choose to hedge all or a portion of a forecasted transaction. In October and December 2004 we entered forward starting swap agreements with a total notional amount of $250 million to partially hedge our forecasted 2005 term securitization. At December 31, 2003 we did not have any such swap agreements outstanding.
      To provide additional protection against potential interest rate increases associated with our variable rate warehouse borrowing facilities, we are required by our CP conduit warehouse facilities to enter into derivative financial transactions. We are using interest rate caps to fulfill these requirements. As of December 31, 2004, we held interest rate caps with a notional amount of $133.9 million with several counterparties at various terms and the fair value of these contracts was $73,000.
      The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations. For debt obligations, the table presents the expected principal cash flows and the related weighted average interest rates as of December 31, 2004 expected as of and for each year ended through December 31, 2009 and for periods thereafter.

	Expected Maturity Date by Calendar Year

						Total
					2009 &	Carrying
	2005	2006	2007	2008	Thereafter	Amount

	(Dollars in thousands)
Debt:
Fixed rate debt	$177,104	$122,276	$67,513	$31,196	$6,481	$404,570
Average fixed rate	3.70%	3.89%	3.90%	4.05%	4.18%	3.83%
Variable rate debt	$12,033	$—	$—	$—	$—	$12,033
Average variable rate	3.51%	0.00%	0.00%	0.00%	0.00%	3.51%
Interest rate caps:
Beginning notional balance	$133,929	$90,454	$48,068	$12,161	$1,493	$133,929
Ending notional balance	90,454	48,068	12,161	1,493	—
Average strike rate	5.77%	5.87%	5.68%	6.36%	6.11%	5.80%
Interest rate swaps:
Beginning notional balance	$166,188	$79,608	$49,790	$3,248	$—	$166,188
Ending notional balance	79,608	49,790	3,248	—	—	$—
Average strike rate	3.39%	3.85%	3.88%	—	—	3.59%
Forward starting interest rate swaps:
Beginning notional balance	$250,000	$—	$—	$—	$—	$250,000
Ending notional balance	—	—	—	—	—	$—
Average strike rate	3.58%	—	—	—	—	3.58%
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

      For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the twelve month period ended December 31, 2004 would have been to reduce net interest and fee income by approximately $694,000 based on our average variable rate warehouse borrowings of approximately $69.4 million for the year then ended, excluding the effects of derivatives, taxes and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.
      We manage and monitor our exposure to interest rate risk using balance sheet simulation models. Such models incorporate many of our assumptions about our business including new asset production and pricing, interest rate forecasts, overhead expense forecasts and assumed credit losses. Past experience drives many of the assumptions used in our simulation models and actual results could vary substantially.
Selected Quarterly Data (Unaudited)

	Fiscal Year Quarters As Restated

	First	Second	Third	Fourth

	(Dollars in thousands, except per share amounts)
Year ended December 31, 2004
Interest income	$13,403	$14,120	$14,901	$15,283
Fee income	2,810	3,206	3,466	3,979
Revenue	17,298	18,332	19,519	20,402
Income tax expense	1,987	2,230	2,213	2,468
Net income	3,045	3,411	3,395	3,608
Net income attributable to common stock	3,045	3,411	3,395	3,608
Basic earnings per share	0.27	0.30	0.30	0.32
Diluted earnings per share	0.26	0.29	0.29	0.31
Net investment in direct financing leases	437,688	458,990	477,038	489,678
Total assets	478,228	500,512	574,810	537,759
Deferred tax liability	11,714	13,427	15,112	18,110
Total liabilities	400,921	418,534	489,406	447,409
Retained earnings	5,150	8,561	11,956	15,563
Total stockholders’ equity	77,307	81,978	85,404	90,350

Year ended December 31, 2003
Interest income	$10,998	$11,571	$12,181	$12,875
Fee income	1,917	2,083	2,265	2,513
Revenue	13,695	14,503	15,306	16,323
Income tax expense	1,294	1,433	1,419	1,455
Net income	207	353	757	1,530
Net income attributable to common stock	(266)	(126)	270	964
Basic earnings per share	(0.16)	(0.07)	0.16	0.14
Diluted earnings per share	(0.16)	(0.07)	0.10	0.13
Net investment in direct financing leases	349,425	370,664	394,423	419,160
Total assets	374,218	450,690	433,834	473,762
Deferred tax liability	5,764	7,197	8,616	9,822
Total liabilities	349,718	425,817	408,129	399,891
Retained earnings	997	871	1,142	2,104
Total stockholders’ equity	2,860	2,750	3,094	73,871

	Fiscal Year Quarters Previously Reported

	First	Second	Third	Fourth

	(Dollars in thousands, except per share amounts)
Year ended December 31, 2004
Interest income	$12,925	$13,603	$14,355	$14,716
Fee income	3,493	3,949	4,139	4,630
Revenue	17,503	18,558	19,646	20,486
Income tax expense	2,068	2,321	2,264	2,502
Net income	3,168	3,547	3,471	3,659
Net income attributable to common stock	3,168	3,547	3,471	3,659
Basic earnings per share	0.28	0.31	0.31	0.32
Diluted earnings per share	0.27	0.30	0.30	0.31
Net investment in direct financing leases	440,431	461,959	480,135	492,859
Total assets	479,171	502,137	576,841	540,940
Deferred tax liability	12,773	14,576	16,312	19,343
Total liabilities	400,182	418,338	489,540	448,642
Retained earnings	6,833	10,380	13,852	17,511
Total stockholders’ equity	78,989	83,799	87,301	92,298

Year ended December 31, 2003
Interest income	$10,617	$11,167	$11,752	$12,422
Fee income	2,408	2,636	2,860	3,088
Revenue	13,805	14,652	15,472	16,445
Income tax expense	1,337	1,492	1,484	1,503
Net income	275	444	858	1,604
Net income (loss) attributable to common stock	(198)	(36)	371	1,038
Basic earnings per share	(0.12)	(0.02)	0.22	0.15
Diluted earnings per share	(0.12)	(0.02)	0.12	0.14
Net investment in direct financing leases	351,526	372,915	396,839	421,698
Total assets	376,319	452,941	436,250	474,861
Deferred tax liability	6,569	8,061	9,545	10,799
Total liabilities	350,522	426,682	409,058	399,429
Retained earnings	2,294	2,258	2,629	3,665
Total stockholders’ equity	4,157	4,137	4,581	75,432
Recently Issued Accounting Standards
      In December 2004, the FASB issued Statement No. 123R Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (the third quarter for calendar-year-end companies). All public companies must use either the modified prospective or the modified retrospective transition method. The Company plans to use the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123 and expensed as the awards vest based on their grant date fair value. Accordingly, the Company will adopt this rule in the third quarter of 2005 and anticipates recognizing approximately $308,000 of expense for the vesting of previously issued stock options in 2005.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January  31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB issued Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, or FIN No. 46R, which provides further guidance on the accounting for variable interest entities The Company adopted the provisions of FIN No. 46R in the first quarter of 2004. The adoption of FIN No. 46R did not have a material effect on the Company’s consolidated financial statements.
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
      Insiders continue to own a large percentage of our common stock, which could limit your ability to influence the outcome of key transactions, including a change of control, and may result in the approval of transactions that would be adverse to your interests. Our directors and executive officers and entities affiliated with them owned approximately 46% of the outstanding shares of our common stock as of December 31, 2004. As a result, these shareholders, if acting together, would be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
      The information appearing in the section captioned “Management’s Discussion and Analysis of Operations and Financial Condition — Market Interest Rate Risk and Sensitivity” under Item 7 of this Form 10-K is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
      Management’s Annual Report on Internal Control over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
      Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, management concluded that a material weakness existed in the Company’s controls over the selection and application of accounting policies. Specifically, the Company had misapplied generally accepted accounting principles (GAAP) as they pertain to the timing of recognition of interim rental income and, accordingly, has restated its previously issued financial statements to correct for this error (see Note 2 to the Company’s consolidated financial statements).
      A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of this material weakness in the Company’s internal control over financial reporting, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework.
      The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting included herein.
March 11, 2005

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries:
      We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marlin Business Services Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2, the Company has restated the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marlin Business Services Corp. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of, internal control over financial reporting.

Philadelphia, PA
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Marlin Business Services Corp. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness identified during management’s assessment resulting in the restatement of the Company’s previously issued consolidated financial statements, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marlin Business Services Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, Marlin Business Services Corp. had inadequate controls over the selection and application of accounting policies and practices consistent with U.S. generally accepted accounting principles. These deficiencies resulted in errors in accounting for interim rental income that led to the restatement of the Company’s previously issued consolidated financial statements. Specifically, the

Company did not recognize interim rental income in the proper accounting periods due to the misapplication of U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marlin Business Services Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 11, 2005, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Marlin Business Services Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Marlin Business Services Corp. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Philadelphia, PA
March 11, 2005

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

		2003
	2004	(restated)(1)

	(In thousands, except per
	share amounts)
ASSETS
Cash and cash equivalents	$16,092	$29,435
Restricted cash	20,454	15,672
Net investment in direct financing leases	489,678	419,160
Property and equipment, net	3,555	2,413
Other assets	7,980	7,082

Total assets	$537,759	$473,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving and term secured borrowings	$416,603	$378,900
Other liabilities:
Lease obligation payable	329	630
Accounts payable and accrued expenses	12,367	10,539
Deferred income tax liability	18,110	9,822

Total liabilities	447,409	399,891
Commitments and contingencies (note 8)
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,528 and 11,214 shares issued and outstanding, respectively	115	112
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	75,732	71,918
Stock subscription receivable	(54)	(213)
Deferred compensation	(1,380)	(50)
Other comprehensive income	374	—
Retained earnings	15,563	2,104

Total stockholders’ equity	90,350	73,871

Total liabilities and stockholders’ equity	$537,759	$473,762

(1)	See Note 2
See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

		2003	2002
	2004	(restated)(1)	(restated)(1)

	(In thousands, except share amounts)
Interest income	$57,707	$47,624	$39,094
Fee income	13,461	8,779	7,234

Interest and fee income	71,168	56,403	46,328
Interest expense	16,675	18,069	17,899

Net interest and fee income	54,493	38,334	28,429
Provision for credit losses	9,953	7,965	6,850

Net interest and fee income after provision for credit losses	44,540	30,369	21,579
Insurance and other income	4,383	3,423	2,725

	48,923	33,792	24,304
Salaries and benefits	14,447	10,273	8,109
General and administrative	10,063	7,745	5,744
Financing related costs	2,055	1,604	1,618
Change in fair value of warrants	—	5,723	908

Income before income taxes	22,358	8,447	7,925
Income taxes	8,899	5,600	3,594

Net income	13,459	2,847	4,331
Preferred stock dividends	—	2,006	1,781

Net income attributable to common stockholders	$13,459	$841	$2,550

Basic earnings per share:	$1.19	$0.28	$1.50
Diluted earnings per share:	$1.15	$0.25	$0.61
Weighted average shares used in computing basic earnings per share	11,330,132	3,001,754	1,703,820
Weighted average shares used in computing diluted earnings per share	11,729,703	3,340,968	7,138,232

(1)	See Note 2
See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Stock		Other	Retained	Total
	Common	Stock	Paid-In	Subscription	Deferred	Comprehensive	Earnings	Shareholders
	Shares	Amount	Capital	Receivable	Compensation	Income	(Deficit)	Equity

	(In thousands, except share amounts)
Balance, December 31, 2001 as previously reported	1,856,932	18	2,190	(105)	—	—	(256)	1,847
Cumulative effect on prior years of restatement	—	—	—	—	—	—	(1,031)	(1,031)

Balance, December 31, 2001 (as restated)	1,856,932	18	2,190	(105)	—	—	(1,287)	816
Issuance of Common Stock	37,376	—	127	(71)	—	—	—	56
Payment of receivables	—	—	—	23	—	—	—	23
Common Stock repurchases	(270,868)	(2)	(544)	6	—	—	—	(540)
Stock-based compensation related to stock option modification	—	—	69	—	—	—	—	69
Preferred Stock dividends	—	—	—	—	—	—	(1,781)	(1,781)
Net income (as restated)	—	—	—	—	—	—	4,331	4,331

Balance, December 31, 2002 (as restated)	1,623,440	16	1,842	(147)	—	—	1,263	2,974
Issuance of Common Stock, net of issuance costs of $1,599	3,673,317	36	45,307	(189)	—	—	—	45,154
Exercise of stock options	60,655	1	219	—	—	—	—	220
Tax benefit on stock options exercised	—	—	249	—	—	—	—	249
Payment of receivables	—	—	—	123	—	—	—	123
Preferred stock conversion	5,156,152	52	17,099	—	—	—	—	17,151
Warrants conversion	700,046	7	7,138	—	—	—	—	7,145
Deferred compensation related to stock options	—	—	64	—	(64)	—	—	—
Amortization of deferred compensation		—	—	—	14	—	—	14
Preferred Stock dividends	—	—	—	—	—	—	(2,006)	(2,006)
Net income (as restated)	—	—	—	—	—	—	2,847	2,847

Balance, December 31, 2003 (as restated)	11,213,610	$112	$71,918	$(213)	$(50)	—	$2,104	$73,871
Issuance of Common Stock	39,116	1	522	—	—	—	—	523
Exercise of stock options	147,599	1	437	—	—	—	—	438
Tax benefit on stock options exercised	—	—	834	—	—	—	—	834
Payment of receivables	—	—	—	159	—	—	—	159
Restricted stock grant	127,372	1	2,021	—	(2,022)	—	—	—
Amortization of deferred compensation	—	—	—	—	692	—	—	692
Unrealized gains on cash Flow hedges	—	—	—	—	—	374	—	374
Net income	—	—	—	—	—	—	13,459	13,459

Balance, December 31, 2004	11,527,697	$115	$75,732	$(54)	$(1,380)	$374	$15,563	$90,350

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

		2003	2002
	2004	(restated)(1)	(restated)(1)

	(In thousands)
Cash flows from operating activities:
Net income	$13,459	$2,847	$4,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,582	1,194	757
Provision for credit losses	9,953	7,965	6,850
Stock based compensation related to stock option modification	—	—	69
Loss on fixed assets disposed	154	—	—
Deferred taxes	8,899	5,600	3,594
Change in fair value of warrants	—	5,723	908
Amortization of deferred initial direct costs and fees	11,869	10,253	8,879
Deferred initial direct costs and fees	(13,117)	(12,550)	(10,517)
Effect of changes in other operating items:
Other assets	(247)	(1,333)	(283)
Accounts payable and accrued expenses	1,807	3,909	1,982

Net cash provided by operating activities	34,359	23,608	16,570

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(272,275)	(242,278)	(203,458)
Principal collections on lease finance receivables	190,534	148,997	115,542
Security deposits collected, net of returns	2,518	3,909	2,430
Acquisitions of property and equipment	(2,518)	(1,076)	(821)

Net cash used in investing activities	(81,741)	(90,448)	(86,307)

Cash flows from financing activities:
Issuances of Common stock	682	46,876	79
Common stock repurchases	—	—	(540)
Stock issuance costs	—	(1,599)	—
Exercise of stock options	438	220	—
Payment of accrued preferred dividends	—	(6,025)	—
Subordinated debt repayment	—	(10,000)	—
Term securitization advances	304,620	217,152	184,380
Term securitization repayments	(208,171)	(154,308)	(114,994)
Secured bank facility advances	20,420	108,961	140,217
Secured bank facility repayments	(24,929)	(125,284)	(133,095)
Warehouse advances	115,482	167,169	129,397
Warehouse repayments	(169,721)	(150,151)	(126,929)
Change in restricted cash	(4,782)	(3,090)	(4,928)

Net cash provided by financing activities	34,039	89,921	73,587

Net (decrease) increase in cash and cash equivalents	(13,343)	23,081	3,850
Cash and cash equivalents, beginning of period	29,435	6,354	2,504

Cash and cash equivalents, end of period	$16,092	$29,435	$6,354

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,507	$15,624	$16,218
Conversion of Preferred stock to Common stock	—	17,151	—
Conversion of Warrants to Common stock	—	7,145	—
Cash paid for income taxes	—	—	—

(1)	See Note 2
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

Initial Public Offering
      In November 2003, 5,060,000 shares of our common stock were issued in connection with our IPO. Of these shares, a total of 3,581,255 shares were sold by the company and 1,478,745 shares were sold by selling shareholders. The initial public offering price was $14.00 per share resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $46.6 million. We did not receive any proceeds from the shares sold by the selling shareholders. We used the net proceeds from the IPO as follows: (i) approximately $10.1 million was used to repay all of our outstanding 11% subordinated debt and all accrued interest thereon; (ii) approximately $6.0 million was used to pay accrued dividends on preferred stock which converted to common stock at the time of the IPO; (iii) approximately $1.6 million was used to pay issuance costs incurred in connection with the IPO. The remaining $28.9 million was used to fund newly originated and existing leases in our portfolio and for general business purposes.

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

2.	Restatement of prior Financial Statements
      Prior to the issuance of the Company’s consolidated financial statements for 2004, the Company restated the consolidated financial statements for all prior periods to reflect a correction in the accounting for interim rental income that had been previously recognized when invoiced. Interim rentals are now included with other minimum lease payments in determining the Company’s net investment in direct financing leases and the amount of unearned lease income. Unearned lease income, net of initial direct costs and fees, is recognized as revenue over the lease term on the effective interest method. The restatement resulted in a reduction in the Company’s reported net income after tax of $387, $331 and $199 for 2004, 2003 and 2002, respectively. Reported amounts for 2004 refer to the Company’s earnings release that was an exhibit to the Form 8-K filed on February 3, 2005. Cash and cash equivalents reported in the consolidated balance sheet for all periods did not change.

	2004(1)		2003		2002

	Previously		Previously		Previously
	Reported	As restated	Reported	As restated	Reported	As restated

Consolidated Statements of operations:
Interest and fee income	$71,811	$71,168	$56,950	$56,403	$46,664	$46,328
Income tax expense	9,155	8,899	5,816	5,600	3,731	3,594
Net income	13,846	13,459	3,178	2,847	4,530	4,331
Net income attributable to common stock	13,846	13,459	1,172	841	2,749	2,550
Basic earnings per share	1.22	1.19	0.39	0.28	1.61	1.50
Diluted earnings per share	1.18	1.15	0.35	0.25	0.63	0.61

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

	2004(1)		2003		2002

	Previously		Previously		Previously
	Reported	As restated	Reported	As restated	Reported	As restated

Consolidated Balance Sheets:
Net investment in direct financing leases	$492,859	$489,678	$421,698	$419,160	$337,434	$335,442
Total Assets	540,940	537,759	474,861	473,762	364,168	362,176
Deferred tax liability	19,343	18,110	10,799	9,822	5,232	4,470
Total Liabilities	448,642	447,409	399,429	399,891	338,793	338,031
Retained earnings	17,511	15,563	3,665	2,104	2,493	1,263
Total stockholders’ equity	92,298	90,350	75,432	73,871	4,204	2,974

(1)	Amounts previously reported for 2004 relate to the Company’s 8-K filed on February 3, 2005.

3.	Summary of Significant Accounting Policies

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

Allowance for Credit Losses
      An allowance for credit losses is maintained at a level that represents management’s best estimate of probable losses based upon an evaluation of known and inherent risks in the Company’s lease portfolio as of the balance sheet date. Management’s evaluation is based upon regular review of the lease portfolio and considers such factors as the level of recourse provided, if any, delinquencies, historical loss experience, current economic conditions, and other relevant factors. Actual losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are recorded in earnings in the period in which they become known. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

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

	December 31,

	2004	2003

Deferred transaction costs	$2,573	$2,074
Accrued fees receivable	1,813	2,565
Prepaid Expenses	975	976
Fair value of derivative contracts	696	144
Other	1,923	1,323

	$7,980	$7,082

Securitization
      Since inception, the Company has completed six term note securitizations of which three have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)
Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying consolidated balance sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.

Derivatives
      The Company uses derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in its borrowing arrangements. SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities, requires every derivative instrument, including certain derivative instruments embedded in other contracts, to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
      The Company issued a term note securitization on July 22, 2004 where certain classes of notes were issued at variable rates to investors. Simultaneously, the Company entered into interest rate swap agreements to convert these borrowings to a fixed interest cost for the term of the borrowing. As of December 31, 2004, the Company had interest rate swap agreements related to these transactions with underlying notional amounts of $168.4 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $71. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in equity section of the balance sheet of approximately $43, net of tax, as of December 31, 2004. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the year ended December 31, 2004 and the Company does not expect any of the unrealized losses will be reclassified into earnings within the next twelve months. There were no similar outstanding interest rate swap agreements at December 31, 2003.
      As of December 31, 2004, the Company had entered agreements with underlying notional amounts of $250.0 million to commence interest rate swap contracts in August 2005 related to its next expected term securitization transaction. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $546. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in equity section of the balance sheet of approximately $331, net of tax, as of December 31, 2004. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the year ended December 31, 2004. The Company expects to terminate these agreements simultaneously with the pricing of its next term securitization with any of the unrealized gains or losses amortized to interest expense over the term of the borrowing. There were no similar outstanding interest rate swap agreements at December 31, 2003.
      The Company recognized net losses in other financing related costs of $95, $0 and $0, in the years ended December 31, 2004, 2003 and 2002, respectively, related to the fair values of the interest rate swaps that were terminated or did not qualify for hedge accounting. As of December 31, 2004, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $2.2 million. The fair market value adjustments related to these agreements are recorded in other financing related costs on the consolidated statement of operations of $6, $0 and $0, for the years ended December 31, 2004, 2003 and 2002, respectively. This derivative is also related to the 2004 term securitization and is intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization. There were no similar swap arrangements in 2003 and 2002, and accordingly, no related gain or loss recognized in those years.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)
      The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenant in our warehouse borrowing arrangements. Because these derivatives do not meet the hedge accounting provisions of SFAS No. 133, the Company recognizes the fair value of the interest-rate cap agreements on the balance sheet and records changes in fair value of the derivative instruments currently in earnings within financing related costs in the accompanying statements of operations. These agreements are recorded in other assets and are stated at $73, $144 and $199 as of December 31, 2004, 2003 and 2002, respectively.

Income recognition
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

Fee Income
      Fee income consists of fees for delinquent lease payments and cash collected on early termination of leases. Fee income also includes net residual income, which includes income from lease renewals and gains and losses on the realization of residual values of equipment disposed at the end of term. Residual balances at lease termination which remain uncollected more than 120 days are charged against income.
      Fee income from delinquent lease payments is recognized on an accrual basis based on anticipated collection rates. Other fees are recognized when received. Net residual income includes charges for the reduction in estimated residual values on equipment for leases in renewal and is recognized during the renewal period. Management performs periodic reviews of the estimated residual values and any impairment, if other than temporary, is recognized in the current period.
      Fee income from delinquent lease payments amounted to $7,566, $5,942 and $5,308 during the years ended December 31, 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003, and 2002 renewal income, net of depreciation amounted to $4,519, $2,474 and $1,297, and net gains (losses) on residual values amounted to $158, ($443) and ($27), respectively.

Insurance and Other Income
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

Initial direct costs and fees
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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Financing Related Costs
      Financing related costs consist of bank commitment fees and the change in fair value of derivative agreements.

Stock-Based Compensation
      On March 9, 2004 the Company issued restricted common shares under its 2003 Equity Compensation Plan of which 127,372 were outstanding and unvested at December 31, 2004. Certain officers of the Company irrevocably elected to receive the restricted shares in lieu of cash based on a percentage of their targeted annual bonus expected to be paid over the next three years. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if designated performance goals are achieved. The Company recorded deferred compensation of approximately $2.0 million at the time of issuance based on the then stock price of $15.88. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $674 of compensation expense related to this program for the year ended December 31, 2004.
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
      Under SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense related to stock options granted to employees and directors is computed based on the fair value of the stock option at the date of grant using both the Black-Scholes option pricing model and the Cox-Rubinstein-Ross Binomial option pricing model.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)
      Pursuant to the disclosure requirements of SFAS No. 123, had compensation expense for stock option grants been determined based upon the fair value at the date of grant, the Company’s net income would have decreased as follows:

	Year Ended December 31,

		2003	2002
	2004	(restated)	(restated)

Net income, as reported	$13,459	$2,847	$4,331
Add: stock-option-based employee compensation expense included in net income, net of tax	11	8	—
Deduct: total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of tax	(269)	(41)	(6)

Pro forma net income	$13,201	$2,814	$4,325

Earnings per share:
Basic — As reported	$1.19	$0.28	$1.50
Pro forma	1.17	0.27	1.49
Diluted — As reported	$1.15	$0.25	$0.61
Pro forma	1.13	0.24	0.61
Weighted average shares used in computing basic earnings per share	11,330,132	3,001,754	1,703,820
Weighted average shares used in computing diluted earnings per share	11,729,703	3,340,968	7,138,232
      For purposes of determining the above disclosure required by SFAS No. 123, the Company determined the fair value of the options on their grant dates. Key assumptions used in the pricing models were as follows:

	December 31,

Weighted averages:	2004		2003		2002

Risk-free interest rate	3.994%		3.929%		4.766%
Expected life of option grants	8 years		7.2 years		6 years
Expected dividends	$—		$—		$—
Volatility	35	% (1)	35	%(1)	NA	(2)

(1)	Volatility was estimated for options granted since the November 2003 IPO due to a lack of trading history in the company stock.

(2)	Prior to the Company going public in November 2003, the Company valued options using the minimum value method which does not require a volatility assumption.
      In 2004, the Company issued 207,000 stock options each with an exercise price equal to or greater than the estimated fair market value of the stock at the grant date. The weighted average fair value of stock options issued with an exercise price equal to the market price of the stock at the grant date for the twelve months ended December 31, 2004, was $8.54 per share.
      In 2003, the Company issued 153,855 stock options with an exercise price equal to or greater than the estimated fair market value of the stock at the grant date. The weighted average fair value of stock options issued with an exercise price equal to the market price of the stock at the grant date for the twelve months ended December 31, 2003, was $7.31 per share.

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

Earnings Per Share
      The Company follows SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding and the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, warrants and convertible preferred stock, into shares of Common Stock as if those securities were exercised or converted.

Reclassifications
      Certain amounts in the 2003 financial statements were reclassified to conform to the current year presentation.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123R Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (the third quarter for calendar-year-end companies). All public companies must use either the modified prospective or the modified retrospective transition method. The Company plans to use the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123R and expensed as the awards vest based on their grant date fair value. Accordingly, Marlin will adopt this rule in the third quarter of 2005 and anticipates recognizing approximately $308 of expense for the vesting of previously issued stock options in 2005.
      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January  31, 2003, regardless of when the variable

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)
interest entity was established. In December 2003, the FASB issued Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, or FIN No. 46R, which provides further guidance on the accounting for variable interest entities. The Company adopted the provisions of FIN No. 46R in the first quarter of 2004 with no material effect on the Company’s consolidated financial statements.

4.	Change in Accounting Principle
      The Company had previously accounted for its warrants in accordance with EITF Issue No. 88-9, Put Warrants. The holders of the Company’s warrants, which were issued in connection with subordinated debt, had the option to put the shares of Class A Common Stock exercisable under the warrants to the Company at fair value upon certain circumstances. In accordance with EITF Issue No. 88-9, the Company had classified and measured the put warrants in equity. In connection with the Company’s initial public offering, the Company was required to adopt EITF Issue 96-13, codified in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Owned Stock, since the provisions of EITF Issue No. 88-9 are applicable to nonpublic companies. Under EITF Issue No. 96-13, the put warrants are classified as a liability and measured at fair value, with changes in fair value reported in earnings. The effect of this change in accounting principle on net income was an increase of $208 for the year ended December 31, 2001 and a decrease of $908 and $5,723 for the years ended December 31, 2002 and 2003, respectively. The warrants were exercised into common stock on a net issuance basis in conjunction with the Company’s November 2003 IPO and the total warrant liability of $7.1 million was reclassified back to equity at that time.

5.	Net Investment in Direct Financing Leases
      Net investment in direct financing leases consists of the following:

	December 31

		2003
	2004	(restated)

Minimum lease payments receivable	$571,269	$489,430
Estimated residual value of equipment	41,062	37,091
Unearned lease income, net of initial direct costs and fees deferred	(97,245)	(85,517)
Security deposits	(19,346)	(16,828)
Allowance for credit losses	(6,062)	(5,016)

	$489,678	$419,160

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)
      Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of December 31, 2004:

	Minimum lease
	payments	Income
	receivable	amortization

Year Ending December 31:
2005	$229,753	$50,264
2006	170,245	28,398
2007	103,379	13,157
2008	51,201	4,664
2009	16,529	759
Thereafter	162	3

	$571,269	$97,245

      The Company’s leases are assigned as collateral for borrowings as further discussed in note 10.
      Initial direct costs and fees deferred were $15,973 and $14,725 as of December 31, 2004 and 2003, respectively, and are netted in unearned income and will be amortized to income using the level yield method.
      Income is not recognized on leases when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease becomes less than 90 days delinquent. As of December 31, 2004 and 2003, the Company maintained direct finance lease receivables which were on a nonaccrual basis of $1,944 and $1,504, respectively. As of December 31, 2004 and 2003, the Company had minimum lease receivables in which the terms of the original lease agreements had been renegotiated in the amount of $2,896 and $2,056, respectively.

6.	Concentrations of Credit Risk
      As of December 31, 2004 and 2003, leases approximating 12% of the net investment balance of leases by the Company were located in the state of California. No other state accounted for more than 10% of the net investment balance of leases owned and serviced by the Company as of such dates. As of December 31, 2004 and 2003 no single vendor source accounted for more than 3% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2004 and 2003. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including retail, service, manufacturing, medical and restaurant, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. The estimated residual value of leased equipment was comprised of 60.4%, and 55.1% of copiers as of December 31, 2004 and 2003, respectively. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2004 and 2003,respectively. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment.
      The Company enters into derivative instruments with counterparties that generally consist of large financial institutions. The Company monitors its positions with these counterparties and the credit quality of these financial institutions. The Company does not anticipate nonperformance by any of its counterparties. In addition to the fair value of derivative instruments recognized in the consolidated financial statements, the Company could be exposed to increased interest costs in future periods if counterparties failed.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

7.	Allowance for Credit Losses
      Net investments in direct financing leases are charged-off when they are contractually past due 121 days based on the historical net loss rates realized by the Company.
      Activity in this account is as follows:

	Year Ended December 31,

	2004	2003	2002

Balance, beginning of period	$5,016	$3,965	$3,059
Current provisions	9,953	7,965	6,850
Charge-offs, net	(8,907)	(6,914)	(5,944)

Balance, end of period	$6,062	$5,016	$3,965

8.	Property and Equipment, net
      Property and equipment consist of the following:

	December 31,
			Depreciable
	2004	2003	Life

Furniture and equipment	$2,019	$1,642	7 years
Computer systems and equipment	4,347	3,256	3 -5 years
Leasehold improvements	309	196	lease term
Less — accumulated depreciation and amortization	(3,120)	(2,681)

	$3,555	$2,413

      Depreciation and amortization expense was $890, $714 and $645 for the years ended December 31, 2004, 2003 and 2002, respectively.

9.	Commitments and Contingencies
      The Company is involved in legal proceedings, which include claims, litigation and class action suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
      As of December 31, 2004, the Company leases all five of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in Denver, Colorado, Atlanta, Georgia, Philadelphia, Pennsylvania and Chicago, Illinois. These lease commitments are accounted for as operating leases.
      The Company has entered into several capital leases to finance corporate property and equipment.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)
      The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2004:

	Capital	Operating
	leases	leases

Year Ending December 31:
2005	$169	$1,229
2006	99	1,460
2007	73	1,392
2008	34	1,212
2009		1,086
Thereafter	—	3,840

Total minimum lease payments	375	$10,219

Less — amount representing interest	46

Present value of minimum lease payments	$329

      Rent expense was $786, $606 and $498 for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company has employment agreements with certain senior officers that extend through November 12, 2006, with certain renewal options.

10.	Revolving and Term Secured Borrowings
      Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	December 31,

	2004	2003

Secured bank facility	$—	$4,508
00-A Warehouse Facility	—	28,139
02-A Warehouse Facility	12,033	38,133
00-1 Term Securitization	—	11,998
01-1 Term Securitization	—	27,348
02-1 Term Securitization	44,719	92,442
03-1 Term Securitization	106,921	176,332
04-1 Term Securitization	252,930	—

Total borrowings	$416,603	$378,900

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)
      At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,

	2004	2003

Secured bank facility	$—	$5,837
00-A Warehouse Facility	—	37,281
02-A Warehouse Facility	16,755	51,643
00-1 Term Securitization	—	13,500
01-1 Term Securitization	—	30,617
02-1 Term Securitization	49,311	104,788
03-1 Term Securitization	119,907	200,874
04-1 Term Securitization	295,335	—

	$481,308	$444,540

Secured Bank Facility
      As of December 31, 2004, the Company has a secured line of credit with a group of banks to provide up to $40,000 in borrowings at LIBOR plus 2.125%. The credit facility expires on August 31, 2005. For the years ended December 31, 2004 and 2003, the weighted average interest rates were 3.46% and 3.94%, respectively. For the years ended December 31, 2004 and 2003, the Company incurred commitment fees on the unused portion of the credit facility of $230 and $156, respectively.

Warehouse Facilities
      00-A Warehouse Facility — During December 2000, the Company entered into a $75 million commercial paper warehouse facility (“the 00-A Warehouse Facility”). This facility was increased to $125 million in May 2001. The 00-A Warehouse Facility expires in October 2006. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. The 00-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the years ended December 31, 2004, 2003, and 2002, the weighted average interest rates were 1.71%, 1.84%, and 2.46%, respectively. As of December 31, 2004 and December 31, 2003 notes outstanding under this facility were $0 and $28.1 million, respectively. The 00-A Warehouse Facility requires that the Company limit its exposure to adverse interest rate movements on the variable rate notes through entering into interest rate cap agreements. As of December 31, 2004, the Company had interest rate cap transactions with notional values of $64.2 million, at a weighted average rate of 6.09%. The fair value of these interest rate cap transactions was $46 as of December 31, 2004.
      02-A Warehouse Facility — During April 2002, the Company entered into a $75 million commercial paper warehouse facility (“the 02-A Warehouse Facility”). In January 2004 the 02-A Warehouse Facility was transferred to another lender and extended to April 2005 but may, at the option of the committed lenders, be renewed through April 8, 2006. This facility was increased to $100 million in March 2004. The 02-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. The 02-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)
period. For the years ended December 31, 2004, 2003 and 2002, the weighted average interest rate was 2.29%, 2.43% and 2.79%, respectively. As of December 31, 2004 and December 31, 2003 notes outstanding under this facility were $12.0 million and $38.1 million, respectively. The 02-A Warehouse Facility requires that the Company limit its exposure to adverse interest rate movements on the variable rate notes through entering into interest rate cap agreements. As of December 31, 2004, the Company had interest rate cap transactions with notional values of $69.7 million at a weighted average rate of 6.01%. The fair value of these interest rate cap transactions was $27 as of December 31, 2004.

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
      00-1 Transaction — On September 26, 2000, the Company closed a $96.9 million term securitization (“Series 2000-1 Notes”). In connection with the Series 2000-1 transaction, three tranches of notes were issued to investors in the form of $86.5 million Class A Notes, $6.6 million Class B Notes and $3.8 million Class C Notes. The weighted average fixed rate coupon payable to investors is 7.96%. On April 15, 2004, the Company exercised the option to redeem the Series 2000-1 Notes in whole and the outstanding balances were paid in full.
      01-1 Transaction — On June 25, 2001, the Company closed a $115.8 million term securitization (“Series 2001-1 Notes”). In connection with the Series 2001-1 transaction, three tranches of notes were issued to investors in the form of $103.3 million Class A Notes, $7.9 million Class B Notes and $4.6 million Class C Notes. The weighted average fixed rate coupon payable to investors is 5.84%. On August 16, 2004, the Company exercised the option to redeem the Series 2001-1 Notes in whole and the outstanding balances were paid in full.
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
      04-1 Transaction — On July 22, 2004 the Company closed a $304.6 million term securitization (“Series 2004-1 Notes”). In connection with the 2004-1 transaction, 6 classes of notes were issued to investors with three of the classes issued at variable rates but swapped to fixed interest cost to the Company through use of derivative interest rate swap contracts. The weighted average interest coupon will approximate 3.81% over the term of the financing.
      Borrowings under the Company’s warehouse facilities and, the term securitizations, are collateralized by the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)
      Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement and a maximum debt to equity ratio. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of servicer termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of December 31, 2004 and 2003 the Company was in compliance with terms of the warehouse facilities and term securitization agreements.
      Scheduled principal payments on outstanding debt as of December 31, 2004 are as follows:

Year Ending December 31:
2005	$189,137
2006	122,276
2007	67,513
2008	31,196
2009	6,481
Thereafter	—

$416,603

11.	Income Taxes
      The Company’s income tax provision consisted of the following components:

	Year Ended December 31,

		2003	2002
	2004	(restated)(1)	(restated)(1)

Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	7,414	4,622	3,097
State	1,485	978	497

Total	$8,899	$5,600	$3,594

(1)	See Note 2

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)
      Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes principally related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns. The sources of these temporary differences and the related tax effects were as follows:

	December 31,

		2003	2002
	2004	(restated)(1)	(restated)(1)

Net operating loss carryforwards	$12,480	$5,817	$3,988
Allowance for credit losses	2,416	1,981	1,566
Lease accounting	(33,733)	(18,092)	(10,657)
Interest-rate cap agreements	(41)	120	171
Accrued expenses	87	194	249
Depreciation	(341)	(252)	(191)
Deferred income	725	404	404
Deferred compensation	282	6	—
Other	15	—	—

Deferred tax liability	$(18,110)	$(9,822)	$(4,470)

(1)	See Note 2
      As of December 31, 2004 the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $33.9 million and $598, respectively. Federal NOLs expire in years 2018 and 2025, while state NOLs expire in years 2009 through 2024.
      The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	December 31,

		2003	2002
	2004	(restated)(1)	(restated)(1)

Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.3	7.5	4.5
Change in fair market value — warrants	—	23.7	4.3
Change in income tax rates	0.5	—	1.6

Effective rate	39.8%	66.3%	45.4%

(1)	See Note 2

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

12.	Earnings Per Share
      The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share:

	Year Ended December 31,

		2003	2002
	2004	(restated)	(restated)

Basic earnings per share computation:
Numerator:
Net Income	$13,459	$2,847	$4,331
Preferred stock dividends	—	(2,006)	(1,781)

Net income attributable to common stockholders	$13,459	$841	$2,550

Denominator:
Shares used in computing basic earnings per share	11,330,132	3,001,754	1,703,820

Basic earnings per share:	$1.19	$0.28	$1.50

Diluted earnings per share computation:
Numerator:
Net income attributable to common stockholders	$13,459	$841	$2,550
Preferred stock dividends	—	—	1,781

Net Income for diluted earnings per share computations:	$13,459	$841	$4,331

Denominator:
Shares used in computing basic earnings per share	11,330,132	3,001,754	1,703,820
Effect of dilutive securities:
Preferred stock	—	—	5,156,150
Employee options and warrants	399,571	339,214	278,262

Shares used in computing diluted earnings per share	11,729,703	3,340,968	7,138,232

Diluted earnings per share:	$1.15	$0.25	$0.61

      The effects of the convertible preferred stock in 2003 have been excluded from diluted earnings per share computations as they were deemed anti-dilutive. Preferred stock converted into common shares in conjunction with the November 2003 IPO.
      The shares used in computing diluted earnings per share exclude options to purchase 148,410, 134,500, and 184,485 shares of Common Stock for the years ended December 31, 2004, 2003 and 2002, respectively, as the inclusion of such shares would be anti-dilutive.

13.	Stock-Based Plans
      In October 2003, the Company adopted the Marlin Business Services Corp. 2003 Equity Compensation Plan (the “2003 Plan”). The Marlin Leasing Corporation 1997 Equity Compensation Plan (the “1997 Plan”) was merged into the 2003 Plan (as combined, the “Equity Plan”), and all 943,760 options outstanding under the 1997 Plan were assumed by the 2003 Plan. Under the terms of the Equity Plan, as amended, employees, certain consultants and advisors, and nonemployee members of the Company’s board of directors have the

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)
opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. The aggregate number of shares under the Equity Plan that may be issued pursuant to stock options or restricted stock grants is 2,100,000. Stock options issued prior to 2004 generally vest over four years. Stock options issued in 2004 generally vest over eight years but may accelerate if certain performance measures are obtained. All options expire not more than ten years after the date of grant. Information with respect to options granted under the Equity Plan is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Balance, December 31, 2001	754,673	$4.82
Granted	186,900	3.39
Exercised	—	—
Forfeited	(31,465)	7.72

Balance, December 31, 2002	910,108	4.43
Granted	228,755	10.20
Exercised	(60,655)	3.63
Forfeited	—	—

Balance, December 31, 2003	1,078,208	5.66
Granted	207,000	18.20
Exercised	(147,599)	2.97
Forfeited	(42,089)	9.83

Balance, December 31, 2004	1,095,520	$8.21

      There were 656,671 shares available for future grants under the Equity Plan as of December 31, 2004.
      The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$1.90 — 3.39	470,494	5.76	$3.03	307,363	$2.84
4.23 — 5.01	142,491	5.10	4.37	142,491	4.37
10.18	164,535	6.90	10.18	113,725	10.18
14.00	122,500	8.86	14.00	30,625	14.00
$15.59 — 18.80	195,500	9.17	$18.17	3,750	$16.01
      During 2003, in connection with the grant of options to employees, the Company recorded deferred compensation of $64 representing the difference between the exercise price and the fair value of the Company’s common stock on the date such options were granted. Deferred compensation is included as a component of stockholders’ equity and is being amortized to expense ratably over the four-year vesting period of the options.
      On March 9, 2004 the Company issued restricted common shares under its 2003 Equity Compensation Plan of which 127,372 were outstanding and unvested at December 31, 2004. Certain officers of the Company irrevocably elected to receive the restricted shares in lieu of cash based on a percentage of their targeted annual bonus expected to be paid over the next three years. Restrictions on the shares lapse at the end of

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)
10 years but may lapse (vest) in as little as three years if designated performance goals are achieved. The Company recorded deferred compensation of approximately $2.0 million at the time of issuance based on the then stock price of $15.88. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $674 of compensation expense related to this program for the year ended December 31, 2004.
      On January 11, 2005 the Company issued 103,960 stock options under the 2003 Plan at a strike price equal to the fair market value of the common stock of $17.52. These options have a seven year term and a four year vesting provision. Also, on January 11, 2005, the Company issued 55,384 shares of restricted stock under the 2003 Plan. These restricted shares vest in seven years but may be accelerated if certain performance measures are achieved. Also, to date in 2005 the Company has issued 16,259 shares of restricted stock under its management stock ownership programs.
      Prior to October 2003, the Company allowed employees to purchase Common Stock at fair value under the Equity Plan. Shares purchased under the Equity Plan for the years ended December 31, 2003 and 2002 were 92,063 and 37,376, respectively. Under this stock purchase program, the Company accepted full recourse, interest-bearing, promissory notes from employees repayable over five years. Under the terms of this program, the Company extended loans for additional shares based upon an employee’s investment in the Company’s common stock. Amounts due the Company are shown as stock subscription receivable in equity. Shares reacquired from employees were retired.
      In October 2003, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, employees have the opportunity to purchase shares of common stock during designated offering periods equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the purchase date. Participants are limited to 10% of their compensation. The aggregate number of shares under the ESPP that may be issued is 200,000. During 2004, 39,116 shares of common stock were sold for $523 pursuant to the terms of the ESPP.

14.	Employee 401(k) Plan
      The Company adopted a 401(k) plan (the “Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per IRS guidelines. The Plan also provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 4%. The Company has elected to double the required match in 2004, 2003 and 2002. The Company’s contributions to the Plan for the years ended December 31, 2004, 2003 and 2002 were approximately $221, $171 and $125, respectively.

15.	Other Comprehensive Income
      The following table details the components of other comprehensive income. The Company had no other comprehensive income in prior periods.

	Year Ended December 31,

		2003	2002
	2004	(restated)	(restated)

Net income, as reported	$13,459	$2,847	$4,331
Changes in fair values of derivatives qualifying as cash flow hedges	618	—	—
Tax effect	(244)	—	—

Changes in fair values of derivatives qualifying as cash flow hedges, net of tax	374	—	—

Comprehensive income	$13,833	$2,847	$4,331

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

16.	Disclosures about the Fair Value of Financial Instruments

(a)	Cash and Cash Equivalents
      The carrying amount of the Company’s cash approximates fair value as of December 31, 2004 and 2003.

(b)	Restricted Cash
      The Company maintains cash reserve accounts as a form of credit enhancement in connection with the Series 2004-1, 2003-1 and 2002-1 term securitizations. The book value of such cash reserve accounts is included in restricted cash on the accompanying balance sheet. The fair values of the cash reserve accounts are determined based on a discount rate equal to the weighted coupon payable on the term notes and the estimated life for each term securitization.

(c)	Revolving and Term Secured Borrowings
      The fair value of the Company’s debt and secured borrowings was estimated by discounting cash flows at current rates offered to the Company for debt and secured borrowings of the same or similar remaining maturities.

(d)	Accounts Payable and Accrued Expenses
      The carrying amount of the Company’s accounts payable approximates fair value as of December 31, 2004 and 2003.

(e)	Interest-Rate Caps
      The fair value of the Company’s interest-rate cap agreements was $73 and $144 as of December 31, 2004 and 2003, respectively, as determined by third party valuations.

(f)	Interest-Rate Swaps
      The fair value of the Company’s interest-rate swap agreements was $624 and $0 as of December 31, 2004 and 2003, respectively, as determined by third party valuations.
      The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$16,092	$16,092	$29,435	$29,435
Restricted cash	20,454	19,649	15,672	15,240
Revolving and term secured borrowings	416,603	412,713	378,900	379,176
Accounts payable and accrued expenses	12,367	12,367	9,100	9,100
Interest-rate caps	73	73	144	144
Interest-rate swaps	624	624	—	—

17.	Related Party Transactions
      The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Chairman of the Board of Directors and Chief Executive Officer, is the President of The Selzer Company. We do not have any contractual arrangement with The Selzer Group or Richard Dyer, nor do we pay either of them any direct fees. Insurance premiums paid to The Selzer Company were $640 and $761 during the years ended December 31, 2004 and 2003.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
Item 9A.     Controls and Procedures
      Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management has applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As a result of this evaluation, management concluded that a material weakness existed in the Company’s controls over the selection and application of accounting policies. Specifically, the Company had misapplied generally accepted accounting principles (GAAP) as they pertain to the timing of recognition of interim rental income and, accordingly, has restated its previously issued financial statements to correct for this error (see Note 2 to the Company’s consolidated financial statements).
      Based on management’s evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.
      Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
      In response to the aforementioned material weakness in the Company’s internal control over financial reporting, subsequent to year end December 31, 2004, the Company implemented additional review procedures over the selection and monitoring of accounting practices to ensure overall compliance with generally accepted accounting principles.
Item 9B.     Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2005 Annual Meeting of Stockholders.
      We have adopted a code of ethics and business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of ethics and business conduct is available free of charge within the investor relations’ section of our website at www.marlincorp.com. We intend to post on our website any amendments and waivers to the code of ethics and business conduct that are required to be disclosed by the rules of the Securities and Exchange Commission, or file a Form 8-K, Item 5.05 to the extent required by NASDAQ listing standards.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2005 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2005 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2005 Annual Meeting of Stockholders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of this Report
      The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.	Financial Statements and Supplemental Data
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003.
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.
Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules
Schedules, are omitted because they are not applicable or are not required, or because the required information is included in the consolidated and combined financial statements or notes thereto.

      (c) Exhibits.

Exhibit
Number		Description

3	.1(3)	Amended and Restated Articles of Incorporation of the Registrant.

3	.2(2)	Bylaws of the Registrant.

4	.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10	.1(2)	2003 Equity Compensation Plan of the Registrant.

10	.2(2)	2003 Employee Stock Purchase Plan of the Registrant.

10	.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10	.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation

10	.5(2)	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10	.6(2)	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10	.7(2)	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10	.8(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10	.9(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10	.10(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10	.11(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.

10	.12(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10	.13(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10	.14(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10	.15(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10	.16(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

Exhibit
Number		Description

10	.17(1)	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10	.18(4)	Second Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10	.19(4)	Third Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

21.1		List of Subsidiaries (Filed herewith)
23.1		Consent of KPMG LLP (Filed herewith)
31.1		Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule (a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2		Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1		Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed ‘filed‘ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 14, 2005

Marlin Business Services Corp.

By:	/s/ Daniel P. Dyer

Daniel P. Dyer
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Daniel P. Dyer Daniel P. Dyer	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

By:	/s/ Bruce E. Sickel Bruce E. Sickel	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

By:	/s/ Gary R. Shivers Gary R. Shivers	President and Director	March 14, 2005

By:	/s/ John J. Calamari John J. Calamari	Director	March 14, 2005

By:	/s/ Lawrence J. DeAngelo Lawrence J. DeAngelo	Director	March 14, 2005

By:	/s/ Kevin J, McGinty Kevin J, McGinty	Director	March 14, 2005

By:	/s/ James W. Wert James W. Wert	Director	March 14, 2005

By:	/s/ Loyal W. Wilson Loyal W. Wilson	Director	March 14, 2005