Form 10-Q
period 2005-06-30
MARLIN BUSINESS SERVICES CORP
filed 2005-08-08
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
Commission file number 000-50448
MARLIN BUSINESS SERVICES CORP.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	38-3686388 (I.R.S. Employer Identification Number)
300 Fellowship Road, Mount Laurel, NJ 08054
(Address of principal executive offices)
(Zip code)
(888) 479-9111
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
At July 31, 2005, 11,706,397 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the quarter ended June 30, 2005

PART I
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	$6,259	$16,092
Restricted cash	26,940	20,454
Net investment in direct financing leases	537,497	489,678
Property and equipment, net	3,624	3,555
Property tax receivables	935	625
Fair value of cash flow hedges	2,273	618
Other assets	6,536	6,737

Total assets	$584,064	$537,759

Liabilities and Stockholders’ Equity
Debt and secured borrowings	$441,355	$416,603
Other liabilities:
Sales and property taxes payable	9,535	4,856
Accrued expenses and other liabilities	8,519	7,840
Deferred income tax liability	23,352	18,110

Total liabilities	482,761	447,409

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,701 and 11,528 shares issued and outstanding, respectively	117	115
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	78,122	75,732
Stock subscription receivable	(38)	(54)
Deferred compensation	(2,231)	(1,380)
Cumulative other comprehensive income	1,336	374
Retained earnings	23,997	15,563

Total stockholders’ equity	101,303	90,350

Total liabilities and stockholders’ equity	$584,064	$537,759

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three-months Ended June 30,		Six-months Ended June 30,
		2004		2004
	2005	(restated)(1)	2005	(restated)(1)
Income:
Interest income	$16,389	$14,120	$32,103	$27,523
Fee income	4,586	3,206	9,034	6,016

Interest and fee income	20,975	17,326	41,137	33,539
Interest expense	4,792	3,624	9,285	7,555

Net interest and fee income	16,183	13,702	31,852	25,984
Provision for credit losses	2,270	2,445	4,950	4,768

Net interest and fee income after provision for credit losses	13,913	11,257	26,902	21,216
Insurance and other income	1,217	1,005	2,389	2,090

Operating income	15,130	12,262	29,291	23,306

Salaries and benefits	4,391	3,428	8,824	6,660
General and administrative	2,971	2,742	5,797	5,040
Financing related costs	410	451	783	933

Income before income taxes	7,358	5,641	13,887	10,673
Income taxes	2,874	2,230	5,453	4,217

Net income	$4,484	$3,411	$8,434	$6,456

Basic earnings per share:	$0.39	$0.30	$0.73	$0.57
Diluted earnings per share:	$0.38	$0.29	$0.71	$0.55
Shares used in computing basic earnings per share:	11,508,519	11,283,348	11,483,678	11,252,744
Shares used in computing diluted earnings per share:	11,912,329	11,676,895	11,891,369	11,668,954

(1) See Note 2
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

			Additional	Stock		Other		Total
	Common	Stock	Paid-In	Subscription	Deferred	Comprehensive	Retained	Shareholders
	Shares	Amount	Capital	Receivable	Compensation	Income	Earnings	Equity
Balance, December 31, 2003 (restated)(1)	11,213,610	$112	$71,918	$(213)	$(50)	—	$2,104	$73,871

Issuance of common stock	39,116	1	522	—	—	—	—	523
Exercise of stock options	147,599	1	437	—	—	—	—	438
Tax benefit on stock options exercised	—	—	834	—	—	—	—	834
Payment of receivables	—	—	—	159	—	—	—	159
Restricted stock grant	127,372	1	2,021	—	(2,022)	—	—	—
Amortization of deferred compensation	—	—	—	—	692	—	—	692
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	—	374	—	374
Net income	—	—	—	—	—	—	13,459	13,459

Balance, December 31, 2004	11,527,697	115	75,732	(54)	(1,380)	374	15,563	90,350

Issuance of common stock	10,031	—	179	—	—	—	—	179
Exercise of stock options	91,515	1	335	—	—	—	—	336
Tax benefit on stock options exercised	—	—	571	—	—	—	—	571
Payment of receivables	—	—	—	16	—	—	—	16
Restricted stock grant	72,154	1	1,305	—	(1,356)	—	—	(50)
Amortization of deferred compensation	—	—	—	—	505	—	—	505
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	—	962	—	962
Net income	—	—	—	—	—	—	8,434	8,434

Balance, June 30, 2005	11,701,397	$117	$78,122	$(38)	$(2,231)	$1,336	$23,997	$101,303

(1) See Note 2

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six-months Ended June 30,
		2004
	2005	(restated)(1)
Cash flows from operating activities:
Net income	$8,434	$6,456
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	995	776
Provision for credit losses	4,950	4,768
Deferred taxes	5,453	4,217
Amortization deferred initial direct costs and fees	5,870	5,787
Deferred initial direct costs and fees	(6,817)	(6,746)
Effect of changes in other operating items:
Other assets	(68)	(950)
Other liabilities	5,074	3,793

Net cash provided by operating activities	23,891	18,101

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(162,335)	(136,704)
Principal collections on direct financing lease receivables	110,196	91,423
Security deposits collected, net of returns	317	1,644
Acquisitions of property and equipment	(699)	(708)

Net cash used in investing activities	(52,521)	(44,345)

Cash flows from financing activities:
Issuances of common stock, net of terminations	195	117
Exercise of stock options	336	594
Term securitization repayments	(100,909)	(83,467)
Secured bank facility advances	15,865	17,179
Secured bank facility repayments	(15,865)	(7,858)
Warehouse advances	138,965	103,448
Warehouse repayments	(13,304)	(17,932)
Change in restricted cash	(6,486)	(2,586)

Net cash provided by financing activities	18,797	9,495

Net decrease in cash and cash equivalents	(9,833)	(16,749)
Cash and cash equivalents, beginning of period	16,092	29,435

Cash and cash equivalents, end of period	$6,259	$12,686

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,035	$6,488
Cash paid for income taxes	$276	—

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
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at June 30, 2005 and the results of operations for the three and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2005. The consolidated results of operations for the three and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation.
As described in our 2004 Form 10-K filed with The Securities Exchange Commission on March 15, 2005, the Company restated its consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 and for the four quarters of fiscal 2004 and 2003 to reflect a correction in the accounting for interim rental income that had been previously recognized when invoiced. Interim rentals are now included with other minimum lease payments in determining the Company’s net investment in direct financing leases and the amount of unearned lease income. Unearned lease income, net of initial direct costs and fees, is recognized as revenue over the lease term on the effective interest method. Quarterly information for the three and six month periods ended June 30, 2004 reported herein reflect the restated amounts.

	Three months ended June 30, 2004		Six months ended June 30, 2004
	Previously		Previously
	Reported	As restated	Reported	As restated
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Interest income	$13,603	$14,120	$26,528	$27,523
Fee income	3,949	3,206	7,442	6,016
Income tax expense	2,321	2,230	4,389	4,217
Net income	3,547	3,411	6,715	6,456
Basic earnings per share	0.31	0.30	0.60	0.57
Diluted earnings per share	0.30	0.29	0.58	0.55
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables and income taxes. Actual results could differ from estimates.
NOTE 3 — Net Investment in Direct Financing Leases
Net investment in direct financing leases consists of the following:

	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Minimum lease payments receivable	$622,914	$571,269
Estimated residual value of equipment	42,809	41,062
Unearned lease income, net of initial direct costs and fees deferred	(102,208)	(97,245)
Security deposits	(19,663)	(19,346)
Allowance for credit losses	(6,355)	(6,062)

	$537,497	$489,678

Substantially all of the Company’s leases are assigned as collateral for borrowings.
Initial direct costs and fees deferred were $16.9 million and $16.0 million as of June 30, 2005 and December 31, 2004, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At June 30, 2005 and December 31, 2004, $28.1 million and $25.6 million, respectively, of residual assets retained on our balance sheet were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of June 30, 2005:

	Minimum lease	Income
Period Ending	payments receivable	Amortization
December 31:	June 30, 2005	June 30, 2005
	(dollars in thousands)
2005	$131,023	$29,774
2006	220,513	40,437
2007	149,581	20,876
2008	80,632	8,640
2009	35,648	2,402
Thereafter	5,517	79

	$622,914	$102,208

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
We issued a term note securitization on July 22, 2004 where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. As of June 30, 2005, we had interest rate swap agreements related to these transactions with underlying notional amounts of $115.2 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $628,000 and $71,000 as of June 30, 2005 and December 31, 2004, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $378,000 and $43,000, net of tax, as of June 30, 2005 and December 31, 2004, respectively. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the six-month period ended June 30, 2005. There were no similar interest rate swap agreements at June 30, 2004.
In October and December 2004, the Company entered agreements with total underlying notional amounts of $250.0 million to commence interest rate swap contracts in August 2005 related to its next expected term securitization transaction. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $1.6 million and $546,000 as of June 30, 2005 and December 31, 2004, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $992,000 and $331,000, net of tax, as of June 30, 2005 and December 31, 2004, respectively. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the six-month period ended June 30, 2005. The Company expects to terminate these agreements simultaneously with the pricing of its next term securitization with any of the unrealized gains or losses amortized to interest expense over the term of the borrowing. There were no similar outstanding interest rate swap agreements at June 30, 2004.
In June 2005, the Company entered agreements with total underlying notional amounts of $150.0 million to commence interest rate swap contracts in September 2006 related to its expected 2006 term securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair values of $58,000. These interest rate swap agreements were designated as cash flow hedges with unrealized losses recorded in the equity section of the balance sheet of approximately $35,000, net of tax, as of June 30, 2005. The Company expects to terminate these agreements simultaneously with the pricing of its 2006 term securitization with any of the unrealized gains or losses amortized to interest expense over the term of the borrowing.
During the six-month period ended June 30, 2005, the Company recognized a net loss of $16,000 in other financing related costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. As of June 30, 2005, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $4.7 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at a fair value of ($10,000). This derivative is also related to the 2004 term securitization and is intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization. There were no similar swap arrangements in the first two quarters of 2004 and, accordingly, no related gain or loss recognized in the six-month period ended June 30, 2004.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in our warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $95,000 and $73,000 as of June 30, 2005 and December 31, 2004, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of June 30, 2005 and December 31, 2004 was $165.3 million and $133.9 million, respectively. During the first and second quarters of 2005, the Company sold interest-rate cap agreements. The fair value of these interest-rate caps are recorded in other liabilities at $73,000 as of June 30, 2005. There were no similar outstanding sold rate cap agreements at June 30, 2004.

Note 5 — Other Comprehensive Income
The following table details the components of other comprehensive income.

	Three-months ended		Six-months ended
	June 30,		June 30,
		2004		2004
	2005	(restated)	2005	(restated)
	(dollars in thousands)		(dollars in thousands)
Net income, as reported	$4,484	$3,411	$8,434	$6,456

Changes in fair values of derivatives qualifying as cash flow hedges	2,021	—	1,598	—
Tax effect	(804)	—	(636)	—

Changes in fair values of derivatives qualifying as cash flow hedges, net of tax	1,217	—	962	—

Comprehensive income	$5,701	$3,411	$9,396	$6,456

NOTE 6 — Earnings Per Common Share
Earnings per common share (“EPS”) was calculated as follows (in thousands, except per share amounts):

	Three-months ended		Six-months ended
	June 30,		June 30,
		2004		2004
	2005	(restated)	2005	(restated)

Net income	$4,484	$3,411	$8,434	$6,456

Weighted average common shares outstanding used in computing basic EPS	11,509	11,283	11,484	11,253
Effect of dilutive securities:
Stock options and restricted stock	403	394	407	416

Adjusted weighted average common shares used in computing diluted EPS	11,912	11,677	11,891	11,669

Net earnings per common share:
Basic	$0.39	$0.30	$0.73	$0.57
Diluted	$0.38	$0.29	$0.71	$0.55
The shares used in computing diluted earnings per share exclude options to purchase 8,805 and 164,000 shares of common stock for the three and six-month periods ended June 30, 2005 and June 30, 2004, respectively, as inclusion of such shares would be anti-dilutive.
NOTE 7 — Stock-Based Compensation
On January 11, 2005, the Company issued 103,960 stock options under the 2003 Plan at a strike price equal to the then fair market value of the common stock of $17.52. During the second quarter, the Company issued an additional 3,000 stock options under the 2003 Plan at a strike price equal to the then fair marker value of the common stock of $19.78. These options have a seven year term and a four year vesting provision. The Company also issued 5,805 stock options during the second quarter to non-employee independent directors at a strike price equal to the fair market value of the common stock of $19.78. These options have a seven year term and vest one year from the date of grant.

On January 11, 2005, the Company also issued 55,384 shares of restricted stock under the 2003 Plan. The restricted shares vest in seven years but may be accelerated if certain performance measures are achieved. The Company recorded deferred compensation of approximately $970,000 at the time of issuance based on the then stock price of $17.52. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $61,000 and $121,000 of compensation expense related to this restricted stock for the three and six months ended June 30, 2005, respectively.
Also, to date in 2005, the Company has issued another 19,025 shares of restricted stock primarily through a management stock ownership program. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if the employee remains employed at the Company and holds a matching number of other common shares in addition to these restricted shares. As the shares were issued at various dates, the Company has recorded deferred compensation of approximately $345,000 with an average stock price of $18.13 for all shares issued. For the three and six-month periods ended June 31, 2005, $28,000 and $51,000, respectively, of compensation expense was recognized related to this restricted stock.
On May 26, 2005, the Company issued 6,825 shares of restricted stock to non-employee independent directors. The restricted shares vest at the earlier of seven years from the grant date or six months following the director’s termination of Board service. The Company recorded deferred compensation of approximately $135,000 based on a stock price of $19.78 at the time of issuance. The Company recognized $11,000 of expense related to this restricted stock during the second quarter of 2005.
On March 9, 2004 the Company issued restricted common shares under its 2003 Equity Compensation Plan of which 78,780 were unvested at June 30, 2005. Certain officers of the Company irrevocably elected to receive the restricted shares in lieu of cash based on a percentage of their targeted annual bonus expected to be paid over the next three years. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if designated performance goals are achieved. The Company recorded deferred compensation of $2.0 million at the time of issuance based on the then stock price of $15.88. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $157,000 and $314,000 of compensation expense related to this program for the three and six-month periods ended June 30, 2005. In January 2005, 9,082 shares of this restricted stock were forfeited. The Company reversed $94,000 of deferred compensation and $50,000 of amortized compensation expense related to these forfeitures.
The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the fair value per share exceeds the exercise price per share at the measurement date, which is generally the grant date. This deferred compensation is recognized over the vesting period. For the three and six-month periods ended June 30, 2005, the Company issued 8,805 and 112,765 options, respectively, with an exercise price equal to the fair market value of the Company’s stock on the date of grant. Therefore, no deferred compensation was recognized for this grant.
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

	Three-months ended June 30,		Six-months ended June 30,
		2004		2004
	2005	(restated)	2005	(restated)
Net income attributable to common stockholders as reported	$4,484	$3,411	$8,434	$6,456
Add: stock-option-based employee compensation expense included in net income, net of tax	2	2	5	6
Deduct: total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of tax	(93)	(67)	(183)	(121)

Pro forma net income attributable to common stockholders	$4,393	$3,346	$8,256	$6,341

	Three-months ended June 30,		Six-months ended June 30,
		2004		2004
	2005	(restated)	2005	(restated)
Basic net income per share attributable to common stockholders:
As reported	0.39	0.30	0.73	0.57
Adjusted	0.38	0.30	0.72	0.56
Diluted net income per share attributable to common stockholders:
As reported	0.38	0.29	0.71	0.55
Adjusted	0.37	0.29	0.69	0.54
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
Overview
We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed rate transactions with terms generally ranging from 36 to 72 months. At June 30, 2005, our lease portfolio consisted of approximately 101,000 accounts with an average original term of 46 months and average original transaction size of approximately $8,700.
Since our founding in 1997, we have grown to $584.1 million in total assets at June 30, 2005. Our assets are substantially comprised of our net investment in leases which totaled $537.5 million at June 30, 2005. Our lease portfolio grew approximately 17.1% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added three regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Chicago, Illinois in the first quarter of 2004. Growing the lease portfolio while maintaining asset quality remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.

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

						Six
						Months Ended
	As of or For the Years Ended December 31,					June 30,
	2000	2001	2002	2003	2004	2005
Number of sales account executives	41	50	67	84	100	95
Number of originating sources (1)	631	815	929	1,147	1,244	1,337

(1) Monthly average of origination sources generating lease volume.
Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended June 30, 2005, our net credit losses were 1.74% of our average net investment in leases. We establish reserves for credit losses which requires us to estimate expected losses in our portfolio.
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
Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of June 30, 2005, $303.7 million or 69% of our borrowings were fixed rate term note securitizations.
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
Restatement
As described in our 2004 Form 10-K filed with The Securities Exchange Commission on March 15, 2005, the Company restated its consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 and for the four quarters of fiscal 2004 and 2003 to reflect a correction in the accounting for interim rental income that had been previously recognized when invoiced. Interim rentals are now included with other minimum lease payments in determining the Company’s net investment in direct financing leases and the amount of unearned lease income. Unearned lease income, net of initial direct costs and fees, is recognized as revenue over the lease term on the effective interest method. Quarterly information for the three and six month periods ended June 30, 2004 reported herein reflect the restated amounts.
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
RESULTS OF OPERATIONS
Comparison of the Three-Months Ended June 30, 2005 and 2004
Net income. Net income was $4.5 million for the three-month period ended June 30, 2005. This represented a $1.1 million, or 31.5%,

increase from the same period of 2004 due principally to increased net interest and fee income resulting from the continued growth in our investment in direct financing leases and expanding net interest and fee margin. During the three-months ended June 30, 2005, we generated 8,798 new leases with a cost of $85.0 million compared to 8,489 leases with a cost of $70.5 million generated for the three-month period ended June 30, 2004. The weighted average implicit interest rate on new leases originated was 12.70% for the three-month period ended June 30, 2005 compared to 14.07% for same period in 2004. Overall, our average net investment in direct financing leases (“DFL”) increased 17.1% in the three-month period ended June 30, 2005 compared with the same period in 2004.
Diluted net income per share for the three-months ended June 30, 2005 was $0.38, a 31.0% increase over $0.29 per diluted share reported in the same period of 2004. Annualized returns on average assets and equity in the second quarter 2005 were 3.13% and 18.09%, respectively.

	Three-months ended June 30,
		2004
	2005	(restated)
	(dollars in thousands)
Interest income	$16,389	$14,120
Fee income	4,586	3,206

Interest and fee income	20,975	17,326
Interest expense	4,792	3,624

Net interest and fee income	$16,183	$13,702

Average net investment in direct financing leases(1)	$513,919	$438,976

Percent of average net investment in direct financing leases:
Interest income	12.76%	12.87%
Fee income	3.57	2.92

Interest and fee income	16.33	15.79
Interest expense	3.73	3.30

Net interest and fee margin	12.60%	12.49%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.
Net interest and fee margin. Net interest and fee income increased $2.5 million, or 18.1%, to $16.2 million for the three-months ended June 30, 2005 from $13.7 million for the three-months ended June 30, 2004. The increase in the annualized net interest and fee margin represents an increase of 11 basis points to 12.60% in the three-month period ended June 30, 2005 from 12.49% for the same period in 2004. Fee income was a significant contributor to the net margin expansion with an increase of 65 basis points offsetting a 43 basis point increase in interest expense and 11 basis point decline in interest income on our lease portfolio.
Interest income, net of amortized initial direct costs and fees, increased $2.3 million, or 16.1%, to $16.4 million for the three-month period ended June 30, 2005 from $14.1 million for the three-month period ended June 30, 2004. The increase in interest income was due principally to a 17.1% growth in the average net investment in direct financing leases outstanding which increased $75.0 million to $514.0 million at June 30, 2005 from $439.0 million at June 30, 2004. The weighted average implicit interest rate on new leases originated was 12.70% for the three-month period ended June 30, 2005 compared to 14.07% for same period in 2004. This reduction is due in part to competition in small ticket leasing and a generally low interest rate environment.
Fee income increased $1.4 million, or 43.0%, to $4.6 million for the three-month period ended June 30, 2005 from $3.2 million for the same period in 2004. All major components of fee income contributed to the increase in the 2005 period consistent with the continued growth in our lease portfolio. The largest increases came from higher net residual income that grew $540,000 to $1.6 million and late fee income that grew $632,000 to $2.4 million. Growth in residual income is reflective of the seasoning of our lease portfolio with more contracts reaching end of term and moving into renewal status. Fee income, as a percentage of the average net investment in DFL, increased 65 basis points to 3.57% annualized for the three-month period ended June 30, 2005 from 2.92% annualized for the same period in 2004.

Interest expense increased $1.2 million to $4.8 million for the three-month period ended June 30, 2005 from $3.6 million for the same period in 2004. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s warehouse facilities. Interest expense, as a percentage of the average net investment in DFL, increased 43 basis points to 3.73% annualized for the three-month period ended June 30, 2005 from 3.30% annualized for the same period in 2004. This increase is due in part to a higher level of fixed rate term borrowings in the 2005 period versus the prior period and, higher interest rates on the Company’s warehouse facilities due to increased market interest rates. During the second quarter ended June 30, 2005, average term securitization borrowings outstanding were $344.3 million representing 78.0% of total borrowings compared with $255.2 million and 65.4% of total borrowings in the same prior year period.
Interest expense as a percentage of weighted average borrowings was 4.21% for the second quarter ended June 30, 2005 compared to 3.63% for the same period in 2004. The average balance for our warehouse facilities was $108.3 million for the three months ended June 30, 2005 compared to $144.6 million for the same period ended June 30, 2004. The average borrowing costs for our warehouse facilities was 4.10% for the three months ended June 30, 2005 compared to 2.13% for the three months ended June 30, 2004. The Federal Reserve has increased its targeted fed funds rate eight times for a total of 2.0% since June 30, 2004. These increases have generally increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities.
While interest rates on warehouse borrowings have increased, interest rates on term securitization borrowings have declined due to scheduled repayments and payoffs of higher coupon term borrowings over the past 12 months. In April 2004 we exercised our call option and paid off our 2000 term securitization when the remaining note balances outstanding were $9.4 million at a coupon of 7.96%. In August 2004 we exercised our call option and paid off our 2001 term securitization when the remaining note balances outstanding were $16.3 million at a coupon of approximately 6.00%. On July 22, 2004 we closed on the issuance of our sixth term note securitization transaction in the amount of $304.6 million at a weighted average interest coupon approximating 3.81% over the term of the financing. For the quarter ended June 30, 2005, average term securitization borrowings outstanding were $344.3 million at a weighted average coupon of 3.69% compared with $255.2 million, at a weighted average coupon of 3.80% for the same period in 2004.
Insurance and other income. Insurance and other income increased $200,000, or 21.1%, to $1.2 million for the three-month period ended June 30, 2005 from $1.0 million for the same period in 2004. The increase is primarily related to higher insurance income of $200,000 in the 2005 quarter compared with the same period in 2004. The higher insurance income stems from growth in the lease portfolio and additional customers electing to obtain their equipment insurance through our program.
Salaries and benefits expense. Salaries and benefits expense increased $1.0 million, or 28.1%, to $4.4 million for the three months ended June 30, 2005 from $3.4 million for the same period in 2004. Total personnel increased to 277 at June 30, 2005 from 264 at June 30, 2004. We continue to add personnel to aid and support our continued growth. For the three months ended June 30, 2005 compared to the same period in 2004, sales and credit compensation increased $509,000 related to additional hiring of sales account executives and credit analysts and higher commissions earned for the period net of initial costs deferred per SFAS 91. In addition, compensation in management and other support areas increased $387,000, of which $182,000 was related to management incentive bonus accruals. Annualized salaries and benefits expense, as a percentage of the average net investment in DFL, were 3.4% for the three-month period ended June 30, 2005 compared with 3.1% for the same period in 2004.
General and administrative expense. General and administrative expenses increased $300,000, or 8.4%, to $3.0 million for the three months ended June 30, 2005 from $2.7 million for the same period in 2004. The increase in general and administrative expenses included increased occupancy costs of $164,000 due in part to expense for the Company’s new and larger Mount Laurel, New Jersey office facility occupied in December 2004 and increased depreciation expense of $53,000 due to increased levels of fixed assets. Other increases in costs are attributable to data processing, temporary help, postage, bank and collateral fees and travel and entertainment due to overall growth of the Company and in our leasing portfolio. Annualized general and administrative expenses, as a percentage of the average net investment in DFL, were 2.3% for the three-month period ended June 30, 2005 compared with 2.5% for the same period in 2004.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs decreased $41,000 to $410,000 for the three-month period ended June 30, 2005 from $451,000 for the same period in 2004. Mark to market expense of $62,000 was recorded on our interest rate caps for the three-month period ended June 31, 2005 compared with $125,000 of expense for the three-month period ended June 30, 2004. Commitment fees were $348,000 for the three-month period ended June 30, 2005 compared with $326,000 for the three-month period ended June 30, 2004.

Provision for credit losses. The provision for credit losses decreased $100,000, or 7.2%, to $2.3 million for the three-month period ended June 30, 2005 from $2.4 million for the same period in 2004. The decrease in our provision for credit losses resulted principally from lower delinquency levels in our lease portfolio and thus a lower estimate of possible future losses inherent in the existing portfolio. Net charge-offs were $2.2 million for the three-month period ended June 30, 2005 and $2.1 million for the same period in 2004. Annualized net charge-offs, as a percentage of the average net investment in DFL, were 1.7% for the three-month period ended June 30, 2005 compared with 2.0% for the same period in 2004.
Provision for income taxes. The provision for income taxes increased 28.9% to $2.9 million for the three-month period ended June 30, 2005 from $2.2 million for the same period in 2004. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 39.1% for the three-month period ended June 30, 2005 and 39.5% for the same period in 2004.
Comparison of Six-Months Ended June 30, 2005 and 2004
Net income. Net income was $8.4 million for the six-month period ended June 30, 2005. This represented a $1.9 million, or 30.6%, increase from $6.5 million net income reported for the same period of 2004. During the six months ended June 30, 2005, we generated 17,046 new leases with a cost of $162.4 million compared to 16,326 leases with a cost of $136.7 million generated for the six month period ended June 30, 2004. The weighted average implicit interest rate on new leases originated was 12.77% for the six month period ended June 30, 2005 compared to 13.92% for same period in 2004. Overall, our average net investment in direct financing leases grew 17.3%, to $502.1 million at June 30, 2005 from $428.1 million at June 30, 2004.
Diluted net income per share for the six-months ended June 30, 2005 was $0.71, a 29.1% increase over $0.55 per diluted share reported in the same period of 2004. Annualized returns on average assets and equity in the six-months ended June 30, 2005 were 3.00% and 17.50%, respectively.

	Six-months ended June 30,
		2004
	2005	(restated)
	(dollars in thousands)
Interest income	$32,103	$27,523
Fee income	9,034	6,016

Interest and fee income	41,137	33,539
Interest expense	9,285	7,555

Net interest and fee income	$31,852	$25,984

Average net investment in direct financing leases(1)	$502,106	$428,115

Percent of average net investment in direct financing leases:
Interest income	12.79%	12.86%
Fee income	3.60	2.81

Interest and fee income	16.39	15.67
Interest expense	3.70	3.53

Net interest and fee margin	12.69%	12.14%

(1) Excludes allowance for credit losses and initial direct costs and fees deferred.
Net interest and fee margin. Net interest and fee income increased $5.9 million, or 22.6%, to $31.9 million for the six months ended June 30, 2005 from $26.0 million for the six months ended June 30, 2004 primarily due to continued growth in our lease portfolio and expanded net interest and fee margin. The increase in the annualized net interest and fee margin represents an increase of 55 basis points to 12.69% in the six-month period ended June 30, 2005 from 12.14% for the same period in 2004. Fee income was the significant contributor to the net margin expansion, increasing 79 basis points and offsetting a 17 basis point increase in interest expense and 7 basis point decline in interest income on our lease portfolio.

Interest income, net of amortized initial direct costs and fees, increased $4.6 million, or 16.6%, to $32.1 million for the six-month period ended June 30, 2005 from $27.5 million for the six-month period ended June 30, 2004. The increase in interest income was principally due to a 17.3% growth in the average net investment in direct financing leases outstanding which increased $74.0 million to $502.1 million at June 30, 2005 from $428.1 million at June 30, 2004. For the six-month period ended June 30, 2005 compared to the same period in 2004, our interest income yield declined by 7 basis points as a percentage of the average net investment in direct financing leases. This reduction is due in part to competition in small ticket leasing and a generally low interest rate environment.
Fee income increased $3.0 million, or 50.2%, to $9.0 million for the six-month period ended June 30, 2005 from $6.0 million for the same period in 2004. The increase in fee income resulted primarily from increased late fees earned of $1.5 million and net residual income of $1.1 million, and $385,000 from increases in early prepayment gains earned in the period. Fee income, as a percentage of the average net investment in direct financing leases, increased 79 basis points to 3.60% annualized for the six-month period ended June 30, 2005 from 2.81% annualized for the same period in 2004. The increase in late fee income is attributed to the continued growth of our lease portfolio and improved collection efforts made in this area since 2004. Net residual income increased along with the growth and seasoning of our portfolio with an increased number of lease contracts reaching end of term and entering a renewal period.
Interest expense increased $1.7 million to $9.3 million for the six-month period ended June 30, 2005 from $7.6 million for the same period in 2004. Interest expense, as a percentage of the average net investment in direct financing leases, increased 17 basis points to 3.70% annualized for the six-month period ended June 30, 2005 from 3.53% annualized for the same period in 2004. This increase is due in part to a higher level of fixed rate term borrowings in the 2005 period versus the prior period and, higher interest rates on the Company’s warehouse facilities due to increased market interest rates. During the six months ended June 30, 2005, average term securitization borrowings outstanding were $370.1 million representing 83.0% of total borrowings compared with $278.4 million and 70.1% of total borrowings in the same prior year period.
Interest expense as a percentage of weighted average borrowings was 4.15% for the six-months ended June 30, 2005 compared to 3.80% for the same period in 2004. The average balance for our warehouse facilities was $75.6 million for the six months ended June 30, 2005 compared to $119 million for the same period ended June 30, 2004. The average borrowing costs for our warehouse facilities was 3.99% for the six-months ended June 30, 2005 compared to 2.11% for six-months ended June 30, 2004. The Federal Reserve has increased its targeted fed funds rate eight times for a total of 2.0% since June 30, 2004. These increases have generally increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities.
While interest rates on warehouse borrowings have increased, interest rates on term securitization borrowings have declined due to scheduled repayments and payoffs of higher coupon term borrowings over the past 12 months. In April 2004 we exercised our call option and paid off our 2000 term securitization when the remaining note balances outstanding were $9.4 million at a coupon of 7.96%. In August 2004 we exercised our call option and paid off our 2001 term securitization when the remaining note balances outstanding were $16.3 million at a coupon of approximately 6.00%. On July 22, 2004 we closed on the issuance of our sixth term note securitization transaction in the amount of $304.6 million at a weighted average interest coupon approximating 3.81% over the term of the financing. For the six months ended June 30, 2005, average term securitization borrowings outstanding were $370.1 million at a weighted average coupon of 3.62% compared with $278.4 million, at a weighted average coupon of 3.89% for the same period in 2004.
Insurance and other income. Insurance and other income increased $300,000, or 14.3%, to $2.4 million for the six-month period ended June 30, 2005 from $2.1 million for the same period in 2004. The increase is primarily related to higher insurance income of $400,000 from a 26.4% increase in the number of insured accounts.
Salaries and benefits expense. Salaries and benefits expense increased $2.1 million, or 32.5%, to $8.8 million for the six-months ended June 30, 2005 from $6.7 million for the same period in 2004. For the six months ended June 30, 2005 compared to the same period in 2004, sales and credit compensation increased $1.2 million related to additional hiring of sales account executives and credit analysts and higher commissions earned for the period. In addition, collection salaries increased $133,000 due to increased staffing levels and higher collection commissions earned associated with improved portfolio delinquency performance. Compensation in management and support areas increased $852,000, due mainly to additional staffing and management incentive bonus accruals. Total personnel increased to 277 at June 30, 2005 from 264 at June 30, 2004. Annualized salaries and benefits expense, as a percentage of the average net investment in DFL, were 3.51% for the six-month period ended June 30, 2005 compared with 3.11% for the same period in 2004.

General and administrative expense. General and administrative expenses increased $800,000, or 15.0%, to $5.8 million for the six months ended June 30, 2005 from $5.0 million for the same period in 2004. The increase in general and administrative expenses was due primarily to increased occupancy costs of $317,000 due in part to expense for the Company’s new Mount Laurel, New Jersey office facility occupied in December 2004 and increased professional fees of $154,000 for audit and tax compliance. Other increases included: depreciation expense of $111,000 due to an increase in fixed assets and reserve expense of $159,000 for property tax receivables offset by a decrease in franchise tax expense of $232,000. Additional increases in costs are attributable to data processing, temporary help, postage, bank and collateral fees and travel and entertainment due to overall growth of the Company and in our leasing portfolio. Annualized general and administrative expenses, as a percentage of the average net investment in DFL, were 2.3% for the six-month period ended June 30, 2005 compared with 2.4% for the same period in 2004.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our interest rate caps used to limit our exposure to an increase in interest rates. Financing related costs decreased $150,000 to $783,000 for the six-month period ended June 30, 2005 from $933,000 for the same period in 2004 principally due to a decrease in hedge costs. Mark to market charges taken on our interest rate caps were $82,000 for the six-month period ended June 30, 2005 compared with $241,000 for the six months ended June 30, 2004. Commitment fees were $701,000 for the six-month period ended June 30, 2005 compared with $692,000 for the six-month period ended June 30, 2004.
Provision for credit losses. The provision for credit losses increased $200,000, or 3.8%, to $5.0 million for the six months ended June 30, 2005 from $4.8 million for the same period in 2004. The increase in our provision for credit losses resulted principally from growth of our lease portfolio and corresponding charge-offs and our estimates of losses inherent in the existing portfolio. Net charge-offs were $4.7 million for the six-month period ended June 30, 2005 and $4.2 million for the same period in 2004. Annualized net charge-offs, as a percentage of the average net investment in DFL, were 1.9% for the six-month period ended June 30, 2005 compared with 2.0% for the same period in 2004.
Provision for income taxes. The provision for income taxes increased 29.3% to $5.5 million for the six-month period ended June 30, 2005 from $4.2 million for the same period in 2004. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 39.3% for the six-month period ended June 30, 2005 and 39.5% for the same period in 2004. We expect our effective tax rate to approximate 39.5% for fiscal 2005 with some variation due to different state income tax rates and our mix of business between locations.
LEASE RECEIVABLES AND ASSET QUALITY
Our net investment in direct financing leases grew $47.8 million or 9.8% to $537.5 million at June 30, 2005 from $489.7 million at December 31, 2004. The Company continues to pursue growth strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources.
The activity of the allowance for credit losses and delinquent accounts follows:

	Three months ended		Six months ended		Year Ended
	June 30,		June 30,		December 31,
	2005	2004	2005	2004	2004
	(dollars in thousands)
Allowance for credit losses, beginning of period	$6,316	$5,261	$6,062	$5,016	$5,016
Provision for credit losses	2,270	2,445	4,950	4,768	9,953
Charge-offs, net	(2,231)	(2,137)	(4,657)	(4,215)	(8,907)

Allowance for credit losses, end of period	$6,355	$5,569	$6,355	$5,569	$6,062

Annualized net charge-offs to average net investment in leases(1)	1.74%	1.95%	1.85%	1.97%	1.99%
Allowance for credit losses to net investment in leases (1)	1.21%	1.24%	1.21%	1.24%	1.26%

Average net investment in leases (1)	$513,919	$438,976	$502,106	$428,115	$446,965

	Three months ended		Six months ended		Year Ended
		June 30,		June 30,	December 31,
	2005	2004	2005	2004	2004
	(dollars in thousands)
Delinquencies 60 days or more past due	$3,535	$3,540	$3,535	$3,540	$4,453
Delinquencies 60 days or more past due (2)	0.57%	0.66%	0.57%	0.66%	0.78%

Allowance for credit losses to delinquent accounts 60 days or more past due	179.77%	157.32%	179.77%	157.32%	136.13%
Non-accrual leases	$1,705	$1,569	$1,705	$1,569	$1,944
Renegotiated leases	$2,445	$2,356	$2,445	$2,356	$2,896

(1)	Average net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred.

(2)	Calculated as a percent of minimum lease payments receivable.
Net investments in direct financing leases are charged-off when they are contractually past due 121 days and are reported net of recoveries. Income is not recognized on leases when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease becomes less than 90 days delinquent.
Credit quality of our lease portfolio has generally improved as measured by annualized net charge-offs and delinquencies 60 days or more past due as a percentage of average net investment in leases over the time periods reported. We generally expect net charge-offs to approximate 2.0% of average net investment in leases. Net charge-offs in 2005 are trending below 2.0% we believe part due to current favorable economic environment in the US and the continued refinement of our credit underwriting and monitoring of our lease portfolio.
We generally experience higher delinquency rates in December of each year as we believe our lessees adjust their payment patterns around the year-end. Consistent with this past experience, delinquent accounts 60 days or more past due as a percentage of net investment in DFL declined to 0.57% at June 30, 2005 from 0.78% at December 31, 2004. We consider our current delinquency level for accounts 60 days or more past due of 0.57% of minimum lease payments receivable to be on the low end of our expectations.
Residual Performance
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of June 30, 2005, approximately 68% of our leases were one dollar purchase option leases, 22% were fair market value leases and 10% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of June 30, 2005, there were $42.8 million of residual assets retained on our balance sheet of which $28.1 million were related to copiers.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the three and six months ended June 30, 2005 and 2004, renewal income, net of depreciation amounted to $1.4 million, $1.1 million, $2.8 million, and $2.0 million, respectively. For the three and six months ended June 30, 2005 and 2004, net gains (losses) on residual values disposed at end of term amounted to $165,000, $40,000, $182,000, and ($30,000), respectively.
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
We used net cash in investing activities of $52.5 million for the six-month period ended June 30, 2005, and $44.3 million for the six-month period ended June 30, 2004. Investing activities primarily relate to lease origination activity.

Net cash provided by financing activities was $18.8 million for the six-month period ended June 30, 2005 and $9.5 million for the six-month period ended June 30, 2004. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $23.9 million for the six-month period ended June 30, 2005, and $18.1 million for the six-month period ended June 30, 2004.
We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. Total cash and cash equivalents as of June 30, 2005, was $6.3 million compared to $16.1 million at December 31, 2004.
As of June 30, 2005, we also had $26.9 million of cash that was classified as restricted cash, compared to $20.5 million at December 31, 2004. Restricted cash consists primarily of the cash reserve and advance payment accounts related to our term note securitizations.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the Six months ended June 30, 2005				As of June 30, 2005
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)
Revolving bank facility(1)	$40,000	$4,356	$1,632	5.72%	$—	—%	$40,000
CP conduit warehouse facilities(1)	$225,000	137,694	73,935	3.95	137,694	4.12	87,306
Term note securitizations(2)	—	386,798	370,076	3.62	303,661	3.73	—

	$265,000		$445,643	3.69%	$441,355	3.85%	$127,306

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Revolving Bank Facility
As of June 30, 2005 and December 31, 2004, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 2.125%. The credit facility expires on August 31, 2005. There was zero outstanding under this facility at June 30, 2005 and December 31, 2004. For the six months ended June 30, 2005 and the year ended December 31, 2004, the Company incurred commitment fees on the unused portion of the credit facility of $112,000 and $230,000, respectively.
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

00-A Warehouse Facility — This facility totals $125 million and expires in October 2006. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the six-month period ended June 30, 2005 and the year ended December 31, 2004, the weighted average interest rates were 3.58% and 1.71%, respectively. There was $52.1 million outstanding at June 30, 2005 and $0 outstanding under this facility as of December 31, 2004.
02-A Warehouse Facility — This facility totals $100 million and was renewed in April 2005, through April 8, 2006. The 02-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the six-month period ended June 30, 2005 and year ended December 31, 2004, the weighted average interest rate was 4.16% and 2.29%, respectively. There was $85.6 million outstanding under this facility at June 30, 2005 and $12.0 million at December 31, 2004.
Term Note Securitizations
Since our founding, we have completed six on-balance-sheet term note securitizations. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At June 30, 2005 and at December 31, 2004, outstanding term securitizations amounted to $303.7 million and $404.6 million, respectively.
On August 16, 2004 we elected to exercise our call option and pay off our 2001-1 term securitization when the remaining note balances outstanding were $16.3 million at a coupon of approximately 6.0%. Our Series 2000-1 transaction was repaid in full on April 15, 2004 when the remaining note balances outstanding were $9.4 million at a coupon of approximately 8.0%. Our Series 1999-2 transaction was repaid in full on January 15, 2003. At June 30, 2005 the Company had three remaining term securitization transactions outstanding.
Our borrowings, including our term note securitizations, are collateralized by the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.
Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement of $65.9 million and a maximum debt to equity ratio of 10 to 1. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of servicer termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of June 30, 2005, the Company was in compliance with terms of the warehouse facilities and term securitization agreements.
MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable rate warehouse facilities and working capital. Our mix of fixed and variable rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable rate borrowings has ranged from zero to 31% of total borrowings and averaged 10%. Our highest exposure to variable rate borrowings generally occurs just prior to the issuance of a term note securitization.
We also use derivative financial instruments to attempt to further reduce our exposure to changing cash flows caused by possible changes in interest rates. On July 22, 2004 we issued a term note securitization where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to fixed interest costs to the Company for the term of the borrowing. As of June 30, 2005, we had interest rate swap agreements related to these transactions with underlying notional amounts of $115.2 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $628,000 and $71,000 as of June 30, 2005 and December 31, 2004, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $378,000 and $43,000, net of tax, as of June 30, 2005 and December 31, 2004, respectively.
We may also use interest rate swaps to reduce our exposure to changing market interest rates prior to issuing a term note securitization. In this scenario we usually enter into a forward starting swap to coincide with the forecasted pricing date of future term note securitizations. The intention of this derivative is to reduce possible variations in future cash flows caused by changes in interest rates prior to our forecasted securitization. We may choose to hedge all or a portion of forecasted transactions. In October and December 2004 we entered forward starting swap agreements with a total notional amount of $250 million to partially hedge our forecasted 2005 term securitization. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $1.6 million and $546,000 as of June 30, 2005 and December 31, 2004, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $992,000 and $331,000, net of tax, as of June 30, 2005 and December 31, 2004, respectively. In June 2005, we entered forward starting swap agreements with a total notional amount of $150.0 million to partially hedge our forecasted 2006 term securitization. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair values of $58,000. These interest rate swap agreements were designated as cash flow hedges with unrealized losses recorded in the equity section of the balance sheet of approximately $35,000, net of tax, as of June 30, 2005.
To provide additional protection against potential interest rate increases associated with our variable rate warehouse borrowing facilities, we are required by our CP conduit warehouse facilities to enter into derivative financial transactions. We are using interest rate caps to fulfill these requirements. These cap agreements are recorded at fair value in other assets at $95,000 and $73,000 as of June 30, 2005 and December 31, 2004, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of June 30, 2005 and December 31, 2004 was $165.3 million and $133.9 million, respectively. During the first and second quarters of 2005, the Company sold interest-rate cap agreements. The fair value of these interest-rate caps are recorded in other liabilities at $73,000 as of June 30, 2005. There were no similar outstanding sold rate cap agreements at June 30, 2004.
The following table presents the expected principal repayment schedule of our debt and the related weighted average interest rates as of June 30, 2005 and for each year ended through December 31, 2009 and for periods thereafter.

	Expected Maturity Date by Calendar Year
					2009 and
	2005	2006	2007	2008	Beyond	Total
	(dollars in thousands)
Debt:
Fixed rate debt	$96,563	$106,458	$63,371	$30,830	$6,439	$303,661
Average fixed rate	3.67%	3.82%	3.87%	4.04%	4.18%	3.83%
Variable rate debt	$137,694	$—	—	—	—	$137,694
Average variable rate	4.12%	—	—	—	—	4.12%
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
For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the twelve month period ended June 30, 2005 would have been to reduce net interest and fee income by approximately $477,000 based on our average variable rate borrowings of approximately $47.7 million for the year then ended, excluding the effects of any changes in the value of derivatives and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the FASB issued Statement No. 123R Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is now scheduled to be effective for calendar year reporting companies in 2006. All public companies must use either the modified prospective or the modified retrospective transition method. The Company plans to use the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123 and expensed as the awards vest based on their grant date fair value. Accordingly, the Company will adopt this rule in fiscal 2006 and will expense options vesting and those newly granted based on their estimated fair value at the date granted. The Company anticipates recognizing pre-tax expense in 2006 of $590,000 related to this change in accounting.
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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters To A Vote Of Security Holders
On May 26, 2005, the Registrant held its Annual Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders re-elected all seven existing Directors to serve until the 2006 Annual Meeting of Shareholders and until their successors are elected and qualified. The vote on each Director is set forth below:

Name	For	Withheld
Daniel P. Dyer	10,817,390 shares	128,875 shares
Gary R. Shivers	10,878,022 shares	68,243 shares
John J. Calamari	10,807,940 shares	138,325 shares
Lawrence J. DeAngelo	10,878,022 shares	68,243 shares
Kevin J. McGinty	10,812,299 shares	133,966 shares
James W. Wert	10,809,399 shares	136,866 shares
Loyal W. Wilson	10,877,822 shares	68,443 shares

Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description
3.1(3)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

Exhibit
Number	Description
4.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(2)	2003 Equity Compensation Plan of the Registrant.

10.2(2)	2003 Employee Stock Purchase Plan of the Registrant.

10.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation

10.5(2)	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.6(2)	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10.7(2)	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.8(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10.9(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.10(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.11(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.

10.12(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.13(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.14(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.15(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10.16(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.17(1)	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10.18(4)	Second Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.19(4)	Third Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.20(6)	Fifth Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.

10.21(7)	Compensation Policy for Non-Employee Independent Directors.

16.1(8)	Letter on Change in Certifying Accountant dated June 27,2005 from KPMG LLP to the Securities and Exchange Commission.

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 26, 2005 filed on June 2, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

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
August 8, 2005