Form 10-Q
period 2005-09-30
MARLIN BUSINESS SERVICES CORP
filed 2005-11-09
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
At October 31, 2005, 11,742,286 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the quarter ended September 30, 2005

PART I
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	$51,656	$16,092
Restricted cash	108,295	37,331
Net investment in direct financing leases	557,870	489,678
Property and equipment, net	3,544	3,555
Property tax receivables	525	625
Fair value of cash flow hedges	2,712	618
Other assets	8,331	6,794

Total assets	$732,933	$554,693

Liabilities and Stockholders’ Equity
Debt and secured borrowings	$582,611	$434,670
Other liabilities:
Sales and property taxes payable	8,503	4,856
Accrued expenses and other liabilities	7,674	6,707
Deferred income tax liability	26,674	18,110

Total liabilities	625,462	464,343

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,737 and 11,528 shares issued and outstanding, respectively	117	115
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding.	—	—
Additional paid-in capital	78,551	75,732
Stock subscription receivable	(34)	(54)
Deferred compensation	(1,989)	(1,380)
Cumulative other comprehensive income	3,386	374
Retained earnings	27,440	15,563

Total stockholders’ equity	107,471	90,350

Total liabilities and stockholders’ equity	$732,933	$554,693

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three-months Ended September 30,		Nine-months Ended September 30,
		2004		2004
	2005	(restated)(1)	2005	(restated)(1)
Income:
Interest income	$17,490	$14,901	$49,593	$42,424
Fee income	4,225	3,466	13,258	9,482

Interest and fee income	21,715	18,367	62,851	51,906
Interest expense	5,618	4,588	14,902	12,143

Net interest and fee income	16,097	13,779	47,949	39,763
Provision for credit losses	3,510	2,660	8,460	7,428

Net interest and fee income after provision for credit losses	12,587	11,119	39,489	32,335
Insurance and other income	1,162	1,152	3,551	3,242

Operating income	13,749	12,271	43,040	35,577

Salaries and benefits	4,567	3,538	13,391	10,198
General and administrative	3,049	2,490	8,846	7,530
Financing related costs	390	635	1,173	1,568

Income before income taxes	5,743	5,608	19,630	16,281
Income taxes	2,299	2,213	7,753	6,431

Net income	$3,444	$3,395	$11,877	$9,850

Basic earnings per share:	$0.30	$0.30	$1.03	$0.87
Diluted earnings per share:	$0.29	$0.29	$0.99	$0.84
Shares used in computing basic earnings per share:	11,608,450	11,354,023	11,524,164	11,286,753
Shares used in computing diluted earnings per share:	12,048,274	11,728,015	11,953,274	11,688,920

(1)	See Note 2
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

			Additional	Stock		Other		Total
	Common	Stock	Paid-In	Subscription	Deferred	Comprehensive	Retained	Shareholders
	Shares	Amount	Capital	Receivable	Compensation	Income	Earnings	Equity
Balance, December 31, 2003 (restated) (1)	11,213,610	$112	$71,918	$(213)	$(50)	—	$2,104	$73,871

Issuance of common stock	39,116	1	522	—	—	—	—	523
Exercise of stock options	147,599	1	437	—	—	—	—	438
Tax benefit on stock options exercised	—	—	834	—	—	—	—	834
Payment of receivables	—	—	—	159	—	—	—	159
Restricted stock grant	127,372	1	2,021	—	(2,022)	—	—	—
Amortization of deferred compensation	—	—	—	—	692	—	—	692
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	—	374	—	374
Net income	—	—	—	—	—	—	13,459	13,459

Balance, December 31, 2004	11,527,697	115	75,732	(54)	(1,380)	374	15,563	90,350

Issuance of common stock	10,031	—	179	—	—	—	—	179
Exercise of stock options	124,935	1	477	—	—	—	—	478
Tax benefit on stock options exercised	—	—	813	—	—	—	—	813
Payment of receivables	—	—	—	20	—	—	—	20
Restricted stock grant	74,154	1	1,350	—	(1,400)	—	—	(49)
Amortization of deferred compensation	—	—	—	—	791	—	—	791
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	—	3,012	—	3,012
Net income	—	—	—	—	—	—	11,877	11,877

Balance, September 30, 2005	11,736,817	$117	$78,551	$(34)	$(1,989)	$3,386	$27,440	$107,471

(1)	See Note 2
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine-months Ended September 30,
		2004
	2005	(restated)(1)
Cash flows from operating activities:
Net income	$11,877	$9,850
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,558	1,175
Amortization of gain on forward swap	(238)	—
Provision for credit losses	8,460	7,428
Deferred taxes	7,753	6,431
Amortization deferred initial direct costs and fees	8,802	8,839
Deferred initial direct costs and fees	(10,725)	(10,241)
Effect of changes in other operating items:
Other assets	1,754	(1,743)
Other liabilities	4,320	2,145

Net cash provided by operating activities	33,561	23,884

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(241,951)	(205,543)
Principal collections on direct financing lease receivables	167,300	139,367
Security deposits collected, net of returns	(77)	2,273
Acquisitions of property and equipment	(925)	(1,184)
Change in restricted cash	(70,963)	(5,976)

Net cash used in investing activities	(146,616)	(71,063)

Cash flows from financing activities:
Issuances of common stock, net of terminations	199	429
Exercise of stock options	478	418
Term securitizations advances	340,560	304,620
Term securitization repayments	(180,586)	(150,170)
Secured bank facility advances	50,581	20,421
Secured bank facility repayments	(50,581)	(24,929)
Warehouse advances	169,005	103,448
Warehouse repayments	(181,037)	(169,720)

Net cash provided by financing activities	148,619	84,517

Net increase in cash and cash equivalents	35,564	37,338
Cash and cash equivalents, beginning of period	16,092	29,435

Cash and cash equivalents, end of period	$51,656	$66,773

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,057	$10,549
Cash paid for income taxes	370	—

(1)	See Note 2
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
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2005 and the results of operations for the three and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2005. The consolidated results of operations for the three and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation.
In our consolidated statement of cash flows for the nine months ended September 30, 2005, we changed the classification of changes in restricted cash to present such changes as an investing activity instead of a financing activity as in prior periods. There was no actual change in the dollar amounts of cash flow, only a change in the activity classification for cash flow statement purposes. In the accompanying consolidated statements of cash flows , we reclassified changes in restricted cash as of December 31, 2004 to be consistent with our 2005 presentation, which resulted in a $6.0 million decrease in investing cash flows and a corresponding increase in financing cash flows from the amounts previously reported as of December 31, 2004

In our consolidated balance sheet at September 30, 2005, we reclassified certain restricted cash among debt and secured borrowings, other assets and other liabilities. We previously reduced debt and secured borrowings by restricted cash deposited with a trustee for purposes of making routine debt service payments. The primary effect of this reclassification was to increase restricted cash and debt and secured borrowings by similar amounts and, to a lesser extent, adjust accrued interest receivable and payable balances. We reclassified our consolidated balance sheet as of December 31, 2004 to be consistent with our 2005 presentation which principally increased restricted cash and debt and secured borrowings by approximately $17 million from the amounts previously reported as of December 31, 2004.
As described in our 2004 Form 10-K filed with The Securities Exchange Commission on March 15, 2005, the Company restated its consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 and for the four quarters of fiscal 2004 and 2003 to reflect a correction in the accounting for interim rental income that had been previously recognized when invoiced. Interim rentals are now included with other minimum lease payments in determining the Company’s net investment in direct financing leases and the amount of unearned lease income. Unearned lease income, net of initial direct costs and fees, is recognized as revenue over the lease term on the effective interest method. Quarterly information for the three and nine-month periods ended September 30, 2004 reported herein reflect the restated amounts.

	Three months ended September 30, 2004		Nine months ended September 30, 2004
	Previously		Previously
	Reported	As restated	Reported	As restated
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Interest income	$14,355	$14,901	$40,882	$42,424
Fee income	4,139	3,466	11,581	9,482
Income tax expense	2,264	2,213	6,653	6,431
Net income	3,471	3,395	10,187	9,850
Basic earnings per share	0.31	0.30	0.90	0.87
Diluted earnings per share	0.30	0.29	0.87	0.84
Use of Estimates. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables and income taxes. Actual results could differ from estimates.
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
Securitizations. Since inception, the Company has completed seven term note securitizations of which four have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying consolidated balance sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
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
Stock-Based Compensation. The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the fair value per share exceeds the exercise price per share at the measurement date, which is generally the grant date. This deferred compensation is recognized over the vesting period. Pursuant to the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company discloses net income as if compensation expense for stock option grants had been determined based upon the fair value at the date of grant.
Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. We currently are in a net operating loss carryforwards (“NOLs”) position for state and federal income tax purposes. The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOLs from tax periods prior to the ownership change. As a result of our reorganization and initial public offering, the Company has determined that there was a change in ownership and that the annual use of the Company’s NOL is subject to limitation. However, management does not expect the reorganization and initial public offering to have a material effect on the Company’s ability to utilize these NOLs. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact its financial position and results of operations.
NOTE 3 — Net Investment in Direct Financing Leases
Net investment in direct financing leases consists of the following:

	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Minimum lease payments receivable	$646,243	$571,269
Estimated residual value of equipment	43,418	41,062
Unearned lease income, net of initial direct costs and fees deferred	(104,622)	(97,245)
Security deposits	(19,269)	(19,346)
Allowance for credit losses	(7,900)	(6,062)

	$557,870	$489,678

Substantially all of the Company’s leases are assigned as collateral for borrowings.
In the third quarter of 2005 the Company booked additional reserves for expected credit losses of $1.25 million based on our assessment of information available at the time on our lease portfolio’s exposure to those areas most impacted by Hurricane Katrina in late August 2005. Marlin estimates that it has approximately $4.8 million in net investment in leases outstanding in the areas most affected by Hurricane Katrina. The longer term impact of this storm on the economy in the Gulf States Region remains uncertain. Continued growth of the lease portfolio and the additional Hurricane Katrina reserve are the primary causes of the increase in the allowance for credit losses at September 30, 2005 from December 31, 2004.
Initial direct costs and fees deferred were $17.9 million and $16.0 million as of September 30, 2005 and December 31, 2004, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At September 30, 2005 and December 31, 2004, $29.4 million and $25.6 million, respectively, of residual assets retained on our balance sheet were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of September 30, 2005:

	Minimum lease	Income
Period Ending	payments receivable	Amortization
December 31:	September 30, 2005	September 30, 2005
	(dollars in thousands)
2005	$70,412	$16,245
2006	244,743	47,440
2007	172,869	25,675
2008	99,286	11,295
2009	47,018	3,669
Thereafter	11,915	298

	$646,243	$104,622

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
In June and September 2005, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $225.0 million to commence in September 2006 related to its forecasted 2006 term note securitization transaction. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $1.7 million. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $997,000, net of tax, as of September 30, 2005. The Company expects to terminate these agreements simultaneously with the pricing of its 2006 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.
In October and December 2004, the Company had entered into similar forward starting interest rate swap agreements with total underlying notional amounts of $250.0 million to commence in August 2005 related to its 2005 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2005 term securitization issued on August 11, 2005 and is amortizing the realized gains of $3.2 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $1.8 million, net of tax, as of September 30, 2005. During the quarter ended September 30, 2005, the Company amortized $238,000 of deferred gains to lower interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify $900,000, net of tax, into earnings over the next twelve months.
We issued a term note securitization on July 22, 2004 where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. As of September 30, 2005, we had interest rate swap agreements related to these transactions with underlying notional amounts of $97.0 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $1.1 million and $71,000 as of September 30, 2005 and December 31, 2004, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $636,000 and $43,000, net of tax, as of September 30, 2005 and December 31, 2004, respectively. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the nine-month period ended September 30, 2005.
During the nine-month period ended September 30, 2005, the Company recognized a net loss of $13,000 in other financing related costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. During the three and nine-month periods ended September 30, 2004, the Company recognized a net loss of $75,000 in other financing related costs related to similar interest rate swaps that were terminated or did not qualify for hedge accounting. As of September 30, 2005, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $2.4 million. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at a fair value of $7,000. This derivative is also related to the 2004 term securitization and is intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in our warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $119,000 and $73,000 as of September 30, 2005 and December 31, 2004, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of September 30, 2005 and December 31, 2004 was $168.3 million and $133.9 million, respectively. The Company also sells interest rate caps to generate premium revenues to partially offset the premium cost of purchasing its required interest rate caps. As of September 30, 2005, the notional amount of interest-rate cap sold agreements totaled $67.0 million. The fair value of interest-rate caps sold is recorded in other liabilities at $91,000 as of September 30, 2005. There were no similar outstanding sold rate cap agreements at December 31, 2004 or September 30, 2004.
Note 5 — Other Comprehensive Income
The following table details the components of other comprehensive income.

	Three-months ended		Nine-months ended
	September 30,		September 30,
		2004		2004
	2005	(restated)	2005	(restated)
	(dollars in thousands)		(dollars in thousands)
Net income, as reported	$3,444	$3,395	$11,877	$9,850

Changes in fair values of derivatives qualifying as cash flow hedges	3,409	(807)	5,007	(807)
Tax effect	(1,358)	319	(1,995)	319

Changes in fair values of derivatives qualifying as cash flow hedges, net of tax	2,051	(488)	3,012	(488)

Comprehensive income	$5,495	$2,907	$14,889	$9,362

NOTE 6 — Earnings Per Common Share
Earnings per common share (“EPS”) was calculated as follows (in thousands, except per share amounts):

	Three-months ended		Nine-months ended
	September 30,		September 30,
		2004		2004
	2005	(restated)	2005	(restated)
Net income	$3,444	$3,395	$11,877	$9,850

Weighted average common shares outstanding used in computing basic EPS	11,608	11,354	11,524	11,287
Effect of dilutive securities:
Stock options and restricted stock	440	374	429	402

Adjusted weighted average common shares used in computing diluted EPS	12,048	11,728	11,953	11,689

Net earnings per common share:
Basic	$0.30	$0.30	$1.03	$0.87
Diluted	$0.29	$0.29	$0.99	$0.84
The shares used in computing diluted earnings per share exclude options to purchase 0, 160,500, 5,500 and 164,000 shares of common stock for the three and nine-month periods ended September 30, 2005 and September 30, 2004, respectively, as inclusion of such shares would be anti-dilutive.

NOTE 7 — Stock-Based Compensation
On January 11, 2005, the Company issued 103,960 stock options under the 2003 Plan at a strike price equal to the fair market value of the common stock of $17.52 at date of issuance. During the second quarter, the Company issued an additional 3,000 stock options under the 2003 Plan at a strike price equal to the fair market value of the common stock of $19.78 at the date of issuance. During the third quarter of 2005, the Company issued 4,000 and 1,500 stock options under the 2003 Plan at a strike price equal to the fair market value of the common stock at the date of issuance of $22.23 and $22.25, respectively. These options have a seven year term and a four year vesting provision. The Company also issued 5,805 stock options during the second quarter to non-employee independent directors at a strike price equal to the fair market value of the common stock of $19.78. These options have a seven year term and vest one year from the date of grant.
On January 11, 2005, the Company also issued 55,384 shares of restricted stock under the 2003 Plan. An additional 2,000 shares were issued during the third quarter of 2005. The restricted shares vest in seven years but may be accelerated if certain performance measures are achieved. The Company recorded deferred compensation of approximately $970,000 and $44,000 based on a stock price of $17.52 and $22.24, respectively, at the time of issuance. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $62,000 and $184,000 of compensation expense related to this restricted stock for the three and nine months ended September 30, 2005, respectively.
Also, to date in 2005, the Company has issued another 19,025 shares of restricted stock primarily through a management stock ownership program. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if the employee remains employed at the Company and holds a matching number of other common shares in addition to these restricted shares. As the shares were issued at various dates, the Company has recorded deferred compensation of approximately $345,000 with an average stock price of $18.13 for all shares issued. For the three and nine-month periods ended September 30, 2005, $29,000 and $79,000, respectively, of compensation expense was recognized related to this restricted stock.
On May 26, 2005, the Company issued 6,825 shares of restricted stock to non-employee independent directors. The restricted shares vest at the earlier of seven years from the grant date or six months following the director’s termination of Board service. The Company recorded deferred compensation of approximately $135,000 based on a stock price of $19.78 at the time of issuance. The Company recognized $34,000 and $45,000 of expense for the three and nine months ended September 30, 2005 related to this restricted stock.
On March 9, 2004 the Company issued restricted common shares under its 2003 Equity Compensation Plan of which 78,780 were unvested at September 30, 2005. Certain officers of the Company irrevocably elected to receive the restricted shares in lieu of cash based on a percentage of their targeted annual bonus expected to be paid over the next three years. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if designated performance goals are achieved. The Company recorded deferred compensation of $2.0 million based on a stock price of $15.88 at the time of issuance. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $157,000 and $470,000 of compensation expense related to this program for the three and nine-month periods ended September 30, 2005. In January 2005, 9,082 shares of this restricted stock were forfeited. The Company reversed $94,000 of deferred compensation and $50,000 of amortized compensation expense related to these forfeitures.
The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the fair value per share exceeds the exercise price per share at the measurement date, which is generally the grant date. This deferred compensation is recognized over the vesting period. For the three and nine-month periods ended September 30, 2005, the Company issued 5,500 and 118,265 options, respectively, with an exercise price equal to the fair market value of the Company’s stock on the date of grant. Therefore, no deferred compensation was recognized for this grant.
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

	Three-months ended September 30,		Nine-months ended September 30,
		2004		2004
	2005	(restated)	2005	(restated)
Net income attributable to common stockholders as reported	$3,444	$3,395	$11,877	$9,850
Add: stock-based employee compensation expense included in net income, net of tax	172	103	446	313
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(261)	(178)	(709)	(502)

Pro forma net income attributable to common stockholders	$3,355	$3,320	$11,614	$9,661

Basic net income per share attributable to common stockholders:
As reported	0.30	0.30	1.03	0.87
Adjusted	0.29	0.30	1.01	0.86
Diluted net income per share attributable to common stockholders:
As reported	0.29	0.29	0.99	0.84
Adjusted	0.28	0.29	0.97	0.83
Note 8 — Recently Issued Accounting Standards
In December 2004, the FASB issued Statement No. 123R Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is now scheduled to be effective for calendar year reporting companies in 2006. All public companies must use either the modified prospective or the modified retrospective transition method. The Company plans to use the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123 and expensed as the awards vest based on their grant date fair value. Accordingly, the Company will adopt this rule in fiscal 2006 and will expense options vesting and those newly granted based on their estimated fair value at the date granted. The Company anticipates recognizing pre-tax expense in 2006 of $564,000 related to this change in accounting.
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
Overview
We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed rate transactions with terms generally ranging from 36 to 72 months. At September 30, 2005, our lease portfolio consisted of approximately 102,000 accounts with an average original term of 46 months and average original transaction size of approximately $8,900.
Since our founding in 1997, we have grown to $732.9 million in total assets at September 30, 2005. Our assets are substantially comprised of our net investment in leases which totaled $557.9 million at September 30, 2005. Our lease portfolio grew approximately 16.9% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added three regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Chicago, Illinois in the first quarter of 2004. Growing the lease portfolio while maintaining asset quality remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.
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

						Nine
						Months Ended
	As of or For the Years Ended December 31,					September 30,
	2000	2001	2002	2003	2004	2005
Number of sales account executives	41	50	67	84	100	113
Number of originating sources (1)	631	815	929	1,147	1,244	1,326

(1)	Monthly average of origination sources generating lease volume.
Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended September 30, 2005, our net credit losses were 1.46% of our average net investment in leases. We establish reserves for credit losses which require us to estimate expected losses in our portfolio. In the third quarter of 2005 we booked an additional reserve for credit losses of $1.25 million based on our assessment of our lease portfolio’s exposure to those areas most impacted by Hurricane Katrina in late August 2005.
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
Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of September 30, 2005, $582.6 million or 100% of our borrowings were fixed rate term note securitizations.
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
Restatement
As described in our 2004 Form 10-K filed with The Securities Exchange Commission on March 15, 2005, the Company restated its consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 and for the four quarters of fiscal 2004 and 2003 to reflect a correction in the accounting for interim rental income that had been previously recognized when invoiced. Interim rentals are now included with other minimum lease payments in determining the Company’s net investment in direct financing leases and the amount of unearned lease income. Unearned lease income, net of initial direct costs and fees, is recognized as revenue over the lease term on the effective interest method. Quarterly information for the three and nine month periods ended September 30, 2004 reported herein reflect the restated amounts.
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
In the third quarter of 2005 we booked additional reserves for expected credit losses of $1.25 million based on our assessment of information available at the time on our lease portfolio’s exposure to those areas most impacted by Hurricane Katrina in late August 2005. Marlin estimates that it has approximately $4.8 million in net investment in leases outstanding in the areas most affected by Hurricane Katrina. The longer term impact of this storm on the economy in the Gulf States Region remains uncertain.

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
Securitizations. Since inception, the Company has completed seven term note securitizations of which four have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying consolidated balance sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
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
Stock-Based Compensation. The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the fair value per share exceeds the exercise price per share at the measurement date, which is generally the grant date. This deferred compensation is recognized over the vesting period. Pursuant to the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company discloses net income as if compensation expense for stock option grants had been determined based upon the fair value at the date of grant.
Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. We currently are in a net operating loss carryforwards (“NOLs”) position for state and federal income tax purposes. The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOLs from tax periods prior to the ownership change. As a result of our reorganization and initial public offering, the Company has determined that there was a change in ownership and that the annual use of the Company’s NOL is subject to limitation. However, management does not expect the reorganization and initial public offering to have a material effect on the Company’s ability to utilize these NOLs. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact its financial position and results of operations.

RESULTS OF OPERATIONS
Comparison of the Three-Months Ended September 30, 2005 and 2004
Net income. Net income was $3.4 million for both the three-month periods ended September 30, 2005 and 2004. During the quarter ended September 30, 2005, the Company increased its reserves for expected credit losses by an additional $1.25 million based on its initial assessments of exposure to areas significantly impacted by Hurricane Katrina (such as New Orleans). The impact of this increase in reserves was a reduction of approximately $753,000 in net income in the current quarter. Excluding the impact of the additional reserves, net income would have been $4.2 million, or a 23.5% increase over the $3.4 million reported for the quarter ended September 30, 2004.
Diluted net income per share was $0.29 for both the three-months ended September 30, 2005 and 2004. The impact of the additional reserves for Hurricane Katrina was a reduction of approximately $0.06 in net income per diluted share in the quarter ended September 30, 2005. Excluding the impact of the additional reserves, diluted net income per share would have increased 20.7%.
During the three-months ended September 30, 2005, we generated 8,142 new leases with a cost of $79.6 million compared to 7,974 leases with a cost of $68.9 million generated for the three-month period ended September 30, 2004. The weighted average implicit interest rate on new leases originated was 12.61% for the three-month period ended September 30, 2005 compared to 13.75% for same period in 2004. Overall, our average net investment in direct financing leases (“DFL”) increased 17.2% in the three-month period ended September 30, 2005 compared with the same period in 2004.

	Three-months ended September 30,
		2004
	2005	(restated)
	(dollars in thousands)
Interest income	$17,490	$14,901
Fee income	4,225	3,466

Interest and fee income	21,715	18,367
Interest expense	5,618	4,588

Net interest and fee income	$16,097	$13,779

Average net investment in direct financing leases(1)	$536,874	$458,270

Percent of average net investment in direct financing leases:
Interest income	13.03%	13.01%
Fee income	3.15	3.02

Interest and fee income	16.18	16.03
Interest expense	4.19	4.00

Net interest and fee margin	11.99%	12.03%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.
Net interest and fee margin. Net interest and fee income increased $2.3 million, or 16.8%, to $16.1 million for the three-months ended September 30, 2005 from $13.8 million for the three-months ended September 30, 2004. Annualized net interest and fee margin as a percentage of average net investment in leases decreased 4 basis points to 11.99% in the three-month period ended September 30, 2005 from 12.03% for the same period in 2004. Fee income and interest income increased by 13 and 2 basis points, respectively, but were offset by a 19 basis point increase in interest expense. The increase in interest expense was principally attributed to generally rising interest rates over this period. The Federal Reserve has increased its targeted fed funds rate eight times for a total of 2.0% since September 30, 2004 and a total of eleven times or 2.75% since June 2004. These rate increases have increased the Company’s cost of borrowing including its floating rate warehouse borrowings.
Interest income, net of amortized initial direct costs and fees, increased $2.6 million, or 17.4%, to $17.5 million for the three-month period ended September 30, 2005 from $14.9 million for the three-month period ended September 30, 2004. The increase in interest income was due principally to a 17.2% growth in the average net investment in direct financing leases outstanding which increased $78.6 million to $536.9 million at September 30, 2005 from $458.3 million at September 30, 2004. The weighted average implicit interest rate on new leases originated was 12.61% for the three-month period ended September 30, 2005 compared to 13.75% for same period in 2004. This reduction is due in part to competition in small ticket leasing and a lag in the market to adjust for recent interest rate increases.
Fee income increased $759,000, or 21.9%, to $4.2 million for the three-month period ended September 30, 2005 from $3.5 million for the same period in 2004. All major components of fee income contributed to the increase in the 2005 period consistent with the continued growth in our lease portfolio. The largest increases came from late fee income that grew $489,000 to $2.4 million and higher net residual income that grew $131,000 to $1.4 million. Growth in residual income is reflective of the seasoning of our lease portfolio with more contracts reaching end of term and moving into renewal status. Fee income, as a percentage of the average net investment in DFL, increased 13 basis points to 3.15% annualized for the three-month period ended September 30, 2005 from 3.02% annualized for the same period in 2004.
Interest expense increased $1.0 million to $5.6 million for the three-month period ended September 30, 2005 from $4.6 million for the same period in 2004. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies including variable rate warehouse facilities. Interest expense, as a percentage of the average net investment in DFL, increased 19 basis points to 4.19% annualized for the three-month period ended September 30, 2005 from 4.00% annualized for the same period in 2004. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.
Interest expense as a percentage of weighted average borrowings was 4.30% for the quarter ended September 30, 2005 compared to 3.81% for the same period in 2004. The higher interest costs reflect a generally rising interest rate environment which has affected both our variable rate warehouse lines and our fixed rate term securitizations. The average balance for our warehouse facilities was $81.7 million for the three months ended September 30, 2005 compared to $39.4 million for the same period ended September 30, 2004. The average borrowing costs for our warehouse facilities was 4.39% for the three months ended September 30, 2005 compared to 2.15% for the three months ended September 30, 2004. The Federal Reserve has increased its targeted fed funds rate eight times for a total of 2.0% since September 30, 2004 and a total of eleven times or 2.75% since June 2004. These increases have generally increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities.
Interest rates on our fixed-rate term securitizations have increased also due to rising interest rates and the continued amortization of the lower cost 2003 and 2004 securitizations over the past 12 months. For the quarter ended September 30, 2005, average term securitization borrowings outstanding were $441.4 million at a weighted average coupon of 3.86% compared with $442.3 million, at a weighted average coupon of 3.46% for the same period in 2004. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term. On August 15, 2005 we elected to exercise our call option and pay off our 2002-1 term securitization when the remaining note balances outstanding were $26.5 million at a coupon rate of approximately 4.4%.
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
Insurance and other income. Insurance and other income was $1.2 million for the three-month period ended September 30, 2005 consistent with $1.2 million for the same period in 2004. Incurred and expected insurance claims increased in the three months ended September 30, 2005 by $126,000 over the same period in 2004 offsetting growth in insurance premium income attributed to continued growth in the lease portfolio. Approximately $60,000 of the increase in claims is attributed to Hurricane Katrina.
Salaries and benefits expense. Salaries and benefits expense increased $1.1 million, or 29.1%, to $4.6 million for the three months ended September 30, 2005 from $3.5 million for the same period in 2004. Total personnel increased to 308 at September 30, 2005 from 265 at September 30, 2004. We continue to add personnel to aid and support our continued growth. For the three months ended September 30, 2005 compared to the same period in 2004, sales and credit compensation increased $497,000 related to additional hiring of sales account executives and credit analysts and higher commissions earned for the period net of initial costs deferred per SFAS 91. In addition, compensation in management and other support areas increased $347,000, of which $159,000 was related to management incentive bonus accruals. We also incurred approximately $60,000 of salaries and benefits expense related to the hiring of management for a planned Utah Industrial Bank which the Company filed an application for on October 6, 2005. Annualized salaries and benefits expense, as a percentage of the average net investment in DFL, were 3.4% for the three-month period ended September 30, 2005 compared with 3.1% for the same period in 2004.
General and administrative expense. General and administrative expenses increased $559,000, or 22.5%, to $3.1 million for the three months ended September 30, 2005 from $2.5 million for the same period in 2004. The increase in general and administrative expenses included increased occupancy costs of $159,000 due in part to expense for the Company’s larger Mount Laurel, New Jersey office facility occupied in December 2004 and increased depreciation expense of $51,000 due to increased levels of fixed assets. We also incurred $89,000 in audit and legal expenses in September 2005 associated with shelf registration statements filed with the SEC on behalf of certain shareholders and the Company. Other increases in costs are attributable to data processing, temporary help, postage, bank and collateral fees and travel and entertainment due to overall growth of the Company and in our leasing portfolio. Annualized general and administrative expenses, as a percentage of the average net investment in DFL, were 2.3% for the three-month period ended September 30, 2005 compared with 2.2% for the same period in 2004.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs decreased $245,000 to $390,000 for the three-month period ended September 30, 2005 from $635,000 for the same period in 2004. Mark to market income of $8,000 was recorded on our interest rate caps for the three-month period ended September 31, 2005 compared with $209,000 of expense for the three-month period ended September 30, 2004. Commitment fees were $398,000 for the three-month period ended September 30, 2005 compared with $426,000 for the three-month period ended September 30, 2004.
Provision for credit losses. The provision for credit losses increased $850,000, or 32.0%, to $3.5 million for the three month period ended September 30, 2005 from $2.7 million for the same period in 2004. The increase in our provision for credit losses resulted principally from an additional $1.25 million for expected losses from the areas hardest hit by Hurricane Katrina. This additional reserve is an estimate based on information currently available which includes information obtained from contacting affected customers. Net charge-offs were $2.0 million for the three-month period ended September 30, 2005 compared to $2.2 million for the three-month period ended September 30, 2004. Annualized net charge-offs, as a percentage of the average net investment in DFL, were 1.5% for the three-month period ended September 30, 2005 compared with 1.9% for the same period in 2004.
Provision for income taxes. The provision for income taxes increased 3.9% to $2.3 million for the three-month period ended September 30, 2005 from $2.2 million for the same period in 2004. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 40.0% for the three-month period ended September 30, 2005 and 39.5% for the same period in 2004. We expect our effective tax rate to approximate 39.5% for fiscal 2005 with some variation due to different state income tax rates and our mix of business between locations.
Comparison of Nine-Months Ended September 30, 2005 and 2004
Net income. Net income was $11.9 million for the nine-month period ended September 30, 2005. This represented a $2.0 million, or 20.6%, increase from $9.9 million net income reported for the same period of 2004. During the quarter ended September 30, 2005, the Company increased its reserves for expected credit losses by an additional $1.25 million based on its initial assessments of exposure to areas significantly impacted by Hurricane Katrina (such as New Orleans). The impact of this increase in reserves was a reduction of approximately $753,000 in net income in the nine months ended September 30, 2005. Excluding the impact of the additional reserves, net income for the nine month period ended September 30, 2005 would have been $12.6 million, or an increase of 28.2% over the $9.9 million of net income reported for the nine month period ended September 30, 2004.
Diluted net income per share was $0.99 for the nine-months ended September 30, 2005 and $0.84 for the same period in 2004. The impact of the additional reserves for Hurricane Katrina was a reduction of approximately $0.06 in net income per diluted share in the nine month period ended September 30, 2005. Excluding the impact of the additional reserves, diluted net income per share would have increased 25.0%.
During the nine months ended September 30, 2005, we generated 25,188 new leases with a cost of $242.0 million compared to 24,300 leases with a cost of $205.5 million generated for the nine month period ended September 30, 2004. The weighted average implicit interest rate on new leases originated was 12.72% for the nine month period ended September 30, 2005 compared to 13.86% for same period in 2004. Overall, our average net investment in direct financing leases grew 17.2%, to $513.7 million at September 30, 2005 from $438.2 million at September 30, 2004.

Diluted net income per share for the nine-months ended September 30, 2005 was $0.99, a 17.9% increase over $0.84 per diluted share reported in the same period of 2004. Annualized returns on average assets and equity in the nine-months ended September 30, 2005 were 2.60% and 15.99%, respectively.

	Nine-months ended September 30,
		2004
	2005	(restated)
	(dollars in thousands)
Interest income	$49,593	$42,424
Fee income	13,258	9,482

Interest and fee income	62,851	51,906
Interest expense	14,902	12,143

Net interest and fee income	$47,949	$39,763

Average net investment in direct financing leases(1)	$513,695	$438,166

Percent of average net investment in direct financing leases:
Interest income	12.87%	12.91%
Fee income	3.44	2.89

Interest and fee income	16.31	15.80
Interest expense	3.87	3.70

Net interest and fee margin	12.45%	12.10%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.
Net interest and fee margin. Net interest and fee income increased $8.2 million, or 20.6%, to $48.0 million for the nine months ended September 30, 2005 from $39.8 million for the nine months ended September 30, 2004 primarily due to continued growth in our lease portfolio and expanded net interest and fee margin. As a percentage of average net investment in leases, the annualized net interest and fee margin increased 35 basis points to 12.45% in the nine month period ended September 30, 2005 from 12.10% for the same period in 2004. Fee income was the significant contributor to this margin expansion, increasing 55 basis points and offsetting a 17 basis point increase in interest expense and 4 basis point decline in interest income on our lease portfolio.
Interest income, net of amortized initial direct costs and fees, increased $7.2 million, or 16.9%, to $49.6 million for the nine-month period ended September 30, 2005 from $42.4 million for the nine-month period ended September 30, 2004. The increase in interest income was principally due to a 17.2% growth in the average net investment in direct financing leases outstanding which increased $75.5 million to $513.7 million at September 30, 2005 from $438.2 million at September 30, 2004. For the nine-month period ended September 30, 2005 compared to the same period in 2004, our interest income yield declined by 4 basis points as a percentage of the average net investment in direct financing leases. This reduction is due in part to competition in small ticket leasing and a lag in the market to adjust for recent interest rate increases.
Fee income increased $3.8 million, or 39.8%, to $13.3 million for the nine-month period ended September 30, 2005 from $9.5 million for the same period in 2004. The increase in fee income resulted primarily from increased late fees earned of $2.0 million and net residual income of $1.3 million, and $525,000 from increases in early buyout income earned in the period. Fee income, as a percentage of the average net investment in direct financing leases, increased 55 basis points to 3.44% annualized for the nine-month period ended September 30, 2005 from 2.89% annualized for the same period in 2004. The increase in late fee income and early buyout income is attributed to the continued growth of our lease portfolio and improved late fee collection efforts made since 2004. Net residual income increased along with the growth and seasoning of our portfolio with an increased number of lease contracts reaching end of term and entering a renewal period.
Interest expense increased $2.8 million to $14.9 million for the nine-month period ended September 30, 2005 from $12.1 million for the same period in 2004. Interest expense, as a percentage of the average net investment in direct financing leases, increased 17 basis points to 3.87% annualized for the nine-month period ended September 30, 2005 from 3.70% annualized for the same period in 2004. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.

Interest expense as a percentage of weighted average borrowings was 4.21% for the nine-months ended September 30, 2005 compared to 4.08% for the same period in 2004. The average balance for our warehouse facilities was $77.6 million for the nine months ended September 30, 2005 compared to $92.5 million for the same period ended September 30, 2004. The average borrowing costs for our warehouse facilities was 4.13% for the nine-months ended September 30, 2005 compared to 2.12% for nine-months ended September 30, 2004. The Federal Reserve has increased its targeted fed funds rate eight times for a total of 2.0% since September 30, 2004 and a total of eleven times or 2.75% since June 2004. These increases have generally increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities.
Interest costs on our August 2005 issued term securitization borrowing increased over our 2003 and 2004 issues due to the rising interest rate environment but, this increase did not significantly impact the nine month period ended September 2005 since the new issue was outstanding for just over one month of this period. For the nine months ended September 30, 2005, average term securitization borrowings outstanding were $393.9 million at a weighted average coupon of 3.71% compared with $333.0 million at a weighted average coupon of 3.70% for the same period in 2004. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On August 15, 2005 we elected to exercise our call option and pay off our 2002-1 term securitization when the remaining note balances outstanding were $26.5 million at a coupon rate of approximately 4.4%.
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
Insurance and other income. Insurance and other income increased $309,000, or 9.5%, to $3.6 million for the nine-month period ended September 30, 2005 from $3.2 million for the same period in 2004. The increase is primarily related to higher insurance income of $391,000 from a 24.3% increase in the number of insured accounts.
Salaries and benefits expense. Salaries and benefits expense increased $3.2 million, or 31.3%, to $13.4 million for the nine-months ended September 30, 2005 from $10.2 million for the same period in 2004. For the nine months ended September 30, 2005 compared to the same period in 2004, sales and credit compensation increased $1.7 million related to additional hiring of sales account executives and credit analysts and higher commissions earned for the period. In addition, collection salaries increased $303,000 due to increased staffing levels and higher collection commissions earned associated with improved portfolio delinquency performance. Compensation in management and support areas increased $1.2 million, due mainly to additional staffing and management incentive bonus accruals. Total personnel increased to 308 at September 30, 2005 from 265 at September 30, 2004. Annualized salaries and benefits expense, as a percentage of the average net investment in DFL, were 3.5% for the nine-month period ended September 30, 2005 compared with 3.1% for the same period in 2004.
General and administrative expense. General and administrative expenses increased $1.3 million, or 17.5%, to $8.8 million for the nine months ended September 30, 2005 from $7.5 million for the same period in 2004. The increase in general and administrative expenses was due primarily to increased occupancy costs of $476,000 due in part to expense for the Company’s new Mount Laurel, New Jersey office facility occupied in December 2004 and increased professional fees of $212,000 for audit and tax compliance. Other increases included depreciation expense of $163,000 due to an increase in fixed assets. Additional increases in costs are attributable to data processing, temporary help, postage, property and franchise taxes, bank and collateral fees and, travel and entertainment expenses commensurate with the overall growth of the Company and our leasing portfolio. Annualized general and administrative expenses, as a percentage of the average net investment in DFL, were 2.3% for both the nine-month periods ended September 30, 2005 and 2004.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our interest rate caps used to limit our exposure to an increase in interest rates. Financing related costs decreased $395,000 to $1.2 million for the nine-month period ended September 30, 2005 from $1.6 million for the same period in 2004 principally due to a decrease in hedge costs. Mark to market charges taken on our interest rate caps were $74,000 for the nine-month period ended September 30, 2005 compared with $450,000 for the nine months ended September 30, 2004. Commitment fees were $1.1 million for the nine-month period ended September 30, 2005 consistent with $1.1 million for the nine-month period ended September 30, 2004.
Provision for credit losses. The provision for credit losses increased $1.1 million, or 13.9%, to $8.5 million for the nine months ended September 30, 2005 from $7.4 million for the same period in 2004. The increase in our provision for credit losses resulted principally from an additional $1.25 million for expected losses from the areas hardest hit by Hurricane Katrina. This additional reserve is an estimate based on information currently available which includes information obtained from contacting affected customers. Net charge-offs were $6.6 million for the nine-month period ended September 30, 2005 and $6.4 million for the same period in 2004. Annualized net charge-offs, as a percentage of the average net investment in DFL, were 1.7% for the nine-month period ended September 30, 2005 compared with 2.0% for the same period in 2004.
Provision for income taxes. The provision for income taxes increased 20.6% to $7.8 million for the nine-month period ended September 30, 2005 from $6.4 million for the same period in 2004. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 39.5% for both nine-month periods ended September 30, 2005 and 2004. We expect our effective tax rate to approximate 39.5% for fiscal 2005 with some variation possible due to different state income tax rates and our mix of business between locations.
LEASE RECEIVABLES AND ASSET QUALITY
Our net investment in direct financing leases grew $68.2 million or 13.9% to $557.9 million at September 30, 2005 from $489.7 million at December 31, 2004. The Company continues to pursue growth strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources.
The activity of the allowance for credit losses and delinquent accounts follows:

	Three months ended		Nine months ended		Year Ended
	September 30,		September 30,		December 31,
	2005	2004	2005	2004	2004
	(dollars in thousands)
Allowance for credit losses, beginning of period	$6,355	$5,569	$6,062	$5,016	$5,016
Provision for credit losses	3,510	2,660	8,460	7,428	9,953
Charge-offs, net	(1,965)	(2,198)	(6,622)	(6,413)	(8,907)

Allowance for credit losses, end of period	$7,900	$6,031	$7,900	$6,031	$6,062

Annualized net charge-offs to average net investment in leases(1)	1.46%	1.92%	1.72%	1.95%	1.99%
Allowance for credit losses to net investment in leases (1)	1.44%	1.29%	1.44%	1.29%	1.26%

Average net investment in leases (1)	$536,874	$458,270	$513,695	$438,166	$446,965

Delinquencies 60 days or more past due	$4,656	$4,067	$4,656	$4,067	$4,453
Delinquencies 60 days or more past due (2)	0.72%	0.73%	0.72%	0.73%	0.78%

Allowance for credit losses to delinquent accounts 60 days or more past due	169.67%	148.29%	169.67%	148.29%	136.13%

Non-accrual leases	$2,039	$1,722	$2,039	$1,722	$1,944
Renegotiated leases	$2,320	$2,374	$2,320	$2,374	$2,896

(1)	Average net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred.

(2)	Calculated as a percent of minimum lease payments receivable.
Net investments in direct financing leases are charged-off when they are contractually past due 121 days and are reported net of recoveries. Income is not recognized on leases when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease becomes less than 90 days delinquent.

We generally experience higher delinquency rates in December of each year as we believe our lessees adjust their payment patterns around the year-end. Consistent with this past experience, delinquent accounts 60 days or more past due as a percentage of net investment in DFL declined to 0.72% at September 30, 2005 from 0.78% at December 31, 2004. We also expect higher delinquency rates in the fourth quarter of 2005 attributed to Hurricane Katrina and its impact on the Gulf States region.
Credit quality of our lease portfolio has generally improved or remained consistent as measured by annualized net charge-offs and delinquencies 60 days or more past due as a percentage of average net investment in leases over the time periods reported. We generally expect net charge-offs to approximate 2.0% of average net investment in leases. Net charge-offs in 2005 are trending below 2.0% we believe principally due to continued refinement of our credit underwriting and monitoring of our lease portfolio. Also, general economic conditions in the USA have remained favorable as reflected by the Federal Reserve’s actions to increase interest rates. We expect net charge-offs from the Gulf States region of the USA to increase due to the impact of Hurricane Katrina.
In the third quarter of 2005 we booked additional reserves for expected credit losses of $1.25 million based on our assessment of information available at the time on our lease portfolio’s exposure to those areas most impacted by Hurricane Katrina in late August 2005. Marlin estimates that it has approximately $4.8 million in net investment in leases outstanding in the areas most affected by Hurricane Katrina. The longer term impact of this storm on the economy in the Gulf States Region remains uncertain. The additional Hurricane Katrina reserve is the primary cause of the increase in the allowance for credit losses as a percentage of net investment in leases to increase to 1.44% at September 30, 2005 from 1.26% at December 31, 2004.
Residual Performance
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of September 30, 2005, approximately 68% of our leases were one dollar purchase option leases, 22% were fair market value leases and 10% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of September 30, 2005, there were $43.4 million of residual assets retained on our balance sheet of which $29.4 million were related to copiers.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the three and nine months ended September 30, 2005 and 2004, renewal income, net of depreciation amounted to $1.5 million, $1.2 million, $4.4 million, and $3.1 million, respectively. For the three and nine months ended September 30, 2005 and 2004, net gains (losses) on residual values disposed at end of term amounted to ($111,000), $101,000, $70,000, and $71,000, respectively.
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
We used net cash in investing activities of $146.6 million for the nine-month period ended September 30, 2005, and $71.1 million for the nine-month period ended September 30, 2004. Investing activities primarily relate to lease origination activity and restricted cash.
Net cash provided by financing activities was $148.6 million for the nine-month period ended September 30, 2005 and $84.5 million for the nine-month period ended September 30, 2004. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $33.6 million for the nine-month period ended September 30, 2005, and $23.9 million for the nine-month period ended September 30, 2004.

We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. Total cash and cash equivalents as of September 30, 2005, was $51.7 million compared to $16.1 million at December 31, 2004.
As of September 30, 2005, we also had $108.3 million of cash that was classified as restricted cash, compared to $37.3 million at December 31, 2004. Restricted cash generally consists of cash reserves and advance payment accounts related to our term note securitizations. At September 30, 2005, restricted cash included $60.9 million related to the pre-funding feature of our 2005 term securitization transaction. This cash will be used to fund eligible leases originated in the fourth quarter of 2005.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the Nine months ended September 30, 2005				As of September 30, 2005
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)
Revolving bank facility (1)	$40,000	$4,356	$1,809	6.18%	$—	—%	$40,000
CP conduit warehouse facilities (1)	$225,000	167,734	75,817	4.08	—	—	225,000
Term note securitizations (2)	—	602,344	393,855	3.71	582,611	3.91%	—

	$265,000		$471,481	3.78%	$582,611	3.91%	$265,000

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Revolving Bank Facility
As of September 30, 2005 and December 31, 2004, the Company has a committed revolving line of credit with four participating banks to provide up to $40.0 million in borrowings at LIBOR plus up to 1.875% and 2.125%, respectively. The credit facility was renewed for an additional two year period on August 26, 2005 and expires on August 31, 2007. There was zero outstanding under this facility at September 30, 2005 and December 31, 2004. For the nine months ended September 30, 2005 and the year ended December 31, 2004, the Company incurred commitment fees on the unused portion of the credit facility of $163,000 and $230,000, respectively.
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

00-A Warehouse Facility — This facility totals $125 million and expires in October 2006. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the nine-month period ended September 30, 2005 and the year ended December 31, 2004, the weighted average interest rates were 3.74% and 1.71%, respectively. There was $0 outstanding at September 30, 2005 and December 31, 2004 under this facility.
02-A Warehouse Facility — This facility totals $100 million and was renewed in April 2005, through April 8, 2006. The 02-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the nine-month period ended September 30, 2005 and year ended December 31, 2004, the weighted average interest rate was 4.29% and 2.29%, respectively. There was $0 outstanding under this facility at September 30, 2005 and $12.0 million at December 31, 2004.
Term Note Securitizations
Since our founding, we have completed seven on-balance-sheet term note securitizations. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest costs and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At September 30, 2005 and at December 31, 2004, outstanding term securitizations amounted to $582.6 million and $422.6 million, respectively.
On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million. This issue has a similar structure to our 2004 term securitization with 6 different classes of notes. Each class of notes has its own interest rate, repayment term and rating. The weighted average interest coupon of the 2005 term securitization will approximate 4.81% over the term of the financing. We entered into forward starting interest rate swap agreements in advance of pricing our 2005 term securitization to hedge against rising interest rates. The Company terminated these swap agreements simultaneously with the pricing of the term securitization issued on August 11, 2005 and is amortizing the recognized gains of $3.2 million to reduce recorded interest expense over the term of the related borrowing. As a result of this hedging activity, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing.
On August 15, 2005 we elected to exercise our call option and pay off our 2002-1 term securitization when the remaining note balances outstanding were $26.5 million at a coupon rate of approximately 4.4%. Our Series 2001-1 transaction was repaid in full on August 16, 2004 when the remaining note balances outstanding were $16.3 million at a coupon of approximately 6.0%. At September 30, 2005 the Company had three remaining term securitization transactions outstanding.
Our borrowings, including our term note securitizations, are collateralized by the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.
Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement of $67.7 million and a maximum debt to equity ratio of 10 to 1. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of servicer termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of September 30, 2005, the Company was in compliance with terms of the warehouse facilities and term securitization agreements.

Contractual Obligations
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of September 30, 2005 were as follows:

	Contractual Obligations as of September 30, 2005
	(dollars in thousands)
		Operating	Leased	Capital
	Borrowings	Leases	Facilities	Leases	Total
2005	$64,366	$15	$384	$26	$64,791
2006	236,692	59	1,585	100	238,436
2007	152,119	14	1,550	74	153,757
2008	82,597	3	1,434	35	84,069
2009	37,211	—	952	—	38,163
Thereafter	9,626	—	3,842	—	13,468

Total	$582,611	$91	$9,747	$235	$592,684

MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable rate warehouse facilities and working capital. Our mix of fixed and variable rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable rate borrowings has ranged from zero to 36% of total borrowings and averaged 13%. Our highest exposure to variable rate borrowings generally occurs just prior to the issuance of a term note securitization.
We also use derivative financial instruments to attempt to further reduce our exposure to changing cash flows caused by possible changes in interest rates. We use forward starting interest rate swap agreements to reduce our exposure to changing market interest rates prior to issuing a term note securitization. In this scenario we usually enter into a forward starting swap to coincide with the forecasted pricing date of future term note securitizations. The intention of this derivative is to reduce possible variations in future cash flows caused by changes in interest rates prior to our forecasted securitization. We may choose to hedge all or a portion of forecasted transactions. In October and December 2004 we entered forward starting swap agreements with a total notional amount of $250 million to partially hedge our forecasted 2005 term securitization. On August 11, 2005, we terminated these interest rate swap agreements simultaneously with the pricing of our 2005 term securitization. The value of these interest rate swap agreements on the termination date was $3.2 million which we realized. These interest rate swap agreements were designated as cash flow hedges with the realized gains deferred and recorded in the equity section of the balance sheet of approximately $1.8 million, net of tax, as of September 30, 2005. The deferred gains are being amortized to reduce interest expenses recorded over the term of the 2005 term note securitization. During the quarter ended September 30, 2005, the Company amortized $238,000 of deferred gains to reduce interest expenses. The Company expects to reclassify $900,000, net of tax, into earnings over the next twelve months.
In June and September 2005, we entered forward starting interest rate swap agreements with a total notional amount of $225.0 million to partially hedge our forecasted 2006 term note securitization. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $1.7 million as of September 30, 2005. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $997,000, net of tax, as of September 30, 2005.

On July 22, 2004 we issued a term note securitization where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to fixed interest costs to the Company for the term of the borrowing. As of September 30, 2005, we had interest rate swap agreements related to these transactions with underlying notional amounts of $97.0 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $1.1 million and $71,000 as of September 30, 2005 and December 31, 2004, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $636,000 and $43,000, net of tax, as of September 30, 2005 and December 31, 2004, respectively.
To provide additional protection against potential interest rate increases associated with our variable rate warehouse borrowing facilities, we are required by our CP conduit warehouse facilities to enter into derivative financial transactions. We are using interest rate caps to fulfill these requirements. These cap agreements are recorded at fair value in other assets at $119,000 and $73,000 as of September 30, 2005 and December 31, 2004, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of September 30, 2005 and December 31, 2004 was $168.3 million and $133.9 million, respectively. The Company also sells interest rate caps to generate premium revenues to partially offset the premium cost of purchasing its required interest rate caps. As of September 30, 2005, the notional amount of interest-rate cap sold agreements totaled $67.0 million. The fair value of interest-rate caps sold is recorded in other liabilities at $91,000 as of September 30, 2005. There were no similar outstanding sold rate cap agreements at September 30, 2004.
The following table presents the expected principal repayment schedule of our debt and the related weighted average interest coupons as of September 30, 2005 and for each year ended through December 31, 2009 and for periods thereafter.

	Expected Maturity Date by Calendar Year
					2009 and
	2005	2006	2007	2008	Beyond	Total
	(dollars in thousands)
Debt:
Fixed rate debt	$64,366	$236,692	$152,119	$82,597	$46,837	$582,611
Average fixed rate	3.86%	4.04%	4.10%	4.20%	4.75%	4.11%
Variable rate debt	$—	$—	—	—	—	$—
Average variable rate	—	—	—	—	—	—
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
For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the twelve month period ended September 30, 2005 would have been to reduce net interest and fee income by approximately $583,000 based on our average variable rate borrowings of approximately $58.3 million for the year then ended, excluding the effects of any changes in the value of derivatives and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the FASB issued Statement No. 123R Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is now scheduled to be effective for calendar year reporting companies in 2006. All public companies must use either the modified prospective or the modified retrospective transition method. The Company plans to use the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123 and expensed as the awards vest based on their grant date fair value. Accordingly, the Company will adopt this rule in fiscal 2006 and will expense options vesting and those newly granted based on their estimated fair value at the date granted. The Company anticipates recognizing pre-tax expense in 2006 of $564,000 related to this change in accounting.

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
Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report are designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters To A Vote Of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description
3.1(3)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(2)	2003 Equity Compensation Plan of the Registrant.

10.2(2)	2003 Employee Stock Purchase Plan of the Registrant.

10.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation

10.5(2)	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.6(2)	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10.7(2)	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.8(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10.9(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.10(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.11(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.

10.12(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.13(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.14(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.15(9)	Third Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 26, 2005, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.16(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10.17(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.18(1)	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10.19(4)	Second Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.20(4)	Third Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.21(6)	Fifth Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.

Exhibit
Number	Description
10.22(7)	Compensation Policy for Non-Employee Independent Directors.

16.1(8)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 26, 2005 filed on June 2, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 26, 2005 filed on August 26, 2005, and incorporated by reference herein.

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
November 9, 2005