Form 10-K/A
period 2004-12-31
MARLIN BUSINESS SERVICES CORP
filed 2005-12-13
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Common Stock, $.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ National Market was approximately $60,732,608 as of June 30, 2004. Shares of common stock held by each executive officer and director and persons known to us who beneficially owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s common stock outstanding as of February 25, 2005 was 11,595,353 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement related to the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, is incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) is being filed by Marlin Business Services Corp. (the “Company”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2005 (the “Original Filing”). This Form 10-K/A is being filed solely for the following purposes.
The Company revised the wording in Part II Item 9A Controls and Procedures to clarify management’s evaluation of internal controls and procedures over financial reporting.
The Company has included an additional risk factor relating to our restatement of previous financial statements.
The Company reclassified certain restricted cash among debt and secured borrowings, other assets and other liabilities. We previously reduced debt and secured borrowings by restricted cash deposited with a trustee for purposes of making routine debt service payments. The primary effect of this reclassification was to increase restricted cash and debt and secured borrowings by similar amounts and, to a lesser extent adjust accrued interest receivable and payable balances.
The Company changed the classification of changes in restricted cash in the consolidated statement of cash flows to present such changes as an investing activity instead of a financing activity. There was no actual change in the dollar amounts of cash flow, only a change in the activity classification for cash flow statement purposes.
For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the issues noted above, and no other information in the Original Filing is amended herby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of the Company’s former independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s former independent registered public accounting firms and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2 and 32.1.
     Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly periods ended March 31, 2005 and June 30, 2005 which are being filed concurrently with the filing of this Form 10-K/A, and any reports filed with the SEC subsequent to the date of this filing. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such previously filed reports should no longer be relied upon. The Company has not amended and does not intend to amend its previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2005 which already reflect the treatments described above.

MARLIN BUSINESS SERVICES CORP.

FORM 10-K/A

INDEX

RESTATEMENT OF PREVIOUS FINANCIAL STATEMENTS
As previously disclosed in our Form 8-K dated March 10, 2005, on March 8, 2005, our Board of Directors, including our Audit Committee, concluded to restate the Company’s financial statements for the years ended December 31, 2003 and December 31, 2002 and for the four quarters of fiscal 2004 and 2003.
Following a review of its lease-related accounting policies, the Company determined that its accounting policy relating to the treatment of “interim rent” did not conform with generally accepted accounting principles (“GAAP”). As a result, the Company has changed the timing of the recognition and classification of “interim rent”, which represents rental payments paid by certain customers to cover the period between the installation of the equipment and the commencement of the lease contract. Since its inception in 1997, the Company has recognized interim rent in fee income at the time it was invoiced, and it has described this practice in its prior financial statements. The Company, in consultation with its independent registered public accounting firm, KPMG LLP, has determined that interim rent payments should be treated in the same manner as other fixed non-cancelable contractual minimum lease payments due from lessees in determining the Company’s investment in direct financing leases. This treatment will defer the recognition of income for financial statement purposes while increasing the amount of unearned income for balance sheet purposes at the inception of the lease. The unearned income, net of initial direct origination costs, will be recognized over the lease term based on a constant periodic rate of return as interest income. This change lowered earnings for 2004 from $13.8 million or $1.18 per diluted share (as previously reported in the Company’s Form 8-K filing on February 3, 2005) to $13.5 million or $1.15 per diluted share.
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
The Company reported the effects of this change on prior periods in its original Form 10-K including restated financial statements for the years ended December 31, 2003 and December 31, 2002 and for the four quarters of fiscal years 2004 and 2003, and corrected information in the five year selected financial data table. As a result of this restatement, the financial statements contained in the Company’s prior filings with the SEC should not be relied upon.
For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements,” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K/A.

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
Once a sales account executive converts a prospect into an active relationship, that sales account executive becomes the origination source’s single point of contact for all dealings with us. This approach, which is a cornerstone of our origination platform, offers our origination sources a personal relationship through which they can address all of their questions and needs, including matters relating to pricing, credit, documentation, training and marketing. This single point of contact approach distinguishes us from our competitors, many of whom require the origination sources to interface with several people in various departments, such as sales support, credit and customer service, for each application submitted. Since many of our origination sources have little or no prior experience in using lease financing as a sales tool, our personalized, single point of contact approach facilitates the leasing process for them. Other key aspects of our platform aimed at facilitating the lease financing process for the origination sources include:
–	ability to submit applications via fax, phone, Internet, mail or e-mail;

–	credit decisions generally within two hours;

–	one-page, plain-English form of lease for transactions under $50,000;

–	overnight or ACH funding to the origination source once all lease conditions are satisfied;

–	value-added portfolio reports, such as application status and volume of lease originations;

–	on-site or telephonic training of the equipment dealer’s sales force on leasing as a sales tool; and

–	custom leases and programs.
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

Direct Channels. Our direct sales origination channels, which typically account for approximately 67% of our originations, involve:
–	Independent equipment dealer solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $2.0 million in annual revenues and fewer than 20 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

–	National account endorsements. This channel focuses on securing endorsements from national equipment manufacturers and distributors and then leveraging those endorsements to become the preferred lease financing source for the independent dealers that sell the manufacturers’ or distributors’ equipment. Once the national account team receives an endorsement, the equipment dealers that sell the endorsing manufacturer’s or distributor’s products are contacted by our sales account executives in the independent equipment dealer channel. This allows us to quickly and efficiently leverage the endorsements into new business opportunities with many new equipment dealers located nationwide.

–	End user customer solicitations. This channel focuses on soliciting our existing portfolio of over 76,000 end user customers for additional equipment leasing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including that we already have their credit information and lease payment histories and they have already shown a propensity to finance their equipment.
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
–	address any maintenance or service issues directly with the equipment dealer or manufacturer;

–	insure the equipment against property and casualty loss;

–	pay or reimburse the Company for all taxes associated with the equipment;

–	use the equipment only for business purposes; and

–	make all scheduled payments regardless of the performance of the equipment.
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

Portfolio Overview
At December 31, 2004, we had 95,096 active leases in our portfolio, representing an aggregate minimum lease payments receivable of $571.3 million. With respect to our portfolio at December 31, 2004:
–	the average original lease transaction was $8,384;

–	the average original lease term was 46 months;

–	approximately 83% of the number of leases had a remaining balance of $10,000 or less, with an average remaining balance of $3,075;

–	our active leases were spread among 76,186 different end user customers, with the largest single end user customer accounting for only 0.06% of the aggregate minimum lease payments receivable;

–	over 71.3% of the aggregate minimum lease payments receivable were with end user customers who had been in business more than five years;

–	the portfolio was spread among 9,971 origination sources, with the largest source accounting for only 1.6% of the aggregate minimum lease payments receivable, and our ten largest origination sources accounting for only 7.9% of the aggregate minimum lease payments receivable;

–	there were 67 different equipment categories financed, with the largest categories set forth below, as a percentage of the December 31, 2004 aggregate minimum lease payments receivable:

Equipment Category	Percentage
Copiers	22%
Telecommunications equipment	8%
Water filtration systems	7%
Computers	7%
Commercial & Industrial	7%
Restaurant equipment	6%
Closed Circuit TV security systems	6%
Security systems	5%
Automotive (no titled vehicles)	4%
Cash registers	3%
Medical	3%
Computer software	3%
All others (none more than 2.5%)	19%
–	we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2004 aggregate minimum lease payments receivable:

State	Percentage
California	12%
Florida	9%
Texas	8%
New York	7%
New Jersey	6%
Pennsylvania	4%
Georgia	4%
North Carolina	3%
Massachusetts	3%
Illinois	3%
Ohio	3%
All others (none more than 2.5%)	38%

Information Management
A critical element of our business operations is our ability to collect detailed information on our origination sources and end user customers at all stages of a financing transaction and to effectively manage that information so that it can be used across all aspects of our business. Our information management system integrates a number of technologies to optimize our sales origination, credit, collection and account servicing functions. Applications used across our business include:
–	a sales information database that: 1) summarizes vital information on our prospects, origination sources, competitors and end user customers compiled from third party data, trade associations, manufacturers, transaction information and data collected through the sales solicitation process; 2) systematically analyzes call activity patterns to improve outbound calling campaigns; and 3) produces detailed reports using a variety of data fields to evaluate the performance and effectiveness of our sales account executives;

–	a credit performance database that stores extensive portfolio performance data on our origination sources and end user customers. Our credit staff has on-line access to this information to monitor origination sources, end user customer exposure, portfolio concentrations and trends and other credit performance indicators;

–	predictive auto dialer technology that is used in both the sales origination and collection processes to improve the efficiencies by which these groups make their thousands of daily phone calls;

–	imaging technology that enables our employees to retrieve at their desktops all documents evidencing a lease transaction, thereby further improving our operating efficiencies and service levels; and

–	an integrated voice response unit that enables our end user customers the opportunity to quickly and efficiently obtain certain information from us about their account.
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
End user customer review. Each end user customer’s application is reviewed using our rules-based set of underwriting guidelines that focus on commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on their experience in extending credit to small businesses. The guidelines are reviewed and revised as necessary by our Senior Credit Committee, which is comprised of our CEO, President, General Counsel, Vice President of Credit and Vice President of Collections. Our underwriting guidelines require a thorough credit investigation of the end user customer, which typically includes an analysis of the personal credit of the owner, who often guarantees the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

–	length of time in business;

–	confirmation of actual business operations and ownership;

–	management history, including prior business experience;

–	size of the business, including the number of employees and financial strength of the business;

–	bank references;

–	legal structure of business; and

–	fraud indicators.
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
Account Servicing
We service all of the leases we originate. Account servicing involves a variety of functions performed by numerous work groups, including:
–	entering the lease into our accounting and billing system;

–	preparing the invoice information;

–	filing Uniform Commercial Code financing statements on leases in excess of $25,000;

–	paying the equipment dealers for leased equipment;

–	billing, collecting and remitting sales, use and property taxes to the taxing jurisdictions;

–	assuring compliance with insurance requirements;

–	providing customer service to the leasing customers; and

–	managing residuals by seeking to realize our recorded residual in leased equipment at the end of the initial lease term.
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
We believe that we currently are in compliance with all material statutes and regulations that are applicable to our business.
Competition
We compete with a variety of equipment financing sources that are available to small businesses, including:
–	national, regional and local finance companies that provide leases and loan products;

–	financing through captive finance and leasing companies affiliated with major equipment manufacturers;

–	corporate credit cards; and

–	commercial banks, savings and loan associations and credit unions.
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
We are a Pennsylvania corporation with our principal executive offices located at 300 Fellowship Road, Mount Laurel, NJ 08054. Our telephone number is (888) 479-9111 and our web site address is www.marlincorp.com. We make available free of charge through the Investor Relations section of our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K/A only as an inactive textual reference and do not intend it to be an active link to our web site.
Item 2. PROPERTIES
At December 31, 2004 we operated from five leased facilities including our executive office facility and four branch offices. In December 2004 we relocated our Mount Laurel, New Jersey executive offices to a leased facility of approximately 50,000 square feet under a lease that expires in May 2013. Previously we leased 29,265 square feet of office space in Mount Laurel under a lease that expired in December 2004. We also lease 5,621 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in May 2008. In addition, we have regional offices in Norcross, Georgia (a suburb of Atlanta), Englewood, Colorado (a suburb of Denver) and Chicago, Illinois. Our Georgia office is 6,043 square feet and the lease expires in July 2008. Our Colorado office is 5,914 square feet and the lease expires in August 2006. Our Chicago office, which opened in January 2004, is 4,166 square feet and the lease expires in April 2008.
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

Item 6. SELECTED FINANCIAL DATA (Restated for Years Prior to 2004 – See Note 2 of the Notes to the Consolidated Financial Statements)
The following financial information should be read together with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections included elsewhere in this Form 10-K/A.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Statement of Operations Data:
Interest and fee income	$71,168	$56,403	$46,328	$35,986	$21,936
Interest expense	16,675	18,069	17,899	16,881	11,607

Net interest and fee income	54,493	38,334	28,429	19,105	10,329
Provision for credit losses	9,953	7,965	6,850	5,918	2,497
Net interest and fee income after provision for credit losses	44,540	30,369	21,579	13,187	7,832
Insurance and other income	4,383	3,423	2,725	2,086	1,823

	48,923	33,792	24,304	15,273	9,655
Salaries and benefits	14,447	10,273	8,109	5,306	3,660
General and administrative	10,063	7,745	5,744	4,610	3,419
Financing related costs	2,055	1,604	1,618	1,259	939
Change in fair value of warrants (1)	—	5,723	908	(208)	(101)

Income before income taxes and cumulative effect of change in accounting principle	22,358	8,447	7,925	4,306	1,738
Income tax provision	8,899	5,600	3,594	1,536	614

Income before cumulative effect of change in accounting principle	13,459	2,847	4,331	2,770	1,124
Cumulative effect of change in accounting principle, net of tax	—	—	—	(311)	—
Net income	$13,459	$2,847	$4,331	$2,459	$1,124

Income per common share before cumulative effect of change in accounting principle — basic	$1.19	$0.28	$1.50	$0.82	$0.16
Net income per common share — basic	$1.19	$0.28	$1.50	$0.65	$0.16
Weighted average shares — basic	11,330,132	3,001,754	1,703,820	1,858,858	1,852,980
Income per common share before cumulative effect of change in accounting principle — diluted	$1.15	$0.25	$0.61	$0.44	$0.06
Net income per common share — diluted	$1.15	$0.25	$0.61	$0.39	$0.06
Weighted average shares — diluted	11,729,703	3,340,968	7,138,232	6,234,437	5,178,072

(1)	The change in fair value of warrants is a non-cash expense. Upon completion of our initial public offering in November 2003, all warrants were exercised on a net issuance basis. As a result, there are no longer any outstanding warrants.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Operating Data:
Total new leases originated	31,818	30,258	25,368	23,207	20,010
Total equipment cost originated	$272,271	$242,278	$203,458	$171,378	$141,711
Average net investment in direct financing leases(1)	446,965	363,853	286,589	208,149	124,915
Weighted average interest rate (implicit) on new leases originated(2)	13.82%	14.01%	14.17%	15.82%	16.60%
Interest income as a percent of average net investment in direct financing leases(1)	12.91	13.09	13.65	14.56	15.03
Interest expense as percent of average interest bearing liabilities, excluding subordinated debt(3)	3.86	4.54	5.76	7.41	8.17
Portfolio Asset Quality Data:
Minimum lease payments receivable	$571,150	$489,430	$392,392	$303,560	$207,003
Delinquencies past due, greater than 60 days	0.78	0.74%	0.86%	1.94%	1.31%
Allowance for credit losses	$6,062	$5,016	$3,965	$3,059	$1,720
Allowance for credit losses to net investment in direct financing leases(2)	1.26%	1.23%	1.21%	1.24%	1.04%
Charge-offs, net	$8,907	$6,914	$5,944	$4,579	$1,643
Ratio of net charge-offs to average net investment in direct financing leases	1.99%	1.90%	2.07%	2.20%	1.32%
Operating Ratios:
Efficiency ratio(6)	41.63%	43.15%	44.47%	46.79%	58.25%
Return on average total assets	2.54%	0.66%	1.31%	1.04%	0.73%
Return on average stockholders’ equity(4)	16.47%	9.18%	19.63%	15.67%	10.66%
Balance Sheet Data:
Cash and cash equivalents(5)	$53,423	$59,039	$30,726	$18,829	$12,531
Net investment in direct financing leases	489,678	419,160	335,442	255,169	171,300
Total assets	554,693	487,709	374,671	281,741	190,923
Revolving and term secured borrowings	434,670	393,997	327,842	245,551	166,084
Subordinated debt, net of discount	—	—	9,520	9,408	9,309
Total liabilities	464,343	413,838	350,526	261,534	179,741
Redeemable convertible preferred stock, including accrued dividends	—	—	21,171	19,391	11,600
Total stockholders’ equity (deficit)	90,350	73,871	2,974	816	(418)

(1)	Includes securitized assets.

(2)	Excludes the amortization of initial direct costs and fees deferred.

(3)	Excludes subordinated debt liability and accrued subordinated debt interest for periods prior to 2004.

(4)	Stockholders’ equity includes preferred stock and accrued dividends in calculation for periods prior to our IPO.

(5)	Includes restricted cash balances.

(6)	Salaries, benefits, general and administrative expenses divided by net interest and fee income, insurance and other income.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FORWARD-LOOKING STATEMENTS
Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:
–	availability, terms and deployment of capital;

–	general volatility of capital markets, in particular, the market for securitized assets;

–	changes in our industry, interest rates or the general economy resulting in changes to our business strategy;

–	the nature of our competition;

–	availability of qualified personnel; and

–	the factors set forth in the section captioned “Risk Factors” in Item 7 of this Form 10-K/A.
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
Since our founding in 1997, we have grown to $554.7 million in total assets at December 31, 2004. Our assets are substantially comprised of our net investment in leases which totaled $489.7 million at December 31, 2004. Our lease portfolio grew 16.8% in 2004. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added three regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Chicago, Illinois in the first quarter of 2004. Growing the lease portfolio, while maintaining asset quality, remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.
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
Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until refinanced through term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of December 31 2004, $422.6 million or 97.2% of our borrowings were fixed rate term note securitizations.
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
Restatement
Following a review of our lease-related accounting policies, the Company determined that its accounting policy relating to the treatment of “interim rent” did not conform with generally accepted accounting principles (“GAAP”). As a result, the Company has changed the timing of the recognition and classification of “interim rent”, which represents rental payments paid by certain customers to cover the period between the installation of the equipment and the commencement of the lease contract . As a result, on March 8, 2005, our Board of Directors, including our Audit Committee, concluded to restate the Company’s financial statements for the years ended December 31, 2003 and December 31, 2002 and for the four quarters of fiscal 2004 and 2003.
Since its inception in 1997, the Company has recognized interim rent in fee income at the time it was invoiced, and it has described this practice in its prior financial statements. The Company, in consultation with its independent registered public accounting firm, KPMG LLP, has determined that interim rent payments should be treated in the same manner as other fixed non-cancelable contractual minimum lease payments due from lessees in determining the Company’s investment in direct financing leases. This treatment will defer the recognition of income for financial statement purposes while increasing the amount of unearned income for balance sheet purposes at the inception of the lease. The unearned income, net of initial direct origination costs, will be recognized over the lease term based on a constant periodic rate of return as interest income. This change lowered earnings for 2004 from the $13.8 million or $1.18 per diluted share (as previously reported in the Company’s Form 8-K filing on February 3, 2005) to $13.5 million or $1.15 per diluted share.
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

		Years ended December 31,
		2003		2002
	2004	(restated)		(restated)
Net income attributable to common stockholders (used for basic EPS)	$13,459	$841		$2,550
Preferred stock dividends	—	—	(1)	1,781

Adjusted net earnings (used for diluted EPS)	$13,459	$841		$4,331

Weighted average common shares outstanding (used for basic EPS)	11,330	3,002		1,704
Effect of dilutive securities:
Stock options and warrants	400	339		278
Convertible Preferred Stock	—	—	(1)	5,156

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)	11,730	3,341		7,138

Net earnings per common share (GAAP):
Basic	$1.19	$0.28		$1.50
Diluted	$1.15	$0.25		$0.61

Pro forma earnings per share:
Adjusted net earnings used for diluted EPS		$841		$4,331
Change in fair value of warrants		5,723		908
Preferred Stock Dividends		2,006	(1)	—

Adjusted net earnings		$8,570		$5,239

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)		3,341		7,138
Effect of warrants		605		508
Effect of Preferred Stock		4,454	(1)	—

Pro forma weighted average shares used for diluted EPS		8,400		7,646

Pro forma diluted EPS		$1.02		$0.69

(1)	The effects of convertible preferred stock in 2003 were deemed anti-dilutive and, therefore, not considered in 2003 GAAP diluted EPS calculations. For 2002 the effects of convertible preferred stock were dilutive and therefore included in diluted EPS calculations.
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

Asset Quality
The chart below provides our asset quality statistics for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
		2003	2002
	2004	(restated)	(restated)
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$5,016	$3,965	$3,059
Provision for credit losses	9,953	7,965	6,850
Charge-offs, net	(8,907)	(6,914)	(5,944)

Allowance for credit losses, end of period	$6,062	$5,016	$3,965

Net charge-offs to average net investment in direct financing leases(1)	1.99%	1.90%	2.07%
Allowance for credit losses to net investment in direct financing leases(2)	1.26%	1.23%	1.21%
Average net investment in direct financing leases(2)	$446,965	$363,853	$286,589
Net investment in direct financing leases, end of period (2)	479,767	409,451	326,979
Delinquencies 60 days or more past due (3)	0.78%	0.74%	0.86%
Allowance for credit losses to delinquent accounts 60 days or more past due	136.13%	138.22%	117.86%
Non-accrual accounts	$1,944	$1,504	$1,475

(1)	Average net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred.

(2)	Excludes initial direct costs and fees deferred.

(3)	Calculated as a percentage of minimum lease payments receivable.
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
Liquidity and Capital Resources
Our business requires a substantial amount of cash to operate and grow. Our primary liquidity need is for new lease originations. In addition, we need liquidity to pay interest and principal on our borrowings, to pay fees and expenses incurred in connection with our securitization transactions, to fund infrastructure and technology investment and to pay administrative and other operating expenses. We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third party financing to fund our operations:
—	borrowings under a revolving bank facility;

—	financing of leases in CP conduit warehouse facilities;

—	financing of leases through term note securitizations; and

—	equity and debt securities with third party investors.
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
Net cash provided by financing activities was $41.8 million, $95.6 million and $81.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.
We used cash in investing activities of $89.5 million, $95.9 million and $94.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Investing activities primarily relate to lease origination activity.
Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $34.3 million, $23.1 million and $16.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
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
In addition we had $37.3 million of cash classified as restricted cash as of December 31, 2004 compared to $29.6 million at December 31, 2003. Restricted cash consists primarily of the cash reserves and advance payment accounts related to our term note securitizations.
Borrowings. Our aggregate outstanding secured borrowings amounted to $434.7 million at December 31, 2004 and $394.0 million at December 31, 2003. At December 31, 2004, our external financing sources, maximum facility amounts, amounts outstanding and unused available commitments, subject to certain minimum equity restrictions and other covenants and conditions, are summarized below:

	For the 12 Months Ended December 31, 2004				As of December 31, 2004
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
		(Dollars in thousands)
Revolving bank facility (1)	$40,000	$16,624	$5,677	3.46%	$—	—%	$40,000
CP conduit warehouse facilities (1)	$225,000	144,700	63,743	2.01	12,034	3.51	212,966
Term note securitizations (2)	—	529,280	362,323	3.63	422,636	3.50	—

	$265,000		$431,743	3.39%	$434,670	3.50%	$252,966

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts. As of December 31, 2004, we had completed six on-balance-sheet term note securitizations and repaid three in their entirety.
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
Term note securitizations. Since our founding through March 14, 2005, we have completed six on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Our Series 1999-2 transaction, which was our first term note securitization, was repaid in full on January 15, 2003. Our Series 2000-1 transaction was repaid in full on April 15, 2004, and our 2001-1 transaction was repaid in full on August 16, 2004.
As of December 31, 2004, $398.0 million of our net investment in direct financing leases was pledged to our term note securitizations. Each of our outstanding term note securitizations is summarized below:

		Outstanding	Scheduled
	Notes Originally	Balance as of	Maturity	Original
	Issued	December 31, 2004	Date	Coupon Rate
		(dollars in thousands)
2002 - 1
Class A	$166,280	$42,792	May 2007	4.16%
Class B	12,720	3,272	February 2008	5.02
Class C	5,380	$1,888	May 2009	9.03

	$184,380	$47,952		4.36	%(1)

2003 - 1
Class A	$197,290	$101,677	May 2008	2.90%
Class B	14,262	7,715	February 2009	5.07
Class C	5,600	2,888	April 2010	8.10

	$217,152	$112,280		3.18	%(1)

2004 - 1
Class A-1	$89,000	$46,784	August 2005	2.04	%(2)
Class A-2	60,000	60,000	January 2007	2.91	(2)
Class A-3	24,000	24,000	June 2007	3.36
Class A-4	61,574	61,574	May 2011	3.88	(2)
Class B	49,684	49,684	May 2011	4.35
Class C	20,362	20,362	May 2011	5.47

	$304,620	$262,404		3.29	% (1)

Total Term Note Securitizations		$422,636

(1)	Represents the original weighted average initial coupon rate for all tranches of the securitization.

(2)	Original coupon rate represents fixed rate coupon payable on interest rate swap agreement. Certain classes of the 2004 term note securitization were issued at variable rates to investors with the Company simultaneously entering interest rate swap agreements to convert the borrowings to a fixed interest cost. For the weighted average term of the 2004-1 term note securitization, the weighted average coupon rate will approximate 3.81%.
Financial Covenants
All of our secured borrowing arrangements have financial covenants we must comply with in order to obtain funding through the facilities and to avoid an event of default. The revolving bank facility and CP conduit warehouse facilities also contain cross default provisions such that an event of default on any facility would be considered an event of default under the others, in essence simultaneously restricting our ability to access either of these critical sources of funding. A default by any of our term note securitizations is also considered an event of default under the revolving bank facility and CP conduit warehouse facilities. Some of the critical financial covenants under our borrowing arrangements as of December 31, 2004 include:
—	Tangible net worth of not less than $61.7 million;

—	Debt to equity ratio of not more than 10-to-1;

—	Fixed charge coverage ratio of not less than 1.15-to-1; and

—	Interest coverage ratio of not less than 3.25-to-1.
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

	Contractual Obligations as of December 31, 2004
	(dollars in thousands)
		Operating	Leased	Capital
	Borrowings	Leases	Facilities	Leases	Total
2005	$203,495	$56	$1,173	$169	$204,893
2006	124,002	36	1,424	99	125,561
2007	68,430	3	1,389	73	69,895
2008	32,256	—	1,212	34	33,502
2009	6,487	—	1,086	—	7,573
Thereafter	—	—	3,840	—	3,840

Total	$434,670	$95	$10,124	$375	$445,264

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

	Expected Maturity Date by Calendar Year					Total
	2005	2006	2007	2008	2009&	Carrying
					thereafter	Amount
	(dollars in thousands)
Debt:
Fixed rate debt	$191,461	$124,002	$68,430	$32,256	$6,487	$422,636
Average fixed rate	3.68%	3.87%	3.89%	4.02%	4.18%	3.80%
Variable rate debt	$12,034	$—	$—	$—	$—	$12,034
Average variable rate	3.51%	0.00%	0.00%	0.00%	0.00%	3.51%
Interest rate caps:
Beginning notional balance	$133,929	$90,454	$48,068	$12,161	$1,493	$133,929
Ending notional balance	90,454	48,068	12,161	1,493	—
Average strike rate	5.77%	5.87%	5.68%	6.36%	6.11%	5.80%
Interest rate swaps:
Beginning notional balance	$166,188	$79,608	$49,790	$3,248	$—	$166,188
Ending notional balance	79,608	49,790	3,248	—	—	$—
Average strike rate	3.39%	3.85%	3.88%	—	—	3.59%
Forward starting interest rate swaps:
Beginning notional balance	$250,000	$—	$—	$—	$—	$250,000
Ending notional balance	—	—	—	—	—	$—
Average strike rate	3.58%	—	—	—	—	3.58%
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

Selected Quarterly Data (Unaudited)

	Fiscal Year Quarters
	As Restated
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)
Year ended December 31, 2004
Interest income	$13,403	$14,120	$14,901	$15,283
Fee income	2,810	3,206	3,466	3,979
Revenue	17,298	18,332	19,519	20,402
Income tax expense	1,987	2,230	2,213	2,468
Net income	3,045	3,411	3,395	3,608
Net income attributable to common stock	3,045	3,411	3,395	3,608
Basic earnings per share	0.27	0.30	0.30	0.32
Diluted earnings per share	0.26	0.29	0.29	0.31
Net investment in direct financing leases	437,688	458,990	477,038	489,678
Total assets	493,787	514,034	590,950	554,693
Deferred tax liability	11,714	13,427	15,112	18,110
Total liabilities	416,479	432,055	505,546	464,343
Retained earnings	5,150	8,561	11,956	15,563
Total stockholders’ equity	77,307	81,978	85,404	$90,350

Year ended December 31, 2003
Interest income	$10,998	$11,571	$12,181	$12,875
Fee income	1,917	2,083	2,265	2,513
Revenue	13,695	14,503	15,306	16,323
Income tax expense	1,294	1,433	1,419	1,455
Net income	207	353	757	1,530
Net income attributable to common stock	(266)	(126)	270	964
Basic earnings per share	(0.16)	(0.07)	0.16	0.14
Diluted earnings per share	(0.16)	(0.07)	0.10	0.13
Net investment in direct financing leases	349,425	370,664	394,423	419,160
Total assets	386,540	463,813	447,695	487,709
Deferred tax liability	5,764	7,197	8,616	9,822
Total liabilities	366,963	444,307	427,809	413,838
Retained earnings	997	871	1,142	2,104
Total stockholders’ equity	2,860	2,750	3,094	73,871

	Fiscal Year Quarters
	Previously Reported
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)
Year ended December 31, 2004
Interest income	$12,925	$13,603	$14,355	$14,716
Fee income	3,493	3,949	4,139	4,630
Revenue	17,503	18,558	19,646	20,486
Income tax expense	2,068	2,321	2,264	2,502
Net income	3,168	3,547	3,471	3,659
Net income attributable to common stock	3,168	3,547	3,471	3,659
Basic earnings per share	0.28	0.31	0.31	0.32
Diluted earnings per share	0.27	0.30	0.30	0.31
Net investment in direct financing leases	440,431	461,959	480,135	492,859

	Fiscal Year Quarters
	Previously Reported
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)
Total assets	479,171	502,137	576,841	540,940
Deferred tax liability	12,773	14,576	16,312	19,343
Total liabilities	400,182	418,338	489,540	448,642
Retained earnings	6,833	10,380	13,852	17,511
Total stockholders’ equity	78,989	83,799	87,301	92,298

Year ended December 31, 2003
Interest income	$10,617	$11,167	$11,752	$12,422
Fee income	2,408	2,636	2,860	3,088
Revenue	13,805	14,652	15,472	16,445
Income tax expense	1,337	1,492	1,484	1,503
Net income	275	444	858	1,604
Net income (loss) attributable to common stock	(198)	(36)	371	1,038
Basic earnings per share	(0.12)	(0.02)	0.22	0.15
Diluted earnings per share	(0.12)	(0.02)	0.12	0.14
Net investment in direct financing leases	351,526	372,915	396,839	421,698
Total assets	376,319	452,941	436,250	474,861
Deferred tax liability	6,569	8,061	9,545	10,799
Total liabilities	350,522	426,682	409,058	399,429
Retained earnings	2,294	2,258	2,629	3,665
Total stockholders’ equity	4,157	4,137	4,581	75,432
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the FASB issued Statement No. 123R Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (not later than January 1, 2006 for calendar-year-end companies). All public companies must use either the modified prospective or the modified retrospective transition method. The Company plans to use the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123 and expensed as the awards vest based on their grant date fair value. Accordingly, the Company will adopt this rule in the first quarter of 2006 and anticipates recognizing approximately $564,000 of expense for the vesting of previously issued stock options in 2006.
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
Our ability to complete CP conduit transactions and term note securitization, as well as obtain renewals of lenders’ commitments, is affected by a number of factors, including:
—	conditions in the securities and asset-backed securities markets;

—	conditions in the market for commercial bank liquidity support for CP programs;

—	compliance of our leases with the eligibility requirements established in connection with our CP conduit warehouse facilities and term note securitizations, including the level of lease delinquencies and defaults; and

—	our ability to service the leases.
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
We face risks relating to our recent accounting restatement. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement including control deficiencies that may constitute material weaknesses. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Audit Standard No. 2 or a combination of significant deficiencies, that results in more than a remote likelihood that material misstatements of our annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.
In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this evaluation, during the first fiscal quarter of 2005, management identified and concluded that a material weakness existed at December 31, 2004 in our controls over the selection and application of accounting policies. Specifically, management concluded that we had misapplied generally accepted accounting principles as they pertain to the timing of recognition of interim rental income since our inception in 1997 and, accordingly, we restated our financial statements for the fiscal years ended December 31, 2003 and December 31, 2002, and for the four quarters of fiscal years 2004 and 2003, to correct this error. The identified material weakness was remediated during the first fiscal quarter of 2005. Our independent registered public accounting firm has not affirmed the remediation of the material weakness.
Consequently, management, including our CEO and CFO, have concluded that our internal controls over financial reporting were not designed or functioning effectively as of December 31, 2004 to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

Any failure to implement and maintain the improvements in our internal control over financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address the identified material weakness could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.
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
Our common stock price is volatile. The trading price of our common stock may fluctuate substantially depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations include, but are not limited to, the following:
—	price and volume fluctuations in the overall stock market from time to time;

—	significant volatility in the market price and trading volume of financial services companies;

—	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of market analysts;

—	investor perceptions of the equipment leasing industry in general and our company in particular;

—	the operating and stock performance of comparable companies;

—	general economic conditions and trends;

—	major catastrophic events;

—	loss of external funding sources;

—	sales of large blocks of our stock or sales by insiders; or

—	departures of key personnel.
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information appearing in the section captioned “Management’s Discussion and Analysis of Operations and Financial Condition – Market Interest Rate Risk and Sensitivity” under Item 7 of this Form 10-K/A is incorporated herein by reference.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. As a result of this assessment, management concluded that a material weakness existed in the Company’s controls over the selection and application of accounting policies. Specifically, the Company had misapplied generally accepted accounting principles (GAAP) as they pertain to the timing of recognition of interim rental income and, accordingly, has restated its previously issued financial statements to correct for this error (see Note 2 to the Company’s consolidated financial statements).
A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of this material weakness in the Company’s internal control over financial reporting, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting included herein.
March 11, 2005

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Index to Consolidated Financial Statements

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marlin Business Services Corp. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of, internal controls over financial reporting.

Philadelphia, PA
March 11, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Marlin Business Services Corp. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness identified in management’s assessment resulting in the restatement of the Company’s previously issued consolidated financial statements, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Marlin Business Services Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, Marlin Business Services Corp. had inadequate controls over the selection and application of accounting policies and practices consistent with U.S. generally accepted accounting principles. These deficiencies resulted in errors in accounting for interim rental income that led to the restatement of the Company’s previously issued consolidated financial statements. Specifically, the Company did not recognize interim rental income in the proper periods due to the misapplication of U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marlin Business Services Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit test applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 11, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Marlin Business Services Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Marlin Business Services Corp. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Philadelphia, PA
March 11, 2005

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
		2003
	2004	(restated)(1)
Assets
Cash and cash equivalents	$16,092	$29,435
Restricted cash	37,331	29,604
Net investment in direct financing leases	489,678	419,160
Property and equipment, net	3,555	2,413
Other assets	8,037	7,097

Total assets	$554,693	$487,709

Liabilities and Stockholders’ Equity
Revolving and term secured borrowings	$434,670	$393,997

Other liabilities:
Lease obligation payable	329	630
Accounts payable and accrued expenses	11,234	9,389
Deferred income tax liability	18,110	9,822

Total liabilities	464,343	413,838

Commitments and contingencies (note 8)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,528 and 11,214 shares issued and outstanding, respectively	115	112
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	75,732	71,918
Stock subscription receivable	(54)	(213)
Deferred compensation	(1,380)	(50)
Other comprehensive income	374	—
Retained earnings	15,563	2,104

Total stockholders’ equity	90,350	73,871

Total liabilities and stockholders’ equity	$554,693	$487,709

(1)	See Note 2
See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share amounts)

	Year Ended December 31,
		2003	2002
	2004	(restated) (1)	(restated) (1)
Interest income	$57,707	$47,624	$39,094
Fee income	13,461	8,779	7,234

Interest and fee income	71,168	56,403	46,328
Interest expense	16,675	18,069	17,899

Net interest and fee income	54,493	38,334	28,429

Provision for credit losses	9,953	7,965	6,850

Net interest and fee income after provision for credit losses	44,540	30,369	21,579

Insurance and other income	4,383	3,423	2,725

	48,923	33,792	24,304

Salaries and benefits	14,447	10,273	8,109
General and administrative	10,063	7,745	5,744
Financing related costs	2,055	1,604	1,618
Change in fair value of warrants	—	5,723	908

Income before income taxes	22,358	8,447	7,925

Income taxes	8,899	5,600	3,594

Net income	13,459	2,847	4,331

Preferred stock dividends	—	2,006	1,781

Net income attributable to common stockholders	$13,459	$841	$2,550

Basic earnings per share:	$1.19	$0.28	$1.50

Diluted earnings per share:	$1.15	$0.25	$0.61

Weighted average shares used in computing basic earnings per share	11,330,132	3,001,754	1,703,820
Weighted average shares used in computing diluted earnings per share	11,729,703	3,340,968	7,138,232

(1)	See Note 2
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

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
		2003	2002
	2004	(restated)	(restated)

Cash flows from operating activities:
Net income	$13,459	$2,847	$4,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,582	1,194	757
Provision for credit losses	9,953	7,965	6,850
Stock based compensation related to stock option modification	—	—	69
Loss on fixed assets disposed	154	—	—
Deferred taxes	8,899	5,600	3,594
Change in fair value of warrants	—	5,723	908
Amortization of deferred initial direct costs and fees	11,869	10,253	8,879
Deferred initial direct costs and fees	(13,117)	(12,550)	(10,517)
Effect of changes in other operating items:
Other assets	(292)	(644)	(695)
Accounts payable and accrued expenses	1,826	2,746	2,197

Net cash provided by operating activities	34,333	23,134	16,373

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(272,275)	(242,278)	(203,458)
Principal collections on lease finance receivables	190,534	148,997	115,542
Security deposits collected, net of returns	2,518	3,909	2,430
Acquisitions of property and equipment	(2,518)	(1,076)	(821)
Change in restricted cash	(7,727)	(5,233)	(8,046)

Net cash used in investing activities	(89,468)	(95,681)	(94,353)

Cash flows from financing activities:
Issuances of Common stock	682	46,876	79
Common stock repurchases	—	—	(540)
Stock issuance costs	—	(1,599)	—
Exercise of stock options	438	220	—
Payment of accrued preferred dividends	—	(6,025)	—
Subordinated debt repayment	—	(10,000)	—
Term securitization advances	304,620	217,152	184,380
Term securitization repayments	(203,866)	(151,714)	(111,615)
Secured bank facility advances	20,420	108,961	140,217
Secured bank facility repayments	(24,929)	(125,284)	(133,095)
Warehouse advances	115,482	167,169	129,397
Warehouse repayments	(171,055)	(150,128)	(126,993)

Net cash provided by financing activities	41,792	95,628	81,830

Net (decrease) increase in cash and cash equivalents	(13,343)	23,081	3,850

Cash and cash equivalents, beginning of period	29,435	6,354	2,504

Cash and cash equivalents, end of period	$16,092	$29,435	$6,354

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,507	$15,624	$16,218
Conversion of Preferred stock to Common stock	—	17,151	—
Conversion of Warrants to Common stock	—	7,145	—
Cash paid for income taxes	—	—	—

(1)	See Note 2
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

	2004(1)		2003		2002
	Previously		Previously		Previously
	Reported	As restated	Reported	As restated	Reported	As restated
Consolidated Statements of operations:
Interest and fee income	$71,811	$71,168	$56,950	$56,403	$46,664	$46,328
Income tax expense	9,155	8,899	5,816	5,600	3,731	3,594
Net income	13,846	13,459	3,178	2,847	4,530	4,331
Net income attributable to common stock	13,846	13,459	1,172	841	2,749	2,550
Basic earnings per share	1.22	1.19	0.39	0.28	1.61	1.50
Diluted earnings per share	1.18	1.15	0.35	0.25	0.63	0.61

Consolidated Balance Sheets:
Net investment in direct financing leases	$492,859	$489,678	$421,698	$419,160	$337,434	$335,442
Total Assets	540,940	554,693	474,861	487,709	364,168	374,671
Deferred tax liability	19,343	18,110	10,799	9,822	5,232	4,470
Total Liabilities	448,642	464,343	399,429	413,838	338,793	350,526
Retained earnings	17,511	15,563	3,665	2,104	2,493	1,263
Total stockholders’ equity	92,298	90,350	75,432	73,871	4,204	2,974

(1)	Amounts previously reported for 2004 relate to the Company’s 8-K filed February 3, 2005.
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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)
Other assets is comprised of the following:

	December 31,
	2004	2003
Deferred transaction costs	$2,573	$2,074
Accrued fees receivable	1,813	2,565
Prepaid Expenses	975	976
Fair value of derivative contracts	618	144
Other	2,058	1,338

	$8,037	$7,097

Securitization
From inception through December 31, 2004, the Company has completed six term note securitizations of which three have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying consolidated balance sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
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
Fee income from delinquent lease payments amounted to $7,566, $5,942 and $5,308 during the years ended December 31, 2004, 2003 and 2002, respectively.. For the years ended December 31, 2004, 2003, and 2002 renewal income, net of depreciation amounted to $4,519, $2,474 and $1,297, and net gains (losses) on residual values amounted to $158, ($443) and ($27), respectively.
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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)
For purposes of determining the above disclosure required by SFAS No. 123, the Company determined the fair value of the options on their grant dates. Key assumptions used in the pricing models were as follows:

	December 31,
	2004		2003		2002
Weighted averages:
Risk-free interest rate	3.994%		3.929%		4.766%
Expected life of option grants	8 years		7.2 years		6 years
Expected dividends	$—		$—		$—
Volatility	35	%(1)	35	%(1)	NA(2)

(1)	Volatility was estimated for options granted since the November 2003 IPO due to a lack of trading history in the company stock.

(2)	Prior to the Company going public in November 2003, the Company valued options using the minimum value method which does not require a volatility assumption.
In 2004, the Company issued 207,000 stock options each with an exercise price equal to or greater than the estimated fair market value of the stock at the grant date. The weighted average fair value of stock options issued with an exercise price equal to the market price of the stock at the grant date for the twelve months ended December 31, 2004, was $8.54 per share.
In 2003, the Company issued 153,855 stock options with an exercise price equal to or greater than the estimated fair market value of the stock at the grant date. The weighted average fair value of stock options issued with an exercise price equal to the market price of the stock at the grant date for the twelve months ended December 31, 2003, was $7.31 per share..
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
Reclassifications
Certain amounts in prior financial statements were reclassified to conform to the current year presentation.
Recent Accounting Pronouncements
In December 2004, the FASB issued Statement No. 123R Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)
The Company plans to use the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123R and expensed as the awards vest based on their grant date fair value. As of March 15, 2005, the Company anticipated recognizing approximately $308 of expense for the vesting of previously issued stock options in 2006.
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
4. Change in Accounting Principle
The Company had previously accounted for its warrants in accordance with EITF Issue No. 88-9, Put Warrants. The holders of the Company’s warrants, which were issued in connection with subordinated debt, had the option to put the shares of Class A Common Stock exercisable under the warrants to the Company at fair value upon certain circumstances. In accordance with EITF Issue No.88-9, the Company had classified and measured the put warrants in equity. In connection with the Company’s initial public offering, the Company was required to adopt EITF Issue 96-13, codified in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Owned Stock, since the provisions of EITF Issue No. 88-9 are applicable to nonpublic companies. Under EITF Issue No. 96-13, the put warrants are classified as a liability and measured at fair value, with changes in fair value reported in earnings. The effect of this change in accounting principle on net income was an increase of $208 for the year ended December 31, 2001 and a decrease of $908 and $5,723 for the years ended December 31, 2002 and 2003, respectively. The warrants were exercised into common stock on a net issuance basis in conjunction with the Company’s November 2003 IPO and the total warrant liability of $7.1 million was reclassified back to equity at that time.
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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)
Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of December 31, 2004:

	Minimum lease
	payments	Income
	receivable	amortization
Year Ending December 31:
2005	$229,753	50,264
2006	170,245	28,398
2007	103,379	13,157
2008	51,201	4,664
2009	16,529	759
Thereafter	162	3

	$571,269	$97,245

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
6. Concentrations of Credit Risk
As of December 31, 2004 and 2003, leases approximating 12% of the net investment balance of leases by the Company were located in the state of California. No other state accounted for more than 10% of the net investment balance of leases owned and serviced by the Company as of such dates. As of December 31, 2004 and 2003 no single vendor source accounted for more than 3% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2004 and 2003. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including retail, service, manufacturing, medical and restaurant, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. The estimated residual value of leased equipment was comprised of 60.4%, and 55.1% of copiers as of December 31, 2004 and 2003, respectively. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2004 and 2003, respectively. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment.
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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)
Activity in this account is as follows:

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of period	$5,016	$3,965	$3,059
Current provisions	9,953	7,965	6,850
Charge-offs, net	(8,907)	(6,914)	(5,944)

Balance, end of period	$6,062	$5,016	$3,965

8. Property and Equipment, net
Property and equipment consist of the following:

			Depreciable
	December 31,		Life
	2004	2003
Furniture and equipment	$2,019	$1,642	7 years
Computer systems and equipment	4,347	3,256	3 -5 years
Leasehold improvements	309	196	lease term
Less — accumulated depreciation and amortization	(3,120)	(2,681)

	$3,555	$2,413

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
The Company has entered into several capital leases to finance corporate property and equipment.
The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2004:

	Capital	Operating
	leases	leases
Year Ending December 31:
2005	$169	1,229
2006	99	1,460
2007	73	1,392
2008	34	1,212
2009		1,086
Thereafter	—	3,840

Total minimum lease payments	375	$10,219

Less — amount representing interest	46

Present value of minimum lease payments	$329

Rent expense was $786, $606 and $498 for the years ended December 31, 2004, 2003 and 2002, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)
The Company has employment agreements with certain senior officers that extend through November 12, 2006, with certain renewal options.
10. Revolving and Term Secured Borrowings
Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	December 31,
	2004	2003
Secured bank facility	$—	$4,508
00-A Warehouse Facility	—	28,903
02-A Warehouse Facility	12,034	38,705
00-1 Term Securitization	—	12,876
01-1 Term Securitization	—	29,508
02-1 Term Securitization	47,952	96,984
03-1 Term Securitization	112,280	182,514
04-1 Term Securitization	262,404	—

Total borrowings	$434,670	$393,997

At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,
	2004	2003
Secured bank facility	$—	$5,837
00-A Warehouse Facility	—	37,281
02-A Warehouse Facility	16,755	51,643
00-1 Term Securitization	—	13,500
01-1 Term Securitization	—	30,617
02-1 Term Securitization	49,311	104,788
03-1 Term Securitization	119,907	200,874
04-1 Term Securitization	295,335	—

	$481,308	$444,540

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
Warehouse Facilities
00-A Warehouse Facility — During December 2000, the Company entered into a $75 million commercial paper warehouse facility (“the 00-A Warehouse Facility”). This facility was increased to $125 million in May 2001. The 00-A Warehouse Facility expires in October 2006. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. The 00-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the years ended December 31, 2004, 2003, and 2002, the weighted average interest rates were 1.71%, 1.84%, and 2.46%, respectively. As of December 31, 2004 and December 31, 2003 notes outstanding under this facility were $0 and $28.9 million, respectively. The 00-A Warehouse Facility requires that the Company limit

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)
its exposure to adverse interest rate movements on the variable rate notes through entering into interest rate cap agreements. As of December 31, 2004, the Company had interest rate cap transactions with notional values of $64.2 million, at a weighted average rate of 6.09%. The fair value of these interest rate cap transactions was $46 as of December 31, 2004.
02-A Warehouse Facility — During April 2002, the Company entered into a $75 million commercial paper warehouse facility (“the 02-A Warehouse Facility”). In January 2004 the 02-A Warehouse Facility was transferred to another lender and extended to April 2005 but may, at the option of the committed lenders, be renewed through April 8, 2006. This facility was increased to $100 million in March 2004. The 02-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. The 02-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the years ended December 31, 2004, 2003 and 2002, the weighted average interest rate was 2.29%, 2.43% and 2.79%, respectively. As of December 31, 2004 and December 31, 2003 notes outstanding under this facility were $12.0 million and $38.7 million, respectively. The 02-A Warehouse Facility requires that the Company limit its exposure to adverse interest rate movements on the variable rate notes through entering into interest rate cap agreements. As of December 31, 2004, the Company had interest rate cap transactions with notional values of $69.7 million at a weighted average rate of 6.01%. The fair value of these interest rate cap transactions was $27 as of December 31, 2004.
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
01-1 Transaction — On June 25, 2001, the Company closed a $115.8 million term securitization (“Series 2001-1 Notes”). In connection with the Series 2001-1 transaction, three tranches of notes were issued to investors in the form of $103.3 million Class A Notes, $7.9 million Class B Notes and $4.6 million Class C Notes. The weighted average fixed rate coupon payable to investors is 5.84%. On August 16, 2004, the Company exercised the option to redeem the Series 2001-1Notes in whole and the outstanding balances were paid in full.
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
Scheduled principal payments on outstanding debt as of December 31, 2004 are as follows:

Year Ending December 31:
2005	$203,495
2006	124,002
2007	68,430
2008	32,256
2009	6,487
Thereafter	—

$434,670

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)
11. Income Taxes
The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
		2003	2002
	2004	(restated)	(restated)

Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	7,414	4,622	3,097
State	1,485	978	497

Total	$8,899	$5,600	$3,594

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes principally related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns. The sources of these temporary differences and the related tax effects were as follows:

	December 31,
		2003	2002
	2004	(restated)	(restated)

Net operating loss carryforwards	$12,480	$5,817	$3,988
Allowance for credit losses	2,416	1,981	1,566
Lease accounting	(33,733)	(18,092)	(10,657)
Interest-rate cap agreements	(41)	120	171
Accrued expenses	87	194	249
Depreciation	(341)	(252)	(191)
Deferred income	725	404	404
Deferred compensation	282	6	—
Other	15	—	—

Deferred tax liability	$(18,110)	$(9,822)	$(4,470)

As of December 31, 2004 the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $33.9 million and $598, respectively. Federal NOLs expire in years 2018 and 2024, while state NOLs expire in years 2009 through 2024.
The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	December 31,
		2003	2002
	2004	(restated)	(restated)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.3	7.5	4.5
Change in fair market value — warrants	—	23.7	4.3
Change in income tax rates	0.5	—	1.6

Effective rate	39.8%	66.3%	45.4%

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(dollars in thousands, except share data)
Information with respect to options granted under the Equity Plan is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Balance, December 31, 2001	754,673	$4.82
Granted	186,900	3.39
Exercised	—	—
Forfeited	(31,465)	7.72

Balance, December 31, 2002	910,108	4.43
Granted	228,755	10.20
Exercised	(60,655)	3.63
Forfeited	—	—

Balance, December 31, 2003	1,078,208	5.66
Granted	207,000	18.20
Exercised	(147,599)	2.97
Forfeited	(42,089)	9.83

Balance, December 31, 2004	1,095,520	$8.21

There were 656,671 shares available for future grants under the Equity Plan as of December 31, 2004.
The following table summarizes information about stock options outstanding as of December 31, 2004:

Options Outstanding				Options Exercisable
		Weighted Average
Range of	Number	Remaining Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$1.90 - 3.39	470,494	5.76	$3.03	307,363	$2.84
4.23 - 5.01	142,491	5.10	4.37	142,491	4.37
10.18	164,535	6.90	10.18	113,725	10.18
14.00	122,500	8.86	14.00	30,625	14.00
$15.59-18.80	195,500	9.17	$18.17	3,750	$16.01
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
On March 9, 2004 the Company issued restricted common shares under its 2003 Equity Compensation Plan of which 127,372 were outstanding and unvested at December 31, 2004. Certain officers of the Company irrevocably elected to receive the restricted shares in lieu of cash based on a percentage of their targeted annual bonus expected to be paid over the next three years. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if designated performance goals are achieved. The Company recorded deferred compensation of approximately $2.0 million at the time of issuance based on the then stock price of$15.88. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $674 of compensation expense related to this program for the year ended December 31, 2004.
On January 11, 2005, the Company issued 103,960 stock options under the 2003 Plan at a strike price equal to the fair market value of the common stock of $17.52. These options have a seven year term and a four year vesting provision. Also, on Janaury 11, 2005, the Company issued 55,384 shares of restricted stock under the 2003 Plan. The restricted shares vest in seven years but may be accelerated if certain performance measures are achieved. Also, through March 11, 2005, the Company has issued 16,259 shares of restricted stock under its management stock ownership programs.
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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$16,092	$16,092	$29,435	$29,435
Restricted cash	37,331	36,544	29,604	29,183
Revolving and term secured borrowings	434,670	430,501	393,997	393,642
Accounts payable and accrued expenses	12,367	12,367	9,100	9,100
Interest-rate caps	73	73	144	144
Interest-rate swaps	624	624	—	—
17. Related Party Transactions
The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Chairman of the Board of Directors and Chief Executive Officer, is the President of The Selzer Company. We do not have any contractual arrangement with The Selzer Group or Richard Dyer, nor do we pay either of them any direct fees. Insurance premiums paid to The Selzer Company were $640 and $761during the years ended December 31, 2004 and 2003.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures—The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As a result of this evaluation, during the first fiscal quarter of 2005 management identified and concluded that a material weakness existed at December 31, 2004 in the Company’s controls over the selection and application of accounting policies. Specifically, management concluded that the Company had misapplied generally accepted accounting principles (GAAP) as they pertain to the timing of recognition of interim rental income since the Company’s inception in 1997 and accordingly, the Company has restated its financial statements for the fiscal years ended December 31, 2003 and December 31, 2002, and for the four quarters of fiscal years 2004 and 2003 to correct for this error (see Note 2 to the Company’s consolidated financial statements).
Based on management’s evaluation, management, including the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not designed or functioning effectively as of December 31, 2004 to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding the disclosure.
Change in Internal Control Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In response to the aforementioned material weakness in the Company’s internal control over financial reporting, subsequent to year end December 31, 2004, the Company implemented additional review procedures over the selection and monitoring of accounting practices to ensure overall compliance with generally accepted accounting principles. These additional review procedures consisted of increased frequency and scope of management’s review of the Company’s critical accounting policies in relation to generally accepted accounting principles (GAAP). The Company also utilizes an accounting publications service to highlight changes in relevant GAAP which management considers during its review process.
This material weakness was fully remediated during the first fiscal quarter of 2005, which has not been affirmed by the Company’s independent registered public accounting firm.
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
(b) Exhibits.

Exhibit
Number	Description
3.1(3)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(2)	2003 Equity Compensation Plan of the Registrant.

10.2(2)	2003 Employee Stock Purchase Plan of the Registrant.

10.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation

10.5(2)	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.6(2)	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10.7(2)	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.8(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10.9(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.10(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.11(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.

10.12(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.13(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.14(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.15(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10.16(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.17(1)	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10.18(4)	Second Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.19(4)	Third Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

21.1	List of Subsidiaries (Filed herewith)

23.1	Consent of KPMG LLP (Filed herewith)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

Exhibit
Number	Description
31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 13, 2005

MARLIN BUSINESS SERVICES CORP.
By:	/s/ Daniel P. Dyer
Daniel P. Dyer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ Daniel P. Dyer	Chairman and Chief Executive Officer	December 13, 2005

	Daniel P. Dyer	(Principal Executive Officer)

By:	/s/ Bruce E. Sickel	Senior Vice President and Chief Financial Officer	December 13, 2005

	Bruce E. Sickel	(Principal Financial and Accounting Officer)

By:	/s/ Gary R. Shivers	President and Director	December 13, 2005

Gary R. Shivers

By:	/s/ John J. Calamari	Director	December 13, 2005

John J. Calamari

By:	/s/ Lawrence J. DeAngelo	Director	December 13, 2005

Lawrence J. DeAngelo

By:	/s/ Kevin J, McGinty	Director	December 13, 2005

Kevin J. McGinty

By:	/s/ James W. Wert	Director	December 13, 2005

James W. Wert