Form 10-Q/A
period 2005-03-31
MARLIN BUSINESS SERVICES CORP
filed 2005-12-13
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) is being filed by Marlin Business Services Corp. (the “Company”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2005 (the “Original Filing”). This Form 10-Q/A is being filed solely for the following purposes.
The Company revised the wording in Part I Item 4 Controls and Procedures to clarify management’s evaluation of internal controls and procedures over financial reporting.
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
For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the issues noted above, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, the certifications of the Original Filing have been amended to be currently dated by the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.
Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2005 which is being filed concurrently with the filing of this Form 10-Q/A, and any reports filed with the SEC subsequent to the date of this filing. For this reason, the consolidated statements and related financial information for the affected periods contained in such previously filed reports should no longer be relied upon. The Company has not amended and does not intend to amend its previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 which already reflect the treatments described above.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q/A
for the quarter ended March 31, 2005

PART I
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	$5,997	$16,092
Restricted cash	46,307	37,331
Net investment in direct financing leases	510,700	489,678
Property tax receivables	2,699	625
Fair value of cash flow hedges	4,236	618
Property and equipment, net	3,736	3,555
Other assets	6,879	6,794

Total assets	$580,554	$554,693

Liabilities and Stockholders’ Equity
Debt and secured borrowings	$446,074	$434,670
Other liabilities:
Lease obligation payable	286	329
Accounts payable and accrued expenses	15,439	11,234
Deferred income tax liability	21,804	18,110

Total liabilities	483,603	464,343

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,618 and 11,528 shares issued and outstanding, respectively	116	115
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding.	—	—
Additional paid-in capital	77,160	75,732
Stock subscription receivable	(44)	(54)
Deferred compensation	(2,345)	(1,380)
Cumulative other comprehensive income	2,552	374
Retained earnings	19,512	15,563

Total stockholders’ equity	96,951	90,350

Total liabilities and stockholders’ equity	$580,554	$554,693

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three-months Ended March 31,
		2004
	2005	(restated) (1)
Income:
Interest income	$15,714	$13,404
Fee income	4,448	2,810

Interest and fee income	20,162	16,214
Interest expense	4,492	3,931

Net interest and fee income	15,670	12,283
Provision for credit losses	2,680	2,323

Net interest and fee income after provision for credit losses	12,990	9,960
Insurance and other income	1,171	1,085

Operating income	14,161	11,045

Salaries and benefits	4,433	3,233
General and administrative	2,826	2,298
Financing related costs	373	482

Income before income taxes	6,529	5,032
Income taxes	2,580	1,987

Net income	$3,949	$3,045

Basic earnings per share:	$0.34	$0.27

Diluted earnings per share:	$0.33	$0.26

Shares used in computing basic earnings per share:	11,451,551	11,221,990

Shares used in computing diluted earnings per share:	11,842,236	11,660,498

(1)	See Note 2
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

			Additional	Stock		Other		Total
	Common	Stock	Paid-In	Subscription	Deferred	Comprehensive	Retained	Shareholders
	Shares	Amount	Capital	Receivable	Compensation	Income	Earnings	Equity
Balance, December 31, 2003 (restated) (1)	11,213,610	$112	$71,918	$(213)	$(50)	—	$2,104	$73,871

Issuance of common stock	39,116	1	522	—	—	—	—	523
Exercise of stock options	147,599	1	437	—	—	—	—	438
Tax benefit on stock options exercised	—	—	834	—	—	—	—	834
Payment of receivables	—	—	—	159	—	—	—	159
Restricted stock grant	127,372	1	2,021	—	(2,022)	—	—	—
Amortization of deferred compensation	—	—	—	—	692	—	—	692
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	—	374	—	374
Net income	—	—	—	—	—	—	13,459	13,459

Balance, December 31, 2004	11,527,697	115	75,732	(54)	(1,380)	374	15,563	90,350

Exercise of stock options	25,734	—	127	—	—	—	—	127
Tax benefit on stock options exercised	—	—	141	—	—	—	—	141
Payment of receivables	—	—	—	10	—	—	—	10
Restricted stock grant	64,734	1	1,160	—	(1,211)	—	—	(50)
Amortization of deferred compensation	—	—	—	—	246	—	—	246
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	—	2,178	—	2,178
Net income	—	—	—	—	—	—	3,949	3,949

Balance, March 31, 2005	11,618,165	$116	$77,160	$(44)	$(2,345)	$2,552	$19,512	$96,951

(1)	See Note 2
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three-months Ended March 31,
		2004
	2005	(restated) (1)
Cash flows from operating activities:
Net income	$3,949	$3,045
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	458	378
Provision for credit losses	2,680	2,323

Deferred taxes	2,580	1,987
Amortization deferred initial direct costs and fees	2,978	2,831
Deferred initial direct costs and fees	(3,258)	(3,405)
Effect of changes in other operating items:
Other assets	(2,159)	(4,914)
Accounts payable and accrued expenses	4,022	3,439

Net cash provided by operating activities	11,250	5,684

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(77,321)	(66,233)
Principal collections on lease finance receivables	53,581	45,228
Security deposits collected, net of returns	318	727
Acquisitions of property and equipment	(488)	(321)
Change in restricted cash	(8,976)	(4,498)

Net cash used in investing activities	(32,886)	(25,097)

Cash flows from financing activities:
Issuances of common stock, net of terminations	10	88
Exercise of stock options	127	52
Term securitization repayments	(53,004)	(40,410)
Secured bank facility advances	4,356	7,401
Secured bank facility repayments	(4,356)	(1,255)
Warehouse advances	66,454	37,287
Warehouse repayments	(2,046)	(5,657)

Net cash provided by (used in) financing activities	11,541	(2,494)

Net decrease in cash and cash equivalents	(10,095)	(21,907)
Cash and cash equivalents, beginning of period	16,092	29,435

Cash and cash equivalents, end of period	$5,997	$7,528

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,825	$3,456
Cash paid for income taxes	185	—

(1)	See Note 2
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
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2005 and the results of operations for the three-month periods ended March 31, 2005 and 2004, and cash flows for the three-month periods ended March 31, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 13, 2005. The consolidated results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation.
As originally described in our 2004 Form 10-K filed with the Securities and Exchange Commission on March 15, 2005 (as amended by the Form 10-K/A filed on December 13, 2005), the Company restated its consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 and for the four quarters of fiscal 2004 and 2003 to reflect a correction in the accounting for interim rental income that had been previously recognized when invoiced. Interim rentals are now included with other minimum lease payments in determining the Company’s net investment in direct financing leases and the amount of unearned lease income. Unearned lease income, net of initial direct costs and fees, is recognized as revenue over the lease term on the effective interest method. Quarterly information for the March 31, 2004 period reported herein reflect the restated amounts.

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
Also, from January 1, 2005 through May 9, 2005, the Company has issued another 18,430 shares of restricted stock primarily through a management stock ownership program. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if the employee remains employed at the Company and holds a matching number of other common shares in addition to these restricted shares. As the shares were issued at various dates, the Company recorded deferred compensation of approximately $334,000 at the time of issuance based on a then average stock price of $18.08. For the three-month period ended March 31, 2005, $23,000 of compensation expense was recognized related to this restricted stock.
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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto in our Form 10-K/A filed with the Securities and Exchange Commission. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.
FORWARD-LOOKING STATEMENTS
Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company’s control, including, without limitation:
-	availability, terms and deployment of capital;

-	general volatility of the securitization and capital markets;

-	changes in our industry, interest rates or the general economy;

-	changes in our business strategy;

-	the degree and nature of our competition;

-	availability of qualified personnel; and

-	the factors set forth in the section captioned “Risk Factors” in our Form 10-K/A filed with the Securities and Exchange Commission.
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
Since our founding in 1997, we have grown to $580.6 million in total assets at March 31, 2005. Our assets are substantially comprised of our net investment in leases which totaled $510.7 million at March 31, 2005. Our lease portfolio grew approximately 16.6% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added three regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Chicago, Illinois in the first quarter of 2004. Growing the lease portfolio while maintaining asset quality remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.
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
Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of March 31, 2005, $369.6 million or 83% of our borrowings were fixed rate term note securitizations.
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

Restatement
As originally described in our 2004 Form 10-K filed with the Securities and Exchange Commission on March 15, 2005 (as amended by the Form 10-K/A filed on December 13, 2005), the Company restated its consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 and for the four quarters of fiscal 2004 and 2003 to reflect a correction in the accounting for interim rental income that had been previously recognized when invoiced. Interim rentals are now included with other minimum lease payments in determining the Company’s net investment in direct financing leases and the amount of unearned lease income. Unearned lease income, net of initial direct costs and fees, is recognized as revenue over the lease term on the effective interest method. Quarterly information for the March 31, 2004 period reported herein reflect the restated amounts.
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
The activity of the allowance for credit losses and delinquent accounts follows:

	Three-months Ended		Year Ended
	March 31,		December 31,
	2005	2004	2004
	(dollars in thousands)
Allowance for credit losses, beginning of period	$6,062	$5,016	$5,016
Provision for credit losses	2,680	2,323	9,953
Charge-offs, net	(2,426)	(2,078)	(8,907)

Allowance for credit losses, end of period	$6,316	$5,261	$6,062

Annualized net charge-offs to average net investment in leases(1)	1.98%	1.99%	1.99%
Allowance for credit losses to net investment in leases (1)	1.26%	1.23%	1.26%

	Three-months Ended		Year Ended
	March 31,		December 31,
	2005	2004	2004
	(dollars in thousands)
Average net investment in leases(1)	$490,293	$417,253	$446,965

Delinquencies 60 days or more past due	$3,849	$3,383	$4,453
Delinquencies 60 days or more past due (2)	0.65%	0.66%	0.78%

Allowance for credit losses to delinquent accounts 60 days or more past due	164.12%	155.51%	136.13%

Non-accrual leases	$1,529	$1,422	$1,944
Renegotiated leases	$2,733	$2,163	$2,896

(1)	Average net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred.

(2)	Calculated as a percent of minimum lease payments receivable.
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
We used net cash in investing activities of $32.9 million for the three-month period ended March 31, 2005, and $25.1 million for the three-month period ended March 31, 2004. Investing activities primarily relate to lease origination activity.
Net cash provided by (used in) financing activities was $11.5 million for the three-month period ended March 31, 2005 and $(2.5) million for the three-month period ended March 31, 2004. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $11.3 million for the three-month period ended March 31, 2005, and $5.7 million for the three-month period ended March 31, 2004.
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
As of March 31, 2005, we also had $46.3 million of cash that was classified as restricted cash, compared to $37.3 million at December 31, 2004. Restricted cash consists primarily of the cash reserve and advance payment accounts related to our term note securitizations.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the 3 Months Ended March 31, 2005				As of March 31, 2005
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)
Revolving bank facility (1)	$40,000	$4,356	$1,438	5.13%	$—	—%	$40,000
CP conduit warehouse facilities (1)	$225,000	76,442	41,386	3.64	76,442	3.58	148,558
Term note securitizations (2)	—	404,575	395,835	3.57	369,632	3.61	—

	$265,000		$438,659	3.58%	$446,074	3.60%	$188,558

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
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

00-A Warehouse Facility — This facility totals $125 million and expires in October 2006. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the three-month period ended March 31, 2005 and the year ended December 31, 2004, the weighted average interest rates were 3.26% and 1.71%, respectively. There was $31.7 million outstanding at March 31, 2005 and $0 outstanding under this facility as of December 31, 2004.
02-A Warehouse Facility — This facility totals $100 million and was renewed in April 2005, through April 8, 2006. The 02-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the three-month period ended March 31, 2005 and year ended December 31, 2004, the weighted average interest rate was 3.80% and 2.29%, respectively. There was $44.7 million outstanding under this facility at March 31, 2005 and $12.0 million at December 31, 2004.
Term Note Securitizations
Since our founding, we have completed six on-balance-sheet term note securitizations. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At March 31, 2005 and at December 31, 2004, outstanding term securitizations amounted to $369.6 million and $422.6 million, respectively.
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

	Expected Maturity Date by Calendar Year
					2009 and
	2005	2006	2007	2008	Beyond	Total
	(dollars in thousands)
Debt:
Fixed rate debt	$131,309	$125,595	$71,326	$33,394	$8,008	$369,632
Average fixed rate	3.71%	3.87%	3.91%	4.03%	4.19%	3.84%
Variable rate debt	$76,442	$—	—	—	—	$76,442
Average variable rate	3.58%	—	—	—	—	3.58%
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the FASB issued Statement No. 123R Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is now scheduled to be effective for calendar year reporting companies in 2006. All public companies must use either the modified prospective or the modified retrospective transition method. The Company plans to use the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123 and expensed as the awards vest based on their grant date fair value. Accordingly, the Company will adopt this rule in fiscal 2006 and will expense options vesting and those newly granted based on their estimated fair value at the date granted. As of May 9, 2005, the Company anticipated recognizing pre-tax expense in 2006 of $570,000 related to this change in accounting.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information appearing in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Interest Rate Risk and Sensitivity” under Item 2 of this Form 10-Q is incorporated herein by reference.
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
Changes in Internal Control over Financial Reporting
In connection with the preparation of its Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As a result of this evaluation, management concluded that a material weakness existed in the Company’s controls over the selection and application of accounting policies at December 31, 2004. Specifically, the Company had misapplied generally accepted accounting principles (GAAP) as they pertain to the timing of recognition of interim rental income and accordingly, restated its previously issued financial statements to correct for this error (see Note 2 to the Company’s consolidated financial statements on Form 10-K/A filed December 8, 2005).
Based on management’s evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

In response to the aforementioned material weakness in the Company’s internal control over financial reporting, during the first quarter of 2005, the Company implemented additional review procedures over the selection and monitoring of accounting practices to ensure overall compliance with generally accepted accounting principles. The aforementioned material weakness was fully remediated during the first fiscal quarter of 2005, which has not been affirmed by the Company’s independent registered public accounting firm.
There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters To A Vote Of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description
3.1(3)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(2)	2003 Equity Compensation Plan of the Registrant.

10.2(2)	2003 Employee Stock Purchase Plan of the Registrant.

10.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation

10.5(2)	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.6(2)	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10.7(2)	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.8(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

Exhibit
Number	Description
10.9(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.10(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.11(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.

10.12(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.13(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.14(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.15(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10.16(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.17(1)	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10.18(4)	Second Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.19(4)	Third Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.20(6)	Fifth Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association. (Filed herewith)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10 -Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

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
December 13, 2005