Form 10-Q/A
period 2005-06-30
MARLIN BUSINESS SERVICES CORP
filed 2005-12-13
CIK 1260968

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) is being filed by Marlin Business Services Corp. (the “Company”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2005 (the “Original Filing”). This Form 10-Q/A is being filed solely for the following purposes.
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
Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s reports filed with the SEC subsequent to the date of this filing. For this reason, the consolidated statements and related financial information for the affected periods contained in such previously filed reports should no longer be relied upon. The Company has not amended and does not intend to amend its previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 which already reflect the treatments described above.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q/A
for the quarter ended June 30, 2005

PART I
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	$6,259	$16,092
Restricted cash	44,370	37,331
Net investment in direct financing leases	537,497	489,678
Property tax receivables	935	625
Fair value of cash flow hedges	2,273	618
Property and equipment, net	3,624	3,555
Other assets	6,633	6,794

Total assets	$601,591	$554,693

Liabilities and Stockholders’ Equity
Debt and secured borrowings	$460,919	$434,670
Other liabilities:
Sales and property taxes payable	9,535	4,856
Accrued expenses and other liabilities	6,482	6,707
Deferred income tax liability	23,352	18,110

Total liabilities	500,288	464,343

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,701 and 11,528 shares issued and outstanding, respectively	117	115
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	78,122	75,732
Stock subscription receivable	(38)	(54)
Deferred compensation	(2,231)	(1,380)
Cumulative other comprehensive income	1,336	374
Retained earnings	23,997	15,563

Total stockholders’ equity	101,303	90,350

Total liabilities and stockholders’ equity	$601,591	$554,693

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

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six-months Ended June 30,
		2004
	2005	(restated)(1)
Cash flows from operating activities:
Net income	$8,434	$6,456
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	995	776
Provision for credit losses	4,950	4,768
Deferred taxes	5,453	4,217
Amortization deferred initial direct costs and fees	5,870	5,787
Deferred initial direct costs and fees	(6,817)	(6,746)
Effect of changes in other operating items:
Other assets	(189)	(959)
Other liabilities	4,249	2,775

Net cash provided by operating activities	22,945	17,074

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(162,335)	(136,704)
Principal collections on direct financing lease receivables	110,196	91,422
Security deposits collected, net of returns	317	1,644
Acquisitions of property and equipment	(699)	(708)
Change in restricted cash	(7,038)	(2,153)

Net cash used in investing activities	(59,559)	(46,499)

Cash flows from financing activities:
Issuances of common stock, net of terminations	195	117
Exercise of stock options	336	594
Term securitization repayments	(102,865)	(85,896)
Secured bank facility advances	15,865	17,179
Secured bank facility repayments	(15,865)	(7,858)
Warehouse advances	138,965	103,448
Warehouse repayments	(9,850)	(14,908)

Net cash provided by financing activities	26,781	12,676

Net decrease in cash and cash equivalents	(9,833)	(16,749)
Cash and cash equivalents, beginning of period	16,092	29,435

Cash and cash equivalents, end of period	$6,259	$12,686

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,035	$6,488
Cash paid for income taxes	$276	—

(1)	See Note 2
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
NOTE 7 — Stock-Based Compensation
On January 11, 2005, the Company issued 103,960 stock options under the 2003 Plan at a strike price equal to the then fair market value of the common stock of $17.52. During the second quarter, the Company issued an additional 3,000 stock options under the 2003 Plan at a strike price equal to the then fair market value of the common stock of $19.78. These options have a seven year term and a four year vesting provision. The Company also issued 5,805 stock options during the second quarter to non-employee independent directors at a strike price equal to the fair market value of the common stock of $19.78. These options have a seven year term and vest one year from the date of grant.

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
Also, from January 1, 2005 through August 8, 2005, the Company has issued another 19,025 shares of restricted stock primarily through a management stock ownership program. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if the employee remains employed at the Company and holds a matching number of other common shares in addition to these restricted shares. As the shares were issued at various dates, the Company has recorded deferred compensation of approximately $345,000 with an average stock price of $18.13 for all shares issued. For the three and six-month periods ended June 31, 2005, $28,000 and $51,000, respectively, of compensation expense was recognized related to this restricted stock.
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
FORWARD-LOOKING STATEMENTS
Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company’s control, including, without limitation:
—	availability, terms and deployment of capital;

—	general volatility of the securitization and capital markets;

—	changes in our industry, interest rates or the general economy;

—	changes in our business strategy;

—	the degree and nature of our competition;

—	availability of qualified personnel; and

—	the factors set forth in the section captioned “Risk Factors” in our Form 10-K/A filed with the Securities and Exchange Commission.
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
Since our founding in 1997, we have grown to $601.6 million in total assets at June 30, 2005. Our assets are substantially comprised of our net investment in leases which totaled $537.5 million at June 30, 2005. Our lease portfolio grew approximately 17.1% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added three regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Chicago, Illinois in the first quarter of 2004. Growing the lease portfolio while maintaining asset quality remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.

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
Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of June 30, 2005, $320.0 million or 69% of our borrowings were fixed rate term note securitizations.
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
Diluted net income per share for the three-months ended June 30, 2005 was $0.38, a 31.0% increase over $0.29 per diluted share reported in the same period of 2004. Annualized returns on average assets and equity in the second quarter 2005 were 3.03% and 18.09%, respectively.

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
Diluted net income per share for the six-months ended June 30, 2005 was $0.71, a 29.1% increase over $0.55 per diluted share reported in the same period of 2004. Annualized returns on average assets and equity in the six-months ended June 30, 2005 were 2.91% and 17.50%, respectively.

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
We used net cash in investing activities of $59.6 million for the six-month period ended June 30, 2005, and $46.5 million for the six month period ended June 30, 2004. Investing activities primarily relate to lease origination activity.
Net cash provided by financing activities was $26.8 million for the six-month period ended June 30, 2005 and $12.7 million for the six-month period ended June 30, 2004. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $22.9 million for the six-month period ended June 30, 2005, and $17.1 million for the six-month period ended June 30, 2004.
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
As of June 30, 2005, we also had $44.4 million of cash that was classified as restricted cash, compared to $37.3 million at December 31, 2004. Restricted cash consists primarily of the cash reserve and advance payment accounts related to our term note securitizations.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the Six months ended June 30, 2005			As of June 30, 2005
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
				(Dollars in thousands)
Revolving bank facility(1)	$40,000	$4,356	$1,632	5.72%	$—	—%	$40,000
CP conduit warehouse facilities(1)	$225,000	141,149	73,935	3.95	141,149	4.12	83,851
Term note securitizations(2)	—	404,575	370,076	3.62	319,770	3.78	—

	$265,000		$445,643	3.69%	$460,919	3.89%	$123,851

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
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
00-A Warehouse Facility — This facility totals $125 million and expires in October 2006. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the six-month period ended June 30, 2005 and the year ended December 31, 2004, the weighted average interest rates were 3.58% and 1.71%, respectively. There was $53.5 million outstanding at June 30, 2005 and $0 outstanding under this facility as of December 31, 2004.
02-A Warehouse Facility — This facility totals $100 million and was renewed in April 2005, through April 8, 2006. The 02-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the six-month period ended June 30, 2005 and year ended December 31, 2004, the weighted average interest rate was 4.16% and 2.29%, respectively. There was $87.7 million outstanding under this facility at June 30, 2005 and $12.0 million at December 31, 2004.
Term Note Securitizations
Since our founding, we have completed six on-balance-sheet term note securitizations. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At June 30, 2005 and at December 31, 2004, outstanding term securitizations amounted to $319.8 million and $422.6 million, respectively.
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

	Expected Maturity Date by Calendar Year
	2005	2006	2007	2008	2009 and	Total
					Beyond
	(dollars in thousands)
Debt:
Fixed rate debt	$101,575	$110,447	$66,677	$33,105	$7,966	$319,770
Average fixed rate	3.67%	3.79%	3.87%	4.02%	4.18%	3.82%
Variable rate debt	$141,149	$—	—	—	—	$141,149
Average variable rate	4.12%	—	—	—	—	4.12%
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the FASB issued Statement No. 123R Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is now scheduled to be effective for calendar year reporting companies in 2006. All public companies must use either the modified prospective or the modified retrospective transition method. The Company plans to use the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123 and expensed as the awards vest based on their grant date fair value. Accordingly, the Company will adopt this rule in fiscal 2006 and will expense options vesting and those newly granted based on their estimated fair value at the date granted. As of August 8, 2005, the Company anticipated recognizing pre-tax expense in 2006 of $590,000 related to this change in accounting.
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
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description
3.1(3)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(2)	2003 Equity Compensation Plan of the Registrant.

10.2(2)	2003 Employee Stock Purchase Plan of the Registrant.

10.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation

10.5(2)	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

Exhibit
Number	Description
10.6(2)	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10.7(2)	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.8(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10.9(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.10(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.11(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.

10.12(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.13(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.14(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.15(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10.16(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.17(1)	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10.18(4)	Second Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.19(4)	Third Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.20(6)	Fifth Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.

10.21(7)	Compensation Policy for Non-Employee Independent Directors.

16.1(8)	Letter on Change in Certifying Accountant dated June 27,2005 from KPMG LLP to the Securities and Exchange Commission.

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 26, 2005 filed on June 2, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARLIN BUSINESS SERVICES CORP.

(Registrant)

By:	/s/ Bruce E. Sickel Bruce E. Sickel	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Daniel P. Dyer Daniel P. Dyer	Chief Executive Officer (Chief Executive Officer)
December 13, 2005