Form 10-K
period 2005-12-31
MARLIN BUSINESS SERVICES CORP
filed 2006-03-02
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ National Market was approximately $69,334,548 as of June 30, 2005. Shares of common stock held by each executive officer and director and persons known to us who beneficially owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 17, 2006 was 11,795,261 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, is incorporated by reference into Part III of this Form 10-K.

MARLIN BUSINESS SERVICES CORP.

FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of capital;

•	general volatility of capital markets, in particular, the market for securitized assets;

•	changes in our industry, interest rates or the general economy resulting in changes to our business strategy;

•	the nature of our competition;

•	availability of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1A of this Form 10-K.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

Item 1.	Business

Overview

We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to our end user customers, including copiers, telecommunications equipment, water filtration systems, computers, and certain commercial and industrial equipment. Our average lease transaction was approximately $9,000 at December 31, 2005, and we typically do not exceed $200,000 for any single lease transaction. This segment of the equipment leasing market is commonly known in the industry as the small-ticket segment. We access our end user customers through origination sources comprised of our existing network of over 9,200 independent commercial equipment dealers and, to a lesser extent, through relationships with lease brokers and direct solicitation of our end user customers. We use a highly efficient telephonic direct sales model to market to our origination sources. Through these origination sources, we are able to deliver convenient and flexible equipment financing to our end user customers. Our typical financing transaction involves a non-cancelable, full-payout lease with payments sufficient to recover the purchase price of the underlying equipment plus an expected profit. As of December 31, 2005, we serviced approximately 103,000 active equipment leases having a total original equipment cost of $932.8 million for approximately 82,000 end user customers.

The small-ticket equipment leasing market is highly fragmented. We estimate that there are up to 75,000 independent equipment dealers who sell the types of equipment we finance. We focus primarily on the segment of the market comprised of the small and mid-size independent equipment dealers. We believe this segment is underserved because: 1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to equipment manufacturers and larger distributors, rather than the independent equipment dealers; and 2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service these equipment dealers on high volume, low-balance transactions. We focus on establishing our relationships with independent equipment dealers to meet their need for high quality, convenient point-of-sale lease financing programs. We provide equipment dealers with the ability to offer our lease financing and related services to their customers as an integrated part of their selling process, allowing them to increase their sales and provide better customer service. We believe our personalized service approach appeals to the independent equipment dealer by providing each dealer with a single point of contact to access our flexible lease programs, obtain rapid credit decisions and receive prompt payment of the equipment cost. Our fully integrated account origination platform enables us to solicit, process and service a large number of low balance financing transactions. From our inception in 1997 to December 31, 2005, we processed approximately 409,000 lease applications and originated nearly 179,000 new leases.

Reorganization and Initial Public Offering

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

Highly effective account origination platform.  Our telephonic direct marketing platform offers origination sources a high level of personalized service through our team of 103 sales account executives, each of whom acts as the single point of contact for his or her origination sources. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

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

Portfolio diversification.  As of December 31, 2005, no single end user customer accounted for more than 0.05% of our portfolio and leases from our largest origination source accounted for only 1.5% of our portfolio. The portfolio is also diversified nationwide with the largest state portfolios existing in California (13%) and Florida (10%).

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

Disciplined Growth Strategy

Our primary objective is to enhance our current position as a provider of equipment financing solutions primarily to small businesses by pursuing a strategy focused on organic growth initiatives. We believe we can create additional lease financing opportunities by increasing our new origination source relationships and further penetrating our existing origination sources. We expect to do this by adding new sales account executives and continuing to train and season our existing sales force. We also believe that we can increase originations in certain regions of the country by establishing offices in identified strategic locations. Other regional offices are located in or near Atlanta, Georgia, Chicago, Illinois and Denver, Colorado. We expect to open our fourth regional office in Salt Lake City, Utah during 2006. Our Salt Lake City office would also house Marlin Business Bank (in organization) subject to regulatory approval and becoming operational.

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

Of our 296 total employees as of December 31, 2005, we employed 103 sales account executives, each of whom receives a base salary and earns commissions based on their lease originations. We also employed six employees dedicated to marketing as of December 31, 2005.

Sales Origination Channels.  We use direct and indirect sales origination channels to effectively penetrate a multitude of origination sources in the highly diversified and fragmented small-ticket equipment leasing market. All sales account executives use our telephonic direct marketing sales model to solicit these origination sources and end user customers.

Direct Channels.  Our direct sales origination channels, which typically account for approximately 67% of our originations, involve:

•	Independent equipment dealer solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $2.0 million in annual revenues and fewer than 20 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

•	National account endorsements. This channel focuses on securing endorsements from national equipment manufacturers and distributors and then leveraging those endorsements to become the preferred lease financing source for the independent dealers that sell the manufacturers’ or distributors’ equipment. Once the national account team receives an endorsement, the equipment dealers that sell the endorsing manufacturer’s or distributor’s products are contacted by our sales account executives in the independent equipment dealer channel. This allows us to quickly and efficiently leverage the endorsements into new business opportunities with many new equipment dealers located nationwide.

•	End user customer solicitations. This channel focuses on soliciting our existing portfolio of over 82,000 end user customers for additional equipment leasing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including that we already have their credit information and lease payment histories and they have already shown a propensity to finance their equipment.

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

Product Offerings

Equipment leases.  The type of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. We seek to reduce the financial risk associated with our lease transactions through the use of full pay-out leases. A full pay-out lease provides that the non-cancelable rental payments due during the initial lease term are sufficient to recover the purchase price of the underlying equipment plus an expected profit. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 60 months. At December 31, 2005, the average original term of the leases in our portfolio was approximately 46 months, and we had personal guarantees on approximately 47% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

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

Property Insurance on Leased Equipment.  Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as a loss payee under that policy. At December 31, 2005, approximately 58% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

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

Portfolio Overview

At December 31, 2005, we had 103,278 active leases in our portfolio, representing an aggregate minimum lease payments receivable of $660.9 million. With respect to our portfolio at December 31, 2005:

•	the average original lease transaction was $9,032, with an average remaining balance of $6,401;

•	the average original lease term was 46 months;

•	our active leases were spread among 82,479 different end user customers, with the largest single end user customer accounting for only 0.05% of the aggregate minimum lease payments receivable;

•	over 74.5% of the aggregate minimum lease payments receivable were with end user customers who had been in business more than five years;

•	the portfolio was spread among 10,927 origination sources, with the largest source accounting for only 1.5% of the aggregate minimum lease payments receivable, and our nine largest origination sources accounting for only 7.3% of the aggregate minimum lease payments receivable;

•	there were 70 different equipment categories financed, with the largest categories set forth below, as a percentage of the December 31, 2005 aggregate minimum lease payments receivable:

Equipment Category	Percentage

Copiers	22%
Commercial & Industrial	7%
Telecommunications equipment	7%
Computers	6%
Closed Circuit TV security systems	6%
Restaurant equipment	6%
Water filtration systems	5%
Security systems	5%
Automotive (no titled vehicles)	4%
Computer software	4%
Cash registers	3%
Medical	3%
All others (none more than 2.0%)	22%

•	we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2005 aggregate minimum lease payments receivable:

State	Percentage

California	13%
Florida	10%
Texas	8%
New York	7%
New Jersey	6%
Pennsylvania	4%
Georgia	4%
North Carolina	3%
Massachusetts	3%
Illinois	3%
Ohio	3%
All others (none more than 2.5%)	36%

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

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Each sales origination channel has one or more credit teams supporting it. Our credit teams are located in our New Jersey headquarters and each of our regional offices. At December 31, 2005, we had 33 credit analysts managed by 7 credit managers having an average of nine years of experience. Each credit analyst is measured monthly against a discrete set of performance variables, including decision turnaround time, approval and loss rates, and adherence to our underwriting policies and procedures.

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

End user customer review.  Each end user customer’s application is reviewed using our rules-based set of underwriting guidelines that focus on commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on their experience in extending credit to small businesses. The guidelines are reviewed and revised as necessary by our Senior Credit Committee, which is comprised of our CEO, President, General Counsel, Chief Credit Officer and Vice President of Collections. Our underwriting guidelines require a thorough credit investigation of the end user customer, which typically includes an analysis of the personal credit of the owner, who often guarantees the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

•	length of time in business;

•	confirmation of actual business operations and ownership;

•	management history, including prior business experience;

•	size of the business, including the number of employees and financial strength of the business;

•	third-party commercial reports;

•	legal structure of business; and

•	fraud indicators.

Transactions over $75,000 receive a higher level of scrutiny, often including review of financial statements or tax returns and review of the business purpose of the equipment to the end user customer.

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

Account Servicing

We service all of the leases we originate. Account servicing involves a variety of functions performed by numerous work groups, including:

•	entering the lease into our accounting and billing system;

•	preparing the invoice information;

•	filing Uniform Commercial Code financing statements on leases in excess of $25,000;

•	paying the equipment dealers for leased equipment;

•	billing, collecting and remitting sales, use and property taxes to the taxing jurisdictions;

•	assuring compliance with insurance requirements; and

•	providing customer service to the leasing customers.

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

At the end of the initial lease term, a customer may return the equipment, continue leasing the equipment, or purchase the equipment for the amount set forth in the purchase option granted to the customer. The collections department maintains a team of employees who seek to realize our recorded residual in the leased equipment at the end of the lease term.

Marlin Business Bank.  In October 2005 we filed an application for an Industrial Bank Charter with the FDIC and the State of Utah Department of Financial Institutions to form Marlin Business Bank (“Bank”). Subject to regulatory approvals, we plan to begin operating the Bank in 2006 to further diversify our funding by issuing FDIC insured deposits. Marlin Business Bank will operate from our Salt Lake City office.

The Bank will be wholly owned by Marlin Business Services Corp. In addition to further diversifying our funding sources, over time the Bank may add other product offerings to better serve our customer base. The Bank will be subject to FDIC and Utah Department of Financial Institutions rules and regulations. Marlin will provide the necessary capital to maintain the Bank at “well-capitalized” status as defined by banking regulations. Initial cash capital requirements are expected to be $15.0 million.

Initially FDIC deposits will be raised from the brokered certificates of deposit market. All deposits will be transacted via telephone, mail, and/or ACH and wire transfer. There will be limited if any face to face interaction with deposit and lease/loan customers in the Bank’s office. The Bank’s initial asset product offering will consist of small ticket leasing similar to what we originate currently.

We have assembled a team of experienced bank managers and directors to provide leadership for the Bank. Many of the operational aspects of the Bank will be outsourced to Marlin Leasing Corp.

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

Subject to our application for an Industrial Bank Charter receiving all regulatory approvals, Marlin Business Bank will be subject to FDIC and Utah Department of Financial Institutions banking rules and regulations.

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

Our principal competitors in the highly fragmented and competitive small-ticket equipment leasing market are smaller finance companies and local and regional banks. Other providers of equipment lease financing include Key Corp, De Lage Landen Financial, GE Commercial Equipment Finance and Wells Fargo Bank, National Association. Many of these companies are substantially larger than we are and have significantly greater financial, technical and marketing resources than we do. While these larger competitors provide lease financing to the marketplace, many of them are not our primary competitors given that our average transaction size is relatively small and that our marketing focus is on independent equipment dealers and their end user customers. Nevertheless, there can be no assurances that these providers of equipment lease financing will not increase their focus on our market and begin to compete more directly with us.

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

Employees

As of December 31, 2005, we employed 296 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages. We work hard to build strong relations with our employees.

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

Item 1A.	Risk Factors

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

Our ability to complete CP conduit transactions and term note securitizations, as well as obtain renewals of lenders’ commitments, is affected by a number of factors, including:

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

Our future success will be dependent upon our ability to manage growth. Among the factors we need to manage are the training, supervision and integration of new employees, as well as the development of infrastructure, systems and procedures within our origination, underwriting, servicing, collections and financing functions in a manner which enables us to maintain higher volume in originations. Failure to effectively manage these and other factors related to growth in originations and our overall operations may cause us to suffer material operating losses.

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

The departure of any of our key management personnel or our inability to hire suitable replacements for our management may result in defaults under our financing facilities, which could restrict our ability to access funding and effectively operate our business.  Our future success depends to a significant extent on the continued service of our senior management team. A change in our Chief Executive Officer or President is an event of default under our revolving bank facility and CP conduit warehouse facilities unless we hire a replacement acceptable to our lenders within 90 days. Such a change is also an immediate event of servicer termination under our term note securitizations. The departure of any of our executive officers or key employees could limit our access to funding and ability to operate our business effectively. Mr. Bruce E. Sickel, our Senior Vice President and Chief Financial Officer, has resigned from his position effective as of March 3, 2006. We are currently seeking a new Chief Financial Officer. We do not expect the change in Chief Financial Officer to have any material adverse effect on our financing arrangements.

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

Failure to realize the projected value of residual interests in equipment we finance would reduce the residual value of equipment recorded as assets on our balance sheet and may reduce our operating income.  We estimate the residual value of the equipment which is recorded as an asset on our balance sheet. Realization of residual values depends on numerous factors including: the general market conditions at the time of expiration of the lease; the cost of comparable new equipment; the obsolescence of the leased equipment; any unusual or excessive wear and tear on or damage to the equipment; the effect of any additional or amended government regulations; and the foreclosure by a secured party of our interest in a defaulted lease. Our failure to realize our recorded residual values would reduce the residual value of equipment recorded as assets on our balance sheet and may reduce our operating income.

Hurricane Katrina could negatively affect our operations, which could have an adverse effect on our business or results of operations.  In late August 2005, Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama and caused substantial property damage. Damage caused by Hurricane Katrina could result in a decline in our leasing activity, a decline in the value or destruction of leased property and an increase in the risk of lease delinquencies and defaults. Our business or results of operations may be adversely affected by these and other negative effects of Hurricane Katrina.

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

We face risks relating to our recent accounting restatement.  If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial statements. If we cannot provide reliable financial statements, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement including control deficiencies that may constitute material weaknesses. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Audit Standard No. 2 or a combination of significant deficiencies, that results in more than a remote likelihood that material misstatements of our annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

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

Certain investors continue to own a large percentage of our common stock and have filed a shelf registration statement, which could result in additional shares being sold into the public market and thereby affect the market price of our common stock.  Two institutional investors that first purchased our common stock in private placement transactions prior to our IPO owned approximately 37% of the outstanding shares of our common stock as of December 31, 2005. A shelf registration statement on Form S-3 (No. 333-128329) registering 4,294,947 shares of common stock owned by these two investors became effective on December 19, 2005. A sale by these investors of all or a portion of their shares pursuant to the shelf registration statement or otherwise could ultimately affect the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

At December 31, 2005, we operated from six leased facilities including our executive office facility and five branch offices. In December 2004 we relocated our Mount Laurel, New Jersey executive offices to a leased facility of approximately 50,000 square feet under a lease that expires in May 2013. We also lease 5,621 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in May 2008. In addition, we have regional offices in Norcross, Georgia (a suburb of Atlanta), Englewood, Colorado (a suburb of Denver), Chicago, Illinois and Salt Lake City, Utah. Our Georgia office is 6,043 square feet and the lease expires in July 2008. Our Colorado office is 5,914 square feet and the lease expires in August 2006. Our Chicago office, which opened in January 2004, is 4,166 square feet and the lease expires in April 2008. Our Salt Lake City office, which we expect to open in 2006, is under a lease signed in November 2005, for 5,764 square feet, which expires in August 2010. We believe our leased facilities are adequate for our current needs and sufficient to support our current operations and growth.

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

Marlin Business Services Corp. completed its initial public offering of common stock and became a publicly traded company on November 12, 2003. The Company’s common stock trades on the NASDAQ National Market under the symbol “MRLN.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market.

	2005		2004
	High	Low	High	Low

First Quarter	$21.67	$17.11	$19.49	$14.85
Second Quarter	$20.95	$17.25	$18.09	$14.69
Third Quarter	$24.00	$19.95	$19.40	$14.11
Fourth Quarter	$24.55	$20.45	$19.74	$16.27

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

Number of Record Holders

There were 104 holders of record of our common stock at February 17, 2006. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Sale of Unregistered Securities

On August 18, 2005, we issued $340.6 million of asset-backed debt securities through our special purpose subsidiary, Marlin Leasing Receivables IX LLC. The issuance was done in reliance on the exemption from registration provided by Rule 144A of the Securities Act of 1933. J.P. Morgan Securities, Inc. served as the initial purchaser and placement agent for the issuance, and the aggregate initial purchaser’s discounts and commissions paid was approximately $1.1 million.

Item 6.	Selected Financial Data

The following financial information should be read together with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except share data)

Statement of Operations Data:
Interest and fee income	$85,529	$71,168	$56,403	$46,328	$35,986
Interest expense	20,835	16,675	18,069	17,899	16,881

Net interest and fee income	64,694	54,493	38,334	28,429	19,105
Provision for credit losses	10,886	9,953	7,965	6,850	5,918
Net interest and fee income after provision for credit losses	53,808	44,540	30,369	21,579	13,187
Insurance and other income	4,682	4,383	3,423	2,725	2,086

	58,490	48,923	33,792	24,304	15,273
Salaries and benefits	18,173	14,447	10,273	8,109	5,306
General and administrative	11,908	10,063	7,745	5,744	4,610
Financing related costs	1,554	2,055	1,604	1,618	1,259
Change in fair value of warrants(1)	—	—	5,723	908	(208)

Income before income taxes and cumulative effect of change in accounting principle	26,855	22,358	8,447	7,925	4,306
Income tax provision	10,607	8,899	5,600	3,594	1,536

Income before cumulative effect of change in accounting principle	16,248	13,459	2,847	4,331	2,770
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(311)

Net income	$16,248	$13,459	$2,847	$4,331	$2,459

Income per common share before cumulative effect of change in accounting principle — basic	$1.41	$1.19	$0.28	$1.50	$0.82
Net income per common share — basic	$1.41	$1.19	$0.28	$1.50	$0.65
Weighted average shares — basic	11,551,589	11,330,132	3,001,754	1,703,820	1,858,858
Income per common share before cumulative effect of change in accounting principle — diluted	$1.36	$1.15	$0.25	$0.61	$0.44
Net income per common share — diluted	$1.36	$1.15	$0.25	$0.61	$0.39
Weighted average shares — diluted	11,986,088	11,729,703	3,340,968	7,138,232	6,234,437

(1)	The change in fair value of warrants is a non-cash expense. Upon completion of our initial public offering in November 2003, all warrants were exercised on a net issuance basis. As a result, there are no longer any outstanding warrants and no effects on subsequent periods.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Operating Data:
Total new leases originated	32,754	31,818	30,258	25,368	23,207
Total equipment cost originated	$318,457	$272,271	$242,278	$203,458	$171,378
Average net investment in direct financing leases(1)	523,948	446,965	363,853	286,589	208,149
Weighted average interest rate (implicit) on new leases originated(2)	12.75%	13.82%	14.01%	14.17%	15.82%
Interest income as a percent of average net investment in direct financing leases(1)	12.90	12.91	13.09	13.65	14.56
Interest expense as percent of average interest bearing liabilities, excluding subordinated debt(3)	4.24	3.86	4.54	5.76	7.41
Portfolio Asset Quality Data:
Minimum lease payments receivable	$660,946	$571,150	$489,430	$392,392	$303,560
Delinquencies past due, greater than 60 days	0.61%	0.78%	0.74%	0.86%	1.94%
Allowance for credit losses	$7,813	$6,062	$5,016	$3,965	$3,059
Allowance for credit losses to net investment in direct financing leases(2)	1.39%	1.26%	1.23%	1.21%	1.24%
Charge-offs, net	$9,135	$8,907	$6,914	$5,944	$4,579
Ratio of net charge-offs to average net investment in direct financing leases	1.74%	1.99%	1.90%	2.07%	2.20%
Operating Ratios:
Efficiency ratio(4)	43.36%	41.63%	43.15%	44.47%	46.79%
Return on average total assets	2.57%	2.54%	0.66%	1.31%	1.04%
Return on average stockholders’ equity(5)	15.96%	16.47%	9.18%	19.63%	15.67%
Balance Sheet Data:
Cash and cash equivalents	$34,472	$16,092	$29,435	$6,354	$2,504
Restricted cash	47,786	37,331	29,604	24,372	16,325
Net investment in direct financing leases	572,581	489,678	419,160	335,442	255,169
Total assets	670,989	554,693	487,709	374,671	281,741
Revolving and term secured borrowings	516,849	434,670	393,997	327,842	245,551
Subordinated debt, net of discount	—	—	—	9,520	9,408
Total liabilities	558,380	464,343	413,838	350,526	261,534
Redeemable convertible preferred stock, including accrued dividends	—	—	—	21,171	19,391
Total stockholders’ equity	112,609	90,350	73,871	2,974	816

(1)	Includes securitized assets.

(2)	Excludes the amortization of initial direct costs and fees deferred.

(3)	Excludes subordinated debt liability and accrued subordinated debt interest for periods prior to 2004.

(4)	Salaries, benefits, general and administrative expenses divided by net interest and fee income, insurance and other income.

(5)	Stockholders’ equity includes preferred stock and accrued dividends in calculation for periods prior to our IPO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of capital;

•	general volatility of capital markets, in particular, the market for securitized assets;

•	changes in our industry, interest rates or the general economy resulting in changes to our business strategy;

•	the nature of our competition;

•	availability of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1A of this Form 10-K.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

Overview

We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2005, our lease portfolio consisted of approximately 103,000 accounts, from approximately 82,000 customers, with an average original term of 46 months, and average transaction size of approximately $9,000.

Since our founding in 1997, we have grown to $671.0 million in total assets at December 31, 2005. Our assets are substantially comprised of our net investment in leases which totaled $572.6 million at December 31, 2005. Our lease portfolio grew 16.9% in 2005. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added four regional sales offices to help us penetrate certain targeted markets, with our most recent office in Salt Lake City, Utah. The Salt Lake City office is expected to become fully operational by the end of the second quarter of 2006. Growing the lease portfolio, while maintaining asset quality, remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.

Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the year ended December 31, 2005, our net credit losses were 1.74% of our average net investment in leases. We establish reserves for credit losses which require us to estimate expected losses in our portfolio.

Our leases are classified as direct financing leases under generally accepted accounting principles, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our investment in leases is reflected in our financial statements as “net investment in direct financing leases.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 69% of our lease portfolio amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until refinanced through term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of December 31 2005, all of our $516.8 million borrowings were fixed cost term note securitizations.

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

We have recently filed an application for an Industrial Bank Charter with the FDIC and the State of Utah Department of Financial Institutions to form Marlin Business Bank. Subject to regulatory approvals, we plan to begin operating the bank in 2006 to further diversify our funding by issuing FDIC insured deposits. Marlin Business Bank will operate from our Salt Lake City office.

Reorganization and Initial Public Offering

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including credit losses, residuals, initial direct costs and fees, other fees and realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Our consolidated financial statements are based on the selection and application of critical accounting policies, the most significant of which are described below.

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

Stock-Based Compensation.  We issue both restricted shares and stock options to certain employees and directors as part of our overall compensation strategy. The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We record deferred compensation for option grants to employees for the amount, if any, by which the fair value per share exceeds the exercise price per share at the measurement date, which is generally the grant date. This deferred compensation is recognized over the vesting period. Pursuant to the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company discloses net income as if compensation expense for stock option grants had been determined based upon the fair value at the date of grant.

In 2006 we will adopt SFAS No. 123R Share-Based Payments, an amendment of FASB Statements 123 and 95, which requires companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company plans to use the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity classified awards that were granted prior to 2006 date will be accounted for in accordance with Statement 123R and expensed as the awards vest based on their grant date fair value. We will adopt this rule in the first quarter of 2006 and anticipate recognizing approximately $731,000 of expense for the vesting of previously issued stock options in 2006.

Warrants.  We issued warrants to purchase our common stock to the holders of our subordinated debt that was repaid in November 2003. In accordance with EITF Issue No. 96-13, codified in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, we initially classified the warrants’ fair value as a liability since the warrant holders had the ability to put to the Company the shares of common stock exercisable under the warrants under certain conditions to us for cash settlement. Subsequent changes in the fair value of the warrants were recorded in the accompanying statement of operations. The charge to operations in 2003 was $5.7 million. Under the terms of the warrant agreement, the warrants were exercised into common stock at the time of our IPO and the total warrant liability balance of $7.1 million was reclassified back to equity and, therefore, there are no effects on subsequent operations in 2004 or 2005.

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

Our net operating loss carryforwards (“NOLs”) as of December 31, 2005 for federal and state income tax purposes were approximately $9.2 million and $6.9 million, respectively. The NOLs expire in periods beginning 2009 to 2025. The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOLs from tax periods prior to the ownership change. Management believes that the reorganization and initial public offering did not have a material effect on its ability to utilize these NOLs. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact its financial position and results of operations.

Results of Operations

Comparison of the Years Ended December 31, 2005 and 2004

Net income.  Net income was $16.2 million for the year ended December 31, 2005. This represented a $2.7 million, or 20.0%, increase from $13.5 million net income reported for the year ended December 31, 2004. Our increased earnings are primarily the result of growth and improved net interest and fee margins in our core leasing business. During the third quarter of 2005, the Company increased its reserves for expected credit losses based on its initial assessments of exposure to areas significantly impacted by Hurricane Katrina (such as New Orleans). The impact of this increase in reserves was a reduction of approximately $753,000 in net income for the year 2005.

Diluted net income per share was $1.36 for the year ended December 31, 2005 and $1.15 for the year ended December 31, 2004.

For the year ended December 31, 2005, we generated 32,754 new leases at a cost of $318.5 million compared to 31,818 new leases at a cost of $272.2 million for the year ended December 31, 2004. The weighted average implicit interest rate on new leases originated was 12.75% for the year ended December 31, 2005 compared to 13.82% for year ended December 31, 2004. Overall, the net investment in direct financing leases grew 16.9%, to $572.6 million at December 31, 2005 from $489.7 million at December 31, 2004. Returns on average assets were 2.57% for the year ended December 31, 2005 and 2.54% for the year ended December 31, 2004. Returns on average equity were 15.96% for the year ended December 31, 2005 and 16.47% for the year ended December 31, 2004. Our debt to equity ratio was 4.59:1 at December 31, 2005 compared to 4.81:1 at December 31, 2004.

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)

Interest income	$67,572	$57,707
Fee income	17,957	13,461

Interest and fee income	85,529	71,168
Interest expense	20,835	16,675

Net interest and fee income	$64,694	$54,493

Average net investment in direct financing leases(1)	$523,948	$446,965
Percent of average net investment in direct financing leases:
Interest income	12.90%	12.91%
Fee income	3.43	3.01

Interest and fee income	16.32	15.92
Interest expense	3.98	3.73

Net interest and fee margin	12.35%	12.19%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.

Net interest and fee margin.  Net interest and fee income increased $10.2 million, or 18.7%, to $64.7 million for the year ended December 31, 2005 from $54.5 million for the year ended December 31, 2004. The increase in the net interest and fee margin represents an increase of 16 basis points to 12.35% for the year ended December 31, 2005 from 12.19% for the year ended December 31, 2004 with the increase primarily attributed to fee income.

Interest income, net of amortized initial direct costs and fees, increased $9.9 million, or 17.1%, to $67.6 million for the year ended December 31, 2005 from $57.7 million for the year ended December 31, 2004. The increase is primarily due to a 17.2% growth in average net investment in direct financing leases (“DFL”) which increased $76.9 million to $523.9 million for the year ended December 31, 2005 from $447.0 million for the year ended December 31, 2004.

Our interest income yield on assets declined by 1 basis point for the year ended December 31, 2005 to 12.90% as a percentage of average net investment in DFL from 12.91% for the year ended December 31, 2004. The interest income yield on our lease portfolio declined by 36 basis points for the year ended December 31, 2005 to 12.37% as a percentage of average net investment in DFL from 12.73% for the year ended December 31, 2004. This decline was due in part to lower weighted average implicit interest rates on new leases originated in the year ended December 31, 2005 than in years prior and the amortization and payoffs of older higher yielding leases. This reduction was partially offset by a 35 basis point increase in earnings on cash balances which grew to 0.53% as a percentage of average net investment in DFL for the year ended 2005 compared to 0.18% for the year ended December 31, 2004.

Fee income increased $4.5 million, or 33.4%, to $18.0 million for the year ended December 31, 2005 from $13.5 million for the year ended December 31, 2004. All major components of fee income contributed to the increase in fiscal year 2005 consistent with the continued growth and seasoning of our lease portfolio. Fee income, as a percentage of average net investment in DFL, increased 42 basis points to 3.43% for the year ended December 31, 2005 from 3.01% for the year ended December 31, 2004. Fees for delinquent lease payments (late charges) increased $2.6 million to $10.1 million for the year ended December 31, 2005 compared to $7.6 million for the same period of 2004. Late charges remained the largest component of fee income at 1.93% as a percentage of average net investment in DFL for the year ended December 31, 2005 compared to 1.69% for the year ended December 31, 2004. Net residual income, including income from lease extensions, also increased as more leases where we retain a residual interest reached end of term. Net residual income increased $1.3 million to $6.0 million for the year ended December 31, 2005 compared to $4.7 million for the same period of 2004. As a percentage of average net investment in DFL, net residual income was 1.14% for the year ended December 31, 2005 compared to 1.05% for the year ended December 31, 2004.

Interest expense increased $4.1 million to $20.8 million for the year period ended December 31, 2005 from $16.7 million for the year ended December 31, 2004. Interest expense, as a percentage of the average net investment in DFL, increased 25 basis points to 3.98% for the year ended December 31, 2005 from 3.73% for the year ended December 31, 2004. Borrowing costs have risen due to the continued growth of the Company and higher interest rates on the Company’s borrowings due to increased market interest rates. The Federal Reserve increased its targeted fed funds rate eight times for a total of 2.0% during 2005 and a total of thirteen times or 3.25% since June 2004. These increases have increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities and created a higher interest rate environment in which to issue term note securitizations.

Interest expense as a percentage of weighted average borrowings was 4.24% for the year ended December 31, 2005 compared to 3.86% for the year ended December 31, 2004. The average balance for our warehouse facilities was $58.2 million for the year ended December 31, 2005 compared to $69.4 million for the year ended December 31, 2004. The average borrowing costs for our warehouse facilities was 4.13% for the year ended December 31, 2005 compared to 2.13% for year ended December 31, 2004 reflecting the higher interest rate environment. (See Liquidity and Capital Resources in this Item 7).

Interest costs on our August 2005 issued term securitization borrowing increased over those issued in 2003 and 2004 due to the rising interest rate environment. For the year ended December 31, 2005, average term securitization borrowings outstanding were $432.9 million at a weighted average coupon of 3.79% compared with $362.3 million at a weighted average coupon of 3.63% for the year ended December 31, 2004. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. In July 2004 we issued $304.6 million in term securitizations with an approximate average total interest expense of 4.24% over the term of the borrowing. Our term securitizations include multiple classes of fixed rate notes with the shorter term, lower coupon classes amortizing (maturing) faster then the longer term higher coupon classes. This causes the blended interest expenses related to these borrowings to change and generally increase over the term of the borrowing.

On August 15, 2005 we elected to exercise our call option and pay off our 2002-1 term securitization when the remaining note balances outstanding were $26.5 million at a coupon rate of approximately 4.40%. On August 15, 2004 we exercised our call option and paid off our 2001-1 term securitization when the remaining note balances outstanding were $16.3 million at a coupon of approximately 6.00%.

Insurance and other income.  Insurance and other income increased $300,000 to $4.7 million for the year ended December 31, 2005 from $4.4 million for the year ended December 31, 2004. The increase is primarily related to higher net insurance income earned in 2005. During the fourth quarter of 2005, we expensed approximately $190,000 in insurance claims from the Gulf States region of the USA attributed to the effects of Hurricane Katrina.

Salaries and benefits expense.  Salaries and benefits expense increased $3.7 million, or 25.8%, to $18.2 million for the year ended December 31, 2005 from $14.4 million for the year ended December 31, 2004. The increase in compensation expense is attributable to personnel growth and merit and bonus payment increases. Total personnel increased to 296 at December 31, 2005 from 273 at December 31, 2004. In 2005, sales compensation increased $1.9 million related to additional hiring of sales account executives and higher commissions paid. In addition, collection and operations salaries increased $502,000 related principally to additional personnel associated with growth in the lease portfolio. In 2005, management and support department compensation increased $1.3 million including an increase of $496,000 related to accrued incentive bonuses and $187,000 related to compensation of officers hired for Marlin Business Bank (in organization).

General and administrative expense.  General and administrative expenses increased $1.8 million, or 18.3%, to $11.9 million for the year ended December 31, 2005 from $10.1 million for the year ended December 31, 2004. The increase in general and administrative expenses was due primarily to an increase in occupancy expenses of $666,000 and increased depreciation expenses of $204,000 primarily related to the move of our executive offices to a new and larger facility in December 2004. Other increases included legal, audit and other professional fees of $505,000 of which $166,000 were associated with shelf registration statements filed with the SEC on behalf of certain shareholders and the Company. Additionally, we spent more on credit bureaus, property tax administration, data processing and postage as a result of increased lease originations and our overall growth. We also recognized $142,000 of general and administrative expenses related to the founding of Marlin Business Bank (in organization). General and administrative expense, as a percentage of the average net investment in DFL, increased 2 basis points to 2.27% for the year ended December 31, 2005 from 2.25% for the year ended December 31, 2004.

Financing related costs.  Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to limit our exposure to possible increases in interest rates. Financing related costs decreased $500,000 to $1.6 million for the year period ended December 31, 2005 from $2.1 million for the year ended December 31, 2004. The decrease was due principally to lower costs associated with mark to market adjustments for derivative contracts in the period. Mark to market adjustments were a net gain of $3,000 for the year ended December 31, 2005 compared with net loss of $528,000 for the year ended December 31, 2004. Commitment fees were $1.6 million for the year ended December 31, 2005 compared with $1.5 for the year ended December 31, 2004.

Provision for credit losses.  The provision for credit losses increased $900,000, or 9.4%, to $10.9 million for the year ended December 31, 2005 from $10.0 million for the year ended December 31, 2004. In general, we experienced positive trends in credit quality for the year ended December 31, 2005 with lower annualized net charge-offs and lower year-end delinquency levels than for the year ended December 31, 2004. Net charge-offs were $9.1 million for the year ended December 31, 2005 and $8.9 million for the year ended December 31, 2004. Net charge-offs as a percentage of average net investment in leases decreased to 1.74% in 2005 from 1.99% in 2004.

We generally expect net charge-offs to approximate 2.00% of average net investment in leases. The 2005 provision for credit losses included a $1.25 million estimate made during the third quarter for expected losses from the areas hardest hit by Hurricane Katrina. This additional reserve was initially estimated based on our total estimated exposure of $4.8 million in net investment in direct financing leases in the most affected areas at the time. Through December 31, 2005, we have yet to experience any significant charge-offs related to Hurricane Katrina. However, we have restructured approximately $1.0 million in net investment in leases in the Gulf States region by deferring payments on such leases generally until January 2006. We continue to monitor this portion of our portfolio as a specifically identified segment outside of our normal migration analysis.

Provision for income taxes.  The provision for income taxes increased to $10.6 million for the year ended December 31, 2005 from $8.9 million for the year ended December 31, 2004. The increase in tax expense is primarily attributed to the increase in pretax income. Our effective tax rate, which is a combination of federal and state income tax rates, was 39.5% for the year ended December 31, 2005 compared to 39.8% for the year ended December 31, 2004. We anticipate our effective tax rate in future years to approximate our 2005 effective tax rate.

Comparison of the Years Ended December 31, 2004 and 2003

Net income.  Net income increased $10.7 million to $13.5 million for the year ended December 31, 2004 from $2.8 million for the year ended December 31, 2003. Net income for 2003 was significantly impacted by recognition of $5.7 million of expense relating to mark to market accounting of the fair value of warrants outstanding. The warrants were exercised in conjunction with our IPO transaction in November 2003 and are no longer outstanding. Excluding the impact of the change in fair value of warrants, 2004 net income of $13.5 million was an increase of $5.0 million, or 58.8%, compared to pro forma net income of $8.5 million for the year 2003. The increased earnings in 2004 were primarily the result of growth and improved net interest and fee margins in our core leasing business. In 2004 we benefited from lower borrowing costs primarily due to a generally low interest rate environment and successful completion of our first “AAA” rated term securitization in July 2004. Previous term transactions were issued with lower credit ratings. Interest expense was also lower in 2004 as borrowings were reduced due to our higher levels of capital following our IPO in November 2003.

For the year ended December 31, 2004, we generated 31,818 new leases at a cost of $272.2 million compared to 30,258 new leases at a cost of $242.3 million for the year ended December 31, 2003. Overall, the net investment in direct financing leases grew 16.8%, to $489.7 million at December 31, 2004 from $419.2 million at December 31, 2003.

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)

Interest income	$57,707	$47,624
Fee income	13,461	8,779

Interest and fee income	71,168	56,403
Interest expense	16,675	18,069

Net interest and fee income	$54,493	$38,334

Average net investment in direct financing leases(1)	$446,965	$363,853
Percent of average net investment in direct financing leases:
Interest income	12.91%	13.09%
Fee income	3.01	2.41

Interest and fee income	15.92	15.50
Interest expense	3.73	4.97

Net interest and fee margin	12.19%	10.53%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.

Net interest and fee margin.  Net interest and fee income increased $16.2 million, or 42.3%, to $54.5 million for the year ended December 31, 2004 from $38.3 million for the year ended December 31, 2003. The increase in the net interest and fee margin represents an increase of 166 basis points to 12.19% for the year ended December 31, 2004 from 10.53% for the same period in 2003.

Interest income, net of amortized initial direct costs and fees, increased $10.1 million, or 21.2%, to $57.7 million for the year ended December 31, 2004 from $47.6 million for the year ended December 31, 2003. The increase is primarily due to a 22.8% growth in average net investment in direct financing leases (“DFL”) which increased $83.1 million to $447.0 million for the year ended December 31, 2004 from $363.9 million for the year ended December 31, 2003. Interest rates were generally low in 2004. Our interest income yield on our lease portfolio declined by 18 basis points to 12.91% as older higher yielding leases amortized and implicit yields on new leases originated fell in 2004. The weighted average implicit interest rate on new leases originated was 13.82% for the year ended December 31, 2004 compared to 14.01% for the year ended December 31, 2003.

Fee income increased $4.7 million, or 53.4%, to $13.5 million for the year ended December 31, 2004 from $8.8 million for the year ended December 31, 2003. All major components of fee income contributed to the increase in the 2004 period consistent with the continued growth and seasoning of our lease portfolio. Fee income as a percentage of average net investment in DFL, increased 60 basis points to 3.01% for the year ended December 31, 2004 from 2.41% for the year ended December 31, 2003. The increase is primarily due to higher net residual income including income from lease extensions as more leases where we retain a residual interest reach end of term. As a percentage of average net investment in DFL, net residual income was 1.05% for the year ended December 31, 2004 compared to 0.56% for the year ended December 31, 2003. Fees for delinquent lease payments (late charges), which were the largest component of fee income, was 1.69% as a percentage of average net investment in DFL for the year ended December 31, 2004 compared to 1.63% for the year ended December 31, 2003.

Interest expense decreased $1.4 million to $16.7 million for the year period ended December 31, 2004 from $18.1 million for the year ended December 31, 2003. Interest expense, as a percentage of the average net investment in DFL, decreased 124 basis points to 3.73% annualized for the year period ended December 31, 2004 from 4.97% annualized for the year ended December 31, 2003. Lower borrowing costs have resulted from a generally low interest rate environment in both 2004 and 2003 and from higher capitalization levels in 2004 primarily resulting from our IPO. For the year ended December 31, 2004 average warehouse funding was $69.4 million or 15.5% of average investment in DFL compared with $70.8 million and 19.5% of average investment in DFL for the year ended December 31, 2003. The weighted average coupon expense on warehouse funding was 2.13% for the year ended December 31, 2004 compared to 2.42% for the year ended December 31, 2003.

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

Insurance and other income.  Insurance and other income increased $1.0 million to $4.4 million for the year ended December 31, 2004 from $3.4 million for the year ended December 31, 2003. The increase is primarily related to higher insurance income of $775,000 related to a 24.1% increase in the number of insured accounts.

Salaries and benefits expense.  Salaries and benefits expense increased $4.1 million, or 39.8%, to $14.4 million for the year ended December 31, 2004 from $10.3 million for the year ended December 31, 2003. The increase in compensation expense is attributable to personnel growth and merit and bonus payment increases. Total personnel increased to 273 at December 31, 2004 from 237 at December 31, 2003. In 2004, sales compensation increased $2.2 million related to additional hiring of sales account executives. In addition, collection and operations salaries increased $508,000 related to additional personnel associated with growth in the lease portfolio. In 2004, management and support department compensation increased $1.5 million related to additional personnel and $652,000 of the increase related to accrued incentive bonuses.

General and administrative expense.  General and administrative expenses increased $2.4 million, or 31.2%, to $10.1 million for the year ended December 31, 2004 from $7.7 million for the year ended December 31, 2003. The increase in general and administrative expenses was due primarily to an increase in insurance costs of $571,000 relating to higher Directors and Officers Insurance costs and increased credit bureau charges of $244,000. Other increases included audit and professional fees of $279,000 for the incremental costs associated with being a public company and Sarbanes-Oxley compliance, investor relations expense of $151,000, franchise tax expense of $151,000 and occupancy expense of $223,000 due to the incremental costs of our new Chicago office which opened in January 2004 and expansion of our Denver and Atlanta offices. We also incurred $221,000 in non-recurring expense in 2004 associated with the relocation of our New Jersey office. Additionally, we spent more on recruiting and training, bank processing fees, data processing and postage as a result of increased lease originations and our overall growth.

Financing related costs.  Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to limit our exposure to possible increases in interest rates. Financing related costs increased $451,000 to $2.1 million for the year period ended December 31, 2004 from $1.6 million for the year ended December 31, 2003. The increase was due principally to higher costs associated with mark to market adjustments for derivative contracts in the period. Mark to market adjustments of $528,000 were recorded on derivatives for the year ended December 31, 2004 compared with $199,000 for the year ended December 31, 2003. Commitment fees were $1.5 million for the year ended December 31, 2004 compared with $1.4 for the year ended December 31, 2003.

Change in fair value of warrants.  Warrants issued in connection with subordinated debt increased in value $5.7 million during 2003. This non-cash expense increased primarily as a result of the increase in the estimated fair market value of our common stock used in valuing our warrants. As part of our reorganization undertaken in November 2003, all outstanding warrants were exercised on a net issuance basis for common stock. Accordingly, this expense has not continued beyond fiscal year 2003.

Provision for credit losses.  The provision for credit losses increased $2.0 million, or 25.0%, to $10.0 million for the year ended December 31, 2004 from $8.0 million for the year ended December 31, 2003. The increase in our provision for credit losses was a result of growth of our lease portfolio and the corresponding proportional growth in net charge-offs. Net charge-offs were $8.9 million for the period ended December 31, 2004 and $6.9 million for the year ended December 31, 2003. Net charge-offs as a percentage of average net investment in leases increased to 1.99% in 2004 from 1.90% in 2003.

Provision for income taxes.  The provision for income taxes increased to $8.9 million for the year ended December 31, 2004 from $5.6 million for the year ended December 31, 2003. The increase in tax expense is primarily attributed to the increase in pretax income. Our effective tax rate, which is a combination of federal and state income tax rates, was 39.8% for the year ended December 31, 2004 compared to 66.3% for the year ended December 31, 2003. The effective tax rate in 2003 was heavily impacted by the expense associated with the changes in fair value of warrants which is a non-deductible expense.

Earnings per common share

In conjunction with our November 2003 reorganization and IPO, warrants were exercised and convertible preferred stock converted, and our capital structure simplified into one class of common stock outstanding. The number of common shares issued as a result of these conversions was 5.86 million, or approximately 52% of total common shares outstanding following the IPO. Because of the significant impact on share count and the related impact on operations from warrant valuations and preferred dividends, we believe a pro forma analysis of diluted EPS for the year 2003 provides a more meaningful basis to evaluate performance of the Company over the past three fiscal years. The following analysis reconciles 2003 EPS calculations on a GAAP basis to pro forma EPS which assumes the exercise of the of warrants and the conversion of the convertible preferred stock as of the beginning of the periods reported and adds back warrant expenses and preferred dividends (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003

Net income attributable to common stockholders	$16,248	$13,459	$841
Weighted average common shares outstanding (used for basic EPS)	11,552	11,330	3,002
Effect of dilutive securities:
Stock options and restricted stock	435	400	339

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)	11,986	11,730	3,341

Net earnings per common share (GAAP):
Basic	$1.41	$1.19	$0.28
Diluted	$1.36	$1.15	$0.25
Pro forma 2003 earnings per share:
Adjusted net earnings used for diluted EPS			$841
Change in fair value of warrants			5,723
Preferred Stock Dividends			2,006	(1)

Adjusted net earnings			$8,570

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)			3,341
Effect of warrants			605
Effect of Preferred Stock			4,454	(1)

Pro forma weighted average shares used for diluted EPS			8,400

Pro forma diluted EPS			$1.02

(1)	The effects of convertible preferred stock in 2003 were deemed anti-dilutive and, therefore, not considered in 2003 GAAP diluted EPS calculations.

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

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Average net investment in direct financing leases	$523,948	$446,965	$363,853
Salaries and benefits expense	18,173	14,447	10,273
General and administrative expense	11,908	10,063	7,745
Efficiency ratio	43.36%	41.63%	43.15%
Percent of average net investment in leases:
Salaries and benefits	3.47%	3.23%	2.82%
General and administrative	2.27%	2.25%	2.13%

Key growth indicators management evaluates regularly are sales account executive staffing levels and the activity of our origination sources, which are shown below.

	As of or For the Year Ended December 31,
	2005	2004	2003	2002	2001

Number of sales account executives	103	100	84	67	50
Number of originating sources(1)	1,295	1,244	1,147	929	815

(1)	Monthly average of origination sources generating lease volume.

Residual Performance

Our leases offer our end user customers the option to own the purchased equipment at lease expiration. Based on the minimum lease payments receivable as of December 31, 2005, approximately 69% of our leases were one dollar purchase option leases, 23% were fair market value leases and 8% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of December 31, 2005, there were $44.3 million of residual assets retained on our balance sheet of which $30.3 million or 67.6% were related to copiers. As of December 31, 2004, there were $41.1 million of residual assets retained on our balance sheet of which $25.6 million or 60.4% were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2005 and 2004, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Our leases generally include automatic renewal provisions and many leases continue beyond their initial term. We consider renewal income a component of residual performance. For the years ended December 31, 2005, 2004, and 2003 renewal income, net of depreciation amounted to $6.1 million, $4.5 million, and $2.5 million and net gains (losses) on residual values disposed at end of term amounted to $(41,000), $158,000, and ($443,000) respectively. The increase in net residual income is generally consistent with past customer behavior in electing renewal options, the growth in our lease portfolio and an increased number of leases where we retain a residual interests reaching end of term.

Asset Quality

The chart below provides our asset quality statistics for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$6,062	$5,016	$3,965
Provision for credit losses	10,886	9,953	7,965
Charge-offs, net	(9,135)	(8,907)	(6,914)

Allowance for credit losses, end of period	$7,813	$6,062	$5,016

Net charge-offs to average net investment in direct financing leases(1)	1.74%	1.99%	1.90%
Allowance for credit losses to net investment in direct financing leases(1)	1.39%	1.26%	1.23%
Average net investment in direct financing leases(1)	$523,948	$446,965	$363,853
Net investment in direct financing leases, end of period(1)	$562,039	479,767	409,451
Delinquencies 60 days or more past due(2)	0.61%	0.78%	0.74%
Allowance for credit losses to delinquent accounts 60 days or more past due	192.3%	136.13%	138.22%
Non-accrual accounts	$2,017	$1,944	$1,504
Restructured accounts	$4,140	$2,896	$2,056

(1)	Net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred.

(2)	Calculated as a percentage of minimum lease payments receivable.

We generally expect net charge-offs to approximate 2.00% of average net investment in leases. Net charge-offs in 2005 were 1.74% and below our 2.00% expectation we believe principally due to continued refinement of our credit underwriting and monitoring of our lease portfolio. Also, general economic conditions in the USA have remained favorable as reflected by the Federal Reserve’s actions to increase interest rates.

In the third quarter of 2005 we booked additional reserves for expected credit losses of $1.25 million based on our assessment of information available at the time on our lease portfolio’s exposure to those areas most impacted by Hurricane Katrina in late August 2005. Marlin estimates that it had approximately $4.8 million in net investment in leases outstanding in the areas most affected by Hurricane Katrina. During the fourth quarter 2005 we charged off approximately $51,000 and restructured approximately $1.0 million of these accounts by deferring lessee payments generally until January 2006. The longer term impact of this storm on the economy in the Gulf States Region and our customers remains uncertain. The additional Hurricane Katrina reserve was the primary cause of the increase in the allowance for credit losses as a percentage of net investment in leases to increase to 1.39% at December 31, 2005 from 1.26% at December 31, 2004.

Delinquent accounts 60 days or more past due as a percentage of minimum lease payments receivable declined to 0.61% at December 31, 2005 from 0.78% at December 31, 2004. Our usual experience and expectation is for slightly higher delinquency rates as of year-end as we believe our lessees tend to adjust their payment patterns around the year-end. We also expected higher delinquency rates in the fourth quarter of 2005 attributed to Hurricane Katrina and its impact on our lessees in the Gulf States region. We restructured many accounts in the Katrina affected areas by deferring payments until January 2006 and, therefore, these accounts did not contribute to delinquency rates as of year end. We continue to monitor this portion of our portfolio as a specifically identified segment outside of our normal migration analysis.

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

New lease originations are generally funded in the short-term with cash from operations or through borrowings under our revolving bank facility or our CP conduit warehouse facilities. Our current plans assume the execution of a term note securitization approximately once a year to refinance and relieve the bank and CP conduit warehouse facilities. As of December 31, 2005 we had no borrowings outstanding under our bank and CP conduit warehouse facilities and, therefore, we had approximately $265.0 million of available borrowing capacity through these facilities in addition to available cash and cash equivalents of $34.5 million.

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

Net cash provided by financing activities was $81.6 million, $39.2 million and $94.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We used cash in investing activities of $103.3 million, $89.5 million and $95.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Investing activities primarily relate to lease origination activity.

Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $40.1 million, $36.9 million and $24.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We expect cash from operations, additional borrowings on existing and future credit facilities and, the completion of additional on-balance sheet term note securitizations to be adequate to support our operations and projected growth.

Cash and Cash Equivalents.  Our objective is to maintain a low cash balance, investing any free cash in leases. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. We had available cash and cash equivalents of $34.5 million at December 31, 2005 and $16.1 million at December 31, 2004.

Restricted Cash.  We had $47.8 million of restricted cash as of December 31, 2005 compared to $37.3 million at December 31, 2004. Restricted cash consists primarily of the cash reserves and advance payment accounts related to our term note securitizations.

Borrowings.  Our aggregate outstanding secured borrowings amounted to $516.8 million at December 31, 2005 and $434.7 million at December 31, 2004. At December 31, 2005, our external financing sources, maximum facility amounts, amounts outstanding and unused available commitments, subject to certain minimum equity restrictions and other covenants and conditions, are summarized below:

	For the 12 Months Ended December 31, 2005
		Maximum			As of December 31, 2005
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)

Revolving bank facility(1)	$40,000	$4,356	$1,357	6.18%	$—	—%	$40,000
CP conduit warehouse facilities(1)	$225,000	167,734	56,863	4.08	—	—	225,000
Term note securitizations(2)	—	602,344	432,932	3.79	516,849	4.02	—

	$265,000		$491,152	3.83%	$516,849	4.02%	$265,000

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts. As of December 31, 2005, we had completed seven on-balance-sheet term note securitizations and repaid four in their entirety.

Revolving bank facility.  Our revolving bank facility totals $40.0 million from four financial institutions. It is secured by leases that meet specified eligibility criteria. Our revolving bank facility provides temporary funding pending the accumulation of sufficient pools of leases for financing through a CP conduit warehouse facility or an on-balance-sheet term note securitization. Funding under this facility is based on a borrowing base formula and factors in an assumed discount rate and advance rate against the pledged leases. Our weighted average outstanding borrowings under this facility were $1.4 million for the year ended December 31, 2005 compared to $5.7 million for the year ended December 31, 2004. We incurred interest expense under this facility of $84,000 for the year ended December 31, 2005 compared to $197,000 for the year ended December 31, 2004. This facility expires on August 31, 2007. As of December 31, 2005 and December 31, 2004, there were no borrowings outstanding under the revolving bank facility.

CP conduit warehouse facilities.  We have two CP conduit warehouse facilities that allow us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transfer pools of leases and interests in the related equipment to special purpose, bankruptcy remote subsidiaries. These special purpose entities in turn pledge their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issues commercial paper to investors. Borrowings under these facilities are based on borrowing base formulas and assumed discount rates and advance rates against the pledged collateral combined with specific portfolio concentration criteria. These facilities are also credit enhanced through third party financial guarantor’s insurance policies. Interest expense on these facilities is generally charged based on floating commercial paper rates. These financing arrangements have minimum annual fee requirements based on anticipated usage of the facilities.

00-A Warehouse Facility — This facility totals $125 million and expires in October 2006. For the year ended December 31, 2005 and the year ended December 31, 2004, the weighted average interest rates were 3.74% and 1.71%, respectively. As of December 31, 2005 and December 31, 2004, there were no borrowings outstanding under this facility.

02-A Warehouse Facility — This facility totals $100 million and expires in April 2006. For the year ended December 31, 2005 and year ended December 31, 2004, the weighted average interest rate was 4.29% and 2.29%, respectively. There was $0 outstanding under this facility at December 31, 2005 and $12.0 million at December 31, 2004.

Term note securitizations.  Since our founding through December 31, 2005, we have completed seven on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations.

As of December 31, 2005, $501.7 million of our net investment in direct financing leases was pledged to our term note securitizations. Each of our outstanding term note securitizations is summarized below:

		Outstanding	Scheduled
	Notes Originally	Balance as of	Maturity	Original
	Issued	December 31, 2005	Date	Coupon Rate
	(Dollars in thousands)

2003 — 1
Class A	$197,290	$50,473	May 2008	2.90%
Class B	14,262	3,842	February 2009	5.07
Class C	5,600	$1,955	May 2010	8.10

	$217,152	$56,270		3.18	%(1)

2004 — 1
Class A-1	$89,000	$—	August 2005	2.04	%(2)
Class A-2	60,000	18,547	January 2007	2.91	(2)
Class A-3	24,000	24,000	June 2007	3.36
Class A-4	61,574	61,574	May 2011	3.88	(2)
Class B	49,684	36,443	May 2011	4.35
Class C	20,362	14,935	May 2011	5.47

	$304,620	$155,499		3.29	%(1)

		Outstanding	Scheduled
	Notes Originally	Balance as of	Maturity	Original
	Issued	December 31, 2005	Date	Coupon Rate
	(Dollars in thousands)

2005 — 1
Class A-1	$92,000	$56,520	August 2005	4.05%
Class A-2	73,500	73,500	January 2007	4.49
Class A-3	50,000	50,000	June 2007	4.63
Class A-4	46,749	46,749	May 2011	4.75
Class B	55,546	55,546	May 2011	5.09
Class C	22,765	22,765	May 2011	5.67

	$340,560	$305,080		4.60	%(1)(3)

Total Term Note Securitizations		$516,849

(1)	Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term securitizations also have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	Original coupon rate represents fixed rate coupon payable on interest rate swap agreement. Certain classes of the 2004 term note securitization were issued at variable rates to investors with the Company simultaneously entering interest rate swap agreements to convert the borrowings to a fixed interest cost. For the weighted average term of the 2004-1 term note securitization, the weighted average coupon rate will approximate 3.81%.

(3)	The weighted average coupon rate of the 2005-1 term note securitization will approximate 4.81% over the term of the borrowing.

Financial Covenants

All of our secured borrowing arrangements have financial covenants we must comply with in order to obtain funding through the facilities and to avoid an event of default. The revolving bank facility and CP conduit warehouse facilities also contain cross default provisions such that an event of default on any facility would be considered an event of default under the others, in essence simultaneously restricting our ability to access either of these critical sources of funding. A default by any of our term note securitizations is also considered an event of default under the revolving bank facility and CP conduit warehouse facilities. Some of the critical financial covenants under our borrowing arrangements as of December 31, 2005 include:

•	Tangible net worth of not less than $70.0 million;

•	Debt to equity ratio of not more than 10-to-1;

•	Fixed charge coverage ratio of not less than 1.15-to-1; and

•	Interest coverage ratio of not less than 3.25-to-1.

As of December 31, 2005 we believe we were in compliance with all covenants in our borrowing relationships.

Contractual Obligations

In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of December 31, 2005 were as follows:

	Contractual Obligations as of December 31, 2005
			Operating	Leased	Capital
	Borrowings	Interest	Leases	Facilities	Leases	Total
	(Dollars in thousands)

2006	$222,760	$18,073	$59	$1,635	$100	$242,627
2007	155,176	9,913	14	1,600	74	166,777
2008	88,064	4,396	3	1,417	35	93,915
2009	39,611	1,454	—	1,280	—	42,345
2010	11,130	201	—	1,281	—	12,612
Thereafter	108	2	—	2,898	—	3,008

Total	$516,849	$34,039	$76	$10,111	$209	$561,284

Market Interest Rate Risk and Sensitivity

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable rate warehouse facilities and working capital. Our mix of fixed and variable rate borrowings and our exposure to interest rate risk changes over time. During 2005, the mix of variable rate borrowings has ranged from zero to 36% of total borrowings and averaged 13%. Our highest exposure to variable rate borrowings generally occurs just prior to the issuance of a term note securitization.

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

We use interest rate swaps to reduce our exposure to changing market interest rates prior to issuing a term note securitization. In this scenario we enter into forward starting swap agreements to coincide with the forecasted pricing date of our next term note securitization. The value of this derivative contract moves directly with interest rates and our intention is to close these derivative contracts simultaneous with the pricing of our next term securitization and amortize the resulting gain or loss to interest expense over the term of our forecasted securitization. We may choose to hedge all or a portion of a forecasted transaction. In June and September 2005, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $225.0 million to commence in September 2006 related to its forecasted 2006 term note securitization transaction. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $2.3 million. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $1.4 million, net of tax, as of December 31, 2005. The Company expects to terminate these agreements simultaneously with the pricing of its 2006 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.

In October and December 2004, the Company had entered into similar forward starting interest rate swap agreements with total underlying notional amounts of $250.0 million to commence in August 2005 related to our 2005 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2005 term securitization issued on August 11, 2005 and is amortizing the realized gains of $3.2 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $1.5 million, net of tax, as of December 31, 2005. During the year ended December 31, 2005, the Company amortized $687,000 of deferred gains to lower interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify approximately $803,000, net of tax, into earnings over the next twelve months.

We issued a term note securitization on July 22, 2004 where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. As of December 31, 2005, we had interest rate swap agreements related to these transactions with underlying notional amounts of $80.1 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $1.1 million and $71,000 as of December 31, 2005 and December 31, 2004, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $652,000 and $43,000, net of tax, as of December 31, 2005 and December 31, 2004, respectively. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the year ended December 31, 2005.

During the year ended December 31, 2005, the Company recognized a net gain of $70,000 in other financing related costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. During the year ended December 31, 2004, the Company recognized a net loss of $89,000 in other financing related costs related to similar interest rate swaps that were terminated or did not qualify for hedge accounting. As of December 31, 2005, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $512,000. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at a fair value of $76,000. These derivative contracts also related to the 2004 term securitization and are intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in our warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $103,000 and $73,000 as of December 31, 2005 and December 31, 2004, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of December 31, 2005 and December 31, 2004 was $155.1 million and $133.9 million, respectively. The Company also sells interest rate caps to generate premium revenues to partially offset the premium cost of purchasing its required interest rate caps. As of December 31, 2005, the notional amount of interest-rate cap sold agreements totaled $64.6 million. The fair value of interest-rate caps sold is recorded in other liabilities at $81,000 as of December 31, 2005. There were no similar outstanding sold rate cap agreements at December 31, 2004.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations. For debt obligations, the table presents the expected principal cash flows and the related weighted average interest rates as of December 31, 2005 expected as of and for each year ended through December 31, 2010 and for periods thereafter.

	Expected Maturity Date by Calendar Year
						Total
					2010 &	Carrying
	2006	2007	2008	2009	There After	Amount
			(Dollars in thousands)

Debt:
Fixed rate debt	$222,760	$155,176	$88,064	$39,611	$11,238	$516,849
Average fixed rate	4.04%	4.15%	4.26%	4.71%	4.94%	4.18%
Variable rate debt	$—	$—	$—	$—	$—	$—
Average variable rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Interest rate caps purchased:
Beginning notional balance	$155,073	$102,794	$51,911	$10,269	$1,515	$155,073
Ending notional balance	102,794	51,911	10,269	1,515	—	$—
Average receive rate	6.16%	6.11%	6.06%	6.01%	6.00%	6.13%
Interest rate caps sold:
Beginning notional balance	$64,619	$54,726	$39,750	$8,777	$1,512	$64,619
Ending notional balance	54,726	39,750	8,777	1,512	—	$—
Average pay rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Interest rate swaps:
Beginning notional balance	$79,608	$49,790	$3,248	$—	$—	$166,188
Ending notional balance	49,790	3,248	—	—	—	$—
Average pay rate	3.85%	3.88%	—	—	—	3.86%
Forward starting interest rate swaps:
Beginning notional balance	$225,000	$—	$—	$—	$—	$225,000
Ending notional balance	—	—	—	—	—	$—
Average pay rate	4.13%	—	—	—	—	4.13%

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

For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the twelve month period ended December 31, 2005 would have been to reduce net interest and fee income by approximately $582,000 based on our average variable rate warehouse borrowings of approximately $58.2 million for the year then ended, excluding the effects of derivatives, taxes and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.

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

Selected Quarterly Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)

Year ended December 31, 2005
Interest income	$15,714	$16,389	$17,490	$17,979
Fee income	4,448	4,586	4,225	4,699
Revenue	21,333	22,192	22,877	23,809
Income tax expense	2,580	2,874	2,299	2,854
Net income	3,949	4,484	3,444	4,370
Basic earnings per share	0.34	0.39	0.30	0.38
Diluted earnings per share	0.33	0.38	0.29	0.36
Net investment in direct financing leases	510,700	537,497	557,870	572,581
Total assets	580,554	601,591	732,933	670,989
Deferred tax liability	21,804	23,352	26,674	25,362
Total liabilities	483,603	500,288	625,462	558,380
Retained earnings	19,512	23,997	27,440	31,811
Total stockholders’ equity	96,951	101,303	107,471	112,609
Year ended December 31, 2004
Interest income	$13,403	$14,120	$14,901	$15,283
Fee income	2,810	3,206	3,466	3,979
Revenue	17,298	18,332	19,519	20,402
Income tax expense	1,987	2,230	2,213	2,468
Net income	3,045	3,411	3,395	3,608
Basic earnings per share	0.27	0.30	0.30	0.32
Diluted earnings per share	0.26	0.29	0.29	0.31
Net investment in direct financing leases	437,688	458,990	477,038	489,678
Total assets	493,787	514,034	590,950	554,693
Deferred tax liability	11,714	13,427	15,112	18,110
Total liabilities	416,479	432,055	505,546	464,343
Retained earnings	5,150	8,561	11,956	15,563
Total stockholders’ equity	77,307	81,978	85,404	90,350

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123R Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (not later than January 1, 2006 for calendar-year-end companies). All public companies must use either the modified prospective or the modified retrospective transition method. The Company plans to use the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123R and expensed as the awards vest based on their grant date fair value. Accordingly, the Company will adopt this rule in the first quarter of 2006 and anticipates recognizing approximately $731,000 of pre-tax expense for the vesting of previously issued stock options in 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the accounting for and reporting of a voluntary change in accounting principle and replaces APB Opinion No. 20 and SFAS No. 3. Under Opinion No. 20, most changes in accounting principle were reported in the income statement of the period of change as a cumulative adjustment. However, under SFAS No. 154, a voluntary change in accounting principle must be shown retrospectively in the financial statements, if practicable, for all periods presented. In cases where retrospective application is impracticable, an adjustment to the assets and liabilities and a corresponding adjustment to retained earnings can be made as of the beginning of the earliest period for which retrospective application is practicable rather than being reported in the income statement. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” an amendment of SFAS No. 133 and No. 140. This Statement, which becomes effective for fiscal years beginning after September 15, 2006, addresses certain beneficial interests in securitized financial assets. Because of the recent issuance of this Statement and, given that adoption of SFAS 155 is not required until fiscal year 2007, the Company has not completed its initial assessment of the impact, if any, this Statement may have on its consolidated financial statements.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

Management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting included herein.

March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Marlin Business Services Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 2, 2006 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, PA
March 2, 2006

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Marlin Business Services Corporation and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company at as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania
March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the Company) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marlin Business Services Corp. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Marlin Business Services Corp. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005, not included herein, KPMG LLP expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of, internal controls over financial reporting.

Philadelphia, PA
March 11, 2005

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except per share amounts)

ASSETS
Cash and cash equivalents	$34,472	$16,092
Restricted cash	47,786	37,331
Net investment in direct financing leases	572,581	489,678
Property and equipment, net	3,776	3,555
Fair value of cash flow hedges	3,383	618
Other assets	8,991	7,419

Total assets	$670,989	$554,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving and term secured borrowings	$516,849	$434,670
Other liabilities:
Sales and property taxes payable	7,702	4,856
Accounts payable and accrued expenses	8,467	6,707
Deferred income tax liability	25,362	18,110

Total liabilities	558,380	464,343
Commitments and contingencies (note 8)
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,755 and 11,528 shares issued and outstanding, respectively	117	115
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	78,781	75,732
Stock subscription receivable	(25)	(54)
Deferred compensation	(1,595)	(1,380)
Other comprehensive income	3,520	374
Retained earnings	31,811	15,563

Total stockholders’ equity	112,609	90,350

Total liabilities and stockholders’ equity	$670,989	$554,693

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share amounts)

Interest income	$67,572	$57,707	$47,624
Fee income	17,957	13,461	8,779

Interest and fee income	85,529	71,168	56,403
Interest expense	20,835	16,675	18,069

Net interest and fee income	64,694	54,493	38,334
Provision for credit losses	10,886	9,953	7,965

Net interest and fee income after provision for credit losses	53,808	44,540	30,369
Insurance and other income	4,682	4,383	3,423

	58,490	48,923	33,792
Salaries and benefits	18,173	14,447	10,273
General and administrative	11,908	10,063	7,745
Financing related costs	1,554	2,055	1,604
Change in fair value of warrants	—	—	5,723

Income before income taxes	26,855	22,358	8,447
Income taxes	10,607	8,899	5,600

Net income	16,248	13,459	2,847
Preferred stock dividends	—	—	2,006

Net income attributable to common stockholders	$16,248	$13,459	$841

Basic earnings per share:	$1.41	$1.19	$0.28
Diluted earnings per share:	$1.36	$1.15	$0.25
Weighted average shares used in computing basic earnings per share	11,551,589	11,330,132	3,001,754
Weighted average shares used in computing diluted earnings per share	11,986,088	11,729,703	3,340,968

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Stock		Other	Retained	Total
	Common	Stock	Paid-In	Subscription	Deferred	Comprehensive	Earnings	Shareholders
	Shares	Amount	Capital	Receivable	Compensation	Income	(Deficit)	Equity
	(In thousands, except share amounts)

Balance, December 31, 2002	1,623,440	16	1,842	(147)	—	—	1,263	2,974
Issuance of Common Stock, net of issuance costs of $1,599	3,673,317	36	45,307	(189)	—	—	—	45,154
Exercise of stock options	60,655	1	219	—	—	—	—	220
Tax benefit on stock options exercised	—	—	249	—	—	—	—	249
Payment of receivables	—	—	—	123	—	—	—	123
Preferred stock conversion	5,156,152	52	17,099	—	—	—	—	17,151
Warrants conversion	700,046	7	7,138	—	—	—	—	7,145
Deferred compensation related to stock options	—	—	64	—	(64)	—	—	—
Amortization of deferred compensation	—	—	—	—	14	—		14
Preferred Stock dividends	—	—	—	—	—	—	(2,006)	(2,006)
Net income	—	—	—	—	—	—	2,847	2,847

Balance, December 31, 2003	11,213,610	$112	$71,918	$(213)	$(50)	—	$2,104	$73,871
Issuance of Common Stock	39,116	1	522	—	—	—	—	523
Exercise of stock options	147,599	1	437	—	—	—	—	438
Tax benefit on stock options exercised	—	—	834	—	—	—	—	834
Payment of receivables	—	—	—	159	—	—	—	159
Restricted stock grant	127,372	1	2,021	—	(2,022)	—	—	—
Amortization of deferred compensation	—	—	—	—	692	—	—	692
Unrealized gains on cash Flow hedges	—	—	—	—	—	374	—	374
Net income	—	—	—	—	—	—	13,459	13,459

Balance, December 31, 2004	11,527,697	$115	$75,732	$(54)	$(1,380)	$374	$15,563	$90,350
Issuance of Common Stock	19,792	—	356	—	—	—	—	356
Exercise of stock options	147,591	1	594	—	—	—	—	595
Tax benefit on stock options exercised	—	—	972	—	—	—	—	972
Payment of receivables	—	—	—	29	—	—	—	29
Restricted stock grant	60,145	1	1,127	—	(1,295)	—	—	(167)
Amortization of deferred compensation	—	—	—	—	1,080	—	—	1,080
Unrealized gains on cash Flow hedges	—	—	—	—	—	3,146	—	3,146
Net income	—	—	—	—	—	—	16,248	16,248

Balance, December 31, 2005	11,755,225	$117	$78,781	$(25)	$(1,595)	$3,520	$31,811	$112,609

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income	$16,248	$13,459	$2,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,048	3,634	3,076
Provision for credit losses	10,886	9,953	7,965
Amortization of deferred gain on cash flow hedge	(686)	—	—
Loss on fixed assets disposed	—	154	—
Deferred taxes	5,143	8,899	5,600
Change in fair value of warrants	—	—	5,723
Amortization of deferred initial direct costs and fees	11,916	11,869	10,253
Deferred initial direct costs and fees	(14,270)	(13,117)	(12,550)
Effect of changes in other operating items:
Other assets	3,052	(292)	(644)
Accounts payable and accrued expenses	4,274	1,826	2,746

Net cash provided by operating activities	40,083	36,889	24,629

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(318,413)	(272,275)	(242,278)
Principal collections on lease finance receivables	227,575	190,534	148,997
Security deposits collected, net of returns	(598)	2,518	3,909
Acquisitions of property and equipment	(1,457)	(2,518)	(1,076)
Change in restricted cash	(10,455)	(7,727)	(5,233)

Net cash used in investing activities	(103,348)	(89,468)	(95,681)

Cash flows from financing activities:
Issuances of Common stock	385	682	46,876
Stock issuance costs	—	—	(1,599)
Exercise of stock options	595	438	220
Payment of accrued preferred dividends	—	—	(6,025)
Subordinated debt repayment	—	—	(10,000)
Debt issuance costs	(1,514)	(2,556)	(1,495)
Term securitization advances	340,560	304,620	217,152
Term securitization repayments	(246,348)	(203,866)	(151,714)
Secured bank facility advances	50,581	20,420	108,961
Secured bank facility repayments	(50,581)	(24,929)	(125,284)
Warehouse advances	169,005	115,482	167,169
Warehouse repayments	(181,038)	(171,055)	(150,128)

Net cash provided by financing activities	81,645	39,236	94,133

Net increase (decrease) in cash and cash equivalents	18,380	(13,343)	23,081
Cash and cash equivalents, beginning of period	16,092	29,435	6,354

Cash and cash equivalents, end of period	$34,472	$16,092	$29,435

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,101	$14,507	$15,624
Cash paid for income taxes	5,938	—	—
Conversion of Preferred stock to Common stock	—	—	17,151
Conversion of Warrants to Common stock	—	—	7,145

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Residual values reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment. Estimates are based on industry data or management’s experience. Management performs periodic reviews of the estimated residual values recorded and any impairment, if other than temporary, is recognized in the current period.

Yields implicit in the Company’s direct financing leases are fixed at the inception of the lease and generally range from 8% to 20%. Residual values of the equipment under lease generally range from $1 to 15% of the cost of equipment and are based on the type of equipment leased and the lease term.

Allowance for Credit Losses

An allowance for credit losses is maintained at a level that represents management’s best estimate of probable losses based upon an evaluation of known and inherent risks in the Company’s lease portfolio as of the balance sheet date. Management’s evaluation is based upon regular review of the lease portfolio including a migration analysis of delinquent and current accounts that estimates the likelihood that accounts will progress through the various delinquency stages and ultimately be charged off. In addition to the migration analysis, management also considers such factors as the level of recourse provided, if any, delinquencies, historical loss experience, current economic conditions, and other relevant factors. Actual losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are recorded in earnings in the period in which they become known. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

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

Other Assets

Included in other assets on the consolidated balance sheets are transaction costs associated with warehouse facilities and term securitization transactions that are being amortized over the estimated lives of the related warehouse facilities and the term securitization transactions using a method which approximates the interest method. In addition, other assets includes prepaid expenses, accrued fee income and progress payments on equipment purchased to lease.

Other assets are comprised of the following:

	December 31,
	2005	2004

Deferred transaction costs	$2,050	$2,573
Accrued fees receivable	2,012	1,813
Prepaid expenses	1,208	975
Derivative collateral	784	352
Property tax receivables	191	625
Other	2,746	1,081

	$8,991	$7,419

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Securitization

From inception through December 31, 2005, the Company has completed seven term note securitizations of which four have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying consolidated balance sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.

Derivatives

The Company uses derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in its borrowing arrangements. SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities, requires every derivative instrument, including certain derivative instruments embedded in other contracts, to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company records the fair value of derivative contracts based on market value indications supplied by financial institutions who are also counterparty to the derivative contracts.

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

Fee income from delinquent lease payments amounted to $10,124, $7,566 and $5,942 during the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004, and 2003 renewal income, net of depreciation amounted to $6,050, $4,519 and $2,474, and net gains (losses) on residual values amounted to $(41), $158 and ($443), respectively.

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

Initial direct costs and fees

The Company defers initial direct costs incurred and fees received to originate our leases in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The initial direct costs and fees deferred are part of the net investment in direct financing leases and are amortized to interest income using the effective interest method. We defer third party commission costs as well as certain internal costs directly related to the origination activity. The costs include evaluating the prospective lessee’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating lease terms, preparing and processing lease documents and closing the transaction. The fees we defer are documentation fees collected at lease inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease portfolio.

Financing Related Costs

Financing related costs consist of bank commitment fees and the change in fair value of derivative agreements.

Stock-Based Compensation

The Company issues both restricted shares and stock options to certain employees as part of its overall compensation strategy. The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the fair value per share exceeds the exercise price per share at the measurement date, which is generally the grant date. This deferred compensation is recognized over the vesting period.

Under SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense related to stock options granted to employees and directors is computed using option pricing models to determine the fair value of the stock options at the date of grant. The Company has primarily used the Black-Scholes option pricing model to determine fair value of options issued. Pursuant to the disclosure requirements of SFAS No. 123, had compensation

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

expense for stock option grants been determined based upon the fair value at the date of grant, the Company’s net income would have decreased as follows:

	Year Ended December 31,
	2005	2004	2003

Net income, as reported	$16,248	$13,459	$2,847
Add: stock-based employee compensation expense included in net income, net of tax	549	428	8
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(897)	(686)	(41)

Pro forma net income	$15,900	$13,201	$2,814

Earnings per share:
Basic — As reported	$1.41	$1.19	$0.28
Pro forma	1.38	1.17	0.27
Diluted — As reported	$1.36	$1.15	$0.25
Pro forma	1.33	1.13	0.24
Weighted average shares used in computing basic earnings per share	11,551,589	11,330,132	3,001,754
Weighted average shares used in computing diluted earnings per share	11,986,088	11,729,703	3,340,968

For purposes of determining the above disclosure required by SFAS No. 123, the Company determined the fair value of the options on their grant dates. Key assumptions used in the pricing models were as follows:

	December 31,
Weighted Averages:	2005	2004	2003

Risk-free interest rate	3.748%	3.994%	3.929%
Expected life of option grants	5.1 years	8.0 years	7.2 years
Expected dividends	$—	$—	$—
Volatility	35%	35%	35	%(1)

(1)	Prior to the Company going public in November 2003, the Company valued options using the minimum value method which does not require a volatility assumption.

In 2005, the Company issued 119,765 stock options each with an exercise price equal to or greater than the estimated fair market value of the stock at the grant date. The weighted average fair value of stock options issued with an exercise price equal to the market price of the stock at the grant date for the twelve months ended December 31, 2005, was $6.67 per share.

In 2004, the Company issued 207,000 stock options each with an exercise price equal to or greater than the estimated fair market value of the stock at the grant date. The weighted average fair value of stock options issued with an exercise price equal to the market price of the stock at the grant date for the twelve months ended December 31, 2004, was $8.54 per share.

In 2003, the Company issued 153,855 stock options with an exercise price equal to or greater than the estimated fair market value of the stock at the grant date. The weighted average fair value of stock options issued with an exercise price equal to the market price of the stock at the grant date for the twelve months ended December 31, 2003, was $7.31 per share. In 2003, the Company issued 74,900 stock options with an exercise price

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

less than the estimated fair market value of the stock at the grant date. The weighted average fair value of stock options issued with an exercise price less than the market price of the stock at the grant date for the twelve months ended December 31, 2003, was $1.52 per share.

In 2005, the Company issued a total of 84,203 shares of restricted stock of which 72,944 shares were unvested and 4,434 were forfeited at December 31, 2005. The restricted shares cliff vest in 7 or 10 years and are subject to accelerated vesting criteria if performance measures are obtained. The Company recorded deferred compensation of approximately $1,517 based on the fair market value of the Company’s stock price at the time of issuance. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $415 of compensation expense related to this 2005 restricted stock for the year ended December 31, 2005. Restricted stock was issued at a price equal to the market price of the Company’s stock at the grant date and was a weighted average of $18.01 for the twelve months ended December 31, 2005.

In 2004, the Company issued a total of 127,372 shares of restricted stock. The restricted shares cliff vest in 10 years and are subject to accelerated vesting criteria if performance measures are obtained. During 2005, 39,510 of the shares vested and 19,626 were forfeited. The Company recorded deferred compensation of approximately $2.0 million based on the fair market value of the Company’s stock price at the time of issuance. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $481 and $674 of compensation expense related to this restricted stock for the years ended December 31, 2005 and December 31, 2004, respectively. Restricted stock was issued at a price equal to the market price of the Company’s stock at the grant date and was a weighted average of $15.88 for the twelve months ended December 31, 2004.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. The Company plans to use the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123R and expensed as the awards vest based on their grant date fair value. Accordingly, Marlin will adopt this rule in 2006 and anticipates recognizing approximately $731 of expense for the vesting of previously issued stock options in 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the accounting for and reporting of a voluntary change in accounting principle and replaces APB Opinion No. 20 and SFAS No. 3. Under Opinion No. 20, most changes in accounting principle were reported in the income statement of the period of change as a cumulative adjustment. However, under SFAS No. 154, a voluntary change in accounting principle must be shown retrospectively in the financial statements, if practicable, for all periods presented. In cases where retrospective application is impracticable, an adjustment to the assets and liabilities and a corresponding adjustment to retained earnings can be made as of the beginning of the earliest period for which retrospective application is practicable rather than being reported in the income statement. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” an amendment of SFAS No. 133 and No. 140. This Statement, which becomes effective for fiscal years beginning after September 15, 2006, addresses certain beneficial interests in securitized financial assets. Because of the recent issuance of this Statement and given that adoption of SFAS 155 is not required until fiscal year 2007, the Company has not completed its initial assessment of the impact, if any, this Statement may have on its consolidated financial statements.

3.	Change in Accounting Principle

The Company had previously accounted for its warrants in accordance with EITF Issue No. 88-9, Put Warrants. The holders of the Company’s warrants, which were issued in connection with subordinated debt, had the option to put the shares of Class A Common Stock exercisable under the warrants to the Company at fair value upon certain circumstances. In accordance with EITF Issue No. 88-9, the Company had classified and measured the put warrants in equity. In connection with the Company’s initial public offering, the Company was required to adopt EITF Issue 96-13, codified in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Owned Stock, since the provisions of EITF Issue No. 88-9 are applicable to nonpublic companies. Under EITF Issue No. 96-13, the put warrants are classified as a liability and measured at fair value, with changes in fair value reported in earnings. The effect of this change in accounting principle on net income was a decrease of $5,723 for the year ended December 31, 2003. The warrants were exercised into common stock on a net issuance basis in conjunction with the Company’s November 2003 IPO and the total warrant liability of $7.1 million was reclassified back to equity at that time.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

4.	Net Investment in Direct Financing Leases

Net investment in direct financing leases consists of the following:

	December 31
	2005	2004

Minimum lease payments receivable	$660,946	$571,269
Estimated residual value of equipment	44,279	41,062
Unearned lease income, net of initial direct costs and fees deferred	(106,083)	(97,245)
Security deposits	(18,748)	(19,346)
Allowance for credit losses	(7,813)	(6,062)

	$572,581	$489,678

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of December 31, 2005:

	Minimum Lease
	Payments	Income
	Receivable	Amortization

Year Ending December 31:
2006	$268,103	55,036
2007	195,624	30,826
2008	119,137	14,297
2009	58,115	5,166
2010	19,690	753
Thereafter	277	5

	$660,946	$106,083

The Company’s leases are assigned as collateral for borrowings as further discussed in note 9.

Initial direct costs and fees deferred were $18,355 and $15,973 as of December 31, 2005 and 2004, respectively, and are netted in unearned income and will be amortized to income using the level yield method.

Income is not recognized on leases when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease becomes less than 90 days delinquent. As of December 31, 2005 and 2004, the Company maintained direct finance lease receivables which were on a nonaccrual basis of $2,017 and $1,944, respectively. As of December 31, 2005 and 2004, the Company had minimum lease receivables in which the terms of the original lease agreements had been renegotiated in the amount of $4,140 and $2,896, respectively.

5.	Concentrations of Credit Risk

As of December 31, 2005, leases approximating 13% and 10% of the net investment balance of leases by the Company were located in the states of California and Florida, respectively. No other state accounted for more than 10% of the net investment balance of leases owned and serviced by the Company as of December 31, 2005. As of December 31, 2005 no single vendor source accounted for more than 3% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2005. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including retail, service, manufacturing, medical and

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

restaurant, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. The estimated residual value of leased equipment was comprised of 67.6% of copiers as of December 31, 2005. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2005. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment.

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

6.	Allowance for Credit Losses

Net investments in direct financing leases are charged-off when they are contractually past due 121 days based on the historical net loss rates realized by the Company.

Activity in this account is as follows:

	Year Ended December 31,
	2005	2004	2003

Balance, beginning of period	$6,062	$5,016	$3,965
Current provisions	10,886	9,953	7,965
Charge-offs, net	(9,135)	(8,907)	(6,914)

Balance, end of period	$7,813	$6,062	$5,016

7.	Property and Equipment, net

Property and equipment consist of the following:

	December 31,		Depreciable
	2005	2004	Life

Furniture and equipment	$2,384	$2,019	7 years
Computer systems and equipment	4,932	4,347	3-5 years
Leasehold improvements	496	309	lease term
Less — accumulated depreciation and amortization	(4,036)	(3,120)

	$3,776	$3,555

Depreciation and amortization expense was $1,094, $890 and $714 for the years ended December 31, 2005, 2004 and 2003, respectively.

8.	Commitments and Contingencies

The Company is involved in legal proceedings, which include claims, litigation and class action suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

As of December 31, 2005, the Company leases all six of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in Denver, Colorado, Atlanta, Georgia, Philadelphia, Pennsylvania, Chicago, Illinois and Salt Lake City, Utah. These lease commitments are accounted for as operating leases.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2005:

	Capital	Operating
	Leases	Leases

Year Ending December 31:
2006	$100	1,694
2007	74	1,614
2008	35	1,420
2009	—	1,280
2010	—	1,281
Thereafter	—	2,898

Total minimum lease payments	209	$10,187

Less — amount representing interest	21

Present value of minimum lease payments	$188

Rent expense was $1,191, $786 and $606 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has employment agreements with certain senior officers that currently extend through November 12, 2007,with certain renewal options.

9.	Revolving and Term Secured Borrowings

Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	December 31,
	2005	2004

Secured bank facility	$—	$—
00-A Warehouse Facility	—	—
02-A Warehouse Facility	—	12,034
02-1 Term Securitization	—	47,952
03-1 Term Securitization	56,270	112,280
04-1 Term Securitization	155,499	262,404
05-1 Term Securitization	305,080	—

Total borrowings	$516,849	$434,670

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,
	2005	2004

Secured bank facility	$—	$—
00-A Warehouse Facility	—	—
02-A Warehouse Facility	—	16,755
02-1 Term Securitization	—	49,311
03-1 Term Securitization	57,868	119,907
04-1 Term Securitization	174,081	295,335
05-1 Term Securitization	350,918	—

	$582,867	$481,308

Secured Bank Facility

As of December 31, 2005, the Company has a secured line of credit with a group of four banks to provide up to $40,000 in borrowings generally at LIBOR plus 1.50%. The credit facility expires on August 31, 2007. For the years ended December 31, 2005 and 2004, the weighted average interest rates were 6.18% and 3.46%, respectively. For the years ended December 31, 2005 and 2004, the Company incurred commitment fees on the unused portion of the credit facility of $216 and $230, respectively.

Warehouse Facilities

00-A Warehouse Facility — During December 2000, the Company entered into a $75 million commercial paper warehouse facility (“the 00-A Warehouse Facility”). This facility was increased to $125 million in May 2001. The 00-A Warehouse Facility expires in October 2006 and is credit enhanced through a third party financial guarantee insurance policy. The 00-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the years ended December 31, 2005, 2004, and 2003, the weighted average interest rates were 3.74%, 1.71%, and 1.84%, respectively. As of December 31, 2005 and December 31, 2004 notes outstanding under this facility were $0. The 00-A Warehouse Facility requires that the Company limit its exposure to adverse interest rate movements on the variable rate notes through entering into interest rate cap agreements. As of December 31, 2005, the Company had interest rate cap transactions with notional values of $61.3 million, at a weighted average rate of 6.20%. The fair value of these interest rate cap transactions was $49 as of December 31, 2005.

02-A Warehouse Facility — During April 2002, the Company entered into a $75 million commercial paper warehouse facility (“the 02-A Warehouse Facility”). In January 2004 the 02-A Warehouse Facility was transferred to another lender and increased to $100 million in March 2004. The 02-A Warehouse Facility expires in April 2006 and is credit enhanced through a third party financial guarantee insurance policy. The 02-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the years ended December 31, 2005, 2004 and 2003, the weighted average interest rate was 4.29%, 2.29% and 2.43%, respectively. As of December 31, 2005 and December 31, 2004 notes outstanding under this facility were $0 and $12.0 million, respectively. The 02-A Warehouse Facility requires that the Company limit its exposure to adverse interest rate movements on the variable rate notes through entering into interest rate cap agreements. As of December 31, 2005,

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

the Company had interest rate cap transactions with notional values of $93.8 million at a weighted average rate of 6.07%. The fair value of these interest rate cap transactions was $53 as of December 31, 2005.

Term Securitizations

02-1 Transaction — On June 25, 2002, the Company closed a $184.4 million term securitization (“Series 2002-1 Notes”). In connection with the Series 2002-1 transaction, three tranches of notes were issued to investors in the form of $166.3 million Class A Notes, $12.7 million Class B Notes and $5.4 million Class C Notes. The weighted average fixed rate coupon payable to investors is 4.36%. On August 16, 2005, the Company exercised the option to redeem the Series 2002-1 Notes in whole and the outstanding balances were paid in full.

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

05-1 Transaction — On August 18, 2005 the Company closed a $340.6 million term securitization (“Series 2005-1 Notes”). In connection with the 2005-1 transaction, 6 classes of fixed rate notes were issued to investors. The weighted average interest coupon will approximate 4.81% over the term of the financing.

Borrowings under the Company’s warehouse facilities and, the term securitizations, are collateralized by the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.

Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement and a maximum debt to equity ratio. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of servicer termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of December 31, 2005 and 2004 the Company was in compliance with terms of the warehouse facilities and term securitization agreements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Scheduled principal and interest payments on outstanding debt as of December 31, 2005 are as follows:

	Principal	Interest
Year Ending December 31:
2006	$222,760	$18,073
2007	155,176	9,913
2008	88,064	4,396
2009	39,611	1,454
2010	11,130	201
Thereafter	108	2

	$516,849	$34,039

10.	Derivative and Hedging Activities

The Company entered forward starting interest rate swap agreements with total underlying notional amounts of $225.0 million to commence in September 2006 related to its forecasted 2006 term note securitization transaction. The value of this derivative contract moves directly with interest rates and the Company expects to terminate these agreements simultaneously with the pricing of its 2006 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing. The Company may choose to hedge all or a portion of a forecasted transaction. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $2.3 million. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $1.4 million, net of tax, as of December 31, 2005.

In 2004, the Company had entered into forward starting interest rate swap agreements with total underlying notional amounts of $250.0 million related to our 2005 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2005 term securitization issued on August 11, 2005 and is amortizing the realized gains of $3.2 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $1.5 million, net of tax, as of December 31, 2005. During the year ended December 31, 2005, the Company amortized $687 of deferred gains to lower interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify $803 thousand, net of tax, into earnings over the next twelve months.

The Company issued a term note securitization on July 22, 2004 where certain classes of notes were issued at variable rates to investors and simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. At December 31, 2005, we had interest rate swap agreements related to these transactions with underlying notional amounts of $80.1 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $1.1 million and $71 as of December 31, 2005 and December 31, 2004, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $652 and $43, net of tax, as of December 31, 2005 and December 31, 2004, respectively. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the year ended December 31, 2005.

During the year ended December 31, 2005, the Company recognized a net gain of $70 in other financing related costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. During the year ended December 31, 2004, the Company recognized a net loss of $89 in other financing related costs related to similar interest rate swaps that were terminated or did not qualify for hedge accounting. As of December 31, 2005, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $512. These interest rate swap agreements are recorded in other liabilities on the consolidated

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

balance sheet at a fair value of $76. These derivative contracts also related to the 2004 term securitization and are intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in our warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $103 and $73 as of December 31, 2005 and December 31, 2004, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of December 31, 2005 and December 31, 2004 was $155.1 million and $133.9 million, respectively. The Company also sells interest rate caps to generate premium revenues to partially offset the premium cost of purchasing its required interest rate caps. As of December 31, 2005, the notional amount of interest-rate cap sold agreements totaled $64.6 million. The fair value of interest-rate caps sold is recorded in other liabilities at $81 as of December 31, 2005. There were no similar outstanding sold rate cap agreements at December 31, 2004.

11.	Income Taxes

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$4,473	$—	$—
State	991	—	—

Total current	5,464	—	—
Deferred:
Federal	4,368	7,414	4,622
State	775	1,485	978

Total deferred	5,143	8,899	5,600

Total income taxes	$10,607	$8,899	$5,600

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes principally related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns. The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2005	2004	2003

Net operating loss carryforwards	$3,548	$12,480	$5,817
Allowance for credit losses	3,114	2,416	1,981
Lease accounting	(28,721)	(33,733)	(18,092)
Deferred acquisition costs	(3,274)	—	—
Interest-rate cap agreements	95	203	120
Other comprehensive income	(2,329)	(244)	—
Accrued expenses	30	60	179
Depreciation	(405)	(341)	(252)
Deferred income	2,145	725	404
Deferred compensation	435	282	6
Other	—	42	15

Deferred tax liability	$(25,362)	$(18,110)	$(9,822)

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

In 2005 we changed our tax accounting for certain deferred acquisition costs and began to expense these items as incurred for income tax purposes. This change resulted in a $3.3 million deferred tax liability in 2005.

As of December 31, 2005 the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $9.2 million and $6.9 million, respectively. Federal NOLs expire in years 2018 and 2024, while state NOLs expire in years 2009 through 2024.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	December 31,
	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.3	4.3	7.5
Change in fair market value — warrants	—	—	23.7
Other permanent differences	0.2	0.5	—

Effective rate	39.5%	39.8%	66.3%

12.	Earnings Per Share

The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003

Basic earnings per share computation:
Numerator:
Net Income	$16,248	$13,459	$2,847
Preferred stock dividends	—	—	(2,006)

Net income attributable to common stockholders	$16,248	$13,459	$841

Denominator:
Shares used in computing basic earnings per share	11,551,589	11,330,132	3,001,754

Basic earnings per share:	$1.41	$1.19	$0.28

Diluted earnings per share computation:
Numerator:
Net income attributable to common stockholders	$16,248	$13,459	$841
Denominator:
Shares used in computing basic earnings per share	11,551,589	11,330,132	3,001,754
Effect of dilutive securities:
Employee options and restricted stock	434,499	399,571	339,214

Shares used in computing diluted earnings per share	11,986,088	11,729,703	3,340,968

Diluted earnings per share:	$1.36	$1.15	$0.25

The effects of the convertible preferred stock in 2003 have been excluded from diluted earnings per share computations as they were deemed anti-dilutive. Preferred stock converted into common shares in conjunction with the November 2003 IPO.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The shares used in computing diluted earnings per share exclude options to purchase 2,700, 148,410, and 134,500 shares of Common Stock for the years ended December 31, 2005, 2004 and 2003, respectively, as the inclusion of such shares would be anti-dilutive.

13.	Stock-Based Plans

In October 2003, the Company adopted the Marlin Business Services Corp. 2003 Equity Compensation Plan (the “2003 Plan”). The Marlin Leasing Corporation 1997 Equity Compensation Plan (the “1997 Plan”) was merged into the 2003 Plan (as combined, the “Equity Plan”), and all 943,760 options outstanding under the 1997 Plan were assumed by the 2003 Plan. Under the terms of the Equity Plan, as amended, employees, certain consultants and advisors, and nonemployee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. The aggregate number of shares under the Equity Plan that may be issued pursuant to stock options or restricted stock grants is 2,100,000. Stock options issued generally vest over four years though some vest over eight years but may accelerate if certain performance measures are obtained. All options expire not more than ten years after the date of grant.

Information with respect to options granted under the Equity Plan is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Balance, December 31, 2002	910,108	$4.43
Granted	228,755	10.20
Exercised	(60,655)	3.63
Forfeited	—	—

Balance, December 31, 2003	1,078,208	$5.66

Granted	207,000	18.20
Exercised	(147,599)	2.97
Forfeited	(42,089)	9.83

Balance, December 31, 2004	1,095,520	$8.21

Granted	119,765	17.96
Exercised	(147,591)	4.03
Forfeited	(65,436)	14.70

Balance, December 31, 2005	1,002,258	$9.56

There were 523,088 shares available for future grants under the Equity Plan as of December 31, 2005.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$1.90 — 3.39	341,116	4.68	$2.96	271,466	$2.85
4.23 — 5.01	123,041	4.19	4.39	123,041	4.39
10.18	164,535	5.90	10.18	154,858	10.18
14.00 — 16.02	134,000	8.06	14.60	53,138	14.26
$17.52 — 22.25	239,566	7.13	18.39	3,103	18.80

	1,002,258	5.86	$9.56	605,606	$6.12

On January 11, 2005, the Company issued 103,960 stock options to employees under the 2003 Plan at a strike price equal to the fair market value of the common stock of $17.52 at date of issuance. During the remainder of the year, the Company issued an additional 10,000 stock options to employees under the 2003 Plan at a strike price equal to the fair market value of the common stock averaging $21.22 as of the date of issuance. These options have a seven year term and a four year vesting provision. The Company also issued 5,805 stock options during the second quarter to non-employee independent directors at a strike price equal to the fair market value of the common stock of $19.78. These options have a seven year term and vest one year from the date of grant.

On January 11, 2005, the Company issued 55,384 shares of restricted stock under the 2003 Plan. An additional 6,393 shares were issued during the first quarter of 2005 and 2,500 shares were issued during the third quarter of 2005 under the same plan. The restricted shares vest in seven years but may be accelerated if certain performance measures are achieved. The Company recorded deferred compensation of approximately $1,143 based on stock prices of $17.52, $18.30 and and average of $22.18, respectively, at the time of issuance. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $272 of compensation expense related to this restricted stock for the year ended December 31, 2005.

Also in 2005, the Company issued another 13,101 shares of restricted stock primarily through a management stock ownership program. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if the employee remains employed at the Company and holds a matching number of other common shares in addition to these restricted shares. As the shares were issued at various dates, the Company has recorded deferred compensation of approximately $239 with an average stock price of $18.23 for all shares issued. For the year ended December 31, 2005, $64 of compensation expense was recognized related to this restricted stock.

On May 26, 2005, the Company issued 6,825 shares of restricted stock to non-employee independent directors. The restricted shares vest at the earlier of seven years from the grant date or six months following the director’s termination of Board service. The Company recorded deferred compensation of approximately $135 based on a stock price of $19.78 at the time of issuance. The Company recognized $79 of expense for the year ended December 31, 2005 related to this restricted stock.

On March 9, 2004, the Company issued restricted common shares under its 2003 Equity Compensation Plan of which 68,236 and 127,372 were unvested at December 31, 2005 and December 31, 2004, respectively. Certain officers of the Company irrevocably elected to receive the restricted shares in lieu of cash based on a percentage of their targeted annual bonus expected to be paid over the next three years. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if designated performance goals are achieved. During 2005, 39,510 of the shares vested and 19,626 were forfeit. The Company recorded deferred compensation of approximately $2.0 million at the time of issuance based on the then stock price of $15.88. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Company recognized $481 and $674 of compensation expense related to this program for the years ended December 31, 2005 and December 31, 2004, respectively.

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

In October 2003, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, employees have the opportunity to purchase shares of common stock during designated offering periods equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the purchase date. Participants are limited to 10% of their compensation. The aggregate number of shares under the ESPP that may be issued is 200,000. During 2005 and 2004, 19,792 and 39,116 shares, respectively, of common stock were sold for $357 and $523, respectively pursuant to the terms of the ESPP.

14.	Employee 401(k) Plan

The Company adopted a 401(k) plan (the “Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per IRS guidelines. The Plan also provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 4%. The Company has elected to double the required match in 2005, 2004 and 2003. The Company’s contributions to the Plan for the years ended December 31, 2005, 2004 and 2003 were approximately $257, $221 and $171, respectively.

15.	Other Comprehensive Income

The following table details the components of other comprehensive income.

	Year Ended December 31,
	2005	2004	2003

Net income, as reported	$16,248	$13,459	$2,847
Changes in fair values of derivatives qualifying as cash flow hedges	5,230	618	—
Tax effect	(2,084)	(244)	—

Changes in fair values of derivatives qualifying as cash flow hedges, net of tax	3,146	374	—

Comprehensive income	$19,394	$13,833	$2,847

16.	Disclosures about the Fair Value of Financial Instruments

(a) Cash and Cash Equivalents

The carrying amount of the Company’s cash approximates fair value as of December 31, 2005 and 2004.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

(b) Restricted Cash

The Company maintains cash reserve accounts as a form of credit enhancement in connection with the Series 2005-1, 2004-1 and 2003-1 term securitizations. The book value of such cash reserve accounts is included in restricted cash on the accompanying balance sheet. The fair values of the cash reserve accounts are determined based on a discount rate equal to the weighted coupon payable on the term notes and the estimated life for each term securitization.

(c) Revolving and Term Secured Borrowings

The fair value of the Company’s debt and secured borrowings was estimated by discounting cash flows at current rates offered to the Company for debt and secured borrowings of the same or similar remaining maturities.

(d) Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable approximates fair value as of December 31, 2005 and 2004.

(e) Interest-Rate Caps

The fair value of the Company’s interest-rate cap agreements purchased was $103 and $73 as of December 31, 2005 and 2004, respectively, as determined by third party valuations. The fair value of the Company’s interest-rate cap agreements sold was ($81) and $0 as of December 31, 2005 and 2004, respectively, as determined by third party valuations.

(f) Interest-Rate Swaps

The fair value of the Company’s interest-rate swap agreements was $3,459 and $624 as of December 31, 2005 and 2004, respectively, as determined by third party valuations.

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$34,472	$34,472	$16,092	$16,092
Restricted cash	47,786	46,568	37,331	36,544
Revolving and term secured borrowings	516,849	509,512	434,670	430,501
Accounts payable and accrued expenses	16,088	16,088	11,563	11,563
Interest-rate caps purchased	103	103	73	73
Interest-rate caps sold	(81)	(81)	—	—
Interest-rate swaps	3,459	3,459	624	624

17.	Related Party Transactions

The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Chairman of the Board of Directors and Chief Executive Officer, is the President of The Selzer Company. We do not have any contractual arrangement with The Selzer Group or Richard Dyer, nor do we pay either of them any direct fees. Insurance premiums paid to The Selzer Company were $619 and $640 during the years ended December 31, 2005 and 2004.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2005, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our CEO and our CFO. Our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting — Our CEO and CFO provided a report on behalf of management on our internal control over financial reporting. The full text of management’s report is contained in Item 8 of this Form 10-K and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm — The attestation report of our independent registered public accounting firm on our management’s assessment of internal control over financial reporting is contained in Item 8 of this Form 10-K and is incorporated herein by reference.

Change in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2006 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.	Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedules, are omitted because they are not applicable or are not required, or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits.

Exhibit
Number		Description

3	.1(3)	Amended and Restated Articles of Incorporation of the Registrant.
3	.2(2)	Bylaws of the Registrant.
4	.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.
10	.1(2)	2003 Equity Compensation Plan of the Registrant.
10	.2(2)	2003 Employee Stock Purchase Plan of the Registrant.
10	.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

Exhibit
Number		Description

10	.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation
10	.5(2)	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.
10	.6(2)	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.
10	.7(2)	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.
10	.8(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.
10	.9(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.
10	.10(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.
10	.11(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.
10	.12(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.13(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.14(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.15(9)	Third Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 26, 2005, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.16(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.
10	.17(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.
10	.18(1)	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.
10	.19(4)	Second Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.
10	.20(4)	Third Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

Exhibit
Number		Description

10	.21(6)	Fifth Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.
10	.22(7)	Compensation Policy for Non-Employee Independent Directors.
10	.23(10)	Transition & Release Agreement made as of December 6, 2005 (effective as of December 14, 2005) between Bruce E. Sickel and the Registrant.
16	.1(8)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.
21.1		List of Subsidiaries (Filed herewith)
23.1		Consent of Deloitte & Touche LLP (Filed herewith)
23.2		Consent of KPMG LLP (Filed herewith)
31.1		Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2		Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
32.1		Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10- Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 26, 2005 filed on June 2, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 26, 2005 filed on August 26, 2005, and incorporated by reference herein.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 14, 2005 and filed on December 14, 2005, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2006

Marlin Business Services Corp.

By:	/s/ Daniel P. Dyer
Daniel P. Dyer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Daniel P. Dyer Daniel P. Dyer	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2006

By:	/s/ Bruce E. Sickel Bruce E. Sickel	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2006

By:	/s/ Gary R. Shivers Gary R. Shivers	President and Director	March 2, 2006

By:	/s/ John J. Calamari John J. Calamari	Director	March 2, 2006

By:	/s/ Lawrence J. DeAngelo Lawrence J. DeAngelo	Director	March 2, 2006

By:	/s/ Kevin J. McGinty Kevin J. McGinty	Director	March 2, 2006

By:	/s/ James W. Wert James W. Wert	Director	March 2, 2006