Form 10-K/A
period 2005-12-31
MARLIN BUSINESS SERVICES CORP
filed 2006-04-14
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to Marlin Business Services Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005 initially filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2006 (the “Original Filing”) is being filed by the Company for the purpose of correcting a typographical error within the line item “Other assets” in the Consolidated Statements of Cash Flows in the Original Filing. Below is the “Other assets” line item as presented in the Original Filing and as corrected by this Form 10-K/A:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)

Original Filing:
Other assets	3,052	(292)	(644)
As corrected:
Other assets	2,524	212	(1,031)

The cash flow column totals were correct in the Original Filing and therefore were not changed by this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and currently dated consents from the Company’s former and current independent registered public accounting firms. The consents of the Company’s former and current independent registered public accounting firms and the certifications of the Company’s officers are attached to this Form 10-K/A as Exhibits 23.1, 23.2, 31.1, 31.2 and 32.1.

Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect any subsequent events.

MARLIN BUSINESS SERVICES CORP.

FORM 10-K/A

PART I

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of capital;

•	general volatility of capital markets, in particular, the market for securitized assets;

•	changes in our industry, interest rates or the general economy resulting in changes to our business strategy;

•	the nature of our competition;

•	availability of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1A of this Form 10-K/A.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of capital;

•	general volatility of capital markets, in particular, the market for securitized assets;

•	changes in our industry, interest rates or the general economy resulting in changes to our business strategy;

•	the nature of our competition;

•	availability of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1A of this Form 10-K/A.

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

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)

Interest income	$67,572	$57,707
Fee income	17,957	13,461

Interest and fee income	85,529	71,168
Interest expense	20,835	16,675

Net interest and fee income	$64,694	$54,493

Average net investment in direct financing leases(1)	$523,948	$446,965
Percent of average net investment in direct financing leases:
Interest income	12.90%	12.91%
Fee income	3.43	3.01

Interest and fee income	16.33	15.92
Interest expense	3.98	3.73

Net interest and fee margin	12.35%	12.19%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.

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

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income	$16,248	$13,459	$2,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,048	3,634	3,076
Provision for credit losses	10,886	9,953	7,965
Amortization of deferred gain on cash flow hedge	(686)	—	—
Loss on fixed assets disposed	—	154	—
Deferred taxes	5,143	8,899	5,600
Change in fair value of warrants	—	—	5,723
Amortization of deferred initial direct costs and fees	11,916	11,869	10,253
Deferred initial direct costs and fees	(14,270)	(13,117)	(12,550)
Effect of changes in other operating items:
Other assets	2,524	212	(1,031)
Accounts payable and accrued expenses	4,274	1,826	2,746

Net cash provided by operating activities	40,083	36,889	24,629

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(318,413)	(272,275)	(242,278)
Principal collections on lease finance receivables	227,575	190,534	148,997
Security deposits collected, net of returns	(598)	2,518	3,909
Acquisitions of property and equipment	(1,457)	(2,518)	(1,076)
Change in restricted cash	(10,455)	(7,727)	(5,233)

Net cash used in investing activities	(103,348)	(89,468)	(95,681)

Cash flows from financing activities:
Issuances of Common stock	385	682	46,876
Stock issuance costs	—	—	(1,599)
Exercise of stock options	595	438	220
Payment of accrued preferred dividends	—	—	(6,025)
Subordinated debt repayment	—	—	(10,000)
Debt issuance costs	(1,514)	(2,556)	(1,495)
Term securitization advances	340,560	304,620	217,152
Term securitization repayments	(246,348)	(203,866)	(151,714)
Secured bank facility advances	50,581	20,420	108,961
Secured bank facility repayments	(50,581)	(24,929)	(125,284)
Warehouse advances	169,005	115,482	167,169
Warehouse repayments	(181,038)	(171,055)	(150,128)

Net cash provided by financing activities	81,645	39,236	94,133

Net increase (decrease) in cash and cash equivalents	18,380	(13,343)	23,081
Cash and cash equivalents, beginning of period	16,092	29,435	6,354

Cash and cash equivalents, end of period	$34,472	$16,092	$29,435

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,101	$14,507	$15,624
Cash paid for income taxes	5,938	—	—
Conversion of Preferred stock to Common stock	—	—	17,151
Conversion of Warrants to Common stock	—	—	7,145

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

(b) Exhibits.

Exhibit
Number		Description

3	.1(3)	Amended and Restated Articles of Incorporation of the Registrant.
3	.2(2)	Bylaws of the Registrant.
4	.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.
10	.1(2)†	2003 Equity Compensation Plan of the Registrant.
10	.2(2)†	2003 Employee Stock Purchase Plan of the Registrant.
10	.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

Exhibit
Number		Description

10	.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation
10	.5(2)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.
10	.6(2)†	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.
10	.7(2)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.
10	.8(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.
10	.9(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.
10	.10(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.
10	.11(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.
10	.12(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.13(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.14(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.15(9)	Third Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 26, 2005, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.16(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement (the Master Facility Agreement), dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.
10	.17(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.
10	.18(1)	First Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.
10	.19(4)	Second Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.
10	.20(4)	Third Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

Exhibit
Number		Description

10	.21(6)	Fifth Amendment to Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.
10	.22(7)†	Compensation Policy for Non-Employee Independent Directors.
10	.23(10)†	Transition & Release Agreement made as of December 6, 2005 (effective as of December 14, 2005) between Bruce E. Sickel and the Registrant.
16	.1(8)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.
21.1		List of Subsidiaries (Filed herewith)
23.1		Consent of Deloitte & Touche LLP (Filed herewith)
23.2		Consent of KPMG LLP (Filed herewith)
31.1		Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2		Certification of the Principal Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
32.1		Certification of the Chief Executive Officer and Principal Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10- Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 26, 2005 filed on June 2, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 26, 2005 filed on August 26, 2005, and incorporated by reference herein.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 14, 2005 and filed on December 14, 2005, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2006

Marlin Business Services Corp.

By:	/s/ Daniel P. Dyer
Daniel P. Dyer
Chief Executive Officer