Form 10-Q
period 2006-03-31
MARLIN BUSINESS SERVICES CORP
filed 2006-05-09
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
Commission file number 000-50448
MARLIN BUSINESS SERVICES CORP.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	38-3686388 (I.R.S. Employer Identification Number)
300 Fellowship Road, Mount Laurel, NJ 08054
(Address of principal executive offices)
(Zip code)
(888) 479-9111
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and a large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
At April 14, 2006, 11,838,787 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the quarter ended March 31, 2006

PART I. Financial Information
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$4,929	$34,472
Restricted cash	52,987	47,786
Net investment in direct financing leases	588,644	572,581
Property and equipment, net	3,618	3,776
Property tax receivables	7,347	191
Fair value of cash flow hedges	4,948	3,383
Other assets	7,822	8,800

Total assets	$670,295	$670,989

Liabilities and Stockholders’ Equity
Revolving and term secured borrowings	$504,459	$516,849
Other liabilities:
Sales and property taxes payable	14,216	7,702
Accounts payable and accrued expenses	7,122	8,467
Deferred income tax liability	25,307	25,362

Total liabilities	551,104	558,380

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,830 and 11,755 shares issued and outstanding, respectively	118	117
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	78,332	77,186
Stock subscription receivable	(24)	(25)
Cumulative other comprehensive income	4,220	3,520
Retained earnings	36,545	31,811

Total stockholders’ equity	119,191	112,609

Total liabilities and stockholders’ equity	$670,295	$670,989

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share amounts)
(unaudited)

	Three-months Ended March 31,
	2006	2005
Income:
Interest income	$17,819	$15,714
Fee income	4,907	4,448

Interest and fee income	22,726	20,162
Interest expense	5,495	4,492

Net interest and fee income	17,231	15,670
Provision for credit losses	2,415	2,680

Net interest and fee income after provision for credit losses	14,816	12,990
Insurance and other income	1,355	1,171

Operating income	16,171	14,161

Salaries and benefits	5,145	4,433
General and administrative	2,746	2,826
Financing related costs	455	373

Income before income taxes	7,825	6,529
Income taxes	3,091	2,580

Net income	$4,734	$3,949

Basic earnings per share:	$0.40	$0.34

Diluted earnings per share:	$0.39	$0.33

Shares used in computing basic earnings per share:	11,702,161	11,451,551

Shares used in computing diluted earnings per share:	12,042,436	11,842,236

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Shareholders
	Shares	Amount	Capital	Receivable	Income	Earnings	Equity
Balance, December 31, 2004	11,527,697	$115	$74,352	$(54)	$374	$15,563	$90,350
Issuance of common stock	19,792	—	356	—	—	—	356
Exercise of stock options	147,591	1	594	—	—	—	595
Tax benefit on stock options exercised	—	—	972	—	—	—	972
Payment of receivables	—	—	—	29	—	—	29
Restricted stock grant	60,145	1	(168)	—	—	—	(167)
Amortization of deferred compensation	—	—	1,080	—	—	—	1,080
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	3,146	—	3,146
Net income	—	—	—	—	—	16,248	16,248

Balance, December 31, 2005	11,755,225	117	77,186	(25)	3,520	31,811	112,609

Issuance of common stock	—	—	—	—	—	—	—
Exercise of stock options	68,002	1	182	—	—	—	183
Tax benefit on stock options exercised	—	—	533	—	—	—	533
Stock option compensation recognized	—	—	184	—	—	—	184
Payment of receivables	—	—	—	1	—	—	1
Restricted stock grant	6,273	—	(15)	—	—	—	(15)
Amortization of deferred compensation	—	—	262	—	—	—	262
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	700	—	700
Net income	—	—	—	—	—	4,734	4,734

Balance, March 31, 2006	11,829,500	$118	$78,332	$(24)	$4,220	$36,545	$119,191

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three-months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,734	$3,949
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,126	1,024
Excess tax benefits from stock-based payment arrangements	(533)	—
Amortization of deferred gain on cash flow hedge	(402)	—
Provision for credit losses	2,415	2,680
Deferred taxes	(518)	2,580
Amortization deferred initial direct costs and fees	3,115	2,978
Deferred initial direct costs and fees	(4,089)	(3,258)
Effect of changes in other operating items:
Other assets	(6,064)	(2,725)
Accounts payable and accrued expenses	5,189	4,022

Net cash provided by operating activities	4,973	11,250

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(82,049)	(77,321)
Principal collections on lease finance receivables	64,799	53,581
Security deposits collected, net of returns	(251)	318
Acquisitions of property and equipment	(141)	(488)
Change in restricted cash	(5,201)	(8,976)

Net cash used in investing activities	(22,843)	(32,886)

Cash flows from financing activities:
Issuances of common stock, net of terminations	1	10
Exercise of stock options	183	127
Excess tax benefits from stock-based payment arrangements	533	—
Term securitization repayments	(65,958)	(53,004)
Secured bank facility advances	26,190	4,356
Secured bank facility repayments	(26,190)	(4,356)
Warehouse advances	55,560	66,454
Warehouse repayments	(1,992)	(2,046)

Net cash (used in) provided by financing activities	(11,673)	11,541

Net decrease in cash and cash equivalents	(29,543)	(10,095)
Cash and cash equivalents, beginning of period	34,472	16,092

Cash and cash equivalents, end of period	$4,929	$5,997

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,477	$3,825
Cash paid for income taxes	2,246	185
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
In November 2003, Marlin Leasing Corporation merged into a wholly owned subsidiary of Marlin Business Services Corp., a Pennsylvania business corporation, as part of a corporate reorganization in connection with our initial public offering. Marlin Leasing Corporation is the principal operating subsidiary of Marlin Business Services Corp.
References to the “Company”, “we”, “us”, and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2006 and the results of operations for the three-month periods ended March 31, 2006 and 2005, and cash flows for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on April 14, 2006. The consolidated results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables and income taxes. Actual results could differ from estimates.
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

Initial direct costs and fees. We defer initial direct costs incurred and fees received to originate our leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The initial direct costs and fees we defer are part of the net investment in direct financing leases and are amortized to interest income using the effective interest method. We defer third party commission costs as well as certain internal costs directly related to the origination activity. The costs include evaluating the prospective lessee’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating lease terms, preparing and processing lease documents and closing the transaction. The fees we defer are documentation fees collected at lease inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease portfolio.
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
Securitizations. Since inception, the Company has completed seven term note securitizations of which four have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board (“FASB”) Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying consolidated balance sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
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
Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) amended SFAS 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance on the valuation of share-based payments for public companies. SFAS 123(R) requires companies to recognize all share-

based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.
The Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective method in which compensation cost is recognized over the service period for all awards granted subsequent to the Company’s adoption of 123(R) as well as for the unvested portions of awards outstanding as of the Company’s adoption of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.
Prior to the adoption of SFAS 123(R), the Company applied the recognition and measurement principles of APB 25 as allowed by SFAS 123 and SFAS 148, Accounting for Stock-based Compensation — Transition and Disclosure. Accordingly, no stock-based compensation was recognized in net income for stock options granted with an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time.
Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. We currently are in a net operating loss carryforwards (“NOLs”) position for state and federal income tax purposes. The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOLs from tax periods prior to the ownership change. Management believes that the corporate reorganization and initial public offering in November 2003 did not have a material effect on its ability to utilize these NOLs. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact its financial position and results of operations.
NOTE 3 — Net Investment in Direct Financing Leases
Net investment in direct financing leases consists of the following:

	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Minimum lease payments receivable	$678,755	$660,946
Estimated residual value of equipment	45,123	44,279
Unearned lease income, net of initial direct costs and fees deferred	(108,834)	(106,083)
Security deposits	(18,496)	(18,748)
Allowance for credit losses	(7,904)	(7,813)

	$588,644	$572,581

Substantially all of the Company’s leases are assigned as collateral for borrowings.
Initial direct costs net of fees deferred were $19.3 million and $18.4 million as of March 31, 2006 and December 31, 2005, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At March 31, 2006 and December 31, 2005, $31.1 million and $30.3 million, respectively, of residual assets retained on our balance sheet were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of March 31, 2006:

	Minimum lease	Income
Period Ending	payments receivable	Amortization
December 31:	March 31, 2006	March 31, 2006
	(dollars in thousands)
2006	$211,538	$44,969
2007	220,631	37,070
2008	142,096	18,155
2009	72,371	7,120
2010	29,985	1,479
Thereafter	2,134	41

	$678,755	$108,834

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
In June and September 2005, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $225.0 million to commence in September 2006 related to its forecasted 2006 term note securitization transaction. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $3.8 million and $2.3 million as of March 31, 2006 and December 31, 2005, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $2.3 million and $1.4 million, net of tax, as of March 31, 2006 and December 31, 2005, respectively. The Company expects to terminate these agreements simultaneously with the pricing of its 2006 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.
In October and December 2004, the Company had entered into similar forward starting interest rate swap agreements with total underlying notional amounts of $250.0 million to commence in August 2005 related to its 2005 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2005 term securitization issued on August 11, 2005 and is amortizing the realized gains of $3.2 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $1.2 million and $1.5 million, net of tax, as of March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006 and the year ended December 31, 2005, the Company amortized $402,000 and $687,000, respectively, of deferred gains to lower interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify $702,000, net of tax, into earnings over the next twelve months.
We issued a term note securitization on July 22, 2004 where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. As of March 31, 2006, we had interest rate swap agreements related to these transactions with underlying notional amounts of $65.5 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $1.1 million and $1.1 million as of March 31, 2006 and December 31, 2005, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $689,000 and $652,000, net of tax, as of March 31, 2006 and December 31, 2005, respectively. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the three-month period ended March 31, 2006.
During the three-month period ended March 31, 2006 and 2005, the Company recognized a net loss of $9,000 and $12,000, respectively in other financing related costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. As of March 31, 2006 and December 31, 2005, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $1.7 million and $512,000, respectively. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at a fair value of $67,000 and $76,000 as of March 31, 2006 and December 31, 2005, respectively. This derivative is also related to the 2004 term securitization and is intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in our warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $548,000 and $103,000 as of March 31, 2006 and December 31, 2005, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of March 31, 2006 and December 31, 2005 was $142.0 million and $155.1 million, respectively. The Company also sells interest rate caps to generate premium revenues to partially offset the premium cost of purchasing its required interest rate caps. As of March 31, 2006 and December 31, 2005, the notional amount of interest-rate cap sold agreements totaled $62.3 million and $64.6 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $525,000 and $81,000 as of March 31, 2006 and December 31, 2005, respectively.
NOTE 5 — Other Comprehensive Income
The following table details the components of other comprehensive income.

	Three-months Ended
	March 31,
	2006	2005
	(dollars in thousands)
Net income, as reported	$4,734	$3,949

Changes in fair values of derivatives qualifying as cash flow hedges	1,163	3,619
Tax effect	(463)	(1,441)

Changes in fair values of derivatives qualifying as cash flow hedges, net of tax	700	2,178

Comprehensive income	$5,434	$6,127

NOTE 6 — Earnings Per Common Share
Earnings per common share (“EPS”) was calculated as follows (in thousands, except per share amounts):

	Three-months Ended
	March 31,
	2006	2005
Net income	$4,734	$3,949

Weighted average common shares outstanding used in computing basic EPS	11,702	11,452
Effect of dilutive securities:
Stock options, restricted stock and warrants	340	390

Adjusted weighted average common shares used in computing diluted EPS	12,042	11,842

Net earnings per common share:
Basic	$0.40	$0.34
Diluted	$0.39	$0.33
The shares used in computing diluted earnings per share exclude options to purchase 130,029 and 142,811 shares of common stock for the three-months ended March 31, 2006 and March 31, 2005, respectively, as inclusion of such shares would be anti-dilutive.

NOTE 7 — Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS 123(R) amended SFAS 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance on the valuation of share-based payments for public companies. SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.
The Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective method in which compensation cost is recognized over the service period for all awards granted subsequent to the Company’s adoption of 123(R) as well as for the unvested portions of awards outstanding as of the Company’s adoption of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.
Prior to the adoption of SFAS 123(R), the Company applied the recognition and measurement principles of APB 25 as allowed by SFAS 123 and SFAS 148, Accounting for Stock-based Compensation — Transition and Disclosure. Accordingly, no stock-based compensation was recognized in net income for stock options granted with an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time. The following table presents the pro forma impact on earnings and earnings per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148 follows (in thousands, except per share amounts):

Three-months Ended
March 31,
2005
Net income attributable to common stockholders as reported	$3,949
Add: stock-based employee compensation expense included in net income, net of tax	117
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(207)

Pro forma net income attributable to common stockholders	$3,859

Basic net income per share attributable to common stockholders:
As reported	$0.34
Adjusted	0.34
Diluted net income per share attributable to common stockholders:
As reported	$0.33
Adjusted	0.33
In the first quarter of 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $184,000. The incremental stock-based compensation expense caused income before income taxes to decrease by $184,000, net income to decrease by $111,000, and basic and diluted earnings per share to decrease by $0.01 per share respectively. Cash provided by operating activities decreased and cash provided by financing activities increased by $533,000 related to excess tax benefits from stock-based payment arrangements.
Under the terms of the Marlin Business Services Corp. 2003 Equity Compensation Plan (as amended, the “2003 Plan”), employees, certain consultants and advisors, and non-employee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 2,100,000. Stock options issued generally vest over four years though some vest over eight years but may accelerate if certain performance measures are obtained. All options expire not more than ten years after the date of grant.

On March 28, 2006, the Company issued 87,477 stock options to employees under the 2003 Plan at a strike price equal to the fair market value of the common stock of $21.60 at date of issuance. Of the options granted, 34,983 stock options have a seven year term and a four year vesting provision. The remaining 52,494 options have a seven year term and a four year cliff vest provision based on performance targets. The Company is expensing the performance options based on the most probable performance target as of March 31, 2006. The Company recognized $1,000 of compensation expense related to both option grants for the three months ended March 31, 2006.
On January 11, 2005, the Company issued 103,960 stock options to employees under the 2003 Plan at a strike price equal to the fair market value of the common stock of $17.52 at date of issuance. During the remainder of the year, the Company issued an additional 10,000 stock options to employees under the 2003 Plan at a strike price equal to the fair market value of the common stock averaging $21.22 as of the date of issuance. These options have a seven year term and a four year vesting provision. The Company also issued 5,805 stock options during the second quarter of 2005 to non-employee independent directors at a strike price equal to the fair market value of the common stock of $19.78. These options have a seven year term and vest one year from the date of grant. For the three months ended March 31, 2006, the Company recognized $183,000, or $110,000 net of tax, of compensation expense related to options issued prior to 2006.
The fair value of the stock options granted during the three months ended March 31, 2006 and 2005 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average fair value of stock options issued with an exercise price equal to the market price of the stock at the grant date for the three months ended March 31, 2006 and 2005 was $8.56 and $6.47 per share, respectively. The following weighted average assumptions were used for valuing options grants made during the three months ended March 31, 2006 and 2005:

	Three-months Ended March 31,
	2006	2005
Risk-free interest rate	4.79%	3.71%
Expected life (years)	5	5
Expected volatility	35%	35%
Expected dividends	—	—
Estimated forfeitures	—	N/A
The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted during the three months ended March 31, 2006 represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed under SAB 107. The expected life for options granted during the three months ended March 31, 2005 was based on the average vesting period and the average contractual life with the weighting toward the vesting period based on historical data of option exercises. The expected volatility was determined using historical volatilities based on historical stock prices. The Company does not grant dividends therefore, there are no expected dividends. The Company believes it does not have adequate historical data to estimate forfeitures as of March 31, 2006.
A summary of option activity for the three months ended March 31, 2006 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005	1,002,258	$9.56
Granted	87,477	21.60
Exercised	(68,002)	2.37
Forfeited	(33,955)	16.02

Outstanding at March 31, 2006	987,778	$10.88
During the three months ended March 31, 2006, the total pre-tax intrinsic value of stock options exercised was $1.3 million and the tax benefits realized from the exercise of the stock options was $533,000. The fair value of stock options vested during the three months ended March 31, 2006 was $312,000.

The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2006:

Options Outstanding					Options Exercisable
		Weighted		Aggregate			Aggregate
		Average	Weighted	Intrinsic		Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(in thousands)	Exercisable	Exercise Price	(in thousands)
$1.90 - 3.39	281,239	4.85	$3.09	$5,346	266,014	$3.07	$5,062
4.23 - 5.01	115,541	3.99	4.40	2,045	115,541	4.40	2,045
10.18	164,535	5.66	10.18	1,961	159,697	10.18	1,904
14.00-16.02	114,125	7.82	14.64	852	53,138	14.26	417
17.52-22.25	312,338	6.90	19.29	878	33,944	17.87	143

	987,778	5.87	$10.88	$11,082	628,334	$6.87	$9,571
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $22.10 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
As of March 31, 2006, the total future compensation cost related to non-vested stock options not yet recognized in the income statement was $2.2 million and the weighted average period over which these awards are expected to be recognized was 3.81 years.
On March 28, 2006, the Company issued 3,423 shares of restricted stock to employees under the 2003 Plan. The restricted shares vest in seven years but may be accelerated if certain performance measures are achieved. The Company recorded deferred compensation of approximately $74,000 based on a stock price of $21.60 at the time of issuance. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $152 of compensation expense related to this restricted stock for the three months ended March 31, 2006.
Also on March 28, 2006, the Company issued another 5,612 shares of restricted stock through a management stock ownership program. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if the employee remains employed at the Company and holds a matching number of other common shares in addition to these restricted shares. The Company recorded deferred compensation of approximately $121,000 based on a stock price of $21.60 at the time of issuance. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $326 of compensation expense related to this restricted stock for the three months ended March 31, 2006.
On January 11, 2005, the Company issued 55,384 shares of restricted stock under the 2003 Plan. An additional 6,393 shares were issued during the first quarter of 2005 and 2,500 shares were issued during the third quarter of 2005 under the 2003 Plan. The restricted shares vest in seven years but may be accelerated if certain performance measures are achieved. The Company recorded deferred compensation of approximately $1,143,000 based on stock prices of $17.52, $18.30 and an average of $22.23, respectively, at the issuance dates. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $58,000 and $61,000, or $35,000 and $37,000 net of tax, of compensation expense related to this restricted stock for the three months ended March 31, 2006 and 2005, respectively.
Also in 2005, the Company issued another 13,101 shares of restricted stock primarily through a management stock ownership program. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if the employee remains employed at the Company and holds a matching number of other common shares in addition to these restricted shares. As the shares were issued at various dates, the Company has recorded deferred compensation of approximately $239,000 with an average stock price of $18.23 for all shares issued. For the three months ended March 31, 2006 and 2005, $16,000 and $23,000, or $10,000 and $14,000 net of tax, respectively, of compensation expense was recognized related to this restricted stock.
On May 26, 2005, the Company issued 6,825 shares of restricted stock to non-employee independent directors. The restricted shares vest at the earlier of seven years from the grant date or six months following the director’s termination of Board service. The Company recorded deferred compensation of approximately $135,000 based on a stock price of $19.78 at the time of issuance. The Company recognized $34,000, or $20,000 net of tax, of expense for the three months ended March 31, 2006 related to this restricted stock.
On March 9, 2004, the Company issued restricted common shares under its 2003 Equity Compensation Plan of which 34,117 were unvested at March 31, 2006. Certain officers of the Company irrevocably elected to receive the restricted shares in lieu of cash based on a percentage of their targeted annual bonus expected to be paid over the next three years. Restrictions on the shares lapse at the end of 10 years but may lapse (vest) in as little as three years if designated performance goals are achieved. To date, 73,629 of the shares have vested and 19,626 were forfeited. The Company recorded deferred compensation of approximately $2.0 million at the time of issuance based on the then stock price of $15.88. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation reduced on the balance sheet. The Company recognized $139,000 and $157,000, or $84,000 and $95,000 net of tax, of compensation expense related to this program for the three months ended March 31, 2006 and 2005, respectively.
The following table summarizes the activity of the non-vested restricted stock during the three months ended March 31, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested restricted stock at December 31, 2005	141,180	$16.91
Granted	9,035	21.60
Vested	(36,250)	16.02
Forfeited	(2,762)	17.52

Non-vested restricted stock at March 31, 2006	111,203	$18.28
The Company believes it does not have adequate historical data to estimate forfeitures as of March 31, 2006. As of March 31, 2006, there was $1.5 million of unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over a weighted average period of 2.13 years.
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

Overview
We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2006, our lease portfolio consisted of approximately 105,000 accounts with an average original term of 47 months and average original transaction size of approximately $9,255.
Since our founding in 1997, we have grown to $670.3 million in total assets at March 31, 2006. Our assets are substantially comprised of our net investment in leases which totaled $588.6 million at March 31, 2006. Our lease portfolio grew approximately 15.3% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added four regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Salt Lake City, Utah in 2006. Growing the lease portfolio while maintaining asset quality remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.
We generally reach our lessees through a network of independent equipment dealers and lease brokers. The number of dealers and brokers we conduct business with depends primarily on the number of sales account executives we have. Accordingly, growth indicators management evaluates regularly are sales account executive staffing levels and the activity of our origination sources, which are shown below.

						Three
						Months Ended
	As of or For the Years Ended December 31,					March 31,
	2001	2002	2003	2004	2005	2006
Number of sales account executives	50	67	84	100	103	101
Number of originating sources (1)	815	929	1,147	1,244	1,295	1,219

(1)	Monthly average of origination sources generating lease volume.
Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended March 31, 2006, our net credit losses were 1.64% of our average net investment in leases. We establish reserves for credit losses which requires us to estimate expected losses in our portfolio.
Our leases are classified under accounting principles generally accepted in the United States of America as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our investment in leases is reflected in our consolidated financial statements as “net investment in direct financing leases.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. For the quarter ended March 31, 2006 approximately 70% of our lease portfolio amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable rate borrowings and fixed rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed rate term debt through the asset-backed securitization market. Typically, leases are funded through variable rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of March 31, 2006, $450.9 million or 89% of our borrowings were fixed rate term note securitizations.
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
Initial direct costs and fees. We defer initial direct costs incurred and fees received to originate our leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The initial direct costs and fees we defer are part of the net investment in direct financing leases and are amortized to interest income using the effective interest method. We defer third party commission costs as well as certain internal costs directly related to the origination activity. The costs include evaluating the prospective lessee’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating lease terms, preparing and processing lease documents and closing the transaction. The fees we defer are documentation fees collected at lease inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease portfolio.
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
Securitizations. Since inception, the Company has completed seven term note securitizations of which four have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board (“FASB”) Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying consolidated balance sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
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
Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) amended SFAS 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance on the valuation of share-based payments for public companies. SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.
The Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective method in which compensation cost is recognized over the service period for all awards granted subsequent to the Company’s adoption of 123(R) as well as for the unvested portions of awards outstanding as of the Company’s adoption of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.
Prior to the adoption of SFAS 123(R), the Company applied the recognition and measurement principles of APB 25 as allowed by SFAS 123 and SFAS 148, Accounting for Stock-based Compensation – Transition and Disclosure. Accordingly, no stock-based compensation was recognized in net income for stock options granted with an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time.
Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. We currently are in a net operating loss carryforwards (“NOLs”) position for state and federal income tax purposes. The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOLs from tax periods prior to the ownership change. Management believes that the corporate reorganization and initial public offering in November 2003 did not have a material effect on its ability to utilize these NOLs. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact its financial position and results of operations.
RESULTS OF OPERATIONS
Comparison of the Three-Months Ended March 31, 2006 and 2005
Net income. Net income was $4.7 million for the three-month period ended March 31, 2006. This represented an $800,000 or 19.9% increase from $3.9 million net income reported for the three-month period ended March 31, 2005. During the three-months ended March 31, 2006, net interest and fee income increased due to growth in our investment in direct financing leases.
Diluted net income per share was $0.39 for the three-month period ended March 31, 2006 and $0.33 for the three-month period ended March 31, 2005.
During the three months ended March 31, 2006, we generated 7,734 new leases with a cost of $82.0 million compared to 8,248 leases with a cost of $77.3 million generated for the three months ended March 31, 2005. The weighted average implicit interest rate on new leases originated was 12.84% for both the three months ended March 31, 2006 and for the same period in 2005. Overall, our average net investment in direct financing leases (“DFL”) at March 31, 2006 increased 15.9% to $568.2 million compared to March 31, 2005.

	Three-months Ended March 31,
	2006	2005
	(dollars in thousands)
Interest income	$17,819	$15,714
Fee income	4,907	4,448

Interest and fee income	22,726	20,162
Interest expense	5,495	4,492

Net interest and fee income	$17,231	$15,670

Average net investment in direct financing leases(1)	$568,248	$490,293

Percent of average net investment in direct financing leases:
Interest income	12.54%	12.82%
Fee income	3.45	3.63

Interest and fee income	15.99	16.45
Interest expense	3.87	3.67

Net interest and fee margin	12.12%	12.78%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.

Net interest and fee margin. Net interest and fee income increased $1.5 million, or 10.0%, to $17.2 million for the three months ended March 31, 2006 from $15.7 million for the three months ended March 31, 2005. The annualized net interest and fee margin decreased 66 basis points to 12.12% in the three-month period ended March 31, 2006 from 12.78% for the same period in 2005.
Interest income, net of amortized initial direct costs and fees, increased $2.1 million, or 13.4%, to $17.8 million for the three-month period ended March 31, 2006 from $15.7 million for the three-month period ended March 31, 2005. The increase in interest income was due principally to a 15.9% growth in the average net investment in direct financing leases outstanding which increased $77.9 million to $568.2 million at March 31, 2006 from $490.3 million at March 31, 2005. The weighted average implicit interest rate on new leases originated was 12.84% for both the three-month period ended March 31, 2006 and for the same period in 2005.
Fee income increased $459,000, or 10.3%, to $4.9 million for the three-month period ended March 31, 2006 from $4.4 million for the same period in 2005. All major components of fee income contributed to the increase in the 2006 period consistent with the continued growth in our lease portfolio. The largest increases came from higher net residual income that grew $299,000 to $1.7 million and late fee income that grew $151,000 to $2.7 million. Growth in residual income is reflective of the seasoning of our lease portfolio with more contracts reaching end of term and moving into renewal status. Fee income, as a percentage of the average net investment in DFL, decreased 18 basis points to 3.45% annualized for the three-month period ended March 31, 2006 from 3.63% annualized for the same period in 2005.
Interest expense increased $1.0 million to $5.5 million for the three-month period ended March 31, 2006 from $4.5 million for the same period in 2005. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies including variable rate warehouse facilities. Interest expense, as a percentage of the average net investment in DFL, increased 20 basis points to 3.87% annualized for the three-month period ended March 31, 2006 from 3.67% annualized for the same period in 2005. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.
Interest expense as a percentage of weighted average borrowings was 4.40% for the first quarter ended March 31, 2006 compared to 4.10% for the same period in 2005. The higher interest costs reflect a generally rising interest rate environment which has affected both our variable rate warehouse lines and our fixed rate term securitizations. The average balance for our warehouse facilities was $16.0 million for the three months ended March 31, 2006 compared to $42.8 million for the same period ended March 31, 2005. The average borrowing costs for our warehouse facilities was 5.97% for the three months ended March 31, 2006 compared to 3.70% for the three months ended March 31, 2005. The Federal Reserve has increased its targeted fed funds rate eight times for a total of 2.00% since March 31, 2005 and a total of 15 times or 3.75% since June, 2004. These increases have generally increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities.
Interest costs on our August 2005 issued term securitization borrowing increased over those issued in 2003 and 2004 due to the rising interest rate environment. For the three months ended March 31, 2006, average term securitization borrowings outstanding were $483.6 million at a weighted average coupon of 4.00% compared with $395.8 million at a weighted average coupon of 3.57% for the same period in 2005. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing.
Insurance and other income. Insurance and other income increased $184,000, or 15.7%, to $1.4 million for the three-month period ended March 31, 2006 from $1.2 million for the same period in 2005. The increase is primarily related to higher insurance income of $159,000 for the quarter ended March 31, 2006 compared with the same period in 2005. The higher insurance income stems from growth in the lease portfolio and additional customers electing to obtain their equipment insurance through our program.
Salaries and benefits expense. Salaries and benefits expense increased $712,000, or 16.1%, to $5.1 million for the three months ended March 31, 2006 from $4.4 million for the same period in 2005. Total personnel increased to 301 at March 31, 2006 from 271 at March 31, 2005. We continue to add personnel to aid and support our continued growth. For the three months ended March 31, 2006 compared to the same period in 2005, credit compensation increased $86,000 related to additional hiring of credit analysts offset by decreased sales related compensation of $126,000 primarily due to lower commissions earned for the period. Compensation in management and other support areas increased $677,000, of which $184,000 was related to the adoption on SFAS 123R and approximately $125,000 was related to Marlin Business Bank (in organization). We also incurred approximately $95,000 in severance cost for the period ended March 31, 2006.

General and administrative expense. General and administrative expenses decreased $80,000, or 2.8%, to $2.7 million for the three months ended March 31, 2006 from $2.8 million for the same period in 2005. The decrease in general and administrative expenses included decreased marketing and sales training expense of $84,000 and temporary staffing expense of $47,000.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs increased $82,000 to $455,000 for the three-month period ended March 31, 2006 from $373,000 for the same period in 2005. Mark to market expense of $15,000 was recorded on our interest rate caps for the three-month period ended March 31, 2006 compared with $20,000 of expense for the three-month period ended March 31, 2005. Commitment fees were $440,000 for the three-month period ended March 31, 2006 compared with $353,000 for the three-month period ended March 31, 2005.
Provision for credit losses. The provision for credit losses decreased $265,000, or 9.9%, to $2.4 million for the three-month period ended March 31, 2006 from $2.7 million for the same period in 2005. The decrease in our provision for credit losses resulted primarily from improved credit quality. Net charge-offs were $2.3 million for the three-month period ended March 31, 2006 and $2.4 million for the same period in 2005. Excluding $87,000 of Hurricane Katrina related losses, net charge-offs for the three month period ended March 31, 2006 would have been $2.2 million. During the third quarter of 2005 we booked additional reserves of $1.25 million for expected losses from the areas hardest hit by Hurricane Katrina. This additional reserve was initially estimated based on our total estimated exposure of $4.8 million in net investment in direct financing leases in the most affected areas at the time. Through March 31, 2006, we have yet to experience significant aggregate charge-offs related to Hurricane Katrina. However, in 2005 we restructured approximately $1.0 million in net investment in leases in the Gulf States region by deferring payments on such leases generally until January 2006. We continue to monitor this portion of our portfolio as a specifically identified segment outside of our normal migration analysis.
Provision for income taxes. The provision for income taxes increased 19.8% to $3.1 million for the three-month period ended March 31, 2006 from $2.6 million for the same period in 2005. The increase is directly attributable to the increase in pretax income. Our effective tax rate was 39.5% for both three-month periods ended March 31, 2006 and 2005.
LEASE RECEIVABLES AND ASSET QUALITY
Our net investment in direct financing leases grew $16.0 million, or 2.8% to $588.6 million at March 31, 2006 from $572.6 million at December 31, 2005. The Company continues to pursue growth strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources.
The activity of the allowance for credit losses and delinquent accounts follows:

	Three-months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
	(dollars in thousands)
Allowance for credit losses, beginning of period	$7,813	$6,062	$6,062
Provision for credit losses	2,415	2,680	10,886
Charge-offs, net	(2,324)	(2,426)	(9,135)

Allowance for credit losses, end of period	$7,904	$6,316	$7,813

Annualized net charge-offs to average net investment in leases(1)	1.64%	1.98%	1.74%
Allowance for credit losses to net investment in leases (1)	1.37%	1.26%	1.39%

Average net investment in leases(1)	$568,248	$490,293	$523,948

Delinquencies 60 days or more past due	$3,320	$3,849	$4,063
Delinquencies 60 days or more past due (2)	0.49%	0.65%	0.61%

	Three-months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
	(dollars in thousands)
Allowance for credit losses to delinquent accounts 60 days or more past due	238.07%	164.12%	192.30%

Non-accrual leases	$1,544	$1,529	$2,017
Renegotiated leases	$4,510	$2,733	$4,140

(1)	Average net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred.

(2)	Calculated as a percent of minimum lease payments receivable.
Net investments in direct financing leases are charged-off when they are contractually past due 121 days and are reported net of recoveries. Income is not recognized on leases when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease becomes less than 90 days delinquent.
In the third quarter of 2005 we booked additional reserves for expected credit losses of $1.25 million based on our assessment of information available at the time on our lease portfolio’s exposure to those areas most impacted by Hurricane Katrina in late August 2005. Marlin estimates that it had approximately $4.8 million in net investment in leases outstanding in the areas most affected by Hurricane Katrina. As of March 31, 2006, we have charged off approximately $138,000 and restructured approximately $1.0 million of these accounts by deferring lessee payments generally into the first quarter of 2006. The longer term impact of this storm on the economy in the Gulf States Region and our customers remains uncertain.
Delinquent accounts 60 days or more past due as a percentage of minimum lease payments receivable declined to 0.49% at March 31, 2006 from 0.61% at December 31, 2005. Our usual experience and expectation is for slightly higher delinquency rates as of year-end as we believe our lessees tend to adjust their payment patterns around the year-end. We also expected higher delinquency rates in the fourth quarter of 2005 attributed to Hurricane Katrina and its impact on our lessees in the Gulf States region. We restructured many accounts in the Katrina affected areas by deferring payments into the first quarter of 2006 and, therefore, these accounts did not contribute to delinquency rates as of year end. We continue to monitor this portion of our portfolio as a specifically identified segment outside of our normal migration analysis.
Residual Performance
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of March 31, 2006, approximately 70% of our leases were one dollar purchase option leases, 22% were fair market value leases and 8% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of March 31, 2006, there were $45.1 million of residual assets retained on our balance sheet of which $31.1 million were related to copiers.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the quarters ended March 31, 2006 and March 31, 2005, renewal income, net of depreciation amounted to $1.7 million and $1.4 million, respectively. For the quarters ended March 31, 2006 and March 31, 2005, net gains on residual values disposed at end of term amounted to $46,000 and $17,000, respectively.
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
We used net cash in investing activities of $22.8 million for the three-month period ended March 31, 2006, and $32.9 million for the three-month period ended March 31, 2005. Investing activities primarily relate to lease origination activity.
Net cash used by financing activities was $11.7 million for the three-month period ended March 31, 2006 and net cash provided by financing activities was $11.5 million for the three-month period ended March 31, 2005. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $5.0 million for the three-month period ended March 31, 2006, and $11.3 million for the three-month period ended March 31, 2005.
We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. Total cash and cash equivalents as of March 31, 2006, was $4.9 million compared to $34.5 million at December 31, 2005.
As of March 31, 2006, we also had $53.0 million of cash that was classified as restricted cash, compared to $47.8 million at December 31, 2005. Restricted cash consists primarily of the cash reserve and advance payment accounts related to our term note securitizations.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the Three-months Ended March 31, 2006				As of March 31, 2006
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)
Revolving bank facility(1)	$40,000	$—	$2,022	8.36%	$—	—%	$40,000
CP conduit warehouse facilities(1)	225,000	53,568	13,991	5.62	53,568	5.24	171,432
Term note securitizations(2)	—	494,386	483,576	4.00	450,891	4.08	—

	$265,000		$499,589	4.07%	$504,459	4.20%	$211,432

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Revolving Bank Facility
As of March 31, 2006 and December 31, 2005, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 1.875%. The credit facility expires on August 31, 2007. There was zero outstanding under this facility at March 31, 2006 and December 31, 2005. For the three months ended March 31, 2006 and the year ended December 31, 2005, the Company incurred commitment fees on the unused portion of the credit facility of $51,000 and $84,000, respectively.
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
00-A Warehouse Facility — This facility totals $125 million and expires in October 2006. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the three-month period ended March 31, 2006 and the year ended December 31, 2005, the weighted average interest rates were 5.71% and 3.74%, respectively. There was $18.9 million outstanding at March 31, 2006 and $0 outstanding under this facility as of December 31, 2005.
02-A Warehouse Facility — This facility totals $100 million and was renewed in March 2006, and expires in March 2009. For the three-month period ended March 31, 2006 and year ended December 31, 2005, the weighted average interest rate was 5.59% and 4.29%, respectively. There was $34.6 million outstanding under this facility at March 31, 2006 and $0 outstanding at December 31, 2005.
Term Note Securitizations
Since our founding, we have completed seven on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At March 31, 2006 and at December 31, 2005, outstanding term securitizations amounted to $450.9 million and $516.8 million, respectively.
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
Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement of $72.2 million and a maximum debt to equity ratio of 10 to 1. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of servicer termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of March 31, 2006, the Company was in compliance with terms of the warehouse facilities and term securitization agreements.

Contractual Obligations
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of March 31, 2006 were as follows:

	Contractual Obligations as of March 31, 2006
	(dollars in thousands)
		Operating	Leased	Capital
	Borrowings	Leases	Facilities	Leases	Total
2006	$212,227	$59	$1,657	$100	$214,043
2007	153,370	14	1,689	74	155,147
2008	87,873	3	1,510	35	89,421
2009	39,684	—	1,351	—	41,035
2010	11,193	—	1,281	—	12,474
Thereafter	112	—	2,898	—	3,010

Total	$504,459	$76	$10,386	$209	$515,130

MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable rate warehouse facilities and working capital. Our mix of fixed and variable rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable rate borrowings has ranged from zero to 36% of total borrowings and averaged 10%. Our highest exposure to variable rate borrowings generally occurs just prior to the issuance of a term note securitization.
We use derivative financial instruments to attempt to further reduce our exposure to changing cash flows caused by possible changes in interest rates. We use forward starting interest rate swap agreements to reduce our exposure to changing market interest rates prior to issuing a term note securitization. In this scenario we usually enter into a forward starting swap to coincide with the forecasted pricing date of future term note securitizations. The intention of this derivative is to reduce possible variations in future cash flows caused by changes in interest rates prior to our forecasted securitization. We may choose to hedge all or a portion of forecasted transactions.
In June and September 2005, we entered forward starting interest rate swap agreements with a total notional amount of $225.0 million to partially hedge our forecasted 2006 term note securitization. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $3.8 million and $2.3 million as of March 31, 2006 and December 31, 2005, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $2.3 million and $1.4 million, net of tax, as of March 31, 2006 and December 31, 2005, respectively. The Company expects to terminate these agreements simultaneously with the pricing of its 2006 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.
In October and December 2004 we entered forward starting swap agreements with a total notional amount of $250 million to partially hedge our forecasted 2005 term securitization. On August 11, 2005, we terminated these interest rate swap agreements simultaneously with the pricing of our 2005 term securitization. The value of these interest rate swap agreements on the termination date was $3.2 million which we realized. These interest rate swap agreements were designated as cash flow hedges with the realized gains deferred and recorded in the equity section of the balance sheet of approximately $1.2 million and $1.5 million, net of tax, as of March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006 and the year ended December 31, 2005, the Company amortized $402,000 and $687,000, respectively, of deferred gains to lower interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify $702,000, net of tax, into earnings over the next twelve months.

On July 22, 2004 we issued a term note securitization where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to fixed interest costs to the Company for the term of the borrowing. As of March 31, 2006, we had interest rate swap agreements related to these transactions with underlying notional amounts of $65.5 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $1.1 million and $1.1 million as of March 31, 2006 and December 31, 2005, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $689,000 and $652,000, net of tax, as of March 31, 2006 and December 31, 2005, respectively. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the three-month period ended March 31, 2006.
During the three-month period ended March 31, 2006 and 2005, the Company recognized a net loss of $9,000 and $12,000, respectively in other financing related costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. As of March 31, 2006 and December 31, 2005, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $1.7 million and $512,000, respectively. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at a fair value of $67,000 and $76,000 as of March 31, 2006 and December 31, 2005, respectively. This derivative is also related to the 2004 term securitization and is intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in our warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $548,000 and $103,000 as of March 31, 2006 and December 31, 2005, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of March 31, 2006 and December 31, 2005 was $142.0 million and $155.1 million, respectively. The Company also sells interest rate caps to generate premium revenues to partially offset the premium cost of purchasing its required interest rate caps. As of March 31, 2006 and December 31, 2005, the notional amount of interest-rate cap sold agreements totaled $62.3 million and $64.6 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $525,000 and $81,000 as of March 31, 2006 and December 31, 2005, respectively.
The following table presents the expected principal repayment schedule of our debt and the related weighted average interest rates as of March 31, 2006 and for each year ended through December 31, 2010 and for periods thereafter.

	Expected Maturity Date by Calendar Year
					2010 and
	2006	2007	2008	2009	Beyond	Total
			(dollars in thousands)
Debt:
Fixed rate debt	$158,659	$153,370	$87,873	$39,684	$11,305	$450,891
Average fixed rate	4.09%	4.16%	4.27%	4.71%	4.94%	4.22%
Variable rate debt	$53,568	—	—	—	—	$53,568
Average variable rate	5.24%	—	—	—	—	5.24%
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
For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the twelve month period ended March 31, 2006 would have been to reduce net interest and fee income by approximately $515,000 based on our average variable rate borrowings of approximately $51.5 million for the year then ended, excluding the effects of any changes in the value of derivatives and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the FASB issued Statement No. 123(R) Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (not later than January 1, 2006 for calendar-year-end companies). All public companies must use either the modified prospective or the modified retrospective transition method. The Company used the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123(R). Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123(R) and expensed as the awards vest based on their grant date fair value. Accordingly, the Company adopted this rule in the first quarter of 2006 and recognizing approximately $183,000 of pre-tax expense for the vesting of stock options issued prior to January 1, 2006.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the accounting for and reporting of a voluntary change in accounting principle and replaces APB Opinion No. 20 and SFAS No. 3. Under Opinion No. 20, most changes in accounting principle were reported in the income statement of the period of change as a cumulative adjustment. However, under SFAS No. 154, a voluntary change in accounting principle must be shown retrospectively in the financial statements, if practicable, for all periods presented. In cases where retrospective application is impracticable, an adjustment to the assets and liabilities and a corresponding adjustment to retained earnings can be made as of the beginning of the earliest period for which retrospective application is practicable rather than being reported in the income statement. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of SFAS No. 133 and No. 140. This Statement, which becomes effective for fiscal years beginning after September 15, 2006, addresses certain beneficial interests in securitized financial assets. Because of the recent issuance of this Statement and, given that adoption of SFAS 155 is not required until fiscal year 2007, the Company has not completed its initial assessment of the impact, if any, this Statement may have on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information appearing in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Interest Rate Risk and Sensitivity” under Item 2 of this Form 10-Q is incorporated herein by reference.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
Based on that evaluation, the CEO concluded that our disclosure controls and procedures as of the end of the period covered by this report are designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are party to various legal proceedings, which include claims, litigation and class action suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters To A Vote Of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description
3.1(3)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(2)†	2003 Equity Compensation Plan of the Registrant.

10.2(2)†	2003 Employee Stock Purchase Plan of the Registrant.

10.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation

10.5(2)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.6(2)†	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10.7(2)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.8(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10.9(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.10(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC,

Exhibit
Number	Description
Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.11(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.

10.12(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.13(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.14(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.15(9)	Third Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 26, 2005, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.16(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10.17(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.18(1)	First Amendment to Series 2002-A Supplement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10.19(4)	Second Amendment to Series 2002-A Supplement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.20(4)	Third Amendment to Series 2002-A Supplement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.21(6)	Fifth Amendment to Series 2002-A Supplement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.

10.22(11)	Amended & Restated Series 2002-A Supplement to the Master Facility Agreement, dated as of March 15, 2006, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.

10.23(7)†	Compensation Policy for Non-Employee Independent Directors.

10.24(10)†	Transition & Release Agreement made as of December 6, 2005 (effective as of December 14, 2005) between Bruce E. Sickel and the Registrant.

16.1(8)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Principal Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Principal Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 26, 2005 filed on June 2, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 26, 2005 filed on August 26, 2005, and incorporated by reference herein.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 14, 2005 and filed on December 14, 2005, and incorporated by reference herein.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 15, 2006 and filed on March 17, 2006, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARLIN BUSINESS SERVICES CORP.

(Registrant)

By:	/s/ Daniel P. Dyer	Chief Executive Officer

	Daniel P. Dyer	(Chief Executive Officer and
Principal Financial Officer)
May 8, 2006