Form 10-Q
period 2006-06-30
MARLIN BUSINESS SERVICES CORP
filed 2006-08-08
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Yes ☐    No ☑
At August 2, 2006, 11,981,932 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2006

PART I. Financial Information
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$3,168	$34,472
Restricted cash	54,457	47,786
Net investment in direct financing leases	622,815	572,581
Property and equipment, net	3,533	3,776
Property tax receivables	956	191
Fair value of cash flow hedges	6,107	3,383
Other assets	7,071	8,800

Total assets	$698,107	$670,989

Liabilities and Stockholders’ Equity
Revolving and term secured borrowings	$526,286	$516,849
Other liabilities:
Sales and property taxes payable	11,981	7,702
Accounts payable and accrued expenses	8,464	8,467
Deferred income tax liability	25,135	25,362

Total liabilities	571,866	558,380

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000 shares authorized; 11,976 and 11,755 shares issued and outstanding, respectively	120	117
Preferred Stock, $0.01 par value; 5,000 shares authorized; none issued	—	—
Additional paid-in capital	79,604	77,186
Stock subscription receivable	(21)	(25)
Cumulative other comprehensive income	4,705	3,520
Retained earnings	41,833	31,811

Total stockholders’ equity	126,241	112,609

Total liabilities and stockholders’ equity	$698,107	$670,989

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Interest income	$18,549	$16,389	$36,368	$32,103
Fee income	5,097	4,586	10,004	9,034

Interest and fee income	23,646	20,975	46,372	41,137
Interest expense	6,006	4,792	11,501	9,285

Net interest and fee income	17,640	16,183	34,871	31,852
Provision for credit losses	1,599	2,270	4,014	4,950

Net interest and fee income after provision for credit losses	16,041	13,913	30,857	26,902
Insurance and other income	1,229	1,217	2,584	2,389

Operating income	17,270	15,130	33,441	29,291

Salaries and benefits	5,254	4,391	10,399	8,824
General and administrative	3,078	2,971	5,824	5,797
Financing related costs	198	410	653	783

Income before income taxes	8,740	7,358	16,565	13,887
Income taxes	3,452	2,874	6,543	5,453

Net income	$5,288	$4,484	$10,022	$8,434

Basic earnings per share	$0.45	$0.39	$0.85	$0.73
Diluted earnings per share	$0.44	$0.38	$0.83	$0.71
Shares used in computing basic earnings per share	11,780,018	11,508,519	11,740,989	11,483,678
Shares used in computing diluted earnings per share	12,092,752	11,912,329	12,074,066	11,891,369
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income	Earnings	Equity
Balance, December 31, 2004	11,527,697	$115	$74,352	$(54)	$374	$15,563	$90,350

Issuance of common stock	19,792	—	356	—	—	—	356
Exercise of stock options	147,591	1	594	—	—	—	595
Tax benefit on stock options exercised	—	—	972	—	—	—	972
Payment of receivables	—	—	—	29	—	—	29
Restricted stock grant	60,145	1	(168)	—	—	—	(167)
Amortization of deferred compensation	—	—	1,080	—	—	—	1,080
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	3,146	—	3,146
Net income	—	—	—	—	—	16,248	16,248

Balance, December 31, 2005	11,755,225	117	77,186	(25)	3,520	31,811	112,609

Issuance of common stock	7,469	1	158	—	—	—	159
Exercise of stock options	115,131	1	524	—	—	—	525
Tax benefit on stock options exercised	—	—	759	—	—	—	759
Stock option compensation recognized	—	—	409	—	—	—	409
Payment of receivables	—	—	—	4	—	—	4
Restricted stock grant	98,607	1	(30)	—	—	—	(29)
Amortization of deferred compensation	—	—	598	—	—	—	598
Unrealized gains on cash flow hedges, net of tax	—	—	—	—	1,185	—	1,185
Net income	—	—	—	—	—	10,022	10,022

Balance, June 30, 2006	11,976,432	$120	$79,604	$(21)	$4,705	$41,833	$126,241

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$10,022	$8,434
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,333	2,064
Excess tax benefits from stock-based payment arrangements	(759)	—
Amortization of deferred gain on cash flow hedge	(756)	—
Provision for credit losses	4,014	4,950
Deferred taxes	(1,011)	5,453
Amortization deferred initial direct costs and fees	6,293	5,870
Deferred initial direct costs and fees	(8,764)	(6,817)
Effect of changes in other operating items:
Other assets	928	(1,258)
Other liabilities	4,317	4,249

Net cash provided by operating activities	16,617	22,945

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(179,920)	(162,335)
Principal collections on direct financing lease receivables	128,483	110,196
Security deposits collected, net of returns	(339)	317
Acquisitions of property and equipment	(358)	(699)
Change in restricted cash	(6,670)	(7,038)

Net cash used in investing activities	(58,804)	(59,559)

Cash flows from financing activities:
Issuances of common stock, net of terminations	162	195
Exercise of stock options	525	336
Excess tax benefits from stock-based payment arrangements	759	—
Term securitization repayments	(124,258)	(102,865)
Secured bank facility advances	74,995	15,865
Secured bank facility repayments	(66,936)	(15,865)
Warehouse advances	131,807	138,965
Warehouse repayments	(6,171)	(9,850)

Net cash provided by financing activities	10,883	26,781

Net decrease in cash and cash equivalents	(31,304)	(9,833)
Cash and cash equivalents, beginning of period	34,472	16,092

Cash and cash equivalents, end of period	$3,168	$6,259

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,324	$8,035
Cash paid for income taxes	$5,558	$276
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
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at June 30, 2006 and the results of operations for the three- and six-month periods ended June 30, 2006 and 2005, and cash flows for the six-month periods ended June 30, 2006 and 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on April 14, 2006. The consolidated results of operations for the three and six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation.
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
Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. We currently are in a net operating loss carry forwards (“NOLs”) position for state and federal income tax purposes. The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOLs from tax periods prior to the ownership change. Management believes that the corporate reorganization and initial public offering in November 2003 did not have a material effect on its ability to utilize these NOLs. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact its financial position and results of operations.
NOTE 3 — Net Investment in Direct Financing Leases
Net investment in direct financing leases consists of the following:

	June 30,	December 31,
	2006	2005
	(dollars in thousands)
Minimum lease payments receivable	$717,603	$660,946
Estimated residual value of equipment	46,187	44,279
Unearned lease income, net of initial direct costs and fees deferred	(115,196)	(106,083)
Security deposits	(18,409)	(18,748)
Allowance for credit losses	(7,370)	(7,813)

	$622,815	$572,581

Substantially all of the Company’s leases are assigned as collateral for borrowings.
Initial direct costs net of fees deferred were $20.8 million and $18.4 million as of June 30, 2006 and December 31, 2005, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At June 30, 2006 and December 31, 2005, $32.6 million and $30.3 million, respectively, of residual assets retained on our balance sheet were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of June 30, 2006:

	Minimum lease	Income
Period Ending	payments receivable	Amortization
December 31:	June 30, 2006	June 30, 2006
	(dollars in thousands)
2006	$152,591	$33,344
2007	250,773	45,244
2008	170,246	23,587
2009	92,953	10,030
2010	43,806	2,791
Thereafter	7,234	200

	$717,603	$115,196

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
In June and September 2005, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $225.0 million to commence in September 2006 related to its forecasted 2006 term note securitization transaction. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $5.0 million and $2.3 million as of June 30, 2006 and December 31, 2005, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $3.0 million and $1.4 million, net of tax, as of June 30, 2006 and December 31, 2005, respectively. The Company expects to terminate these agreements simultaneously with the pricing of its 2006 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.
In October and December 2004, the Company had entered into similar forward starting interest rate swap agreements with total underlying notional amounts of $250.0 million to commence in August 2005 related to its 2005 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2005 term securitization issued on August 11, 2005 and is amortizing the realized gains of $3.2 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $1.0 million and $1.5 million, net of tax, as of June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006 and the year ended December 31, 2005, the Company amortized $756,000 and $687,000, respectively, of deferred gains to lower interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify $609,000, net of tax, into earnings over the next twelve months.
We issued a term note securitization on July 22, 2004 where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. As of June 30, 2006, we had interest rate swap agreements related to these transactions with underlying notional amounts of $61.6 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $1.1 million for both June 30, 2006 and December 31, 2005. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $658,000 and $652,000, net of tax, as of June 30, 2006 and December 31, 2005, respectively. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the six-month period ended June 30, 2006.
During the six-month periods ended June 30, 2006 and 2005, the Company recognized a net gain of $70,000 and a net loss of $16,000, respectively, in other financing costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. As of June 30, 2006 and December 31, 2005, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $0 and $512,000, respectively. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at a fair value of $146,000 and $76,000 as of June 30, 2006 and December 31, 2005, respectively. This derivative is also related to the 2004 term securitization and is intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in our warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $642,000 and $103,000 as of June 30, 2006 and December 31, 2005, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of June 30, 2006 and December 31, 2005 was $129.0 million and $155.1 million, respectively. The Company also sells interest-rate caps to generate premium revenues to partially offset the premium cost of purchasing its required interest rate caps. As of June 30, 2006 and December 31, 2005, the notional amount of interest-rate cap sold agreements totaled $60.1 million and $64.6 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $612,000 and $81,000 as of June 30, 2006 and December 31, 2005, respectively.
NOTE 5 — Other Comprehensive Income
The following table details the components of other comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
Net income, as reported	$5,288	$4,484	$10,022	$8,434

Changes in fair values of derivatives qualifying as cash flow hedges	805	2,021	1,968	1,598
Tax effect	(320)	(804)	(783)	(636)

Changes in fair values of derivatives qualifying as cash flow hedges, net of tax	485	1,217	1,185	962

Comprehensive income	$5,773	$5,701	$11,207	$9,396

NOTE 6 — Earnings Per Common Share
Earnings per common share (“EPS”) was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$5,288	$4,484	$10,022	$8,434

Weighted average common shares outstanding used in computing basic EPS	11,780	11,509	11,741	11,484
Effect of dilutive securities:
Stock options and restricted stock	313	403	333	407

Adjusted weighted average common shares used in computing diluted EPS	12,093	11,912	12,074	11,891

Net earnings per common share:
Basic	$0.45	$0.39	$0.85	$0.73
Diluted	$0.44	$0.38	$0.83	$0.71
The shares used in computing diluted earnings per share exclude options to purchase 341,045 and 8,805 shares of common stock for the three-month periods ended June 30, 2006 and June 30, 2005, respectively, as inclusion of such shares would be anti-dilutive.
The shares used in computing diluted earnings per share exclude options to purchase 280,895 and 8,805 shares of common stock for the six-month periods ended June 30, 2006 and 2005, respectively.

NOTE 7 — Stock-Based Compensation
Under the terms of the Marlin Business Services Corp. 2003 Equity Compensation Plan (as amended, the “2003 Plan”), employees, certain consultants and advisors, and non-employee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 2,100,000.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS 123(R) amended SFAS 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance on the valuation of share-based payments for public companies. SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS 123(R) establishes fair value as the measurement method in accounting for share-based payment transactions with employees.
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
Prior to the adoption of SFAS 123(R), the Company applied the recognition and measurement principles of APB 25 as allowed by SFAS 123 and SFAS 148, Accounting for Stock-based Compensation – Transition and Disclosure. Accordingly, no stock-based compensation was recognized in net income for stock options granted with an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time. The following table presents the pro forma impact on earnings and earnings per share for the three- and six-month periods ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$4,484	$8,434
Add: Stock-option-based employee compensation expense included in net income, net of tax	156	274
Deduct: Total stock-option-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(247)	(452)

Pro forma net income	$4,393	$8,256

Basic earnings per share:
As reported	$0.39	$0.73
Pro forma	0.38	0.72
Diluted earnings per share:
As reported	0.38	0.71
Pro forma	0.37	0.69
The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense during the three- and six-month periods ended June 30, 2006 of $225,000 and $409,000, respectively. For the three- and six-month periods ended June 30, 2006, the incremental stock-based compensation expense decreased income before income taxes by $225,000 and $409,000, respectively, decreased net income by $136,000 and $246,000, respectively, and decreased basic and diluted earnings per share by $0.01 and $0.02, respectively. During the three- and six-month periods ended June 30, 2006, excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $226,000 and $759,000, respectively.

Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. Of the total options granted during the six-month period ended June 30, 2006, 58,792 shares are contingent on performance factors. The Company has recognized expense related to performance options based on the most probable performance target as of June 30, 2006.
The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
The fair value of each stock option granted during the three- and six-month periods ended June 30, 2006 and 2005 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the three months ended June 30, 2006 and 2005, was $8.24 and $7.62 per share, respectively. The weighted-average grant-date fair value of stock options issued for the six months ended June 30, 2006 and 2005 was $8.50 and $6.56 per share, respectively. The following weighted average assumptions were used for valuing option grants made during the three-month and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30
	2006	2005	2006	2005
Risk-free interest rate	5.04%	3.90%	4.84%	3.72%
Expected life (years)	5	5	5	5
Expected volatility	35%	35%	35%	35%
Expected dividends	—	—	—	—
Estimated forfeitures	—	—	—	—
The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted during 2006 represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed under SAB 107. The expected life for options granted during 2005 was based on the average vesting period and the average contractual life with the weighting toward the vesting period based on historical data of option exercises. The expected volatility was determined using historical volatilities based on historical stock prices. The Company does not grant dividends, and therefore did not assume expected dividends. The Company believes it does not have adequate historical data to estimate forfeitures as of June 30, 2006.
A summary of option activity for the six months ended June 30, 2006 follows:

		Weighted
		Average
Options	Shares	Exercise Price
Outstanding at January 1, 2006	1,002,258	$9.56
Granted	87,477	21.60
Exercised	(68,002)	2.37
Forfeited	(33,955)	16.02
Expired	—	—

Outstanding at March 31, 2006	987,778	$10.88
Granted	21,954	21.57
Exercised	(47,129)	7.27
Forfeited	(2,262)	19.83
Expired	—	—

Outstanding at June 30, 2006	960,341	$11.28

During the three- and six-month periods ended June 30, 2006, the Company recognized total compensation expense related to options of $233,000 and $417,000, respectively, of which $179,000 and $362,000, respectively, related to options issued prior to 2006. The total pre-tax intrinsic value of stock options exercised was $680,000 and $2.0 million, respectively, for the three- and six-month periods ended June 30, 2006. The related tax benefits realized from the exercise of stock options for the three- and six-month periods ended June 30, 2006 were $226,000 and $759,000, respectively.
The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2006:

Options Outstanding					Options Exercisable
		Weighted		Aggregate				Aggregate
		Average	Weighted	Intrinsic		Weighted	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Average Remaining	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(in thousands)	Exercisable	Life (Years)	Exercise Price	(in thousands)
$1.90 - 3.39	260,328	4.7	$3.14	$5,056	245,103	4.6	$3.12	$4,765
4.23 - 5.01	106,791	3.8	4.41	1,938	106,791	3.8	4.41	1.938
10.18	164,535	5.4	10.18	2,037	159,697	5.4	10.18	1,977
14.00-16.02	99,000	7.6	14.73	775	38,788	7.5	14.39	317
17.52-22.25	329,687	6.7	19.45	1,025	36,620	6.1	18.13	162

	960,341	5.7	$11.28	$10,831	586,999	5.0	$6.96	$9,159

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $22.56 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
As of June 30, 2006, the total future compensation cost related to non-vested stock options not yet recognized in the statement of operations was $2.2 million and the weighted average period over which these awards are expected to be recognized was 3.30 years.
Restricted Stock Awards
Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The vesting period for restricted stock awards ranges from 3 to 10 years. All awards issued contain service conditions based on the participant’s continued service with the Company, and may provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
The vesting of certain restricted shares may be accelerated to a minimum of 3 to 4 years based on achievement of various individual and Company performance measures. In addition, the Company has issued certain shares under a Management Stock Ownership Program. Under this program, restrictions on the shares lapse at the end of 10 years but may lapse (vest) in a minimum of three years if the employee continues in service at the Company and owns a matching number of other common shares in addition to the restricted shares.
Of the total restricted stock awards granted during the six-month period ended June 30, 2006, 21,497 shares may be subject to accelerated vesting based on performance factors and 32,325 shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance target as of June 30, 2006.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination of Board service.

The following table summarizes the activity of the non-vested restricted stock during the six months ended June 30, 2006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2006	141,180	$16.91
Granted	9,035	21.60
Vested	(36,250)	16.02
Forfeited	(2,762)	17.52

Non-vested restricted stock at March 31, 2006	111,203	$17.56
Granted	94,167	21.77
Vested	—	—
Forfeited	(1,833)	18.08

Non-vested restricted stock at June 30, 2006	203,537	$19.51

The Company believes it does not have adequate historical data to estimate forfeitures as of June 30, 2006. During the three- and six-month periods ended June 30, 2006 the Company recorded deferred compensation totaling $2.1 million and $2.2 million, respectively, related to restricted stock awards. As vesting occurs, or is deemed likely to occur, compensation expense is recognized and deferred compensation is reduced on the balance sheet. The Company recognized $314,000 and $561,000 of compensation expense related to restricted stock for the three- and six-month periods ended June 30, 2006. As of June 30, 2006, there was $3.2 million of unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over a weighted average period of 2.9 years. The fair value of shares vested during the three- and six-month periods ended June 30, 2006 was zero and $828,000, respectively.
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

Overview
We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At June 30, 2006, our lease portfolio consisted of approximately 107,000 accounts with an average original term of 47 months and average original transaction size of approximately $9,500.
Since our founding in 1997, we have grown to $698.1million in total assets at June 30, 2006. Our assets are substantially comprised of our net investment in leases which totaled $622.8 million at June 30, 2006. Our lease portfolio grew approximately 15.9% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added four regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Salt Lake City, Utah in 2006. Growing the lease portfolio while maintaining asset quality remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.
We generally reach our lessees through a network of independent equipment dealers and lease brokers. The number of dealers and brokers that we conduct business with depends primarily on the number of sales account executives we have. Accordingly, growth indicators management evaluates regularly are sales account executive staffing levels and the activity of our origination sources, which are shown below.

						Six
						Months Ended
	As of or For the Years Ended December 31,					June 30,
	2001	2002	2003	2004	2005	2006
Number of sales account executives	50	67	84	100	103	103
Number of originating sources (1)	815	929	1,147	1,244	1,295	1,276

(1)	Monthly average of origination sources generating lease volume.
Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended June 30, 2006, our net credit losses were 1.44% of our average net investment in leases. We establish reserves for credit losses which requires us to estimate expected losses in our portfolio.
Our leases are classified under generally accepted accounting principles in the United States of America as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our investment in leases is reflected in our consolidated financial statements as “net investment in direct financing leases.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 70% of our lease portfolio at June 30, 2006 amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate financing sources consist of a revolving bank facility and two commercial paper (“CP”) conduit warehouse facilities. We issue fixed-rate term debt through the asset-backed securitization market. Typically, leases are funded through variable-rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of June 30, 2006, $392.6 million or 74.6% of our borrowings were fixed-rate term note securitizations.

Since we initially finance our fixed-rate leases with variable-rate financing, our earnings are exposed to interest rate risk should interest rates rise before we complete our fixed-rate term note securitizations. We generally benefit in times of falling and low interest rates. We are also dependent upon obtaining future financing to refinance our warehouse lines of credit in order to grow our lease portfolio. We currently plan to complete a fixed-rate term note securitization at least once a year. Failure to obtain such financing, or other alternate financing, would significantly restrict our growth and future financial performance. We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the balance sheet at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including credit losses, residuals, initial direct costs and fees, other fees and deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Our consolidated financial statements are based on the selection and application of critical accounting policies, the most significant of which are described below.
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
Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. We currently are in a net operating loss carry forwards (“NOLs”) position for state and federal income tax purposes. The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOLs from tax periods prior to the ownership change. Management believes that the corporate reorganization and initial public offering in November 2003 did not have a material effect on its ability to utilize these NOLs. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact its financial position and results of operations.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2006 and 2005
Net income. Net income was $5.3 million for the three-month period ended June 30, 2006. This represented an $804,000 or 17.8% increase from $4.5 million net income reported for the three-month period ended June 30, 2005. During the three months ended June 30, 2006, net interest and fee income increased due to growth in our investment in direct financing leases.
Diluted net income per share was $0.44 for the three-month period ended June 30, 2006 and $0.38 for the three-month period ended June 30, 2005.
Due to better than expected collections on leases in areas affected by Hurricane Katrina, net income for the second quarter of 2006 was positively impacted by an after-tax reduction of the allowance for credit losses of $545,000, or $0.045 diluted earnings per share.
During the three months ended June 30, 2006, we generated 8,553 new leases with a cost of $97.9 million compared to 8,798 leases with a cost of $85.0 million generated for the three months ended June 30, 2005. Overall, our average net investment in direct financing leases (“DFL”) at June 30, 2006 increased 15.2% to $591.9 million compared to June 30, 2005.

	Three Months Ended June 30,
	2006	2005
	(dollars in thousands)
Interest income	$18,549	$16,389
Fee income	5,097	4,586

Interest and fee income	23,646	20,975
Interest expense	6,006	4,792

Net interest and fee income	$17,640	$16,183

Average net investment in direct financing leases(1)	$591,905	$513,919

Percent of average net investment in direct financing leases:
Interest income	12.54%	12.76%
Fee income	3.44	3.57

Interest and fee income	15.98	16.33
Interest expense	4.06	3.73

Net interest and fee margin	11.92%	12.60%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.

Net interest and fee margin. Net interest and fee income increased $1.4 million, or 8.6%, to $17.6 million for the three months ended June 30, 2006 from $16.2 million for the three months ended June 30, 2005. The annualized net interest and fee margin decreased 68 basis points to 11.92% in the three-month period ended June 30, 2006 from 12.60% for the same period in 2005.
Interest income, net of amortized initial direct costs and fees, increased $2.1 million, or 12.8%, to $18.5 million for the three-month period ended June 30, 2006 from $16.4 million for the three-month period ended June 30, 2005. The increase in interest income was due principally to a 15.2% growth in the average net investment in direct financing leases outstanding which increased $78.0 million to $591.9 million at June 30, 2006 from $513.9 million at June 30, 2005. The weighted average implicit interest rate on new leases originated was 12.68% for the three-month period ended June 30, 2006 compared to 12.70% for the three month period ended June 30, 2005.
Fee income increased $511,000, or 10.9%, to $5.1 million for the three-month period ended June 30, 2006 from $4.6 million for the same period in 2005. All major components of fee income contributed to the increase in the 2006 period consistent with the continued growth in our lease portfolio. The largest increases came from higher net residual income that grew $174,000 to $1.8 million for the three-month period ended June 30, 2006, compared to $1.6 million for the same period in 2005 and late fee income that grew $280,000 to $2.7 million for the three-month period ended June 30, 2006, compared to $2.4 million for the same period in 2005. Growth in residual income is reflective of the seasoning of our lease portfolio with more contracts reaching end of term and moving into renewal status. Fee income, as an annualized percentage of the average net investment in DFL, decreased 13 basis points to 3.44% for the three-month period ended June 30, 2006 from 3.57% for the same period in 2005.
Interest expense increased $1.2 million to $6.0 million for the three-month period ended June 30, 2006 from $4.8 million for the same period in 2005. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies including variable-rate warehouse facilities. Interest expense, as an annualized percentage of the average net investment in DFL, increased 33 basis points to 4.06% for the three-month period ended June 30, 2006, from 3.73% for the same period in 2005. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.
Interest expense as a percentage of weighted average borrowings was 4.69% for the quarter ended June 30, 2006 compared to 4.21% for the same period in 2005. The higher interest costs reflect a generally rising interest rate environment which has affected both our variable-rate warehouse lines and our fixed-rate term securitizations. The average balance for our warehouse facilities was $91.0 million for the three months ended June 30, 2006 compared to $108.3 million for the same period ended June 30, 2005. The average borrowing cost for our warehouse facilities was 5.79% for the three months ended June 30, 2006 compared to 4.10% for the three months ended June 30, 2005. The Federal Reserve has increased its targeted fed funds rate 8 times for a total of 2.00% since June 30, 2005. These increases have generally increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities.
Interest costs on our August 2005 issued term securitization borrowing increased over those issued in 2003 and 2004 due to the rising interest rate environment. For the three months ended June 30, 2006, average term securitization borrowings outstanding were $421.6 million at a weighted average coupon of 4.09% compared with $344.3 million at a weighted average coupon of 3.69% for the same period in 2005. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing.
Insurance and other income. Insurance and other income was approximately unchanged at $1.2 million for the three-month periods ended June 30, 2006 and June 30, 2005.
Salaries and benefits expense. Salaries and benefits expense increased $863,000, or 20.5%, to $5.3 million for the three months ended June 30, 2006 from $4.4 million for the same period in 2005. Total personnel increased to 319 at June 30, 2006 from 277 at June 30, 2005. We continue to add personnel to aid and support our continued growth. For the three months ended June 30, 2006 compared to the same period in 2005, credit compensation increased $142,000 related to additional hiring of credit analysts and sales related compensation increased $405,000 primarily due to increased salaries and commissions earned for the period. Compensation in management and other support areas increased $289,000, of which $225,000 was related to the adoption of SFAS 123(R) and approximately $122,000 was related to Marlin Business Bank (in organization).

General and administrative expense. General and administrative expenses increased $107,000, or 3.3%, to $3.1 million for the three months ended June 30, 2006 from $3.0 million for the same period in 2005. The increase in general and administrative expenses included increased audit related expense of $151,000 and increased recruiting fees of $88,000.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs decreased $212,000 to $198,000 for the three-month period ended June 30, 2006 from $410,000 for the same period in 2005. Mark-to-market income of $85,000 was recorded on our interest rate caps for the three-month period ended June 30, 2006 compared with $62,000 of expense for the three-month period ended June 30, 2005. Commitment fees were $283,000 for the three-month period ended June 30, 2006 compared with $348,000 for the three-month period ended June 30, 2005.
Provision for credit losses. The provision for credit losses decreased $671,000, or 30.4%, to $1.6 million for the three-month period ended June 30, 2006 from $2.3 million for the same period in 2005. The decrease in our provision for credit losses resulted primarily from improved credit quality of the leases in areas affected by Hurricane Katrina. Net charge-offs were $2.1 million for the three-month period ended June 30, 2006 and $2.2 million for the same period in 2005. During the third quarter of 2005 we recorded additional reserves of $1.25 million for expected losses from the areas hardest hit by Hurricane Katrina. This additional reserve was initially estimated based on our total estimated exposure of $4.8 million in net investment in direct financing leases in the most affected areas at the time. Through June 30, 2006, we have yet to experience significant aggregate charge-offs related to Hurricane Katrina. However, in 2005, we restructured approximately $1.0 million in net investment in leases in the Gulf States region by deferring payments on such leases generally until January 2006. Based on our ongoing monitoring of this portfolio segment, during the second quarter of 2006 we determined that the approximately $901,000 remaining additional reserve for Katrina losses was no longer required, resulting in a reduction of the provision.
Provision for income taxes. The provision for income taxes increased 20.7% to $3.5 million for the three-month period ended June 30, 2006 from $2.9 million for the same period in 2005. The increase is primarily attributable to the increase in pretax income. Our effective tax rates were 39.5% and 39.1%, respectively, for the three-month periods ended June 30, 2006 and 2005.
Comparison of the Six Months Ended June 30, 2006 and 2005
Net income. Net income was $10.0 million for the six-month period ended June 30, 2006. This represented a $1.6 million, or 19.0%, increase from $8.4 million net income reported for the same period of 2005. During the six months ended June 30, 2006, we generated 16,287 new leases with a cost of $179.9 million compared to 17,046 leases with a cost of $162.4 million generated for the six-month period ended June 30, 2005. The weighted average implicit interest rate on new leases originated was 12.75% for the six-month period ended June 30, 2006 compared to 12.77% for same period in 2005. Overall, our average net investment in direct financing leases grew 15.5%, to $580.1 million at June 30, 2006 from $502.1 million at June 30, 2005.
Diluted net income per share for the six months ended June 30, 2006 was $0.83, a 16.9% increase over $0.71 per diluted share reported in the same period of 2005. Annualized returns on average assets and equity for the six months ended June 30, 2006 were 2.96% and 16.80%, respectively.
Due to better than expected collections on leases in areas affected by Hurricane Katrina, net income for the second quarter of 2006 was positively impacted by an after-tax reduction of the allowance for credit losses of $545,000, or $0.045 diluted earnings per share.

	Six Months Ended June 30,
	2006	2005
	(dollars in thousands)
Interest income	$36,368	$32,103
Fee income	10,004	9,034

Interest and fee income	46,372	41,137
Interest expense	11,501	9,285

Net interest and fee income	$34,871	$31,852

Average net investment in direct financing leases(1)	$580,077	$502,106

Percent of average net investment in direct financing leases:
Interest income	12.54%	12.79%
Fee income	3.45	3.60

Interest and fee income	15.99	16.39
Interest expense	3.97	3.70

Net interest and fee margin	12.02%	12.69%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.
Net interest and fee margin. Net interest and fee income increased $3.0 million, or 9.4%, to $34.9 million for the six months ended June 30, 2006 from $31.9 million for the six months ended June 30, 2005, primarily due to continued growth in our lease portfolio. The increase in the annualized net interest and fee margin represents a decrease of 67 basis points to 12.02% in the six-month period ended June 30, 2006 from 12.69% for the same period in 2005.
Interest income, net of amortized initial direct costs and fees, increased $4.3 million, or 13.4%, to $36.4 million for the six-month period ended June 30, 2006 from $32.1 million for the six-month period ended June 30, 2005. The increase in interest income was principally due to a 15.5% growth in the average net investment in direct financing leases outstanding which increased $78.0 million to $580.1 million at June 30, 2006 from $502.1 million at June 30, 2005. For the six-month period ended June 30, 2006 compared to the same period in 2005, our interest income yield as a percentage of the average net investment in direct financing leases declined by 25 basis points. This reduction is due in part to competition in small-ticket leasing and a generally low interest rate environment.
Fee income increased $970,000, or 11.1%, to $10.0 million for the six-month period ended June 30, 2006 from $9.0 million for the same period in 2005. The increase in fee income resulted primarily from increased late fees earned of $431,000, and net residual income of $473,000. Fee income, as an annualized percentage of the average net investment in direct financing leases, decreased 15 basis points to 3.45% for the six-month period ended June 30, 2006, from 3.60% for the same period in 2005. The increase in late fee income is attributed to the continued growth of our lease portfolio and improved collection efforts made in this area since 2004. Net residual income increased along with the growth and seasoning of our portfolio with an increased number of lease contracts reaching end of term and entering a renewal period.
Interest expense increased $2.2 million to $11.5 million for the six-month period ended June 30, 2006 from $9.3 million for the same period in 2005. Interest expense, as an annualized percentage of the average net investment in direct financing leases, increased 27 basis points to 3.97% for the six-month period ended June 30, 2006, from 3.70% for the same period in 2005. This increase is due in part to a higher level of fixed-rate term borrowings in the 2006 period versus the prior period and higher interest rates on the Company’s warehouse facilities due to increased market interest rates. During the six months ended June 30, 2006, average term securitization borrowings outstanding were $452.6 million representing 89.4% of total borrowings compared with $370.1 million and 83.0% of total borrowings in the same prior year period.
Interest expense as a percentage of weighted average borrowings was 4.54% for the six months ended June 30, 2006 compared to 4.15% for the same period in 2005. The average balance for our warehouse facilities was $53.5 million for the six months ended June 30, 2006 compared to $75.6 million for the same period ended June 30, 2005. The average borrowing costs for our warehouse facilities was 5.82% for the six months ended June 30, 2006 compared to 3.99% for six months ended June 30, 2005. The Federal Reserve has increased its targeted fed funds rate eight times for a total of 2.00% since June 30, 2005. These increases have generally increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities.
Interest costs on our August 2005 issued term securitization borrowing increased over those issued in 2003 and 2004 due to the rising interest rate environment. For the six months ended June 30, 2006, average term securitization borrowings outstanding were $452.6 million at a weighted average coupon of 4.04% compared with $370.1 million, at a weighted average coupon of 3.62 % for the same period in 2005. On August 18, 2005, we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximately 4.81% over the term of the financing. After the effects of hedging and other transacation costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing.
Insurance and other income. Insurance and other income increased $195,000, or 8.3%, to $2.6 million for the six-month period ended June 30, 2006, from $2.4 million for the same period in 2005. The increase is primarily related to higher insurance income of $370,000 partially offset by $187,000 in higher insurance claims.
Salaries and benefits expense. Salaries and benefits expense increased $1.6 million, or 18.2%, to $10.4 million for the six months ended June 30, 2006 from $8.8 million for the same period in 2005. For the six months ended June 30, 2006 compared to the same period in 2005, sales and credit compensation increased $593,000 related to additional hiring of sales account executives and credit analysts. Compensation in management and support areas increased $967,000, mainly due to additional staffing as total personnel increased to 319 at June 30, 2006 from 277 at June 30, 2005. Incremental stock-based compensation expense of $409,000 was also recognized due to the implementation of SFAS 123(R). Annualized salaries and benefits expense, as a percentage of the average net investment in DFL, were 3.59% for the six-month period ended June 30, 2006 compared with 3.51% for the same period in 2005.
General and administrative expense. General and administrative expenses were $5.8 million for both the six month periods ended June 30, 2006 and June 30, 2005. Annualized general and administrative expenses, as a percentage of the average net investment in DFL, were 2.01% for the six-month period ended June 30, 2006, compared with 2.31% for the same period in 2005.
Financing related costs. Financing related costs include commitment fees paid to our financing sources, hedge costs pertaining to our interest rate caps and interest rate swaps used to limit our exposure to an increase in interest rates, and costs pertaining to our interest rate swaps that do not qualify for hedge accounting. Financing related costs decreased $130,000 to $653,000 for the six-month period ended June 30, 2006 from $783,000 for the same period in 2005 principally due to a decrease in hedge costs. Market-to-market income recognized on our interest rate caps and interest rate swaps was $70,000 for the six-month period ended June 30, 2006 compared with expense of $82,000 for the six months ended June 30, 2005. Commitment fees were $723,000 for the six-month period ended June 30, 2006 compared with $701,000 for the six-month period ended June 30, 2005.
Provision for credit losses. The provision for credit losses decreased $936,000, or 20.0%, to $4.0 million for the six months ended June 30, 2006 from $5.0 million for the same period in 2005. The decrease in our provision for credit losses resulted principally from improved credit quality of the leases affected by Hurricane Katrina. Net charge-offs were $4.5 million for the six-month period ended June 30, 2006 and $4.7 million for the same period in 2005. Annualized net charge-offs, as a percentage of the average net investment in DFL, were 1.54% for the six-month period ended June 30, 2006 compared with 1.85% for the same period in 2005. During the third quarter of 2005, we recorded additional reserves of $1.25 million for expected losses from the areas hardest hit by Hurricane Katrina. This additional reserve was initially estimated based on our total estimated exposure of $4.8 million in net investment in direct financing leases in the most affected areas at the time. Through June 30, 2006, we have yet to experience significant aggregate charge-offs related to Hurricane Katrina. However, in 2005, we restructured approximately $1.0 million in net investment in leases in the Gulf States region by deferring payments on such leases generally until January 2006. Based on our ongoing monitoring of this portfolio segment, during the second quarter of 2006 we determined that the approximately $901,000 remaining additional reserve for Katrina losses was no longer required, resulting in a reduction of the provision.
Provision for income taxes. The provision for income taxes increased 18.2% to $6.5 million for the six-month period ended June 30, 2006 from $5.5 million for the same period in 2005. The increase is primarily attributable to the increase in pretax income. Our effective tax rate was 39.5% for the six-month period ended June 30, 2006 and 39.3% for the same period in 2005.
LEASE RECEIVABLES AND ASSET QUALITY
Our net investment in direct financing leases grew $50.2 million, or 8.8% to $622.8 million at June 30, 2006 from $572.6 million at December 31, 2005. The Company continues to pursue growth strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources.

The activity of the allowance for credit losses and delinquent accounts follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2006	2005	2006	2005	2005
Allowance for credit losses, beginning of period	$7,904	$6,316	$7,813	$6,062	$6,062
Provision for credit losses	1,599	2,270	4,014	4,950	10,886
Charge-offs, net	(2,133)	(2,231)	(4,457)	(4,657)	(9,135)

Allowance for credit losses, end of period	$7,370	$6,355	$7,370	$6,355	$7,813

Annualized net charge-offs to average net investment in leases (1)	1.44%	1.74%	1.54%	1.85%	1.74%
Allowance for credit losses to net investment in leases	1.21%	1.21%	1.21%	1.21%	1.39%

Average net investment in leases (1)	$591,905	$513,919	$580,077	$502,106	$523,948

Delinquencies 60 days or more past due	$3,867	$3,535	$3,867	$3,535	$4,063
Delinquencies 60 days or more past due (2)	0.54%	0.57%	0.54%	0.57%	0.61%

Allowance for credit losses to delinquent accounts 60 days or more past due	190.59%	179.77%	190.59%	179.77%	192.30%

Non-accrual leases	$1,648	$1,705	$1,648	$1,705	$2,017
Renegotiated leases	$4,346	$2,445	$4,346	$2,445	$4,140

(1)	Average net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred.

(2)	Calculated as a percent of minimum lease payments receivable.
Net investments in direct financing leases are charged-off when they are contractually past due 121 days and are reported net of recoveries. Income is not recognized on leases when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease becomes less than 90 days delinquent.
In the third quarter of 2005 we booked additional reserves for expected credit losses of $1.25 million based on our assessment of information available at the time on our lease portfolio’s exposure to those areas most impacted by Hurricane Katrina in late August 2005. Marlin estimates that it had approximately $4.8 million in net investment in leases outstanding in the areas most affected by Hurricane Katrina. As of June 30, 2006, we have charged off approximately $0.35 million and restructured approximately $1.0 million of these accounts by deferring lessee payments generally into the first quarter of 2006. Based on our ongoing monitoring of this portfolio segment, during the second quarter of 2006 we determined that approximately $901,000 in remaining reserves for Katrina losses was no longer required, resulting in a reduction of the provision.
Delinquent accounts 60 days or more past due as a percentage of minimum lease payments receivable declined to 0.54% at June 30, 2006 from 0.61% at December 31, 2005. Our usual experience and expectation is for slightly higher delinquency rates as of year-end as we believe our lessees tend to adjust their payment patterns around the year-end.
Residual Performance
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of June 30, 2006, approximately 70% of our leases were one dollar purchase option leases, 22% were fair market value leases and 8% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of June 30, 2006, there were $46.2 million of residual assets retained on our balance sheet, of which $32.6 million were related to copiers.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the three months ended June 30, 2006 and 2005, renewal income net of depreciation totaled $1.6 million and $1.5 million, respectively. For the six months ended June 30, 2006 and 2005, renewal income net of depreciation totaled $3.2 million and $2.9 million, respectively. For the three months ended June 30, 2006 and 2005, net gains on residual values disposed at end of term totaled $246,000 and $165,000, respectively. For the six months ended June 30, 2006 and 2005, net gains on residual values disposed at end of term totaled $292,000 and $182,000, respectively.
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
We used net cash in investing activities of $58.8 million for the six-month period ended June 30, 2006, and $59.6 million for the six-month period ended June 30, 2005. Investing activities primarily relate to lease origination activity.
Net cash provided by financing activities was $10.9 million for the six-month period ended June 30, 2006 and $26.8 million for the six-month period ended June 30, 2005. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $16.6 million for the six-month period ended June 30, 2006, and $22.9 million for the six-month period ended June 30, 2005.
We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. Total cash and cash equivalents as of June 30, 2006, was $3.2 million compared to $34.5 million at December 31, 2005.
As of June 30, 2006, we also had $54.5 million of cash that was classified as restricted cash, compared to $47.8 million at December 31, 2005. Restricted cash consists primarily of the cash reserve and advance payment accounts related to our term note securitizations.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the Six Months Ended June 30, 2006				As of June 30, 2006
		Maximum
	Maximum	Month-End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)
Revolving bank facility(1)	$40,000	$8,060	$3,993	7.89%	$8,060	8.25%	$31,940
CP conduit warehouse facilities (1)	225,000	125,635	49,499	5.65%	125,635	5.73%	99,365
Term note securitizations(2)	—	494,385	452,606	4.04%	392,591	4.13%	—

	$265,000		$506,098	4.23%	$526,286	4.58%	$131,305

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Revolving Bank Facility
As of June 30, 2006 and December 31, 2005, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 1.875%. The credit facility expires on August 31, 2007. There was $8.1 million outstanding under this facility at June 30, 2006 and $0 at December 31, 2005. For the six months ended June 30, 2006 and the year ended December 31, 2005, the Company incurred commitment fees on the unused portion of the credit facility of $98,000 and $84,000, respectively.
CP Conduit Warehouse Facilities
We have two Commercial Paper (“CP”) conduit warehouse facilities that allow us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transfer pools of leases and interests in the related equipment to special purpose, bankruptcy remote subsidiaries. These special purpose entities in turn pledge their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issues commercial paper to investors. The warehouse facilities allow the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. These facilities require that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest rate cap agreements.
00-A Warehouse Facility — This facility totals $125 million and expires in October 2006. The 00-A Warehouse Facility is credit enhanced through a third party financial guarantee insurance policy. For the six-month period ended June 30, 2006 and the year ended December 31, 2005, the weighted average interest rates were 5.70% and 3.74%, respectively. There was $49.2 million outstanding at June 30, 2006 and $0 outstanding under this facility as of December 31, 2005.
02-A Warehouse Facility — This facility totals $100 million and was renewed in March 2006, and expires in March 2009. For the six-month period ended June 30, 2006 and year ended December 31, 2005, the weighted average interest rate was 5.61% and 4.29%, respectively. There was $76.4 million outstanding under this facility at June 30, 2006 and $0 outstanding at December 31, 2005.
Term Note Securitizations
Since our founding, we have completed seven on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At June 30, 2006 and at December 31, 2005, outstanding term securitizations amounted to $392.6 million and $516.8 million, respectively.
On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million. This issue has a similar structure to our 2004 term securitization with 6 different classes of notes. Each class of notes has its own interest rate, repayment term and rating. The weighted average interest coupon of the 2005 term securitization will approximate 4.81% over the term of the financing. We entered into forward-starting interest rate swap agreements in advance of pricing our 2005 term securitization to hedge against rising interest rates. The Company terminated these swap agreements simultaneously with the pricing of the term securitization issued on August 11, 2005 and is amortizing the recognized gains of $3.2 million to reduce recorded interest expense over the term of the related borrowing. As a result of this hedging activity, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing.
Our borrowings, including our term note securitizations, are collateralized by the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.
Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement of $74.8 million and a maximum debt to equity ratio of 10 to 1. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of service termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of June 30, 2006, the Company was in compliance with terms of the warehouse facilities and term securitization agreements.
Other
In October 2005, Marlin submitted an application for an Industrial Bank Charter with the Federal Deposit Insurance Corporation (FDIC) and the State of Utah Department of Financial Institutions. On Friday, July 28, 2006 the FDIC announced that is has placed a six-month moratorium on all industrial bank applications, in response to the increasing number of applications by companies not already engaged in financial services. This moratorium does not change the Company’s commitment to move forward with the application. More information regarding the moratorium may be found at http://www.fdic.gov.
Contractual Obligations
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of June 30, 2006 were as follows:

	Contractual Obligations as of June 30, 2006
	(dollars in thousands)
		Operating	Leased	Capital
	Borrowings	Leases	Facilities	Leases	Total
2006	$234,182	$29	$830	$48	$235,089
2007	153,590	14	1,690	73	155,367
2008	87,556	3	1,506	34	89,099
2009	39,615	—	1,351	—	40,966
2010	11,228	—	1,281	—	12,509
Thereafter	115	—	2,898	—	3,013

Total	$526,286	$46	$9,556	$155	$536,043

MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed-and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings has ranged from zero to 36% of total borrowings and averaged 9.0%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization.
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
In June and September 2005, we entered forward-starting interest rate swap agreements with a total notional amount of $225.0 million to partially hedge our forecasted 2006 term note securitization. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $5.0 million and $2.3 million as of June 30, 2006 and December 31, 2005, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $3.0 million and $1.4 million, net of tax, as of June 30, 2006 and December 31, 2005, respectively. The Company expects to terminate these agreements simultaneously with the pricing of its 2006 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.
In October and December 2004 we entered forward-starting swap agreements with a total notional amount of $250 million to partially hedge our forecasted 2005 term securitization. On August 11, 2005, we terminated these interest rate swap agreements simultaneously with the pricing of our 2005 term securitization. The value of these interest rate swap agreements on the termination date was $3.2 million which we realized. These interest rate swap agreements were designated as cash flow hedges with the realized gains deferred and recorded in the equity section of the balance sheet of approximately $1.0 million and $1.5 million, net of tax, as of June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006 and the year ended December 31, 2005, the Company amortized $756,000 and $687,000, respectively, of deferred gains to lower interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify $609,000, net of tax, into earnings over the next twelve months.
On July 22, 2004 we issued a term note securitization where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to fixed interest costs to the Company for the term of the borrowing. As of June 30, 2006, we had interest rate swap agreements related to these transactions with underlying notional amounts of $61.6 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair value of $1.1 million as of June 30, 2006 and December 31, 2005. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $658,000 and $652,000, net of tax, as of June 30, 2006 and December 31, 2005, respectively. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the three- or six-month periods ended June 30, 2006.
During the six-month periods ended June 30, 2006 and 2005, the Company recognized a net gain of $70,000 and a net loss of $16,000, respectively, in other financing related costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. As of June 30, 2006 and December 31, 2005, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $0 and $512,000, respectively. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at a fair value of $146,000 and $76,000 as of June 30, 2006 and December 31, 2005, respectively. This derivative is also related to the 2004 term securitization and is intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in our warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $642,000 and $103,000 as of June 30, 2006 and December 31, 2005, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of June 30, 2006 and December 31, 2005 was $129.0 million and $155.1 million, respectively. The Company also sells interest rate caps to generate premium revenues to partially offset the premium cost of purchasing its required interest rate caps. As of June 30, 2006 and December 31, 2005, the notional amount of interest-rate cap sold agreements totaled $60.1 million and $64.6 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $612,000 and $81,000 as of June 30, 2006 and December 31, 2005, respectively.
The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of
June 30, 2006.

	Scheduled Maturity Date by Calendar Year
					2010 and
	2006	2007	2008	2009	Beyond	Total
	(dollars in thousands)
Debt:
Fixed-rate debt	$100,487	$153,590	$87,556	$39,615	$11,343	$392,591
Average fixed rate	4.11%	4.16%	4.27%	4.71%	4.94%	4.25%
Variable-rate debt	$133,695	—	—	—	—	$133,695
Average variable rate	5.88%	—	—	—	—	5.88%
Our warehouse facilities charge variable rates of interest based on LIBOR, prime rate or commercial paper interest rates. Because our assets are predominately fixed-rate, increases in these market interest rates would negatively impact earnings and decreases in the rates would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing under our new leases or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.
For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the twelve month period ended June 30, 2006 would have been to reduce net interest and fee income by approximately $472,000 based on our average variable-rate borrowings of approximately $47.2 million for the year then ended, excluding the effects of any changes in the value of derivatives and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the FASB issued Statement No. 123(R) Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (not later than January 1, 2006 for calendar-year-end companies). All public companies must use either the modified prospective or the modified retrospective transition method. The Company used the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123(R). Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123(R) and expensed as the awards vest based on their grant date fair value. Accordingly, the Company adopted this rule in the first quarter of 2006 and during the three- and six-month periods ended June 30, 2006, the Company recognized approximately $179,000 and $362,000 of pre-tax expense for the vesting of stock options issued prior to January 1, 2006.
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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of SFAS No. 133 and No. 140. This Statement, which becomes effective for fiscal years beginning after September 15, 2006, addresses certain beneficial interests in securitized financial assets. Because of the recent issuance of this Statement and the fiscal year 2007 effective date, the Company has not completed its initial assessment of the impact, if any, this Statement may have on its consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact, if any, of FIN 48 on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information appearing in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Interest Rate Risk and Sensitivity” under Item 2 of this Form 10-Q is incorporated herein by reference.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters To A Vote Of Security Holders
               On May 25, 2006, the Registrant held its Annual Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders re-elected six existing Directors and one new Director (Mr. Grzedzinski) to serve until the 2007 Annual Meeting of Shareholders and until their successors are elected and qualified. The vote on each Director is set forth below:

Name	For	Withheld
Daniel P. Dyer	10,496,610 shares	507,798 shares
Gary R. Shivers	10,500,810 shares	503,598 shares
John J. Calamari	10,379,728 shares	624,680 shares
Lawrence J. DeAngelo	10,500,810 shares	503,598 shares
Edward Grzedzinski	10,420,036 shares	584,372 shares
Kevin J. McGinty	10,453,636 shares	550,772 shares
James W. Wert	10,453,636 shares	550,772 shares
Item 5.     Other Information
None
Item 6.     Exhibits

Exhibit
Number	Description
3.1(3)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(2)†	2003 Equity Compensation Plan of the Registrant.

10.2(2)†	2003 Employee Stock Purchase Plan of the Registrant.

10.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation.

10.5(2)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.6(2)†	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10.7(2)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.8(12)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.

10.9(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10.10(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.11(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.12(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.

10.13(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.14(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.15(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.16(9)	Third Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 26, 2005, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

Exhibit
Number	Description
10.17(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10.18(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.19(1)	First Amendment to Series 2002-A Supplement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10.20(4)	Second Amendment to Series 2002-A Supplement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.21(4)	Third Amendment to Series 2002-A Supplement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.22(6)	Fifth Amendment to Series 2002-A Supplement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.

10.23(11)	Amended & Restated Series 2002-A Supplement to the Master Facility Agreement, dated as of March 15, 2006, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.

10.24(7)†	Compensation Policy for Non-Employee Independent Directors.

10.25(10)†	Transition & Release Agreement made as of December 6, 2005 (effective as of December 14, 2005) between Bruce E. Sickel and the Registrant.

16.1(8)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 26, 2005 filed on June 2, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 26, 2005 filed on August 26, 2005, and incorporated by reference herein.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 14, 2005 and filed on December 14, 2005, and incorporated by reference herein.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 15, 2006 and filed on March 17, 2006, and incorporated by reference herein.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 19, 2006 and filed on May 25, 2006, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARLIN BUSINESS SERVICES CORP.

(Registrant)

By:	/s/ Daniel P. Dyer	Chief Executive Officer

	Daniel P. Dyer	(Chief Executive Officer)

By:	/s/ Lynne C. Wilson

	Lynne C. Wilson	Chief Financial Officer & Senior Vice President (Principal Financial Officer)
Date: August 8, 2006