Form 10-Q
period 2006-09-30
MARLIN BUSINESS SERVICES CORP
filed 2006-11-06
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Yes ☐ No ☑
At October 31, 2006, 12,014,989 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2006

PART I. Financial Information
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$34,159	$34,472
Restricted cash	179,964	47,786
Net investment in direct financing leases	656,842	572,581
Property and equipment, net	3,573	3,776
Property tax receivables	721	191
Fair value of cash flow hedge derivatives	690	3,383
Other assets	10,970	8,800

Total assets	$886,919	$670,989

Liabilities and Stockholders’ Equity
Revolving and term secured borrowings	$712,355	$516,849
Other liabilities:
Fair value of cash flow hedge derivatives	1,801	—
Sales and property taxes payable	10,069	7,702
Accounts payable and accrued expenses	9,364	8,467
Deferred income tax liability	23,729	25,362

Total liabilities	757,318	558,380

Commitments and Contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,009,489 and 11,755,225 shares issued and outstanding, respectively	120	117
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	80,567	77,186
Stock subscription receivable	(19)	(25)
Cumulative other comprehensive income	2,370	3,520
Retained earnings	46,563	31,811

Total stockholders’ equity	129,601	112,609

Total liabilities and stockholders’ equity	$886,919	$670,989

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per-share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Interest income	$19,629	$17,490	$55,996	$49,593
Fee income	5,241	4,225	15,245	13,258

Interest and fee income	24,870	21,715	71,241	62,851
Interest expense	6,888	5,618	18,389	14,902

Net interest and fee income	17,982	16,097	52,852	47,949
Provision for credit losses	3,082	3,510	7,096	8,460

Net interest and fee income after provision for credit losses	14,900	12,587	45,756	39,489
Insurance and other income	1,365	1,162	3,949	3,551

Operating income	16,265	13,749	49,705	43,040

Non-interest expense:
Salaries and benefits	5,171	4,567	15,570	13,391
General and administrative	2,868	3,049	8,692	8,846
Financing related costs	408	390	1,060	1,173

Non-interest expense	8,447	8,006	25,322	23,410

Income before income taxes	7,818	5,743	24,383	19,630
Income taxes	3,088	2,299	9,631	7,753

Net income	$4,730	$3,444	$14,752	$11,877

Basic earnings per share	$0.40	$0.30	$1.25	$1.03
Diluted earnings per share	$0.39	$0.29	$1.22	$0.99

Shares used in computing basic earnings per share	11,838,677	11,608,450	11,775,028	11,524,164
Shares used in computing diluted earnings per share	12,154,889	12,048,274	12,114,655	11,953,274
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except per-share data)
(Unaudited)

			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income	Earnings	Equity
Balance, December 31, 2004	11,527,697	$115	$74,352	$(54)	$374	$15,563	$90,350

Issuance of common stock	19,792	—	356	—	—	—	356
Exercise of stock options	147,591	1	594	—	—	—	595
Tax benefit on stock options exercised	—	—	972	—	—	—	972
Payment of receivables	—	—	—	29	—	—	29
Restricted stock grant	60,145	1	(168)	—	—	—	(167)
Restricted stock compensation recognized	—	—	1,080	—	—	—	1,080
Unrealized gains (losses) on cash flow hedge derivatives, net of tax	—	—	—	—	3,146	—	3,146
Net income	—	—	—	—	—	16,248	16,248

Balance, December 31, 2005	11,755,225	117	77,186	(25)	3,520	31,811	112,609

Issuance of common stock	7,469	1	158	—	—	—	159
Exercise of stock options	143,994	1	633	—	—	—	634
Tax benefit on stock options exercised	—	—	960	—	—	—	960
Stock option compensation recognized	—	—	645	—	—	—	645
Payment of receivables	—	—	—	6	—	—	6
Restricted stock grant	102,801	1	(28)	—	—	—	(27)
Restricted stock compensation recognized	—	—	1,013	—	—	—	1,013
Unrealized gains (losses) on cash flow hedge derivatives, net of tax	—	—	—	—	(1,150)	—	(1,150)
Net income	—	—	—	—	—	14,752	14,752

Balance, September 30, 2006	12,009,489	$120	$80,567	$(19)	$2,370	$46,563	$129,601

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$14,752	$11,877
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,598	3,091
Excess tax benefits from stock-based payment arrangements	(960)	—
Amortization of deferred (gain) on cash flow hedge derivatives	(1,149)	(238)
Provision for credit losses	7,096	8,460
Deferred taxes	(870)	7,753
Amortization of deferred initial direct costs and fees	9,677	8,802
Deferred initial direct costs and fees	(13,817)	(10,725)
Effect of changes in other operating items:
Other assets	866	221
Other liabilities	3,326	4,320

Net cash provided by operating activities	22,519	33,561

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(281,882)	(241,951)
Principal collections on direct financing lease receivables	195,384	167,300
Security deposits collected, net of returns	(719)	(77)
Acquisitions of property and equipment	(702)	(925)
Change in restricted cash	(132,178)	(70,963)

Net cash used in investing activities	(220,097)	(146,616)

Cash flows from financing activities:
Issuances of common stock, net of terminations	165	199
Exercise of stock options	634	478
Excess tax benefits from stock-based payment arrangements	960	—
Term securitization advances	380,182	340,560
Term securitization repayments	(209,066)	(180,586)
Secured bank facility advances	154,558	50,581
Secured bank facility repayments	(130,168)	(50,581)
Warehouse advances	217,168	169,005
Warehouse repayments	(217,168)	(181,037)

Net cash provided by financing activities	197,265	148,619

Net decrease in cash and cash equivalents	(313)	35,564
Cash and cash equivalents, beginning of period	34,472	16,092

Cash and cash equivalents, end of period	$34,159	$51,656

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,132	$13,057
Cash paid for income taxes	$8,161	$370
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
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2006 and the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on April 14, 2006. The consolidated results of operations for the three- and nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation.
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
Securitizations. Since inception, the Company has completed eight term note securitizations of which five have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board (“FASB”) Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying consolidated balance sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
Derivatives. SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities, requires recognition of all derivatives at fair value as either assets or liabilities in the consolidated balance sheet. The accounting for subsequent changes in the fair value of these derivatives depends on whether it has been designated and qualifies for hedge accounting treatment pursuant to the accounting standard. For derivatives not designated or qualifying for hedge accounting, the related gain or loss is recognized in earnings for each period and included in other income or financing related costs in the consolidated statement of operations. For derivatives designated for hedge accounting, initial assessments are made as to whether the hedging relationship is expected to be highly effective and on-going periodic assessments may be required to determine the on-going effectiveness of the hedge. The gain or loss on derivatives qualifying for hedge accounting is recorded in other comprehensive income on the balance sheet net of tax effects (unrealized gain or loss on cash flow hedge derivatives) or in current period earnings depending on the effectiveness of the hedging relationship.
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

The Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective method in which compensation cost is recognized over the service period for all awards granted subsequent to the Company’s adoption of SFAS 123(R) as well as for the unvested portions of awards outstanding as of the Company’s adoption of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.
Prior to the adoption of SFAS 123(R), the Company applied the recognition and measurement principles of APB 25 as allowed by SFAS 123 and SFAS 148, Accounting for Stock-based Compensation - Transition and Disclosure. Accordingly, no stock-based compensation was recognized in net income for stock options granted with an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time.
Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. We currently are in a net operating loss carry forwards (“NOLs”) position for state and federal income tax purposes. The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOLs from tax periods prior to the ownership change. Management believes that the corporate reorganization and initial public offering in November 2003 did not have a material effect on its ability to utilize these NOLs. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.
NOTE 3 — Net Investment in Direct Financing Leases
Net investment in direct financing leases consists of the following:

	September 30,	December 31,
	2006	2005
	(dollars in thousands)
Minimum lease payments receivable	$757,041	$660,946
Estimated residual value of equipment	47,243	44,279
Unearned lease income, net of initial direct costs and fees deferred	(121,646)	(106,083)
Security deposits	(18,029)	(18,748)
Allowance for credit losses	(7,767)	(7,813)

	$656,842	$572,581

Substantially all of the Company’s leases are assigned as collateral for borrowings.

Initial direct costs net of fees deferred were $22.5 million and $18.4 million as of September 30, 2006 and December 31, 2005, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At September 30, 2006 and December 31, 2005, $33.8 million and $30.3 million, respectively, of residual assets retained on our balance sheet were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of September 30, 2006:

	Minimum Lease	Income
Period Ending	Payments Receivable	Amortization
December 31:	September 30, 2006	September 30, 2006
	(dollars in thousands)
2006	$82,056	$18,610
2007	282,333	54,410
2008	200,080	29,899
2009	117,154	13,622
2010	59,241	4,560
Thereafter	16,177	545

	$757,041	$121,646

NOTE 4 — Derivative Financial Instruments
We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the balance sheet at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities. The Company expects that its hedges will be highly effective in offsetting the changes in cash flows of the forecasted transactions over the terms of the hedges and has documented this expected relationship at the inception of each hedge. Hedge effectiveness is assessed using the dollar-offset “change in variable cash flows” method which involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable side of the swap to the present value of the cumulative change in the expected future cash flows on the hedged floating-rate asset or liability. The Company will retrospectively measure ineffectiveness using the same methodology. The gain or loss from the effective portion of a derivative designated as a cash flow hedge is recorded in other comprehensive income and the gain or loss from the ineffective portion is reported in earnings.
In August 2006, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $200.0 million to commence in October 2007 related to its forecasted October 2007 term note securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair value of $1.2 million as of September 30, 2006. These interest rate swap agreements were designated as cash flow hedges of the term note securitization transaction, with unrealized losses recorded in the equity section of the balance sheet of approximately $728,000, net of tax, as of September 30, 2006. The Company expects to terminate these agreements simultaneously with the pricing of its 2007 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.
In August 2006, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $100.0 million to commence in October 2008 related to its forecasted October 2008 term note securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair values of $593,000 as of September 30, 2006. These interest rate swap agreements were designated as cash flow hedges of the term note securitization transaction, with unrealized losses recorded in the equity section of the balance sheet of approximately $357,000, net of tax, as of September 30, 2006. The Company expects to terminate these agreements simultaneously with the pricing of its 2008 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.
In June and September 2005, the Company had entered into similar forward starting interest rate swap agreements with total underlying notional amounts of $225.0 million to commence in September 2006 related to its forecasted 2006 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2006 term securitization issued in September 2006 and is amortizing the realized gains of $3.7 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $2.2 million, net of tax, as of September 30, 2006. During the nine months ended September 30, 2006, the Company amortized $84,000 of deferred gains to decrease interest expense of the related 2006 term securitization borrowing. The Company expects to reclassify $1.0 million net of tax, into earnings over the next twelve months.

In October and December 2004, the Company had entered into similar forward starting interest rate swap agreements with total underlying notional amounts of $250.0 million to commence in August 2005 related to its forecasted 2005 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2005 term securitization issued in August 2005 and is amortizing the realized gains of $3.2 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $842,000 and $1.5 million, net of tax, as of September 30, 2006 and December 31, 2005, respectively. During the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company amortized $1.1 million and $687,000, respectively, of deferred gains to decrease interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify $526,000, net of tax, into earnings over the next twelve months.
We issued a term note securitization on July 22, 2004 where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. As of September 30, 2006, we had interest rate swap agreements related to these transactions with underlying notional amounts of $61.6 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $691,000 and $1.1 million at September 30, 2006 and December 31, 2005, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet at September 30, 2006 and December 31, 2005 of approximately $416,000 and $652,000, respectively, net of tax. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the nine-month period ended September 30, 2006.
During the nine-month periods ended September 30, 2006 and 2005, the Company recognized a net loss of $77,000 and a net loss of $13,000, respectively, in other financing costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. As of September 30, 2006 and December 31, 2005, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $0 and $512,000, respectively. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at a fair value of $1,000 at September 30, 2006 and in other assets at a fair value of $76,000 at December 31, 2005. This derivative is also related to the 2004 term securitization and is intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $266,000 and $103,000 as of September 30, 2006 and December 31, 2005, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest-rate caps owned as of September 30, 2006 and December 31, 2005 was $225.0 million and $155.1 million, respectively.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of September 30, 2006 and December 31, 2005, the notional amount of interest-rate cap sold agreements totaled $166.9 million and $64.6 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $258,000 and $81,000 as of September 30, 2006 and December 31, 2005, respectively.

NOTE 5 — Comprehensive Income
  The following table details the components of comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
Net income, as reported	$4,730	$3,444	$14,752	$11,877

Other comprehensive income:
Changes in fair values of cash flow hedge derivatives	(3,486)	3,647	(762)	5,245
Amortization of deferred loss (gain) on cash flow hedge derivatives	(393)	(238)	(1,149)	(238)
Tax effect	1,544	(1,358)	761	(1,995)

Total other comprehensive income	(2,335)	2,051	(1,150)	3,012

Comprehensive income	$2,395	$5,495	$13,602	$14,889

NOTE 6 — Earnings Per Common Share
Earnings per common share (“EPS”) was calculated as follows (dollars in thousands, except per-share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$4,730	$3,444	$14,752	$11,877

Weighted average common shares outstanding used in computing basic EPS	11,838,677	11,608,450	11,775,028	11,524,164
Effect of dilutive securities:
Stock options and restricted stock	316,212	439,824	339,627	429,110

Adjusted weighted average common shares used in computing diluted EPS	12,154,889	12,048,274	12,114,655	11,953,274

Net earnings per common share:
Basic	$0.40	$0.30	$1.25	$1.03
Diluted	$0.39	$0.29	$1.22	$0.99
The shares used in computing diluted earnings per share exclude options to purchase 355,215 shares of common stock for the three-month period ended September 30, 2006, as inclusion of such shares would be anti-dilutive. For the three-month period ended September 30, 2005 there were no options whose inclusion would have been anti-dilutive.
The shares used in computing diluted earnings per share exclude options to purchase 316,217 and 5,500 shares of common stock for the nine-month periods ended September 30, 2006 and 2005, respectively.
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
The Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective method in which compensation cost is recognized over the service period for all awards granted subsequent to the Company’s adoption of SFAS 123(R) as well as for the unvested portions of awards outstanding as of the Company’s adoption of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.
Prior to the adoption of SFAS 123(R), the Company applied the recognition and measurement principles of APB 25 as allowed by SFAS 123 and SFAS 148, Accounting for Stock-based Compensation - Transition and Disclosure. Accordingly, no stock-based compensation was recognized in net income for stock options granted with an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time.
The following table presents the pro forma impact on earnings and earnings per share for the three- and nine-month periods ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$3,444	$11,877
Add: Stock-option-based employee compensation expense included in net income, net of tax	172	446
Deduct: Total stock-option-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(261)	(709)

Pro forma net income	$3,355	$11,614

Basic earnings per share:
As reported	$0.30	$1.03
Pro forma	0.29	1.01
Diluted earnings per share:
As reported	0.29	0.99
Pro forma	0.28	0.97
The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense during the three- and nine-month periods ended September 30, 2006 of $240,000 and $657,000, respectively. For the three- and nine-month periods ended September 30, 2006, the incremental stock-based compensation expense decreased income before income taxes by $240,000 and $657,000, respectively, decreased net income by $144,000 and $395,000, respectively, and decreased basic and diluted earnings per share by $0.01 and $0.03, respectively. During the three- and nine-month periods ended September 30, 2006, excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $200,000 and $960,000, respectively.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. Of the total options granted during the nine-month period ended September 30, 2006, 58,792 shares are contingent on performance factors. The Company has recognized expense related to performance options based on the most probable performance target as of September 30, 2006.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
The fair value of each stock option granted during the three- and nine-month periods ended September 30, 2006 and 2005 was estimated on the date of the grant using the Black-Scholes option pricing model. There were no stock options issued for the three months ended September 30, 2006. The weighted-average grant-date fair value of stock options issued for the three months ended September 30, 2005 was $8.37 per share. The weighted-average grant-date fair value of stock options issued for the nine months ended September 30, 2006 and 2005 was $8.50 and $6.64 per share, respectively. The following weighted average assumptions were used for valuing option grants made during the three-month and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2006	2005	2006	2005
Risk-free interest rate	n/a	4.12%	4.84%	3.74%
Expected life (years)	n/a	5	5	5
Expected volatility	n/a	35%	35%	35%
Expected dividends	—	—	—	—
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
A summary of option activity for the nine months ended September 30, 2006 follows:

		Weighted
		Average
	Shares	Exercise Price
Options
Outstanding at January 1, 2006	1,002,258	$9.56
Granted	109,431	21.59
Exercised	(143,994)	4.41
Forfeited	(36,218)	16.26
Expired	—	—

Outstanding at September 30, 2006	931,477	$11.51
During the three- and nine-month periods ended September 30, 2006, the Company recognized total compensation expense related to options of $240,000 and $657,000, respectively, of which $174,000 and $536,000, respectively, related to options issued prior to 2006. The total pre-tax intrinsic value of stock options exercised was $504,000 and $2.5 million, respectively, for the three- and nine-month periods ended September 30, 2006. The related tax benefits realized from the exercise of stock options for the three- and nine-month periods ended September 30, 2006 were $200,000 and $960,000, respectively.
The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted		Aggregate				Aggregate
		Average	Weighted	Intrinsic		Weighted	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Average Remaining	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(in thousands)	Exercisable	Life (Years)	Exercise Price	(in thousands)
$1.90 - 3.39	239,292	4.5	$3.13	$4,252	224,067	4.4	$3.11	$3,986
$4.23 - 5.01	99,291	3.6	4.39	1,639	99,291	3.6	4.39	1,639
$10.18	164,535	5.2	10.18	1,764	159,697	5.1	10.18	1,712
$14.00-16.02	99,000	7.4	14.73	611	39,538	7.2	14.42	256
$17.52-22.25	329,359	6.4	19.45	478	37,667	5.8	18.28	99

	931,477	5.5	$11.51	$8,744	560,260	4.7	$7.17	$7,692

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $20.90 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
As of September 30, 2006, the total future compensation cost related to non-vested stock options not yet recognized in the statement of operations was $2.0 million and the weighted average period over which these awards are expected to be recognized was 3.08 years.
Restricted Stock Awards
Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The vesting period for restricted stock awards generally ranges from 3 to 10 years, though certain awards for special projects may vest in as little as one year depending on the duration of the project. All awards issued contain service conditions based on the participant’s continued service with the Company, and may provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
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
Of the total restricted stock awards granted during the nine-month period ended September 30, 2006, 22,191 shares may be subject to accelerated vesting based on performance factors and 32,325 shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance target as of September 30, 2006.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.
The following table summarizes the activity of the non-vested restricted stock during the nine months ended September 30, 2006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2006	141,180	$16.91
Granted	107,396	21.79
Vested	(36,250)	16.02
Forfeited	(4,595)	17.59

Non-vested restricted stock at September 30, 2006	207,731	$19.57

During the three- and nine-month periods ended September 30, 2006 the Company granted restricted stock awards totaling $94,000 and $2.3 million, respectively. As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $414,000 and $975,000 of compensation expense related to restricted stock for the three- and nine-month periods ended September 30, 2006. As of September 30, 2006, there was $2.9 million of unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over a weighted average period of 2.7 years. There were no shares that vested during the three-month period ended September 30, 2006. The fair value of shares that vested during the nine-month period ended September 30, 2006 was $828,000.

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
Overview
We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 60 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2006, our lease portfolio consisted of approximately 109,000 accounts with an average original term of 47 months and average original transaction size of approximately $9,800.
Since our founding in 1997, we have grown to $886.9 million in total assets at September 30, 2006. Our assets are substantially comprised of our net investment in leases which totaled $656.8 million at September 30, 2006. Our lease portfolio grew approximately 17.7% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added four regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Salt Lake City, Utah in 2006. Growing the lease portfolio while maintaining asset quality remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.
In addition to our goal of lease portfolio growth, in November 2006 we announced the introduction of two new financial products targeting the small business market: factoring and business capital loans. Factoring provides small business customers working capital funding through the discounted sale of their accounts receivable to Marlin. Business capital loans provide small business customers access to credit through term loans.

We generally reach our lessees through a network of independent equipment dealers and lease brokers. The number of dealers and brokers that we conduct business with depends on, among other things, the number of sales account executives we have. Accordingly, growth indicators management evaluates regularly are sales account executive staffing levels and the activity of our origination sources, which are shown below.

						Nine
						Months Ended
	As of or For the Years Ended December 31,					September 30,
	2001	2002	2003	2004	2005	2006
Number of sales account executives	50	67	84	100	103	100
Number of originating sources (1)	815	929	1,147	1,244	1,295	1,291

(1)	Monthly average of origination sources generating lease volume.
Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended September 30, 2006, our net credit losses were 1.72% of our average net investment in leases. We establish reserves for credit losses which requires us to estimate expected losses in our portfolio.
Our leases are classified under generally accepted accounting principles in the United States of America as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our investment in leases is reflected in our consolidated financial statements as “net investment in direct financing leases.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 71% of our lease portfolio at September 30, 2006 amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate financing sources consist of a revolving bank facility and two commercial paper (“CP”) conduit warehouse facilities. We issue fixed-rate term debt through the asset-backed securitization market. Typically, leases are funded through variable-rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of September 30, 2006, $688.0 million or 96.6% of our borrowings were fixed-rate term note securitizations.
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
Securitizations. Since inception, the Company has completed eight term note securitizations of which five have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities, a replacement of Financial Accounting Standards Board (“FASB”) Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying consolidated balance sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
Derivatives. SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities, requires recognition of all derivatives at fair value as either assets or liabilities in the consolidated balance sheet. The accounting for subsequent changes in the fair value of these derivatives depends on whether it has been designated and qualifies for hedge accounting treatment pursuant to the accounting standard. For derivatives not designated or qualifying for hedge accounting, the related gain or loss is recognized in earnings for each period and included in other income or financing related costs in the consolidated statement of operations. For derivatives designated for hedge accounting, initial assessments are made as to whether the hedging relationship is expected to be highly effective and on-going periodic assessments may be required to determine the on-going effectiveness of the hedge. The gain or loss on derivatives qualifying for hedge accounting is recorded in other comprehensive income on the balance sheet net of tax effects (unrealized gain or loss on cash flow hedge derivatives) or in current period earnings depending on the effectiveness of the hedging relationship.
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
The Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective method in which compensation cost is recognized over the service period for all awards granted subsequent to the Company’s adoption of SFAS 123(R) as well as for the unvested portions of awards outstanding as of the Company’s adoption of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.
Prior to the adoption of SFAS 123(R), the Company applied the recognition and measurement principles of APB 25 as allowed by SFAS 123 and SFAS 148, Accounting for Stock-based Compensation - Transition and Disclosure. Accordingly, no stock-based compensation was recognized in net income for stock options granted with an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time.
Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. We currently are in a net operating loss carry forwards (“NOLs”) position for state and federal income tax purposes. The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOLs from tax periods prior to the ownership change. Management believes that the corporate reorganization and initial public offering in November 2003 did not have a material effect on its ability to utilize these NOLs. No valuation allowance has been established against net deferred tax assets related to our NOLs, as our management believes these NOLs will be realizable through reversal of existing deferred tax liabilities, and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2006 and 2005
Net income. Net income was $4.7 million for the three-month period ended September 30, 2006. This represented a $1.3 million or 38.2% increase from $3.4 million net income reported for the three-month period ended September 30, 2005. During the three months ended September 30, 2006, net interest and fee income increased due to growth in our investment in direct financing leases.
Diluted earnings per share was $0.39 for the three-month period ended September 30, 2006 and $0.29 for the three-month period ended September 30, 2005. Net income for the third quarter of 2005 reflects the negative impact of an after-tax increase in the provision for credit losses due to Hurricane Katrina of $756,000, or $0.063 diluted earnings per share.
During the three months ended September 30, 2006, we generated 8,882 new leases with a cost of $102.0 million compared to 8,142 leases with a cost of $79.6 million generated for the three months ended September 30, 2005. Overall, our average net investment in direct financing leases (“DFL”) at September 30, 2006 increased 16.4% to $624.7 million compared to $536.9 million at September 30, 2005.

	Three Months Ended September 30,
	2006	2005
	(dollars in thousands)
Interest income	$19,629	$17,490
Fee income	5,241	4,225

Interest and fee income	24,870	21,715
Interest expense	6,888	5,618

Net interest and fee income	$17,982	$16,097

Average net investment in direct financing leases(1)	$624,711	$536,874

Percent of average net investment in direct financing leases:
Interest income	12.57%	13.03%
Fee income	3.35	3.15

Interest and fee income	15.92	16.18
Interest expense	4.41	4.19

Net interest and fee margin	11.51%	11.99%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.
Net interest and fee margin. Net interest and fee income increased $1.9 million, or 11.8%, to $18.0 million for the three months ended September 30, 2006 from $16.1 million for the three months ended September 30, 2005. The annualized net interest and fee margin decreased 48 basis points to 11.51% in the three-month period ended September 30, 2006 from 11.99% for the same period in 2005.
Interest income, net of amortized initial direct costs and fees, increased $2.1 million, or 12.0%, to $19.6 million for the three-month period ended September 30, 2006 from $17.5 million for the three-month period ended September 30, 2005. The increase in interest income was due principally to a 16.4% growth in the average net investment in direct financing leases outstanding which increased $87.8 million to $624.7 million at September 30, 2006 from $536.9 million at September 30, 2005. The weighted average implicit interest rate on new leases originated was 12.73% for the three-month period ended September 30, 2006 compared to 12.61% for the three month period ended September 30, 2005.
Fee income increased $1.0 million, or 23.8%, to $5.2 million for the three-month period ended September 30, 2006 from $4.2 million for the same period in 2005. All major components of fee income contributed to the increase in the 2006 period consistent with the continued growth in our lease portfolio. The largest increases came from higher late fee income that grew $608,000 to $3.0 million for the three-month period ended September 30, 2006, compared to $2.4 million for the same period in 2005, and higher net residual income that grew $340,000 to $1.7 million for the three-month period ended September 30, 2006, compared to $1.4 million for the same period in 2005. The increase in late fee income is attributed to the continued growth of our lease portfolio and improved collection of fees billed. Growth in residual income is reflective of the seasoning of our lease portfolio with more contracts reaching end of term and moving into renewal status. Fee income, as an annualized percentage of the average net investment in DFL, increased 20 basis points to 3.35% for the three-month period ended September 30, 2006 from 3.15% for the same period in 2005.

Interest expense increased $1.3 million to $6.9 million for the three-month period ended September 30, 2006 from $5.6 million for the same period in 2005. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies including variable-rate warehouse facilities. Interest expense, as an annualized percentage of the average net investment in DFL, increased 22 basis points to 4.41% for the three-month period ended September 30, 2006, from 4.19% for the same period in 2005. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.
Interest expense as a percentage of weighted average borrowings was 4.98% for the quarter ended September 30, 2006 compared to 4.30% for the same period in 2005. The higher interest costs reflect a generally rising interest rate environment which has affected both our variable-rate warehouse lines and our fixed-rate term securitizations. The average balance for our warehouse facilities was $155.1 million for the three months ended September 30, 2006 compared to $81.7 million for the same period ended September 30, 2005. The average borrowing cost for our warehouse facilities was 6.07% for the three months ended September 30, 2006 compared to 4.39% for the three months ended September 30, 2005. The Federal Reserve has increased its targeted fed funds rate six times for a total of 1.50% between September 30, 2005 and September 30, 2006. These increases have generally increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities.
Interest costs on our August 2005 and September 2006 issued term securitization borrowings increased over those issued in 2003 and 2004 due to the rising interest rate environment. For the three months ended September 30, 2006, average term securitization borrowings outstanding were $397.9 million at a weighted average coupon of 4.23% compared with $441.4 million at a weighted average coupon of 3.86% for the same period in 2005. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006 we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing.
On September 15, 2006 we elected to exercise our call option and pay off the remaining $31.5 million of our 2003 term securitization, which carried a coupon rate of approximately 3.19%. Our 2002 securitization was repaid in full on August 15, 2005 when the remaining note balances outstanding were $26.5 million at a coupon rate of approximately 4.41%.
Insurance and other income. Insurance and other income was $1.4 million for the three-month period ended September 30, 2006, compared to $1.2 million for the same period ended September 30, 2005, primarily due to higher insurance billings.
Salaries and benefits expense. Salaries and benefits expense increased $604,000, or 13.0%, to $5.2 million for the three months ended September 30, 2006 from $4.6 million for the same period in 2005. Total personnel increased to 310 at September 30, 2006 from 308 at September 30, 2005. For the three months ended September 30, 2006 compared to the same period in 2005, credit compensation increased $125,000 related to additional hiring of credit analysts and sales related compensation increased $292,000 primarily due to increased salaries and commissions earned for the period. Compensation in management and other support areas increased $309,000, of which $240,000 was related to the adoption of SFAS 123(R) and approximately $84,000 was related to Marlin Business Bank (in organization).
General and administrative expense. General and administrative expenses decreased $181,000, or 6.5%, to $2.9 million for the three months ended September 30, 2006 from $3.1 million for the same period in 2005. The decrease in general and administrative expenses was primarily due to lower recruiting and training costs during this quarter.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs increased $18,000 to $408,000 for the three-month period ended September 30, 2006 from $390,000 for the same period in 2005. Mark-to-market expense of $170,000 was recorded on our interest rate caps for the three-month period ended September 30, 2006 compared with $8,000 of income for the three-month period ended September 30, 2005. Commitment fees were $238,000 for the three-month period ended September 30, 2006 compared with $398,000 for the three-month period ended September 30, 2005.
Provision for credit losses. The provision for credit losses decreased $428,000, or 11.4%, to $3.1 million for the three-month period ended September 30, 2006 from $3.5 million for the same period in 2005. The decrease in our provision for credit losses resulted primarily from improved credit quality of the leases in areas affected by Hurricane Katrina, partially offset by higher net charge-offs. Net charge-offs were $2.7 million for the three-month period ended September 30, 2006 and $2.0 million for the same period in 2005. During the third quarter of 2005 we recorded additional reserves of $1.25 million for expected losses from the areas hardest hit by Hurricane Katrina. This additional reserve was initially estimated based on our total estimated exposure of $4.8 million in net investment in direct financing leases in the most affected areas at the time. In 2005, we restructured approximately $1.0 million in net investment in leases in the Gulf States region by deferring payments on such leases generally until January 2006. We have not experienced significant aggregate charge-offs related to Hurricane Katrina. Based on our ongoing monitoring of this portfolio segment, during the second quarter of 2006 we determined that the approximately $901,000 remaining additional reserve for Katrina losses was no longer required, resulting in a reduction of the provision.
Provision for income taxes. The provision for income taxes increased 34.8% to $3.1 million for the three-month period ended September 30, 2006 from $2.3 million for the same period in 2005. The increase is primarily attributable to the increase in pretax income. Our effective tax rates were 39.5% and 40.0%, respectively, for the three-month periods ended September 30, 2006 and 2005.
Comparison of the Nine Months Ended September 30, 2006 and 2005
Net income. Net income was $14.8 million for the nine-month period ended September 30, 2006. This represented a $2.9 million, or 24.4%, increase from $11.9 million net income reported for the same period of 2005. During the nine months ended September 30, 2006, we generated 25,169 new leases with a cost of $281.9 million compared to 25,188 leases with a cost of $242.0 million generated for the nine-month period ended September 30, 2005. The weighted average implicit interest rate on new leases originated was 12.74% for the nine-month period ended September 30, 2006 compared to 12.72% for same period in 2005. Overall, our average net investment in direct financing leases grew 15.8%, to $595.0 million at September 30, 2006 from $513.7 million at September 30, 2005.
Diluted earnings per share for the nine months ended September 30, 2006 was $1.22, a 23.2% increase over $0.99 per diluted share reported in the same period of 2005. Annualized returns on average assets and equity for the nine months ended September 30, 2006 were 2.81% and 16.10%, respectively.
Net income for the third quarter of 2005 reflects the negative impact of an after-tax increase in the provision for credit losses due to Hurricane Katrina of $756,000, or $0.063 diluted earnings per share. Due to better than expected collections on leases in areas affected by Hurricane Katrina, net income for the second quarter of 2006 was positively impacted by an after-tax reduction of the provision for credit losses of $545,000, or $0.045 diluted earnings per share. Therefore, the initial recording of the additional provision for Hurricane Katrina in 2005 and the subsequent reduction of a portion of the provision for Hurricane Katrina in 2006 resulted in a total favorable after-tax impact of $1.3 million, or $0.108 diluted earnings per share for the nine-month period ended 2006 compared to the same period of 2005.

	Nine Months Ended September 30,
	2006	2005
	(dollars in thousands)
Interest income	$55,996	$49,593
Fee income	15,245	13,258

Interest and fee income	71,241	62,851
Interest expense	18,389	14,902

Net interest and fee income	$52,852	$47,949

Average net investment in direct financing leases(1)	$594,955	$513,695

Percent of average net investment in direct financing leases:
Interest income	12.55%	12.87%
Fee income	3.41	3.44

Interest and fee income	15.96	16.31
Interest expense	4.12	3.86

Net interest and fee margin	11.84%	12.45%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.
Net interest and fee margin. Net interest and fee income increased $5.0 million, or 10.4%, to $52.9 million for the nine months ended September 30, 2006 from $47.9 million for the nine months ended September 30, 2005, primarily due to continued growth in our lease portfolio. The annualized net interest and fee margin decreased 61 basis points to 11.84% in the nine-month period ended September 30, 2006 from 12.45% for the same period in 2005.
Interest income, net of amortized initial direct costs and fees, increased $6.4 million, or 12.9%, to $56.0 million for the nine-month period ended September 30, 2006 from $49.6 million for the nine-month period ended September 30, 2005. The increase in interest income was principally due to a 15.8% growth in the average net investment in direct financing leases outstanding which increased $81.3 million to $595.0 million at September 30, 2006 from $513.7 million at September 30, 2005. For the nine-month period ended September 30, 2006 compared to the same period in 2005, our interest income yield as a percentage of the average net investment in direct financing leases declined by 32 basis points from 12.87% to 12.55%. This reduction is due in part to competition in small-ticket leasing and a generally low interest rate environment.
Fee income increased $1.9 million, or 14.3%, to $15.2 million for the nine-month period ended September 30, 2006 from $13.3 million for the same period in 2005. The increase in fee income resulted primarily from a $1.0 million increase in late fees and an $814,000 increase in net residual income. The increase in late fee income is attributed to the continued growth of our lease portfolio and continued improvements in our late fee collection efforts. Net residual income increased along with the growth and seasoning of our portfolio with an increased number of lease contracts reaching end of term and entering a renewal period. Fee income, as an annualized percentage of the average net investment in direct financing leases, decreased 3 basis points to 3.41% for the nine-month period ended September 30, 2006, from 3.44% for the same period in 2005.
Interest expense increased $3.5 million to $18.4 million for the nine-month period ended September 30, 2006 from $14.9 million for the same period in 2005. Interest expense, as an annualized percentage of the average net investment in direct financing leases, increased 25 basis points to 4.12% for the nine-month period ended September 30, 2006, from 3.86% for the same period in 2005. This increase is primarily due to the generally rising interest rate environment which resulted in increased interest expense for recent term note securitization transactions and higher interest rates on the Company’s warehouse facilities. During the nine months ended September 30, 2006, average term securitization borrowings outstanding were $434.4 million representing 83.3% of total borrowings compared with $393.9 million and 83.5% of total borrowings in the same prior year period.
Interest expense as a percentage of weighted average borrowings was 4.70% for the nine months ended September 30, 2006 compared to 4.21% for the same period in 2005. The average balance for our warehouse facilities was $87.4 million for the nine months ended September 30, 2006 compared to $77.6 million for the same period ended September 30, 2005. The average borrowing costs for our warehouse facilities was 5.97% for the nine months ended September 30, 2006 compared to 4.13% for nine months ended September 30, 2005. The Federal Reserve has increased its targeted fed funds rate six times for a total of 1.50% between September 30, 2005 and September 30, 2006. These increases have generally increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities.
Interest costs on our August 2005 and September 2006 issued term securitization borrowings increased over those issued in 2003 and 2004 due to the rising interest rate environment. For the nine months ended September 30, 2006, average term securitization borrowings outstanding were $434.4 million at a weighted average coupon of 4.10% compared with $393.9 million, at a weighted average coupon of 3.71 % for the same period in 2005. On August 18, 2005, we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon of approximately 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006 we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing.
On September 15, 2006 we elected to exercise our call option and pay off the remaining $31.5 million of our 2003 term securitization, which carried a coupon rate of approximately 3.19%. Our 2002 securitization was repaid in full on August 15, 2005 when the remaining note balances outstanding were $26.5 million at a coupon rate of approximately 4.41%.
Insurance and other income. Insurance and other income increased $398,000, or 8.3%, to $3.9 million for the nine-month period ended September 30, 2006, from $3.6 million for the same period in 2005. The increase is primarily related to higher insurance income of $519,000 partially offset by $154,000 in higher insurance claims.
Salaries and benefits expense. Salaries and benefits expense increased $2.2 million, or 16.4% to $15.6 million for the nine months ended September 30, 2006 from $13.4 million for the same period in 2005. For the nine months ended September 30, 2006 compared to the same period in 2005, sales and credit compensation increased $937,000 related to additional hiring of sales account executives and credit analysts. Compensation related to portfolio servicing increased approximately $499,000, primarily due to increased portfolio size. Compensation in management and support areas also increased, primarily due to incremental stock-based compensation expense of $657,000 recognized due to the implementation of SFAS 123(R) and a $331,000 increase in compensation related to Marlin Business Bank (in organization). Annualized salaries and benefits expense, as a percentage of the average net investment in DFL, were 3.49% for the nine-month period ended September 30, 2006 compared with 3.48% for the same period in 2005.

General and administrative expense. General and administrative expenses were $8.7 million and $8.8 million for the nine-month periods ended September 30, 2006 and September 30, 2005, respectively. Annualized general and administrative expenses, as a percentage of the average net investment in DFL, were 1.95% for the nine-month period ended September 30, 2006, compared with 2.30% for the same period in 2005.
Financing related costs. Financing related costs include commitment fees paid to our financing sources, hedge costs pertaining to our interest-rate caps and interest-rate swaps used to limit our exposure to an increase in interest rates, and costs pertaining to our interest rate swaps that do not qualify for hedge accounting. Financing related costs decreased $113,000 to $1.1 million for the nine-month period ended September 30, 2006 from $1.2 million for the same period in 2005, principally due to a decrease in bank commitment fees. Market-to-market expense recognized on our interest rate caps and interest rate swaps was $100,000 for the nine-month period ended September 30, 2006 compared with expense of $74,000 for the nine months ended September 30, 2005. Commitment fees were $960,000 for the nine-month period ended September 30, 2006 compared with $1.1 million for the nine-month period ended September 30, 2005.
Provision for credit losses. The provision for credit losses decreased $1.4 million, or 16.5%, to $7.1 million for the nine months ended September 30, 2006 from $8.5 million for the same period in 2005. The decrease in our provision for credit losses resulted principally from improved credit quality of the leases affected by Hurricane Katrina. Net charge-offs were $7.1 million for the nine-month period ended September 30, 2006 and $6.6 million for the same period in 2005. Annualized net charge-offs, as a percentage of the average net investment in DFL, were 1.60% for the nine-month period ended September 30, 2006 compared with 1.72% for the same period in 2005. During the third quarter of 2005, we recorded additional reserves of $1.25 million for expected losses from the areas hardest hit by Hurricane Katrina. This additional reserve was initially estimated based on our total estimated exposure of $4.8 million in net investment in direct financing leases in the most affected areas at the time. In 2005, we restructured approximately $1.0 million in net investment in leases in the Gulf States region by deferring payments on such leases generally until January 2006. We have yet to experience significant aggregate charge-offs related to Hurricane Katrina. Based on our ongoing monitoring of this portfolio segment, during the second quarter of 2006 we determined that the approximately $901,000 remaining additional reserve for Katrina losses was no longer required, resulting in a reduction of the provision.
Provision for income taxes. The provision for income taxes increased 23.1% to $9.6 million for the nine-month period ended September 30, 2006 from $7.8 million for the same period in 2005. The increase is primarily attributable to the increase in pretax income. Our effective tax rate was 39.5% for the nine-month period ended September 30, 2006 and 39.5% for the same period in 2005.

LEASE RECEIVABLES AND ASSET QUALITY
Our net investment in direct financing leases grew $84.2 million or 14.7% to $656.8 million at September 30, 2006, from $572.6 million at December 31, 2005. The Company continues to pursue growth strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources.
The activity of the allowance for credit losses and delinquent accounts follows (dollars in thousands):

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2006	2005	2006	2005	2005
Allowance for credit losses, beginning of period	$7,370	$6,355	$7,813	$6,062	$6,062
Provision for credit losses	3,082	3,510	7,096	8,460	10,886
Charge-offs, net	(2,685)	(1,965)	(7,142)	(6,622)	(9,135)

Allowance for credit losses, end of period	$7,767	$7,900	$7,767	$7,900	$7,813

Annualized net charge-offs to average net investment in leases (1)	1.72%	1.46%	1.60%	1.72%	1.74%
Allowance for credit losses to net investment in leases(1)	1.21%	1.44%	1.21%	1.44%	1.39%

Average net investment in leases (1)	$624,711	$536,874	$594,955	$513,695	$523,948

Delinquencies 60 days or more past due	$4,411	$4,656	$4,411	$4,656	$4,063
Delinquencies 60 days or more past due (2)	0.58%	0.72%	0.58%	0.72%	0.61%

Allowance for credit losses to delinquent accounts 60 days or more past due	176.08%	169.67%	176.08%	169.67%	192.30%

Non-accrual leases	$1,876	$2,039	$1,876	$2,039	$2,017
Renegotiated leases	$3,859	$2,320	$3,859	$2,320	$4,140

(1)	Net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred for purposes of asset quality and allowance calculations.

(2)	Calculated as a percent of minimum lease payments receivable.
Net investments in direct financing leases are charged-off when they are contractually past due 121 days and are reported net of recoveries. Income is not recognized on leases when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease becomes less than 90 days delinquent.
In the third quarter of 2005 we recorded additional reserves for expected credit losses of $1.25 million based on our assessment of information available at the time on our lease portfolio’s exposure to those areas most impacted by Hurricane Katrina in late August 2005. Marlin estimates that it had approximately $4.8 million in net investment in leases outstanding in the areas most affected by Hurricane Katrina. As of September 30, 2006, we have charged off approximately $0.35 million and restructured approximately $1.0 million of these accounts by deferring lessee payments generally into the first quarter of 2006. Based on our ongoing monitoring of this portfolio segment, during the second quarter of 2006 we determined that approximately $901,000 in remaining reserves for Katrina losses was no longer required, resulting in a reduction of the provision.
Delinquent accounts 60 days or more past due as a percentage of minimum lease payments receivable declined to 0.58% at September 30, 2006 from 0.61% at December 31, 2005. Our usual experience and expectation is for slightly higher delinquency rates as of year-end as we believe our lessees tend to adjust their payment patterns around the year-end.

Residual Performance
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of September 30, 2006, approximately 71% of our leases were one dollar purchase option leases, 22% were fair market value leases and 7% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of September 30, 2006, there were $47.2 million of residual assets retained on our balance sheet, of which $33.8 million were related to copiers.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the three months ended September 30, 2006 and 2005, renewal income net of depreciation totaled $1.7 million and $1.5 million, respectively. For the nine months ended September 30, 2006 and 2005, renewal income net of depreciation totaled $4.9 million and $4.4 million, respectively. For the three months ended September 30, 2006 net gains on residual values disposed at end of term totaled $68,000 compared to net losses of $111,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, net gains on residual values disposed at end of term totaled $360,000 and $70,000, respectively.
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
We used net cash in investing activities of $220.1 million for the nine-month period ended September 30, 2006, and $146.6 million for the nine-month period ended September 30, 2005. Investing activities primarily relate to lease origination activity.
Net cash provided by financing activities was $197.3 million for the nine-month period ended September 30, 2006, and $148.6 million for the nine-month period ended September 30, 2005. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $22.5 million for the nine-month period ended September 30, 2006, and $33.6 million for the nine-month period ended September 30, 2005.
We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. Total cash and cash equivalents as of September 30, 2006, was $34.2 million compared to $34.5 million at December 31, 2005.
As of September 30, 2006, we also had $180.0 million of cash that was classified as restricted cash, compared to $47.8 million at December 31, 2005. Restricted cash consists primarily of the pre-funding cash reserve, and advance payment accounts related to our term note securitizations.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the Nine Months Ended September 30, 2006				As of September 30, 2006
		Maximum
	Maximum	Month-End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
			(dollars in thousands)
Revolving bank facility(1)	$40,000	$24,390	$7,716	7.57%	$24,390	6.83%	$15,610
CP conduit warehouse facilities (1)	225,000	193,408	79,641	5.81%	-0-	0.00%	225,000
Term note securitizations (2)	-0-	687,965	434,366	4.10%	687,965	4.60%	-0-

	$265,000		$521,723	4.41%	$712,355	4.68%	$240,610

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Revolving Bank Facility
As of September 30, 2006 and December 31, 2005, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 1.87%. The credit facility expires on August 31, 2007. There was $24.4 million outstanding under this facility at September 30, 2006 and none outstanding at December 31, 2005. For the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company incurred commitment fees on the unused portion of the credit facility of $135,000 and $216,000, respectively.
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
00-A Warehouse Facility — This facility totals $125 million, was renewed in September 2006, and expires in September 2007. Prior to renewal, the 00-A Warehouse Facility was credit enhanced through a third-party financial guarantee insurance policy. The recent renewal removed the credit enhancement policy requirement. For the nine-month period ended September 30, 2006 and the year ended December 31, 2005, the weighted average interest rates were 5.89% and 3.74%, respectively. There were no outstanding borrowings under this facility at September 30, 2006 or at December 31, 2005.
02-A Warehouse Facility — This facility totals $100 million and expires in March 2009. For the nine-month period ended September 30, 2006 and the year ended December 31, 2005, the weighted average interest rate was 5.75% and 4.29%, respectively. There were no outstanding borrowings under this facility at September 30, 2006 or at December 31, 2005.
Term Note Securitizations
Since our founding, we have completed eight on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At September 30, 2006 and at December 31, 2005, outstanding term securitizations amounted to $688.0 million and $516.8 million, respectively.
On September 21, 2006 we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million. This issue has a similar structure to our 2005 term securitization with 6 different classes of notes. Each class of notes has its own interest rate, repayment term and rating. The weighted average interest coupon of the 2006 term securitization will approximate 5.51% over the term of the financing. We entered into forward-starting interest rate swap agreements in advance of pricing our 2006 term securitization to hedge against rising interest rates. The Company terminated these swap agreements simultaneously with the pricing of the term securitization issued in September 2006 and is amortizing the realized gains of $3.7 million to reduce recorded interest expense over the term of the related borrowing. As a result of hedging activity and other transaction costs, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing.
On September 15, 2006 we elected to exercise our call option and pay off the remaining $31.5 million of our 2003-1 term securitization, which carried a coupon rate of approximately 3.19%. Our Series 2002-1 securitization was repaid in full on August 15, 2005 when the remaining note balances outstanding were $26.5 million at a coupon rate of approximately 4.41%. At September 30, 2006 the Company had three remaining term securitization transactions outstanding.
On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million. This issue has a similar structure to our 2004 term securitization with 6 different classes of notes. Each class of notes has its own interest rate, repayment term and rating. The weighted average interest coupon of the 2005 term securitization will approximate 4.81% over the term of the financing. We entered into forward-starting interest rate swap agreements in advance of pricing our 2005 term securitization to hedge against rising interest rates. The Company terminated these swap agreements simultaneously with the pricing of the term securitization issued in August 2005 and is amortizing the realized gains of $3.2 million to reduce recorded interest expense over the term of the related borrowing. As a result of this hedging activity, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowings. Our borrowings, including our term note securitizations, are collateralized by the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.
Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement of $78.3 million and a maximum debt to equity ratio of 10 to 1. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of service termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of September 30, 2006, the Company was in compliance with terms of the warehouse facilities and term securitization agreements.
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

Contractual Obligations
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of September 30, 2006 were as follows:

	Contractual Obligations as of September 30, 2006
	(dollars in thousands)
		Operating	Leased	Capital
	Borrowings	Leases	Facilities	Leases	Total
2006	$93,522	$14	$415	$24	$93,975
2007	273,109	14	1,690	73	274,886
2008	180,116	3	1,506	34	181,659
2009	101,113	—	1,351	—	102,464
2010	48,770	—	1,281	—	50,051
Thereafter	15,725	—	2,898	—	18,623

Total	$712,355	$31	$9,141	$131	$721,658

MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed-and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings has ranged from 0.0% to 35.2% of total borrowings and averaged 12.4%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization.
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
In August 2006, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $200.0 million to commence in October 2007 related to its forecasted October 2007 term note securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair value of $1.2 million as of September 30, 2006. These interest rate swap agreements were designated as cash flow hedges of the term note securitization transaction, with unrealized losses recorded in the equity section of the balance sheet of approximately $728,000, net of tax, as of September 30, 2006. The Company expects to terminate these agreements simultaneously with the pricing of its 2007 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.
In August 2006, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $100.0 million to commence in October 2008 related to its forecasted October 2008 term note securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair values of $593,000 as of September 30, 2006. These interest rate swap agreements were designated as cash flow hedges of the term note securitization transaction, with unrealized losses recorded in the equity section of the balance sheet of approximately $357,000, net of tax, as of September 30, 2006. The Company expects to terminate these agreements simultaneously with the pricing of its 2008 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowings.

In June and September 2005, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $225.0 million to commence in September 2006 related to its forecasted 2006 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2006 term securitization issued in September 2006 and is amortizing the realized gains of $3.7 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $2.2 million, net of tax, as of September 30, 2006. During the nine months ended September 30, 2006, the Company amortized $84,000 of deferred gains to decrease interest expense of the related 2006 term securitization borrowing. The Company expects to reclassify $1.0 million net of tax, into earnings over the next twelve months.
In October and December 2004 we entered forward-starting swap agreements with a total notional amount of $250 million to partially hedge our forecasted 2005 term securitization. In August 2005 we terminated these interest rate swap agreements simultaneously with the pricing of our 2005 term securitization. The realized gain of these interest rate swap agreements on the termination date was $3.2 million. These interest rate swap agreements were designated as cash flow hedges with the realized gains deferred and recorded in the equity section of the balance sheet of approximately $842,000 and $1.5 million, net of tax, as of September 30, 2006 and December 31, 2005, respectively. During the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company amortized $1.1 million and $687,000, respectively, of deferred gains to decrease interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify $526,000, net of tax, into earnings over the next twelve months.
On July 22, 2004 we issued a term note securitization where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to fixed interest costs to the Company for the term of the borrowing. As of September 30, 2006, we had interest rate swap agreements related to these transactions with underlying notional amounts of $61.6 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair value of $691,000 and $1.1 million at September 30, 2006 and December 31, 2005, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $416,000 and $652,000, net of tax, as of September 30, 2006 and December 31, 2005, respectively. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the three- or nine-month periods ended September 30, 2006.
During the nine-month periods ended September 30, 2006 and 2005, the Company recognized a net loss of $77,000 and a net loss of $13,000, respectively, in other financing related costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. As of September 30, 2006 and December 31, 2005, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $0 and $512,000, respectively. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at a fair value of $1,000 at September 30, 2006 and in other assets at a fair value of $76,000 at December 31, 2005. This derivative is also related to the 2004 term securitization and is intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $266,000 and $103,000 as of September 30, 2006 and December 31, 2005, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest-rate caps owned as of September 30, 2006 and December 31, 2005 was $225.0 million and $155.1 million, respectively.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of September 30, 2006 and December 31, 2005, the notional amount of interest-rate cap sold agreements totaled $166.9 million and $64.6 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $258,000 and $81,000 as of September 30, 2006 and December 31, 2005, respectively.

The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of
September 30, 2006.

	Scheduled Maturities by Calendar Year
					2010 and
	2006	2007	2008	2009	Beyond	Total
	(dollars in thousands)
Debt:
Fixed-rate debt	$69,132	$273,109	$180,116	$101,113	$64,495	$687,965
Average fixed rate	4.52%	4.63%	4.64%	4.81%	5.17%	4.70%
Variable-rate debt	$24,390	—	—	—	—	$24,390
Average variable rate	6.83%	—	—	—	—	6.83%
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
For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the twelve month period ended September 30, 2006 would have been to reduce net interest and fee income by approximately $655,000 based on our average variable-rate borrowings of approximately $65.5 million for the year then ended, excluding the effects of any changes in the value of derivatives and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the FASB issued Statement No. 123(R) Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (not later than January 1, 2006 for calendar-year-end companies). All public companies must use either the modified prospective or the modified retrospective transition method. The Company used the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123(R). Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123(R) and expensed as the awards vest based on their grant date fair value. Accordingly, the Company adopted this rule in the first quarter of 2006 and during the three- and nine-month periods ended September 30, 2006, the Company recognized approximately $174,000 and $536,000 of pre-tax expense for the vesting of stock options issued prior to January 1, 2006.
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
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of SFAS No. 133 and No. 140. This Statement, which becomes effective for fiscal years beginning after September 15, 2006, addresses certain beneficial interests in securitized financial assets. The adoption of SFAS No. 155 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the consolidated earnings or financial position of the Company.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157, however, does not apply under accounting pronouncements that address share-based payment transactions, including SFAS 123(R) and its related interpretative pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Because of the recent issuance of this Statement and the fiscal year 2008 effective date, the Company has not completed its initial assessment of the impact, if any, this Statement may have on its consolidated financial statements.
In September 2006, the SEC staff issued SEC Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). In SAB 108 the SEC staff concluded that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both a current year income statement perspective (“roll-over” method) and a year-end balance sheet perspective (“iron-curtain” method.) This dual approach must be adopted for fiscal years ending after November 15, 2006. The implementation of SAB 108 is not expected to have a material impact on the consolidated earnings or financial position of the Company.
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
     Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters To A Vote Of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit
Number	Description
3.1(3)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(2)†	2003 Equity Compensation Plan of the Registrant.

10.2(2)†	2003 Employee Stock Purchase Plan of the Registrant.

10.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.

10.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation

10.5(2)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.6(2)†	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.

10.7(2)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.8(12)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.

10.9(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.

10.10(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.11(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.

10.12(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.

Exhibit
Number	Description
10.13(13)	Second Amended and Restated Series 2000-A Supplement to the Master Facility Agreement, dated as of September 28, 2006, among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch and Wells Fargo Bank, N.A.

10.14(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.15(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.16(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.17(9)	Third Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 26, 2005, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

10.18(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.

10.19(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.

10.20(1)	First Amendment to Series 2002-A Supplement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

10.21(4)	Second Amendment to Series 2002-A Supplement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.22(4)	Third Amendment to Series 2002-A Supplement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

10.23(6)	Fifth Amendment to Series 2002-A Supplement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.

10.24(11)	Amended & Restated Series 2002-A Supplement to the Master Facility Agreement, dated as of March 15, 2006, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.

10.25(7)†	Compensation Policy for Non-Employee Independent Directors.

10.26(10)†	Transition & Release Agreement made as of December 6, 2005 (effective as of December 14, 2005) between Bruce E. Sickel and the Registrant.

16.1(8)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 26, 2005 filed on June 2, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 26, 2005 filed on August 26, 2005, and incorporated by reference herein.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 14, 2005 and filed on December 14, 2005, and incorporated by reference herein.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 15, 2006 and filed on March 17, 2006, and incorporated by reference herein.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 19, 2006 and filed on May 25, 2006, and incorporated by reference herein.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated September 28, 2006 and filed on September 29, 2006, and incorporated by reference herein.

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
Date: November 6, 2006