Form 10-K
period 2006-12-31
MARLIN BUSINESS SERVICES CORP
filed 2007-03-09
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ National Market was approximately $102,068,862 as of June 30, 2006. Shares of common stock held by each executive officer and director and persons known to us who beneficially owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 28, 2007 was 12,110,317 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, is incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 70 categories of commercial equipment important to our end user customers, including copiers, certain commercial and industrial equipment, computers, telecommunications equipment, and security systems. Our average lease transaction was approximately $10,000 at December 31, 2006, and we typically do not exceed $250,000 for any single lease transaction. This segment of the equipment leasing market is commonly known in the industry as the small-ticket segment. We access our end user customers through origination sources comprised of our existing network of over 10,900 independent commercial equipment dealers and, to a lesser extent, through relationships with lease brokers and direct solicitation of our end user customers. We use a highly efficient telephonic direct sales model to market to our origination sources. Through these origination sources, we are able to deliver convenient and flexible equipment financing to our end user customers. Our typical financing transaction involves a non-cancelable, full-payout lease with payments sufficient to recover the purchase price of the underlying equipment plus an expected profit. As of December 31, 2006, we serviced approximately 109,000 active equipment leases having a total original equipment cost of $1.1 billion for approximately 87,000 end user customers.

In addition to our goal of lease portfolio growth, in November 2006 we announced the introduction of two new financial products targeting the small business market: factoring and business capital loans. Factoring provides small business customers working capital funding through the discounted sale of their accounts receivable to us. Business capital loans provide small business customers access to credit through term loans.

The small-ticket equipment leasing market is highly fragmented. We estimate that there are up to 75,000 independent equipment dealers who sell the types of equipment we finance. We focus primarily on the segment of the market comprised of the small and mid-size independent equipment dealers. We believe this segment is underserved because: 1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to equipment manufacturers and larger distributors, rather than the independent equipment dealers; and 2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to service adequately these equipment dealers on high volume, low-balance transactions. We focus on establishing our relationships with independent equipment dealers to meet their need for high-quality, convenient point-of-sale lease financing programs. We provide equipment dealers with the ability to offer our lease financing and related services to their customers as an integrated part of their selling process, allowing them to increase their sales and provide better customer service. We believe our personalized service approach appeals to the independent equipment dealer by providing each dealer with a single point of contact to access our flexible lease programs, obtain rapid credit decisions and receive prompt payment of the equipment cost. Our fully integrated account origination platform enables us to solicit, process and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2006, we processed approximately 483,000 lease applications and originated nearly 213,000 new leases.

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

Competitive Strengths

We believe several characteristics may distinguish us from our competitors, including the following:

Multiple sales origination channels.  We use multiple sales origination channels to penetrate effectively the highly diversified and fragmented small-ticket equipment leasing market. Our direct origination channels, which typically account for approximately 67% of our originations, involve: 1) establishing relationships with independent equipment dealers; 2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and 3) soliciting our existing end user customer base for repeat business. Our indirect origination channels typically account for approximately 33% of our originations and consist of our relationships with brokers and certain equipment dealers who refer transactions to us for a fee or sell leases to us that they originated.

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

Portfolio diversification.  As of December 31, 2006, no single end user customer accounted for more than 0.06% of our portfolio and leases from our largest origination source accounted for only 3.4% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (14%) and Florida (10%).

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

Sophisticated collections environment.  Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and collect post charge-off recovery dollars. Our collection strategy generally utilizes a life-cycle approach, where a single collector handles an account through its entire delinquency period. This approach allows the collector to communicate consistently with the end user customer’s decision maker to ensure that delinquent customers are providing consistent information. In addition, the collections department utilizes specialist collectors who focus on delinquent late fees, property taxes, bankrupt and large balance accounts.

Access to multiple funding sources.  We have established and maintained diversified funding capacity through multiple facilities with several national credit providers. Our proven ability to access consistently funding at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business.

Experienced management team.  Our executive officers average more than 15 years of experience in providing financing solutions primarily to small businesses. As we have grown, our founders have expanded the management team with a group of successful, seasoned executives.

Disciplined Growth Strategy

Our primary objective is to enhance our current position as a provider of equipment financing solutions primarily to small businesses by pursuing a strategy focused on organic growth initiatives. We believe we can create additional lease financing opportunities by increasing our new origination source relationships and further penetrating our existing origination sources. We expect to do this by adding new sales account executives and continuing to train and season our existing sales force. We also believe that we can increase originations in certain regions of the country by establishing offices in identified strategic locations. Other regional offices are located in or near Atlanta, Georgia; Chicago, Illinois; Denver, Colorado and Salt Lake City, Utah. Our Salt Lake City office will also house Marlin Business Bank (in organization) subject to regulatory approval and becoming operational.

In addition to our goal of lease portfolio growth, in November 2006 we announced the introduction of two new financial products targeting the small business market: factoring and business capital loans. Factoring provides small business customers working capital funding through the discounted sale of their accounts receivable to us. Business capital loans provide small business customers access to credit through term loans.

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

Our origination process begins with our database of thousands of origination source prospects located throughout the United States. We developed and continually update this database by purchasing marketing data from third parties, such as Dun & Bradstreet, Inc., by joining industry organizations and by attending equipment trade shows. The independent equipment dealers we target typically have had limited access to lease financing programs, as the traditional providers of this financing generally have concentrated their efforts on equipment manufacturers and larger distributors.

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

Of our 314 total employees as of December 31, 2006, we employed 100 sales account executives, each of whom receives a base salary and earns commissions based on his or her lease originations. We also employed 6 employees dedicated to marketing as of December 31, 2006.

Sales Origination Channels.  We use direct and indirect sales origination channels to penetrate effectively a multitude of origination sources in the highly diversified and fragmented small-ticket equipment leasing market. All sales account executives use our telephonic direct marketing sales model to solicit these origination sources and end user customers.

Direct Channels.  Our direct sales origination channels, which typically account for approximately 67% of our originations, involve:

•	Independent equipment dealer solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $2.0 million in annual revenues and fewer than 20 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

•	Major and National Accounts. This channel focuses on two specific areas of development: (i) national equipment manufacturers and distributors, where we seek to leverage their endorsements to become the preferred lease financing source for their independent dealers, and (ii) major accounts (distributors) with a consistent flow of business that need a specialized marketing and sales platform to convert more sales using a leasing option. Once a relationship is established with a major or national account, they are serviced by our sales account executives in the independent equipment dealer channel. This allows us to quickly and efficiently leverage the relationship into new business opportunities with many new distributors located nationwide.

•	End user customer solicitations. This channel focuses on soliciting our existing portfolio of over 87,000 end user customers for additional equipment leasing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including 1) retained credit information; 2) consistent lease payment histories and 3) a demonstrated propensity to finance their equipment.

Indirect Channels.  Our indirect origination channels typically account for approximately 33% of our originations and consist of our relationships with lease brokers and certain equipment dealers who refer end user customer transactions to us for a fee or sell us leases that they originated with an end user customer. We conduct our own independent credit analysis on each end user customer in an indirect lease transaction. We have written agreements with most of our indirect origination sources whereby they provide us with certain representations and warranties about the underlying lease transaction. The origination sources in our indirect channels generate leases that are similar to our direct channels. We view these indirect channels as an opportunity to extend our lease origination capabilities through relationships with smaller originators who have limited access to the capital markets and funding.

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

Each new sales account executive undergoes up to a 60-day comprehensive training program shortly after he or she is hired. The training program covers the fundamentals of lease finance and introduces the sales account executive to our origination and credit policies and procedures. It also covers technical training on our databases and our information management tools and techniques. At the end of the program, the sales account executives are tested to ensure they meet our standards. In addition to our formal training program, sales account executives receive extensive on-the-job training and mentoring. All sales account executives sit in groups, providing newer sales account executives the opportunity to learn first-hand from their more senior peers. In addition, our sales managers frequently monitor and coach a sales account executive during phone calls, enabling the individual to receive immediate feedback. Our sales account executives also receive continuing education and training, including periodic, detailed presentations on our contact management system, underwriting guidelines and sales enhancement techniques.

Product Offerings

Equipment leases.  The type of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. We seek to reduce the financial risk associated with our lease transactions through the use of full pay-out leases. A full pay-out lease provides that the non-cancelable rental payments due during the initial lease term are sufficient to recover the purchase price of the underlying equipment plus an expected profit. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 60 months. At December 31, 2006, the average original term of the leases in our portfolio was approximately 47 months, and we had personal guarantees on approximately 47% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

•	address any maintenance or service issues directly with the equipment dealer or manufacturer;

•	insure the equipment against property and casualty loss;

•	pay or reimburse us for all taxes associated with the equipment;

•	use the equipment only for business purposes; and

•	make all scheduled payments regardless of the performance of the equipment.

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

Property Insurance on Leased Equipment.  Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as a loss payee under that policy. At December 31, 2006, approximately 58% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

In May 2000, we established AssuranceOne, Ltd., our Bermuda-based, wholly owned captive insurance subsidiary, to enter into a reinsurance contract with the issuer of the master property insurance policy. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less a ceding fee based on annual net premiums written. The reinsurance contract expires in May 2009.

Portfolio Overview

At December 31, 2006, we had 109,511 active leases in our portfolio, representing an aggregate minimum lease payments receivable of $799.7 million. With respect to our portfolio at December 31, 2006:

•	the average original lease transaction was $10,095, with an average remaining balance of $7,285;

•	the average original lease term was 47 months;

•	our active leases were spread among 87,478 different end user customers, with the largest single end user customer accounting for only 0.06% of the aggregate minimum lease payments receivable;

•	over 72.3% of the aggregate minimum lease payments receivable were with end user customers who had been in business more than five years;

•	the portfolio was spread among 11,606 origination sources, with the largest source accounting for only 3.4% of the aggregate minimum lease payments receivable, and our ten largest origination sources accounting for only 10.1% of the aggregate minimum lease payments receivable;

•	there were 72 different equipment categories financed, with the largest categories set forth below, as a percentage of the December 31, 2006 aggregate minimum lease payments receivable:

Equipment Category	Percentage

Copiers	21.32%
Commercial & Industrial	8.64%
Computers	7.40%
Telecommunications equipment	7.10%
Security systems	5.53%
Restaurant equipment	5.34%
Closed Circuit TV security systems	4.93%
Automotive (no titled vehicles)	4.08%
Computer software	4.04%
Medical	3.98%
Water filtration systems	3.69%
Cash registers	2.78%
Office Furniture	2.19%
All others (none more than 2.0%)	18.98%

•	we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2006 aggregate minimum lease payments receivable:

State	Percentage

California	14.06%
Florida	9.64%
New York	7.31%
Texas	7.12%
New Jersey	5.69%
Georgia	4.31%
Pennsylvania	4.23%
Massachusetts	3.43%
North Carolina	3.39%
Ohio	3.01%
Illinois	2.87%
All others (none more than 2.5%)	34.94%

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

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Each sales origination channel has one or more credit teams supporting it. Our credit teams are located in our New Jersey headquarters and each of our regional offices. At December 31, 2006, we had 33 credit analysts managed by 7 credit managers having an average of ten years of experience. Each credit analyst is measured monthly against a discrete set of performance variables, including decision turnaround time, approval and loss rates, and adherence to our underwriting policies and procedures.

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

End user customer review.  Each end user customer’s application is reviewed using our rules-based set of underwriting guidelines that focus on commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on their experience in extending credit to small businesses. The guidelines are reviewed and revised as necessary by our Senior Credit Committee, which is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Credit Officer and Senior Vice President of Collections. Our underwriting guidelines require a thorough credit investigation of the end user customer. The guidelines also include an analysis of the personal credit of the owner, who often guarantees the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

•	length of time in business;

•	confirmation of actual business operations and ownership;

•	management history, including prior business experience;

•	size of the business, including the number of employees and financial strength of the business;

•	third-party commercial reports;

•	legal structure of business; and

•	fraud indicators.

Transactions over $75,000 receive a higher level of scrutiny, often including a review of financial statements or tax returns and review of the business purpose of the equipment to the end user customer.

Within two hours of receipt of the application, the credit analyst is usually ready to render a credit decision on transactions less than $50,000. If there is insufficient information to render a credit decision, a request for more information will be made by the credit analyst. Credit approvals are valid for a 90-day period from the date of initial approval. In the event that the funding does not occur within the 90-day initial approval period, a re-approval may be issued after the credit analyst has reprocessed all the relevant credit information to determine that the creditworthiness of the applicant has not deteriorated.

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

Collection Process

Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and collect post-default recovery dollars. Our collection strategy generally utilizes a life-cycle approach, under which a single collector handles an account through an account’s entire period of delinquency. This approach allows the collector to communicate consistently with the end user customer’s decision-maker to ensure that delinquent customers are providing consistent information. It also creates account ownership by the collectors, allowing us to evaluate them based on the delinquency level of their assigned accounts. The collectors are individually accountable for their results and a significant portion of their compensation is based on the delinquency performance of their accounts.

Our collectors are grouped into teams that support a single sales origination channel. By supporting a single channel, the collector is able to gain knowledge about the origination sources and the types of transactions and other characteristics within that channel. Our collection activities begin with phone contact when a payment becomes ten days past due and continue throughout the delinquency period. We utilize a predictive dialer that automates outbound telephone dialing. The dialer is used to focus on and reduce the number of accounts that are between ten and 30 days delinquent. A series of collection notices are sent once an account reaches the 30-, 60-, 75- and 90-day delinquency stages. Collectors input notes directly into our servicing system, enabling the collectors to monitor the status of problem accounts and promptly take any necessary actions. In addition, late charges are assessed when a leasing customer fails to remit payment on a lease by its due date. If the lease continues to be delinquent, we may exercise our remedies under the terms of the contract, including acceleration of the entire lease balance, litigation and/or repossession.

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

In October 2005, we submitted an application for an Industrial Bank Charter with the Federal Deposit Insurance Corporation (FDIC) and the State of Utah Department of Financial Institutions to form Marlin Business Bank (“Bank”). On July 28, 2006 the FDIC announced that it placed a six-month moratorium on all industrial bank applications, in response to the increasing number of applications by companies not already engaged in financial services. On January 31, 2007, the FDIC extended the moratorium for an additional year to sunset on January 31, 2008, but the FDIC excepted from the moratorium applicants engaged only in financial activities. Subject to regulatory approvals, Marlin Business Bank will operate from our Salt Lake City office. More information regarding the moratorium may be found at http://www.fdic.gov.

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

Employees

As of December 31, 2006, we employed 314 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

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

If we cannot obtain external financing, we may be unable to fund our operations.  Our business requires a substantial amount of cash to operate. Our cash requirements will increase if our lease originations increase. We historically have obtained a substantial amount of the cash required for operations through a variety of external financing sources, such as borrowings under our revolving bank facility, financing of leases through commercial paper (“CP”) conduit warehouse facilities and term note securitizations. A failure to renew or increase the funding commitment under our existing CP conduit warehouse facilities or add new CP conduit warehouse facilities could affect our ability to refinance leases originated through our revolving bank facility and, accordingly, our ability to fund and originate new leases. An inability to complete term note securitizations would result in our inability to refinance amounts outstanding under our CP conduit warehouse facilities and revolving bank facility and would also negatively impact our ability to originate and service new leases.

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

Our financing sources impose covenants, restrictions and default provisions on us, which could lead to termination of our financing facilities, acceleration of amounts outstanding under our financing facilities and our removal as servicer.  The legal agreements relating to our revolving bank facility, our CP conduit warehouse facilities and our term note securitizations contain numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement and a maximum debt to equity ratio. In addition, a change in our Chief Executive Officer or President is an event of default under our revolving bank facility and CP conduit warehouse facilities unless we hire a replacement acceptable to our lenders within 90 days. Such a change is also an event of servicer termination under our term note securitizations. Marlin’s President resigned from his position on December 20, 2006. Dan Dyer, the Company’s Chief Executive Officer, has assumed the title of President and George Pelose, in his expanded role as Chief Operating Officer, has assumed responsibility for all aspects of the Company’s lease financing business. We do not expect the change to have any material adverse effect on our financing arrangements, because the appropriate consents and waivers for this change have been obtained from all affected financing sources.

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

If we are unable to manage effectively any future growth, we may suffer material operating losses.  We have grown our lease originations and overall business significantly since we commenced operations. However, our ability to continue to increase originations at a comparable rate depends upon our ability to implement our disciplined growth strategy and upon our ability to evaluate, finance and service increasing volumes of leases of suitable yield and credit quality. Accomplishing such a result on a cost-effective basis is largely a function of our marketing capabilities, our management of the leasing process, our credit underwriting guidelines, our ability to provide competent, attentive and efficient servicing to our end user customers, our access to financing sources on acceptable terms and our ability to attract and retain high quality employees in all areas of our business.

Our future success will be dependent upon our ability to manage growth. Among the factors we need to manage are the training, supervision and integration of new employees, as well as the development of infrastructure, systems and procedures within our origination, underwriting, servicing, collections and financing functions in a manner which enables us to maintain higher volume in originations. Failure to manage effectively these and other factors related to growth in originations and our overall operations may cause us to suffer material operating losses.

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

If interest rates change significantly, we may be subject to higher interest costs on future term note securitizations and we may be unable to effectively hedge our variable-rate borrowings, which may cause us to suffer material losses.  Because we generally fund our leases through a revolving bank facility, CP conduit warehouse facilities and term note securitizations, our margins could be reduced by an increase in interest rates. Each of our leases is structured so that the sum of all scheduled lease payments will equal the cost of the equipment to us, less the residual, plus a return on the amount of our investment. This return is known as the yield. The yield on our leases is fixed because the scheduled payments are fixed at the time of lease origination. When we originate or acquire leases, we base our pricing in part on the spread we expect to achieve between the yield on each lease and the effective interest rate we expect to pay when we finance the lease. To the extent that a lease is financed with variable-rate funding, increases in interest rates during the term of a lease could narrow or eliminate the spread, or result in a negative spread. A negative spread is an interest cost greater than the yield on the lease. Currently, our revolving bank facility and our CP conduit warehouse facilities have variable rates based on LIBOR, prime rate or commercial paper interest rates. As a result, because our assets have a fixed interest rate, increases in LIBOR, prime rate or commercial paper interest rates would negatively impact our earnings. If interest rates increase faster than we are able to adjust the pricing under our new leases, our net interest margin would be reduced. As required under our financing facility agreements, we enter into interest rate cap agreements to hedge against the risk of interest rate increases in our CP conduit warehouse facilities. If our hedging strategies are imperfectly implemented or if a counterparty defaults on a hedging agreement, we could suffer losses relating to our hedging activities. In addition, with respect to our fixed-rate borrowings, such as our term note securitizations, increases in interest rates could have the effect of increasing our borrowing costs on future term note transactions.

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

The departure of any of our key management personnel or our inability to hire suitable replacements for our management may result in defaults under our financing facilities, which could restrict our ability to access funding and operate our business effectively.  Our future success depends to a significant extent on the continued service of our senior management team. A change in our Chief Executive Officer or President is an event of default under our revolving bank facility and CP conduit warehouse facilities unless we hire a replacement acceptable to our lenders within 90 days. Such a change is also an immediate event of servicer termination under our term note securitizations. The departure of any of our executive officers or key employees could limit our access to funding and ability to operate our business effectively. Marlin’s President resigned from his position on December 20, 2006. Dan Dyer, the Company’s Chief Executive Officer, has assumed the title of President and George Pelose, in his expanded role as Chief Operating Officer, has assumed responsibility for all aspects of the Company’s lease financing business. We do not expect the change to have any material adverse effect on our financing arrangements, because the appropriate consents and waivers for this change have been obtained from all affected financing sources.

The termination or interruption of, or a decrease in volume under, our property insurance program would cause us to experience lower revenues and may result in a significant reduction in our net income.  Our end user customers are required to obtain all-risk property insurance for the replacement value of the leased equipment. The end user customer has the option of either delivering a certificate of insurance listing us as loss payee under a commercial property policy issued by a third party insurer or satisfying their insurance obligation through our insurance program. Under our program, the end user customer purchases coverage under a master property insurance policy written by a national third party insurer (our “primary insurer”) with whom our captive insurance subsidiary, AssuranceOne, Ltd., has entered into a 100% reinsurance arrangement. Termination or interruption of our program could occur for a variety of reasons, including: 1) adverse changes in laws or regulations affecting our primary insurer or AssuranceOne; 2) a change in the financial condition or financial strength ratings of our primary insurer or AssuranceOne; 3) negative developments in the loss reserves or future loss experience of AssuranceOne which render it uneconomical for us to continue the program; 4) termination or expiration of the reinsurance agreement with our primary insurer, coupled with an inability by us to identify quickly and negotiate an acceptable arrangement with a replacement carrier; or 5) competitive factors in the property insurance market. If there is a termination or interruption of this program or if fewer end user customers elected to satisfy their insurance obligations through our program, we would experience lower revenues and our net income may be reduced.

Regulatory and legal uncertainties could result in significant financial losses and may require us to alter our business strategy and operations.  Laws or regulations may be adopted with respect to our equipment leases or the equipment leasing, telemarketing and collection processes. Any new legislation or regulation, or changes in the interpretation of existing laws, that affect the equipment leasing industry could increase our costs of compliance or require us to alter our business strategy.

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

We face risks relating to our accounting restatement in 2005.  If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately. As a result, current and potential investors could lose confidence in our financial reporting which would harm our business and the trading price of our stock.

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

Certain investors continue to own a large percentage of our common stock and have filed a shelf registration statement, which could result in additional shares being sold into the public market and thereby affect the market price of our common stock.  Two institutional investors who first purchased our common stock in private placement transactions prior to our IPO owned approximately 27% of the outstanding shares of our common stock as of December 31, 2006. A shelf registration statement on Form S-3 (No. 333-128329) registering 4,294,947 shares of common stock owned by these two investors became effective on December 19, 2005. In November 2006 one of the investors sold 1,000,000 shares of common stock pursuant to a public offering done under the shelf registration statement. Further sales by these investors of all or a portion of their shares pursuant to the shelf registration statement or otherwise could ultimately affect the market price of our common stock.

Anti-takeover provisions and our right to issue preferred stock could make a third-party acquisition of us difficult.  We are a Pennsylvania corporation. Anti-takeover provisions of Pennsylvania law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our shareholders. Our amended and restated articles of incorporation and our bylaws contain certain other provisions that would make it more difficult for a third party to acquire control of us, including a provision that our board of directors may issue preferred stock without shareholder approval.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

At December 31, 2006, we operated from six leased facilities including our executive office facility and five branch offices. In December 2004 we relocated our Mount Laurel, New Jersey executive offices to a leased facility of approximately 50,000 square feet under a lease that expires in May 2013. We also lease 5,621 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in May 2008. In addition, we have regional offices in Norcross, Georgia (a suburb of Atlanta), Englewood, Colorado (a suburb of Denver), Chicago, Illinois and Salt Lake City, Utah. Our Georgia office is 6,043 square feet and the lease expires in June 2008. Our Colorado office is 5,914 square feet and the lease expires in September 2009. Our Chicago office, which opened in January 2004, is 4,166 square feet and the lease expires in April 2008. Our Salt Lake City office, opened in 2006, is 5,764 square feet and the lease expires in October 2010. We believe our leased facilities are adequate for our current needs and sufficient to support our current operations and growth.

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

	2006		2005
	High	Low	High	Low

First Quarter	$24.35	$20.85	$21.67	$17.11
Second Quarter	$22.56	$19.35	$20.95	$17.25
Third Quarter	$22.70	$19.56	$24.00	$19.95
Fourth Quarter	$24.40	$20.42	$24.55	$20.45

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

Number of Record Holders

There were 101 holders of record of our common stock at February 28, 2007. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Sale of Unregistered Securities

On September 21, 2006, we issued $380.2 million of asset-backed debt securities through our special purpose subsidiary, Marlin Leasing Receivables X LLC. The issuance was done in reliance on the exemption from registration provided by Rule 144A of the Securities Act of 1933. Deutsche Bank Securities served as the initial purchaser and placement agent for the issuance, and the aggregate initial purchaser’s discounts and commissions paid was approximately $1.2 million.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share data)

Statement of Operations Data:
Interest and fee income	$97,955	$85,529	$71,168	$56,403	$46,328
Interest expense	26,562	20,835	16,675	18,069	17,899

Net interest and fee income	71,393	64,694	54,493	38,334	28,429
Provision for credit losses	9,934	10,886	9,953	7,965	6,850

Net interest and fee income after provision for credit losses	61,459	53,808	44,540	30,369	21,579
Insurance and other income	5,501	4,682	4,383	3,423	2,725

Operating income	66,960	58,490	48,923	33,792	24,304

Salaries and benefits	22,468	18,173	14,447	10,273	8,109
General and administrative	11,957	11,908	10,063	7,745	5,744
Financing related costs	1,324	1,554	2,055	1,604	1,618
Change in fair value of warrants(1)	—	—	—	5,723	908

Non-interest expense	35,749	31,635	26,565	25,345	16,379

Income before income taxes	31,211	26,855	22,358	8,447	7,925
Income taxes	12,577	10,607	8,899	5,600	3,594

Net income	$18,634	$16,248	$13,459	$2,847	$4,331

Basic earnings per share	$1.58	$1.41	$1.19	$0.28	$1.50
Shares used in computing basic earnings per share	11,803,973	11,551,589	11,330,132	3,001,754	1,703,820
Diluted earnings per share	$1.53	$1.36	$1.15	$0.25	$0.61
Shares used in computing diluted earnings per share	12,161,479	11,986,088	11,729,703	3,340,968	7,138,232

(1)	The change in fair value of warrants is a non-cash expense. Upon completion of our initial public offering in November 2003, all warrants were exercised on a net issuance basis. As a result, there are no longer any outstanding warrants and no effects on subsequent periods. (See Earnings per Common Share in Item 7).

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Operating Data:
Total new leases originated	34,214	32,754	31,818	30,258	25,368
Total equipment cost originated	$388,661	$318,457	$272,271	$242,278	$203,458
Average net investment in direct financing leases(1)	611,348	523,948	446,965	363,853	286,589
Weighted average interest rate (implicit) on new leases originated(2)	12.72%	12.75%	13.82%	14.01%	14.17%
Interest income as a percent of average net investment in direct financing leases(1)	12.70%	12.90%	12.91%	13.09%	13.65%
Interest expense as percent of average interest bearing liabilities, excluding subordinated debt(3)	4.78%	4.24%	3.86%	4.54%	5.76%
Portfolio Asset Quality Data:
Minimum lease payments receivable	$799,716	$660,946	$571,150	$489,430	$392,392
Delinquencies past due, greater than 60 days	0.71%	0.61%	0.78%	0.74%	0.86%
Allowance for credit losses	$8,201	$7,813	$6,062	$5,016	$3,965
Allowance for credit losses to net investment in direct financing leases(2)	1.21%	1.39%	1.26%	1.23%	1.21%
Charge-offs, net	$9,546	$9,135	$8,907	$6,914	$5,944
Ratio of net charge-offs to average net investment in direct financing Leases	1.56%	1.74%	1.99%	1.90%	2.07%
Operating Ratios:
Efficiency ratio(4)	44.77%	43.36%	41.63%	43.15%	44.47%
Return on average total assets	2.54%	2.57%	2.54%	0.66%	1.31%
Return on average stockholders’ equity(5)	14.95%	15.96%	16.47%	9.18%	19.63%
Balance Sheet Data:
Cash and cash equivalents	$26,663	$34,472	$16,092	$29,435	$6,354
Restricted cash	57,705	47,786	37,331	29,604	24,372
Net investment in direct financing leases	693,911	572,581	489,678	419,160	335,442
Total assets	795,452	670,989	554,693	487,709	374,671
Revolving and term secured borrowings	616,322	516,849	434,670	393,997	327,842
Subordinated debt, net of discount	—	—	—	—	9,520
Total liabilities	661,163	558,380	464,343	413,838	350,526
Redeemable convertible preferred stock, including accrued dividends	—	—	—	—	21,171
Total stockholders’ equity	134,289	112,609	90,350	73,871	2,974

(1)	Includes securitized assets.

(2)	Excludes initial direct costs and fees deferred.

(3)	Excludes subordinated debt liability and accrued subordinated debt interest for periods prior to 2004.

(4)	Salaries, benefits, general and administrative expenses divided by net interest and fee income, insurance and other income.

(5)	Stockholders’ equity includes preferred stock and accrued dividends in calculation for periods prior to our IPO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of capital;

•	general volatility of capital markets, in particular, the market for securitized assets;

•	changes in our industry, interest rates or the general economy;

•	changes in our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1A of this Form 10-K.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

Overview

We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 70 categories of commercial equipment important to our end user customers, including copiers, certain commercial and industrial equipment, computers, telecommunications equipment, and security systems. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2006, our lease portfolio consisted of approximately 109,000 accounts, from approximately 87,000 customers, with an average original term of 47 months, and average transaction size of approximately $10,000.

Since our founding in 1997, we have grown to $795.5 million in total assets at December 31, 2006. Our assets are substantially comprised of our net investment in leases which totaled $693.9 million at December 31, 2006. Our lease portfolio grew 21.2% in 2006. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added four regional sales offices to help us penetrate certain targeted markets, with our most recent office in Salt Lake City, Utah. The Salt Lake City office became operational during 2006. Growing the lease portfolio while maintaining asset quality remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.

In addition to our goal of lease portfolio growth, in November 2006 we announced the introduction of two new financial products targeting the small business market: factoring and business capital loans. Factoring provides small business customers working capital funding through the discounted sale of their accounts receivable to us. Business capital loans provide small business customers access to credit through term loans.

Our revenue consists of interest and fees from our leases and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the year ended December 31, 2006, our net credit losses were 1.56% of our average net investment in leases. We establish reserves for credit losses which require us to estimate expected losses in our portfolio.

Our leases are classified as direct financing leases under generally accepted accounting principles in the United States of America, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our investment in leases is reflected in our financial statements as “net investment in direct financing leases.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 73% of our lease portfolio amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to estimate residual values correctly could result in losses being realized on the disposition of the equipment at the end of the lease term.

Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed-rate term debt through the asset-backed securitization market. Typically, leases are funded through variable-rate borrowings until refinanced through term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of December 31 2006, all of our $616.3 million borrowings were fixed cost term note securitizations.

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

In October 2005, we submitted an application for an Industrial Bank Charter with the Federal Deposit Insurance Corporation (FDIC) and the State of Utah Department of Financial Institutions to form Marlin Business Bank (“Bank”). On July 28, 2006 the FDIC announced that it placed a six-month moratorium on all industrial bank applications, in response to the increasing number of applications by companies not already engaged in financial services. On January 31, 2007, the FDIC extended the moratorium for an additional year to sunset on January 31, 2008, but the FDIC excepted from the moratorium applicants engaged only in financial activities. Subject to regulatory approvals, Marlin Business Bank will operate from our Salt Lake City office. More information regarding the moratorium may be found at http://www.fdic.gov.

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

The following steps were taken to reorganize our operations into a holding company structure prior to the completion of our initial public offering of common stock in November 2003:

•	all classes of Marlin Leasing Corporation’s redeemable convertible preferred stock converted into Class A common stock of Marlin Leasing Corporation;

•	all warrants to purchase Class A common stock of Marlin Leasing Corporation were exercised on a net issuance, or cashless, basis for Class A common stock, and a selling shareholder exercised options to purchase 60,655 shares of Class A common stock. The exercise of warrants resulted in the issuance of 700,046 common shares on a net issuance basis, based on the initial public offering price of $14.00 per share;

•	all warrants to purchase Class B common stock of Marlin Leasing Corporation were exercised on a net issuance basis for Class B common stock, and all Class B common stock was converted by its terms into Class A common stock;

•	a direct, wholly owned subsidiary of Marlin Business Services Corp. merged with and into Marlin Leasing Corporation, and each share of Marlin Leasing Corporation’s Class A common stock was exchanged for one share of Marlin Business Services Corp. common stock under the terms of an agreement and plan of merger dated August 27, 2003; and

•	the Marlin Leasing Corporation 1997 Equity Compensation Plan was assumed by, and merged into, the Marlin Business Services Corp. 2003 Equity Compensation Plan. All outstanding options to purchase Marlin Leasing Corporation’s Class A common stock under the 1997 Plan were converted into options to purchase shares of common stock of Marlin Business Services Corp under the 2003 Plan.

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

Securitizations.  Since inception, we have completed eight term note securitizations of which five have been repaid. In connection with each transaction, we established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board (“FASB”) Statement 125, our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.

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

Prior to the adoption of SFAS 123(R), the Company applied the recognition and measurement principles of APB 25 as allowed by SFAS 123 and SFAS 148, Accounting for Stock-based Compensation — Transition and Disclosure. Accordingly, no stock-based compensation was recognized in net income for stock options granted with an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time. However, pursuant to the disclosure requirements of SFAS No. 123, the Company discloses net income as if compensation expense for stock grants had been determined based upon the grant-date fair value.

Warrants.  We issued warrants to purchase our common stock to the holders of our subordinated debt that was repaid in November 2003. In accordance with EITF Issue No. 96-13, codified in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, we initially classified the warrants’ fair value as a liability since the warrant holders had the ability to put to the Company the shares of common stock exercisable under the warrants under certain conditions to us for cash settlement. Subsequent changes in the fair value of the warrants were recorded in the accompanying statement of operations. The charge to operations in 2003 was $5.7 million. Under the terms of the warrant agreement, the warrants were exercised into common stock at the time of our IPO and the total warrant liability balance of $7.1 million was reclassified back to equity and, therefore, there are no effects on subsequent operations. (See Earnings per Common Share in this Item 7).

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

The Company has utilized net operating loss carryforwards (“NOL”) for state and federal income tax purposes. The Tax Reform Act of 1986 contains provisions that limited the NOL’s available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOL’s from tax periods prior to the ownership change.

Management believes that the corporate reorganization and initial public offering in November 2003 did not have a material effect on its ability to utilize these NOL’s. No valuation allowance has been established against net deferred tax assets related to our NOL’s.

Results of Operations

Comparison of the Years Ended December 31, 2006 and 2005

Net income.  Net income was $18.6 million for the year ended December 31, 2006. This represented a $2.4 million, or 14.8%, increase from $16.2 million net income reported for the year ended December 31, 2005. Our increased earnings are primarily the result of growth in our core leasing business.

Diluted earnings per share was $1.53 for the year ended December 31, 2006, a 12.5% increase over $1.36 per diluted share reported for the year ended December 31, 2005. Returns on average assets were 2.54% for the year ended December 31, 2006 and 2.57% for the year ended December 31, 2005. Returns on average equity were 14.95% for the year ended December 31, 2006 and 15.96% for the year ended December 31, 2005.

Net income for the fourth quarter of 2006 reflects an after-tax charge of approximately $880,000, or $0.072 diluted earnings per share, due to the separation agreement related to the departure of Marlin’s President, whose resignation as President and as a director of Marlin was effective December 20, 2006 as reported in our Form 8-K filed December 21, 2006.

Net income for the third quarter of 2005 reflects the negative impact of an after-tax increase in the provision for credit losses due to Hurricane Katrina of $756,000, or $0.063 diluted earnings per share. Due to better than expected collections on leases in areas affected by Hurricane Katrina, net income for the second quarter of 2006 was positively impacted by an after-tax reduction of the provision for credit losses of $545,000, or $0.045 diluted earnings per share. Therefore, the initial recording of the additional provision for Hurricane Katrina in 2005 and the subsequent reduction of a portion of the provision for Hurricane Katrina in 2006 resulted in a total favorable after-tax impact of $1.3 million, or $0.108 diluted earnings per share for the year ended 2006 compared to 2005.

For the year ended December 31, 2006, we generated 34,214 new leases at a cost of $388.7 million compared to 32,754 new leases at a cost of $318.5 million for the year ended December 31, 2005. The weighted average implicit interest rate on new leases originated was 12.72% for the year ended December 31, 2006 compared to 12.75% for year ended December 31, 2005. Overall, the net investment in direct financing leases grew 21.2%, to $693.9 million at December 31, 2006 from $572.6 million at December 31, 2005. Our debt to equity ratio remained unchanged at 4.59:1 at December 31, 2006 and December 31, 2005.

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Interest income	$77,644	$67,572
Fee income	20,311	17,957

Interest and fee income	97,955	85,529
Interest expense	26,562	20,835

Net interest and fee income	$71,393	$64,694

Average net investment in direct financing leases(1)	$611,348	$523,948
Percent of average net investment in direct financing leases:
Interest income	12.70%	12.90%
Fee income	3.32	3.43

Interest and fee income	16.02	16.33
Interest expense	4.34	3.98

Net interest and fee margin	11.68%	12.35%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.

Net interest and fee margin.  Net interest and fee income increased $6.7 million, or 10.4%, to $71.4 million for the year ended December 31, 2006 from $64.7 million for the year ended December 31, 2005, primarily due to continued growth in our lease portfolio partially offset by compression in margin. The annualized net interest and fee margin decreased 67 basis points to 11.68% for the year ended December 31, 2006 from 12.35% for the same period in 2005.

Interest income, net of amortized initial direct costs and fees, increased $10.0 million, or 14.8%, to $77.6 million for the year ended December 31, 2006 from $67.6 million for the year ended December 31, 2005. The increase is primarily due to a 16.7% growth in average net investment in direct financing leases (“DFL”) which increased $87.4 million to $611.3 million for the year ended December 31, 2006 from $523.9 million for the year ended December 31, 2005.

Our interest income as a percentage of average net investment in DFL declined by 20 basis points for the year ended December 31, 2006 to 12.70% from 12.90% for the year ended December 31, 2005. This reduction is due in part to competition in small-ticket leasing and a generally lower interest rate environment combined with payoffs of older, higher yielding leases.

Fee income increased $2.3 million, or 12.8%, to $20.3 million for the year ended December 31, 2006 from $18.0 million for the year ended December 31, 2005. Fee income, as a percentage of average net investment in DFL, decreased 11 basis points to 3.32% for the year ended December 31, 2006 from 3.43% for the year ended December 31, 2005. The increase in fee income resulted primarily from a $1.3 million increase in fees for delinquent lease payments (late fees) and an $821,000 increase in net residual income. Late fees increased $1.3 million to $11.4 million for the year ended December 31, 2006 compared to $10.1 million for the same period of 2005. Late fees remained the largest component of fee income at 1.87% as a percentage of average net investment in DFL for the year ended December 31, 2006 compared to 1.93% for the year ended December 31, 2005. The increase in late fee income is attributed to the continued growth of our lease portfolio and continued improvements in our late fee collection efforts, partially offset by the impact of lower delinquencies resulting in lower late fees invoiced as a percentage of DFL. Net residual income increased $821,000 to $6.8 million for the year ended December 31, 2006 compared to $6.0 million for the same period of 2005. As a percentage of average net investment in DFL, net residual income was 1.12% for the year ended December 31, 2006 compared to 1.14% for the year ended December 31, 2005. Net residual income increased along with the growth and seasoning of our portfolio with an increased number of lease contracts reaching end of term and entering a renewal period.

Interest expense increased $5.8 million to $26.6 million for the year ended December 31, 2006 from $20.8 million for the year ended December 31, 2005. Interest expense, as a percentage of the average net investment in DFL, increased 36 basis points to 4.34% for the year ended December 31, 2006 from 3.98% for the year ended December 31, 2005. Borrowing costs have risen due to the continued growth of the Company and higher interest rates on the Company’s borrowings due to increased market interest rates. The Federal Reserve increased its targeted fed funds rate four times for a total of 1.00% during 2006 and a total of 16 times or 4.00% since June 2004. These increases have increased interest rates on the Company’s warehouse facilities and created a higher interest rate environment in which to issue term note securitizations. During the year ended December 31, 2006, average term securitization borrowings outstanding were $488.9 million, representing 88.1% of total borrowings, compared to $432.9 million representing 88.1% of total borrowings for the same period in 2005.

Interest expense as a percentage of weighted average borrowings was 4.78% for the year ended December 31, 2006 compared to 4.24% for the year ended December 31, 2005. The average balance for our warehouse facilities was $66.3 million for the year ended December 31, 2006 compared to $58.2 million for the year ended December 31, 2005. The average borrowing costs for our warehouse facilities was 5.98% for the year ended December 31, 2006 compared to 4.13% for year ended December 31, 2005, reflecting the higher interest rate environment. (See Liquidity and Capital Resources in this Item 7).

Interest costs on our August 2005 and September 2006 issued term securitization borrowing increased over those issued in 2003 and 2004 due to the rising interest rate environment. For the year ended December 31, 2006, average term securitization borrowings outstanding were $488.9 million at a weighted average coupon of 4.29% compared with $432.9 million at a weighted average coupon of 3.79% for the year ended December 31, 2005. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006 we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the financing.

Our term securitizations include multiple classes of fixed-rate notes with the shorter term, lower coupon classes amortizing (maturing) faster then the longer term higher coupon classes. This causes the blended interest expenses related to these borrowings to change and generally increase over the term of the borrowing.

On September 15, 2006 we elected to exercise our call option and pay off the remaining $31.5 million of our 2003 term securitization, which carried a coupon rate of approximately 3.19%. Our 2002 securitization was repaid in full on August 15, 2005 when the remaining note balances outstanding were $26.5 million at a coupon rate of approximately 4.41%.

Insurance and other income.  Insurance and other income increased $819,000 to $5.5 million for the year ended December 31, 2006 from $4.7 million for the year ended December 31, 2005. The increase is primarily related to net insurance income of $718,000 higher for 2006 than earned in 2005. During the fourth quarter of 2005, we expensed approximately $190,000 in insurance claims from the Gulf States region of the USA attributed to the effects of Hurricane Katrina.

Salaries and benefits expense.  Salaries and benefits expense increased $4.3 million, or 23.6%, to $22.5 million for the year ended December 31, 2006 from $18.2 million for the year ended December 31, 2005. Salaries and benefits expense for the fourth quarter of 2006 includes expense of approximately $1.45 million due to the separation agreement related to the resignation of Marlin’s President effective December 20, 2006. The remainder of the increase in compensation expense is primarily attributable to personnel growth and merit and bonus payment increases. Total personnel increased to 314 at December 31, 2006 from 296 at December 31, 2005. In 2006, sales and credit compensation increased $1.4 million, primarily related to additional hiring of sales account executives and credit analysts. In addition, compensation related to portfolio servicing increased approximately $510,000, primarily due to increased portfolio size. Compensation in management and support areas also increased, primarily due to incremental stock-based compensation expense of $896,000 recognized due to the implementation of SFAS 123(R) and $501,000 in compensation related to Marlin Business Bank (in organization). Salaries and benefits expense, as a percentage of the average net investment in DFL, were 3.68% for the year ended December 31, 2006 compared with 3.48% for the same period in 2005.

General and administrative expense.  General and administrative expenses remained stable at $12.0 million, or 1.96% as a percentage of average net investment in DFL, for the year ended December 31, 2006 from $11.9 million for the year ended December 31, 2005. We incurred approximately $185,000 in professional fees associated with a follow on offering by a selling shareholder (pursuant to such shareholder’s registration rights) completed in the fourth quarter of 2006. General and administrative expense, as a percentage of the average net investment in DFL, decreased 31 basis points to 1.96% for the year ended December 31, 2006 from 2.27% for the year ended December 31, 2005.

Financing related costs.  Financing related costs include commitment fees paid to our financing sources, hedge costs pertaining to our interest-rate caps and interest-rate swaps used to limit our exposure to an increase in interest rates, and costs pertaining to our interest rate swaps that do not qualify for hedge accounting. Financing related costs decreased $230,000 to $1.3 million for the year ended December 31, 2006 from $1.6 million for the year ended December 31, 2005. The decrease was principally due to a decrease in bank commitment fees. Mark-to-market expense recognized on our interest rate caps and interest rate swaps was $101,000 for the year ended December 31, 2006 compared with net gain of $3,000 for the year ended December 31, 2005. Commitment fees were $1.2 million for the year ended December 31, 2006 compared with $1.6 million for the year ended December 31, 2005.

Provision for credit losses.  The provision for credit losses decreased $952,000, or 8.7%, to $9.9 million for the year ended December 31, 2006 from $10.9 million for the year ended December 31, 2005. The decrease in our provision for credit losses resulted principally from improved credit quality of the leases affected by Hurricane Katrina. Net charge-offs were $9.5 million for the year ended December 31, 2006 and $9.1 million for the year ended December 31, 2005. Net charge-offs as a percentage of average net investment in leases decreased to 1.56% in 2006 from 1.74% in 2005. During the third quarter of 2005, we recorded additional reserves of $1.25 million for expected losses from the areas hardest hit by Hurricane Katrina. This additional reserve was initially estimated based on our total estimated exposure of $4.8 million in net investment in direct financing leases in the most affected areas at the time. In 2005, we restructured approximately $1.0 million in net investment in leases in the Gulf States region by deferring payments on such leases generally until January 2006. We did not experience significant aggregate charge-offs related to Hurricane Katrina. Based on our ongoing monitoring of this portfolio segment, during the second quarter of 2006 we determined that the approximately $901,000 remaining additional reserve for Katrina losses was no longer required, resulting in a reduction of the provision.

In general, credit quality continued to be more favorable for the year ended December 31, 2006 than our general expectation for an entire business cycle. For the year ended December 31, 2006, net charge-offs of 1.56% as a percentage of average net investment in DFL were significantly better than our general long-term expectation of approximately 2.00%.

Provision for income taxes.  The provision for income taxes increased to $12.6 million for the year ended December 31, 2006 from $10.6 million for the year ended December 31, 2005. The increase in tax expense is primarily attributed to the increase in pretax income and an adjustment for state taxes related to NOL utilization. Our effective tax rate, which is a combination of federal and state income tax rates, was 40.3% for the year ended December 31, 2006 and 39.5% for the year ended December 31, 2005. We anticipate our effective tax rate in future years to approximate our 2005 effective tax rate of 39.5%.

Comparison of the Years Ended December 31, 2005 and 2004

Net income.  Net income was $16.2 million for the year ended December 31, 2005. This represented a $2.7 million, or 20.0%, increase from $13.5 million net income reported for the year ended December 31, 2004. Our increased earnings are primarily the result of growth and improved net interest and fee margins in our core leasing business. During the third quarter of 2005, the Company increased its reserves for expected credit losses based on its initial assessments of exposure to areas significantly impacted by Hurricane Katrina (such as New Orleans). The impact of this increase in reserves was a reduction of approximately $756,000 in net income for the year 2005.

Diluted net earnings per share was $1.36 for the year ended December 31, 2005 and $1.15 for the year ended December 31, 2004.

For the year ended December 31, 2005, we generated 32,754 new leases at a cost of $318.5 million compared to 31,818 new leases at a cost of $272.3 million for the year ended December 31, 2004. The weighted average implicit interest rate on new leases originated was 12.75% for the year ended December 31, 2005 compared to 13.82% for year ended December 31, 2004. Overall, the net investment in direct financing leases grew 16.9%, to $572.6 million at December 31, 2005 from $489.7 million at December 31, 2004. Returns on average assets were 2.57% for the year ended December 31, 2005 and 2.54% for the year ended December 31, 2004. Returns on average equity were 15.96% for the year ended December 31, 2005 and 16.47% for the year ended December 31, 2004. Our debt to equity ratio was 4.59:1 at December 31, 2005 compared to 4.81:1 at December 31, 2004.

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

Fee income increased $4.5 million, or 33.4%, to $18.0 million for the year ended December 31, 2005 from $13.5 million for the year ended December 31, 2004. All major components of fee income contributed to the increase in fiscal year 2005 consistent with the continued growth and seasoning of our lease portfolio. Fee income, as a percentage of average net investment in DFL, increased 42 basis points to 3.43% for the year ended December 31, 2005 from 3.01% for the year ended December 31, 2004. Fees for delinquent lease payments (late charges) increased $2.6 million to $10.1 million for the year ended December 31, 2005 compared to $7.6 million for the same period of 2004. Late charges remained the largest component of fee income at 1.93% as a percentage of average net investment in DFL for the year ended December 31, 2005 compared to 1.69% for the year ended December 31, 2004. Net residual income, including income from lease extensions, also increased, as more leases where we retained a residual interest reached end of term. Net residual income increased $1.3 million to $6.0 million for the year ended December 31, 2005 compared to $4.7 million for the same period of 2004. As a percentage of average net investment in DFL, net residual income was 1.14% for the year ended December 31, 2005 compared to 1.05% for the year ended December 31, 2004.

Interest expense increased $4.1 million to $20.8 million for the year ended December 31, 2005 from $16.7 million for the year ended December 31, 2004. Interest expense, as a percentage of the average net investment in DFL, increased 25 basis points to 3.98% for the year ended December 31, 2005 from 3.73% for the year ended December 31, 2004. Borrowing costs have risen due to the continued growth of the Company and higher interest rates on the Company’s borrowings due to increased market interest rates. The Federal Reserve increased its targeted fed funds rate eight times for a total of 2.00% during 2005 and a total of twelve times or 3.00% since June 2004. These increases have increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities and created a higher interest rate environment in which to issue term note securitizations.

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

Interest costs on our August 2005 issued term securitization borrowing increased over those issued in 2004 due to the rising interest rate environment. For the year ended December 31, 2005, average term securitization borrowings outstanding were $432.9 million at a weighted average coupon of 3.79% compared with $362.3 million at a weighted average coupon of 3.63% for the year ended December 31, 2004. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. In July 2004 we issued $304.6 million in term securitizations with an approximate average total interest expense of 4.24% over the term of the borrowing. Our term securitizations include multiple classes of fixed-rate notes with the shorter term, lower coupon classes amortizing (maturing) faster then the longer term higher coupon classes. This causes the blended interest expenses related to these borrowings to change and generally increase over the term of the borrowing.

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

Salaries and benefits expense.  Salaries and benefits expense increased $3.8 million, or 26.4%, to $18.2 million for the year ended December 31, 2005 from $14.4 million for the year ended December 31, 2004. The increase in compensation expense is attributable to personnel growth and merit and bonus payment increases. Total personnel increased to 296 at December 31, 2005 from 273 at December 31, 2004. In 2005, sales compensation increased $1.9 million related to additional hiring of sales account executives and higher commissions paid. In addition, collection and operations salaries increased $502,000 related principally to additional personnel associated with growth in the lease portfolio. In 2005, management and support department compensation increased $1.3 million including an increase of $496,000 related to accrued incentive bonuses and $187,000 related to compensation of officers hired for Marlin Business Bank (in organization).

General and administrative expense.  General and administrative expenses increased $1.8 million, or 17.8%, to $11.9 million for the year ended December 31, 2005 from $10.1 million for the year ended December 31, 2004. The increase in general and administrative expenses was due primarily to an increase in occupancy expenses of $666,000 and increased depreciation expenses of $204,000 primarily related to the move of our executive offices to a new and larger facility in December 2004. Other increases included legal, audit and other professional fees of $505,000 of which $166,000 was associated with shelf registration statements filed with the SEC on behalf of certain shareholders and the Company. Additionally, we spent more on credit bureaus, property tax administration, data processing and postage as a result of increased lease originations and our overall growth. We also recognized $142,000 of general and administrative expenses related to the founding of Marlin Business Bank (in organization). General and administrative expense, as a percentage of the average net investment in DFL, increased 2 basis points to 2.27% for the year ended December 31, 2005 from 2.25% for the year ended December 31, 2004.

Financing related costs.  Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to limit our exposure to possible increases in interest rates. Financing related costs decreased $500,000 to $1.6 million for the year ended December 31, 2005 from $2.1 million for the year ended December 31, 2004. The decrease was due principally to lower costs associated with mark-to-market adjustments for derivative contracts in the period. Mark-to-market adjustments were a net gain of $3,000 for the year ended December 31, 2005 compared with net loss of $528,000 for the year ended December 31, 2004. Commitment fees were $1.6 million for the year ended December 31, 2005 compared with $1.5 for the year ended December 31, 2004.

Provision for credit losses.  The provision for credit losses increased $900,000, or 9.0%, to $10.9 million for the year ended December 31, 2005 from $10.0 million for the year ended December 31, 2004. In general, we experienced positive trends in credit quality for the year ended December 31, 2005 with lower annualized net charge-offs and lower year-end delinquency levels than for the year ended December 31, 2004. Net charge-offs were $9.1 million for the year ended December 31, 2005 and $8.9 million for the year ended December 31, 2004. Net charge-offs as a percentage of average net investment in leases decreased to 1.74% in 2005 from 1.99% in 2004. We generally expect net charge-offs to approximate 2.00% of average net investment in leases. The 2005 provision for credit losses included a $1.25 million estimate made during the third quarter for expected losses from the areas hardest hit by Hurricane Katrina. This additional reserve was initially estimated based on our total estimated exposure of $4.8 million in net investment in direct financing leases in the most affected areas at the time. Through December 31, 2005, we did not experience any significant charge-offs related to Hurricane Katrina. However, we have restructured approximately $1.0 million in net investment in leases in the Gulf States region by deferring payments on such leases generally until January 2006.

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

Earnings per Common Share

In conjunction with our November 2003 reorganization and IPO, warrants were exercised and convertible preferred stock converted, and our capital structure simplified into one class of common stock outstanding. The number of common shares issued as a result of these conversions was 5.86 million, or approximately 52% of total common shares outstanding following the IPO. Because of the significant impact on share count and the related impact on operations from warrant valuations and preferred dividends, we believe a pro forma analysis of diluted EPS for the year 2003 provides a more meaningful basis to evaluate performance of the Company over the past three fiscal years. The following analysis reconciles 2003 EPS calculations on a GAAP basis to pro forma EPS which assumes the exercise of the of warrants and the conversion of the convertible preferred stock as of the beginning of the periods reported and adds back warrant expenses and preferred dividends:

	Years Ended December 31,
	2006	2005	2004	2003
	(In thousands, except per-share amounts)

Net income attributable to common stockholders	$18,634	$16,248	$13,459	$841
Weighted average common shares outstanding (used for basic EPS)	11,804	11,552	11,330	3,002
Effect of dilutive securities:
Stock options and restricted stock	357	434	400	339

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)	12,161	11,986	11,730	3,341

Net earnings per common share (GAAP):
Basic	$1.58	$1.41	$1.19	$0.28
Diluted	$1.53	$1.36	$1.15	$0.25
Pro forma 2003 earnings per share:
Adjusted net earnings used for diluted EPS				$841
Change in fair value of warrants				5,723
Preferred Stock Dividends				2,006	(1)

Adjusted net earnings				$8,570

Adjusted weighted average common shares and assumed conversions (used for diluted EPS)				3,341
Effect of warrants				605
Effect of Preferred Stock				4,454	(1)

Pro forma weighted average shares used for diluted EPS				8,400

Pro forma diluted EPS				$1.02

(1)	The effects of convertible preferred stock in 2003 were deemed anti-dilutive and, therefore, not considered in 2003 GAAP diluted EPS calculations.

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

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Average net investment in direct financing leases	$611,348	$523,948	$446,965
Salaries and benefits expense	22,468	18,173	14,447
General and administrative expense	11,957	11,908	10,063
Efficiency ratio	44.77%	43.36%	41.63%
Percent of average net investment in leases:
Salaries and benefits	3.68%	3.47%	3.23%
General and administrative	1.96%	2.27%	2.25%

Key growth indicators management evaluates regularly are sales account executive staffing levels and the activity of our origination sources, which are shown below.

	As of or For the Year Ended December 31,
	2006	2005	2004	2003	2002

Number of sales account executives	100	103	100	84	67
Number of originating sources(1)	1,295	1,295	1,244	1,147	929

(1)	Monthly average of origination sources generating lease volume.

Residual Performance

Our leases offer our end user customers the option to own the purchased equipment at lease expiration. Based on the minimum lease payments receivable as of December 31, 2006, approximately 73% of our leases were one dollar purchase option leases, 21% were fair market value leases and 6% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of December 31, 2006, there were $48.2 million of residual assets retained on our balance sheet of which $35.1 million or 72.8% were related to copiers. As of December 31, 2005, there were $44.3 million of residual assets retained on our balance sheet of which $30.3 million or 67.6% were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2006 and 2005, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Our leases generally include automatic renewal provisions and many leases continue beyond their initial term. We consider renewal income a component of residual performance. For the years ended December 31, 2006, 2005 and 2004 renewal income, net of depreciation amounted to $6.5 million, $6.1 million and $4.5 million and net gains (losses) on residual values disposed at end of term amounted to $284,000, ($41,000) and $158,000 respectively. The increase in net residual income is generally consistent with past customer behavior in electing renewal options, the growth in our lease portfolio and an increased number of leases where we retain a residual interest reaching end of term.

Lease Receivables and Asset Quality

Our net investment in direct financing leases grew $121.3 million or 21.2% to $693.9 million at December 31, 2006, from $572.6 million at December 31, 2005. The Company continues to pursue growth strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources.

The chart below provides our asset quality statistics for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$7,813	$6,062	$5,016
Provision for credit losses	9,934	10,886	9,953
Charge-offs, net	(9,546)	(9,135)	(8,907)

Allowance for credit losses, end of period	$8,201	$7,813	$6,062

Net charge-offs to average net investment in direct financing Leases(1)	1.56%	1.74%	1.99%
Allowance for credit losses to net investment in direct financing leases, end of period(1)	1.21%	1.39%	1.26%
Average net investment in direct financing leases(1)	$611,348	$523,948	$446,965
Net investment in direct financing leases, end of period(1)	$677,848	$562,039	$479,767
Delinquencies 60 days or more past due	$5,676	$4,063	$4,453
Delinquencies 60 days or more past due(2)	0.71%	0.61%	0.78%
Allowance for credit losses to delinquent accounts 60 days or more past due	144.49%	192.3%	136.13%
Non-accrual leases	$2,250	$2,017	$1,944
Renegotiated leases	$3,819	$4,140	$2,896

(1)	Net investment in leases excludes allowance for credit losses and initial direct costs and fees deferred for purposes of asset quality and allowance calculations.

(2)	Calculated as a percentage of minimum lease payments receivable.

Net investments in direct financing leases are charged-off when they are contractually past due 121 days and are reported net of recoveries. Income is not recognized on leases when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease becomes less than 90 days delinquent.

We generally expect net charge-offs to approximate 2.00% of average net investment in leases. Net charge-offs in 2006 were 1.56% and below our 2.00% expectation we believe principally due to continued monitoring of our lease portfolio, favorable recoveries and favorable general economic conditions.

In the third quarter of 2005 we recorded additional reserves for expected credit losses of $1.25 million based on our assessment of information available at the time on our lease portfolio’s exposure to those areas most impacted by Hurricane Katrina in late August 2005. Marlin estimates that it had approximately $4.8 million in net investment in leases outstanding in the areas most affected by Hurricane Katrina. As of December 31, 2006, we have charged off approximately $0.35 million and restructured approximately $1.0 million of these accounts by deferring lessee payments generally into the first quarter of 2006. Based on our ongoing monitoring of this portfolio segment, during the second quarter of 2006 we determined that approximately $901,000 in remaining reserves for Katrina losses was no longer required, resulting in a reduction of the provision. The establishment in 2005 and subsequent recovery in 2006 of the majority of the Hurricane Katrina reserve was the primary cause of the decrease in the allowance for credit losses as a percentage of net investment in leases to 1.21% at December 31, 2006 from 1.39% at December 31, 2005.

Delinquent accounts 60 days or more past due as a percentage of minimum lease payments receivable increased to 0.71% at December 31, 2006 from 0.61% at December 31, 2005. The performance level of 2006 is comparable to 2004 (0.78%) and 2003 (0.74%.) Our usual experience and expectation is for slightly higher delinquency rates as of year-end as we believe our lessees tend to adjust their payment patterns around the year-end.

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

New lease originations are generally funded in the short-term with cash from operations or through borrowings under our revolving bank facility or our CP conduit warehouse facilities. Our current plans assume the execution of a term note securitization approximately once a year to refinance and relieve the bank revolver and CP conduit warehouse facilities. As of December 31, 2006 we had no borrowings outstanding under our bank and CP conduit warehouse facilities and, therefore, we had approximately $265.0 million of available borrowing capacity through these facilities in addition to available cash and cash equivalents of $26.7 million.

Net cash provided by financing activities was $99.6 million, $81.6 million and $39.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We used cash in investing activities of $136.1 million, $103.3 million and $89.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Investing activities primarily relate to lease origination activity.

Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $28.8 million, $40.1 million and $36.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We expect cash from operations, additional borrowings on existing and future credit facilities and, the completion of additional on-balance sheet term note securitizations to be adequate to support our operations and projected growth.

Cash and Cash Equivalents.  Our objective is to maintain a low cash balance, investing any free cash in leases. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. We had available cash and cash equivalents of $26.7 million at December 31, 2006 and $34.5 million at December 31, 2005.

Restricted Cash.  We had $57.7 million of restricted cash as of December 31, 2006 compared to $47.8 million at December 31, 2005. Restricted cash consists primarily of the pre-funding cash reserves and advance payment accounts related to our term note securitizations.

Borrowings.  Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $616.3 million at December 31, 2006 and $516.8 million at December 31, 2005. At December 31, 2006, our external financing sources, maximum facility amounts, amounts outstanding and unused available commitments, subject to certain minimum equity restrictions and other covenants and conditions, are summarized below:

	For the 12 Months Ended December 31, 2006
		Maximum			As of December 31, 2006
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)

Revolving bank facility(1)	$40,000	$24,390	$6,603	7.52%	$—	—%	$40,000
CP conduit warehouse facilities(1)	$225,000	193,408	59,731	5.81	—	—	225,000
Term note securitizations(2)	—	687,965	488,871	4.29	616,322	4.71%	—

	$265,000		$555,205	4.49%	$616,322	4.71%	$265,000

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts. As of December 31, 2006, we had completed eight on-balance-sheet term note securitizations and had repaid five in their entirety.

Revolving bank facility.  As of December 31, 2006 and December 31, 2005, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 1.87%. It is secured by leases that meet specified eligibility criteria. Our revolving bank facility provides temporary funding pending the accumulation of sufficient pools of leases for financing through a CP conduit warehouse facility or an on-balance-sheet term note securitization. Funding under this facility is based on a borrowing base formula and factors in an assumed discount rate and advance rate against the pledged leases. The credit facility expires on August 31, 2007.

Our weighted average outstanding borrowings under this facility were $6.6 million for the year ended December 31, 2006 compared to $1.4 million for the year ended December 31, 2005. We incurred interest expense under this facility of $497,000 for the year ended December 31, 2006 compared to $84,000 for the year ended December 31, 2005.

As of December 31, 2006 and December 31, 2005, there were no borrowings outstanding under the revolving bank facility. For the years ended December 31, 2006 and December 31, 2005, the Company incurred commitment fees on the unused portion of the credit facility of $184,000 and $216,000, respectively.

CP conduit warehouse facilities.  We have two Commercial Paper (“CP”) conduit warehouse facilities that allow us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transfer pools of leases and interests in the related equipment to special purpose, bankruptcy remote subsidiaries. These special purpose entities in turn pledge their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issues commercial paper to investors. The warehouse facilities allow the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. These facilities require that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest rate cap agreements.

Borrowings under these facilities are based on borrowing base formulas with assumed discount rates and advance rates against the pledged collateral combined with specific portfolio concentration criteria. These financing arrangements have minimum annual fee requirements based on anticipated usage of the facilities.

00-A Warehouse Facility — This facility totals $125 million, was renewed in September 2006 and expires in September 2007. Prior to renewal, the 00-A Warehouse Facility was credit enhanced through a third-party financial guarantee insurance policy. The recent renewal removed the credit enhancement policy requirement. For the years ended December 31, 2006 and December 31, 2005, the weighted average interest rates were 5.89% and 3.74%, respectively. As of December 31, 2006 and December 31, 2005, there were no borrowings outstanding under this facility.

02-A Warehouse Facility — This facility totals $100 million and expires in March 2009. For the years ended December 31, 2006 and December 31, 2005, the weighted average interest rate was 5.75% and 4.29%, respectively. As of December 31, 2006 and December 31, 2005, there were no borrowings outstanding under this facility.

Term note securitizations.  Since our founding through December 31, 2006, we have completed eight on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to pay down periodically the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At December 31, 2006 and at December 31, 2005, outstanding term securitizations amounted to $616.3 million and $516.8 million, respectively.

As of December 31, 2006, $608.4 million of our net investment in direct financing leases was pledged to our term note securitizations. Each of our outstanding term note securitizations is summarized below:

		Outstanding	Scheduled
	Notes Originally	Balance as of	Maturity	Original
	Issued	December 31, 2006	Date	Coupon Rate
	(Dollars in thousands)

2004 — 1
Class A-1	$89,000	$—	August 2005	2.04	%(2)
Class A-2	60,000	—	January 2007	2.91	(2)
Class A-3	24,000	—	June 2007	3.36
Class A-4	61,574	48,958	May 2011	3.88	(2)
Class B	49,684	19,358	May 2011	4.35
Class C	20,362	10,195	May 2011	5.47

	$304,620	$78,511		3.29	%(1)

2005 — 1
Class A-1	$92,000	$—	August 2006	4.05%
Class A-2	73,500	29,693	January 2008	4.49
Class A-3	50,000	50,000	November 2008	4.63
Class A-4	46,749	46,749	August 2012	4.75
Class B	55,546	41,288	August 2012	5.09
Class C	22,765	16,921	August 2012	5.67

	$340,560	$184,651		4.60	%(1)(3)

2006 — 1
Class A-1	$100,000	$72,978	September 2007	5.48%
Class A-2	65,000	65,000	November 2008	5.43
Class A-3	65,000	65,000	December 2009	5.34
Class A-4	62,761	62,761	September 2013	5.33
Class B	62,008	62,008	September 2013	5.63
Class C	25,413	25,413	September 2013	6.20

	$380,182	$353,160		5.51	%(1)(4)

Total Term Note Securitizations		$616,322

(1)	Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term securitizations also have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	Original coupon rate represents fixed-rate coupon payable on interest rate swap agreement. Certain classes of the 2004 term note securitization were issued at variable rates to investors with the Company simultaneously entering interest rate swap agreements to convert the borrowings to a fixed interest cost. For the weighted average term of the 2004-1 term note securitization, the weighted average coupon rate will approximate 3.81%.

(3)	The weighted average coupon rate of the 2005-1 term note securitization will approximate 4.81% over the term of the borrowing.

(4)	The weighted average coupon rate of the 2006-1 term note securitization will approximate 5.51% over the term of the borrowing.

Marlin Business Bank.  In October 2005, Marlin submitted an application for an Industrial Bank Charter with the Federal Deposit Insurance Corporation (FDIC) and the State of Utah Department of Financial Institutions to form Marlin Business Bank (“Bank”). On July 28, 2006 the FDIC announced that it placed a six-month moratorium on all industrial bank applications, in response to the increasing number of applications by companies not already engaged in financial services. On January 31, 2007, the FDIC extended the moratorium for an additional year to sunset on January 31, 2008, but the FDIC excepted from the moratorium applicants engaged only in financial activities. Subject to regulatory approvals, Marlin Business Bank will operate from our Salt Lake City office. More information regarding the moratorium may be found at http://www.fdic.gov.

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

Initially FDIC deposits will be raised from the brokered certificates of deposit market. All deposits will be transacted via telephone, mail, and/or ACH and wire transfer. There will be limited if any face-to-face interaction with deposit and lease/loan customers in the Bank’s office. The Bank’s initial asset product offering will consist of small-ticket leasing similar to what we originate currently.

We have assembled a team of experienced bank managers and directors to provide leadership for the Bank. Many of the operational aspects of the Bank will be outsourced to Marlin Leasing Corp.

Financial Covenants

All of our secured borrowing arrangements have financial covenants that we must comply with in order to obtain funding through the facilities and to avoid an event of default. These covenants relate to, among other things, various financial covenants and maximum lease delinquency and default levels. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of servicer termination under the term securitizations. Marlin’s President resigned from his position on December 20, 2006. Dan Dyer, the Company’s Chief Executive Officer, has assumed the title of President and George Pelose, in his expanded role as Chief Operating Officer, has assumed responsibility for all aspects of the Company’s lease financing business. We do not expect the change to have any material adverse effect on our financing arrangements, because the appropriate consents and waivers for this change have been obtained from all affected financing sources.

A merger or consolidation with another company in which the Company is not the surviving entity is also an event of default under the financing facilities. In addition, the revolving bank facility and CP conduit warehouse facilities contain cross-default provisions whereby certain defaults under one facility would also be an event of default on the other facilities, in essence simultaneously restricting our ability to access either of these critical sources of funding. A default by any of our term note securitizations is also considered an event of default under the revolving bank facility and CP conduit warehouse facilities. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of December 31, 2006, the Company was in compliance with terms of the warehouse facilities and term securitization agreements.

Some of the critical financial covenants under our borrowing arrangements as of December 31, 2006 include:

•	Tangible net worth of not less than $79.2 million;

•	Debt to equity ratio of not more than 10-to-1;

•	Fixed charge coverage ratio of not less than 1.15-to-1; and

•	Interest coverage ratio of not less than 3.25-to-1.

As of December 31, 2006 we believe we were in compliance with all covenants in our borrowing relationships.

Contractual Obligations

In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of December 31, 2006 were as follows:

	Contractual Obligations as of December 31, 2006
			Operating	Leased	Capital
	Borrowings	Interest	Leases	Facilities	Leases	Total
	(Dollars in thousands)

2007	$256,483	$25,645	$14	$1,690	$73	$283,905
2008	183,374	14,074	3	1,506	34	198,991
2009	106,856	6,473	—	1,351	—	114,680
2010	51,933	2,318	—	1,281	—	55,532
2011	17,481	376	—	1,181	—	19,038
Thereafter	195	3	—	1,718	—	1,916

Total	$616,322	$48,889	$17	$8,727	$107	$674,062

Market Interest Rate Risk and Sensitivity

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed-rate and variable-rate borrowings and our exposure to interest rate risk changes over time. During 2006, the mix of variable-rate borrowings has ranged from zero to 35.2% of total borrowings and averaged 11.9%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization.

We use derivative financial instruments to attempt to further reduce our exposure to changing cash flows caused by possible changes in interest rates. We use forward starting interest rate swap agreements to reduce our exposure to changing market interest rates prior to issuing a term note securitization. In this scenario we usually enter into a forward starting swap to coincide with the forecasted pricing date of future term note securitizations. The intention of this derivative is to reduce possible variations in future cash flows caused by changes in interest rates prior to our forecasted securitization. We may choose to hedge all or a portion of forecasted transactions. The value of the derivative contract correlates with the movements of interest rates and our intention is to close the derivative contracts simultaneous with the pricing of our forecasted term securitizations. The resulting gain or loss would then be amortized as an adjustment to interest expense over the term of the forecasted securitization.

In August 2006, the Company entered into forward starting interest rate swap agreements with total underlying notional amounts of $200.0 million to commence in October 2007 related to its forecasted October 2007 term note securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair value of $983,000 as of December 31, 2006. These interest rate swap agreements were designated as cash flow hedges of the term note securitization transaction, with unrealized losses recorded in the equity section of the balance sheet of approximately $591,000, net of tax, as of December 31, 2006. The Company expects to terminate these agreements simultaneously with the pricing of its 2007 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.

In August 2006, the Company entered into forward starting interest rate swap agreements with total underlying notional amounts of $100.0 million to commence in October 2008 related to its forecasted October 2008 term note securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair values of $624,000 as of December 31, 2006. These interest rate swap agreements were designated as cash flow hedges of the term note securitization transaction, with unrealized losses recorded in the equity section of the balance sheet of approximately $375,000, net of tax, as of December 31, 2006. The Company expects to terminate these agreements simultaneously with the pricing of its 2008 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowings.

In June and September 2005, the Company entered into forward starting interest rate swap agreements with total underlying notional amounts of $225.0 million to commence in September 2006 related to its forecasted 2006 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2006 term securitization issued in September 2006 and is amortizing the realized gains of $3.7 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $1.9 million, net of tax, as of December 31, 2006. During the year ended December 31, 2006, the Company amortized $573,000 of deferred gains to decrease interest expense of the related 2006 term securitization borrowing. The Company expects to reclassify $928,000 net of tax, into earnings over the next twelve months.

In October and December 2004 we entered into forward-starting swap agreements with a total notional amount of $250 million to partially hedge our forecasted 2005 term securitization. In August 2005 we terminated these interest rate swap agreements simultaneously with the pricing of our 2005 term securitization. The realized gain of these interest rate swap agreements on the termination date was $3.2 million. These interest rate swap agreements were designated as cash flow hedges with the realized gains deferred and recorded in the equity section of the balance sheet of approximately $680,000 and $1.5 million, net of tax, as of December 31, 2006 and December 31, 2005, respectively. During the years ended December 31, 2006 and 2005, the Company amortized $1.3 million and $687,000, respectively, of deferred gains to decrease interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify $451,000, net of tax, into earnings over the next twelve months.

On July 22, 2004 we issued a term note securitization where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to fixed interest costs to the Company for the term of the borrowing. As of December 31, 2006, we had interest rate swap agreements related to these transactions with underlying notional amounts of $49.0 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair value of $456,000 and $1.1 million at December 31, 2006 and December 31, 2005, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $274,000 and $652,000, net of tax, as of December 31, 2006 and December 31, 2005, respectively. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the years ended December 31, 2006 and December 31, 2005.

During the years ended December 31, 2006 and 2005, the Company recognized a net loss of $74,000 and a net gain of $70,000, respectively, in other financing related costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. As of December 31, 2006 and December 31, 2005, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $832,000 and $512,000, respectively. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at fair values of $2,000 and $76,000 at December 31, 2006 and December 31, 2005, respectively. These derivative contracts also related to the 2004 term securitization and are intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $193,000 and $103,000 as of December 31, 2006 and

December 31, 2005, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of December 31, 2006 and December 31, 2005 was $225 million and $155.1 million, respectively.

The Company also sells interest rate caps to offset partially the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to offset partially the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of December 31, 2006, the notional amount of interest-rate cap sold agreements totaled $176.9 million. The fair value of interest-rate caps sold is recorded in other liabilities at $190,000 as of December 31, 2006. As of December 31, 2005, the notional amount of interest-rate cap sold agreements totaled $64.6 million. The fair value of interest-rate caps sold was recorded in other liabilities at $81,000 as of December 31, 2005.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations. For debt obligations, the table presents the contractually scheduled maturities and the related weighted average interest rates as of December 31, 2006 expected as of and for each year ended through December 31, 2010 and for periods thereafter.

	Scheduled Maturities by Calendar Year
						Total
					2011 &	Carrying
	2007	2008	2009	2010	Thereafter	Amount
			(Dollars in thousands)

Debt:
Fixed-rate debt	$256,483	$183,374	$106,856	$51,933	$17,676	$616,322
Average fixed rate	4.63%	4.67%	4.83%	5.08%	5.48%	4.74%
Variable-rate debt	$—	$—	$—	$—	$—	$—
Average variable rate	—	—	—	—	—	—
Interest rate caps purchased:
Beginning notional balance	$225,000	$128,614	$77,159	$31,156	$9,320	$225,000
Ending notional balance	128,614	77,159	31,156	9,320	—	$—
Average receive rate	6.05%	6.02%	6.00%	6.00%	6.00%	6.03%
Interest rate caps sold:
Beginning notional balance	$176,932	$116,453	$75,666	$31,154	$9,320	$176,932
Ending notional balance	116,453	75,666	31,154	9,320	—	$—
Average pay rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Interest rate swaps:
Beginning notional balance	$49,790	$3,248	$—	$—	$—	$49,790
Ending notional balance	3,248	—	—	—	—	$—
Average pay rate	3.88%	3.88%	—	—	—	3.88%
Forward starting interest rate swaps:
Beginning notional balance	$300,000	$300,000	$300,000	$100,000	$—	$300,000
Ending notional balance(1)	$300,000	$300,000	$100,000	—	—	$—
Average pay rate	5.28%	5.28%	5.30%	5.34%	—	5.29%

(1)	The Company expects to terminate these agreements simultaneously with the pricing of its 2007 and 2008 term securitizations.

Our earnings are sensitive to fluctuations in interest rates. The revolving bank facility and CP conduit warehouse facilities are charged a floating rate of interest based on LIBOR, prime rate or commercial paper interest rates. Because our assets are predominantly fixed-rate, increases in these market interest rates would negatively impact earnings and decreases in the rates would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing under our new leases or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.

For example, the impact of a hypothetical 100 basis point, or 1.0%, increase in the market rates for which our borrowings are indexed for the year ended December 31, 2006 would have been to reduce net interest and fee income by approximately $663,000 based on our average variable-rate warehouse borrowings of approximately $66.3 million for the year then ended, excluding the effects of derivatives, taxes and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.

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

Selected Quarterly Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)

Year ended December 31, 2006
Interest income	$17,819	$18,549	$19,629	$21,648
Fee income	4,907	5,097	5,241	5,066
Interest and fee income	22,726	23,646	24,870	26,714
Income tax expense	3,091	3,452	3,088	2,946
Net income	4,734	5,288	4,730	3,882
Basic earnings per share	0.40	0.45	0.40	0.33
Diluted earnings per share	0.39	0.44	0.39	0.32
Net investment in direct financing leases	588,644	622,815	656,842	693,911
Total assets	670,295	698,107	886,919	795,452
Deferred tax liability	25,307	25,135	23,729	22,931
Total liabilities	551,104	571,866	757,318	661,163
Retained earnings	36,545	41,833	46,563	50,445
Total stockholders’ equity	119,191	126,241	129,601	134,289
Year ended December 31, 2005
Interest income	$15,714	$16,389	$17,490	$17,979
Fee income	4,448	4,586	4,225	4,699
Interest and fee income	20,162	20,975	21,715	22,678
Income tax expense	2,580	2,874	2,299	2,854
Net income	3,949	4,484	3,444	4,370
Basic earnings per share	0.34	0.39	0.30	0.38
Diluted earnings per share	0.33	0.38	0.29	0.36
Net investment in direct financing leases	510,700	537,497	557,870	572,581
Total assets	580,554	601,591	732,933	670,989
Deferred tax liability	21,804	23,352	26,674	25,362
Total liabilities	483,603	500,288	625,462	558,380
Retained earnings	19,512	23,997	27,440	31,811
Total stockholders’ equity	96,951	101,303	107,471	112,609

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (not later than January 1, 2006 for calendar-year-end companies). All public companies must use either the modified prospective or the modified retrospective transition method. The Company used the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123(R). Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123(R) and expensed as the awards vest based on their grant date fair value. Accordingly, the Company adopted this rule in the first quarter of 2006 and during the year ended December 31, 2006, the Company recognized approximately $816,000 of pre-tax expense for the vesting of stock options issued prior to January 1, 2006, of which $106,000 was from accelerated vesting due to the separation agreement related to the resignation of Marlin’s President effective December 20, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157, however, does not apply under accounting pronouncements that address share-based payment transactions, including SFAS 123(R) and its related interpretative pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In September 2006, the SEC staff issued SEC Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). In SAB 108 the SEC staff concluded that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both a current year income statement perspective (“roll-over” method) and a year-end balance sheet perspective (“iron-curtain” method.) This dual approach must be adopted for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on the consolidated earnings or financial position of the Company.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

Management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting included herein.

March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Marlin Business Services Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 6, 2007 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, PA
March 6, 2007

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2006 and 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania
March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Marlin Business Services Corp. and Subsidiaries:

We have audited the consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 of Marlin Business Services Corp. and subsidiaries. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Marlin Business Services, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

March 11, 2005

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands, except per-share data)

ASSETS
Cash and cash equivalents	$26,663	$34,472
Restricted cash	57,705	47,786
Net investment in direct financing leases	693,911	572,581
Property and equipment, net	3,430	3,776
Property tax receivables	257	191
Fair value of cash flow hedge derivatives	456	3,383
Other assets	13,030	8,800

Total assets	$795,452	$670,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving and term secured borrowings	$616,322	$516,849
Other liabilities:
Fair value of cash flow hedge derivatives	1,607	—
Sales and property taxes payable	8,034	7,702
Accounts payable and accrued expenses	12,269	8,467
Deferred income tax liability	22,931	25,362

Total liabilities	661,163	558,380

Commitments and contingencies (note 8)
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,030,259 and 11,755,255 shares issued and outstanding, respectively	120	117
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	81,850	77,186
Stock subscription receivable	(18)	(25)
Cumulative other comprehensive income	1,892	3,520
Retained earnings	50,445	31,811

Total stockholders’ equity	134,289	112,609

Total liabilities and stockholders’ equity	$795,452	$670,989

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per-share data)

Income:
Interest income	$77,644	$67,572	$57,707
Fee income	20,311	17,957	13,461

Interest and fee income	97,955	85,529	71,168
Interest expense	26,562	20,835	16,675

Net interest and fee income	71,393	64,694	54,493
Provision for credit losses	9,934	10,886	9,953

Net interest and fee income after provision for credit losses	61,459	53,808	44,540
Insurance and other income	5,501	4,682	4,383

Operating income	66,960	58,490	48,923

Non-interest expense
Salaries and benefits	22,468	18,173	14,447
General and administrative	11,957	11,908	10,063
Financing related costs	1,324	1,554	2,055

Non-interest expense	35,749	31,635	26,565

Income before income taxes	31,211	26,855	22,358
Income taxes	12,577	10,607	8,899

Net income	18,634	16,248	13,459

Basic earnings per share	$1.58	$1.41	$1.19
Diluted earnings per share	$1.53	$1.36	$1.15
Weighted average shares used in computing basic earnings per share	11,803,973	11,551,589	11,330,132
Weighted average shares used in computing diluted earnings per share	12,161,479	11,986,088	11,729,703

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income	Earnings	Equity
			(Dollars in thousands, except per-share data)

Balance, December 31, 2003	11,213,610	$112	$71,868	$(213)	$—	$2,104	$73,871
Issuance of common stock	39,116	1	522	—	—	—	523
Exercise of stock options	147,599	1	437	—	—	—	438
Tax benefit on stock options exercised	—	—	834	—	—	—	834
Payment of receivables	—	—	—	159	—	—	159
Restricted stock grant	127,372	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	691	—	—	—	691
Unrealized gains on cash flow hedge derivatives, net of tax	—	—	—	—	374	—	374
Net income	—	—	—	—	—	13,459	13,459

Balance, December 31, 2004	11,527,697	$115	$74,352	$(54)	$374	$15,563	$90,350
Issuance of common stock	19,792	—	356	—	—	—	356
Exercise of stock options	147,591	1	594	—	—	—	595
Tax benefit on stock options exercised	—	—	972	—	—	—	972
Payment of receivables	—	—	—	29	—	—	29
Restricted stock grant	60,145	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	912	—	—	—	912
Unrealized gains on cash flow hedge derivatives, net of tax	—	—	—	—	3,146	—	3,146
Net income	—	—	—	—	—	16,248	16,248

Balance, December 31, 2005	11,755,225	$117	$77,186	$(25)	$3,520	$31,811	$112,609
Issuance of common stock	15,739	—	343	—	—	—	343
Exercise of stock options	156,494	2	688	—	—	—	690
Tax benefit on stock options exercised	—	—	1,048	—	—	—	1,048
Stock option compensation recognized	—	—	1,090	—	—	—	1,090
Payment of receivables	—	—	—	7	—	—	7
Restricted stock grant	102,801	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	1,495	—	—	—	1,495
Unrealized gains (losses) on cash flow hedge derivatives, net of tax	—	—	—	—	(1,628)	—	(1,628)
Net income	—	—	—	—	—	18,634	18,634

Balance, December 31, 2006	12,030,259	$120	$81,850	$(18)	$1,892	$50,445	$134,289

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Cash flows from operating activities:
Net income	$18,634	$16,248	$13,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,351	4,048	3,634
Excess tax benefits from stock-based payment arrangements	(1,048)	—	—
Amortization of deferred (gain) on cash flow hedge derivatives	(1,907)	(686)	—
Provision for credit losses	9,934	10,886	9,953
Deferred taxes	(1,346)	5,143	8,899
Amortization of deferred initial direct costs and fees	13,264	11,916	11,869
Deferred initial direct costs and fees	(19,173)	(14,270)	(13,117)
Loss on fixed assets disposed	—	—	154
Effect of changes in other operating items:
Other assets	860	2,524	212
Other liabilities	4,219	4,274	1,826

Net cash provided by operating activities	28,788	40,083	36,889

Cash flows from investing activities:
Gross equipment purchased for direct financing lease contracts	(388,661)	(318,413)	(272,275)
Principal collections on direct financing lease receivables	264,528	227,575	190,534
Security deposits collected, net of returns	(1,224)	(598)	2,518
Acquisitions of property and equipment	(873)	(1,457)	(2,518)
Change in restricted cash	(9,918)	(10,455)	(7,727)

Net cash used in investing activities	(136,148)	(103,348)	(89,468)

Cash flows from financing activities:
Issuances of common stock, net of terminations	350	385	682
Exercise of stock options	690	595	438
Excess tax benefits from stock-based payment arrangements	1,048	—	—
Debt issuance costs	(2,010)	(1,514)	(2,556)
Term securitization advances	380,182	340,560	304,620
Term securitization repayments	(280,709)	(246,348)	(203,866)
Secured bank facility advances	159,624	50,581	20,420
Secured bank facility repayments	(159,624)	(50,581)	(24,929)
Warehouse advances	217,168	169,005	115,482
Warehouse repayments	(217,168)	(181,038)	(171,055)

Net cash provided by financing activities	99,551	81,645	39,236

Net increase (decrease) in cash and cash equivalents	(7,809)	18,380	(13,343)
Cash and cash equivalents, beginning of period	34,472	16,092	29,435

Cash and cash equivalents, end of period	$26,663	$34,472	$16,092

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,423	$19,101	$14,507
Cash paid for income taxes	10,708	5,938	—

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1.	The Company

Marlin Business Services Corp. (“Company”) was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation, the Company provides equipment leasing solutions primarily to small businesses nationwide in a segment of the equipment leasing market commonly referred to in the leasing industry as the small-ticket segment. The Company finances over 70 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers and certain commercial and industrial equipment. Marlin Leasing Corporation is managed as a single business segment.

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

Net Investment in Direct Financing Leases

The Company uses the direct finance method of accounting to record direct financing leases and related interest income. At the inception of a lease, the Company records as an asset the minimum future lease payments receivable, plus the estimated residual value of the leased equipment, less unearned lease income. Initial direct costs and fees related to lease originations are deferred as part of the investment and amortized over the lease term. Unearned lease income is the amount by which the total lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income, net of initial direct costs and fees, is recognized as revenue over the lease term using the interest method.

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

Allowance for Credit Losses

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

Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the degree we add new leases to our portfolio, or to the degree credit quality is worse than expected, we will record expense to increase the allowance for credit losses for the estimated net losses expected in our lease portfolio. Actual losses may vary from current estimates.

Property and Equipment

The Company records property and equipment at cost. Equipment capitalized under capital leases is recorded at the present value of the minimum lease payments due over the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or lease term, whichever is shorter. The Company generally uses depreciable lives that range from three to seven years based on equipment type.

Other Assets

Included in other assets on the consolidated balance sheets are transaction costs associated with warehouse facilities and term securitization transactions that are being amortized over the estimated lives of the related warehouse facilities and the term securitization transactions using a method which approximates the interest method. In addition, other assets include prepaid expenses, accrued fee income and progress payments on equipment purchased to lease.

Securitizations

From inception through December 31, 2006, the Company has completed eight term note securitizations of which five have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying consolidated balance sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Derivatives

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Our management must then assess the likelihood that deferred tax assets will

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. The Company has utilized net operating loss carryforwards (“NOL”) for state and federal income tax purposes. The Tax Reform Act of 1986 contains provisions that may limit the NOL’s available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in the ownership of a company greater than 50% within a three-year period results in an annual limitation on a company’s ability to utilize its NOL’s from tax periods prior to the ownership change. Management believes that the corporate reorganization and initial public offering in November 2003 did not have a material effect on its ability to utilize these NOL’s. No valuation allowance has been established against net deferred tax assets related to our NOL utilization.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R) Share-Based Payments, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (not later than January 1, 2006 for calendar-year-end companies). All public companies must use either the modified prospective or the modified retrospective transition method. The Company used the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123(R). Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123(R) and expensed as the awards vest based on their grant date fair value. Accordingly, the Company adopted this rule in the first quarter of 2006 and during the year ended December 31, 2006, the Company recognized approximately $816,000 of pre-tax expense for the vesting of stock options issued prior to January 1, 2006, of which $106,000 was from accelerated vesting due to the separation agreement related to the resignation of Marlin’s President effective December 20, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based on the Company’s tax positions at December 31, 2006, the adoption of FIN 48 will not have a material impact on the consolidated earnings or financial position of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157, however, does not apply under accounting pronouncements that address share-based payment transactions, including SFAS 123(R) and its related interpretative pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In September 2006, the SEC staff issued SEC Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). In SAB 108 the SEC staff concluded that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both a current year income statement perspective (“roll-over” method) and a year-end balance sheet perspective (“iron-curtain” method.) This dual approach must be adopted for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on the consolidated earnings or financial position of the Company.

3.	Net Investment in Direct Financing Leases

Net investment in direct financing leases consists of the following:

	December 31
	2006	2005
	(Dollars in thousands)

Minimum lease payments receivable	$799,716	$660,946
Estimated residual value of equipment	48,188	44,279
Unearned lease income, net of initial direct costs and fees deferred	(128,268)	(106,083)
Security deposits	(17,524)	(18,748)
Allowance for credit losses	(8,201)	(7,813)

	$693,911	$572,581

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of December 31, 2006:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)

Year Ending December 31:
2007	$316,856	$64,935
2008	232,004	37,206
2009	145,606	18,059
2010	76,404	6,862
2011	28,197	1,199
Thereafter	649	7

	$799,716	$128,268

The Company’s leases are assigned as collateral for borrowings as further discussed in note 9.

Initial direct costs and fees deferred were $24.3 million and $18.4 million as of December 31, 2006 and 2005, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At December 31, 2006 and 2005, $35.1 million and $30.3 million, respectively, of the estimated residual value of equipment related to copiers.

Income is not recognized on leases when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease becomes less than 90 days delinquent. As of December 31, 2006 and 2005, the Company maintained direct finance lease receivables which were on a non-accrual basis of $2.3 million and $2.0 million, respectively. As of December 31, 2006 and 2005, the Company had minimum lease receivables in which the terms of the original lease agreements had been renegotiated in the amount of $3.8 million and $4.1 million, respectively.

4.	Concentrations of Credit Risk

As of December 31, 2006, leases approximating 14% and 10% of the net investment balance of leases by the Company were located in the states of California and Florida, respectively. No other state accounted for more than 10% of the net investment balance of leases owned and serviced by the Company as of December 31, 2006. As of December 31, 2006 no single vendor source accounted for more than 4% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2006. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including retail, service, manufacturing, medical and restaurant, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. The estimated residual value of leased equipment was comprised of 72.8% of copiers as of December 31, 2006. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2006. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment.

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

5.	Allowance for Credit Losses

Net investments in direct financing leases are charged-off when they are contractually past due 121 days based on the historical net loss rates realized by the Company.

Activity in this account is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance, beginning of period	$7,813	$6,062	$5,016
Current provisions	9,934	10,886	9,953
Charge-offs, net	(9,546)	(9,135)	(8,907)

Balance, end of period	$8,201	$7,813	$6,062

6.	Property and Equipment, net

Property and equipment consist of the following:

	December 31,		Depreciable
	2006	2005	Life
	(Dollars in thousands)

Furniture and equipment	$2,503	$2,384	7 years
Computer systems and equipment	5,521	4,932	3-5 years
Leasehold improvements	533	496	lease term
Less — accumulated depreciation
and amortization	(5,127)	(4,036)

	$3,430	$3,776

Depreciation and amortization expense was $1.1 million, $1.1 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Other Assets

Other assets are comprised of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Derivative collateral	$3,099	$784
Accrued fees receivable	2,687	2,012
Deferred transaction costs	2,427	2,050
Factoring receivables	1,760	—
Prepaid expenses	871	1,208
Other	2,186	2,746

	$13,030	$8,800

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

8.	Commitments and Contingencies

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

As of December 31, 2006, the Company leases all six of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in Denver, Colorado, Atlanta, Georgia, Philadelphia, Pennsylvania, Chicago, Illinois and Salt Lake City, Utah. These lease commitments are accounted for as operating leases.

The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2006:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)

Year Ending December 31:
2007	$73	$14
2008	34	3
2009	—	—
2010	—	—
2011	—	—
Thereafter	—	—

Total minimum lease payments	$107	$17

Less — amount representing interest	(6)

Present value of minimum lease payments	$101

Rent expense was $1.3 million, $1.2 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has employment agreements with certain senior officers that currently extend through November 12, 2008, with certain renewal options.

9.	Revolving and Term Secured Borrowings

Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Secured bank facility	$—	$—
00-A Warehouse Facility	—	—
02-A Warehouse Facility	—	—
03-1 Term Securitization	—	56,270
04-1 Term Securitization	78,511	155,499
05-1 Term Securitization	184,651	305,080
06-1 Term Securitization	353,160	—

Total borrowings	$616,322	$516,849

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,
	2006	2005
	(Dollars in thousands)

Secured bank facility	$—	$—
00-A Warehouse Facility	—	—
02-A Warehouse Facility	—	—
03-1 Term Securitization	—	57,868
04-1 Term Securitization	84,090	174,081
05-1 Term Securitization	212,654	350,918
06-1 Term Securitization	413,700	—

	$710,444	$582,867

Secured Bank Facility

As of December 31, 2006, the Company has a secured line of credit with a group of four banks to provide up to $40.0 million in borrowings generally at LIBOR plus 1.87%. The credit facility expires on August 31, 2007. For the years ended December 31, 2006 and 2005, the weighted average interest rates were 7.52% and 6.18%, respectively. For the years ended December 31, 2006 and 2005, the Company incurred commitment fees on the unused portion of the credit facility of $184,000 and $216,000, respectively.

Warehouse Facilities

00-A Warehouse Facility — During December 2000, the Company entered into a $75 million commercial paper warehouse facility (“the 00-A Warehouse Facility”). This facility was increased to $125 million in May 2001. The facility was renewed in September 2006 and expires in September 2007. Prior to renewal, the 00-A Warehouse Facility was credit enhanced through a third-party financial guarantee insurance policy. The recent renewal removed the credit enhancement policy requirement. The 00-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the years ended December 31, 2006, 2005 and 2004, the weighted average interest rates were 5.89%, 3.74% and 1.71%, respectively. As of December 31, 2006 and December 31, 2005 there were no notes outstanding under this facility. The 00-A Warehouse Facility requires that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest rate cap agreements. As of December 31, 2006, the Company had interest rate cap transactions with notional values of $125.0 million, at a weighted average rate of 6.04%. The fair value of these interest rate cap transactions was $122,000 as of December 31, 2006.

02-A Warehouse Facility — During April 2002, the Company entered into a $75 million commercial paper warehouse facility (“the 02-A Warehouse Facility”). In January 2004 the 02-A Warehouse Facility was transferred to another lender and increased to $100 million in March 2004. The facility was renewed in March 2006 and expires in March 2009. Prior to renewal, the 00-A Warehouse Facility was credit enhanced through a third-party financial guarantee insurance policy. The recent renewal removed the credit enhancement policy requirement. The 02-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the years ended December 31, 2006, 2005 and 2004, the weighted average interest rate was 5.75%, 4.29% and

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

2.29%, respectively. As of December 31, 2006 and December 31, 2005 there were no notes outstanding under this facility. The 02-A Warehouse Facility requires that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest rate cap agreements. As of December 31, 2006, the Company had interest rate cap transactions with notional values of $100.0 million at a weighted average rate of 6.11%. The fair value of these interest rate cap transactions was $71,000 as of December 31, 2006.

Term Securitizations

03-1 Transaction — On June 25, 2003, the Company closed a $217.2 million term securitization (“Series 2003-1 Notes”). In connection with the Series 2003-1 transaction, three tranches of notes were issued to investors in the form of $197.3 million Class A Notes, $14.3 million Class B Notes and $5.6 million Class C Notes. The weighted average fixed-rate coupon payable to investors is 3.18%.

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

05-1 Transaction — On August 18, 2005 the Company closed a $340.6 million term securitization (“Series 2005-1 Notes”). In connection with the 2005-1 transaction, 6 classes of fixed-rate notes were issued to investors. The weighted average interest coupon will approximate 4.81% over the term of the financing.

06-1 Transaction — On September 21, 2006 the Company closed a $380.2 million term securitization (“Series 2006-1 Notes”). In connection with the 2006-1 transaction, 6 classes of fixed-rate notes were issued to investors. The weighted average interest coupon will approximate 5.51% over the term of the financing.

Borrowings under the Company’s warehouse facilities and the term securitizations are collateralized by the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.

Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement and a maximum debt to equity ratio. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of servicer termination under the term securitizations. Marlin’s President resigned from his position on December 20, 2006. Dan Dyer, the Company’s Chief Executive Officer, has assumed the title of President and George Pelose, in his expanded role as Chief Operating Officer, has assumed responsibility for all aspects of the Company’s lease financing business. We do not expect the change to have any material adverse effect on our financing arrangements, because the appropriate consents and waivers for this change have been obtained from all affected financing sources.

A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of December 31, 2006 and 2005 the Company was in compliance with terms of the warehouse facilities and term securitization agreements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Scheduled principal and interest payments on outstanding debt as of December 31, 2006 are as follows:

	Principal	Interest
	(Dollars in thousands)

Year Ending December 31:
2007	$256,483	$25,645
2008	183,374	14,074
2009	106,856	6,473
2010	51,933	2,318
2011	17,481	376
Thereafter	195	3

	$616,322	$48,889

10.	Derivative Financial Instruments and Hedging Activities

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

In August 2006, the Company entered into forward starting interest rate swap agreements with total underlying notional amounts of $200.0 million to commence in October 2007 related to its forecasted October 2007 term note securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair value of $983,000 million as of December 31, 2006. These interest rate swap agreements were designated as cash flow hedges of the forecasted term note securitization transaction, with unrealized losses recorded in the equity section of the balance sheet of approximately $591,000, net of tax, as of December 31, 2006. The Company expects to terminate these agreements simultaneously with the pricing of its 2007 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.

In August 2006, the Company entered into forward starting interest rate swap agreements with total underlying notional amounts of $100.0 million to commence in October 2008 related to its forecasted October 2008 term note securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair values of $624,000 as of December 31, 2006. These interest rate swap agreements were designated as cash flow hedges of the forecasted term note securitization transaction, with unrealized losses recorded in the equity section of the balance sheet of approximately $375,000 net of tax, as of December 31, 2006. The Company expects to terminate these agreements simultaneously with the pricing of its 2008 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.

In June and September 2005, the Company had entered into similar forward starting interest rate swap agreements with total underlying notional amounts of $225.0 million to commence in September 2006 related to its

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

forecasted 2006 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2006 term securitization issued in September 2006 and is amortizing the realized gains of $3.7 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $1.9 million, net of tax, as of December 31, 2006. During the year ended December 31, 2006, the Company amortized $573,000 of deferred gains to decrease interest expense of the related 2006 term securitization borrowing. The Company expects to reclassify $928,000 million net of tax, into earnings over the next twelve months.

In October and December 2004, the Company had entered into similar forward starting interest rate swap agreements with total underlying notional amounts of $250.0 million to commence in August 2005 related to its forecasted 2005 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2005 term securitization issued in August 2005 and is amortizing the realized gains of $3.2 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $680,000 and $1.5 million, net of tax, as of December 31, 2006 and December 31, 2005, respectively. During the years ended December 31, 2006 and 2005, the Company amortized $1.3 million and $687,000, respectively, of deferred gains to decrease interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify $451,000, net of tax, into earnings over the next twelve months.

The Company issued a term note securitization on July 22, 2004 where certain classes of notes were issued at variable rates to investors and simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. At December 31, 2006, we had interest rate swap agreements related to these transactions with underlying notional amounts of $49.0 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $456,000 and $1.1 million as of December 31, 2006 and December 31, 2005, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet of approximately $274,000 and $652,000, net of tax, as of December 31, 2006 and December 31, 2005, respectively. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company recognized a net loss of $74,000 in other financing related costs related to the fair values of the interest rate swaps that were not designated as cash flow hedge derivatives. During the year ended December 31, 2005, the Company recognized a net gain of $70,000 in other financing related costs related to similar interest rate swaps that were terminated or did not qualify for hedge accounting. As of December 31, 2006, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $832,000. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at a fair value of $2,000. These derivative contracts also related to the 2004 term securitization and are intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in our warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $193,000 and $103,000 as of December 31, 2006 and December 31, 2005, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest rate caps owned as of December 31, 2006 and December 31, 2005 was $225.0 million and $155.1 million, respectively.

The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. The notional amount of interest-rate cap sold agreements totaled $176.9 million and $64.6 million at December 31, 2006 and December 31, 2005, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $190,000 and $81,000 as of December 31, 2006 and December 31, 2005, respectively.

11.	Income Taxes

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Current:
Federal	$11,539	$4,473	$—
State	2,384	991	—

Total current	13,923	5,464	—
Deferred:
Federal	(1,390)	4,368	7,414
State	44	775	1,485

Total deferred	(1,346)	5,143	8,899

Total income taxes	$12,577	$10,607	$8,899

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes principally related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns. The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Net operating loss carryforwards	$—	$3,548	$12,480
Allowance for credit losses	3,246	3,114	2,416
Lease accounting	(24,838)	(28,721)	(33,733)
Deferred acquisition costs	(3,670)	(3,274)	—
Interest-rate cap agreements	72	95	203
Other comprehensive income	(1,251)	(2,329)	(244)
Accrued expenses	431	30	60
Depreciation	(352)	(405)	(341)
Deferred income	2,258	2,145	725
Deferred compensation	1,106	435	282
Other	67	—	42

Deferred tax liability	$(22,931)	$(25,362)	$(18,110)

In 2005 we changed our tax accounting for certain deferred acquisition costs and began to expense these items as incurred for income tax purposes. This change resulted in a deferred tax liability of $3.7 million and $3.3 million in 2006 and 2005, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

As of December 31, 2006 the Company has utilized all its federal and state net operating loss carryforwards (“NOLs”) generated in prior tax years.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	December 31,
	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.1%	4.3%	4.3%
Other permanent differences	0.2%	0.2%	0.5%

Effective rate	40.3%	39.5%	39.8%

12.	Earnings Per Share

The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per-share data)

Net income	$18,634	$16,248	$13,459
Weighted average common shares outstanding used in computing basic EPS	11,803,973	11,551,589	11,330,132
Effect of dilutive securities:
Stock options and restricted stock	357,506	434,499	399,571

Adjusted weighted average common shares used in computing diluted EPS	12,161,479	11,986,088	11,729,703

Net earnings per common share:
Basic	$1.58	$1.41	$1.19

Diluted	$1.53	$1.36	$1.15

The shares used in computing diluted earnings per share exclude options to purchase 204,770, 2,700 and 148,410 shares of common stock for the years ended December 31, 2006, 2005 and 2004, respectively, as the inclusion of such shares would be anti-dilutive.

13.	Stock-Based Plans

Under the terms of the Marlin Business Services Corp. 2003 Equity Compensation Plan (as amended, the “2003 Plan”), employees, certain consultants and advisors, and non-employee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 2,100,000. There were 362,052 shares available for future grants under the Equity Plan as of December 31, 2006.

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

Under SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense related to stock options granted to employees and directors is computed using option pricing models to determine the fair value of the stock options at the date of grant. The Company has primarily used the Black-Scholes option pricing model to determine fair value of options issued. The following table presents the pro forma impact on earnings and earnings per share for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
	(Dollars in thousands, except
	per-share data)

Net income, as reported	$16,248	$13,459
Add: stock-option-based employee compensation expense included in net income, net of tax	549	428
Deduct: total stock-option-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(897)	(686)

Pro forma net income	$15,900	$13,201

Basic earnings per share:
As reported	$1.41	$1.19
Pro forma	1.38	1.17
Diluted earnings per share:
As reported	$1.36	$1.15
Pro forma	1.33	1.13
Weighted average shares used in computing basic earnings per share	11,551,589	11,330,132
Weighted average shares used in computing diluted earnings per share	11,986,088	11,729,703

The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense during the year ended December 31, 2006 of $1.1 million, of which $0.2 million was from accelerated vesting due to the separation agreement related to the resignation of Marlin’s President effective December 20, 2006.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

For the year ended December 31, 2006, the incremental stock-based compensation expense decreased income before income taxes by $1.1 million, decreased net income by $0.7 million, and decreased basic and diluted earnings per share by $0.06 and $0.05, respectively. During the year ended December 31, 2006, excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $1.0 million.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.

Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. Of the total options granted during the year ended December 31, 2006, 58,792 shares are contingent on performance factors. The Company has recognized expense related to performance options based on the most probable performance target as of December 31, 2006.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

The fair value of each stock option granted during the year ended December 31, 2006 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the years ended December 31, 2006, 2005 and 2004, was $8.50, $6.67 and $8.54 per share, respectively. The following weighted average assumptions were used for valuing option grants made during the years ended December 31, 2006, 2005 and 2004:

	December 31,
Weighted Averages:	2006	2005	2004

Risk-free interest rate	4.84%	3.75%	3.99%
Expected life (years)	5.1years	5.1years	8.0years
Expected volatility	35%	35%	35%
Expected dividends	$—	$—	$—

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

A summary of option activity for the three years ended December 31, 2006 follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, December 31, 2003	1,078,208	$5.66
Granted	207,000	18.20
Exercised	(147,599)	2.97
Forfeited	(42,089)	9.83
Expired	—	—

Outstanding, December 31, 2004	1,095,520	$8.21
Granted	119,765	17.96
Exercised	(147,591)	4.03
Forfeited	(65,436)	14.70
Expired	—	—

Outstanding, December 31, 2005	1,002,258	$9.56
Granted	109,431	21.59
Exercised	(156,494)	4.41
Forfeited	(36,218)	16.26
Expired	—	—

Outstanding, December 31, 2006	918,977	$11.61

During the year ended December 31, 2006 the Company recognized total compensation expense related to options of $1.1 million, of which $816,000 related to options issued prior to 2006. The total pre-tax intrinsic value of stock options exercised was $2.7 million for the year ended December 31, 2006. The related tax benefits realized from the exercise of stock options for the year ended December 31, 2006 were $1.0 million.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Weighted	Aggregate
Range of	Number	Remaining Life	Average	Intrinsic	Number	Average Remaining	Average	Intrinsic
Exercise Price	Outstanding	(Years)	Exercise Price	Value	Exercisable	Life (Years)	Exercise Price	Value
				(In thousands)				(In thousands)

$1.90 — 3.39	234,292	4.3	$3.12	$4,899	219,067	4.2	$3.11	$4,583
$4.23 — 5.01	91,791	3.3	4.33	1,808	91,791	3.3	4.33	1,808
$10.18	164,535	4.9	10.18	2,279	159,697	4.9	10.18	2,212
$14.00 — 16.02	99,000	7.1	14.73	921	55,163	6.9	14.30	537
$17.52 — 22.25	329,359	6.2	19.45	1,508	38,042	5.6	18.32	217

	918,977	5.3	$11.61	$11,415	563,760	4.6	$7.43	$9,357

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $24.03 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2006, the total future compensation cost related to non-vested stock options not yet recognized in the statement of operations was $1.6 million and the weighted average period over which these awards are expected to be recognized was 2.9 years.

The separation agreement entered into on December 20, 2006 with Marlin’s President provides that, as of his January 31, 2007 separation date, unvested options to purchase 35,501 shares of common stock at an average exercise price of $19.74 will become vested. Options to purchase 138,390 shares at an average exercise price of $6.06 will remain exercisable for 90 days following his separation date, and options to purchase 45,191 shares at an average exercise price of $19.33 will remain exercisable for two years following the separation date. The acceleration of the vesting of options pursuant to the separation agreement resulted in incremental expense of $209,000 during the year ended December 31, 2006, in addition to the $94,000 scheduled expense recorded during the year on the grants subsequently accelerated.

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

Of the total restricted stock awards granted during the year ended December 31, 2006, 22,191 shares may be subject to accelerated vesting based on performance factors and 32,325 shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance target as of December 31, 2006.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following table summarizes the activity of the non-vested restricted stock during the year ended December 31, 2006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested restricted stock at December 31, 2003	—	—
Granted	127,372	$15.88
Vested	—	—
Forfeited	(2,947)	15.88

Non-vested restricted stock at December 31, 2004	124,425	$15.88
Granted	84,203	18.03
Vested	(46,335)	16.45
Forfeited	(21,113)	16.26

Non-vested restricted stock at December 31, 2005	141,180	$16.91
Granted	107,396	21.79
Vested	(36,250)	16.02
Forfeited	(4,595)	17.51

Non-vested restricted stock at December 31, 2006	207,731	$19.57

During the years ended December 31, 2006, 2005 and 2004 the Company granted restricted stock awards totaling $2.3 million, $1.5 million and $2.0 million, respectively. As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized compensation expense of $1.5 million, $0.9 million and $0.7 million related to restricted stock for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $2.4 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 2.7 years. The fair value of shares that vested was $0.8 million during each of the years ended December 31, 2006 and 2005. No shares of restricted stock vested during the year ended December 31, 2004.

The separation agreement entered into with Marlin’s President provides that 18,365 unvested restricted shares become vested as of his January 31, 2007 separation date. The acceleration of the vesting of restricted shares pursuant to the separation agreement resulted in incremental expense of $93,000 during the year ended December 31, 2006, in addition to the $180,000 scheduled expense recorded during the year on the grants subsequently accelerated.

Employee Stock Purchase Plan

In October 2003, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, employees have the opportunity to purchase shares of common stock during designated offering periods equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the purchase date. Participants are limited to 10% of their compensation. The aggregate number of shares under the ESPP that may be issued is 200,000. During 2006 and 2005, 15,739 and 19,792 shares, respectively, of common stock were sold for $343,000 and $357,000, respectively pursuant to the terms of the ESPP.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

14.  Employee 401(k) Plan

The Company adopted a 401(k) plan (the “Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per IRS guidelines. The Plan also provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 4%. The Company elected to double the required match in 2006, 2005 and 2004. The Company’s contributions to the Plan for the years ended December 31, 2006, 2005 and 2004 were approximately $298,000, $257,000 and $221,000, respectively.

15.	Other Comprehensive Income

The following table details the components of comprehensive income.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net income, as reported	$18,634	$16,248	$13,459
Other comprehensive income:
Changes in fair values of cash flow hedge derivatives	(802)	5,916	618
Amortization of deferred loss (gain) on cash flow hedge derivatives	(1,907)	(686)	—
Tax effect	1,081	(2,084)	(244)

Total other comprehensive income	(1,628)	3,146	374

Comprehensive income	$17,006	$19,394	$13,833

16.	Disclosures about the Fair Value of Financial Instruments

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2006		December 31, 2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)

Assets:
Cash and cash equivalents	$26,663	$26,663	$34,472	$34,472
Restricted cash	57,705	57,705	47,786	46,568
Interest-rate caps purchased	193	193	103	103
Derivative collateral	3,099	3,099	784	784
Interest-rate swaps	456	456	3,383	3,383
Liabilities:
Revolving and term secured borrowings	616,322	612,919	516,849	509,512
Accounts payable and accrued expenses	20,113	20,113	16,088	16,088
Interest-rate caps sold	190	190	81	81
Interest-rate swaps	1,607	1,607	—	—

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

(a)	Cash and Cash Equivalents

The carrying amount of the Company’s cash approximates fair value as of December 31, 2006 and 2005.

(b)	Restricted Cash

The Company maintains cash reserve accounts as a form of credit enhancement in connection with the Series 2006-1, 2005-1 and 2004-1 term securitizations. The book value of such cash reserve accounts is included in restricted cash on the accompanying balance sheet. The reserve accounts earn a market rate of interest which results in a fair value approximating the carrying amount at December 31, 2006.

(c)	Revolving and Term Secured Borrowings

The fair value of the Company’s debt and secured borrowings was estimated by discounting cash flows at current rates offered to the Company for debt and secured borrowings of the same or similar remaining maturities.

(d)	Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable approximates fair value as of December 31, 2006 and 2005.

(e)	Interest-Rate Caps

The fair value of the Company’s interest-rate cap agreements purchased recorded in other assets was $193,000 and $103,000 as of December 31, 2006 and 2005, respectively, as determined by third party valuations. The fair value of the Company’s interest-rate cap agreements sold recorded in other liabilities was $190,000 and $81,000 as of December 31, 2006 and 2005, respectively, as determined by third party valuations.

(f)	Interest-Rate Swaps

At December 31, 2006 the fair value of the Company’s interest-rate swap agreements recorded in other assets and other liabilities was $0.5 million and $1.6 million, respectively. At December 31, 2005 the fair value of the Company’s interest-rate swap agreements recorded in other assets was $3.4 million. These amounts were determined by third party valuations.

17.	Related Party Transactions

The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Chairman of the Board of Directors and Chief Executive Officer, is the President of The Selzer Company. We do not have any contractual arrangement with The Selzer Group or Richard Dyer, nor do we pay either of them any direct fees. Insurance premiums paid to The Selzer Company were $566,000 and $619,000 during the years ended December 31, 2006 and 2005.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our CEO and our CFO. Our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

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

Change in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2007 Annual Meeting of Stockholders.

We have adopted a code of ethics and business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of ethics and business conduct is available free of charge within the investor relations’ section of our Web site at www.marlincorp.com. We intend to post on our Web site any amendments and waivers to the code of ethics and business conduct that are required to be disclosed by the rules of the Securities and Exchange Commission, or file a Form 8-K, Item 5.05 to the extent required by NASDAQ listing standards.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.  Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedules, are omitted because they are not applicable or are not required, or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits.

Number		Description

1	.1(14)	Purchase Agreement, dated November 15, 2006, between Piper Jaffray & Co., Primus Capital Fund IV Limited Partnership and its affiliate and Marlin Business Services Corp.
3	.1(3)	Amended and Restated Articles of Incorporation of the Registrant.
3	.2(2)	Bylaws of the Registrant.
4	.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.
10	.1(2)†	2003 Equity Compensation Plan of the Registrant.
10	.2(2)†	2003 Employee Stock Purchase Plan of the Registrant.

Number		Description

10	.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.
10	.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation
10	.5(2)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.
10	.6(2)†	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.
10	.7(2)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.
10	.8(12)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.
10	.9(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.
10	.10(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.
10	.11(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.
10	.12(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.
10	.13(13)	Second Amended and Restated Series 2000-A Supplement to the Master Facility Agreement, dated as of September 28, 2006, among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch and Wells Fargo Bank, N.A.
10	.14(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.15(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.16(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.17(9)	Third Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 26, 2005, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.18(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.
10	.19(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.
10	.20(1)	First Amendment to Series 2002-A Supplement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

Number		Description

10	.21(4)	Second Amendment to Series 2002-A Supplement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.
10	.22(4)	Third Amendment to Series 2002-A Supplement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.
10	.23(6)	Fifth Amendment to Series 2002-A Supplement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.
10	.24(11)	Amended & Restated Series 2002-A Supplement to the Master Facility Agreement, dated as of March 15, 2006, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.
10	.25(7)†	Compensation Policy for Non-Employee Independent Directors.
10	.26(10)†	Transition & Release Agreement made as of December 6, 2005 (effective as of December 14, 2005) between Bruce E. Sickel and the Registrant.
10	.27(15)†	Separation Agreement, dated December 20, 2006, between Marlin Business Services Corp. and Gary R. Shivers.
16	.1(8)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.
21.1		List of Subsidiaries (Filed herewith)
23.1		Consent of Deloitte & Touche LLP (Filed herewith)
23.2		Consent of KPMG LLP (Filed herewith)
31.1		Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2		Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
32.1		Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 26, 2005 filed on June 2, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 26, 2005 filed on August 26, 2005, and incorporated by reference herein.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 14, 2005 and filed on December 14, 2005, and incorporated by reference herein.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 15, 2006 and filed on March 17, 2006, and incorporated by reference herein.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 19, 2006 and filed on May 25, 2006, and incorporated by reference herein.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated September 28, 2006 and filed on September 29, 2006, and incorporated by reference herein.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated November 15, 2006 and filed on November 17, 2006, and incorporated by reference herein.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 20, 2006 and filed on December 21, 2006, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 6, 2007

Marlin Business Services Corp.

By:	/s/ Daniel P. Dyer
Daniel P. Dyer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Daniel P. Dyer Daniel P. Dyer	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 6, 2007
By:	/s/ Lynne C. Wilson Lynne C. Wilson	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 6, 2007
By:	/s/ John J. Calamari John J. Calamari	Director	March 6, 2007
By:	/s/ Lawrence J. DeAngelo Lawrence J. DeAngelo	Director	March 6, 2007
By:	/s/ Edward Grzedzinski Edward Grzedzinski	Director	March 6, 2007
By:	/s/ Kevin J. McGinty Kevin J. McGinty	Director	March 6, 2007
By:	/s/ James W. Wert James W. Wert	Director	March 6, 2007