Form 10-Q
period 2007-03-31
MARLIN BUSINESS SERVICES CORP
filed 2007-05-04
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Yes ☐       No ☑
At April 27, 2007, 12,261,313 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2007

PART I. Financial Information
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Dollars in thousands, except per-share data)
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,429	$26,663
Restricted cash	63,640	57,705
Net investment in leases and loans	723,057	693,911
Property and equipment, net	3,331	3,430
Property tax receivables	7,000	257
Fair value of cash flow hedge derivatives	264	456
Other assets	12,682	13,030

Total assets	$817,403	$795,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving and term secured borrowings	$632,197	$616,322
Other liabilities:
Fair value of cash flow hedge derivatives	2,328	1,607
Sales and property taxes payable	11,021	8,034
Accounts payable and accrued expenses	9,847	12,269
Deferred income tax liability	21,107	22,931

Total liabilities	676,500	661,163

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,255,674 and 12,030,259 shares issued and outstanding, respectively	123	120
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	84,396	81,850
Stock subscription receivable	(15)	(18)
Cumulative other comprehensive income	927	1,892
Retained earnings	55,472	50,445

Total stockholders’ equity	140,903	134,289

Total liabilities and stockholders’ equity	$817,403	$795,452

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per-share data)
	(Unaudited)
Income:
Interest income	$21,437	$17,819
Fee income	5,615	4,907

Interest and fee income	27,052	22,726
Interest expense	7,711	5,495

Net interest and fee income	19,341	17,231
Provision for credit losses	3,392	2,415

Net interest and fee income after provision for credit losses	15,949	14,816
Insurance and other income	1,675	1,355

Operating income	17,624	16,171

Non-interest expense
Salaries and benefits	5,716	5,145
General and administrative	3,352	2,746
Financing related costs	247	455

Non-interest expense	9,315	8,346

Income before income taxes	8,309	7,825
Income taxes	3,282	3,091

Net income	$5,027	$4,734

Basic earnings per share	$0.42	$0.40
Diluted earnings per share	$0.41	$0.39

Weighted average shares used in computing basic earnings per share	11,957,024	11,702,161
Weighted average shares used in computing diluted earnings per share	12,257,484	12,042,436
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income	Earnings	Equity
	(Dollars in thousands, except per-share data)
	(Unaudited)
Balance, December 31, 2005	11,755,225	$117	$77,186	$(25)	$3,520	$31,811	$112,609
Issuance of common stock	15,739	—	343	—	—	—	343
Exercise of stock options	156,494	2	688	—	—	—	690
Tax benefit on stock options exercised	—	—	1,048	—	—	—	1,048
Stock option compensation recognized	—	—	1,090	—	—	—	1,090
Payment of receivables	—	—	—	7	—	—	7
Restricted stock grant	102,801	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	1,495	—	—	—	1,495
Unrealized gains (losses) on cash flow hedge derivatives, net of tax	—	—	—	—	(1,628)	—	(1,628)

Net income	—	—	—	—	—	18,634	18,634

Balance, December 31, 2006	12,030,259	$120	$81,850	$(18)	$1,892	$50,445	$134,289

Issuance of common stock	2	—	—	—	—	—	—
Exercise of stock options	166,705	2	1,052	—	—	—	1,054
Tax benefit on stock options exercised	—	—	1,054	—	—	—	1,054
Stock option compensation recognized	—	—	174	—	—	—	174
Payment of receivables	—	—	—	3	—	—	3
Restricted stock grant	58,708	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	267	—	—	—	267
Unrealized gains (losses) on cash flow hedge derivatives, net of tax	—	—	—	—	(965)	—	(965)
Net income	—	—	—	—	—	5,027	5,027

Balance, March 31, 2007	12,255,674	$123	$84,396	$(15)	$927	$55,472	$140,903

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$5,027	$4,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,188	1,126
Excess tax benefits from stock-based payment arrangements	(1,054)	(533)
Amortization of deferred (gain) on cash flow hedge derivatives	(683)	(402)
Provision for credit losses	3,392	2,415
Deferred taxes	(1,192)	(518)
Amortization of deferred initial direct costs and fees	3,779	3,115
Deferred initial direct costs and fees	(5,402)	(4,089)
Effect of changes in other operating items:
Other assets	(5,799)	(5,964)
Other liabilities	583	5,189

Net cash provided by (used by) operating activities	(161)	5,073

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(106,142)	(82,049)
Principal collections on leases and loans	75,782	64,799
Security deposits collected, net of returns	(556)	(251)
Acquisitions of property and equipment	(208)	(141)
Change in restricted cash	(5,935)	(5,201)

Net cash used in investing activities	(37,059)	(22,843)

Cash flows from financing activities:
Issuances of common stock, net of terminations	3	1
Exercise of stock options	1,054	183
Excess tax benefits from stock-based payment arrangements	1,054	533
Debt issuance costs	—	(100)
Term securitization repayments	(73,394)	(65,958)
Secured bank facility advances	57,770	26,190
Secured bank facility repayments	(50,021)	(26,190)
Warehouse advances	82,372	55,560
Warehouse repayments	(852)	(1,992)

Net cash provided by (used by) financing activities	17,986	(11,773)

Net increase (decrease) in cash and cash equivalents	(19,234)	(29,543)
Cash and cash equivalents, beginning of period	26,663	34,472

Cash and cash equivalents, end of period	$7,429	$4,929

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,886	$5,477
Cash paid for income taxes	5,521	2,246
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
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2007 and the results of operations for the three-month periods ended March 31, 2007 and 2006, and cash flows for the three-month periods ended March 31, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 9, 2007. The consolidated results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation.
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
Fee income. Fee income consists of fees for delinquent lease payments, cash collected on early termination of leases and other administrative fees. Fee income also includes net residual income which includes income from lease renewals and gains and losses on the realization of residual values of equipment disposed of at the end of term.
Fee income from delinquent lease payments is recognized on the accrual basis based on anticipated collection rates. Other fees are recognized when received. Net residual income includes charges for the reduction in estimated residual values on equipment for leases in renewal and is recognized during the renewal period. Residual balances at lease termination which remain uncollected more than 120 days are charged against income.
Insurance and other income. Insurance income is recognized on an accrual basis as earned over the term of the lease. Payments that are 120 days or more past due are charged against income. Ceding commissions, losses and loss adjustment expenses are recorded in the period incurred and netted against insurance income. Other income includes fees received from lease syndications and gains on sales of leases which are recognized when received.
Initial direct costs and fees. We defer initial direct costs incurred and fees received to originate our leases and loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The initial direct costs and fees we defer are part of the net investment in leases and loans, and are amortized to interest income using the effective interest method. We defer third party commission costs as well as certain internal costs directly related to the origination activity. The costs include evaluating the prospective lessee’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating terms, preparing and processing documents and closing the transaction. The fees we defer are documentation fees collected at lease inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease and loan portfolios.
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
Allowance for credit losses. We maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. To project probable net credit losses, we perform a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. In addition to the migration analysis, we also consider other factors including recent trends in delinquencies and charge-offs; accounts filing for bankruptcy; recovered amounts; forecasting uncertainties; the composition of our lease and loan portfolios; economic conditions; and seasonality. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.
Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the degree we add new leases and loans to our portfolios, or to the degree credit quality is worse than expected, we will record expense to increase the allowance for credit losses for the estimated net losses expected in our portfolios. Actual losses may vary from current estimates.
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
Derivatives. SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities, requires recognition of all derivatives at fair value as either assets or liabilities in the consolidated balance sheet. The Company records the fair value of derivative contracts based on market value indications supplied by financial institutions that are also counterparty to the derivative contracts. The accounting for subsequent changes in the fair value of these derivatives depends on whether a contract has been designated and qualifies for hedge accounting treatment pursuant to the accounting standard. For derivatives not designated or qualifying for hedge accounting, the related gain or loss is recognized in earnings for each period and included in other income or financing related costs in the consolidated statement of operations. For derivatives designated for hedge accounting, initial assessments are made as to whether the hedging relationship is expected to be highly effective and on-going periodic assessments may be required to determine the on-going effectiveness of the hedge. The gain or loss on derivatives qualifying for hedge accounting is recorded in other comprehensive income on the balance sheet net of tax effects (unrealized gain or loss on cash flow hedge derivatives) or in current period earnings depending on the effectiveness of the hedging relationship.
Stock-Based Compensation. SFAS No. 123(R), Share-Based Payments requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS No. 123(R) establishes fair value as the measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.
Income taxes. The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method under which deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.
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
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At March 31, 2007, there have been no changes to the liability for uncertain tax positions and no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Minimum lease payments receivable	$827,599	$797,697
Estimated residual value of equipment	49,350	48,188
Unearned lease income, net of initial direct costs and fees deferred	(133,590)	(128,252)
Security deposits	(16,968)	(17,524)
Loans, net of unamortized deferred fees and costs	5,234	2,003
Allowance for credit losses	(8,568)	(8,201)

	$723,057	$693,911

Substantially all of the Company’s leases are assigned as collateral for borrowings.
Initial direct costs net of fees deferred were $25.9 million and $24.3 million as of March 31, 2007 and December 31, 2006, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At March 31, 2007 and December 31, 2006, $35.9 million and $35.1 million, respectively, of residual assets retained on our balance sheet were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of March 31, 2007:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	March 31, 2007	March 31, 2007
	(dollars in thousands)
Period Ending December 31:
2007	$251,385	$53,501
2008	262,332	45,132
2009	173,701	23,095
2010	95,164	9,532
2011	42,102	2,271
Thereafter	2,915	59

	$827,599	$133,590

NOTE 4 — Other Assets
Other assets are comprised of the following:

	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Derivative collateral	$3,125	$3,099
Accrued fees receivable	2,994	2,687
Deferred transaction costs	1,969	2,427
Factoring receivables	386	1,760
Prepaid expenses	1,346	871
Other	2,862	2,186

	$12,682	$13,030

During the first quarter of 2007 the company refinanced a real estate related factoring receivable of $469,000 into a 42-month fully amortizing term loan at a market rate of 14.00%.
NOTE 5 — Derivative Financial Instruments
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
In August 2006, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $200.0 million to commence in October 2007 related to its forecasted October 2007 term note securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair value of $1.5 million and $983,000 as of March 31, 2007 and December 31, 2006, respectively. These interest rate swap agreements were designated as cash flow hedges of the term note securitization transaction, with unrealized losses recorded in the equity section of the balance sheet of approximately $882,000 and $591,000, net of tax, as of March 31, 2007 and December 31, 2006, respectively. The Company expects to terminate these agreements simultaneously with the pricing of its 2007 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.

In August 2006, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $100.0 million to commence in October 2008 related to its forecasted October 2008 term note securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair values of $863,000 and $624,000 as of March 31, 2007 and December 31, 2006, respectively. These interest rate swap agreements were designated as cash flow hedges of the term note securitization transaction, with unrealized losses recorded in the equity section of the balance sheet of approximately $519,000 and $375,000, net of tax, as of March 31, 2007 and December 31, 2006, respectively. The Company expects to terminate these agreements simultaneously with the pricing of its 2008 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.
In June and September 2005, the Company had entered into similar forward starting interest rate swap agreements with total underlying notional amounts of $225.0 million to commence in September 2006 related to its forecasted 2006 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2006 term securitization issued in September 2006 and is amortizing the realized gains of $3.7 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $1.6 million and $1.9 million, net of tax, as of March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company amortized $450,000 and $573,000, respectively, of deferred gains to decrease interest expense of the related 2006 term securitization borrowing. The Company expects to reclassify $829,000, net of tax, into earnings over the next twelve months.
In October and December 2004, the Company had entered into similar forward-starting interest rate swap agreements with total underlying notional amounts of $250.0 million to commence in August 2005 related to its forecasted 2005 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2005 term securitization issued in August 2005 and is amortizing the realized gains of $3.2 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $539,000 and $680,000 million, net of tax, as of March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company amortized $233,000 and $1.3 million, respectively, of deferred gains to decrease interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify $381,000, net of tax, into earnings over the next twelve months.
We issued a term note securitization on July 22, 2004 where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. As of March 31, 2007, we had interest rate swap agreements related to these transactions with underlying notional amounts of $34.1 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $264,000 and $456,000 at March 31, 2007 and December 31, 2006, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet at March 31, 2007 and December 31, 2006 of approximately $159,000 and $274,000, respectively, net of tax. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the three-month period ended March 31, 2007.
During the three-month periods ended March 31, 2007 and 2006, the Company recognized no impact and a net loss of $9,000, respectively, in other financing costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. As of March 31, 2007 and December 31, 2006, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $641,000 and $832,000, respectively. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at a fair value of $2,000 at March 31, 2007 and in other assets at a fair value of $2,000 at December 31, 2006. This derivative is also related to the 2004 term securitization and is intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $99,000 and $193,000 as of March 31, 2007 and December 31, 2006, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest-rate caps owned as of March 31, 2007 and December 31, 2006 was $170.7 million and $225.0 million, respectively.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of March 31, 2007 and December 31, 2006, the notional amount of interest-rate cap sold agreements totaled

$132.3 million and $176.9 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $99,000 and $190,000 as of March 31, 2007 and December 31, 2006, respectively.
NOTE 6 — Comprehensive Income
The following table details the components of comprehensive income.

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Net income, as reported	$5,027	$4,734

Other comprehensive income:
Changes in fair values of cash flow hedge derivatives	(913)	1,565
Amortization of deferred loss (gain) on cash flow hedge derivatives	(683)	(402)
Tax effect	631	(463)

Total other comprehensive income	(965)	700

Comprehensive income	$4,062	$5,434

NOTE 7 – Earnings Per Common Share
The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands, except per-
	share data)
Net income	$5,027	$4,734

Weighted average common shares outstanding used in computing basic EPS	11,957,024	11,702,161
Effect of dilutive securities:
Stock options and restricted stock	300,460	340,275

Adjusted weighted average common shares used in computing diluted EPS	12,257,484	12,042,436

Net earnings per common share:
Basic	$0.42	$0.40

Diluted	$0.41	$0.39

The shares used in computing diluted earnings per share exclude options to purchase 262,447 and 130,029 shares of common stock for the three-month periods ended March 31, 2007 and March 31, 2006, respectively, as inclusion of such shares would be anti-dilutive.
NOTE 8 — Stock-Based Compensation
Under the terms of the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), employees, certain consultants and advisors, and non-employee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 2,100,000.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.

Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. Of the total options granted during the three-month period ended March 31, 2007, 55,761 shares are contingent on performance factors. The Company has recognized expense related to performance options based on the most probable performance target as of March 31, 2007.
The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
The fair value of each stock option granted during the three-month periods ended March 31, 2007 and 2006 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the three-month periods ended March 31, 2007 and 2006 was $8.10 and $8.56 per share, respectively. The following weighted average assumptions were used for valuing option grants made during the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Risk-free interest rate	4.48%	4.79%
Expected life (years)	5	5
Expected volatility	35%	35%
Expected dividends	—	—
The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted during 2007 and 2006 represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed under SAB 107. The expected volatility was determined using historical volatilities based on historical stock prices. The Company does not grant dividends, and therefore did not assume expected dividends.
A summary of option activity for the three months ended March 31, 2007 follows:

		Weighted
		Average
Options	Shares	Exercise Price
Outstanding at January 1, 2007	918,977	$11.61
Granted	95,967	20.77
Exercised	(166,705)	6.32
Forfeited	(1,125)	22.07
Expired	—	—

Outstanding at March 31, 2007	847,114	$13.67
During the three-month periods ended March 31, 2007 and March 31, 2006, the Company recognized total compensation expense related to options of $173,000 and $184,000, respectively. The total pre-tax intrinsic value of stock options exercised was $2.6 and $1.3 million, respectively, for the three-month periods ended March 31, 2007 and March 31, 2006. The related tax benefits realized from the exercise of stock options for the three-month periods ended March 31, 2007 and March 31, 2006 were $1.1 million and $533,000, respectively.
The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2007:

Options Outstanding					Options Exercisable
		Weighted		Aggregate				Aggregate
		Average	Weighted	Intrinsic		Weighted	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Average Remaining	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(in thousands)	Exercisable	Life (Years)	Exercise Price	(in thousands)
$2.81 - 3.39	166,686	4.5	$3.32	$3,094	166,686	4.5	$3.32	$3,094
$4.23 - 5.01	58,641	3.0	4.34	1,028	58,641	3.0	4.34	1,028
$10.18	106,645	4.7	10.18	1,248	106,645	4.7	10.18	1,248
$14.00-16.02	99,000	6.9	14.73	708	67,363	6.8	14.61	490
$17.52-22.25	416,142	6.2	19.78	874	144,758	6.0	18.90	431

	847,114	5.5	$13.67	$6,952	544,093	5.1	$10.32	$6,291

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $21.88 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
As of March 31, 2007, the total future compensation cost related to non-vested stock options not yet recognized in the statement of operations was $2.1 million and the weighted average period over which these awards are expected to be recognized was 3.14 years.
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
All of the total 60,708 restricted stock awards granted during the three-month period ended March 31, 2007 may be subject to accelerated vesting based on performance factors; no shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance target as of March 31, 2007.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.
The following table summarizes the activity of the non-vested restricted stock during the three months ended March 31, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2007	207,731	$19.57
Granted	60,708	20.77
Vested	(38,667)	16.60
Forfeited	(2,000)	21.53

Non-vested restricted stock at March 31,2007	227,772	$20.38

During the three-month periods ended March 31, 2007 and March 31, 2006 the Company granted restricted stock awards totaling $1.3 million and $195,000, respectively. As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $267,000 and $247,000 of compensation expense related to restricted stock for the three-month periods ended March 31, 2007 and March 31, 2006. As of March 31, 2007, there was $3.3 million of unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over a weighted average period of 3.0 years. There were 38,667 shares that vested during the three-month period ended March 31, 2007. The fair value of shares that vested during the three-month period ended March 31, 2007 was $887,000.

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
FORWARD-LOOKING STATEMENTS
Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company’s control, including, without limitation:
–	availability, terms and deployment of capital;

–	general volatility of the securitization and capital markets;

–	changes in our industry, interest rates or the general economy;

–	changes in our business strategy;

–	the degree and nature of our competition;

–	availability of qualified personnel; and

–	the factors set forth in the section captioned “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission.
Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.
Overview
We are a nationwide provider of equipment financing solutions primarily to small businesses. We finance over 70 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2007, our lease portfolio consisted of approximately 111,000 accounts with an average original term of 47 months and average original transaction size of approximately $10,400.
Since our founding in 1997, we have grown to $817.4 million in total assets at March 31, 2007. Our assets are substantially comprised of our net investment in leases which totaled $717.9 million at March 31, 2007. Our lease portfolio grew approximately 22.0% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added four regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Salt Lake City, Utah in 2006. Growing the lease portfolio while maintaining asset quality remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.
In addition to our goal of lease portfolio growth, in November 2006 we announced the introduction of two new financial products targeting the small business market: factoring and business capital loans. Factoring provides small business customers working capital funding through the discounted sale of their accounts receivable to the Company. Business capital loans provide small business customers access to credit through term loans.

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

	Three Months
	Ended
	March 31,	As of or For the Year Ended December 31,
	2007	2006	2005	2004	2003	2002
Number of sales account executives	96	100	103	100	84	67
Number of originating sources(1)	1,337	1,295	1,295	1,244	1,147	929

(1)	Monthly average of origination sources generating lease volume.
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended March 31, 2007, our annualized net credit losses were 1.75% of our average total finance receivables. We establish reserves for credit losses which requires us to estimate expected losses in our portfolio.
Our leases are classified under generally accepted accounting principles in the United States of America as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 72% of our lease portfolio at March 31, 2007 amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate financing sources consist of a revolving bank facility and two commercial paper (“CP”) conduit warehouse facilities. We issue fixed-rate term debt through the asset-backed securitization market. Typically, leases are funded through variable-rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of March 31, 2007, $542.9 million or 85.9% of our borrowings were fixed-rate term note securitizations.
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
Fee income consists of fees for delinquent lease payments, cash collected on early termination of leases and other administrative fees. Fee income also includes net residual income which includes income from lease renewals and gains and losses on the realization of residual values of equipment disposed of at the end of term.
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
Initial direct costs and fees. We defer initial direct costs incurred and fees received to originate our leases and loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The initial direct costs and fees we defer are part of the net investment in leases and loans, and are amortized to interest income using the effective interest method. We defer third party commission costs as well as certain internal costs directly related to the origination activity. The costs include evaluating the prospective lessee’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating terms, preparing and processing documents and closing the transaction. The fees we defer are documentation fees collected at lease inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease and loan portfolios.
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
Allowance for credit losses. We maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolio as of the reporting dates based on our projection of probable net credit losses. To project probable net credit losses, we perform a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. In addition to the migration analysis, we also consider other factors including recent trends in delinquencies and charge-offs; accounts filing for bankruptcy; recovered amounts; forecasting uncertainties; the composition of our lease and loan portfolios; economic conditions; and seasonality. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.
Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the degree we add new leases and loans to our portfolio, or to the degree credit quality is worse than expected, we will record expense to increase the allowance for credit losses for the estimated net losses expected in our lease and loan portfolios.
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
Derivatives. SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities, requires recognition of all derivatives at fair value as either assets or liabilities in the consolidated balance sheet. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to the accounting standard. For derivatives not designated or qualifying for hedge accounting, the related gain or loss is recognized in earnings for each period and included in other income or financing related costs in the consolidated statement of operations. For derivatives designated for hedge accounting, initial assessments are made as to whether the hedging relationship is expected to be highly effective and on-going periodic assessments may be required to determine the on-going effectiveness of the hedge. The gain or loss on derivatives qualifying for hedge accounting is recorded in other comprehensive income on the balance sheet net of tax effects (unrealized gain or loss on cash flow hedge derivatives) or in current period earnings depending on the effectiveness of the hedging relationship.
Stock-Based Compensation. We issue both restricted shares and stock options to certain employees and directors as part of our overall compensation strategy. SFAS No. 123(R), Share-Based Payments requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS No. 123(R) establishes fair value as the measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.
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
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At March 31, 2007, there have been no changes to the liability for uncertain tax positions and no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2007 and 2006
Net income. Net income was $5.0 million for the three-month period ended March 31, 2007. This represented a $0.3 million or 6.4% increase from $4.7 million net income reported for the three-month period ended March 31, 2006. During the three months ended March 31, 2007, net interest and fee income increased due to growth in our investment in direct financing leases and loans.
Diluted earnings per share was $0.41 for the three-month period ended March 31, 2007 and $0.39 for the three-month period ended March 31, 2006.

During the three months ended March 31, 2007, we generated 8,639 new leases with a cost of $102.7 million compared to 7,734 leases with a cost of $82.0 million generated for the three months ended March 31, 2006. Overall, our average net investment in total finance receivables at March 31, 2007 increased 21.7% to $691.3 million compared to $568.2 million at March 31, 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Interest income	$21,437	$17,819
Fee income	5,615	4,907

Interest and fee income	27,052	22,726
Interest expense	7,711	5,495

Net interest and fee income	$19,341	$17,231

Average total finance receivables (1)	$691,253	$568,248

Percent of average total finance receivables:
Interest income	12.40%	12.54%
Fee income	3.25	3.45

Interest and fee income	15.65	15.99
Interest expense	4.46	3.87

Net interest and fee margin	11.19%	12.12%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses, and (2) initial direct costs and fees deferred, are excluded.
Net interest and fee margin. Net interest and fee income increased $2.1 million, or 12.2%, to $19.3 million for the three months ended March 31, 2007 from $17.2 million for the three months ended March 31, 2006. The annualized net interest and fee margin decreased 93 basis points to 11.19% in the three-month period ended March 31, 2007 from 12.12% for the same period in 2006.
Interest income, net of amortized initial direct costs and fees, increased $3.6 million, or 20.2%, to $21.4 million for the three-month period ended March 31, 2007 from $17.8 million for the three-month period ended March 31, 2006. The increase in interest income was due principally to a 21.7% growth in average total finance receivables, which increased $123.1 million to $691.3 million at March 31, 2007 from $568.2 million at March 31, 2006. The weighted average implicit interest rate on new leases originated was 12.80% for the three-month period ended March 31, 2007 compared to 12.84% for the three month period ended March 31, 2006.
Fee income increased $0.7 million, or 14.3%, to $5.6 million for the three-month period ended March 31, 2007 from $4.9 million for the same period in 2006. The largest increase came from higher administrative and late fee income that grew $826,000 to $3.6 million for the three-month period ended March 31, 2007, compared to $2.7 million for the same period in 2006, partially offset by net residual income that declined $205,000 to $1.5 million for the three-month period ended March 31, 2007, compared to $1.7 million for the same period in 2006. The increase in administrative and late fee income is primarily attributable to the continued growth of our lease and loan portfolios and improved collection of fees billed. The decline in residual income is primarily due to lower proceeds received from the sale of returned equipment. Fee income, as an annualized percentage of average total finance receivables, decreased 20 basis points to 3.25% for the three-month period ended March 31, 2007 from 3.45% for the same period in 2006.
Interest expense increased $2.2 million to $7.7 million for the three-month period ended March 31, 2007 from $5.5 million for the same period in 2006. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies including variable-rate warehouse facilities. Interest expense, as an annualized percentage of average total finance receivables, increased 59 basis points to 4.46% for the three-month period ended March 31, 2007, from 3.87% for the same period in 2006. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.
Interest expense as an annualized percentage of weighted average borrowings was 5.05% for the quarter ended March 31, 2007 compared to 4.40% for the same period in 2006. The higher interest costs reflect a generally rising interest rate environment which has affected both our variable-rate warehouse lines and our fixed-rate term securitizations. The average balance for our warehouse facilities was $31.4 million for the three months ended March 31, 2007 compared to $16.0 million for the same period ended March 31, 2006. The average borrowing cost for our warehouse facilities was 5.97% for both three month periods ended March 31, 2007 and March 31, 2006. The

Federal Reserve has increased its targeted fed funds rate four times for a total of 1.00% between December 31, 2005 and March 31, 2007. These increases have generally increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities.
Interest costs on our August 2005 and September 2006 issued term securitization borrowings increased over those issued in 2003 and 2004 due to the rising interest rate environment. For the three months ended March 31, 2007, average term securitization borrowings outstanding were $579.4 million at a weighted average coupon of 4.68% compared with $483.6 million at a weighted average coupon of 4.00% for the same period in 2006. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006 we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing.
On September 15, 2006 we elected to exercise our call option and pay off the remaining $31.5 million of our 2003 term securitization, which carried a coupon rate of approximately 3.19%.
Insurance and other income. Insurance and other income was $1.7 million for the three-month period ended March 31, 2007, compared to $1.4 million for the same period ended March 31, 2006, primarily due to higher insurance billings.
Salaries and benefits expense. Salaries and benefits expense increased $571,000, or 11.8%, to $5.7 million for the three months ended March 31, 2007 from $5.1 million for the same period in 2006. Total personnel increased to 311 at March 31, 2007 from 301 at March 31, 2006. For the three months ended March 31, 2007 compared to the same period in 2006, sales related compensation increased $471,000 primarily due to increased salaries and commissions earned for the period. Compensation related to the new factoring business totaled $123,000. Compensation related to Marlin Business Bank (in organization) totaled $127,000, comparable to $125,000 for the same period in 2006.
General and administrative expense. General and administrative expenses increased $606,000, or 25.9%, to $3.4 million for the three months ended March 31, 2007 from $2.7 million for the same period in 2006. General and administrative expense as an annualized percentage of average total finance receivables was 1.94% for the three-month period ended March 31, 2007, compared to 1.93% for the three-month period ended March 31, 2006.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs decreased $208,000 to $247,000 for the three-month period ended March 31, 2007 from $455,000 for the same period in 2006. Mark-to-market expense of $2,000 was recorded on our interest rate caps for the three-month period ended March 31, 2007 compared to $15,000 of expense for the three-month period ended March 31, 2006. Commitment fees were $245,000 for the three-month period ended March 31, 2007 compared with $440,000 for the three-month period ended March 31, 2006.
Provision for credit losses. The provision for credit losses increased $1.0 million, or 41.7%, to $3.4 million for the three-month period ended March 31, 2007 from $2.4 million for the same period in 2006. The increase in our provision for credit losses resulted primarily from higher net charge-offs and portfolio growth. Net charge-offs were $3.0 million for the three-month period ended March 31, 2007 and $2.3 million for the same period in 2006.
Provision for income taxes. The provision for income taxes increased 6.5% to $3.3 million for the three-month period ended March 31, 2007 from $3.1 million for the same period in 2006. The increase is primarily attributable to the increase in pretax income. Our effective tax rate was 39.5% for both three-month periods ended March 31, 2007 and 2006.
FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans grew $29.2 million or 4.2% to $723.1 million at March 31, 2007, from $693.9 million at December 31, 2006. The Company continues to pursue growth strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources.

The activity of the allowance for credit losses and delinquent accounts follows:

			Year Ended
	Three Months Ended March 31,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$8,201	$7,813	$7,813
Provision for credit losses	3,392	2,415	9,934
Charge-offs, net	(3,025)	(2,324)	(9,546)

Allowance for credit losses, end of period	$8,568	$7,904	$8,201

Annualized net charge-offs to average total finance receivables (1)	1.75%	1.64%	1.56%
Allowance for credit losses to total finance receivables, end of period (1)	1.21%	1.37%	1.21%

Average net investment in total finance receivables (1)	$691,253	$568,248	$611,348
Net investment in total finance receivables, end of period (1)	$706,135	$577,219	$679,621

Delinquencies 60 days or more past due	$6,329	$3,320	$5,715
Delinquencies 60 days or more past due (2)	0.76%	0.49%	0.71%
Allowance for credit losses to delinquent accounts 60 days or more past due	135.38%	238.07%	143.50%

Non-accrual leases and loans	$2,976	$1,544	$2,250
Renegotiated leases and loans	$3,999	$4,510	$3,819

(1)	Net investment in total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations the effects of (1) the allowance for credit losses, and (2) initial direct costs and fees deferred, are excluded.

(2)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans and factoring receivables.
Net investments in finance receivables are charged-off when they are contractually past due 121 days and are reported net of recoveries. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.
Delinquent accounts 60 days or more past due as a percentage of minimum lease payments receivable increased to 0.76% at March 31, 2007 from 0.71% at December 31, 2006.
Residual Performance
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of March 31, 2007, approximately 72% of our leases were one dollar purchase option leases, 22% were fair market value leases and 6% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of March 31, 2007, there were $49.4 million of residual assets retained on our balance sheet, of which $35.9 million were related to copiers.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the three months ended March 31, 2007 and 2006, renewal income net of depreciation totaled $1.6 million and $1.7 million, respectively. For the three months ended March 31, 2007 net gains (losses) on residual values disposed at end of term totaled ($85,000) compared to $46,000 for the three months ended March 31, 2006.
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
We used net cash in investing activities of $37.1 million for the three-month period ended March 31, 2007, and $22.8 million for the three-month period ended March 31, 2006. Investing activities primarily relate to lease origination activity.
Net cash provided by financing activities was $18.0 million for the three-month period ended March 31, 2007. Net cash used by financing activities was $11.8 million for the three-month period ended March 31, 2006. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. We utilized cash flow of $161,000 in operating activities for the three-month period ended March 31, 2007. $5.1 million in cash flow was provided by operations for the three-month period ended March 31, 2006.
We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. Total cash and cash equivalents as of March 31, 2007, was $7.4 million compared to $26.7 million at December 31, 2006.
As of March 31, 2007, we also had $63.6 million of cash that was classified as restricted cash, compared to $57.7 million at December 31, 2006. Restricted cash consists primarily of the pre-funding cash reserve, and advance payment accounts related to our term note securitizations.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the Three Months Ended March 31, 2007				As of March 31, 2007
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)
Revolving bank facility(1)	$40,000	$7,749	$2,170	8.33%	$7,749	8.50%	$32,251
CP conduit warehouse facilities(1)	$225,000	81,520	29,216	5.80%	81,520	5.61%	143,480
Term note securitizations(2)	—	591,501	579,425	4.68%	542,928	4.72%	—

	$265,000		$610,811	4.75%	$632,197	4.88%	$175,731

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Revolving Bank Facility
As of March 31, 2007 and December 31, 2006, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 1.87%. The credit facility was scheduled to expire on August 31, 2007. On April 2, 2007, the Company renewed this facility and extended the expiration date to March 31, 2009. There was $7.7 million outstanding under this facility at March 31, 2007 and no balance outstanding at December 31, 2006. For the three months ended March 31, 2007 and the year ended December 31, 2006, the Company incurred commitment fees on the unused portion of the credit facility of $51,000 and $184,000, respectively.
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
00-A Warehouse Facility — This facility totals $125 million, was renewed in September 2006, and expires in September 2007. Prior to renewal, the 00-A Warehouse Facility was credit enhanced through a third-party financial guarantee insurance policy. The recent renewal removed the credit enhancement policy requirement. For the three-month period ended March 31, 2007 and the year ended December 31, 2006, the weighted average interest rates were 5.60% and 5.89%, respectively. There was $44.5 million outstanding under this facility at March 31, 2007 and there were no outstanding borrowings under this facility at December 31, 2006.
02-A Warehouse Facility — This facility totals $100 million and expires in March 2009. For the three-month period ended March 31, 2007 and the year ended December 31, 2006, the weighted average interest rate was 5.98% and 5.75%, respectively. There was $37.0 million outstanding under this facility at March 31, 2007 and there were no outstanding borrowings under this facility at December 31, 2006.
Term Note Securitizations
Since our founding, we have completed eight on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At March 31, 2007 and at December 31, 2006, outstanding term securitizations amounted to $542.9 million and $616.3 million, respectively.
On September 21, 2006 we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million. This issue has a similar structure to our 2005 term securitization with six different classes of notes. Each class of notes has its own interest rate, repayment term and rating. The weighted average interest coupon of the 2006 term securitization will approximate 5.51% over the term of the financing. We entered into forward-starting interest rate swap agreements in advance of pricing our 2006 term securitization to hedge against rising interest rates. The Company terminated these swap agreements simultaneously with the pricing of the term securitization issued in September 2006 and is amortizing the realized gains of $3.7 million to reduce recorded interest expense over the term of the related borrowing. As a result of hedging activity and other transaction costs, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing.
On September 15, 2006 we elected to exercise our call option and pay off the remaining $31.5 million of our 2003-1 term securitization, which carried a coupon rate of approximately 3.19%. At March 31, 2007 the Company had three remaining term securitization transactions outstanding.
On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million. This issue has a similar structure to our 2004 term securitization with six different classes of notes. Each class of notes has its own interest rate, repayment term and rating. The weighted average interest coupon of the 2005 term securitization will approximate 4.81% over the term of the financing. We entered into forward-starting interest rate swap agreements in advance of pricing our 2005 term securitization to hedge against rising interest rates. The Company terminated these swap agreements simultaneously with the pricing of the term securitization issued in August 2005 and is amortizing the realized gains of $3.2 million to reduce recorded interest expense over the term of the related borrowing. As a result of this hedging activity, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowings. Our borrowings, including our term note securitizations, are collateralized by the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.
     Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement of $85.0 million and a maximum debt to equity ratio of 10 to 1. A change in the Chief Executive Officer or President is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of service termination under the term securitizations. The Company’s President resigned from his position on December 20, 2006. Dan Dyer, the Company’s Chief Executive Officer, has assumed the title of President and George Pelose, in his expanded role as Chief Operating Officer, has assumed responsibility for all aspects of the Company’s lease financing business. We do not expect the change to have any material adverse effect on our financing arrangements, because the appropriate consents and waivers for this change have been obtained from all affected financing sources.
A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of March 31, 2007, the Company was in compliance with terms of the warehouse facilities and term securitization agreements.
Other
In October 2005, the Company submitted an application for an Industrial Bank Charter with the Federal Deposit Insurance Corporation (FDIC) and the State of Utah Department of Financial Institutions. On March 26, 2007, the Company announced that it received correspondence from the Federal Deposit Insurance Corporation (FDIC) approving the application for FDIC deposit insurance made by the Company’s proposed Utah Industrial Bank (Marlin Business Bank), subject to the conditions set forth in the Order issued by the FDIC. The Company’s management team is in the process of reviewing and analyzing the conditions of the approval to understand their impact on the proposed bank and the Registrant’s overall operations. The FDIC’s Order, the conditions of the approval and other related documents are available on the FDIC’s website at www.fdic.gov.
Contractual Obligations
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of March 31, 2007 were as follows:

	Contractual Obligations as of March 31, 2007
			Operating	Leased	Capital
	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2007	$274,186	$17,907	$14	$1,249	$54	$293,410
2008	182,679	14,034	14	1,548	34	198,309
2009	106,619	6,434	10	1,394	—	114,457
2010	51,588	2,274	—	1,323	—	55,185
2011	16,971	361	—	1,223	—	18,555
Thereafter	154	2	—	2,193	—	2,349

Total	$632,197	$41,012	$38	$8,930	$88	$682,265

(1)	Includes interest on term note securitizations only. Excludes interest on $89.3 million of revolving bank facilities and CP conduit warehouse facilities.

MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed-and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings has ranged from zero to 35.24% of total borrowings and averaged 12.04%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization.
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
In August 2006, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $200.0 million to commence in October 2007 related to its forecasted October 2007 term note securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair value of $1.5 million and $983,000 as of March 31, 2007 and December 31, 2006, respectively. These interest rate swap agreements were designated as cash flow hedges of the term note securitization transaction, with unrealized losses recorded in the equity section of the balance sheet of approximately $882,000 and $591,000, net of tax, as of March 31, 2007 and December 31, 2006, respectively. The Company expects to terminate these agreements simultaneously with the pricing of its 2007 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.
In August 2006, the Company entered forward starting interest rate swap agreements with total underlying notional amounts of $100.0 million to commence in October 2008 related to its forecasted October 2008 term note securitization transaction. These interest rate swap agreements are recorded in other liabilities on the consolidated balance sheet at their fair values of $863,000 and $624,000 as of March 31, 2007 and December 31, 2006, respectively. These interest rate swap agreements were designated as cash flow hedges of the term note securitization transaction, with unrealized losses recorded in the equity section of the balance sheet of approximately $519,000 and $375,000, net of tax, as of March 31, 2007 and December 31, 2006, respectively. The Company expects to terminate these agreements simultaneously with the pricing of its 2008 term securitization with any of the unrecognized gains or losses amortized to interest expense over the term of the related borrowing.
In June and September 2005, the Company had entered into similar forward starting interest rate swap agreements with total underlying notional amounts of $225.0 million to commence in September 2006 related to its forecasted 2006 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2006 term securitization issued in September 2006 and is amortizing the realized gains of $3.7 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $1.6 million and $1.9 million, net of tax, as of March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company amortized $450,000 and $573,000, respectively, of deferred gains to decrease interest expense of the related 2006 term securitization borrowing. The Company expects to reclassify $829,000, net of tax, into earnings over the next twelve months.
In October and December 2004, the Company had entered into similar forward-starting interest rate swap agreements with total underlying notional amounts of $250.0 million to commence in August 2005 related to its forecasted 2005 term note securitization transaction. The Company terminated these agreements simultaneously with the pricing of its 2005 term securitization issued in August 2005 and is amortizing the realized gains of $3.2 million to interest expense over the term of the related borrowing. These interest rate swap agreements were designated as cash flow hedges with the gains realized deferred and recorded in the equity section of the balance sheet at approximately $539,000 and $680,000 million, net of tax, as of March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company amortized $233,000 and $1.3 million, respectively, of deferred gains to decrease interest expense of the related 2005 term securitization borrowing. The Company expects to reclassify $381,000, net of tax, into earnings over the next twelve months.
We issued a term note securitization on July 22, 2004 where certain classes of notes were issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. As of March 31, 2007, we had interest rate swap agreements related to these transactions with underlying notional amounts of $34.1 million. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at their fair values of $264,000 and $456,000 at March 31, 2007 and December 31, 2006, respectively. These interest rate swap agreements were designated as cash flow hedges with unrealized gains recorded in the equity section of the balance sheet at March 31, 2007 and December 31, 2006 of approximately $159,000 and $274,000, respectively, net of tax. The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the three-month period ended March 31, 2007.
During the three-month periods ended March 31, 2007 and 2006, the Company recognized no impact and a net loss of $9,000, respectively, in other financing costs related to the fair values of the interest rate swaps that did not qualify for hedge accounting. As of March 31, 2007 and December 31, 2006, the Company had interest rate swap agreements related to non-hedge accounting transactions with underlying notional amounts of $641,000 and $832,000, respectively. These interest rate swap agreements are recorded in other assets on the consolidated balance sheet at a fair value of $2,000 at March 31, 2007 and in other assets at a fair value of $2,000 at December 31, 2006. This derivative is also related to the 2004 term securitization and is intended to offset certain prepayment risks in the lease portfolio pledged in the 2004 term securitization.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $99,000 and $193,000 as of March 31, 2007 and December 31, 2006, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest-rate caps owned as of March 31, 2007 and December 31, 2006 was $170.7 million and $225.0 million, respectively.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of March 31, 2007 and December 31, 2006, the notional amount of interest-rate cap sold agreements totaled $132.3 million and $176.9 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $99,000 and $190,000 as of March 31, 2007 and December 31, 2006, respectively.
The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of
March 31, 2007.

	Scheduled Maturities by Calendar Year
						Total
					2011 &	Carrying
	2007	2008	2009	2010	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$184,918	$182,679	$106,619	$51,588	$17,124	$542,928
Average fixed rate	4.66%	4.68%	4.84%	5.08%	5.51%	4.77%
Variable-rate debt	$89,269	$—	$—	$—	$—	$89,269
Average variable rate	5.86%	—	—	—	—	5.86%
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
For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates for which our borrowings are indexed for the twelve month period ended March 31, 2007 would have been to reduce net interest and fee income by approximately $702,000 based on our average variable-rate borrowings of approximately $70.2 million for the year then ended, excluding the effects of any changes in the value of derivatives and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of SFAS No. 133 and No. 140. This Statement, which became effective for fiscal years beginning after September 15, 2006, addresses certain beneficial interests in securitized financial assets. The adoption of SFAS No. 155 did not have a material impact on the consolidated earnings or financial position of the Company.
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the consolidated earnings or financial position of the Company.
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
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This Statement permits an entity to irrevocably elect to report selected financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election may be applied on an instrument-by-instrument basis. The Statement also establishes additional presentation and disclosure requirements for items measured using the fair value option. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. Marlin is currently evaluating this Statement. However, the Statement is not expected to have a material impact on the consolidated earnings or financial position of the Company.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information

Item 1.	Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

32.1
Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

SIGNATURES
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
Date: May 4, 2007