Form 10-Q
period 2007-06-30
MARLIN BUSINESS SERVICES CORP
filed 2007-08-08
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Yes ☐ No ☑
At July 31, 2007, 12,299,881 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2007

PART I. Financial Information
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Dollars in thousands, except per-share data)
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,060	$26,663
Restricted cash	64,660	57,705
Net investment in leases and loans	748,139	693,911
Property and equipment, net	3,366	3,430
Property tax receivables	6,483	257
Fair value of cash flow hedge derivatives	243	456
Other assets	11,251	13,030

Total assets	$842,202	$795,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving and term secured borrowings	$651,771	$616,322
Other liabilities:
Fair value of cash flow hedge derivatives	6	1,607
Sales and property taxes payable	11,216	8,034
Accounts payable and accrued expenses	10,451	12,269
Deferred income tax liability	21,107	22,931

Total liabilities	694,551	661,163

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,279,967 and 12,030,259 shares issued and outstanding, respectively	123	120
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	84,934	81,850
Stock subscription receivable	(11)	(18)
Cumulative other comprehensive income	1,955	1,892
Retained earnings	60,650	50,445

Total stockholders’ equity	147,651	134,289

Total liabilities and stockholders’ equity	$842,202	$795,452

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per-share data)
	(Unaudited)
Income:
Interest income	$22,151	$18,549	$43,588	$36,368
Fee income	5,186	5,097	10,801	10,004

Interest and fee income	27,337	23,646	54,389	46,372
Interest expense	8,256	6,006	15,967	11,501

Net interest and fee income	19,081	17,640	38,422	34,871
Provision for credit losses	3,468	1,599	6,860	4,014

Net interest and fee income after provision for credit losses	15,613	16,041	31,562	30,857
Insurance and other income	1,553	1,229	3,228	2,584

Operating income	17,166	17,270	34,790	33,441

Non-interest expense
Salaries and benefits	5,113	5,254	10,830	10,399
General and administrative	3,281	3,078	6,633	5,824
Financing related costs	213	198	459	653

Non-interest expense	8,607	8,530	17,922	16,876

Income before income taxes	8,559	8,740	16,868	16,565
Income taxes	3,381	3,452	6,663	6,543

Net income	$5,178	$5,288	$10,205	$10,022

Basic earnings per share	$0.43	$0.45	$0.85	$0.85
Diluted earnings per share	$0.42	$0.44	$0.83	$0.83

Weighted average shares used in computing basic earnings per share	12,106,482	11,780,018	12,030,155	11,740,989
Weighted average shares used in computing diluted earnings per share	12,341,182	12,092,752	12,297,097	12,074,066
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income	Earnings	Equity
	(Dollars in thousands)
	(Unaudited)
Balance, December 31, 2005	11,755,225	$117	$77,186	$(25)	$3,520	$31,811	$112,609
Issuance of common stock	15,739	—	343	—	—	—	343
Exercise of stock options	156,494	2	688	—	—	—	690
Tax benefit on stock options exercised	—	—	1,048	—	—	—	1,048
Stock option compensation recognized	—	—	1,090	—	—	—	1,090
Payment of receivables	—	—	—	7	—	—	7
Restricted stock grant	102,801	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	1,495	—	—	—	1,495
Unrealized gains (losses) on cash flow hedge derivatives, net of tax	—	—	—	—	(1,628)	—	(1,628)
Net income	—	—	—	—	—	18,634	18,634

Balance, December 31, 2006	12,030,259	$120	$81,850	$(18)	$1,892	$50,445	$134,289

Issuance of common stock	7,568	—	153	—	—	—	153
Exercise of stock options	180,869	2	1,181	—	—	—	1,183
Tax benefit on stock options exercised	—	—	1,118	—	—	—	1,118
Stock option compensation recognized	—	—	260	—	—	—	260
Payment of receivables	—	—	—	7	—	—	7
Restricted stock grant	61,271	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	372	—	—	—	372
Unrealized gains (losses) on cash flow hedge derivatives, net of tax	—	—	—	—	63	—	63
Net income	—	—	—	—	—	10,205	10,205

Balance, June 30, 2007	12,279,967	$123	$84,934	$(11)	$1,955	$60,650	$147,651

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$10,205	$10,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,099	2,333
Excess tax benefits from stock-based payment arrangements	(1,118)	(759)
Amortization of deferred (gain) on cash flow hedge derivatives	(1,290)	(756)
Provision for credit losses	6,860	4,014
Deferred taxes	(1,858)	(1,011)
Amortization of deferred initial direct costs and fees	7,752	6,293
Deferred initial direct costs and fees	(10,140)	(8,764)
Effect of changes in other operating items:
Other assets	(4,162)	1,076
Other liabilities	1,373	4,317

Net cash provided by (used by) operating activities	9,721	16,765

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(206,933)	(179,920)
Principal collections on leases and loans	149,235	128,483
Security deposits collected, net of returns	(1,002)	(339)
Acquisitions of property and equipment	(538)	(358)
Change in restricted cash	(6,956)	(6,670)

Net cash used in investing activities	(66,194)	(58,804)

Cash flows from financing activities:
Issuances of common stock, net of terminations	160	162
Exercise of stock options	1,183	525
Excess tax benefits from stock-based payment arrangements	1,118	759
Debt issuance costs	(40)	(148)
Term securitization repayments	(141,715)	(124,258)
Secured bank facility advances	102,233	74,995
Secured bank facility repayments	(94,044)	(66,936)
Warehouse advances	176,690	131,807
Warehouse repayments	(7,715)	(6,171)

Net cash provided by (used by) financing activities	37,870	10,735

Net increase (decrease) in cash and cash equivalents	(18,603)	(31,304)
Cash and cash equivalents, beginning of period	26,663	34,472

Cash and cash equivalents, end of period	$8,060	$3,168

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,234	$11,324
Cash paid for income taxes	9,535	5,558
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Organization
Description
Marlin Leasing Corporation provides equipment leasing and working capital solutions nationwide, primarily to small businesses in a segment of the equipment leasing market commonly referred to as the “small-ticket” segment. The Company finances over 70 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers and certain commercial and industrial equipment. Marlin Leasing Corporation is managed as a single business segment.
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
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at June 30, 2007 and the results of operations for the three- and six-month periods ended June 30, 2007 and 2006, and cash flows for the six-month periods ended June 30, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 9, 2007. The consolidated results of operations for the three- and six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At June 30, 2007, there have been no changes to the liability for uncertain tax positions and no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Minimum lease payments receivable	$852,223	$797,697
Estimated residual value of equipment	50,198	48,188
Unearned lease income, net of initial direct costs and fees deferred	(137,123)	(128,252)
Security deposits	(16,522)	(17,524)
Loans, net of unamortized deferred fees and costs	8,192	2,003
Allowance for credit losses	(8,829)	(8,201)

	$748,139	$693,911

Substantially all of the Company’s leases are assigned as collateral for borrowings.
Initial direct costs net of fees deferred were $26.7 million and $24.3 million as of June 30, 2007 and December 31, 2006, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At June 30, 2007 and December 31, 2006, $37.5 million and $35.1 million, respectively, of residual assets retained on our balance sheet were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of June 30, 2007:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	June 30, 2007	June 30, 2007
	(Dollars in thousands)
Period Ending December 31:
2007	$179,227	$38,834
2008	292,300	53,376
2009	201,579	28,592
2010	115,184	12,496
2011	55,866	3,623
Thereafter	8,067	202

	$852,223	$137,123

NOTE 4 — Other Assets
Other assets are comprised of the following:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Derivative collateral	$2,179	$3,099
Accrued fees receivable	2,851	2,687
Deferred transaction costs	1,402	2,427
Factoring receivables	182	1,760
Prepaid expenses	1,062	871
Other	3,575	2,186

	$11,251	$13,030

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
The Company has entered into various forward starting interest rate swap agreements related to anticipated term note securitization transactions. These interest rate swap agreements are designated as cash flow hedges of specific term note securitization transactions. During the term of each agreement, the fair value is recorded in other assets or other liabilities on the consolidated balance sheet, and unrealized gains or losses are recorded in the equity section of the balance sheet. The Company expects to terminate each agreement simultaneously with the pricing of the related term securitization, and amortize any realized gain or loss as an adjustment to interest expense over the term of the related borrowing.
Certain of these agreements were terminated simultaneously with the pricing of the related term securitization transactions. For each terminated agreement, the realized gain or loss was deferred and recorded in the equity section of the balance sheet, and is being amortized as an adjustment to interest expense over the term of the related borrowing.

We issued a term note securitization in July, 2004 with certain classes of notes issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. These interest rate swap agreements are designated as cash flow hedges of the term note securitization. The fair value is recorded in other assets or other liabilities on the consolidated balance sheet, and unrealized gains or losses are recorded in the equity section of the balance sheet.
The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the six-month period ended June 30, 2007. The following tables summarize specific information regarding the interest rate swap agreements described above:

For Active Agreements:
Inception Date	August, 2006	August, 2006	July, 2004
Commencement Date	October, 2007	October, 2008	July, 2004
	(Dollars in thousands)
Notional amount	$200,000	$100,000	$21,488
For active agreements:
Fair value recorded in other assets (liabilities)
June 30, 2007	$102	$4	$132
December 31, 2006	$(983)	$(624)	$456
Unrealized gains (losses), net of tax, recorded in equity
June 30, 2007	$62	$2	$80
December 31, 2006	$(591)	$(375)	$274

For Terminated Agreements:
Inception Date	June/September, 2005	October/December, 2004
Commencement Date	September, 2006	August, 2005
Termination Date	September, 2006	August, 2005
	(Dollars in thousands)
Notional amount	$225,000	$250,000
Realized gain at termination	$3,732	$3,151
Deferred gain, net of tax, recorded in equity
June 30, 2007	$1,391	$421
December 31, 2006	$1,900	$680
Amortization recognized as increase (decrease) in interest expense
Six months ended June 20, 2007	$(857)	$(433)
Twelve months ended December 31, 2006	$(573)	$(1,334)
Expected amortization during next 12 months as increase (decrease) in interest expense	$(1,224)	$(530)
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $578,000 and $193,000 as of June 30, 2007 and December 31, 2006, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest-rate caps owned as of June 30, 2007 and December 31, 2006 was $200.0 million and $225.0 million, respectively.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of June 30, 2007 and December 31, 2006, the notional amount of interest-rate cap sold agreements totaled $170.6 million and $176.9 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $577,000 and $190,000 as of June 30, 2007 and December 31, 2006, respectively.
NOTE 6 — Comprehensive Income
The following table details the components of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income, as reported	$5,178	$5,288	$10,205	$10,022

Other comprehensive income:
Changes in fair values of cash flow hedge derivatives	2,301	1,159	1,388	2,724
Amortization of deferred loss (gain) on cash flow hedge derivatives	(607)	(354)	(1,290)	(756)
Tax effect	(666)	(320)	(35)	(783)

Total other comprehensive income	1,028	485	63	1,185

Comprehensive income	$6,206	$5,773	$10,268	$11,207

NOTE 7 – Earnings Per Common Share
The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per-share data)
Net income	$5,178	$5,288	$10,205	$10,022

Weighted average common shares outstanding used in computing basic EPS	12,106,482	11,780,018	12,030,155	11,740,989
Effect of dilutive securities:
Stock options and restricted stock	234,700	312,734	266,942	333,077

Adjusted weighted average common shares used in computing diluted EPS	12,341,182	12,092,752	12,297,097	12,074,066

Net earnings per common share:
Basic	$0.43	$0.45	$0.85	$0.85

Diluted	$0.42	$0.44	$0.83	$0.83

The shares used in computing diluted earnings per share exclude options to purchase 327,773 and 341,045 shares of common stock for the three-month periods ended June 30, 2007 and June 30, 2006, respectively, as inclusion of such shares would be anti-dilutive.
The shares used in computing diluted earnings per share exclude options to purchase 292,068 and 280,895 shares of common stock for the six-month periods ended June 30, 2007 and June 30, 2006, respectively, as inclusion of such shares would be anti-dilutive.
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
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. Of the total options granted during the six-month period ended June 30, 2007, 55,761 shares are contingent on performance factors. The Company has recognized expense related to performance options based on the most probable performance target as of June 30, 2007. Revised performance assumptions as of June 30, 2007 resulted in a reduction of $105,000 in expense related to stock options.
The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
The fair value of each stock option granted during the three- and six-month periods ended June 30, 2007 and 2006 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the three-month periods ended June 30, 2007 and 2006 was $7.14 and $8.24 per share, respectively. The weighted-average grant-date fair value of stock options issued for the six-month periods ended June 30, 2007 and 2006 was $8.02 and $8.50 per share, respectively. The following weighted average assumptions were used for valuing option grants made during the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.86%	5.04%	4.51%	4.84%
Expected life (years)	4	5	5	5
Expected volatility	35%	35%	35%	35%
Expected dividends	—	—	—	—
The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted during 2007 and 2006 represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107.) The expected volatility was determined using historical volatilities based on historical stock prices. The Company does not grant dividends, and therefore did not assume expected dividends.
A summary of option activity for the six months ended June 30, 2007 follows:

		Weighted
		Average
Options	Shares	Exercise Price
Outstanding at January 1, 2007	918,977	$11.61
Granted	104,425	20.73
Exercised	(180,869)	6.54
Forfeited	(15,200)	20.35
Expired	—	—

Outstanding at June 30, 2007	827,333	$13.71
During the three-month periods ended June 30, 2007 and June 30, 2006, the Company recognized total compensation expense related to options of $87,000 and $233,000 respectively. During the six-month periods ended June 30, 2007 and June 30, 2006, the Company recognized total compensation expense related to options of $260,000 and $417,000, respectively.
The total pre-tax intrinsic value of stock options exercised was $163,000 and $680,000, respectively, for the three-month periods ended June 30, 2007 and June 30, 2006. The total pre-tax intrinsic value of stock options exercised was $2.8 and $2.0 million, respectively, for the six-month periods ended June 30, 2007 and June 30, 2006. The related tax benefits realized from the exercise of stock options for the three-month periods ended June 30, 2007 and June 30, 2006 were $64,000 and $226,000, respectively. The related tax benefits realized from the exercise of stock options for the six-month periods ended June 30, 2007 and June 30, 2006 were $1.1 million and $759,000, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2007:

Options Outstanding					Options Exercisable
		Weighted		Aggregate				Aggregate
		Average	Weighted	Intrinsic		Weighted	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Average Remaining	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(In thousands)	Exercisable	Life (Years)	Exercise Price	(In thousands)
$2.81 - 3.39	158,361	4.2	$3.31	$2,850	158,361	4.2	$3.31	$2,850
$4.23 - 5.01	58,641	2.8	4.34	995	58,641	2.8	4.34	995
$10.18	106,645	4.4	10.18	1,187	106,645	4.4	10.18	1,187
$14.00-16.02	97,000	6.6	14.71	640	66,525	6.5	14.59	447
$17.52-22.25	406,686	6.0	19.79	618	149,364	5.7	19.07	335

	827,333	5.3	13.71	$6,290	539,536	4.8	10.53	$5,814

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $21.31 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
As of June 30, 2007, the total future compensation cost related to non-vested stock options not yet recognized in the statement of operations was $1.4 million and the weighted average period over which these awards are expected to be recognized was 2.8 years, based on the most probable performance target as of June 30, 2007. In the event maximum performance targets are achieved, an additional $562,000 of compensation cost would be recognized over a weighted average period of 3.3 years.
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
The vesting of certain restricted shares may be accelerated to a minimum of 3 to 4 years based on achievement of various individual and Company performance measures. In addition, the Company has issued certain shares under a Management Stock Ownership Program. Under this program, restrictions on the shares lapse at the end of 10 years but may lapse (vest) in a minimum of three years if the employee continues employment at the Company and owns a matching number of other common shares in addition to the restricted shares.
Of the total restricted stock awards granted during the six-month period ended June 30, 2007, 66,117 shares may be subject to accelerated vesting based on performance factors; no shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance target as of June 30, 2007. Revised performance assumptions as of June 30, 2007 resulted in a reduction of $166,000 in expense related to restricted stock awards.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.

The following table summarizes the activity of the non-vested restricted stock during the six months ended June 30, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2007	207,731	$19.57
Granted	72,752	20.74
Vested	(43,617)	17.21
Forfeited	(11,481)	19.51

Non-vested restricted stock at June 30, 2007	225,385	20.41

During the three-month periods ended June 30, 2007 and June 30, 2006 the Company granted restricted stock awards totaling $248,000 and $2.1 million, respectively. During the six-month periods ended June 30, 2007 and June 30, 2006 the Company granted restricted stock awards totaling $1.5 million and $2.2 million, respectively.
As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $105,000 and $314,000 of compensation expense related to restricted stock for the three-month periods ended June 30, 2007 and June 30, 2006, respectively. The Company recognized $372,000 and $561,000 of compensation expense related to restricted stock for the six-month periods ended June 30, 2007 and June 30, 2006, respectively.
As of June 30, 2007, there was $2.8 million of unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over a weighted average period of 3.1 years, based on the most probable performance target as of June 30, 2007. In the event maximum performance targets are achieved, an additional $470,000 of compensation cost would be recognized over a weighted average period of 2.1 years.
There were 4,950 shares that vested during the three-month period ended June 30, 2007 and 43,617 shares that vested during the six-month period ended June 30, 2007. The fair value of shares that vested during the three-month period ended June 30, 2007 was $100,000. The fair value of shares that vested during the six-month period ended June 30, 2007 was $987,000.
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
Overview
We are a nationwide provider of equipment leasing and working capital solutions, primarily to small businesses. We finance over 70 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At June 30, 2007, our lease portfolio consisted of approximately 114,000 accounts with an average original term of 47 months and average original transaction size of approximately $10,500.
Since our founding in 1997, we have grown to $842.2 million in total assets at June 30, 2007. Our assets are substantially comprised of our net investment in leases which totaled $740.0 million at June 30, 2007. Our lease portfolio grew approximately 18.8% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added four regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Salt Lake City, Utah in 2006. Growing the lease portfolio while maintaining asset quality remains the primary focus of management. We expect our on-going investment in our sales teams and regional offices to drive continued growth in our lease portfolio.
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

	Six Months
	Ended
	June 30,	As of or For the Year Ended December 31,
	2007	2006	2005	2004	2003	2002
Number of sales account executives	97	100	103	100	84	67
Number of originating sources(1)	1,308	1,295	1,295	1,244	1,147	929

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended June 30, 2007, our annualized net credit losses were 1.79% of our average total finance receivables. We establish reserves for credit losses which requires us to estimate expected losses in our portfolio.
Our leases are classified under generally accepted accounting principles in the United States of America as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in

“net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 72% of our lease portfolio at June 30, 2007 amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate financing sources consist of a revolving bank facility and two commercial paper (“CP”) conduit warehouse facilities. We issue fixed-rate term debt through the asset-backed securitization market. Typically, leases are funded through variable-rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of June 30, 2007, $474.6 million or 72.8% of our borrowings were fixed-rate term note securitizations.
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
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At June 30, 2007, there have been no changes to the liability for uncertain tax positions and no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2007 and 2006
Net income. Net income was $5.2 million for the three-month period ended June 30, 2007, resulting in diluted earnings per share of $0.42. Net income for the same period in 2006 was $5.3 million, or $0.44 diluted earnings per share.
Due to better than expected collections on leases in areas affected by Hurricane Katrina, net income for the second quarter of 2006 was positively impacted by an after-tax reduction of the allowance for credit losses of $545,000, or $0.045 diluted earnings per share. Excluding the favorable impact of this allowance reduction, second quarter 2006 net income was $4.7 million and diluted earnings per share was $0.39.
Net income for the second quarter of 2007 increased 10.6%, or $435,000, compared to second quarter 2006 net income excluding the favorable impact of the allowance reduction. Diluted earnings per share for the second quarter of 2007 increased 7.7%, or $0.03, compared to second quarter 2006 excluding the favorable impact of the allowance reduction. During the three months ended June 30, 2007, net interest and fee income increased due to growth in our investment in direct financing leases and loans.

During the three months ended June 30, 2007, we generated 8,423 new leases with a cost of $97.3 million compared to 8,553 leases with a cost of $97.9 million generated for the three months ended June 30, 2006. Overall, our average net investment in total finance receivables at June 30, 2007 increased 21.3% to $717.9 million compared to $591.9 million at June 30, 2006.

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Interest income	$22,151	$18,549
Fee income	5,186	5,097

Interest and fee income	27,337	23,646
Interest expense	8,256	6,006

Net interest and fee income	$19,081	$17,640

Average total finance receivables (1)	$717,893	$591,905

Percent of average total finance receivables:
Interest income	12.34%	12.54%
Fee income	2.89	3.44

Interest and fee income	15.23	15.98
Interest expense	4.60	4.06

Net interest and fee margin	10.63%	11.92%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses, and (2) initial direct costs and fees deferred, are excluded.
Net interest and fee margin. Net interest and fee income increased $1.5 million, or 8.5%, to $19.1 million for the three months ended June 30, 2007 from $17.6 million for the three months ended June 30, 2006. The annualized net interest and fee margin decreased 129 basis points to 10.63% in the three-month period ended June 30, 2007 from 11.92% for the same period in 2006.
Interest income, net of amortized initial direct costs and fees, increased $3.7 million, or 20.0%, to $22.2 million for the three-month period ended June 30, 2007 from $18.5 million for the three-month period ended June 30, 2006. The increase in interest income was due principally to a 21.3% growth in average total finance receivables, which increased $126.0 million to $717.9 million at June 30, 2007 from $591.9 million at June 30, 2006. The weighted average implicit interest rate on new leases originated increased 36 basis points to 13.04% for the three-month period ended June 30, 2007 compared to 12.68% for the three month period ended June 30, 2006.
Fee income increased $89,000, or 2.0%, to $5.2 million for the three-month period ended June 30, 2007 from $5.1 million for the same period in 2006. The largest increase came from higher administrative and late fee income that grew $476,000 to $3.2 million for the three-month period ended June 30, 2007, compared to $2.7 million for the same period in 2006, partially offset by net residual income that declined $356,000 to $1.5 million for the three-month period ended June 30, 2007, compared to $1.8 million for the same period in 2006. The increase in administrative and late fee income is primarily attributable to the continued growth of our lease and loan portfolios. The decline in residual income is primarily due to lower proceeds received from the sale of returned equipment. Fee income, as an annualized percentage of average total finance receivables, decreased 55 basis points to 2.89% for the three-month period ended June 30, 2007 from 3.44% for the same period in 2006, primarily due to lower net residual income.
Interest expense increased $2.3 million to $8.3 million for the three-month period ended June 30, 2007 from $6.0 million for the same period in 2006. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies including variable-rate warehouse facilities. Interest expense, as an annualized percentage of average total finance receivables, increased 54 basis points to 4.60% for the three-month period ended June 30, 2007, from 4.06% for the same period in 2006. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.
Interest expense as an annualized percentage of weighted average borrowings was 5.18% for the quarter ended June 30, 2007 compared to 4.69% for the same period in 2006. The higher interest costs reflect a generally rising interest rate environment which has affected both our variable-rate warehouse lines and our fixed-rate term securitizations. The average balance for our warehouse facilities was $129.0 million for the three months ended June 30, 2007 compared to $91.0 million for the same period ended June 30, 2006. The average borrowing cost for our warehouse facilities was 5.82% for the quarter ended June 30, 2007 compared to 5.79% for the quarter ended June 30, 2006. The Federal Reserve has increased its targeted fed funds rate four times for a total of 1.0% between December 31, 2005 and June 30, 2007. These increases have generally increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities.
Interest costs on our August 2005 and September 2006 issued term securitization borrowings increased over those issued in 2003 and 2004 due to the rising interest rate environment. For the three months ended June 30, 2007, average term securitization borrowings outstanding were $508.1 million at a weighted average coupon of 4.70% compared with $421.6 million at a weighted average coupon of 4.09% for the same period in 2006. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006 we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing.
On September 15, 2006 we elected to exercise our call option and pay off the remaining $31.5 million of our 2003 term securitization, which carried a coupon rate of approximately 3.19%.
Insurance and other income. Insurance and other income was $1.6 million for the three-month period ended June 30, 2007, compared to $1.2 million for the same period ended June 30, 2006, primarily due to higher insurance billings.
Salaries and benefits expense. Salaries and benefits expense decreased $141,000, or 3.8%, to $5.1 million for the three months ended June 30, 2007 from $5.3 million for the same period in 2006. Expense related to stock-based compensation decreased by $338,000 for the three months ended June 30, 2007 compared to the same period in 2006, primarily due to revised performance assumptions as of June 30, 2007. For the three months ended June 30, 2007 compared to the same period in 2006, sales related compensation decreased $43,000 primarily due to decreased commissions earned for the period. Compensation related to the new factoring business totaled $108,000. Compensation related to Marlin Business Bank (in organization) totaled $119,000, comparable to $122,000 for the same period in 2006. Total personnel increased to 324 at June 30, 2007 from 319 at June 30, 2006.
General and administrative expense. General and administrative expenses increased $203,000, or 6.5%, to $3.3 million for the three months ended June 30, 2007 from $3.1 million for the same period in 2006. General and administrative expense as an annualized percentage of average total finance receivables was 1.83% for the three-month period ended June 30, 2007, compared to 2.08% for the three-month period ended June 30, 2006.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs remained stable at approximately $0.2 million for the three-month period ended June 30, 2007 compared to the same period in 2006. Mark-to-market expense of $6,000 was recorded on our interest rate caps for the three-month period ended June 30, 2007 compared to $85,000 of income for the three-month period ended June 30, 2006. Commitment fees were $207,000 for the three-month period ended June 30, 2007 compared with $283,000 for the three-month period ended June 30, 2006.
Provision for credit losses. The provision for credit losses increased $1.9 million, or 119%, to $3.5 million for the three-month period ended June 30, 2007 from $1.6 million for the same period in 2006. A significant portion of the increase in our provision for credit losses was the result of a second quarter 2006 provision reduction of $901,000, due to lower losses than originally anticipated in areas affected by Hurricane Katrina. The remainder of the increase in the provision for credit losses resulted primarily from higher net charge-offs. Net charge-offs were $3.2 million for the three-month period ended June 30, 2007, compared to $2.1 million for the same period in 2006.
Provision for income taxes. The provision for income taxes decreased 2.9% to $3.4 million for the three-month period ended June 30, 2007 from $3.5 million for the same period in 2006. The decrease is primarily attributable to the decrease in pretax income. Our effective tax rate was 39.5% for both three-month periods ended June 30, 2007 and June 30, 2006.

Comparison of the Six Months Ended June 30, 2007 and 2006
Net income. Net income was $10.2 million for the six-month period ended June 30, 2007, resulting in diluted earnings per share of $0.83. Net income for the same period in 2006 was $10.0 million, or $0.83 diluted earnings per share.
Due to better than expected collections on leases in areas affected by Hurricane Katrina, net income for the second quarter of 2006 was positively impacted by an after-tax reduction of the allowance for credit losses of $545,000, or $0.045 diluted earnings per share. Excluding the favorable impact of this allowance reduction, net income for the six-month period ended June 30, 2006, was $9.5 million and diluted earnings per share was $0.78.
Net income for the six-month period ended June 30, 2007 increased 7.4%, or $728,000, compared to net income for the same period of 2006 excluding the impact of the allowance reduction. Diluted earnings per share for the six-month period ended June 30, 2007 increased 6.4%, or $0.05, compared to the same period of 2006 excluding the impact of the allowance reduction. During the six months ended June 30, 2007, net interest and fee income increased due to growth in our investment in direct financing leases and loans.
During the six months ended June 30, 2007, we generated 17,062 new leases with a cost of $199.9 million compared to 16,287 leases with a cost of $179.9 million generated for the six months ended June 30, 2006. Overall, our average net investment in total finance receivables at June 30, 2007 increased 21.5% to $704.6 million compared to $580.1 million at June 30, 2006.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Interest income	$43,588	$36,368
Fee income	10,801	10,004

Interest and fee income	54,389	46,372
Interest expense	15,967	11,501

Net interest and fee income	$38,422	$34,871

Average total finance receivables (1)	$704,573	$580,077

Percent of average total finance receivables:
Interest income	12.37%	12.54%
Fee income	3.07	3.45

Interest and fee income	15.44	15.99
Interest expense	4.53	3.97

Net interest and fee margin	10.91%	12.02%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses, and (2) initial direct costs and fees deferred, are excluded.
Net interest and fee margin. Net interest and fee income increased $3.5 million, or 10.0%, to $38.4 million for the six months ended June 30, 2007 from $34.9 million for the six months ended June 30, 2006. The annualized net interest and fee margin decreased 111 basis points to 10.91% in the six-month period ended June 30, 2007 from 12.02% for the same period in 2006.
Interest income, net of amortized initial direct costs and fees, increased $7.2 million, or 19.8%, to $43.6 million for the six-month period ended June 30, 2007 from $36.4 million for the six-month period ended June 30, 2006. The increase in interest income was due principally to a 21.5% growth in average total finance receivables, which increased $124.5 million to $704.6 million at June 30, 2007 from $580.1 million at June 30, 2006. The weighted average implicit interest rate on new leases originated was 12.92% for the six-month period ended June 30, 2007 compared to 12.75% for the six month period ended June 30, 2006.
Fee income increased $797,000, or 8.0%, to $10.8 million for the six-month period ended June 30, 2007 from $10.0 million for the same period in 2006. The largest increase came from higher administrative and late fee income that grew $1.3 million to $6.8 million for the six-month period ended June 30, 2007, compared to $5.5 million for the same period in 2006, partially offset by net residual income that declined $562,000 to $3.0 million for the six-month period ended June 30, 2007, compared to $3.5 million for the same period in 2006. The increase in administrative and late fee income is primarily attributable to the continued growth of our lease and loan portfolios. The decline in residual income is primarily due to lower proceeds received from the sale of returned equipment. Fee income, as an annualized percentage of average total finance receivables, decreased 38 basis points to 3.07% for the six-month period ended June 30, 2007 from 3.45% for the same period in 2006, primarily due to lower net residual income.
Interest expense increased $4.5 million to $16.0 million for the six-month period ended June 30, 2007, from $11.5 million for the same period in 2006. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies including variable-rate warehouse facilities. Interest expense, as an annualized percentage of average total finance receivables, increased 56 basis points to 4.53% for the six-month period ended June 30, 2007, from 3.97% for the same period in 2006. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.
Interest expense as an annualized percentage of weighted average borrowings was 5.12% for the six-month period ended June 30, 2007 compared to 4.54% for the same period in 2006. The higher interest costs reflect a generally rising interest rate environment which has affected both our variable-rate warehouse lines and our fixed-rate term securitizations. The average balance for our warehouse facilities was $80.2 million for the six months ended June 30, 2007 compared to $53.5 million for the same period ended June 30, 2006. The average borrowing cost for our warehouse facilities was 5.85% for the six month period ended June 30, 2007 and 5.82% for the six month period June 30, 2006. The Federal Reserve has increased its targeted fed funds rate four times for a total of 1.00% between December 31, 2005 and June 30, 2007. These increases have generally increased interest rates on LIBOR and Prime interest rate based loans such as the Company’s warehouse facilities.
Interest costs on our August 2005 and September 2006 issued term securitization borrowings increased over those issued in 2003 and 2004 due to the rising interest rate environment. For the six months ended June 30, 2007, average term securitization borrowings outstanding were $543.8 million at a weighted average coupon of 4.69% compared with $452.6 million at a weighted average coupon of 4.04% for the same period in 2006. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006 we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing.
On September 15, 2006 we elected to exercise our call option and pay off the remaining $31.5 million of our 2003 term securitization, which carried a coupon rate of approximately 3.19%.
Insurance and other income. Insurance and other income increased $644,000, or 23.1%, to $3.2 million for the six-month period ended June 30, 2007, compared to $2.6 million for the same period ended June 30, 2006, primarily due to higher insurance billings.
Salaries and benefits expense. Salaries and benefits expense increased $431,000, or 3.8%, to $10.8 million for the six months ended June 30, 2007 from $10.4 million for the same period in 2006. Expense related to stock-based compensation decreased by $299,000 for the six months ended June 30, 2007 compared to the same period in 2006, primarily due to revised performance assumptions as of June 30, 2007. For the six months ended June 30, 2007 compared to the same period in 2006, sales related compensation increased $427,000, primarily due to increased salaries and commissions earned for the period. Compensation related to the new factoring business totaled $229,000. Compensation related to Marlin Business Bank (in organization) totaled $246,000, comparable to $247,000 for the same period in 2006. Total personnel increased to 324 at June 30, 2007 from 319 at June 30, 2006.
General and administrative expense. General and administrative expenses increased $809,000, or 13.8%, to $6.6 million for the six months ended June 30, 2007 from $5.8 million for the same period in 2006. General and administrative expense as an annualized percentage of average total finance receivables was 1.88% for the six-month period ended June 30, 2007, compared to 2.01% for the six-month period ended June 30, 2006.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs decreased $194,000 to $459,000 for the six-month period ended June 30, 2007 from $653,000 for the same period in 2006. Mark-to-market expense of $8,000 was recorded on our interest rate caps for the six-month period ended June 30, 2007 compared to $70,000 of income for the six-month period ended June 30, 2006. Commitment fees were $451,000 for the six-month period ended June 30, 2007 compared with $723,000 for the six-month period ended June 30, 2006.

Provision for credit losses. The provision for credit losses increased $2.9 million, or 72.5%, to $6.9 million for the six-month period ended June 30, 2007 from $4.0 million for the same period in 2006. A significant portion of the increase in our provision for credit losses was the result of a second quarter 2006 provision reduction of $901,000, due to lower losses than originally anticipated in areas affected by Hurricane Katrina. The remainder of the increase in the provision for credit losses resulted primarily from higher net charge-offs. Net charge-offs increased $1.7 million to $6.2 million for the six-month period ended June 30, 2007, from $4.5 million for the same period in 2006.
Provision for income taxes. The provision for income taxes increased 3.1% to $6.7 million for the six-month period ended June 30, 2007 from $6.5 million for the same period in 2006. The increase is primarily attributable to the increase in pretax income. Our effective tax rate was 39.5% for both six-month periods ended June 30, 2007 and June 30, 2006.
FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans grew $54.2 million or 7.8% to $748.1 million at June 30, 2007, from $693.9 million at December 31, 2006. The Company continues to pursue growth strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources.
The activity of the allowance for credit losses and delinquent accounts follows:

					Year Ended
	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
	2007	2006	2007	2006	2006
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$8,568	$7,904	$8,201	$7,813	$7,813
Provision for credit losses	3,468	1,599	6,860	4,014	9,934
Charge-offs, net	(3,207)	(2,133)	(6,232)	(4,457)	(9,546)

Allowance for credit losses, end of period	$8,829	$7,370	$8,829	$7,370	$8,201

Annualized net charge-offs to average total finance receivables (1)	1.79%	1.44%	1.77%	1.54%	1.56%
Allowance for credit losses to total finance receivables, end of period (1)	1.21%	1.21%	1.21%	1.21%	1.21%

Average net investment in total finance receivables (1)	$717,893	$591,905	$704,573	$580,077	$611,348
Net investment in total finance receivables, end of period (1)	$730,507	$609,359	$730,507	$609,359	$679,621

Delinquencies 60 days or more past due	$5,824	$3,867	$5,824	$3,867	$5,715
Delinquencies 60 days or more past due (2)	0.68%	0.54%	0.68%	0.54%	0.71%
Allowance for credit losses to delinquent accounts 60 days or more past due	151.60%	190.59%	151.60%	190.59%	143.50%

Non-accrual leases and loans	$2,449	$1,648	$2,449	$1,648	$2,250
Renegotiated leases and loans	$4,347	$4,346	$4,347	$4,346	$3,819

(1)	Net investment in total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations the effects of (1) the allowance for credit losses, and (2) initial direct costs and fees deferred, are excluded.

(2)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans and factoring receivables.
Net investments in finance receivables are charged-off when they are contractually past due 121 days and are reported net of recoveries. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.
Delinquent accounts 60 days or more past due as a percentage of minimum lease payments receivable decreased to 0.68% at June 30, 2007 from 0.71% at December 31, 2006.

Residual Performance
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of June 30, 2007, approximately 72% of our leases were one dollar purchase option leases, 22% were fair market value leases and 6% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of June 30, 2007, there were $50.2 million of residual assets retained on our balance sheet, of which $37.5 million were related to copiers.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled $1.6 million for both three-month periods ended June 30, 2007 and June 30, 2006. Renewal income net of depreciation totaled $3.2 million for both six-month periods ended June 30, 2007 and June 30, 2006. For the three months ended June 30, 2007 net losses on residual values disposed at end of term totaled $97,000, compared to gains of $246,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007 net losses on residual values disposed at end of term totaled $183,000, compared to gains of $292,000 for the six months ended June 30, 2006.
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
We used net cash in investing activities of $66.2 million for the six-month period ended June 30, 2007, and $58.8 million for the six-month period ended June 30, 2006. Investing activities primarily relate to lease origination activity.
Net cash provided by financing activities was $37.9 million for the six-month period ended June 30, 2007, and $10.7 million for the six-month period ended June 30, 2006. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. $9.7 million in cash flow was provided by operations for the six-month period ended June 30, 2007, compared to $16.8 million for the six month period ending June 30, 2006.
We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. Total cash and cash equivalents as of June 30, 2007, was $8.1 million compared to $26.7 million at December 31, 2006.
As of June 30, 2007, we also had $64.7 million of cash that was classified as restricted cash, compared to $57.7 million at December 31, 2006. Restricted cash consists primarily of the pre-funding cash reserve, and advance payment accounts related to our term note securitizations.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the Six Months Ended June 30, 2007				As of June 30, 2007
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)
Revolving bank facility(1)	$40,000	$10,380	$3,262	8.22%	$8,189	7.42%	$31,811
CP conduit warehouse facilities(1)	225,000	168,974	76,916	5.75%	168,974	5.64%	56,026
Term note securitizations(2)	—		543,781	4.69%	474,608	4.74%	—

	$265,000		$623,959	4.84%	$651,771	5.01%	$87,837

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Revolving Bank Facility
As of June 30, 2007 and December 31, 2006, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 1.87%. The credit facility was scheduled to expire on August 31, 2007. On April 2, 2007, the Company renewed this facility and extended the expiration date to March 31, 2009. There was $8.2 million outstanding under this facility at June 30, 2007 and no balance outstanding at December 31, 2006. For the six months ended June 30, 2007 and the year ended December 31, 2006, the Company incurred commitment fees on the unused portion of the credit facility of $100,000 and $184,000, respectively.
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
00-A Warehouse Facility — This facility totals $125 million, was renewed in September 2006, and expires in September 2007. Prior to renewal, the 00-A Warehouse Facility was credit enhanced through a third-party financial guarantee insurance policy. The recent renewal removed the credit enhancement policy requirement. For the six-month period ended June 30, 2007 and the year ended December 31, 2006, the weighted average interest rates were 5.57% and 5.89%, respectively. There was $81.8 million outstanding under this facility at June 30, 2007 and there were no outstanding borrowings under this facility at December 31, 2006.
02-A Warehouse Facility — This facility totals $100 million and expires in March 2009. For the six-month period ended June 30, 2007 and the year ended December 31, 2006, the weighted average interest rate was 5.92% and 5.75%, respectively. There was $87.2 million outstanding under this facility at June 30, 2007 and there were no outstanding borrowings under this facility at December 31, 2006.
Term Note Securitizations
Since our founding, we have completed eight on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly owned, special-purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our consolidated balance sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At June 30, 2007 and at December 31, 2006, outstanding term securitizations amounted to $474.6 million and $616.3 million, respectively.
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
On September 15, 2006 we elected to exercise our call option and pay off the remaining $31.5 million of our 2003-1 term securitization, which carried a coupon rate of approximately 3.19%. At June 30, 2007 the Company had three remaining term securitization transactions outstanding.
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
Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement of $88.9 million and a maximum debt to equity ratio of 10 to 1. A change in the Chief Executive Officer or Chief Operating Officer is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of service termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of June 30, 2007, the Company was in compliance with the terms of the warehouse facilities and term securitization agreements.
Other
In October 2005, the Company submitted an application for an Industrial Bank Charter with the Federal Deposit Insurance Corporation (FDIC) and the State of Utah Department of Financial Institutions. On March 26, 2007, the Company announced that it received correspondence from the Federal Deposit Insurance Corporation (FDIC) approving the application for FDIC deposit insurance made by the Company’s proposed Utah Industrial Bank (Marlin Business Bank), subject to the conditions set forth in the Order issued by the FDIC. The Company has complied with the initial requirements of the Order, and is in the process of analyzing the ongoing conditions of the approval to evaluate their impact on the proposed bank and the Registrant’s overall operations. The FDIC’s Order, the conditions of the approval and other related documents are available on the FDIC’s website at www.fdic.gov.
Contractual Obligations
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of June 30, 2007 were as follows:

	Contractual Obligations as of June 30, 2007
			Operating	Leased	Capital
	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2007	$292,141	$11,137	$4	$868	$41	$304,191
2008	183,608	14,102	3	1,548	45	199,306
2009	106,252	6,482	—	1,394	11	114,139
2010	51,981	2,325	—	1,323	3	55,632
2011	17,583	380	—	1,223	—	19,186
Thereafter	206	3	—	2,193	—	2,402

Total	$651,771	$34,429	$7	$8,549	$100	$694,856

(1)	Includes interest on term note securitizations only. Excludes interest on $177.2 million of revolving bank facilities and CP conduit warehouse facilities.
MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings has ranged from zero to 35.24% of total borrowings and averaged 12.97%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization.
We use derivative financial instruments to attempt to further reduce our exposure to changing cash flows caused by possible changes in interest rates. We use forward starting interest rate swap agreements to reduce our exposure to changing market interest rates prior to issuing a term note securitization. In this scenario we usually enter into a forward starting swap to coincide with the forecasted pricing date of future term note securitizations. The intention of this derivative is to reduce possible variations in future cash flows caused by changes in interest rates prior to our forecasted securitization. The value of the derivative contract correlates with the movements of interest rates, and we may choose to hedge all or a portion of forecasted transactions.
These interest rate swap agreements are designated as cash flow hedges of specific term note securitization transactions. During the term of each agreement, the fair value is recorded in other assets or other liabilities on the consolidated balance sheet, and unrealized gains or losses are recorded in the equity section of the balance sheet. The Company expects to terminate each agreement simultaneously with the pricing of the related term securitization, and amortize any realized gain or loss as an adjustment to interest expense over the term of the related borrowing.
Certain of these agreements were terminated simultaneously with the pricing of the related term securitization transactions. For each terminated agreement, the realized gain or loss was deferred and recorded in the equity section of the balance sheet, and is being amortized as an adjustment to interest expense over the term of the related borrowing.

We issued a term note securitization in July, 2004 with certain classes of notes issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. These interest rate swap agreements are designated as cash flow hedges of the term note securitization. The fair value is recorded in other assets or other liabilities on the consolidated balance sheet, and unrealized gains or losses are recorded in the equity section of the balance sheet.
The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the six-month period ended June 30, 2007. The following tables summarize specific information regarding the interest rate swap agreements described above:

For Active Agreements:
Inception Date	August, 2006	August, 2006	July, 2004
Commencement Date	October, 2007	October, 2008	July, 2004
	(Dollars in thousands)
Notional amount	$200,000	$100,000	$21,488
For active agreements:
Fair value recorded in other assets (liabilities)
June 30, 2007	$102	$4	$132
December 31, 2006	$(983)	$(624)	$456
Unrealized gains (losses), net of tax, recorded in equity
June 30, 2007	$62	$2	$80
December 31, 2006	$(591)	$(375)	$274

For Terminated Agreements:
Inception Date	June/September, 2005	October/December, 2004
Commencement Date	September, 2006	August, 2005
Termination Date	September, 2006	August, 2005
	(Dollars in thousands)
Notional amount	$225,000	$250,000
Realized gain at termination	$3,732	$3,151
Deferred gain, net of tax, recorded in equity
June 30, 2007	$1,391	$421
December 31, 2006	$1,900	$680
Amortization recognized as increase (decrease) in interest expense
Six months ended June 20, 2007	$(857)	$(433)
Twelve months ended December 31, 2006	$(573)	$(1,334)
Expected amortization during next 12 months as increase (decrease) in interest expense	$(1,224)	$(530)
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $578,000 and $193,000 as of June 30, 2007 and December 31, 2006, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest-rate caps owned as of June 30, 2007 and December 31, 2006 was $200.0 million and $225.0 million, respectively.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of June 30, 2007 and December 31, 2006, the notional amount of interest-rate cap sold agreements totaled $170.6 million and $176.9 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $577,000 and $190,000 as of June 30, 2007 and December 31, 2006, respectively.

The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of June 30, 2007.

	Scheduled Maturities by Calendar Year
						Total
					2011 &	Carrying
	2007	2008	2009	2010	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$114,978	$183,608	$106,252	$51,981	$17,789	$474,608
Average fixed rate	4.68%	4.70%	4.85%	5.08%	5.49%	4.80%
Variable-rate debt	$177,163	$—	$—	$—	$—	$177,163
Average variable rate	5.73%	—	—	—	—	5.73%
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
For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates for which our borrowings are indexed for the twelve month period ended June 30, 2007 would have been to reduce net interest and fee income by approximately $797,000 based on our average variable-rate borrowings of approximately $79.7 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 25, 2007, the Registrant held its Annual Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders re-elected six existing Directors to serve until the 2008 Annual Meeting of Shareholders and until their successors are elected and qualified. The vote on each Director is set forth below:

Name	For	Withheld
Daniel P. Dyer	11,368,313 shares	129,346 shares
John J. Calamari	11,067,968 shares	429,691 shares
Lawrence J. DeAngelo	11,380,014 shares	117,645 shares
Edward Grzedzinski	11,380,014 shares	117,645 shares
Kevin J. McGinty	11,348,778 shares	148,881 shares
James W. Wert	11,348,778 shares	148,881 shares

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

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
Date: August 8, 2007