Form 10-Q
period 2007-09-30
MARLIN BUSINESS SERVICES CORP
filed 2007-11-08
CIK 1260968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Yes ☐ No ☑
At October 31, 2007, 12,323,412 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2007

PART I. Financial Information
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Dollars in thousands, except per-share data)
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,964	$26,663
Restricted cash	68,634	57,705
Net investment in leases and loans	755,928	693,911
Property and equipment, net	3,281	3,430
Property tax receivables	852	257
Fair value of cash flow hedge derivatives	43	456
Other assets	11,855	13,030

Total assets	$851,557	$795,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving and term secured borrowings	$659,561	$616,322
Other liabilities:
Fair value of cash flow hedge derivatives	4,172	1,607
Sales and property taxes payable	9,804	8,034
Accounts payable and accrued expenses	9,974	12,269
Deferred income tax liability	17,613	22,931

Total liabilities	701,124	661,163

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,288,036 and 12,030,259 shares issued and outstanding, respectively	123	120
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	85,645	81,850
Stock subscription receivable	(7)	(18)
Accumulated other comprehensive income (expense)	(1,006)	1,892
Retained earnings	65,678	50,445

Total stockholders’ equity	150,433	134,289

Total liabilities and stockholders’ equity	$851,557	$795,452

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per-share data)
	(Unaudited)
Income:
Interest income	$22,622	$19,629	$66,210	$55,996
Fee income	5,685	5,241	16,486	15,245

Interest and fee income	28,307	24,870	82,696	71,241
Interest expense	8,768	6,888	24,735	18,389

Net interest and fee income	19,539	17,982	57,961	52,852
Provision for credit losses	3,966	3,082	10,826	7,096

Net interest and fee income after provision for credit losses	15,573	14,900	47,135	45,756
Insurance and other income	1,659	1,365	4,888	3,949

Operating income	17,232	16,265	52,023	49,705

Non-interest expense
Salaries and benefits	5,257	5,171	16,087	15,570
General and administrative	3,447	2,868	10,080	8,692
Financing related costs	202	408	662	1,060

Non-interest expense	8,906	8,447	26,829	25,322

Income before income taxes	8,326	7,818	25,194	24,383
Income taxes	3,298	3,088	9,961	9,631

Net income	$5,028	$4,730	$15,233	$14,752

Basic earnings per share	$0.41	$0.40	$1.26	$1.25
Diluted earnings per share	$0.41	$0.39	$1.24	$1.22

Weighted average shares used in computing basic earnings per share	12,155,152	11,838,677	12,066,077	11,755,028
Weighted average shares used in computing diluted earnings per share	12,355,484	12,154,889	12,310,198	12,114,655
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income	Earnings	Equity
	(Dollars in thousands)
	(Unaudited)
Balance, December 31, 2005	11,755,225	$117	$77,186	$(25)	$3,520	$31,811	$112,609
Issuance of common stock	15,739	—	343	—	—	—	343
Exercise of stock options	156,494	2	688	—	—	—	690
Tax benefit on stock options exercised	—	—	1,048	—	—	—	1,048
Stock option compensation recognized	—	—	1,090	—	—	—	1,090
Payment of receivables	—	—	—	7	—	—	7
Restricted stock grant	102,801	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	1,495	—	—	—	1,495
Unrealized losses on cash flow hedge derivatives, net of tax	—	—	—	—	(1,628)	—	(1,628)
Net income	—	—	—	—	—	18,634	18,634

Balance, December 31, 2006	12,030,259	$120	$81,850	$(18)	$1,892	$50,445	$134,289

Issuance of common stock	7,568	—	171	—	—	—	171
Exercise of stock options	206,792	2	1,646	—	—	—	1,648
Tax benefit on stock options exercised	—	—	1,197	—	—	—	1,197
Stock option compensation recognized	—	—	360	—	—	—	360
Payment of receivables	—	—	—	11	—	—	11
Restricted stock grant	43,417	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	421	—	—	—	421
Unrealized losses on cash flow hedge derivatives, net of tax	—	—	—	—	(2,898)	—	(2,898)
Net income	—	—	—	—	—	15,233	15,233

Balance, September 30, 2007	12,288,036	$123	$85,645	$(7)	$(1,006)	$65,678	$150,433

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$15,233	$14,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,148	1,966
Stock-based compensation	781	1,632
Excess tax benefits from stock-based payment arrangements	(1,197)	(960)
Amortization of deferred gain on cash flow hedge derivatives	(1,826)	(1,149)
Provision for credit losses	10,826	7,096
Deferred taxes	(3,413)	(870)
Amortization of deferred initial direct costs and fees	11,847	9,677
Deferred initial direct costs and fees	(14,631)	(13,817)
Effect of changes in other operating items:
Other assets	658	2,767
Other liabilities	(499)	3,326

Net cash provided by operating activities	19,927	24,420

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(294,790)	(281,882)
Principal collections on leases and loans	226,326	195,384
Security deposits collected, net of returns	(1,595)	(719)
Acquisitions of property and equipment	(773)	(702)
Change in restricted cash	(10,929)	(132,178)

Net cash used in investing activities	(81,761)	(220,097)

Cash flows from financing activities:
Issuances of common stock, net of terminations	182	165
Exercise of stock options	1,648	634
Excess tax benefits from stock-based payment arrangements	1,197	960
Debt issuance costs	(131)	(1,901)
Term securitization advances	—	380,182
Term securitization repayments	(204,180)	(209,066)
Secured bank facility advances	160,652	154,558
Secured bank facility repayments	(133,960)	(130,168)
Warehouse advances	242,046	217,168
Warehouse repayments	(21,319)	(217,168)

Net cash provided by financing activities	46,135	195,364

Net decrease in cash and cash equivalents	(15,699)	(313)
Cash and cash equivalents, beginning of period	26,663	34,472

Cash and cash equivalents, end of period	$10,964	$34,159

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,230	$18,132
Cash paid for income taxes	13,366	8,161
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
In November 2003, Marlin Leasing Corporation merged into a wholly-owned subsidiary of Marlin Business Services Corp., a Pennsylvania business corporation, as part of a corporate reorganization in connection with our initial public offering. Marlin Leasing Corporation is the principal operating subsidiary of Marlin Business Services Corp.
References to the “Company”, “we”, “us”, and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2007 and the results of operations for the three- and nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine-month periods ended September 30, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 9, 2007. The consolidated results of operations for the three- and nine-month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation.
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
Derivatives. SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities, requires recognition of all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The Company records the fair value of derivative contracts based on market value indications supplied by financial institutions that are also counterparty to the derivative contracts. The accounting for subsequent changes in the fair value of these derivatives depends on whether a contract has been designated and qualifies for hedge accounting treatment pursuant to the accounting standard. For derivatives not designated or qualifying for hedge accounting, the related gain or loss is recognized in earnings for each period and included in other income or financing related costs in the Consolidated Statements of Operations. For derivatives designated for hedge accounting, initial assessments are made as to whether the hedging relationship is expected to be highly effective and ongoing periodic assessments may be required to determine the ongoing effectiveness of the hedge. The gain or loss on derivatives qualifying for hedge accounting is recorded in other comprehensive income on the Consolidated Balance Sheets net of tax effects (unrealized gain or loss on cash flow hedge derivatives) or in current period earnings depending on the effectiveness of the hedging relationship.
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
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the Consolidated Statements of Operations.
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At September 30, 2007, there have been no changes to the liability for uncertain tax positions and no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Minimum lease payments receivable	$859,139	$797,697
Estimated residual value of equipment	50,620	48,188
Unearned lease income, net of initial direct costs and fees deferred	(137,696)	(128,252)
Security deposits	(15,929)	(17,524)
Loans, net of unamortized deferred fees and costs	9,189	2,003
Allowance for credit losses	(9,395)	(8,201)

	$755,928	$693,911

Substantially all of the Company’s leases are assigned as collateral for borrowings.
Initial direct costs net of fees deferred were $27.1 million and $24.3 million as of September 30, 2007 and December 31, 2006, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At September 30, 2007 and December 31, 2006, $38.1 million and $35.1 million, respectively, of residual assets retained on our Consolidated Balance Sheets were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of September 30, 2007:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)
Period Ending December 31:
2007	$93,616	$20,548
2008	318,474	61,653
2009	226,653	34,085
2010	135,664	15,664
2011	69,175	5,179
Thereafter	15,557	567

	$859,139	$137,696

NOTE 4 — Other Assets
Other assets are comprised of the following:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Derivative collateral	$4,195	$3,099
Accrued fees receivable	3,046	2,687
Deferred transaction costs	1,306	2,427
Factoring receivables	95	1,760
Prepaid expenses	654	871
Other	2,559	2,186

	$11,855	$13,030

During the first quarter of 2007 the Company refinanced a real estate related factoring receivable of $469,000 into a 42-month fully amortizing term loan at a market rate of 14.00%. Effective November 2007 the Company is discontinuing the origination of new factoring agreements, and plans to withdraw from its factoring business that was in the pilot phase.
NOTE 5 — Revolving and Term Secured Borrowings
Scheduled principal and interest payments on outstanding debt as of September 30, 2007 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)
2007	$269,538	$10,520
2008	190,508	13,237
2009	115,148	6,119
2010	56,575	2,279
2011	26,354	400
Thereafter	1,438	3

Total	$659,561	$32,558

(1)	Includes interest on term note securitizations only. Excludes interest on $247.4 million of revolving bank facilities and CP conduit warehouse facilities.
On October 24, 2007 the Company closed a $440 million term securitization which is not included in the schedule above. In connection with the transaction, 7 classes of notes were issued to investors. We expect total interest expense on the 2007 term transaction to approximate an average of 6.32% over the term of the borrowing.

NOTE 6 — Derivative Financial Instruments
We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities. The Company expects that its hedges will be highly effective in offsetting the changes in cash flows of the forecasted transactions over the terms of the hedges and has documented this expected relationship at the inception of each hedge.  Hedge effectiveness is assessed using the dollar-offset “change in variable cash flows” method which involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable side of the swap to the present value of the cumulative change in the expected future cash flows on the hedged floating-rate asset or liability.  The Company will retrospectively measure ineffectiveness using the same methodology. The gain or loss from the effective portion of a derivative designated as a cash flow hedge is recorded in other comprehensive income and the gain or loss from the ineffective portion is reported in earnings.
The Company has entered into various forward starting interest rate swap agreements related to anticipated term note securitization transactions. These interest rate swap agreements are designated as cash flow hedges of specific term note securitization transactions. During the term of each agreement, the fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets. The Company expects to terminate each agreement simultaneously with the pricing of the related term securitization, and amortize any realized gain or loss as an adjustment to interest expense over the term of the related borrowing.
Certain of these agreements were terminated simultaneously with the pricing of the related term securitization transactions. For each terminated agreement, the realized gain or loss was deferred and recorded in the equity section of the Consolidated Balance Sheets, and is being amortized as an adjustment to interest expense over the term of the related borrowing.
We issued a term note securitization in July, 2004 with certain classes of notes issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. These interest rate swap agreements are designated as cash flow hedges of the term note securitization. The fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets.
The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the nine-month period ended September 30, 2007. The following tables summarize specific information regarding the interest rate swap agreements described above:

For Active Agreements:
Inception Date	August, 2007	August, 2006	August, 2007	August, 2006	July, 2004
Commencement Date	October, 2007	October, 2007	October, 2008	October, 2008	July, 2004
	(Dollars in thousands)
Notional amount	$100,000	$200,000	$100,000	$100,000	$11,603
For active agreements:
Fair value recorded in other assets (liabilities)
September 30, 2007	$(275)	$(2,104)	$(572)	$(1,221)	$43
December 31, 2006	$—	$(983)	$—	$(624)	$456
Unrealized gains (losses), net of tax, recorded in equity
September 30, 2007	$(166)	$(1,271)	$(346)	$(737)	$26
December 31, 2006	$—	$(591)	$—	$(375)	$274

For Terminated Agreements:
Inception Date	June/September, 2005	October/December, 2004
Commencement Date	September, 2006	August, 2005
Termination Date	September, 2006	August, 2005
	(Dollars in thousands)
Notional amount	$225,000	$250,000
Realized gain at termination	$3,732	$3,151
Deferred gain, net of tax, recorded in equity
September 30, 2007	$1,171	$317
December 31, 2006	$1,900	$680
Amortization recognized as decrease in interest expense
Nine months ended September 30, 2007	$(1,220)	$(605)
Twelve months ended December 31, 2006	$(573)	$(1,334)
Expected amortization during next 12 months as decrease in interest expense	$(1,198)	$(436)
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $361,000 and $193,000 as of September 30, 2007 and December 31, 2006, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations. The notional amount of interest-rate caps owned as of September 30, 2007 and December 31, 2006 was $228.5 million and $225.0 million, respectively.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of September 30, 2007 and December 31, 2006, the notional amount of interest-rate cap sold agreements totaled $206.3 million and $176.9 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $361,000 and $190,000 as of September 30, 2007 and December 31, 2006, respectively.
NOTE 7 — Comprehensive Income
    The following table details the components of comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income, as reported	$5,028	$4,730	$15,233	$14,752

Other comprehensive income:
Changes in fair values of cash flow hedge derivatives	(4,366)	(3,486)	(2,978)	(762)
Amortization of deferred gain on cash flow hedge derivatives	(536)	(393)	(1,826)	(1,149)
Tax effect	1,940	1,544	1,906	761

Total other comprehensive income	(2,962)	(2,335)	(2,898)	(1,150)

Comprehensive income	$2,066	$2,395	$12,335	$13,602

NOTE 8 – Earnings Per Common Share
     The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands, except per-share data)
Net income	$5,028	$4,730	$15,233	$14,752

Weighted average common shares outstanding used in computing basic EPS	12,155,152	11,838,677	12,066,077	11,775,028
Effect of dilutive securities:
Stock options and restricted stock	200,332	316,212	244,121	339,627

Adjusted weighted average common shares used in computing diluted EPS	12,355,484	12,154,889	12,310,198	12,114,655

Net earnings per common share:
Basic	$0.41	$0.40	$1.26	$1.25

Diluted	$0.41	$0.39	$1.24	$1.22

The shares used in computing diluted earnings per share exclude options to purchase 379,955 and 355,215 shares of common stock for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, as inclusion of such shares would be anti-dilutive.
The shares used in computing diluted earnings per share exclude options to purchase 268,291 and 316,217 shares of common stock for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively, as inclusion of such shares would be anti-dilutive.
On November 2, 2007 the Board of Directors approved a stock repurchase plan. Under this program Marlin is authorized to repurchase up to $15 million of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan would be returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase will be funded using the Company’s working capital.
NOTE 9 — Stock-Based Compensation
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
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. Of the total options granted during the nine-month period ended September 30, 2007, 55,761 shares are contingent on performance factors. The Company has recognized expense related to performance options based on the most probable performance target as of September 30, 2007. Revised performance assumptions as of June 30, 2007 resulted in a reduction of $140,000 in expense related to stock options during the nine-month period ended September 30, 2007.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
The fair value of each stock option granted during the three- and nine-month periods ended September 30, 2007 and 2006 was estimated on the date of the grant using the Black-Scholes option pricing model. There were no stock options issued during the three-month periods ended September 30, 2007 and September 30, 2006. The weighted-average grant-date fair value of stock options issued for the nine-month periods ended September 30, 2007 and 2006 was $8.02 and $8.50 per share, respectively. The following weighted average assumptions were used for valuing option grants made during the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	n/a	n/a	4.51%	4.84%
Expected life (years)	n/a	n/a	5	5
Expected volatility	n/a	n/a	35%	35%
Expected dividends	—	—	—	—
The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted during 2007 and 2006 represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). The expected volatility was determined using historical volatilities based on historical stock prices. The Company does not grant dividends, and therefore did not assume expected dividends.
The following is a summary of option activity for the nine months ended September 30, 2007:

		Weighted
		Average
Options	Shares	Exercise Price
Outstanding at January 1, 2007	918,977	$11.61
Granted	104,425	20.73
Exercised	(206,792)	7.97
Forfeited	(58,009)	19.75
Expired	—	—

Outstanding at September 30, 2007	758,601	13.23
During the three-month periods ended September 30, 2007 and September 30, 2006, the Company recognized total compensation expense related to options of $100,000 and $240,000 respectively. During the nine-month periods ended September 30, 2007 and September 30, 2006, the Company recognized total compensation expense related to options of $360,000 and $657,000, respectively.
The total pretax intrinsic value of stock options exercised was $93,000 and $504,000, respectively, for the three-month periods ended September 30, 2007 and September 30, 2006. The total pretax intrinsic value of stock options exercised was $2.9 million and $2.5 million, respectively, for the nine-month periods ended September 30, 2007 and September 30, 2006. The related tax benefits realized from the exercise of stock options for the three-month periods ended September 30, 2007 and September 30, 2006 were $37,000 and $200,000, respectively. The related tax benefits realized from the exercise of stock options for the nine-month periods ended September 30, 2007 and September 30, 2006 were $1.2 million and $960,000, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2007:

Options Outstanding					Options Exercisable
		Weighted		Aggregate				Aggregate
		Average	Weighted	Intrinsic		Weighted	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Average Remaining	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(In thousands)	Exercisable	Life (Years)	Exercise Price	(In thousands)
$2.81 - 3.39	157,761	4.0	$3.31	$1,739	157,761	4.0	$3.31	$1,739
$4.23 - 5.01	58,641	2.5	4.34	586	58,641	2.5	4.34	586
$10.18	106,645	4.2	10.18	443	106,645	4.2	10.18	443
$14.00-16.02	95,125	6.3	14.72	—	67,650	6.3	14.61	—
$17.52-22.25	340,429	5.7	19.90	—	124,190	5.5	19.26	—

	758,601	5.0	13.23	$2,768	514,887	4.5	10.18	$2,768

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.33 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
As of September 30, 2007, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $1.1 million and the weighted average period over which these awards are expected to be recognized was 2.7 years, based on the most probable performance target as of September 30, 2007. In the event maximum performance targets are achieved, an additional $488,000 of compensation cost would be recognized over a weighted average period of 3.0 years.
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
Of the total restricted stock awards granted during the nine-month period ended September 30, 2007, 69,193 shares may be subject to accelerated vesting based on performance factors; 2,500 shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance target as of September 30, 2007. Revised performance assumptions as of June 30, 2007 resulted in a reduction of $203,000 in expense related to restricted stock awards during the nine-month period ended September 30, 2007.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.
The following table summarizes the activity of the non-vested restricted stock during the nine months ended September 30, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2007	207,731	$19.57
Granted	80,828	20.71
Vested	(47,117)	17.61
Forfeited	(37,411)	19.08

Non-vested restricted stock at September 30, 2007	204,031	20.56

During the three-month periods ended September 30, 2007 and September 30, 2006 the Company granted restricted stock awards totaling $165,000 and $94,000, respectively. During the nine-month periods ended September 30, 2007 and September 30, 2006 the Company granted restricted stock awards totaling $1.7 million and $2.3 million, respectively.
As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $49,000 and $414,000 of compensation expense related to restricted stock for the three-month periods ended September 30, 2007 and September 30, 2006, respectively. The Company recognized $421,000 and $975,000 of compensation expense related to restricted stock for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively.
As of September 30, 2007, there was $2.4 million of unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over a weighted average period of 3.0 years, based on the most probable performance target as of September 30, 2007. In the event maximum performance targets are achieved, an additional $470,000 of compensation cost would be recognized over a weighted average period of 1.9 years.
There were 3,500 shares that vested during the three-month period ended September 30, 2007 and 47,117 shares that vested during the nine-month period ended September 30, 2007. The fair value of shares that vested during the three-month period ended September 30, 2007 was $73,000. The fair value of shares that vested during the nine-month period ended September 30, 2007 was $1.1 million.
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
Overview
We are a nationwide provider of equipment leasing and working capital solutions, primarily to small businesses. We finance over 70 categories of commercial equipment important to businesses including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2007, our lease portfolio consisted of approximately 115,000 accounts with an average original term of 47 months and average original transaction size of approximately $10,700.
Since our founding in 1997, we have grown to $851.6 million in total assets at September 30, 2007. Our assets are substantially comprised of our net investment in leases which totaled $746.9 million at September 30, 2007. Our lease portfolio grew approximately 13.9% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added four regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Salt Lake City, Utah in 2006. Growing the lease portfolio while maintaining asset quality remains the primary focus of management. We expect our ongoing investment in our sales teams and regional offices to drive continued growth in our lease portfolio.
In addition to our goal of lease portfolio growth, in November 2006 we announced the introduction of two new financial products targeting the small business market: factoring and business capital loans. Factoring provides small business customers working capital funding through the discounted sale of their accounts receivable to the Company. Business capital loans provide small business customers access to credit through term loans. Effective November 2007 the Company is discontinuing the origination of new factoring agreements, and plans to withdraw from its factoring business that was in the pilot phase.
We generally reach our lessees through a network of independent equipment dealers and lease brokers. The number of dealers and brokers that we conduct business with depends on, among other things, the number of sales account executives we have. Accordingly, growth indicators that management evaluates regularly are sales account executive staffing levels and the activity of our origination sources, which are shown below.

	Nine Months
	Ended
	September 30,	As of or For the Year Ended December 31,
	2007	2006	2005	2004	2003	2002
Number of sales account executives	105	100	103	100	84	67
Number of originating sources(1)	1,266	1,295	1,295	1,244	1,147	929

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended September 30, 2007, our annualized net credit losses were 1.85% of our average total finance receivables. We establish reserves for credit losses which require us to estimate expected losses in our portfolio.
Our leases are classified under generally accepted accounting principles in the United States of America as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 73% of our lease portfolio at September 30, 2007 amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate financing sources consist of a revolving bank facility and two commercial paper (“CP”) conduit warehouse facilities. We issue fixed-rate term debt through the asset-backed securitization market. Typically, leases are funded through variable-rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of September 30, 2007, $412.1 million or 62.5% of our borrowings were fixed-rate term note securitizations.
Since we initially finance our fixed-rate leases with variable-rate financing, our earnings are exposed to interest rate risk should interest rates rise before we complete our fixed-rate term note securitizations. We generally benefit in times of falling and low interest rates. We are also dependent upon obtaining future financing to refinance our warehouse lines of credit in order to grow our lease portfolio. We currently plan to complete a fixed-rate term note securitization at least once a year. Failure to obtain such financing, or other alternate financing, would significantly restrict our growth and future financial performance. We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to Statement of Financial Accounting Standards (“SFAS”) 133, as amended, Accounting for Derivative Instruments and Hedging Activities.
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
Initial direct costs and fees. We defer initial direct costs incurred and fees received to originate our leases and loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The initial direct costs and fees we defer are part of the net investment in leases and loans, and are amortized to interest income using the effective interest method. We defer third party commission costs as well as certain internal costs directly related to the origination activity. The costs include evaluating the prospective lessee’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating terms, preparing and processing documents and closing the transaction. The fees we defer are documentation fees collected at lease inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease and loan portfolios.
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
Derivatives. SFAS 133, as amended, Accounting for Derivative Instruments and Hedging Activities, requires recognition of all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to the accounting standard. For derivatives not designated or qualifying for hedge accounting, the related gain or loss is recognized in earnings for each period and included in other income or financing related costs in the Consolidated Statements of Operations. For derivatives designated for hedge accounting, initial assessments are made as to whether the hedging relationship is expected to be highly effective and ongoing periodic assessments may be required to determine the ongoing effectiveness of the hedge. The gain or loss on derivatives qualifying for hedge accounting is recorded in other comprehensive income on the Consolidated Balance Sheets net of tax effects (unrealized gain or loss on cash flow hedge derivatives) or in current period earnings depending on the effectiveness of the hedging relationship.
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
Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, for example, leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. Our management must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance must be established. To the extent that we establish a valuation allowance in a period, an expense must be recorded within the tax provision in the Consolidated Statements of Operations.
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At September 30, 2007, there have been no changes to the liability for uncertain tax positions and no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2007 and 2006
Net income. Net income was $5.0 million for the three-month period ended September 30, 2007, resulting in diluted earnings per share of $0.41. Net income for the same period in 2006 was $4.7 million, or $0.39 diluted earnings per share.
Net income for the third quarter of 2007 increased 6.3%, or $298,000, compared to third quarter 2006 net income. Diluted earnings per share for the third quarter of 2007 increased 5.1%, or $0.02, compared to third quarter 2006. During the three months ended September 30, 2007, net interest and fee income increased primarily due to growth in our investment in direct financing leases and loans, partially offset by increased interest expense.
During the three months ended September 30, 2007, we generated 7,609 new leases with a cost of $86.2 million compared to 8,824 leases with a cost of $101.0 million generated for the three months ended September 30, 2006. Overall, our average net investment in total finance receivables at September 30, 2007 increased 17.4% to $733.3 million compared to $624.7 million at September 30, 2006.

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Interest income	$22,622	$19,629
Fee income	5,685	5,241

Interest and fee income	28,307	24,870
Interest expense	8,768	6,888

Net interest and fee income	$19,539	$17,982

Average total finance receivables (1)	$733,304	$624,711

Percent of average total finance receivables:
Interest income	12.34%	12.57%
Fee income	3.10	3.35

Interest and fee income	15.44	15.92
Interest expense	4.78	4.41

Net interest and fee margin	10.66%	11.51%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses, and (2) initial direct costs and fees deferred, are excluded.
Net interest and fee margin. Net interest and fee income increased $1.5 million, or 8.3%, to $19.5 million for the three months ended September 30, 2007 from $18.0 million for the three months ended September 30, 2006. The annualized net interest and fee margin decreased 85 basis points to 10.66% in the three-month period ended September 30, 2007 from 11.51% for the same period in 2006.

Interest income, net of amortized initial direct costs and fees, increased $3.0 million, or 15.3%, to $22.6 million for the three-month period ended September 30, 2007 from $19.6 million for the three-month period ended September 30, 2006. The increase in interest income was due principally to a 17.4% growth in average total finance receivables, which increased $108.6 million to $733.3 million at September 30, 2007 from $624.7 million at September 30, 2006. The weighted average implicit interest rate on new leases originated increased 33 basis points to 13.06% for the three-month period ended September 30, 2007 compared to 12.73% for the three month period ended September 30, 2006.
Fee income increased $444,000, or 9.6%, to $5.7 million for the three-month period ended September 30, 2007 from $5.2 million for the same period in 2006. The largest increase came from higher administrative and late fee income that grew $636,000 to $3.6 million for the three-month period ended September 30, 2007, compared to $3.0 million for the same period in 2006, partially offset by net residual income that declined $186,000 to $1.6 million for the three-month period ended September 30, 2007, compared to $1.7 million for the same period in 2006. The increase in administrative and late fee income is primarily attributable to the continued growth of our lease and loan portfolios. The decline in residual income is primarily due to lower proceeds received from the sale of returned equipment. Fee income, as an annualized percentage of average total finance receivables, decreased 25 basis points to 3.10% for the three-month period ended September 30, 2007 from 3.35% for the same period in 2006, primarily due to lower net residual income.
Interest expense increased $1.9 million to $8.8 million for the three-month period ended September 30, 2007 from $6.9 million for the same period in 2006. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies. Interest expense, as an annualized percentage of average total finance receivables, increased 37 basis points to 4.78% for the three-month period ended September 30, 2007, from 4.41% for the same period in 2006. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.
Interest expense as an annualized percentage of weighted average borrowings was 5.39% for the quarter ended September 30, 2007 compared to 4.98% for the same period in 2006. The higher interest costs reflect a generally rising interest rate environment which may affect both our variable-rate warehouse lines and our fixed-rate term securitizations. The average balance for our warehouse facilities was $207.8 million for the three months ended September 30, 2007 compared to $155.1 million for the same period ended September 30, 2006. The average borrowing cost for our warehouse facilities was 6.07% for the quarter ended September 30, 2007, unchanged from the quarter ended September 30, 2006.
Interest costs on our August 2005 and September 2006 issued term securitization borrowings increased over those issued in 2003 and 2004 due to the rising interest rate environment. For the three months ended September 30, 2007, average term securitization borrowings outstanding were $443.3 million at a weighted average coupon of 4.72% compared with $397.9 million at a weighted average coupon of 4.23% for the same period in 2006. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006 we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing.
On September 15, 2006 we elected to exercise our call option and pay off the remaining $31.5 million of our 2003 term securitization, which carried a coupon rate of approximately 3.19%.
Insurance and other income. Insurance and other income was $1.7 million for the three-month period ended September 30, 2007, compared to $1.4 million for the same period ended September 30, 2006, primarily due to higher insurance billings.
Salaries and benefits expense. Salaries and benefits expense increased $86,000, or 1.9%, to $5.3 million for the three months ended September 30, 2007 from $5.2 million for the same period in 2006. Expense related to stock-based compensation decreased by $509,000 for the three months ended September 30, 2007 compared to the same period in 2006, primarily due to revised performance and forfeiture assumptions. For the three months ended September 30, 2007 sales related compensation decreased $174,000 compared to the same period in 2006, primarily due to decreased commissions earned for the period. Compensation related to the factoring business totaled $73,000, compared to $58,000 for the same period in 2006. Compensation related to Marlin Business Bank (in organization) totaled $118,000, comparable to $144,000 for the same period in 2006. Total personnel increased to 331 at September 30, 2007 from 310 at September 30, 2006.
General and administrative expense. General and administrative expenses increased $579,000, or 17.2%, to $3.4 million for the three months ended September 30, 2007 from $2.9 million for the same period in 2006. Of this increase, $213,000 relates to increased marketing expenses. General and administrative expense as an annualized percentage of average total finance receivables was 1.88% for the three-month period ended September 30, 2007, compared to 1.84% for the three-month period ended September 30, 2006.

Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs decreased $206,000, to $202,000 for the three-month period ended September 30, 2007 compared to the same period in 2006, primarily due to decreased mark-to-market expense. Mark-to-market expense of $2,000 was recorded on our interest rate caps for the three-month period ended September 30, 2007 compared to $170,000 of expense for the three-month period ended September 30, 2006. Commitment fees were $200,000 for the three-month period ended September 30, 2007 compared with $238,000 for the three-month period ended September 30, 2006.
Provision for credit losses. The provision for credit losses increased $884,000, or 29.0%, to $4.0 million for the three-month period ended September 30, 2007 from $3.1 million for the same period in 2006. The increase in the provision for credit losses was primarily the result of higher net charge-offs. Net charge-offs were $3.4 million for the three-month period ended September 30, 2007, compared to $2.7 million for the same period in 2006.
Provision for income taxes. The provision for income taxes increased 6.5% to $3.3 million for the three-month period ended September 30, 2007 from $3.1 million for the same period in 2006. The increase is primarily attributable to the increase in pretax income. Our effective tax rate was 39.6% for the three-month period ended September 30, 2007, compared to 39.5% for the three-month period ended September 30, 2006.
Comparison of the Nine Months Ended September 30, 2007 and 2006
Net income. Net income was $15.2 million for the nine-month period ended September 30, 2007, resulting in diluted earnings per share of $1.24. Net income for the same period in 2006 was $14.8 million, or $1.22 diluted earnings per share.
Due to better than expected collections on leases in areas affected by Hurricane Katrina, net income for the second quarter of 2006 was positively impacted by an after-tax reduction of the allowance for credit losses of $545,000, or $0.045 diluted earnings per share. Excluding the favorable impact of this allowance reduction, net income for the nine-month period ended September 30, 2006, was $14.2 million and diluted earnings per share was $1.17.
Net income for the nine-month period ended September 30, 2007 increased 7.0%, or $1.0 million, compared to net income for the same period of 2006 excluding the impact of the allowance reduction. Diluted earnings per share for the nine-month period ended September 30, 2007 increased 6.0%, or $0.07, compared to the same period of 2006 excluding the impact of the allowance reduction. During the nine months ended September 30, 2007, net interest and fee income increased due to growth in our investment in direct financing leases and loans, partially offset by increased interest expense.
During the nine months ended September 30, 2007, we generated 24,671 new leases with a cost of $286.1 million compared to 25,111 leases with a cost of $280.9 million generated for the nine months ended September 30, 2006. Overall, our average net investment in total finance receivables at September 30, 2007 increased 20.0% to $714.2 million compared to $595.0 million at September 30, 2006.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Interest income	$66,210	$55,996
Fee income	16,486	15,245

Interest and fee income	82,696	71,241
Interest expense	24,735	18,389

Net interest and fee income	$57,961	$52,852

Average total finance receivables (1)	$714,150	$594,955

Percent of average total finance receivables:
Interest income	12.36%	12.55%
Fee income	3.08	3.41

Interest and fee income	15.44	15.96
Interest expense	4.62	4.12

Net interest and fee margin	10.82%	11.84%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses, and (2) initial direct costs and fees deferred, are excluded.

Net interest and fee margin. Net interest and fee income increased $5.1 million, or 9.6%, to $58.0 million for the nine months ended September 30, 2007 from $52.9 million for the nine months ended September 30, 2006. The annualized net interest and fee margin decreased 102 basis points to 10.82% in the nine-month period ended September 30, 2007 from 11.84% for the same period in 2006.
Interest income, net of amortized initial direct costs and fees, increased $10.2 million, or 18.2%, to $66.2 million for the nine-month period ended September 30, 2007 from $56.0 million for the nine-month period ended September 30, 2006. The increase in interest income was due principally to a 20.0% growth in average total finance receivables, which increased $119.2 million to $714.2 million at September 30, 2007 from $595.0 million at September 30, 2006. The weighted average implicit interest rate on new leases originated was 12.96% for the nine-month period ended September 30, 2007, representing an increase of 22 basis points compared to 12.74% for the nine-month period ended September 30, 2006.
Fee income increased $1.3 million, or 8.6%, to $16.5 million for the nine-month period ended September 30, 2007 from $15.2 million for the same period in 2006. The largest increase came from higher administrative and late fee income that grew $2.0 million to $10.4 million for the nine-month period ended September 30, 2007, compared to $8.4 million for the same period in 2006, partially offset by net residual income that declined $747,000 to $4.5 million for the nine-month period ended September 30, 2007, compared to $5.3 million for the same period in 2006. The increase in administrative and late fee income is primarily attributable to the continued growth of our lease and loan portfolios. The decline in residual income is primarily due to lower proceeds received from the sale of returned equipment. Fee income, as an annualized percentage of average total finance receivables, decreased 33 basis points to 3.08% for the nine-month period ended September 30, 2007 from 3.41% for the same period in 2006, primarily due to lower net residual income.
Interest expense increased $6.3 million to $24.7 million for the nine-month period ended September 30, 2007, from $18.4 million for the same period in 2006. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies. Interest expense, as an annualized percentage of average total finance receivables, increased 50 basis points to 4.62% for the nine-month period ended September 30, 2007, from 4.12% for the same period in 2006. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.
Interest expense as an annualized percentage of weighted average borrowings was 5.21% for the nine-month period ended September 30, 2007 compared to 4.70% for the same period in 2006. The higher interest costs reflect a generally rising interest rate environment which may affect both our variable-rate warehouse lines and our fixed-rate term securitizations. The average balance for our warehouse facilities was $122.7 million for the nine months ended September 30, 2007 compared to $87.4 million for the same period ended September 30, 2006. The average borrowing cost for our warehouse facilities was 5.98% for the nine-month period ended September 30, 2007 and 5.97% for the nine-month period September 30, 2006.
Interest costs on our August 2005 and September 2006 issued term securitization borrowings increased over those issued in 2003 and 2004 due to the rising interest rate environment. For the nine months ended September 30, 2007, average term securitization borrowings outstanding were $510.3 million at a weighted average coupon of 4.70% compared with $434.4 million at a weighted average coupon of 4.10% for the same period in 2006. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006 we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing.
On September 15, 2006 we elected to exercise our call option and pay off the remaining $31.5 million of our 2003 term securitization, which carried a coupon rate of approximately 3.19%.
Insurance and other income. Insurance and other income increased $939,000, or 25.6%, to $4.9 million for the nine-month period ended September 30, 2007, compared to $3.9 million for the same period ended September 30, 2006, primarily due to higher insurance billings.
Salaries and benefits expense. Salaries and benefits expense increased $517,000, or 3.2%, to $16.1 million for the nine months ended September 30, 2007 from $15.6 million for the same period in 2006. Expense related to stock-based compensation decreased by $809,000 for the nine months ended September 30, 2007 compared to the same period in 2006, primarily due to revised performance and forfeiture assumptions. For the nine months ended September 30, 2007 sales related compensation increased $253,000 compared to the same period in 2006, primarily due to an increased number of sales and marketing representatives during 2007. Compensation related to the factoring business totaled $302,000, compared to $75,000 for the same period in 2006. Compensation related to Marlin Business Bank (in organization) totaled $365,000, compared to $391,000 for the same period in 2006. Total personnel increased to 331 at September 30, 2007 from 310 at September 30, 2006.
General and administrative expense. General and administrative expenses increased $1.4 million, or 16.1%, to $10.1 million for the nine months ended September 30, 2007 from $8.7 million for the same period in 2006. General and administrative expense as an annualized percentage of average total finance receivables was 1.88% for the nine-month period ended September 30, 2007, compared to 1.95% for the nine-month period ended September 30, 2006.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs decreased $398,000 to $662,000 for the nine-month period ended September 30, 2007 from $1.1 million for the same period in 2006. Mark-to-market expense of $10,000 was recorded on our interest rate caps for the nine-month period ended September 30, 2007 compared to $100,000 for the nine-month period ended September 30, 2006. Commitment fees were $652,000 for the nine-month period ended September 30, 2007 compared with $960,000 for the nine-month period ended September 30, 2006.
Provision for credit losses. The provision for credit losses increased $3.7 million, or 52.1%, to $10.8 million for the nine-month period ended September 30, 2007 from $7.1 million for the same period in 2006. A significant portion of the increase in our provision for credit losses was the result of a second quarter 2006 provision reduction of $901,000, due to lower losses than originally anticipated in areas affected by Hurricane Katrina. The remainder of the increase in the provision for credit losses resulted primarily from higher net charge-offs. Net charge-offs increased $2.5 million to $9.6 million for the nine-month period ended September 30, 2007, from $7.1 million for the same period in 2006.
Provision for income taxes. The provision for income taxes increased 4.2% to $10.0 million for the nine-month period ended September 30, 2007 from $9.6 million for the same period in 2006. The increase is primarily attributable to the increase in pretax income. Our effective tax rate was 39.5% for both nine-month periods ended September 30, 2007 and September 30, 2006.
FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans grew $62.0 million or 8.9% to $755.9 million at September 30, 2007, from $693.9 million at December 31, 2006. The Company continues to pursue growth strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources.

The activity of the allowance for credit losses and delinquent accounts follows:

	Three Months Ended				Year Ended
	September 30,		Nine Months Ended September 30,		December 31,
	2007	2006	2007	2006	2006
			(Dollars in thousands)
Allowance for credit losses, beginning of period	$8,829	$7,370	$8,201	$7,813	$7,813
Provision for credit losses	3,966	3,082	10,826	7,096	9,934
Charge-offs, net	(3,400)	(2,685)	(9,632)	(7,142)	(9,546)

Allowance for credit losses, end of period	$9,395	$7,767	$9,395	$7,767	$8,201

Annualized net charge-offs to average total finance receivables (1)	1.85%	1.72%	1.80%	1.60%	1.56%
Allowance for credit losses to total finance receivables, end of period (1)	1.27%	1.21%	1.27%	1.21%	1.21%

Average net investment in total finance receivables (1)	$733,304	$624,711	$714,150	$594,955	$611,348
Net investment in total finance receivables, end of period (1)	$738,373	$642,419	$738,373	$642,419	$679,621

Delinquencies 60 days or more past due	$7,951	$4,411	$7,951	$4,411	$5,715
Delinquencies 60 days or more past due (2)	0.91%	0.58%	0.91%	0.58%	0.71%
Allowance for credit losses to delinquent accounts 60 days or more past due(2)	118.16%	176.08%	118.16%	176.08%	143.50%

Non-accrual leases and loans	$3,438	$1,876	$3,438	$1,876	$2,250
Renegotiated leases and loans	$5,042	$3,859	$5,042	$3,859	$3,819

(1)	Net investment in total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations the effects of (1) the allowance for credit losses, and (2) initial direct costs and fees deferred, are excluded.

(2)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans and factoring receivables.
Net investments in finance receivables are charged-off when they are contractually past due 121 days and are reported net of recoveries. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.
Delinquent accounts 60 days or more past due as a percentage of minimum lease payments receivable increased to 0.91% at September 30, 2007 from 0.71% at December 31, 2006.
Residual Performance
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of September 30, 2007, approximately 72% of our leases were one dollar purchase option leases, 22% were fair market value leases and 6% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of September 30, 2007, there were $50.6 million of residual assets retained on our Consolidated Balance Sheet, of which $38.1 million were related to copiers.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled $1.7 million for both three-month periods ended September 30, 2007 and September 30, 2006. Renewal income net of depreciation totaled $4.9 million for both nine-month periods ended September 30, 2007 and September 30, 2006. For the three months ended September 30, 2007 net losses on residual values disposed at end of term totaled $162,000, compared to gains of $68,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 net losses on residual values disposed at end of term totaled $345,000, compared to gains of $360,000 for the nine months ended September 30, 2006.

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
We used net cash in investing activities of $81.8 million for the nine-month period ended September 30, 2007, and $220.1 million for the nine-month period ended September 30, 2006. Investing activities primarily relate to lease origination activity.
Net cash provided by financing activities was $46.1 million for the nine-month period ended September 30, 2007, and $195.4 million for the nine-month period ended September 30, 2006. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $19.9 million for the nine-month period ended September 30, 2007, compared to $24.4 million for the nine-month period ended September 30, 2006.
We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We generally fund our lease originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. Total cash and cash equivalents as of September 30, 2007 was $11.0 million compared to $26.7 million at December 31, 2006.
As of September 30, 2007, we also had $68.6 million of cash that was classified as restricted cash, compared to $57.7 million at December 31, 2006. Restricted cash consists primarily of the pre-funding cash reserve, and advance payment accounts related to our term note securitizations.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the Nine Months Ended September 30, 2007				As of September 30, 2007
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
				(Dollars in thousands)
Revolving bank facility(1)	$40,000	$26,692	$5,839	7.84%	$26,692	7.70%	$13,308
CP conduit warehouse facilities(1)	300,000	220,727	116,893	5.88%	220,727	6.03%	79,273
Term note securitizations(2)	—	591,501	510,277	4.70%	412,142	4.76%	—

	$340,000		$633,009	4.95%	$659,561	5.30%	$92,581

(1)	Subject to lease eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.

Revolving Bank Facility
As of September 30, 2007 and December 31, 2006, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 1.87%. The credit facility was scheduled to expire on August 31, 2007. On April 2, 2007, the Company renewed this facility and extended the expiration date to March 31, 2009. There was $26.7 million outstanding under this facility at September 30, 2007 and no balance outstanding at December 31, 2006. For the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company incurred commitment fees on the unused portion of the credit facility of $142,000 and $184,000, respectively.
CP Conduit Warehouse Facilities
We have two Commercial Paper (“CP”) conduit warehouse facilities that allow us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transfer pools of leases and interests in the related equipment to special purpose, bankruptcy remote subsidiaries. These special purpose entities in turn pledge their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issues commercial paper to investors. The warehouse facilities allow the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. These facilities require that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest-rate cap agreements.
00-A Warehouse Facility — This facility totals $125 million, was renewed in September 2007, and expires in March 2008. For the nine-month period ended September 30, 2007 and the year ended December 31, 2006, the weighted average interest rates were 5.68% and 5.89%, respectively. There was $114.8 million outstanding under this facility at September 30, 2007 and there were no outstanding borrowings under this facility at December 31, 2006.
02-A Warehouse Facility — At the beginning of the current quarter, this facility totaled $100 million and expires in March 2009. In September 2007 the facility was amended to increase the available amount to $175 million and to add Marlin’s business capital loan product to the borrowing base. For the nine-month period ended September 30, 2007 and the year ended December 31, 2006, the weighted average interest rate was 6.09% and 5.75%, respectively. There was $105.9 million outstanding under this facility at September 30, 2007 and there were no outstanding borrowings under this facility at December 31, 2006.
Term Note Securitizations
Since our founding, we have completed eight on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned, special purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and because the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our Consolidated Balance Sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At September 30, 2007 and at December 31, 2006, outstanding term securitizations amounted to $412.1 million and $616.3 million, respectively.
On September 21, 2006 we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million. This issuance has a similar structure to our 2005 term securitization with six different classes of notes. Each class of notes has its own interest rate, repayment term and rating. The weighted average interest coupon of the 2006 term securitization will approximate 5.51% over the term of the financing. We entered into forward-starting interest rate swap agreements in advance of pricing our 2006 term securitization to hedge against rising interest rates. The Company terminated these swap agreements simultaneously with the pricing of the term securitization issued in September 2006 and is amortizing the realized gains of $3.7 million to reduce recorded interest expense over the term of the related borrowing. As a result of hedging activity and other transaction costs, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing.

On September 15, 2006 we elected to exercise our call option and pay off the remaining $31.5 million of our 2003-1 term securitization, which carried a coupon rate of approximately 3.19%. At September 30, 2007 the Company had three remaining term securitization transactions outstanding.
On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million. This issuance has a similar structure to our 2004 term securitization with six different classes of notes. Each class of notes has its own interest rate, repayment term and rating. The weighted average interest coupon of the 2005 term securitization will approximate 4.81% over the term of the financing. We entered into forward-starting interest rate swap agreements in advance of pricing our 2005 term securitization to hedge against rising interest rates. The Company terminated these swap agreements simultaneously with the pricing of the term securitization issued in August 2005 and is amortizing the realized gains of $3.2 million to reduce recorded interest expense over the term of the related borrowing. As a result of this hedging activity, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowings. Our borrowings, including our term note securitizations, are collateralized by the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.
Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement of $92.7 million and a maximum debt to equity ratio of 10 to 1. A change in the Chief Executive Officer or Chief Operating Officer is an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of service termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of September 30, 2007, the Company was in compliance with the terms of the revolving bank facility, the warehouse facilities and the term securitization agreements. None of the Company’s debt facilities contain subjective acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under conditions that are not objectively determinable (for example, “if the debtor fails to maintain satisfactory operations” or “if a material adverse change occurs”).
Items Subsequent to September 30, 2007
On October 24, 2007 the Company closed a $440 million term securitization resulting in the issuance of 7 classes of notes to investors. This transaction represents our ninth term debt securitization, and will result in making available the full $340 million of bank and warehouse facilities for future growth. In connection with the transaction, 7 classes of notes were issued to investors. We expect total interest expense on the 2007 term transaction to approximate an average of 6.32% over the term of the borrowing.
On November 2, 2007 the Board of Directors approved a stock repurchase plan. Under this program Marlin is authorized to repurchase up to $15 million of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan would be returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase will be funded using the Company’s working capital.
Other
In October 2005, the Company submitted an application for an Industrial Bank Charter with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions. On March 26, 2007, the Company announced that it received correspondence from the FDIC approving the application for FDIC deposit insurance made by the Company’s proposed Utah Industrial Bank (Marlin Business Bank), subject to the conditions set forth in the Order issued by the FDIC. The Company has filed a request to modify its initial approved plan for the bank. Subject to FDIC approved of the modifications, Marlin plans to proceed with the launch of Marlin Business Bank in 2008. The FDIC’s Order, the conditions of the approval and other related documents are available on the FDIC’s website at www.fdic.gov.
Contractual Obligations
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of September 30, 2007 were as follows:

	Contractual Obligations as of September 30, 2007
			Operating	Leased	Capital
	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2007	$269,538	$10,520	$2	$434	$20	$280,514
2008	190,508	13,237	3	1,548	45	205,341
2009	115,148	6,119	—	1,394	11	122,672
2010	56,575	2,279	—	1,323	3	60,180
2011	26,354	400	—	1,223	—	27,977
Thereafter	1,438	3	—	2,193	—	3,634

Total	$659,561	$32,558	$5	$8,115	$79	$700,318

(1)	Includes interest on term note securitizations only. Excludes interest on $247.4 million of revolving bank facilities and CP conduit warehouse facilities.
MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings has ranged from zero to 37.5% of total borrowings and averaged 14.9%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization.
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
These interest rate swap agreements are designated as cash flow hedges of specific term note securitization transactions. During the term of each agreement, the fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets. The Company expects to terminate each agreement simultaneously with the pricing of the related term securitization, and amortize any realized gain or loss as an adjustment to interest expense over the term of the related borrowing.
Certain of these agreements were terminated simultaneously with the pricing of the related term securitization transactions. For each terminated agreement, the realized gain or loss was deferred and recorded in the equity section of the Consolidated Balance Sheets, and is being amortized as an adjustment to interest expense over the term of the related borrowing.
We issued a term note securitization in July, 2004 with certain classes of notes issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. These interest rate swap agreements are designated as cash flow hedges of the term note securitization. The fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets.

The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the nine-month period ended September 30, 2007. The following tables summarize specific information regarding the interest rate swap agreements described above:

For Active Agreements:
Inception Date	August, 2007	August, 2006	August, 2007	August, 2006	July, 2004
Commencement Date	October, 2007	October, 2007	October, 2008	October, 2008	July, 2004
			(Dollars in thousands)
Notional amount	$100,000	$200,000	$100,000	$100,000	$11,603
For active agreements:
Fair value recorded in other assets (liabilities)
September 30, 2007	$(275)	$(2,104)	$(572)	$(1,221)	$43
December 31, 2006	$—	$(983)	$—	$(624)	$456
Unrealized gains (losses), net of tax, recorded in equity
September 30, 2007	$(166)	$(1,271)	$(346)	$(737)	$26
December 31, 2006	$—	$(591)	$—	$(375)	$274

For Terminated Agreements:
Inception Date	June/September, 2005	October/December, 2004
Commencement Date	September, 2006	August, 2005
Termination Date	September, 2006	August, 2005
	(Dollars in thousands)
Notional amount	$225,000	$250,000
Realized gain at termination	$3,732	$3,151
Deferred gain, net of tax, recorded in equity
September 30, 2007	$1,171	$317
December 31, 2006	$1,900	$680
Amortization recognized as decrease in interest expense
Nine months ended September 30, 2007	$(1,220)	$(605)
Twelve months ended December 31, 2006	$(573)	$(1,334)
Expected amortization during next 12 months as decrease in interest expense	$(1,198)	$(436)
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $361,000 and $193,000 as of September 30, 2007 and December 31, 2006, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations. The notional amount of interest-rate caps owned as of September 30, 2007 and December 31, 2006 was $228.5 million and $225.0 million, respectively.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of September 30, 2007 and December 31, 2006, the notional amount of interest-rate cap sold agreements totaled $206.3 million and $176.9 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $361,000 and $190,000 as of September 30, 2007 and December 31, 2006, respectively.

The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of September 30, 2007.

	Scheduled Maturities by Calendar Year
						Total
					2011 &	Carrying
	2007	2008	2009	2010	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$22,119	$190,508	$115,147	$56,575	$27,793	$412,142
Average fixed rate	4.33%	4.73%	4.83%	4.97%	5.49%	4.82%
Variable-rate debt	$247,419	$—	$—	$—	$—	$247,419
Average variable rate	6.21%	—	—	—	—	6.21%
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
For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates for which our borrowings are indexed for the twelve month period ended September 30, 2007 would have been to reduce net interest and fee income by approximately $956,000 based on our average variable-rate borrowings of approximately $95.6 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives and possible increases in the yields from our lease portfolio due to the origination of new leases at higher interest rates.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS No. 133 and No. 140. This Statement, which became effective for fiscal years beginning after September 15, 2006, addresses certain beneficial interests in securitized financial assets. The adoption of SFAS No. 155 did not have a material impact on the consolidated earnings or financial position of the Company.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which clarifies when a tax position is considered settled under FIN 48. FSP FIN 48-1 is applicable at the adoption of FIN 48. The adoption of FIN 48 and the subsequent guidance in FSP FIN 48-1 did not have a material impact on the consolidated earnings or financial position of the Company.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, in which the Board previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157, however, does not apply under accounting pronouncements that address share-based payment transactions, including SFAS 123(R) and its related interpretative pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.
In September 2006, the SEC staff issued SEC Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). In SAB 108 the SEC staff concluded that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both a current year income statement perspective (“roll-over” method) and a year-end balance sheet perspective (“iron-curtain” method.) This dual approach must be adopted for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on the consolidated earnings or financial position of the Company.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: November 7, 2007