Form 10-K
period 2007-12-31
MARLIN BUSINESS SERVICES CORP
filed 2008-03-05
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Registrant’s telephone number, including area code:
(888) 479-9111

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ Global Select Market was approximately $89,634,676 as of June 30, 2007. Shares of common stock held by each executive officer and director and persons known to us who beneficially owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 29, 2008 was 12,125,799 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, is incorporated by reference into Part III of this Form 10-K.

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

As used herein, the terms “Company,” “Marlin,” “we,” “us,” or “our” refer to Marlin Business Services Corp. and its subsidiaries.

PART I

Item 1.	Business

Overview

We are a nationwide provider of equipment financing and working capital solutions primarily to small businesses. We finance over 70 categories of commercial equipment important to our end user customers, including copiers, certain commercial and industrial equipment, computers, telecommunications equipment, and security systems. Our average lease transaction was approximately $11,000 at December 31, 2007, and we typically do not exceed $250,000 for any single lease transaction. This segment of the equipment leasing market is commonly known in the industry as the small-ticket segment. We access our end user customers through origination sources comprised of our existing network of over 11,300 independent commercial equipment dealers and, to a lesser extent, through relationships with lease brokers and direct solicitation of our end user customers. We use a highly efficient telephonic direct sales model to market to our origination sources. Through these origination sources, we are able to deliver convenient and flexible equipment financing to our end user customers. Our typical financing transaction involves a non-cancelable, full-payout lease with payments sufficient to recover the purchase price of the underlying equipment plus an expected profit. As of December 31, 2007, we serviced approximately 115,000 active equipment leases having a total original equipment cost of $1.2 billion for approximately 92,000 end user customers.

In addition to our goal of lease portfolio growth, in November 2006 we announced the introduction of business capital loans. Business capital loans provide small business customers access to working capital credit through term loans.

The small-ticket equipment leasing market is highly fragmented. We estimate that there are up to 75,000 independent equipment dealers who sell the types of equipment we finance. We focus primarily on the segment of the market comprised of the small and mid- size independent equipment dealers. We believe this segment is underserved because: 1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to equipment manufacturers and larger distributors, rather than the independent equipment dealers; and 2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to service adequately these equipment dealers on high volume, low-balance transactions. We focus on establishing our relationships with independent equipment dealers to meet their need for high-quality, convenient point-of-sale lease financing programs. We provide equipment dealers with the ability to offer our lease financing and related services to their customers as an integrated part of their selling process, allowing them to increase their sales and provide better customer service. We believe our personalized service approach appeals to the independent equipment dealer by providing each dealer with a single point of contact to access our flexible lease programs, obtain rapid credit decisions and receive prompt payment of the equipment cost. Our fully integrated account origination platform enables us to solicit, process and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2007, we processed approximately 555,000 lease applications and originated nearly 245,000 new leases.

Reorganization and Initial Public Offering

Marlin Leasing Corporation was incorporated in the state of Delaware on June 16, 1997. On August 5, 2003, we incorporated Marlin Business Services Corp. in Pennsylvania. On November 11, 2003, we reorganized our operations into a holding company structure by merging Marlin Leasing Corporation with a wholly-owned subsidiary of Marlin Business Services Corp. As a result, all former shareholders of Marlin Leasing Corporation became shareholders of Marlin Business Services Corp. After the reorganization, Marlin Leasing Corporation remains in existence as our primary operating subsidiary.

In November 2003, 5,060,000 shares of our common stock were issued in connection with our initial public offering (“IPO”). Of these shares, a total of 3,581,255 shares were sold by the company and 1,478,745 shares were sold by selling shareholders. The initial public offering price was $14.00 per share resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $46.6 million. We did not receive any proceeds from the shares sold by the selling shareholders.

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

Highly Effective Account Origination Platform.  Our telephonic direct marketing platform offers origination sources a high level of personalized service through our team of 118 sales account executives, each of whom acts as the single point of contact for his or her origination sources. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

Comprehensive Credit Process.  We seek to manage credit risk effectively at the origination source as well as at the transaction and portfolio levels. Our comprehensive credit process starts with the qualification and ongoing review of our origination sources. Once the origination source is approved, our credit process focuses on analyzing and underwriting the end user customer and the specific financing transaction, regardless of whether the transaction was originated through our direct or indirect origination channels.

Portfolio Diversification.  As of December 31, 2007, no single end user customer accounted for more than 0.05% of our portfolio and leases from our largest origination source accounted for only 4.2% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (14%) and Florida (9%).

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

Access to Multiple Funding Sources.  We have established and maintained diversified funding capacity through multiple facilities with several national credit providers. Our proven ability to access funding consistently at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business.

Experienced Management Team.  Our executive officers average more than 17 years of experience in providing financing solutions primarily to small businesses. As we have grown, our founders have expanded the management team with a group of successful, seasoned executives.

Disciplined Growth Strategy

Our primary objective is to enhance our current position as a provider of equipment financing and working capital solutions primarily to small businesses by pursuing a strategy focused on organic growth initiatives. We believe we can create additional lease financing opportunities by increasing our new origination source relationships and further penetrating our existing origination sources. We expect to do this by adding new sales account executives and continuing to train and season our existing sales force. We also believe that we can increase originations in certain regions of the country by establishing offices in identified strategic locations. Other regional offices are located in or near Atlanta, Georgia; Chicago, Illinois; Denver, Colorado and Salt Lake City, Utah. Our Salt Lake City office will also house Marlin Business Bank (in organization) when it becomes operational, which is anticipated to occur during the first half of 2008.

In addition to our goal of lease portfolio growth, in November 2006 we announced the introduction of business capital loans. Business capital loans provide small business customers access to working capital credit through term loans.

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

Of our 357 total employees as of December 31, 2007, we employed 118 sales account executives, each of whom receives a base salary and earns commissions based on his or her lease and loan originations. We also employed 8 employees dedicated to marketing as of December 31, 2007.

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

serviced by our sales account executives in the independent equipment dealer channel. This allows us to leverage quickly and efficiently the relationship into new business opportunities with many new distributors located nationwide.

•	End User Customer Solicitations. This channel focuses on soliciting our existing portfolio of over 92,000 end user customers for additional equipment leasing or financing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including 1) retained credit information; 2) consistent payment histories and 3) a demonstrated propensity to finance their equipment.

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

Each new sales account executive undergoes up to a 60-day comprehensive training program shortly after he or she is hired. The training program covers the fundamentals of lease finance and introduces the sales account executive to our origination and credit policies and procedures. It also covers technical training on our databases and our information management tools and techniques. At the end of the program, the sales account executives are tested to ensure they meet our standards. In addition to our formal training program, sales account executives receive extensive on-the-job training and mentoring. All sales account executives sit in groups, providing newer sales account executives the opportunity to learn first-hand from their more senior peers. In addition, our sales managers frequently monitor and coach sales account executives during phone calls, providing the executives immediate feedback. Our sales account executives also receive continuing education and training, including periodic, detailed presentations on our contact management system, underwriting guidelines and sales enhancement techniques.

Product Offerings

Equipment Leases.  The types of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. We seek to reduce the financial risk associated with our lease transactions through the use of full pay-out leases. A full pay-out lease provides that the non-cancelable rental payments due during the initial lease term are sufficient to recover the purchase price of the underlying equipment plus an expected profit. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 60 months. At December 31, 2007, the average original term of the leases in our portfolio was approximately 48 months, and we had personal guarantees on approximately 52% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

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

Property Insurance on Leased Equipment.  Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as a loss payee under that policy. At December 31, 2007, approximately 58% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third-party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

In May 2000, we established AssuranceOne, Ltd., our Bermuda-based, wholly-owned captive insurance subsidiary, to enter into a reinsurance contract with the issuer of the master property insurance policy. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less a ceding fee based on annual net premiums written. The reinsurance contract expires in May 2009.

Portfolio Overview

At December 31, 2007, we had 114,931 active leases in our portfolio, representing an aggregate minimum lease payments receivable of $865.2 million. With respect to our portfolio at December 31, 2007:

•	the average original lease transaction was $10,849, with an average remaining balance of $7,534;

•	the average original lease term was 48 months;

•	our active leases were spread among 92,407 different end user customers, with the largest single end user customer accounting for only 0.05% of the aggregate minimum lease payments receivable;

•	over 73.5% of the aggregate minimum lease payments receivable were with end user customers who had been in business more than five years;

•	the portfolio was spread among 12,020 origination sources, with the largest source accounting for only 4.2% of the aggregate minimum lease payments receivable, and our ten largest origination sources accounting for only 11.6% of the aggregate minimum lease payments receivable;

•	there were 74 different equipment categories financed, with the largest categories set forth as follows, as a percentage of the December 31, 2007 aggregate minimum lease payments receivable:

Equipment Category	Percentage

Copiers	20.20%
Commercial & Industrial	9.43%
Computers	7.34%
Telecommunications equipment	6.99%
Security systems	6.43%
Restaurant equipment	5.09%
Closed Circuit TV security systems	4.72%
Medical	4.64%
Computer software	4.40%
Automotive (no titled vehicles)	3.95%
Water filtration systems	2.77%
Cash registers	2.51%
Office Furniture	2.30%
All others (none more than 2.0%)	19.23%

•	we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2007 aggregate minimum lease payments receivable:

State	Percentage

California	14.36%
Florida	9.26%
New York	7.60%
Texas	7.14%
New Jersey	5.64%
Georgia	4.19%
Pennsylvania	3.95%
North Carolina	3.29%
Massachusetts	3.19%
Illinois	3.00%
Ohio	2.97%
All others (none more than 2.5%)	35.41%

Information Management

A critical element of our business operations is our ability to collect detailed information on our origination sources and end user customers at all stages of a financing transaction and to manage that information effectively so that it can be used across all aspects of our business. Our information management system integrates a number of technologies to optimize our sales origination, credit, collection and account servicing functions. Applications used across our business include:

•	a sales information database that: 1) summarizes vital information on our prospects, origination sources, competitors and end user customers compiled from third-party data, trade associations, manufacturers, transaction information and data collected through the sales solicitation process; 2) systematically analyzes call activity patterns to improve outbound calling campaigns; and 3) produces detailed reports using a variety of data fields to evaluate the performance and effectiveness of our sales account executives;

•	a credit performance database that stores extensive portfolio performance data on our origination sources and end user customers. Our credit staff has on-line access to this information to monitor origination sources, end user customer exposure, portfolio concentrations and trends and other credit performance indicators;

•	predictive auto dialer technology that is used in both the sales origination and collection processes to improve the efficiencies by which these groups make their thousands of daily phone calls;

•	imaging technology that enables our employees to retrieve at their desktops all documents evidencing a lease transaction, thereby further improving our operating efficiencies and service levels; and

•	an integrated voice response unit that enables our end user customers the opportunity to obtain quickly and efficiently certain information from us about their account.

Our information technology platform infrastructure is industry standard and fully scalable to support future growth. Our systems are backed up nightly and a full set of data tapes is sent to an off-site storage provider weekly. In addition, we have contracted with a third party for disaster recovery services.

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Each sales origination channel has one or more credit teams supporting it. Our credit teams are located in our New Jersey headquarters and each of our regional offices. At December 31, 2007, we had 27 credit analysts managed by 9 credit managers having an average of more than 10 years of experience. Each credit analyst is measured monthly against a discrete set of performance variables, including decision turnaround time, approval and loss rates, and adherence to our underwriting policies and procedures.

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

Transactions over $50,000 receive a higher level of scrutiny, often including a review of financial statements or tax returns and review of the business purpose of the equipment to the end user customer.

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

In October 2005, the Company submitted an application for an Industrial Bank Charter with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions. On March 26, 2007, the Company announced that it received correspondence from the FDIC approving the application for FDIC deposit insurance made by the Company’s proposed Utah Industrial Bank, Marlin Business Bank (“Bank”), subject to the conditions set forth in the Order issued by the FDIC. The Company then filed a request to modify its initial approved plan for the Bank.

In February 2008, the Company received notification from the FDIC approving the modified bank application. The Company anticipates opening the Bank in the first half of 2008. The FDIC’s Order, the conditions of the approval and other related documents are available on the FDIC’s Web site at www.fdic.gov.

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

Our insurance operations are subject to various types of governmental regulation. We are required to maintain insurance producer licenses in states where we sell our insurance product. Our wholly-owned insurance company subsidiary, AssuranceOne Ltd., is a Class 1 Bermuda insurance company and, as such, is subject to the Insurance Act 1978 of Bermuda, as amended, and related regulations.

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

Employees

As of December 31, 2007, we employed 357 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

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

Our financing sources impose covenants, restrictions and default provisions on us, which could lead to termination of our financing facilities, acceleration of amounts outstanding under our financing facilities and our removal as servicer.  The legal agreements relating to our revolving bank facility, our CP conduit warehouse facilities and our term note securitizations contain numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement and a maximum debt to equity ratio. In addition, a change in our Chief Executive Officer or President was an event of default under our revolving bank facility and CP conduit warehouse facilities unless we hired a replacement acceptable to our lenders within 90 days. Such a change was also an event of servicer termination under our term note securitizations. Marlin’s former President resigned from his position on December 20, 2006. Dan Dyer, the Company’s Chief Executive Officer, has assumed the title of President and George Pelose, in his expanded role as Chief Operating Officer, has assumed responsibility for all aspects of the Company’s lease financing business. This change did not have any material adverse effect on our financing arrangements, because the appropriate consents and waivers for this change were obtained from all affected financing sources. Currently, a change in the individuals performing the duties currently encompassed by the roles of Chief Executive Officer or Chief Operating Officer is an event of default under our revolving bank facility and CP conduit warehouse facilities, unless we hire a replacement acceptable to our lenders within 180 days.

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

If we inaccurately assess the creditworthiness of our end user customers, we may experience a higher number of lease defaults, which may restrict our ability to obtain additional financing and reduce our earnings.  We specialize in leasing equipment to small businesses. Small businesses may be more vulnerable than large businesses to economic downturns, typically depend upon the management talents and efforts of one person or a small group of persons and often need substantial additional capital to expand or compete. Small business leases, therefore, may entail a greater risk of delinquencies and defaults than leases entered into with larger, more creditworthy leasing customers. In addition, there is typically only limited publicly available financial and other information about small businesses and they often do not have audited financial statements. Accordingly, in making credit decisions, our underwriting guidelines rely upon the accuracy of information about these small businesses obtained from the small business owner and/or third-party sources, such as credit reporting agencies. If the information we obtain from small business owners and/or third- party sources is incorrect, our ability to make appropriate credit decisions will be impaired. If we inaccurately assess the creditworthiness of our end user customers, we may experience a higher number of lease defaults and related decreases in our earnings.

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

If losses from leases exceed our allowance for credit losses, our operating income will be reduced or eliminated.  In connection with our financing of leases, we record an allowance for credit losses to provide for estimated losses. Our allowance for credit losses is based on, among other things, past collection experience, industry data, lease delinquency data and our assessment of prospective collection risks. Determining the appropriate level of the allowance is an inherently uncertain process and therefore our determination of this allowance may prove to be inadequate to cover losses in connection with our portfolio of leases. Factors that could lead to the inadequacy of our allowance may include our inability to manage collections effectively, unanticipated adverse changes in the economy or discrete events adversely affecting specific leasing customers, industries or geographic areas. Losses in excess of our allowance for credit losses would cause us to increase our provision for credit losses, reducing or eliminating our operating income.

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

If interest rates change significantly, we may be subject to higher interest costs on future term note securitizations and we may be unable to hedge our variable-rate borrowings effectively, which may cause us to suffer material losses.  Because we generally fund our leases through a revolving bank facility, CP conduit warehouse facilities and term note securitizations, our margins could be reduced by an increase in interest rates. Each of our leases is structured so that the sum of all scheduled lease payments will equal the cost of the equipment to us, less the residual, plus a return on the amount of our investment. This return is known as the yield. The yield on our leases is fixed because the scheduled payments are fixed at the time of lease origination. When we originate or acquire leases, we base our pricing in part on the spread we expect to achieve between the yield on each lease and the effective interest rate we expect to pay when we finance the lease. To the extent that a lease is financed with variable-rate funding, increases in interest rates during the term of a lease could narrow or eliminate the spread, or result in a negative spread. A negative spread is an interest cost greater than the yield on the lease. Currently, our revolving bank facility and our CP conduit warehouse facilities have variable rates based on LIBOR, prime rate or commercial paper interest rates. As a result, because our assets have a fixed interest rate, increases in LIBOR, prime rate or commercial paper interest rates would negatively impact our earnings. If interest rates increase faster than we are able to adjust the pricing under our new leases, our net interest margin would be reduced. As required under our financing facility agreements, we enter into interest-rate cap agreements to hedge against the risk of interest rate increases in our CP conduit warehouse facilities. If our hedging strategies are imperfectly implemented or if a counterparty defaults on a hedging agreement, we could suffer losses relating to our hedging activities. In addition, with respect to our fixed-rate borrowings, such as our term note securitizations, increases in interest rates could have the effect of increasing our borrowing costs on future term note transactions.

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

The departure of any of our key management personnel or our inability to hire suitable replacements for our management may result in defaults under our financing facilities, which could restrict our ability to access funding and operate our business effectively.  Our future success depends to a significant extent on the continued service of our senior management team. A change in our Chief Executive Officer or President was an event of default under our revolving bank facility and CP conduit warehouse facilities unless we hired a replacement acceptable to our lenders within 90 days. Such a change was also an immediate event of servicer termination under our term note securitizations. The departure of any of our executive officers or key employees could limit our access to funding and ability to operate our business effectively. Marlin’s former President resigned from his position on December 20, 2006. Dan Dyer, the Company’s Chief Executive Officer, has assumed the title of President and George Pelose, in his expanded role as Chief Operating Officer, has assumed responsibility for all aspects of the Company’s lease financing business. This change did not have any material adverse effect on our financing arrangements, because the appropriate consents and waivers for this change were obtained from all affected financing sources. Currently, a change in the individuals performing the duties currently encompassed by the roles of Chief Executive Officer or Chief Operating Officer is an event of default under our revolving bank facility and CP conduit warehouse facilities, unless we hire a replacement acceptable to our lenders within 180 days.

The termination or interruption of, or a decrease in volume under, our property insurance program would cause us to experience lower revenues and may result in a significant reduction in our net income.  Our end user customers are required to obtain all-risk property insurance for the replacement value of the leased equipment. The end user customer has the option of either delivering a certificate of insurance listing us as loss payee under a commercial property policy issued by a third-party insurer or satisfying their insurance obligation through our insurance program. Under our program, the end user customer purchases coverage under a master property insurance policy written by a national third-party insurer (our “primary insurer”) with whom our captive insurance subsidiary, AssuranceOne, Ltd., has entered into a 100% reinsurance arrangement. Termination or interruption of our program could occur for a variety of reasons, including: 1) adverse changes in laws or regulations affecting our primary insurer or AssuranceOne, Ltd.; 2) a change in the financial condition or financial strength ratings of our primary insurer or AssuranceOne, Ltd.; 3) negative developments in the loss reserves or future loss experience of AssuranceOne, Ltd., which render it uneconomical for us to continue the program; 4) termination or expiration of the reinsurance agreement with our primary insurer, coupled with an inability by us to identify quickly and negotiate an acceptable arrangement with a replacement carrier; or 5) competitive factors in the property insurance market. If there is a termination or interruption of this program or if fewer end user customers elected to satisfy their insurance obligations through our program, we would experience lower revenues and our net income may be reduced.

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

Effective internal controls are necessary for us to provide reliable financial statements. If we cannot provide reliable financial statements, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement including control deficiencies that may constitute material weaknesses. A material weakness, as defined in Public Company Accounting Oversight Board Auditing Standard No. 5, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our quarterly operating results may fluctuate significantly.  Our operating results may differ from quarter to quarter, and these differences may be significant. Factors that may cause these differences include: changes in the volume of lease applications, approvals and originations; changes in interest rates; the timing of term note securitizations; the availability of capital; the degree of competition we face; the levels of charge-offs we incur; general economic conditions and other factors. The results of any one quarter may not indicate what our performance may be in the future.

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

Certain investors continue to own a large percentage of our common stock and have filed a shelf registration statement, which could result in additional shares being sold into the public market and thereby affect the market price of our common stock.  Two institutional investors who first purchased our common stock in private placement transactions prior to our IPO owned approximately 25% of the outstanding shares of our common stock as of December 31, 2007. A shelf registration statement on Form S-3 (No. 333-128329) registering 4,294,947 shares of common stock owned by these two investors became effective on December 19, 2005. In November 2006, one of the investors sold 1,000,000 shares of common stock pursuant to a public offering under the shelf registration statement. Further sales by these investors of all or a portion of their shares pursuant to the shelf registration statement or otherwise could ultimately affect the market price of our common stock.

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

At December 31, 2007, we operated from six leased facilities including our executive office facility and five branch offices. In December 2004, we relocated our Mount Laurel, New Jersey executive offices to a leased facility of approximately 50,000 square feet under a lease that expires in May 2013. We also lease 5,621 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in May 2008. In addition, we have regional offices in Johns Creek, Georgia (a suburb of Atlanta), Englewood, Colorado (a suburb of Denver), Chicago, Illinois and Salt Lake City, Utah. Our Georgia office is 5,822 square feet and the lease expires in July 2013. Our Colorado office is 5,914 square feet and the lease expires in September 2009. Our Chicago office, which opened in January 2004, is 4,166 square feet and the lease expires in April 2010. Our Salt Lake City office, opened in 2006, is 5,764 square feet and the lease expires in October 2010. We believe our leased facilities are adequate for our current needs and sufficient to support our current operations and growth.

Item 3.	Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marlin Business Services Corp. completed its initial public offering of common stock and became a publicly traded company on November 12, 2003. The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “MRLN.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	2007		2006
	High	Low	High	Low

First Quarter	$24.34	$20.24	$24.35	$20.85
Second Quarter	$24.29	$18.70	$22.56	$19.35
Third Quarter	$21.94	$14.25	$22.70	$19.56
Fourth Quarter	$15.37	$11.10	$24.40	$20.42

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

Number of Record Holders

There were 140 holders of record of our common stock at February 29, 2008. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Information on Stock Repurchases

On November 2, 2007, the Board of Directors approved a stock repurchase plan. Under this program, Marlin is authorized to repurchase up to $15 million of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchases are funded using the Company’s working capital.

The number of shares of common stock repurchased by Marlin during the fourth quarter of 2007 and the average price paid per share is as follows:

				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
	Number of	Average Price	Purchased as Part of a	that May Yet be
	Shares	Paid Per	Publicly Announced	Purchased Under the
Time Period	Purchased	Share(1)	Plan or Program	Plans or Programs

November 1, 2007 to November 30, 2007	30,000	$13.70	30,000	$14,589,046
December 1, 2007 to December 31, 2007	92,000	$13.07	92,000	$13,386,188
Total for the quarter ended December 31, 2007	122,000	$13.23	122,000	$13,386,188

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

Sale of Unregistered Securities

On October 24, 2007, we issued $440.5 million of asset-backed debt securities through our special purpose subsidiary, Marlin Leasing Receivables XI LLC. The issuance was done in reliance on the exemption from registration provided by Rule 144A of the Securities Act of 1933. J. P. Morgan Securities, Inc. served as the initial purchaser and placement agent for the issuance, and the aggregate initial purchaser’s discounts and commissions paid was approximately $1.3 million.

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

On August 18, 2005, we issued $340.6 million of asset-backed debt securities through our special purpose subsidiary, Marlin Leasing Receivables IX LLC. The issuance was done in reliance on the exemption from registration provided by Rule 144A of the Securities Act of 1933. J. P. Morgan Securities, Inc. served as the initial purchaser and placement agent for the issuance, and the aggregate initial purchaser’s discounts and commissions paid was approximately $1.1 million.

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the SNL Specialty Lender Index for the period commencing on November 12, 2003 (using the initial offering price of the Company’s stock) and ending on December 31, 2007. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on November 12, 2003 in each of the following: the Company’s common stock, the Russell 2000 Index and the SNL Specialty Lender Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

	Period Ending
Index	11/12/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Marlin Business Services Corp.	100.00	107.74	117.65	147.93	148.79	74.67

Russell 2000	100.00	103.18	122.09	127.65	151.09	148.73

SNL Specialty Lender Index	100.00	104.99	125.35	116.59	132.05	86.53

Source : SNL Financial LC, Charlottesville, VA
© 2007

Item 6.	Selected Financial Data

The following financial information should be read together with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except share data)

Statement of Operations Data:
Interest and fee income	$112,227	$97,955	$85,529	$71,168	$56,403
Interest expense	35,322	26,562	20,835	16,675	18,069

Net interest and fee income	76,905	71,393	64,694	54,493	38,334
Provision for credit losses	17,221	9,934	10,886	9,953	7,965

Net interest and fee income after provision for credit losses	59,684	61,459	53,808	44,540	30,369
Insurance and other income	6,684	5,501	4,682	4,383	3,423

Net interest and other revenue after provision for credit losses	66,368	66,960	58,490	48,923	33,792

Salaries and benefits	21,329	22,468	18,173	14,447	10,273
General and administrative	13,633	11,957	11,908	10,063	7,745
Financing related costs	1,045	1,324	1,554	2,055	1,604
Change in fair value of warrants(1)	—	—	—	—	5,723

Non-interest expense	36,007	35,749	31,635	26,565	25,345

Income before income taxes	30,361	31,211	26,855	22,358	8,447
Income taxes	12,075	12,577	10,607	8,899	5,600

Net income	$18,286	$18,634	$16,248	$13,459	$2,847

Basic earnings per share	$1.51	$1.58	$1.41	$1.19	$0.28
Shares used in computing basic earnings per share	12,079,172	11,803,973	11,551,589	11,330,132	3,001,754
Diluted earnings per share	$1.49	$1.53	$1.36	$1.15	$0.25
Shares used in computing diluted earnings per share	12,299,051	12,161,479	11,986,088	11,729,703	3,340,968

(1)	The change in fair value of warrants is a non-cash expense. Upon completion of our initial public offering in November 2003, all warrants were exercised on a net issuance basis. As a result, there are no longer any outstanding warrants and no effects on subsequent periods.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Operating Data:
Total number of finance receivables originated	33,141	34,214	32,754	31,818	30,258
Total finance receivables originated	$390,766	$388,661	$318,457	$272,271	$242,278
Average total finance receivables(1)	721,900	611,348	523,948	446,965	363,853
Weighted average interest rate (implicit) on new finance receivables originated(2)	12.93%	12.72%	12.75%	13.82%	14.01%
Interest income as a percent of average total finance receivables(1)	12.50%	12.70%	12.90%	12.91%	13.09%
Interest expense as percent of average interest-bearing liabilities(3)	5.21%	4.78%	4.24%	3.86%	4.54%
Portfolio Asset Quality Data:
Total finance receivables, end of period(1)	$749,571	$679,622	$562,039	$479,954	$409,999
Delinquencies greater than 60 days past due(4)	0.95%	0.71%	0.61%	0.78%	0.74%
Allowance for credit losses	$10,988	$8,201	$7,813	$6,062	$5,016
Allowance for credit losses to total finance receivables, end of period(1)	1.47%	1.21%	1.39%	1.26%	1.23%
Charge-offs, net	$14,434	$9,546	$9,135	$8,907	$6,914
Ratio of net charge-offs to average total finance receivables(1)	2.00%	1.56%	1.74%	1.99%	1.90%
Operating Ratios:
Efficiency ratio(5)	41.83%	44.77%	43.36%	41.63%	43.15%
Return on average total assets	2.12%	2.54%	2.57%	2.54%	0.66%
Return on average stockholders’ equity(6)	12.57%	14.95%	15.96%	16.47%	9.18%
Balance Sheet Data:
Cash and cash equivalents	$34,347	$26,663	$34,472	$16,092	$29,435
Restricted cash	141,070	57,705	47,786	37,331	29,604
Net investment in leases and loans	765,938	693,911	572,581	489,678	419,160
Total assets	959,654	795,452	670,989	554,693	487,709
Revolving and term secured borrowings	773,085	616,322	516,849	434,670	393,997
Total liabilities	809,509	661,163	558,380	464,343	413,838
Total stockholders’ equity	150,145	134,289	112,609	90,350	73,871

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred, are excluded.

(2)	Excludes initial direct costs and fees deferred.

(3)	Excludes subordinated debt liability and accrued subordinated debt interest for periods prior to 2004.

(4)	Calculated as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables.

(5)	Salaries, benefits, general and administrative expenses divided by net interest and fee income, insurance and other income.

(6)	Stockholders’ equity includes preferred stock and accrued dividends in calculation for periods prior to 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a nationwide provider of equipment financing and working capital solutions primarily to small businesses. We finance over 70 categories of commercial equipment important to businesses, including copiers, telephone systems, computers, and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2007, our lease portfolio consisted of approximately 115,000 accounts, from approximately 92,000 customers, with an average original term of 48 months, and an average original transaction size of approximately $11,000.

Since our founding in 1997, we have grown to $959.7 million in total assets at December 31, 2007. Our assets are substantially comprised of our net investment in leases which totaled $752.6 million at December 31, 2007. Our lease portfolio grew 8.8% in 2007. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added four regional sales offices to help us penetrate certain targeted markets, with our most recent office in Salt Lake City, Utah in 2006. Growing the lease portfolio while maintaining asset quality remains the primary focus of management. We expect our ongoing investment in our sales teams and regional offices to drive continued growth in our lease portfolio.

In addition to our goal of lease portfolio growth, in November 2006 we announced the introduction of two new financial products targeting the small business market: factoring and business capital loans. Factoring provides small business customers working capital funding through the discounted sale of their accounts receivable to the Company. Business capital loans provide small business customers access to working capital credit through term loans. Effective November 2007, the Company discontinued the origination of new factoring agreements and plans to withdraw from its factoring business that was in the pilot phase.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the year ended December 31, 2007, our net credit losses were 2.00% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio.

Our leases are classified under generally accepted accounting principles in the United States of America as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct financing leases is included in our consolidated financial statements as part of “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 73% of our lease portfolio amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate financing sources consist of a revolving bank facility and two CP conduit warehouse facilities. We issue fixed-rate term debt through the asset-backed securitization market. Typically, leases are funded through variable-rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of December 31 2007, all of our $773.1 million borrowings were fixed cost term note securitizations.

Since we initially finance our fixed-rate leases with variable-rate financing, our earnings are exposed to interest-rate risk should interest rates rise before we complete our fixed-rate term note securitizations. We generally benefit in times of falling and low interest rates. We are also dependent upon obtaining future financing to refinance our warehouse lines of credit in order to grow our lease portfolio. We currently plan to complete a fixed-rate term note securitization at least once a year. Failure to obtain such financing, or other alternate financing, would significantly restrict our growth and future financial performance. We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to Statement of Financial Standards (“SFAS”) 133, as amended, Accounting for Derivative Instruments and Hedging Activities.

In October 2005, the Company submitted an application for an Industrial Bank Charter with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions. On March 26, 2007, the Company announced that it received correspondence from the FDIC approving the application for FDIC deposit insurance made by the Company’s proposed Utah Industrial Bank, Marlin Business Bank (“Bank”), subject to the conditions set forth in the Order issued by the FDIC. The Company then filed a request to modify its initial approved plan for the Bank.

In February 2008, the Company received notification from the FDIC approving the modified bank application. The Company anticipates opening the Bank in the first half of 2008. The FDIC’s Order, the conditions of the approval and other related documents are available on the FDIC’s Web site at www.fdic.gov.

Reorganization and Initial Public Offering

Marlin Leasing Corporation was incorporated in the state of Delaware on June 16, 1997. On August 5, 2003, we incorporated Marlin Business Services Corp. in Pennsylvania. On November 11, 2003, we reorganized our operations into a holding company structure by merging Marlin Leasing Corporation with a wholly-owned subsidiary of Marlin Business Services Corp. As a result, all former shareholders of Marlin Leasing Corporation became shareholders of Marlin Business Services Corp. After the reorganization, Marlin Leasing Corporation remains in existence as our primary operating subsidiary.

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

The following steps were taken to reorganize our operations into a holding company structure prior to the completion of our initial public offering of common stock in November 2003:

•	all classes of Marlin Leasing Corporation’s redeemable convertible preferred stock converted into Class A common stock of Marlin Leasing Corporation;

•	all warrants to purchase Class A common stock of Marlin Leasing Corporation were exercised on a net issuance, or cashless, basis for Class A common stock, and a selling shareholder exercised options to purchase 60,655 shares of Class A common stock. The exercise of warrants resulted in the issuance of 700,046 common shares on a net issuance basis, based on the initial public offering price of $14.00 per share;

•	all warrants to purchase Class B common stock of Marlin Leasing Corporation were exercised on a net issuance basis for Class B common stock, and all Class B common stock was converted by its terms into Class A common stock;

•	a direct, wholly-owned subsidiary of Marlin Business Services Corp. merged with and into Marlin Leasing Corporation, and each share of Marlin Leasing Corporation’s Class A common stock was exchanged for one share of Marlin Business Services Corp. common stock under the terms of an agreement and plan of merger dated August 27, 2003; and

•	the Marlin Leasing Corporation 1997 Equity Compensation Plan was assumed by, and merged into, the Marlin Business Services Corp. 2003 Equity Compensation Plan. All outstanding options to purchase Marlin Leasing Corporation’s Class A common stock under the 1997 Plan were converted into options to purchase shares of common stock of Marlin Business Services Corp under the 2003 Plan.

Stock Repurchase Plan

On November 2, 2007, the Board of Directors approved a stock repurchase plan. Under this program, Marlin is authorized to repurchase up to $15 million of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchases are funded using the Company’s working capital.

Marlin purchased 122,000 shares of its common stock for $1.6 million during the year ended December 31, 2007. At December 31, 2007, Marlin had $13.4 million remaining in its stock repurchase plan authorized by the Board.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including credit losses, residuals, initial direct costs and fees, other fees, performance assumptions for stock-based compensation awards, and realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Our consolidated financial statements are based on the selection and application of critical accounting policies, the most significant of which are described below.

Income recognition.  Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease. When a lease or loan is 90 days or more delinquent, the contract is classified as being on non-accrual and we do not recognize interest income until the contract is less than 90 days delinquent.

Fee income consists of fees for delinquent lease and loan payments, cash collected on early termination of leases and other administrative fees. Fee income also includes net residual income, which includes income from lease renewals and gains and losses on the realization of residual values of equipment disposed at the end of term.

At the end of the original lease term, lessees may choose to purchase the equipment, renew the lease or return the equipment to the Company. The Company receives income from lease renewals when the lessee elects to retain the equipment longer than the original term of the lease. This income, net of appropriate periodic reductions in the estimated residual values of the related equipment, is included in fee income as net residual income.

When the lessee elects to return the equipment at lease termination, the equipment is transferred to other assets at the lower of its basis or fair market value. The Company generally sells returned equipment to an independent third party, rather than leasing the equipment a second time. The Company does not maintain equipment in other assets for longer than 120 days. Any loss recognized on transferring the equipment to other assets, and any gain or loss realized on the sale of equipment to the lessee or to others is included in fee income as net residual income.

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

Initial direct costs and fees.  We defer initial direct costs incurred and fees received to originate our leases and loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The initial direct costs and fees we defer are part of the net investment in leases and loans and are amortized to interest income using the effective interest method. We defer third-party commission costs as well as certain internal costs directly related to the origination activity. Internal costs subject to deferral include evaluating the prospective customer’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating terms, preparing and processing documents and closing the transaction. The fees we defer are documentation fees collected at inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease and loan portfolios.

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

Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the degree we add new leases and loans to our portfolios, or to the degree credit quality is worse than expected, we will record expense to increase the allowance for credit losses for the estimated net losses inherent in our portfolios.

Securitizations.  Since inception, we have completed nine term note securitizations of which five have been repaid. In connection with each transaction, we established a bankruptcy remote special purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement 125, our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying Consolidated Balance Sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.

Derivatives.  SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, requires recognition of all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to the accounting standard. For derivatives not designated or qualifying for hedge accounting, the related gain or loss is recognized in earnings for each period and included in other income or financing related costs in the Consolidated Statements of Operations. For derivatives designated for hedge accounting, initial assessments are made as to whether the hedging relationship is expected to be highly effective and ongoing periodic assessments may be required to determine the ongoing effectiveness of the hedge. The gain or loss on derivatives qualifying for hedge accounting is recorded in other comprehensive income on the Consolidated Balance Sheets net of tax effects (unrealized gain or loss on cash flow hedge derivatives) or in current period earnings depending on the effectiveness of the hedging relationship.

Stock-Based Compensation.  We issue both restricted shares and stock options to certain employees and directors as part of our overall compensation strategy. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) amended SFAS 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance on the valuation of share-based payments for public companies. SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

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

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At December 31, 2007, there have been no changes to the liability for uncertain tax positions and there are no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. Marlin files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2002 through 2007 are subject to examination.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

Results of Operations

Comparison of the Years Ended December 31, 2007 and 2006

Net income.  Net income was $18.3 million for the year ended December 31, 2007, a 1.6% decrease from $18.6 million for the year ended December 31, 2006.

Diluted earnings per share was $1.49 for the year ended December 31, 2007, a 2.6% decrease from $1.53 per diluted share reported for the year ended December 31, 2006. Returns on average assets were 2.12% for the year ended December 31, 2007 and 2.54% for the year ended December 31, 2006. Returns on average equity were 12.57% for the year ended December 31, 2007 and 14.95% for the year ended December 31, 2006.

Net income for the fourth quarter of 2006 reflects an after-tax charge of approximately $880,000, or $0.072 diluted earnings per share, due to the separation agreement related to the departure of Marlin’s former President, whose resignation as President and as a director of Marlin was effective December 20, 2006 as reported in our Form 8-K filed December 21, 2006. Due to better than expected collections on leases in areas affected by Hurricane Katrina, net income for the second quarter of 2006 was positively impacted by an after-tax reduction of the provision for credit losses of $545,000, or $0.045 diluted earnings per share. Therefore, the combination in 2006 of the after-tax charge for the separation agreement and the reduction of the provision for Hurricane Katrina resulted in a net unfavorable after-tax impact of $335,000, or $0.027 diluted earnings per share for the year ended 2006 compared to 2007.

Net income for the year ended December 31, 2007 decreased 3.6%, or $683,000, compared to net income for the same period of 2006, excluding the impact in 2006 of the separation agreement and the allowance reduction. Diluted earnings per share for the year ended December 31, 2007 decreased 4.5%, or $0.07, compared to the same period of 2006, excluding the impact in 2006 of the separation agreement and the allowance reduction.

For the year ended December 31, 2007, we generated 33,141 new finance receivables at a cost of $390.8 million compared to 34,214 new finance receivables at a cost of $388.7 million for the year ended December 31, 2006. Overall, our average total finance receivables at December 31, 2007 increased 18.1% to $721.9 million at December 31, 2007 from $611.3 million at December 31, 2006.

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Interest income	$90,231	$77,644
Fee income	21,996	20,311

Interest and fee income	112,227	97,955
Interest expense	35,322	26,562

Net interest and fee income	$76,905	$71,393

Average total finance receivables(1)	$721,900	$611,348
Percent of average total finance receivables:
Interest income	12.50%	12.70%
Fee income	3.05	3.32

Interest and fee income	15.55	16.02
Interest expense	4.90	4.34

Net interest and fee margin	10.65%	11.68%

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred, are excluded.

Net interest and fee margin.  Net interest and fee income increased $5.5 million, or 7.7%, to $76.9 million for the year ended December 31, 2007 from $71.4 million for the year ended December 31, 2006, primarily due to continued growth in our average total finance receivables partially offset by compression in margin. The annualized net interest and fee margin decreased 103 basis points to 10.65% for the year ended December 31, 2007 from 11.68% for the same period in 2006.

Interest income, net of amortized initial direct costs and fees, increased $12.6 million, or 16.2%, to $90.2 million for the year ended December 31, 2007 from $77.6 million for the year ended December 31, 2006. The increase in interest income was primarily due to an 18.1% growth in average total finance receivables, which increased $110.6 million to $721.9 million for the year ended December 31, 2007 from $611.3 million for the year ended December 31, 2006. The weighted average implicit interest rate on new finance receivables originated was 12.93% for the year ended December 31, 2007 compared to 12.72% for year ended December 31, 2006.

Our interest income as a percentage of average total finance receivables declined by 20 basis points for the year ended December 31, 2007 to 12.50% from 12.70% for the year ended December 31, 2006. This reduction is due in part to competition in small-ticket leasing and fluctuations in interest rates, combined with payoffs of older, higher yielding leases.

Fee income increased $1.7 million, or 8.4%, to $22.0 million for the year ended December 31, 2007 from $20.3 million for the year ended December 31, 2006. The increase in fee income was primarily due to higher administrative and late fees that grew by $2.6 million to $14.0 million for the year ended December 31, 2007 compared to $11.4 million for the year ended December 31, 2006, partially offset by net residual income that declined $877,000 to $6.0 million for the year ended December 31, 2007 compared to $6.8 million for the year ended December 31, 2006. The increase in administrative and late fee income is primarily attributed to the continued growth of our total finance receivables and increased late fee billings. The decline in residual income is primarily due to lower proceeds received from the sale of returned equipment. Historically, we have experienced a lower realization rate on copiers than on other types of equipment, and the mix of contracts reaching termination in 2007 contained a higher proportion of copiers than in 2006.

Fee income, as a percentage of average total finance receivables, decreased 27 basis points to 3.05% for the year ended December 31, 2007 from 3.32% for the year ended December 31, 2006, primarily due to lower net residual income. Administrative and late fees remained the largest component of fee income at 1.94% as a percentage of average total finance receivables for the year ended December 31, 2007 compared to 1.87% for the year ended December 31, 2006. As a percentage of average total finance receivables net residual income was 0.82% for the year ended December 31, 2007 compared to 1.12% for the year ended December 31, 2006.

Interest expense increased $8.7 million to $35.3 million for the year ended December 31, 2007 from $26.6 million for the year ended December 31, 2006. Interest expense, as a percentage of the average total finance receivables, increased 56 basis points to 4.90% for the year ended December 31, 2007 from 4.34% for the year ended December 31, 2006. Interest expense has risen primarily due to the continued growth of the Company and higher interest rates on the Company’s warehouse facilities and term note securitizations. During the year ended December 31, 2007, average term securitization borrowings outstanding were $562.8 million, representing 83.4% of total borrowings, compared to $488.9 million representing 88.1% of total borrowings for the same period in 2006.

Interest expense as a percentage of weighted average borrowings was 5.23% for the year ended December 31, 2007 compared to 4.78% for the year ended December 31, 2006. The average balance for our warehouse facilities was $112.2 million for the year ended December 31, 2007 compared to $66.3 million for the year ended December 31, 2006. The average borrowing costs for our warehouse facilities was 5.76% for the year ended December 31, 2007 compared to 5.98% for year ended December 31, 2006. (See Liquidity and Capital Resources in this Item 7).

Interest costs on our August 2005, September 2006 and October 2007 issued term securitization borrowings increased over those issued in 2004 due to the rising interest rate environment. The coupon rate on the October 2007 securitization also reflects higher credit costs due to the general tightening of credit caused by recent overall stress and volatility in the financial markets. For the year ended December 31, 2007, average term securitization borrowings outstanding were $562.8 million at a weighted average coupon of 4.83% compared with $488.9 million at a weighted average coupon of 4.29% for the year ended December 31, 2006.

On August 18, 2005, we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006, we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the financing. On October 24, 2007, we closed on the issuance of our ninth term note securitization transaction in the amount of $440.5 million at a weighted average interest coupon approximating 5.70% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2007 term transaction to approximate an average of 6.32% over the term of the financing.

Our term securitizations include multiple classes of fixed-rate notes with the shorter term, lower coupon classes amortizing (maturing) faster then the longer term higher coupon classes. This causes the blended interest expenses related to these borrowings to change and generally increase over the term of the borrowing.

On September 15, 2006, we elected to exercise our call option and pay off the remaining $31.5 million of our 2003 term securitization, which carried a coupon rate of approximately 3.19%. Our 2002 securitization was repaid in full on August 15, 2005 when the remaining note balances outstanding were $26.5 million at a coupon rate of approximately 4.41%.

Insurance and other income.  Insurance and other income increased $1.2 million to $6.7 million for the year ended December 31, 2007 from $5.5 million for the year ended December 31, 2006. The increase is primarily related to insurance billings, which were $1.0 million higher in 2007 than in 2006.

Salaries and benefits expense.  Salaries and benefits expense decreased $1.2 million, or 5.3%, to $21.3 million for the year ended December 31, 2007 from $22.5 million for the year ended December 31, 2006. The decrease in compensation expense is primarily due to a $1.6 million decrease in stock-based compensation expense and the inclusion of approximately $1.45 million of expense in the fourth quarter of 2006 due to the December 20, 2006 separation agreement for the resignation of Marlin’s former President. These decreases were partially offset by growth in total personnel.

Expense related to stock-based compensation decreased primarily due to revised performance and forfeiture assumptions. In 2007, sales and credit compensation increased $395,000, primarily related to additional hiring of sales and marketing representatives and credit analysts. Compensation related to the factoring business totaled $364,000 in 2007, compared to $209,000 in 2006. Total personnel increased to 357 at December 31, 2007 from 314 at December 31, 2006. Salaries and benefits expense, as a percentage of the average total finance receivables, were 2.95% for the year ended December 31, 2007 compared with 3.68% for the same period in 2006.

General and administrative expense.  General and administrative expenses increased $1.6 million, or 13.3%, to $13.6 million for the year ended December 31, 2007 from $12.0 million for the year ended December 31, 2006. As a percentage of average total finance receivables, general and administrative expenses decreased to 1.89% for the year ended December 31, 2007 from 1.96% for the year ended December 31, 2006. Expenses for the fourth quarter of 2006 included approximately $185,000 in professional fees associated with a follow-on offering by a selling shareholder (pursuant to such shareholder’s registration rights.)

Financing related costs.  Financing related costs include commitment fees paid to our financing sources, hedge costs pertaining to our interest-rate caps and interest-rate swaps used to limit our exposure to an increase in interest rates, and costs pertaining to our interest-rate swaps that do not qualify for hedge accounting. Financing related costs decreased $280,000 to $1.0 million for the year ended December 31, 2007 from $1.3 million for the year ended December 31, 2006. The decrease was principally due to a decrease in bank commitment fees. Mark-to-market expense recognized on our interest-rate caps and interest-rate swaps was $8,000 for the year ended December 31, 2007 compared with expense of $101,000 for the year ended December 31, 2006. Commitment fees were $1.0 million for the year ended December 31, 2007 compared with $1.2 million for the year ended December 31, 2006.

Provision for credit losses.  The provision for credit losses increased $7.3 million, or 73.7%, to $17.2 million for the year ended December 31, 2007 from $9.9 million for the year ended December 31, 2006. Most of the increase was due to higher net charge-offs, which were $14.4 million for the year ended December 31, 2007, an increase of $4.9 million from $9.5 million during the year ended December 31, 2006. Net charge-offs as a percentage of average total finance receivables increased to 2.00% in 2007 from 1.56% in 2006.

During the fourth quarter of 2007, the Company also increased its allowance for credit losses by an incremental $411,000, which represented the remaining outstanding balance of a real estate related loan that had resulted from the refinancing of a factoring receivable. The increased allowance was due to deterioration of the borrower’s financial condition. In addition, a portion of the increase in our provision for credit losses from 2006 to 2007 was the result of a second quarter 2006 provision reduction of $901,000, due to lower losses than originally anticipated in areas affected by Hurricane Katrina.

Credit quality for the year ended December 31, 2006, was more favorable than our general long-term expectation of 2.00% for an entire business cycle. The increase in net charge-offs in 2007 to 2.00% compared to 1.56% for 2006 was primarily due to worsening general economic trends from the favorable experience of 2006. These trends have most significantly impacted the performance of rate-sensitive industries in our portfolio, specifically companies in the mortgage and real estate businesses. These industries comprised approximately 5% of the total portfolio at December 31, 2007. During 2007, Marlin increased collections activities and strengthened underwriting criteria for these industries.

Provision for income taxes.  The provision for income taxes decreased to $12.1 million for the year ended December 31, 2007 from $12.6 million for the year ended December 31, 2006. The decrease in tax expense is primarily attributed to the decrease in pretax income, combined with higher expense in 2006 for state taxes related to NOL utilization. Our effective tax rate, which is a combination of federal and state income tax rates, was 39.8% for the year ended December 31, 2007 and 40.3% for the year ended December 31, 2006. We anticipate our effective tax rate in future years to be approximately 40% as a result of recently enacted income tax legislation changes in Maryland, Michigan, and New York.

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

Net income for the fourth quarter of 2006 reflects an after-tax charge of approximately $880,000, or $0.072 diluted earnings per share, due to the separation agreement related to the departure of Marlin’s former President, whose resignation as President and as a director of Marlin was effective December 20, 2006 as reported in our Form 8-K filed December 21, 2006.

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

For the year ended December 31, 2006, we generated 34,214 new leases at a cost of $388.7 million compared to 32,754 new leases at a cost of $318.5 million for the year ended December 31, 2005. The weighted average implicit interest rate on new leases originated was 12.72% for the year ended December 31, 2006 compared to 12.75% for year ended December 31, 2005. Overall, average total finance receivables grew 21.2%, to $693.9 million at December 31, 2006 from $572.6 million at December 31, 2005. Our debt to equity ratio remained unchanged at 4.59:1 at December 31, 2006 and December 31, 2005.

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Interest income	$77,644	$67,572
Fee income	20,311	17,957

Interest and fee income	97,955	85,529
Interest expense	26,562	20,835

Net interest and fee income	$71,393	$64,694

Average total finance receivables(1)	$611,348	$523,948
Percent of average total finance receivables:
Interest income	12.70%	12.90%
Fee income	3.32	3.43

Interest and fee income	16.02	16.33
Interest expense	4.34	3.98

Net interest and fee margin	11.68%	12.35%

(1)	Excludes allowance for credit losses and initial direct costs and fees deferred.

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

Interest income, net of amortized initial direct costs and fees, increased $10.0 million, or 14.8%, to $77.6 million for the year ended December 31, 2006 from $67.6 million for the year ended December 31, 2005. The increase is primarily due to a 16.7% growth in average total finance receivables which increased $87.4 million to $611.3 million for the year ended December 31, 2006 from $523.9 million for the year ended December 31, 2005.

Our interest income as a percentage of average total finance receivables declined by 20 basis points for the year ended December 31, 2006 to 12.70% from 12.90% for the year ended December 31, 2005. This reduction is due in part to competition in small-ticket leasing and a generally lower interest rate environment, combined with payoffs of older, higher yielding leases.

Fee income increased $2.3 million, or 12.8%, to $20.3 million for the year ended December 31, 2006 from $18.0 million for the year ended December 31, 2005. Fee income, as a percentage of average total finance receivables, decreased 11 basis points to 3.32% for the year ended December 31, 2006 from 3.43% for the year ended December 31, 2005. The increase in fee income resulted primarily from a $1.3 million increase in fees for delinquent lease payments (late fees) and an $821,000 increase in net residual income. Late fees increased $1.3 million to $11.4 million for the year ended December 31, 2006 compared to $10.1 million for the same period of 2005. Late fees remained the largest component of fee income at 1.87% as a percentage of average total finance receivables for the year ended December 31, 2006 compared to 1.93% for the year ended December 31, 2005. The increase in late fee income is attributed to the continued growth of our lease portfolio and continued improvements in our late fee collection efforts, partially offset by the impact of lower delinquencies resulting in lower late fees invoiced as a percentage of total finance receivables. Net residual income increased $821,000 to $6.8 million for the year ended December 31, 2006 compared to $6.0 million for the same period of 2005. Net residual income increased along with the growth and seasoning of our portfolio with an increased number of lease contracts reaching end of term and entering a renewal period. As a percentage of average total finance receivables, net residual income was 1.12% for the year ended December 31, 2006 compared to 1.14% for the year ended December 31, 2005.

Interest expense increased $5.8 million to $26.6 million for the year ended December 31, 2006 from $20.8 million for the year ended December 31, 2005. Interest expense, as a percentage of the average total finance receivables, increased 36 basis points to 4.34% for the year ended December 31, 2006 from 3.98% for the year ended December 31, 2005. Borrowing costs have risen due to the continued growth of the Company and higher interest rates on the Company’s borrowings due to increased market interest rates. The Federal Reserve increased its targeted fed funds rate four times for a total of 1.00% during 2006 and a total of 16 times or 4.00% since June 2004. These increases have increased interest rates on the Company’s warehouse facilities and created a higher interest- rate environment in which to issue term note securitizations. During the year ended December 31, 2006, average term securitization borrowings outstanding were $488.9 million, representing 88.1% of total borrowings, compared to $432.9 million representing 88.1% of total borrowings for the same period in 2005.

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

Interest costs on our August 2005 and September 2006 issued term securitization borrowing increased over those issued in 2004 due to the rising interest rate environment. For the year ended December 31, 2006, average term securitization borrowings outstanding were $488.9 million at a weighted average coupon of 4.29% compared with $432.9 million at a weighted average coupon of 3.79% for the year ended December 31, 2005. On August 18, 2005 we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006 we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the financing.

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

Insurance and other income.  Insurance and other income increased $819,000 to $5.5 million for the year ended December 31, 2006 from $4.7 million for the year ended December 31, 2005. The increase is primarily related to net insurance income of $718,000 higher for 2006 than in 2005. During the fourth quarter of 2005, we expensed approximately $190,000 in insurance claims from the Gulf States region of the USA attributed to the effects of Hurricane Katrina.

Salaries and benefits expense.  Salaries and benefits expense increased $4.3 million, or 23.6%, to $22.5 million for the year ended December 31, 2006 from $18.2 million for the year ended December 31, 2005. Salaries and benefits expense for the fourth quarter of 2006 includes expense of approximately $1.45 million due to the separation agreement related to the resignation of Marlin’s former President effective December 20, 2006. The remainder of the increase in compensation expense is primarily attributable to personnel growth and merit and bonus payment increases. Total personnel increased to 314 at December 31, 2006 from 296 at December 31, 2005. In 2006, sales and credit compensation increased $1.4 million, primarily related to additional hiring of sales account executives and credit analysts. In addition, compensation related to portfolio servicing increased approximately $510,000, primarily due to increased portfolio size. Compensation in management and support areas also increased, primarily due to incremental stock-based compensation expense of $896,000 recognized due to the implementation of SFAS 123(R) and $501,000 in compensation related to Marlin Business Bank (in organization). Salaries and benefits expense, as a percentage of the average total finance receivables, were 3.68% for the year ended December 31, 2006 compared with 3.48% for the same period in 2005.

General and administrative expense.  General and administrative expenses remained stable at $12.0 million, or 1.96% as a percentage of average total finance receivables, for the year ended December 31, 2006 from $11.9 million for the year ended December 31, 2005. We incurred approximately $185,000 in professional fees associated with a follow on offering by a selling shareholder (pursuant to such shareholder’s registration rights) completed in the fourth quarter of 2006. General and administrative expense, as a percentage of the average total finance receivables, decreased 31 basis points to 1.96% for the year ended December 31, 2006 from 2.27% for the year ended December 31, 2005.

Financing related costs.  Financing related costs include commitment fees paid to our financing sources, hedge costs pertaining to our interest-rate caps and interest-rate swaps used to limit our exposure to an increase in interest rates, and costs pertaining to our interest-rate swaps that do not qualify for hedge accounting. Financing related costs decreased $230,000 to $1.3 million for the year ended December 31, 2006 from $1.6 million for the year ended December 31, 2005. The decrease was principally due to a decrease in bank commitment fees. Mark-to-market expense recognized on our interest-rate caps and interest-rate swaps was $101,000 for the year ended December 31, 2006 compared with net gain of $3,000 for the year ended December 31, 2005. Commitment fees were $1.2 million for the year ended December 31, 2006 compared with $1.6 million for the year ended December 31, 2005.

Provision for credit losses.  The provision for credit losses decreased $952,000, or 8.7%, to $9.9 million for the year ended December 31, 2006 from $10.9 million for the year ended December 31, 2005. The decrease in our provision for credit losses resulted principally from improved credit quality of the leases affected by Hurricane Katrina. Net charge-offs were $9.5 million for the year ended December 31, 2006 and $9.1 million for the year ended December 31, 2005. Net charge-offs as a percentage of average total finance receivables decreased to 1.56% in 2006 from 1.74% in 2005. During the third quarter of 2005, we recorded additional reserves of $1.25 million for expected losses from the areas hardest hit by Hurricane Katrina. This additional reserve was initially estimated based on our total estimated exposure of $4.8 million in net investment in direct financing leases in the most affected areas at the time. In 2005, we restructured approximately $1.0 million in net investment in leases in the Gulf States region by deferring payments on such leases generally until January 2006. We did not experience significant aggregate charge-offs related to Hurricane Katrina. Based on our ongoing monitoring of this portfolio segment, during the second quarter of 2006 we determined that the approximately $901,000 remaining additional reserve for Katrina losses was no longer required, resulting in a reduction of the provision.

In general, credit quality continued to be more favorable for the year ended December 31, 2006 than our general expectation for an entire business cycle. For the year ended December 31, 2006, net charge-offs of 1.56% as a percentage of average total finance receivables were significantly better than our general long-term expectation of approximately 2.00%.

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

Operating Data

We manage expenditures using a comprehensive budgetary review process. Expenses are monitored by departmental heads and are reviewed by senior management monthly. The efficiency ratio (relating expenses with revenues) and the ratio of salaries and benefits and general and administrative expenses as a percentage of the average total finance receivables shown below are metrics used by management to monitor productivity and spending levels.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Average total finance receivables	$721,900	$611,348	$523,948
Salaries and benefits expense	21,329	22,468	18,173
General and administrative expense	13,633	11,957	11,908
Efficiency ratio	41.83%	44.77%	43.36%
Percent of average total finance receivables:
Salaries and benefits	2.95%	3.68%	3.47%
General and administrative	1.89%	1.96%	2.27%

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

	As of or For the Year Ended December 31,
	2007	2006	2005	2004	2003

Number of sales account executives	118	100	103	100	84
Number of originating sources(1)	1,246	1,295	1,295	1,244	1,147

(1)	Monthly average of origination sources generating lease volume.

Finance Receivables and Asset Quality

Our net investment in leases and loans grew $72.0 million, or 10.4%, to $765.9 million at December 31, 2007, from $693.9 million at December 31, 2006. The Company continues to pursue growth strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources.

The chart below provides our asset quality statistics for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$8,201	$7,813	$6,062
Provision for credit losses	17,221	9,934	10,886
Charge-offs, net	(14,434)	(9,546)	(9,135)

Allowance for credit losses, end of period	$10,988	$8,201	$7,813

Net charge-offs to average total finance receivables(1)	2.00%	1.56%	1.74%
Allowance for credit losses to total finance receivables, end of period(1)	1.47%	1.21%	1.39%
Average total finance receivables(1)	$721,900	$611,348	$523,948
Total finance receivables, end of period(1)	$749,571	$679,622	$562,039
Delinquencies greater than 60 days past due	$8,377	$5,676	$4,063
Delinquencies greater than 60 days past due(2)	0.95%	0.71%	0.61%
Allowance for credit losses to delinquent accounts greater than 60 days past due	131.17%	144.49%	192.3%
Non-accrual leases and loans	$3,695	$2,250	$2,017
Renegotiated leases and loans	$6,987	$3,819	$4,140

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred, are excluded.

(2)	Calculated as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables.

Net investments in finance receivables are charged-off when they are contractually past due for 121 days and are reported net of recoveries. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

We generally expect net charge-offs to approximate 2.00% of average total finance receivables. Net charge-offs in 2007 were 2.00%, up from 1.56% in 2006. The increase in net charge-offs in 2007 was primarily due to worsening general economic trends from the favorable experience of 2006. These trends have most significantly impacted the performance of rate-sensitive industries in our portfolio, specifically companies in the mortgage and real estate businesses. These industries comprised approximately 5% of the total portfolio at December 31, 2007. During 2007, Marlin increased collections activities and strengthened underwriting criteria for these industries.

During the fourth quarter of 2007, the Company increased its specific allowance for credit losses by an incremental $411,000, which represented the remaining outstanding balance of a real estate related loan that had resulted from the refinancing of a factoring receivable. The increased allowance was due to deterioration of the borrower’s financial condition.

Based on our ongoing monitoring of leases in the Hurricane Katrina portfolio segment, during the second quarter of 2006 we determined that approximately $901,000 in remaining reserves for Katrina losses was no longer required, resulting in a reduction of the provision.

Delinquent accounts greater than 60 days past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables) increased to 0.95% at December 31, 2007 from 0.71% at December 31, 2006. Our usual experience and expectation is for slightly higher delinquency rates as of year-end as we believe our customers tend to adjust their payment patterns around the year-end. However, worsening general economic trends have also resulted in increased delinquencies, as discussed above.

Residual Performance

Our leases offer our end user customers the option to own the purchased equipment at lease expiration. Based on the minimum lease payments receivable as of December 31, 2007, approximately 73% of our leases were one dollar purchase option leases, 22% were fair market value leases and 5% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of December 31, 2007, there were $50.8 million of residual assets retained on our balance sheet of which $38.5 million, or 75.9%, were related to copiers. As of December 31, 2006, there were $48.2 million of residual assets retained on our balance sheet of which $35.1 million, or 72.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2007 and 2006, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Our leases generally include automatic renewal provisions and many leases continue beyond their initial term. We consider renewal income a component of residual performance. For the years ended December 31, 2007, 2006 and 2005 renewal income, net of depreciation, amounted to $6.6 million, $6.5 million and $6.1 million and net gains (losses) on residual values disposed at end of term amounted to ($640,000), $284,000 and ($41,000), respectively.

Liquidity and Capital Resources

Our business requires a substantial amount of cash to operate and grow. Our primary liquidity need is for new originations. In addition, we need liquidity to pay interest and principal on our borrowings, to pay fees and expenses incurred in connection with our securitization transactions, to fund infrastructure and technology investment and to pay administrative and other operating expenses.

We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third-party financing to fund our operations:

•	borrowings under a revolving bank facility;

•	financing of leases and loans in CP conduit warehouse facilities;

•	financing of leases through term note securitizations; and

•	equity and debt securities with third-party investors.

New originations are generally funded in the short-term with cash from operations or through borrowings under our revolving bank facility or our CP conduit warehouse facilities. Our current plans assume the execution of a term note securitization approximately once a year to refinance and relieve the bank revolver and CP conduit warehouse facilities. As of December 31, 2007 we had no borrowings outstanding under our bank and CP conduit warehouse facilities and, therefore, we had approximately $340.0 million of available borrowing capacity through these facilities in addition to available cash and cash equivalents of $34.3 million. Our debt to equity ratio was 5.15:1 at December 31, 2007 and 4.59:1 at December 31, 2006.

Net cash provided by financing activities was $156.4 million, $99.6 million and $81.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Financing activities include net advances and repayments on our various borrowing sources.

We used cash in investing activities of $171.2 million, $135.9 million and $103.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Investing activities primarily relate to lease and loan origination activity.

Additional liquidity is provided by our cash flow from operations. We generated cash flow from operations of $22.5 million, $28.4 million and $40.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We expect cash from operations, additional borrowings on existing and future credit facilities and, the completion of additional on-balance sheet term note securitizations to be adequate to support our operations and projected growth.

Cash and Cash Equivalents.  Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We generally fund our originations and growth using advances under our revolving bank facility and our CP conduit warehouse facilities. We had available cash and cash equivalents of $34.3 million at December 31, 2007 and $26.7 million at December 31, 2006.

Restricted Cash.  We had $141.1 million of restricted cash as of December 31, 2007 compared to $57.7 million at December 31, 2006. Restricted cash consists primarily of the pre-funding cash reserves and advance payment accounts related to our term note securitizations.

Borrowings.  Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $773.1 million at December 31, 2007 and $616.3 million at December 31, 2006. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the 12 Months Ended December 31, 2007
		Maximum			As of December 31, 2007
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)

Revolving bank facility(1)	$40,000	$26,692	$6,346	7.86%	$—	—	$40,000
CP conduit warehouse facilities(1)	300,000	220,727	105,875	5.63%	—	—	300,000
Term note securitizations(2)	—	832,260	562,773	4.83%	773,085	5.60%	—

	$340,000		$674,994	4.98%	$773,085	5.60%	$340,000

(1)	Subject to lease or loan eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts. As of December 31, 2007, we had completed nine on-balance-sheet term note securitizations and had repaid five in their entirety.

Revolving bank facility.  As of December 31, 2007 and December 31, 2006, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 1.87%. It is secured by leases that meet specified eligibility criteria. Our revolving bank facility provides temporary funding pending the accumulation of sufficient pools of leases for financing through a CP conduit warehouse facility or an on-balance-sheet term note securitization. Funding under this facility is based on a borrowing base formula and factors in an assumed discount rate and advance rate against the pledged leases. The credit facility expires on March 31, 2009.

Our weighted average outstanding borrowings under this facility were $6.3 million for the year ended December 31, 2007 compared to $6.6 million for the year ended December 31, 2006. We incurred interest expense under this facility of $499,000 for the year ended December 31, 2007 compared to $497,000 for the year ended December 31, 2006.

As of December 31, 2007 and December 31, 2006, there were no borrowings outstanding under the revolving bank facility. For the years ended December 31, 2007 and December 31, 2006, the Company incurred commitment fees on the unused portion of the credit facility of $186,000 and $184,000, respectively.

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

00-A Warehouse Facility — This facility totals $125 million, was renewed in September 2007 and expires in March 2008. For the years ended December 31, 2007 and December 31, 2006, the weighted average interest rates were 5.43% and 5.89%, respectively. As of December 31, 2007 and December 31, 2006, there were no borrowings outstanding under this facility.

02-A Warehouse Facility — This facility totals $175 million and expires in March 2009. This facility has the ability to utilize both leases and business capital loan products in the borrowing base. For the years ended December 31, 2007 and December 31, 2006, the weighted average interest rate was 5.84% and 5.75%, respectively. As of December 31, 2007 and December 31, 2006, there were no borrowings outstanding under this facility.

Term note securitizations.  Since our founding through December 31, 2007, we have completed nine on-balance-sheet term note securitizations of which four remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned, special purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facilities primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our Consolidated Balance Sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facilities and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to pay down periodically the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At December 31, 2007 and at December 31, 2006, outstanding term securitizations amounted to $773.1 million and $616.3 million, respectively.

As of December 31, 2007, $710.7 million of our net investment in leases and loans was pledged to our term note securitizations. Each of our outstanding term note securitizations is summarized below:

		Outstanding	Scheduled
	Notes Originally	Balance as of	Maturity	Original
	Issued	December 31, 2007	Date	Coupon Rate
	(Dollars in thousands)

2004 — 1
Class A-1	$89,000	$—	August 2005	2.04	%(2)
Class A-2	60,000	—	January 2007	2.91	(2)
Class A-3	24,000	—	June 2007	3.36
Class A-4	61,574	2,962	May 2011	3.88	(2)
Class B	49,684	19,358	May 2011	4.35
Class C	20,362	10,194	May 2011	5.47

	$304,620	$32,514		3.29	%(1)(2)

2005 — 1
Class A-1	$92,000	$—	August 2006	4.05%
Class A-2	73,500	—	January 2008	4.49
Class A-3	50,000	19,423	November 2008	4.63
Class A-4	46,749	46,749	August 2012	4.75
Class B	55,546	21,607	August 2012	5.09
Class C	22,765	11,003	August 2012	5.67

	$340,560	$98,782		4.60	%(1)(3)

2006 — 1
Class A-1	$100,000	$—	September 2007	5.48%
Class A-2	65,000	24,300	November 2008	5.43
Class A-3	65,000	65,000	December 2009	5.34
Class A-4	62,761	62,761	September 2013	5.33
Class B	62,008	48,957	September 2013	5.63
Class C	25,413	20,065	September 2013	6.20

	$380,182	$221,083		5.51	%(1)(4)

2007 — 1
Class A-1	$112,000	$92,251	July 2008	5.21%
Class A-2	80,000	80,000	April 2009	5.35%
Class A-3	75,000	75,000	April 2010	5.32%
Class A-4	72,174	72,174	May 2011	5.37%
Class B	32,975	32,975	May 2011	5.82%
Class C	38,864	38,864	May 2011	6.31%
Class D	29,442	29,442	May 2011	7.30%

	$440,455	$420,706		5.70	%(1)(5)

Total Term Note Securitizations		$773,085

(1)	Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term securitizations also have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	Original coupon rate represents fixed-rate coupon payable on interest-rate swap agreement. Certain classes of the 2004 term note securitization were issued at variable rates to investors with the Company simultaneously entering interest-rate swap agreements to convert the borrowings to a fixed interest cost. For the weighted average term of the 2004-1 term note securitization, the weighted average coupon rate will approximate 3.81%.

(3)	The weighted average coupon rate of the 2005-1 term note securitization will approximate 4.81% over the term of the borrowing.

(4)	The weighted average coupon rate of the 2006-1 term note securitization will approximate 5.51% over the term of the borrowing.

(5)	The weighted average coupon rate of the 2007-1 term note securitization will approximate 5.70% over the term of the borrowing.

Marlin Business Bank (“Bank”).  In October 2005, the Company submitted an application for an Industrial Bank Charter with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions. On March 26, 2007, the Company announced that it received correspondence from the FDIC approving the application for FDIC deposit insurance made by the Company’s proposed Utah Industrial Bank, Marlin Business Bank (“Bank”), subject to the conditions set forth in the Order issued by the FDIC. The Company then filed a request to modify its initial approved plan for the Bank.

In February 2008, the Company received notification from the FDIC approving the modified bank application. The Company anticipates opening the Bank in the first half of 2008. The FDIC’s Order, the conditions of the approval and other related documents are available on the FDIC’s Web site at www.fdic.gov.

The Bank will be wholly owned by Marlin Business Services Corp. In addition to further diversifying our funding sources, over time the Bank may add other product offerings to better serve our customer base. The Bank will be subject to FDIC and Utah Department of Financial Institutions rules and regulations. Marlin will provide the necessary capital to maintain the Bank at “well-capitalized” status as defined by banking regulations. Initial cash capital requirements are expected to be $12.0 million.

Initially, FDIC deposits will be raised from the brokered certificates of deposit market. All deposits will be transacted via telephone, mail, and/or ACH and wire transfer. There will be limited if any face-to-face interaction with deposit and lease/loan customers in the Bank’s office. The Bank’s initial asset product offering will consist of small-ticket leasing and loans similar to what we originate currently.

We have assembled a team of experienced bank managers and directors to provide leadership for the Bank. Many of the operational aspects of the Bank will be outsourced to Marlin Leasing Corp.

Financial Covenants

All of our secured borrowing arrangements have financial covenants that we must comply with in order to obtain funding through the facilities and to avoid an event of default. These covenants relate to, among other things, various financial covenants and maximum delinquency and default levels. A change in the Chief Executive Officer or President was an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders was hired within 90 days. Such an event was also an immediate event of servicer termination under the term securitizations. Marlin’s former President resigned from his position on December 20, 2006. Dan Dyer, the Company’s Chief Executive Officer, has assumed the title of President and George Pelose, in his expanded role as Chief Operating Officer, has assumed responsibility for all aspects of the Company’s lease financing business. This change did not have any material adverse effect on our financing arrangements, because the appropriate consents and waivers for this change were obtained from all affected financing sources. Currently, a change in the individuals performing the duties currently encompassed by the roles of Chief Executive Officer or Chief Operating Officer is an event of default under our revolving bank facility and CP conduit warehouse facilities, unless we hire a replacement acceptable to our lenders within 180 days.

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

Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2007 include:

•	Tangible net worth of not less than $95.0 million;

•	Debt to equity ratio of not more than 10-to-1;

•	Interest coverage ratio of not less than 1:50-to-1;

•	A three-month rolling average charge-off ratio no higher than 3.00%.

As of December 31, 2007, the Company was in compliance with terms of the revolving bank facility, the warehouse facilities and the term securitization agreements.

Contractual Obligations

In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of December 31, 2007 were as follows:

	Contractual Obligations as of December 31, 2007
			Operating	Leased	Capital
	Borrowings	Interest	Leases	Facilities	Leases	Total
	(Dollars in thousands)

2008	$313,111	$34,331	$8	$1,774	$45	$349,269
2009	226,355	19,455	5	1,706	11	247,532
2010	137,559	9,193	2	1,550	3	148,307
2011	74,556	3,286	—	1,408	—	79,250
2012	21,217	414	—	1436	—	23,067
Thereafter	287	4	—	599	—	890

Total	$773,085	$66,683	$15	$8,473	$59	$848,315

(1)	Includes interest on term note securitizations only.

Market Interest-Rate Risk and Sensitivity

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

Between term note securitization issues, we finance our new lease and loan originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest-rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings has ranged from zero to 37.5% of total borrowings and averaged 16.3%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization.

We use derivative financial instruments to attempt to further reduce our exposure to changing cash flows caused by possible changes in interest rates. We use forward starting interest-rate swap agreements to reduce our exposure to changing market interest rates prior to issuing a term note securitization. In this scenario, we usually enter into a forward starting swap to coincide with the forecasted pricing date of future term note securitizations. The intention of this derivative is to reduce possible variations in future cash flows caused by changes in interest rates prior to our forecasted securitization. The value of the derivative contract correlates with the movements of interest rates, and we may choose to hedge all or a portion of forecasted transactions.

These interest-rate swap agreements are designated as cash flow hedges of specific term note securitization transactions. During the term of each agreement, the fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets. The Company expects to terminate each agreement simultaneously with the pricing of the related term securitization, and amortize any realized gain or loss as an adjustment to interest expense over the term of the related borrowing.

Certain of these agreements were terminated simultaneously with the pricing of the related term securitization transactions. For each terminated agreement, the realized gain or loss was deferred and recorded in the equity section of the Consolidated Balance Sheets, and is being amortized as an adjustment to interest expense over the term of the related borrowing.

We issued a term note securitization in July 2004 with certain classes of notes issued at variable rates to investors. We simultaneously entered into interest-rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. These interest-rate swap agreements are designated as cash flow hedges of the term note securitization. The fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets.

The ineffectiveness related to these interest-rate swap agreements designated as cash flow hedges was not material for the year ended December 31, 2007. The following tables summarize specific information regarding the interest-rate swap agreements described above:

For Active Agreements:

Inception Date	December, 2007	August, 2007	August, 2006	August 2006	July, 2004
Commencement Date	October, 2009	October, 2008	October, 2008	October, 2007	July, 2004
	(Dollars in thousands)

Notional amount:
December 31, 2007	$100,000	$100,000	$100,000	$—	$3,066
December 31, 2006	$—	$—	$100,000	$200,000	$48,958
For active agreements:
Fair value recorded in other assets (liabilities)
December 31, 2007	$(46)	$(2,010)	$(2,704)	$—	$4
December 31, 2006	$—	$—	$(624)	$(983)	$456
Unrealized gain (loss), net of tax, recorded in equity
December 31, 2007	$(28)	$(1,213)	$(1,632)	$—	$2
December 31, 2006	$—	$—	$(375)	$(591)	$274

For Terminated Agreements:

Inception Date	August 2006/August 2007	June/September, 2005	October/December, 2004
Commencement Date	October, 2007	September, 2006	August, 2005
Termination Date	October, 2007	September, 2006	August, 2005
	(Dollars in thousands)

Notional amount	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity
December 31, 2007	$(1,462)	$974	$229
December 31, 2006	$—	$1,900	$680
Amortization recognized as increase (decrease) in interest expense
Year ended December 31, 2007	$255	$(1,543)	$(749)
Year ended December 31, 2006	$—	$(573)	$(1,334)
Expected amortization during next 12 months as increase/(decrease) in interest expense	$1,136	$(953)	$(355)

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $182,000 and $193,000 as of December 31, 2007 and December 31, 2006, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations. The notional amount of interest-rate caps owned as of December 31, 2007 and December 31, 2006 was $227.0 million and $225.0 million, respectively.

The Company also sells interest-rate caps to offset partially the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to offset partially the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of December 31, 2007 and December 31, 2006, the notional amount of interest-rate cap sold agreements totaled $214.8 million and $176.9 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $182,000 and $190,000 as of December 31, 2007 and December 31, 2006, respectively.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations. For debt obligations, the table presents the contractually scheduled maturities and the related weighted average interest rates as of December 31, 2007 expected as of and for each year ended through December 31, 2011 and for periods thereafter.

	Scheduled Maturities by Calendar Year
						Total
					2012 &	Carrying
	2008	2009	2010	2011	Thereafter	Amount
	(Dollars in thousands)

Debt:
Fixed-rate debt	$313,111	$226,355	$137,559	$74,556	$21,504	$773,085
Average fixed rate	5.49%	5.80%	6.15%	6.68%	7.82%	5.88%
Variable-rate debt	$—	$—	$—	$—	$—	$—
Average variable rate	—	—	—	—	—	—
Interest-rate caps purchased:
Beginning notional balance	$227,000	$166,997	$109,628	$55,571	$13,144	$227,000
Ending notional balance	166,997	109,628	55,571	13,144	—	$—
Average receive rate	6.01%	6.00%	6.00%	6.00%	6.00%	6.01%
Interest-rate caps sold:
Beginning notional balance	$214,839	$165,504	$109,626	$55,571	$13,144	$214,839
Ending notional balance	165,504	109,626	55,571	13,144	—	$—
Average pay rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Interest-rate swaps:
Beginning notional balance	$3,248	$—	$—	$—	$—	$3,248
Ending notional balance	—	—	—	—	—	$—
Average pay rate	3.88%	—	—	—	—	3.88%
Forward starting interest-rate swaps:
Beginning notional balance	$300,000	$300,000	$300,000	$100,000	$—	$300,000
Ending notional balance(1)	300,000	300,000	100,000	—	—	$—
Average pay rate	4.79%	4.79%	4.63%	4.14%	—	4.79%

(1)	The Company expects to terminate these agreements simultaneously with the pricing of its 2008 and 2009 term securitizations.

Our earnings are sensitive to fluctuations in interest rates. The revolving bank facility and CP conduit warehouse facilities charge variable rates of interest based on LIBOR, prime rate or commercial paper interest rates. Because our assets are predominantly fixed-rate, increases in these market interest rates would negatively impact earnings and decreases in the rates would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing of our new originations or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.

For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates for which our borrowings are indexed for the year ended December 31, 2007 would have been to reduce net interest and fee income by approximately $1.1 million based on our average variable-rate warehouse borrowings of approximately $112.2 million for the year then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates.

We manage and monitor our exposure to interest-rate risk using balance sheet simulation models. Such models incorporate many of our assumptions about our business including new asset production and pricing, interest rate forecasts, overhead expense forecasts and assumed credit losses. Past experience drives many of the assumptions used in our simulation models and actual results could vary substantially.

Selected Quarterly Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)

Year ended December 31, 2007
Interest income	$21,437	$22,151	$22,622	$24,021
Fee income	5,615	5,186	5,685	5,510
Interest and fee income	27,052	27,337	28,307	29,531
Interest expense	7,711	8,256	8,768	10,587
Provision for credit losses	3,392	3,468	3,966	6,395
Income tax expense	3,282	3,381	3,298	2,114
Net income	5,027	5,178	5,028	3,053
Basic earnings per share	0.42	0.43	0.41	0.25
Diluted earnings per share	0.41	0.42	0.41	0.25
Net investment in leases and loans	723,057	748,139	755,928	765,938
Total assets	817,403	842,202	851,557	959,654
Deferred tax liability	21,107	21,107	17,613	15,682
Total liabilities	676,500	694,551	701,124	809,509
Retained earnings	55,472	60,650	65,678	68,731
Total stockholders’ equity	140,903	147,651	150,433	150,145
Year ended December 31, 2006
Interest income	$17,819	$18,549	$19,629	$21,648
Fee income	4,907	5,097	5,241	5,066
Interest and fee income	22,726	23,646	24,870	26,714
Interest expense	5,495	6,006	6,888	8,173
Provision for credit losses	2,415	1,599	3,082	2,838
Income tax expense	3,091	3,452	3,088	2,946
Net income	4,734	5,288	4,730	3,882
Basic earnings per share	0.40	0.45	0.40	0.33
Diluted earnings per share	0.39	0.44	0.39	0.32
Net investment in leases and loans	588,644	622,815	656,842	693,911
Total assets	670,295	698,107	886,919	795,452
Deferred tax liability	25,307	25,135	23,729	22,931
Total liabilities	551,104	571,866	757,318	661,163
Retained earnings	36,545	41,833	46,563	50,445
Total stockholders’ equity	119,191	126,241	129,601	134,289

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) Share-Based Payment, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (not later than January 1, 2006 for calendar-year-end companies). All public companies must use either the modified prospective or the modified retrospective transition method. The Company used the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123(R). Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123(R) and expensed as the awards vest based on their grant date fair value. Accordingly, the Company adopted this rule in the first quarter of 2006 and during the year ended December 31, 2006, the Company recognized approximately $816,000 of pre-tax expense for the vesting of stock options issued prior to January 1, 2006, of which $106,000 was from accelerated vesting due to the separation agreement related to the resignation of Marlin’s former President effective December 20, 2006.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and No. 140. This Statement, which became effective for fiscal years beginning after September 15, 2006, addresses certain beneficial interests in securitized financial assets. The adoption of SFAS No. 155 did not have a material impact on the consolidated earnings or financial position of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”), which clarifies when a tax position is considered settled under FIN 48. FSP FIN 48-1 is applicable at the adoption of FIN 48. The adoption of FIN 48 and the subsequent guidance in FSP FIN 48-1 did not have a material impact on the consolidated earnings or financial position of the Company.

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

The information appearing in the section captioned “Management’s Discussion and Analysis of Operations and Financial Condition — Market Interest-Rate Risk and Sensitivity” under Item 7 of this Form 10-K is incorporated herein by reference.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

Management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework.

The effectiveness of our internal controls over financial reporting as of December 31, 2007 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

March 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries
Mount Laurel, New Jersey

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 5, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company changing its method of accounting for stock-based compensation in 2006.

Philadelphia, Pennsylvania
March 5, 2008

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries
Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marlin Business Services Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania
March 5, 2008

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands, except per-share data)

ASSETS
Cash and cash equivalents	$34,347	$26,663
Restricted cash	141,070	57,705
Net investment in leases and loans	765,938	693,911
Property and equipment, net	3,266	3,430
Property tax receivables	539	257
Fair value of cash flow hedge derivatives	4	456
Other assets	14,490	13,030

Total assets	$959,654	$795,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving and term secured borrowings	$773,085	$616,322
Other liabilities:
Fair value of cash flow hedge derivatives	4,760	1,607
Sales and property taxes payable	5,756	8,034
Accounts payable and accrued expenses	10,226	12,269
Deferred income tax liability	15,682	22,931

Total liabilities	809,509	661,163

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,201,304 and 12,030,259 shares issued and outstanding, respectively	122	120
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	84,429	81,850
Stock subscription receivable	(7)	(18)
Cumulative other comprehensive (loss) income	(3,130)	1,892
Retained earnings	68,731	50,445

Total stockholders’ equity	150,145	134,289

Total liabilities and stockholders’ equity	$959,654	$795,452

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per-share data)

Income:
Interest income	$90,231	$77,644	$67,572
Fee income	21,996	20,311	17,957

Interest and fee income	112,227	97,955	85,529
Interest expense	35,322	26,562	20,835

Net interest and fee income	76,905	71,393	64,694
Provision for credit losses	17,221	9,934	10,886

Net interest and fee income after provision for credit losses	59,684	61,459	53,808
Insurance and other income	6,684	5,501	4,682

Net interest and other revenue after provision for credit losses	66,368	66,960	58,490

Non-interest expense
Salaries and benefits	21,329	22,468	18,173
General and administrative	13,633	11,957	11,908
Financing related costs	1,045	1,324	1,554

Non-interest expense	36,007	35,749	31,635

Income before income taxes	30,361	31,211	26,855
Income taxes	12,075	12,577	10,607

Net income	$18,286	$18,634	$16,248

Basic earnings per share	$1.51	$1.58	$1.41
Diluted earnings per share	$1.49	$1.53	$1.36
Weighted average shares used in computing basic earnings per share	12,079,172	11,803,973	11,551,589
Weighted average shares used in computing diluted earnings per share	12,299,051	12,161,479	11,986,088

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Stock	Other		Total
	Common	Common	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands, except per-share data)

Balance, December 31, 2004	11,527,697	$115	$74,352	$(54)	$374	$15,563	$90,350
Issuance of common stock	19,792	—	356	—	—	—	356
Exercise of stock options	147,591	1	594	—	—	—	595
Tax benefit on stock options exercised	—	—	972	—	—	—	972
Payment of receivables	—	—	—	29	—	—	29
Restricted stock grant	60,145	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	912	—	—	—	912
Net unrealized gains on cash flow hedge derivatives, net of tax	—	—	—	—	3,146	—	3,146
Net income	—	—	—	—	—	16,248	16,248

Balance, December 31, 2005	11,755,225	$117	$77,186	$(25)	$3,520	$31,811	$112,609
Issuance of common stock	15,739	—	343	—	—	—	343
Exercise of stock options	156,494	2	688	—	—	—	690
Tax benefit on stock options exercised	—	—	1,048	—	—	—	1,048
Stock option compensation recognized	—	—	1,090	—	—	—	1,090
Payment of receivables	—	—	—	7	—	—	7
Restricted stock grant	102,801	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	1,495	—	—	—	1,495
Net unrealized loss on cash flow hedge derivatives, net of tax	—	—	—	—	(1,628)	—	(1,628)
Net income	—	—	—	—	—	18,634	18,634

Balance, December 31, 2006	12,030,259	$120	$81,850	$(18)	$1,892	$50,445	$134,289
Issuance of common stock	17,994	—	290	—	—	—	290
Repurchase of common stock	(122,000)	(1)	(1,613)	—	—	—	(1,614)
Exercise of stock options	217,417	2	1,742	—	—	—	1,744
Tax benefit on stock options exercised	—	—	1,220	—	—	—	1,220
Stock option compensation recognized	—	—	413	—	—	—	413
Payment of receivables	—	—	—	11	—	—	11
Restricted stock grant	57,634	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	527	—	—	—	527
Net unrealized loss on cash flow hedge derivatives, net of tax	—	—	—	—	(5,022)	—	(5,022)
Net income	—	—	—	—	—	18,286	18,286

Balance, December 31, 2007	12,201,304	$122	$84,429	$(7)	$(3,130)	$68,731	$150,145

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$18,286	$18,634	$16,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,877	2,766	3,136
Stock-based compensation	940	2,585	912
Excess tax benefits from stock-based payment arrangements	(1,198)	(1,105)	—
Amortization of deferred net (gain) on cash flow hedge derivatives	(2,037)	(1,907)	(686)
Provision for credit losses	17,221	9,934	10,886
Deferred taxes	(3,949)	(1,346)	5,143
Amortization of deferred initial direct costs and fees	16,150	13,264	11,916
Deferred initial direct costs and fees	(19,269)	(19,173)	(14,270)
Loss (gain) on equipment disposed	640	(284)	41
Effect of changes in other operating items:
Other assets	(206)	860	2,524
Other liabilities	(6,959)	4,219	4,274

Net cash provided by operating activities	22,496	28,447	40,124

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(388,376)	(388,661)	(318,413)
Principal collections on leases and loans	298,584	258,865	221,158
Security deposits collected, net of returns	(2,380)	(1,224)	(598)
Proceeds from the sale of equipment	5,404	5,947	6,376
Acquisitions of property and equipment	(1,106)	(873)	(1,457)
Change in restricted cash	(83,365)	(9,918)	(10,455)

Net cash used in investing activities	(171,239)	(135,864)	(103,389)

Cash flows from financing activities:
Issuances of common stock	301	350	385
Repurchases of common stock	(1,614)	—	—
Exercise of stock options	1,744	690	595
Excess tax benefits from stock-based payment arrangements	1,198	1,105	—
Debt issuance costs	(1,965)	(2,010)	(1,514)
Term securitization advances	440,455	380,182	340,560
Term securitization repayments	(283,692)	(280,709)	(246,348)
Secured bank facility advances	173,960	159,624	50,581
Secured bank facility repayments	(173,960)	(159,624)	(50,581)
Warehouse advances	242,046	217,168	169,005
Warehouse repayments	(242,046)	(217,168)	(181,038)

Net cash provided by financing activities	156,427	99,608	81,645

Net increase (decrease) in cash and cash equivalents	7,684	(7,809)	18,380
Cash and cash equivalents, beginning of period	26,663	34,472	16,092

Cash and cash equivalents, end of period	$34,347	$26,663	$34,472

Supplemental disclosures of cash flow
information:
Cash paid for interest	$34,976	$26,423	$19,101
Cash paid for income taxes	15,708	10,708	5,938

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Marlin Business Services Corp. (“Company”) was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation, the Company provides equipment leasing and working capital solutions primarily to small businesses nationwide in a segment of the equipment leasing market commonly referred to in the leasing industry as the small-ticket segment. The Company finances over 70 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers and certain commercial and industrial equipment. Marlin Leasing Corporation is managed as a single business segment.

References to the “Company,” “Marlin,” “we,” “us,” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries after giving effect to the reorganization described below, unless the context otherwise requires.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, performance assumptions for stock-based compensation awards, valuations of warrants and income taxes. Actual results could differ from those estimates.

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

Net Investment in Leases and Loans

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Residual values reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment. Estimates are based on industry data and management’s experience. Management performs periodic reviews of the estimated residual values recorded and any impairment, if other than temporary, is recognized in the current period.

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

Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the degree we add new leases and loans to our portfolios, or to the degree credit quality is worse than expected, we will record expense to increase the allowance for credit losses for the estimated net losses inherent in our portfolios. Actual losses may vary from current estimates.

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

Securitizations

From inception through December 31, 2007, the Company has completed nine term note securitizations of which five have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special purpose subsidiary and issued term debt to institutional investors. Under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.

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

Income recognition

Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease. When a lease or loan is 90 days or more delinquent, the lease or loan is classified as being on non-accrual and we do not recognize interest income until the contract is less than 90 days delinquent.

Fee Income

Fee income consists of fees for delinquent lease or loan payments and cash collected on early termination of leases. Fee income also includes net residual income, which includes income from lease renewals and gains and losses on the realization of residual values of equipment disposed at the end of term.

At the end of the original lease term, lessees may choose to purchase the equipment, renew the lease or return the equipment to the Company. The Company receives income from lease renewals when the lessee elects to retain the equipment longer than the original term of the lease. This income, net of appropriate periodic reductions in the estimated residual values of the related equipment, is included in fee income as net residual income.

When the lessee elects to return the equipment at lease termination, the equipment is transferred to other assets at the lower of its basis or fair market value. The Company generally sells returned equipment to an independent third party, rather than leasing the equipment a second time. The Company does not maintain equipment in other assets for longer than 120 days. Any loss recognized on transferring the equipment to other assets, and any gain or loss realized on the sale of equipment to the lessee or to others is included in fee income as net residual income.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Initial direct costs and fees

The Company defers initial direct costs incurred and fees received to originate our leases and loans in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The initial direct costs and fees deferred are part of the net investment in leases and loans and are amortized to interest income using the effective interest method. We defer third-party commission costs as well as certain internal costs directly related to the origination activity. Internal costs subject to deferral include evaluating the prospective customer’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating terms, preparing and processing documents and closing the transaction. The fees we defer are documentation fees collected at inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease and loan portfolios.

Common Stock and Equity

On November 2, 2007, the Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, the Company is authorized to repurchase common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par charged against any available additional paid-in capital.

Financing Related Costs

Financing related costs consist of bank commitment fees and the change in fair value of derivative agreements.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) amended SFAS 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance on the valuation of share-based payments for public companies. SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

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

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At December 31, 2007, there have been no changes to the liability for uncertain tax positions and there are no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. Marlin files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2002 through 2007 are subject to examination.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R) Share-Based Payment, an amendment of FASB Statements 123 and 95, requiring companies to recognize expense on the grant-date for the fair value of stock options and other equity-based compensation issued to employees and non-employees. The Statement is effective for most public companies’ interim or annual periods beginning after June 15, 2005 (not later than January 1, 2006 for calendar-year-end companies). All public companies must use either the modified prospective or the modified retrospective transition method. The Company used the modified prospective method whereby awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123(R). Unvested equity classified awards that were granted prior to the effective date will be accounted for in accordance with Statement 123(R) and expensed as the awards vest based on their grant date fair value. Accordingly, the Company adopted this rule in the first quarter of 2006 and during the year ended December 31, 2006, the Company recognized approximately $816,000 of pre-tax expense for the vesting of stock options issued prior to January 1, 2006, of which $106,000 was from accelerated vesting due to the separation agreement related to the resignation of Marlin’s former President effective December 20, 2006.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and No. 140. This Statement, which became effective for fiscal years beginning after September 15, 2006, addresses certain beneficial interests in securitized financial assets. The adoption of SFAS No. 155 did not have a material impact on the consolidated earnings or financial position of the Company.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”), which clarifies when a tax position is considered settled under FIN 48. FSP FIN 48-1 is applicable at the adoption of FIN 48. The adoption of FIN 48 and the subsequent guidance in FSP FIN 48-1 did not have a material impact on the consolidated earnings or financial position of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157, however, does not apply under accounting pronouncements that address share-based payment transactions, including SFAS 123(R) and its related interpretative pronouncements. SFAS 157 is effective

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

In September 2006, the SEC staff issued SEC Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). In SAB 108 the SEC staff concluded that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both a current year income statement perspective (“roll-over” method) and a year-end balance sheet perspective (“iron-curtain” method). This dual approach must be adopted for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on the consolidated earnings or financial position of the Company.

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

3.	Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Minimum lease payments receivable	$865,156	$797,697
Estimated residual value of equipment	50,798	48,188
Unearned lease income, net of initial direct costs and fees deferred	(137,909)	(128,252)
Security deposits	(15,144)	(17,524)
Loans, net of unamortized deferred fees and costs	14,025	2,003
Allowance for credit losses	(10,988)	(8,201)

	$765,938	$693,911

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, are as follows as of December 31, 2007:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)

Year Ending December 31:
2008	$345,426	$70,067
2009	252,131	40,177
2010	158,430	19,402
2011	83,306	7,105
2012	25,430	1,147
Thereafter	433	11

	$865,156	$137,909

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A total of $826.0 million of minimum lease payments receivable are assigned as collateral for borrowings as further discussed in Note 9.

Initial direct costs and fees deferred were $27.4 million and $24.3 million as of December 31, 2007 and 2006, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At December 31, 2007 and 2006, $38.6 million and $35.1 million, respectively, of the estimated residual value of equipment related to copiers.

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of December 31, 2007 and 2006, the Company maintained total finance receivables which were on a non-accrual basis of $3.7 million and $2.3 million, respectively. As of December 31, 2007 and 2006, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $7.0 million and $3.8 million, respectively.

4.	Concentrations of Credit Risk

As of December 31, 2007, leases approximating 14% and 9% of the net investment balance of leases by the Company were located in the states of California and Florida, respectively. No other state accounted for more than 8% of the net investment balance of leases owned and serviced by the Company as of December 31, 2007. As of December 31, 2007 no single vendor source accounted for more than 5% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2007. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including retail, construction, real estate, mortgage brokers, financial services, manufacturing, medical, service and restaurant, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. The estimated residual value of leased equipment was comprised of 75.9% of copiers as of December 31, 2007. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2007. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Allowance for Credit Losses

Net investments in leases and loans are charged-off when they are contractually past due for 121 days based on the historical net loss rates realized by the Company.

Activity in this account is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance, beginning of period	$8,201	$7,813	$6,062
Current provisions	17,221	9,934	10,886
Charge-offs, net	(14,434)	(9,546)	(9,135)

Balance, end of period	$10,988	$8,201	$7,813

6.	Property and Equipment, net

Property and equipment consist of the following:

	December 31,

			Depreciable
	2007	2006	Life
	(Dollars in thousands)

Furniture and equipment	$2,647	$2,503	7 years
Computer systems and equipment	6,367	5,521	3-5 years
Leasehold improvements	529	533	lease term
Less — accumulated depreciation and amortization	(6,277)	(5,127)

	$3,266	$3,430

Depreciation and amortization expense was $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

7.	Other Assets

Other assets are comprised of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Derivative collateral	$4,361	$3,099
Accrued fees receivable	3,361	2,687
Deferred transaction costs	2,739	2,427
Prepaid expenses	1,268	871
Factoring receivables	26	1,760
Other	2,735	2,186

	$14,490	$13,030

Effective November 2007, the Company discontinued the origination of new factoring agreements and plans to withdraw from its factoring business that was in the pilot phase.

During the first quarter of 2007, the Company refinanced a real estate related factoring receivable of $469,000 into a 42-month fully amortizing term loan at a market rate of 14.00%. During the fourth quarter of 2007, due to

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deterioration of the borrower’s financial condition, the Company increased its allowance for credit losses by an incremental $411,000, which represents the full remaining outstanding balance of the loan.

8.	Commitments and Contingencies

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

As of December 31, 2007, the Company leases all six of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Denver, Colorado; Atlanta, Georgia; Philadelphia, Pennsylvania; Chicago, Illinois and Salt Lake City, Utah. These lease commitments are accounted for as operating leases.

The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2007:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)

Year Ending December 31:
2008	$45	$1,782
2009	11	1,711
2010	3	1,552
2011	—	1,408
2012	—	1,436
Thereafter	—	599

Total minimum lease payments	$59	$8,488

Less — amount representing interest	(3)

Present value of minimum lease payments	$56

Rent expense was $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has employment agreements with certain senior officers that currently extend through November 12, 2009, with certain renewal options.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Revolving and Term Secured Borrowings

Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Secured bank facility	$—	$—
00-A Warehouse Facility	—	—
02-A Warehouse Facility	—	—
04-1 Term Securitization	32,514	78,511
05-1 Term Securitization	98,782	184,651
06-1 Term Securitization	221,083	353,160
07-1 Term Securitization	420,706

Total borrowings	$773,085	$616,322

At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,
	2007	2006
	(Dollars in thousands)

Secured bank facility	$—	$—
00-A Warehouse Facility	—	—
02-A Warehouse Facility	—	—
04-1 Term Securitization	36,590	84,090
05-1 Term Securitization	114,401	212,654
06-1 Term Securitization	269,234	413,700
07-1 Term Securitization	405,770	—

	$825,995	$710,444

Secured Bank Facility

As of December 31, 2007, the Company has a secured line of credit with a group of four banks to provide up to $40.0 million in borrowings generally at LIBOR plus 1.87%. The credit facility expires on March 31, 2009. For the years ended December 31, 2007 and 2006, the weighted average interest rates were 7.86% and 7.52%, respectively. For the years ended December 31, 2007 and 2006, the Company incurred commitment fees on the unused portion of the credit facility of $186,000 and $184,000, respectively.

Warehouse Facilities

00-A Warehouse Facility — During December 2000, the Company entered into a $75 million commercial paper warehouse facility (“the 00-A Warehouse Facility”). This facility was increased to $125 million in May 2001. The facility was renewed in September 2007 and expires in March 2008. The 00-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the years ended December 31, 2007, 2006 and 2005, the weighted average interest rates were 5.43%, 5.89% and 3.74%, respectively. As of December 31, 2007

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and December 31, 2006, there were no notes outstanding under this facility. The 00-A Warehouse Facility requires that the Company limit its exposure to adverse interest-rate movements on the variable-rate notes through entering into interest-rate cap agreements. As of December 31, 2007, the Company had interest-rate cap transactions with notional values of $127.0 million, at a weighted average rate of 6.03%. The fair value of these interest-rate cap transactions was $112,000 included in other assets as of December 31, 2007.

02-A Warehouse Facility — During April 2002, the Company entered into a $75 million commercial paper warehouse facility (“the 02-A Warehouse Facility”). In January 2004 the 02-A Warehouse Facility was transferred to another lender and increased to $100 million in March 2004. The facility was renewed in March 2006 and expires in March 2009. In August 2007 the facility was amended to increase the available amount to $175 million and to add Marlin’s business capital loan product to the borrowing base. The 02-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables or business capital loans to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the years ended December 31, 2007, 2006 and 2005, the weighted average interest rate was 5.84%, 5.75% and 4.29%, respectively. As of December 31, 2007 and December 31, 2006, there were no notes outstanding under this facility. The 02-A Warehouse Facility requires that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest-rate cap agreements. As of December 31, 2007, the Company had interest-rate cap transactions with notional values of $100.0 million at a weighted average rate of 6.00%. The fair value of these interest-rate cap transactions was $70,000 included in other assets as of December 31, 2007.

Term Securitizations

04-1 Transaction — On July 22, 2004 the Company closed a $304.6 million term securitization. In connection with the 2004-1 transaction, 6 classes of notes were issued to investors with three of the classes issued at variable rates but swapped to fixed interest cost to the Company through use of derivative interest-rate swap contracts. The weighted average interest coupon will approximate 3.81% over the term of the financing.

05-1 Transaction — On August 18, 2005, the Company closed a $340.6 million term securitization. In connection with the 2005-1 transaction, 6 classes of fixed-rate notes were issued to investors. The weighted average interest coupon will approximate 4.81% over the term of the financing.

06-1 Transaction — On September 21, 2006, the Company closed a $380.2 million term securitization. In connection with the 2006-1 transaction, 6 classes of fixed-rate notes were issued to investors. The weighted average interest coupon will approximate 5.51% over the term of the financing.

07-1 Transaction — On October 24, 2007, the Company closed a $440.5 million term securitization. In connection with the 2007-1 transaction, 7 classes of fixed-rate notes were issued to investors. The weighted average interest coupon will approximate 5.70% over the term of the financing.

Borrowings under the Company’s warehouse facilities and the term securitizations are collateralized by the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning the leases or placing liens or pledges on these leases.

Under the revolving bank facility, warehouse facilities and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum delinquency and default levels, a minimum net worth requirement and a maximum debt to equity ratio. A change in the Chief Executive Officer or President was an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders was hired within 90 days. Such an event was also an immediate event of servicer termination under the term securitizations. Marlin’s former President resigned from his position on December 20, 2006. Dan Dyer, the Company’s Chief Executive Officer, has assumed the title of President and George Pelose, in his expanded role as Chief Operating Officer, has assumed responsibility for all aspects of the Company’s lease financing business. This change did not have any material adverse effect on our

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing arrangements, because the appropriate consents and waivers for this change were obtained from all affected financing sources. Currently, a change in the individuals performing the duties currently encompassed by the roles of Chief Executive Officer or Chief Operating Officer is an event of default under our revolving bank facility and CP conduit warehouse facilities, unless we hire a replacement acceptable to our lenders within 180 days.

A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or warehouse facilities could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility. As of December 31, 2007 and 2006, the Company was in compliance with terms of the warehouse facilities and term securitization agreements.

Scheduled principal and interest payments on outstanding debt as of December 31, 2007 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)

Year Ending December 31:
2008	$313,111	$34,331
2009	226,355	19,455
2010	137,559	9,193
2011	74,556	3,286
2012	21,217	414
Thereafter	287	4

	$773,085	$66,683

(1)	Includes interest on term note securitizations only.

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

The Company has entered into various forward starting interest-rate swap agreements related to anticipated term note securitization transactions. These interest-rate swap agreements are designated as cash flow hedges of specific term note securitization transactions. During the term of each agreement, the fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity section of the Consolidated Balance Sheets. The Company expects to terminate each agreement simultaneously with the pricing of the related term securitization, and amortize any realized gain or loss as an adjustment to interest expense over the term of the related borrowing.

Certain of these agreements were terminated simultaneously with the pricing of the related term securitization transactions. For each terminated agreement, the realized gain or loss was deferred and recorded in the equity section of the Consolidated Balance Sheets, and is being amortized as an adjustment to interest expense over the term of the related term securitization.

We issued a term note securitization in July 2004 with certain classes of notes issued at variable rates to investors. We simultaneously entered into interest-rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. These interest-rate swap agreements are designated as cash flow hedges of the term note securitization. The fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets.

The ineffectiveness related to these interest-rate swap agreements designated as cash flow hedges was not material for the year ended December 31, 2007. The following tables summarize specific information regarding the interest-rate swap agreements described above:

For Active Agreements:

Inception Date	December, 2007	August, 2007	August, 2006	August 2006	July, 2004
Commencement Date	October, 2009	October, 2008	October, 2008	October, 2007	July, 2004
		(Dollars in thousands)

Notional amount:
December 31, 2007	$100,000	$100,000	$100,000	$—	$3,066
December 31, 2006	$—	$—	$100,000	$200,000	$48,958
For active agreements:
Fair value recorded in other assets (liabilities)
December 31, 2007	$(46)	$(2,010)	$(2,704)	$—	$4
December 31, 2006	$—	$—	$(624)	$(983)	$456
Unrealized gain (loss), net of tax, recorded in equity
December 31, 2007	$(28)	$(1,213)	$(1,632)	$—	$2
December 31, 2006	$—	$—	$(375)	$(591)	$274

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Terminated Agreements:

	August		October/December,
Inception Date	2006/August 2007	June/September, 2005	2004
Commencement Date	October, 2007	September, 2006	August, 2005
Termination Date	October, 2007	September, 2006	August, 2005
	(Dollars in thousands)

Notional amount	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity
December 31, 2007	$(1,462)	$974	$229
December 31, 2006	$—	$1,900	$680
Amortization recognized as increase (decrease) in interest expense
Year ended December 31, 2007	$255	$(1,543)	$(749)
Year ended December 31, 2006	$—	$(573)	$(1,334)
Expected amortization during next 12 months as increase/(decrease) in interest expense	$1,136	$(953)	$(355)

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $182,000 and $193,000 as of December 31, 2007 and December 31, 2006, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations. The notional amount of interest-rate caps owned as of December 31, 2007 and December 31, 2006 was $227.0 million and $225.0 million, respectively.

The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of December 31, 2007 and December 31, 2006, the notional amount of interest-rate cap sold agreements totaled $214.8 million and $176.9 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $182,000 and $190,000 as of December 31, 2007 and December 31, 2006, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Current:
Federal	$13,490	$11,539	$4,473
State	2,534	2,384	991

Total current	16,024	13,923	5,464

Deferred:
Federal	(3,802)	(1,390)	4,368
State	(147)	44	775

Total deferred	(3,949)	(1,346)	5,143

Total income taxes	$12,075	$12,577	$10,607

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At December 31, 2007, there have been no changes to the liability for uncertain tax positions and there are no unrecognized tax benefits. We do not expect our unrecognized tax benefits to change significantly over the next twelve months. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. Marlin files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2002 through 2007 are subject to examination.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes principally related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns. The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Net operating loss carryforwards	$—	$—	$3,548
Allowance for credit losses	4,442	3,246	3,114
Lease accounting	(21,403)	(24,838)	(28,721)
Deferred acquisition costs	(3,979)	(3,670)	(3,274)
Interest-rate cap agreements	50	72	95
Other comprehensive income	2,056	(1,251)	(2,329)
Accrued expenses	191	431	30
Depreciation	(311)	(352)	(405)
Deferred income	2,175	2,258	2,145
Deferred compensation	1,044	1,106	435
Other	53	67	—

Deferred tax liability	$(15,682)	$(22,931)	$(25,362)

In 2005 we changed our tax accounting for certain deferred acquisition costs and began to expense these items as incurred for income tax purposes. This change resulted in a deferred tax liability of $4.0 million, $3.7 million and $3.3 million in 2007, 2006 and 2005, respectively.

As of December 31, 2007 the Company has utilized all its federal and state net operating loss carryforwards (“NOLs”) generated in prior tax years.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	December 31,
	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.1%	5.1%	4.3%
Other permanent differences	(0.6)%	0.2%	0.2%
Change in income tax rates	0.3%	0.0%	0.0%

Effective Rate	39.8%	40.3%	39.5%

12.	Stockholders’ Equity and Earnings Per Share

Stockholders’ Equity

On November 2, 2007 the Board of Directors approved a stock repurchase plan. Under this program Marlin is authorized to repurchase up to $15 million of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchases are funded using the Company’s working capital.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marlin purchased 122,000 shares of its common stock for $1.6 million during the year ended December 31, 2007. At December 31, 2007, Marlin had $13.4 million remaining in its stock repurchase plan authorized by the Board.

Earnings Per Share

The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per-share data)

Net income	$18,286	$18,634	$16,248
Weighted average common shares outstanding used in computing basic EPS	12,079,172	11,803,973	11,551,589
Effect of dilutive securities:
Stock options and restricted stock	219,879	357,506	434,499

Adjusted weighted average common shares used in computing diluted EPS	12,299,051	12,161,479	11,986,088

Net earnings per common share:
Basic	$1.51	$1.58	$1.41

Diluted	$1.49	$1.53	$1.36

The shares used in computing diluted earnings per share exclude options to purchase 373,543, 204,770 and 2,700 shares of common stock for the years ended December 31, 2007, 2006 and 2005, respectively, as the inclusion of such shares would be anti-dilutive.

13.	Stock-Based Compensation

Under the terms of the Marlin Business Services Corp. 2003 Equity Compensation Plan (as amended, the “2003 Plan”), employees, certain consultants and advisors, and non-employee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 2,100,000. There were 275,791 shares available for future grants under the 2003 Plan as of December 31, 2007.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) amended SFAS 123, Accounting for Stock-Based Compensation and superseded APB No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance on the valuation of share-based payments for public companies. SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS 123(R) establishes fair value as the measurement method in accounting for share-based payment transactions with employees.

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

Under SFAS No. 123, Accounting for Stock-Based Compensation, compensation expense related to stock options granted to employees and directors is computed using option pricing models to determine the fair value of the stock options at the date of grant. The Company has primarily used the Black-Scholes option pricing model to determine fair value of options issued. The following table presents the pro forma impact on earnings and earnings per share for the year ended December 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

Year Ended
December 31, 2005

Net income, as reported	$16,248
Add: stock-option-based employee compensation expense included in net income, net of tax	549
Deduct: total stock-option-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(897)

Pro forma net income	$15,900

Basic earnings per share:
As reported	$1.41
Pro forma	1.38
Diluted earnings per share:
As reported	$1.36
Pro forma	1.33
Weighted average shares used in computing basic earnings per share	11,551,589
Weighted average shares used in computing diluted earnings per share	11,986,088

The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense during the years ended December 31, 2007 and 2006 of $0.4 million and $1.1 million, respectively. $0.2 million of the expense in 2006 was from accelerated vesting due to the separation agreement related to the resignation of Marlin’s former President effective December 20, 2006.

For the year ended December 31, 2007, the incremental stock-based compensation expense decreased income before income taxes by $0.4 million, decreased net income by $0.2 million, and decreased basic and diluted earnings per share by $0.02 and $0.02, respectively. During the year ended December 31, 2007, excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $1.2 million.

For the year ended December 31, 2006, the incremental stock-based compensation expense decreased income before income taxes by $1.1 million, decreased net income by $0.7 million, and decreased basic and diluted earnings per share by $0.06 and $0.05, respectively. During the year ended December 31, 2006, excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $1.1 million.

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

Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. Of the total options granted during the year ended December 31, 2007, 58,073 shares are contingent on performance factors. The Company has recognized expense related to performance options based on the most probable performance target as of December 31, 2007. Revised performance assumptions during 2007 resulted in a reduction of $248,000 in expense related to stock options during the year ended December 31, 2007.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

The fair value of each stock option granted during the years ended December 31, 2007 and 2006 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the years ended December 31, 2007, 2006 and 2005, was $7.93, $8.50 and $6.67 per share, respectively. The following weighted average assumptions were used for valuing option grants made during the years ended December 31, 2007, 2006 and 2005:

	December 31,
Weighted Averages:	2007	2006	2005

Risk-free interest rate	4.50%	4.84%	3.75%
Expected life	5.1 years	5.1 years	5.1 years
Expected volatility	35%	35%	35%
Expected dividends	$—	$—	$—

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted during 2007 and 2006 represents the period each option is expected to be outstanding and was determined by applying the simplified method as allowed under SAB 107. The expected life for options granted during 2005 was based on the average vesting period and the average contractual life with the weighting toward the vesting period based on historical data of option exercises. The expected volatility was determined using historical volatilities based on historical stock prices. The Company does not grant dividends, and therefore did not assume expected dividends.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity for the three years ended December 31, 2007 follows:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share

Outstanding, December 31, 2004	1,095,520	$8.21
Granted	119,765	17.96
Exercised	(147,591)	4.03
Forfeited	(65,436)	14.70
Expired	—	—

Outstanding, December 31, 2005	1,002,258	$9.56
Granted	109,431	21.59
Exercised	(156,494)	4.41
Forfeited	(36,218)	16.26
Expired	—	—

Outstanding, December 31, 2006	918,977	$11.61
Granted	108,409	20.49
Exercised	(217,417)	8.02
Forfeited	(82,785)	18.70
Expired	—	—

Outstanding, December 31, 2007	727,184	$13.20

During the years ended December 31, 2007 and December 31, 2006, the Company recognized total compensation expense related to options of $0.4 million and $1.1 million, respectively, of which $323,000 and $816,000, respectively, related to options issued prior to 2006. The total pre-tax intrinsic value of stock options exercised was $3.0 million and $2.7 million for the years ended December 31, 2007 and December 31, 2006, respectively. The related tax benefits realized from the exercise of stock options for the years ended December 31, 2007 and December 31, 2006 were $1.2 million and $1.0 million, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Weighted	Aggregate
Range of	Number	Remaining	Average	Intrinsic	Number	Average Remaining	Average	Intrinsic
Exercise Prices	Outstanding	Life(Years)	Exercise Price	Value	Exercisable	Life (Years)	Exercise Price	Value
				(In thousands)				(In thousands)

$1.90 — 3.39	148,911	3.7	$3.31	$1,303	148,911	3.7	$3.31	$1,303
$4.23 — 5.01	58,641	2.3	4.34	453	58,641	2.3	4.34	453
$10.18	106,645	3.9	10.18	200	106,645	3.9	10.18	200
$14.00 — 16.02	93,484	6.1	14.75	—	75,775	6.0	14.55	—
$17.52 — 22.25	319,503	5.5	19.99	—	103,264	5.2	19.39	—

	727,184	4.7	$13.20	$1,956	493,236	4.2	$10.01	$1,956

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $12.06 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the total future compensation cost related to non-vested stock options not yet recognized in the statement of operations was $794,000 and the weighted average period over which these awards are expected to be recognized was 2.4 years, based on the most probable performance targets as of December 31, 2007. In the event maximum performance targets are achieved, an additional $751,000 of compensation cost would be recognized over a weighted average period of 2.8 years.

The separation agreement entered into on December 20, 2006 with Marlin’s former President provided that, as of his January 31, 2007 separation date, unvested options to purchase 35,501 shares of common stock at an average exercise price of $19.74 became vested. Options to purchase 138,390 shares at an average exercise price of $6.06 remained exercisable for 90 days following his separation date, and options to purchase 45,191 shares at an average exercise price of $19.33 will remain exercisable for two years following the separation date. The acceleration of the vesting of options pursuant to the separation agreement resulted in incremental expense of $209,000 during the year ended December 31, 2006, in addition to the $94,000 scheduled expense recorded during 2006 on the grants subsequently accelerated.

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

Of the total restricted stock awards granted during the year ended December 31, 2007, 72,160 shares may be subject to accelerated vesting based on performance factors and 5,000 shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance target as of December 31, 2007. Revised performance assumptions during 2007 resulted in a reduction of $425,000 in expense related to restricted stock awards during the year ended December 31, 2007.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of the non-vested restricted stock during the year ended December 31, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested restricted stock at December 31, 2004	124,425	$15.88
Granted	84,203	18.03
Vested	(46,335)	16.45
Forfeited	(21,113)	16.26

Non-vested restricted stock at December 31, 2005	141,180	$16.91
Granted	107,396	21.79
Vested	(36,250)	16.02
Forfeited	(4,595)	17.51

Non-vested restricted stock at December 31, 2006	207,731	$19.57
Granted	95,295	19.76
Vested	(47,211)	17.60
Forfeited	(37,567)	19.06

Non-vested restricted stock at December 31, 2007	218,248	$20.17

During the years ended December 31, 2007, 2006 and 2005 the Company granted restricted stock awards totaling $1.9 million, $2.3 million and $1.5 million, respectively. As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized compensation expense of $0.5 million, $1.5 million and $0.9 million related to restricted stock for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was $2.2 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.3 years, based on the most probable performance targets as of December 31, 2007. In the event maximum performance targets are achieved, an additional $791,000 of compensation cost would be recognized over a weighted average period of 1.8 years. The fair value of shares that vested was $1.1 million during the year ended December 31, 2007 and $0.8 million during each of the years ended December 31, 2006 and December 31, 2005.

The separation agreement entered into with Marlin’s former President provided that 18,365 unvested restricted shares became vested as of his January 31, 2007 separation date. The acceleration of the vesting of restricted shares pursuant to the separation agreement resulted in incremental expense of $93,000 during the year ended December 31, 2006, in addition to the $180,000 scheduled expense recorded during 2006 on the grants subsequently accelerated.

Employee Stock Purchase Plan

In October 2003, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, employees have the opportunity to purchase shares of common stock during designated offering periods equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the purchase date. Participants are limited to 10% of their compensation. The aggregate number of shares under the ESPP that may be issued is 200,000. During 2007 and 2006, 17,994 and 15,739 shares, respectively, of common stock were sold for $273,000 and $343,000, respectively pursuant to the terms of the ESPP.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Employee 401(k) Plan

The Company adopted a 401(k) plan (the “Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service (“IRS”) guidelines. During 2005, 2006 and the first six months of 2007, the Plan also provided for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 4%. Effective July 1, 2007, the Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. The Company elected to double the required match in 2006 and 2005. The Company’s contributions to the Plan for the years ended December 31, 2007, 2006 and 2005 were approximately $159,000, $298,000 and $257,000, respectively.

15.	Comprehensive Income

The following table details the components of comprehensive income.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net income, as reported	$18,286	$18,634	$16,248

Other comprehensive income:
Changes in fair values of cash flow hedge derivatives	(6,287)	(802)	5,916
Amortization of net deferred loss (gain) on cash flow hedge derivatives	(2,037)	(1,907)	(686)
Tax effect	3,302	1,081	(2,084)

Total other comprehensive income	(5,022)	(1,628)	3,146

Comprehensive income	$13,264	$17,006	$19,394

16.	Disclosures about the Fair Value of Financial Instruments

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2007		December 31, 2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)

Assets:
Cash and cash equivalents	$34,347	$34,347	$26,663	$26,663
Restricted cash	141,070	141,070	57,705	57,705
Loans	14,025	14,181	2,003	2,033
Interest-rate caps purchased	182	182	193	193
Derivative collateral	4,361	4,361	3,099	3,099
Interest-rate swaps	4	4	456	456
Liabilities:
Revolving and term secured borrowings	773,085	782,611	616,322	612,919
Accounts payable and accrued expenses	15,800	15,800	20,113	20,113
Interest-rate caps sold	182	182	190	190
Interest-rate swaps	4,757	4,757	1,607	1,607

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Cash and Cash Equivalents

The carrying amount of the Company’s cash approximates fair value as of December 31, 2007 and 2006.

(b)	Restricted Cash

The Company maintains cash reserve accounts as a form of credit enhancement in connection with the Series 2007-1, 2006-1, 2005-1 and 2004-1 term securitizations. The book value of such cash reserve accounts is included in restricted cash on the accompanying balance sheet. The reserve accounts earn a market rate of interest which results in a fair value approximating the carrying amount at December 31, 2007 and 2006.

(c)	Loans

The fair values of loans are estimated by discounting contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit risk characteristics.

(d)	Revolving and Term Secured Borrowings

The fair value of the Company’s debt and secured borrowings was estimated by discounting cash flows at current rates offered to the Company for debt and secured borrowings of the same or similar remaining maturities.

(e)	Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable approximates fair value as of December 31, 2007 and 2006.

(f)	Interest-Rate Caps

The fair value of the Company’s interest-rate cap agreements purchased recorded in other assets was $182,000 and $193,000 as of December 31, 2007 and 2006, respectively, as determined by third-party valuations. The fair value of the Company’s interest-rate cap agreements sold recorded in other liabilities was 182,000 and $190,000 as of December 31, 2007 and 2006, respectively, as determined by third-party valuations.

(g)	Interest-Rate Swaps

At December 31, 2007, the fair value of the Company’s interest-rate swap agreements recorded in other assets and other liabilities was $7,000 and $4.3 million, respectively. At December 31, 2006, the fair value of the Company’s interest-rate swap agreements recorded in other assets and other liabilities was $0.5 million and $1.6 million, respectively. These amounts were determined by third-party valuations.

17.	Related Party Transactions

The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Chairman of the Board of Directors and Chief Executive Officer, is the President of The Selzer Company. We do not have any contractual arrangement with The Selzer Group or Richard Dyer, nor do we pay either of them any direct fees. Insurance premiums paid to The Selzer Company were $521,000 and $566,000 during the years ended December 31, 2007 and 2006.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2007, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our CEO and our CFO. Our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting — Our CEO and CFO provided a report on behalf of management on our internal control over financial reporting. The full text of management’s report is contained in Item 8 of this Form 10-K and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm — The attestation report of our independent registered public accounting firm on their assessment of internal control over financial reporting is contained in Item 8 of this Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2008 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.  Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

Schedules, are omitted because they are not applicable or are not required, or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits.

Number		Description

1	.1(14)	Purchase Agreement, dated November 15, 2006, between Piper Jaffray & Co., Primus Capital Fund IV Limited Partnership and its affiliate and Marlin Business Services Corp.
3.1		Amended and Restated Articles of Incorporation of the Registrant. (Filed herewith)
3	.2(2)	Bylaws of the Registrant.
4	.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.
10	.1(2)†	2003 Equity Compensation Plan of the Registrant.
10	.2(2)†	2003 Employee Stock Purchase Plan of the Registrant.

Number		Description

10	.3(2)	Lease Agreement, dated as of April 9, 1998, and amendment thereto dated as of September 22, 1999 between W9/PHC Real Estate Limited Partnership and Marlin Leasing Corporation.
10	.4(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation.
10	.5(2)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.
10	.6(2)†	Employment Agreement, dated as of October 14, 2003 between Gary R. Shivers and the Registrant.
10	.7(2)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.
10	.8(12)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.
10	.9(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV and Wells Fargo Bank Minnesota, National Association.
10	.10(1)	Amended and Restated Series 2000-A Supplement dated as of August 7, 2001, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of December 1, 2000, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.
10	.11(1)	Third Amendment to the Amended and Restated Series 2000-A Supplement dated as of September 25, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank Minnesota, National Association.
10	.12(5)	Fourth Amendment to the Amended and Restated Series 2000-A Supplement dated as of October 7, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch, XL Capital Assurance Inc. and Wells Fargo Bank, National Association.
10	.13(13)	Second Amended and Restated Series 2000-A Supplement to the Master Facility Agreement, dated as of September 28, 2006, among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch and Wells Fargo Bank, N.A.
10	.14(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.15(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.16(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.17(9)	Third Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 26, 2005, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.18(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.
10	.19(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.
10	.20(1)	First Amendment to Series 2002-A Supplement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.

Number		Description

10	.21(4)	Second Amendment to Series 2002-A Supplement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.
10	.22(4)	Third Amendment to Series 2002-A Supplement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.
10	.23(6)	Fifth Amendment to Series 2002-A Supplement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.
10	.24(11)	Amended & Restated Series 2002-A Supplement to the Master Facility Agreement, dated as of March 15, 2006, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.
10	.25(16)	Fourth Amendment to the Second Amended and Restated Warehouse Revolving Credit Facility Agreement, dated as of April 2, 2007, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.26(17)	First Amendment to the Amended and Restated Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of August 30, 2007, by and among Marlin Leasing Corporation, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.
10	.27(18)	First Amendment to the Second Amended and Restated Series 2000-A Supplement to the Master Facility Agreement, dated as of September 25, 2007, among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. IV, Marlin Leasing Receivables IV LLC, Deutsche Bank AG, New York Branch and Wells Fargo Bank, N.A.
10	.28(7)†	Compensation Policy for Non-Employee Independent Directors.
10	.29(10)†	Transition & Release Agreement made as of December 6, 2005 (effective as of December 14, 2005) between Bruce E. Sickel and the Registrant.
10	.30(15)†	Separation Agreement, dated December 20, 2006, between Marlin Business Services Corp. and Gary R. Shivers.
16	.1(8)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.
21.1		List of Subsidiaries (Filed herewith)
23.1		Consent of Deloitte & Touche LLP (Filed herewith)
31.1		Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith).
31.2		Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
32.1		Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 7, 2004 filed on October 12, 2004, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 26, 2005 filed on June 2, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 26, 2005 filed on August 26, 2005, and incorporated by reference herein.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 14, 2005 and filed on December 14, 2005, and incorporated by reference herein.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 15, 2006 and filed on March 17, 2006, and incorporated by reference herein.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 19, 2006 and filed on May 25, 2006, and incorporated by reference herein.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated September 28, 2006 and filed on September 29, 2006, and incorporated by reference herein.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated November 15, 2006 and filed on November 17, 2006, and incorporated by reference herein.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 20, 2006 and filed on December 21, 2006, and incorporated by reference herein.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated April 2, 2007 and filed on April 6, 2007, and incorporated by reference herein.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 30, 2007 and filed on September 5, 2007, and incorporated by reference herein.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated September 25, 2007 and filed on September 27, 2007, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 5, 2008

Marlin Business Services Corp.

By:	/s/ Daniel P. Dyer
Daniel P. Dyer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Daniel P. Dyer Daniel P. Dyer	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 5, 2008
By:	/s/ Lynne C. Wilson Lynne C. Wilson	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 5, 2008
By:	/s/ John J. Calamari John J. Calamari	Director	March 5, 2008
By:	/s/ Lawrence J. DeAngelo Lawrence J. DeAngelo	Director	March 5, 2008
By:	Edward Grzedzinski Edward Grzedzinski	Director	March 5, 2008
By:	/s/ Kevin J. McGinty Kevin J. McGinty	Director	March 5, 2008
By:	James W. Wert James W. Wert	Director	March 5, 2008