Form 10-Q
period 2008-03-31
MARLIN BUSINESS SERVICES CORP
filed 2008-05-09
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
At April 25, 2008, 12,166,250 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2008

PART I. Financial Information
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Dollars in thousands, except per-share data)
	(Unaudited)
ASSETS
Cash and cash equivalents	$24,089	$34,347
Restricted cash	64,894	141,070
Net investment in leases and loans	753,535	765,938
Property and equipment, net	3,359	3,266
Property tax receivables	8,453	539
Fair value of cash flow hedge derivatives	—	4
Other assets	18,503	14,490

Total assets	$872,833	$959,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving and term secured borrowings	$680,256	$773,085
Other liabilities:
Fair value of cash flow hedge derivatives	10,107	4,760
Sales and property taxes payable	12,262	5,756
Accounts payable and accrued expenses	8,304	10,226
Deferred income tax liability	14,302	15,682

Total liabilities	725,231	809,509

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,166,250 and 12,201,304 shares issued and outstanding, respectively	122	122
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	83,797	84,429
Stock subscription receivable	(5)	(7)
Accumulated other comprehensive loss	(6,402)	(3,130)
Retained earnings	70,090	68,731

Total stockholders’ equity	147,602	150,145

Total liabilities and stockholders’ equity	$872,833	$959,654

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per-share data)
	(Unaudited)
Income:
Interest income	$22,953	$21,437
Fee income	5,594	5,615

Interest and fee income	28,547	27,052
Interest expense	10,247	7,711

Net interest and fee income	18,300	19,341
Provision for credit losses	7,006	3,392

Net interest and fee income after provision for credit losses	11,294	15,949
Insurance and other income	1,761	1,675

Net interest and other revenue after provision for credit losses	13,055	17,624

Non-interest expense
Salaries and benefits	5,870	5,716
General and administrative	4,303	3,352
Financing related costs	366	247

Non-interest expense	10,539	9,315

Income before income taxes	2,516	8,309
Income taxes	1,157	3,282

Net income	$1,359	$5,027

Basic earnings per share	$0.11	$0.42
Diluted earnings per share	$0.11	$0.41

Weighted average shares used in computing basic earnings per share	12,033,523	11,957,024
Weighted average shares used in computing diluted earnings per share	12,133,159	12,257,484
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)
	(Unaudited)
Balance, December 31, 2006	12,030,259	$120	$81,850	$(18)	$1,892	$50,445	$134,289
Issuance of common stock	17,994	—	290	—	—	—	290
Repurchase of common stock	(122,000)	(1)	(1,613)	—	—	—	(1,614)
Exercise of stock options	217,417	2	1,742	—	—	—	1,744
Tax benefit on stock options exercised	—	—	1,220	—	—	—	1,220
Stock option compensation recognized, net of tax	—	—	413	—	—	—	413
Payment of receivables	—	—	—	11	—	—	11
Restricted stock grant	57,634	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	527	—	—	—	527
Net unrealized losses on cash flow hedge derivatives, net of tax	—	—	—	—	(5,022)	—	(5,022)
Net income	—	—	—	—	—	18,286	18,286

Balance, December 31, 2007	12,201,304	$122	$84,429	$(7)	$(3,130)	$68,731	$150,145

Issuance of common stock	2	—	—	—	—	—	—
Repurchase of common stock	(98,400)	(1)	(983)	—	—	—	(984)
Exercise of stock options	27,391	—	80	—	—	—	80
Tax benefit on stock options exercised	—	—	75	—	—	—	75
Stock option compensation recognized, net of tax	—	—	19	—	—	—	19
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	35,953	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	177	—	—	—	177
Net unrealized losses on cash flow hedge derivatives, net of tax	—	—	—	—	(3,272)	—	(3,272)
Net income	—	—	—	—	—	1,359	1,359

Balance, March 31, 2008	12,166,250	$122	$83,797	$(5)	$(6,402)	$70,090	$147,602

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,359	$5,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	760	747
Stock-based compensation	281	441
Excess tax benefits from stock-based payment arrangements	(75)	(1,054)
Amortization of deferred net gain on cash flow hedge derivatives	(70)	(683)
Provision for credit losses	7,006	3,392
Deferred taxes	685	(1,192)
Amortization of deferred initial direct costs and fees	4,337	3,779
Deferred initial direct costs and fees	(3,170)	(5,402)
Loss on equipment disposed	173	85
Effect of changes in other operating items:
Other assets	(12,261)	(5,799)
Other liabilities	4,602	583

Net cash provided by (used by) operating activities	3,627	(76)

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(75,120)	(106,142)
Principal collections on leases and loans	78,497	74,508
Security deposits collected, net of returns	(706)	(556)
Proceeds from the sale of equipment	1,387	1,189
Acquisitions of property and equipment	(426)	(208)
Change in restricted cash	76,177	(5,935)

Net cash provided by (used by) investing activities	79,809	(37,144)

Cash flows from financing activities:
Issuances of common stock	2	3
Repurchases of common stock	(984)	—
Exercise of stock options	80	1,054
Excess tax benefits from stock-based payment arrangements	75	1,054
Debt issuance costs	(38)	—
Term securitization repayments	(110,690)	(73,394)
Secured bank facility advances	18,601	57,770
Secured bank facility repayments	(740)	(50,021)
Warehouse advances	—	82,372
Warehouse repayments	—	(852)

Net cash provided by (used by) financing activities	(93,694)	17,986

Net decrease in cash and cash equivalents	(10,258)	(19,234)
Cash and cash equivalents, beginning of period	34,347	26,663

Cash and cash equivalents, end of period	$24,089	$7,429

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,098	$7,886
Cash paid for income taxes	1,805	5,521
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Organization
Description
Through its principal operating subsidiary, Marlin Leasing Corporation, Marlin Business Services Corp. provides equipment leasing and working capital solutions nationwide, primarily to small businesses in a segment of the equipment leasing market commonly referred to as the “small-ticket” segment. The Company finances over 70 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers and certain commercial and industrial equipment. Marlin Leasing Corporation is managed as a single business segment.
References to the “Company”, “we”, “us”, and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2008 and the results of operations for the three-month periods ended March 31, 2008 and 2007, and cash flows for the three-month periods ended March 31, 2008 and 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 5, 2008. The consolidated results of operations for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation.
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, performance assumptions for stock-based compensation awards and income taxes. Actual results could differ from estimates.
Income recognition. Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease. When a lease or loan is 90 days or more delinquent, the contract is classified as non-accrual and we do not recognize interest income on that contract until it is less than 90 days delinquent.
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
Securitizations. Since inception, the Company has completed nine term note securitizations of which six have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board (“FASB”) Statement 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
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
The Company has adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and enhances disclosures about fair value measurements. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in a orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data.
Common Stock and Equity. On November 2, 2007, the Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, the Company is authorized to repurchase common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par charged against any available additional paid-in capital.
Stock-Based Compensation. SFAS No. 123(R), Share-Based Payments, requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS No. 123(R) establishes fair value as the measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.
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
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At March 31, 2008, there have been no changes to the liability for uncertain tax positions and there are no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2002 through 2007 are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Minimum lease payments receivable	$846,688	$865,156
Estimated residual value of equipment	51,043	50,798
Unearned lease income, net of initial direct costs and fees deferred	(134,231)	(137,909)
Security deposits	(14,437)	(15,144)
Loans, net of unamortized deferred fees and costs	16,546	14,025
Allowance for credit losses	(12,074)	(10,988)

	$753,535	$765,938

A total of $677.9 million of minimum lease payments receivable are assigned as collateral for borrowings.
Initial direct costs net of fees deferred were $26.3 million and $27.4 million as of March 31, 2008 and December 31, 2007, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At March 31, 2008 and December 31, 2007, $39.1 million and $38.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of March 31, 2008:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)
Period Ending December 31:
2008	$264,807	$54,777
2009	271,927	45,565
2010	177,370	22,921
2011	95,711	8,981
2012	34,902	1,937
Thereafter	1,971	50

	$846,688	$134,231

NOTE 4 — Allowance for Credit Losses
Net investments in leases and loans are charged-off when they are contractually past due for 121 days based on the historical net loss rates realized by the Company.
Activity in this account is as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$10,988	$8,201
Current provisions	7,006	3,392
Charge-offs, net	(5,920)	(3,025)

Balance, end of period	$12,074	$8,568

NOTE 5 — Other Assets
Other assets are comprised of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Derivative collateral	$8,148	$4,361
Accrued fees receivable	3,129	3,361
Deferred transaction costs	2,334	2,739
Prepaid expenses	1,434	1,268
Other	3,458	2,761

	$18,503	$14,490

NOTE 6 — Revolving and Term Secured Borrowings
Scheduled principal and interest payments on outstanding debt as of March 31, 2008 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)
2008	$243,516	$23,473
2009	210,947	18,792
2010	133,153	8,896
2011	68,432	3,258
2012	23,360	592
Thereafter	848	10

Total	$680,256	$55,021

(1)	Includes interest on term note securitizations only. Excludes interest on $17.9 million of revolving bank facility and commercial paper (“CP”) conduit warehouse facility.
NOTE 7 — Derivative Financial Instruments
We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. The Company expects that its hedges will be highly effective in offsetting the changes in cash flows of the forecasted transactions over the terms of the hedges and has documented this expected relationship at the inception of each hedge.  Hedge effectiveness is assessed using the dollar-offset “change in variable cash flows” method which involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable side of the swap to the present value of the cumulative change in the expected future cash flows on the hedged floating-rate asset or liability.  The Company will retrospectively measure ineffectiveness using the same methodology. The gain or loss from the effective portion of a derivative designated as a cash flow hedge is recorded in other comprehensive income and the gain or loss from the ineffective portion is reported in earnings.
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

We issued a term note securitization in July 2004 with certain classes of notes issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. These interest rate swap agreements are designated as cash flow hedges of the term note securitization. The fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets. During the first quarter of 2008, these interest rate swap agreements reached their contractual expiration dates, concurrent with the maturing of the related borrowings.
The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the three-month period ended March 31, 2008. The following tables summarize specific information regarding the interest rate swap agreements described above:
For Active Agreements:

Inception Date		January,	December,	August,	August,
	March, 2008	2008	2007	2007	2006	July, 2004

Commencement Date	October,	October,	October,	October,	October,
	2009	2009	2009	2008	2008	July, 2004
	(Dollars in thousands)
Notional amount:
March 31, 2008	$25,000	$25,000	$100,000	$100,000	$100,000	$—
December 31, 2007	$—	$—	$100,000	$100,000	$100,000	$3,066
For active agreements:
Fair value recorded in other assets (liabilities)
March 31, 2008	$(4)	$(263)	$(1,341)	$(3,898)	$(4,601)	$—
December 31, 2007	$—	$—	$(46)	$(2,010)	$(2,704)	$4
Unrealized gain (loss), net of tax, recorded in equity
March 31, 2008	$(3)	$(158)	$(808)	$(2,349)	$(2,779)	$—
December 31, 2007	$—	$—	$(28)	$(1,213)	$(1,632)	$2
For Terminated Agreements:

Inception Date	August 2006/August	June/September,	October/December,
	2007	2005	2004

Commencement Date	October, 2007	September, 2006	August, 2005
Termination Date	October, 2007	September, 2006	August, 2005
	(Dollars in thousands)
Notional amount	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity
March 31, 2008	$(1,264)	$801	$158
December 31, 2007	$(1,462)	$974	$229
Amortization recognized as increase (decrease) in interest expense
Three months ended March 31, 2008	$330	$(282)	$(118)
Year ended December 31, 2007	$255	$(1,543)	$(749)
Expected amortization during next 12 months as increase/(decrease) in interest expense	$1,016	$(832)	$(263)
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $125,000 and $182,000 as of March 31, 2008 and December 31, 2007, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations. The notional amount of interest-rate caps owned as of March 31, 2008 and December 31, 2007 was $210.6 million and $227.0 million, respectively.

The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of March 31, 2008 and December 31, 2007, the notional amount of interest-rate cap sold agreements totaled $203.1 million and $214.8 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $125,000 and $182,000 as of March 31, 2008 and December 31, 2007, respectively.
NOTE 8 — Fair Value Measurements
Effective January 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in a orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.
The three levels are defined as follows:
•	Level 1 – Inputs to the valuation are unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs to the valuation may include quoted prices for similar assets and liabilities in active or inactive markets, and inputs other than quoted prices, such as interest rates and yield curves, that are observable for the asset or liability for substantially the full term of the financial instrument.

•	Level 3 – Inputs to the valuation are unobservable and significant to the fair value measurement. Level 3 inputs shall be used to measure fair value only to the extent that observable inputs are not available.
The Company uses derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.
Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2008:

	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)
Assets
Interest-rate caps purchased	$—	$125	$—	$125
Interest-rate swaps	—	—	—	—

Liabilities
Interest-rate caps sold	—	125	—	125
Interest-rate swaps	—	10,107	—	10,107

NOTE 9 — Comprehensive Income
The following table details the components of comprehensive income.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net income, as reported	$1,359	$5,027

Other comprehensive income:
Changes in fair values of cash flow hedge derivatives	(5,352)	(913)
Amortization of net deferred gain on cash flow hedge derivatives	(70)	(683)
Tax effect	2,150	631

Total other comprehensive loss	(3,272)	(965)

Comprehensive income (loss)	$(1,913)	$4,062

NOTE 10 – Stockholders’ Equity and Earnings Per Share
Stockholders’ Equity
On November 2, 2007 the Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchases are funded using the Company’s working capital.
The Company purchased 98,400 shares of its common stock for $984,000 during the quarter ended March 31, 2008. At March 31, 2008, Marlin had $12.4 million remaining in its stock repurchase plan authorized by the Board.
Regulatory Capital Requirements
On March 12, 2008, we announced the opening of Marlin Business Bank, after receiving approval from the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance. The Bank, an industrial bank chartered by the State of Utah, is wholly owned by Marlin Business Services Corp.
In addition to further diversifying our funding sources, over time the Bank may add other product offerings to better serve our customer base. The Bank will be subject to FDIC and Utah Department of Financial Institutions rules and regulations. The Company will provide the necessary capital to maintain the Bank at “well-capitalized” status as defined by banking regulations. The $12.0 million initial cash capital contribution represents the Bank’s equity balance at March 31, 2008.
The Bank is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital,” comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards.
Prompt Corrective Action. The FDIC Improvement Act of 1991 (“FDICIA”) requires, among other things, federal bank regulatory authorities to take prompt corrective action with respect to FDIC-insured institutions that do not meet certain minimum capital requirements. To be “well-capitalized” under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, a ratio of Tier I capital to risk-weighted assets of not less than 6%, and a ratio of Tier I capital to average assets of not less than 5%. Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), the Bank was required to have beginning paid-in capital funds of not less than $12.0 million.

Pursuant to certain provisions of FDICIA and related regulations with respect to prompt corrective action, FDIC-insured institutions, such as the Bank, may only accept brokered deposits without FDIC permission if they meet specified capital standards. FDIC-insured institutions are also subject to restrictions with respect to the interest they may pay on brokered deposits unless they are “well-capitalized.”
Dividends. The Bank may supply funds to its parent companies or affiliates, subject to certain legal limitations contained in Utah state law. Under Utah law, an industrial bank may declare a dividend out of net profits after providing for all expenses, losses, interest and taxes accrued or due and after complying with required transfers to surplus accounts. In addition, it is possible that the FDIC, pursuant to its authority under the Financial Institutions Supervisory Act (“FISA”), could claim that a dividend payment might under some circumstances be an unsafe or unsound practice. Pursuant to the Order, the Bank shall pay no dividends during the first three years of operations without the prior written approval of the FDIC and the State of Utah.
Earnings Per Share
The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per-share data)
Net income	$1,359	$5,027

Weighted average common shares outstanding used in computing basic EPS	12,033,523	11,957,024
Effect of dilutive securities:
Stock options and restricted stock	99,636	300,460

Adjusted weighted average common shares used in computing diluted EPS	12,133,159	12,257,484

Net earnings per common share:
Basic	$0.11	$0.42

Diluted	$0.11	$0.41

The shares used in computing diluted earnings per share exclude options to purchase 596,963 and 262,447 shares of common stock for the three-month periods ended March 31, 2008 and March 31, 2007, respectively, as inclusion of such shares would be anti-dilutive.
NOTE 11 — Stock-Based Compensation
Under the terms of the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), employees, certain consultants and advisors, and non-employee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 2,100,000. There were 16,288 shares available for future grants under the 2003 Plan as of March 31, 2008.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. Of the total options granted during the three-month period ended March 31, 2008, 131,766 shares are contingent on performance factors. The Company has recognized expense related to performance options based on the most probable performance assumptions as of March 31, 2008.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
The fair value of each stock option granted during the three-month periods ended March 31, 2008 and 2007 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the three-month periods ended March 31, 2008 and 2007 was $3.35 and $8.10 per share, respectively. The following weighted average assumptions were used for valuing option grants made during the three-month periods ended March 31, 2008 and March 31, 2007:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	2.36%	4.48%
Expected life (years)	5.2 years	5.2 years
Expected volatility	35%	35%
Expected dividends	—	—
The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted during 2008 and 2007 represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). The expected volatility was determined using historical volatilities based on historical stock prices. The Company does not grant dividends, and therefore did not assume expected dividends.
The following is a summary of option activity for the three months ended March 31, 2008:

		Weighted
		Average
Options	Shares	Exercise Price
Outstanding at January 1, 2008	727,184	$13.20
Granted	229,398	9.51
Exercised	(27,391)	2.94
Forfeited	(5,754)	20.85
Expired	—	—

Outstanding at March 31, 2008	923,437	12.54
During the three-month periods ended March 31, 2008 and March 31, 2007, the Company recognized total compensation expense related to options of $104,000 and $173,000, respectively.
The total pretax intrinsic value of stock options exercised was $189,000 and $2.6 million, respectively, for the three-month periods ended March 31, 2008 and March 31, 2007. The related tax benefits realized from the exercise of stock options for the three-month periods ended March 31, 2008 and March 31, 2007 were $75,000 and $1.1 million, respectively.
The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2008:

Options Outstanding					Options Exercisable
		Weighted		Aggregate				Aggregate
		Average	Weighted	Intrinsic		Weighted	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Average Remaining	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(In thousands)	Exercisable	Life (Years)	Exercise Price	(In thousands)
$3.39	121,520	4.0	$3.39	$506	121,520	4.0	$3.39	$506
$4.23 - 5.01	58,641	2.0	4.34	188	58,641	2.0	4.34	188
$8.65 - 10.18	336,043	5.9	9.73	—	106,645	3.7	10.18	—
$14.00-16.02	93,484	5.9	14.75	—	75,775	5.8	14.55	—
$17.52-22.25	313,749	5.2	19.97	—	138,533	4.9	19.32	—

	923,437	5.2	12.54	$694	501,114	4.2	11.04	$694

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.55 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2008, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $1.0 million and the weighted average period over which these awards are expected to be recognized was 2.7 years, based on the most probable performance assumptions as of March 31, 2008. In the event maximum performance targets are achieved, an additional $1.2 million of compensation cost would be recognized over a weighted average period of 3.1 years.
Restricted Stock Awards
Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The vesting period for restricted stock awards generally ranges from 3 to 10 years, though in certain circumstances awards may vest in as little as one year. All awards issued contain service conditions based on the participant’s continued service with the Company, and may provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
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
Of the total restricted stock awards granted during the three-month period ended March 31, 2008, 28,558 shares may be subject to accelerated vesting based on performance factors; no shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of March 31, 2008.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.
The following table summarizes the activity of the non-vested restricted stock during the three months ended March 31, 2008:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2008	218,248	$20.17
Granted	40,451	9.51
Vested	(6,515)	17.95
Forfeited	(4,592)	21.31

Non-vested restricted stock at March 31, 2008	247,592	18.47

During the three-month periods ended March 31, 2008 and March 31, 2007, the Company granted restricted stock awards totaling $385,000 and $1.3 million, respectively. As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $177,000 and $267,000 of compensation expense related to restricted stock for the three-month periods ended March 31, 2008 and March 31, 2007, respectively.
As of March 31, 2008, there was $2.3 million of unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over a weighted average period of 4.1 years, based on the most probable performance assumptions as of March 31, 2008. In the event maximum performance targets are achieved, an additional $791,000 of compensation cost would be recognized over a weighted average period of 1.6 years.
There were 6,515 shares that vested during the three-month period ended March 31, 2008. The fair value of shares that vested during the three-month period ended March 31, 2008 was $60,000.

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
FORWARD-LOOKING STATEMENTS
Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company’s control, including, without limitation:
-	availability, terms and deployment of capital;

-	general volatility of capital markets, in particular, the market for securitized assets;

-	changes in our industry, interest rates or the general economy resulting in changes to our business strategy;

-	the nature of our competition;

-	availability of qualified personnel; and

-	the factors set forth in the section captioned “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission.
Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.
Overview
We are a nationwide provider of equipment financing and working capital solutions, primarily to small businesses. We finance over 70 categories of commercial equipment important to our end user customers including copiers, certain commercial and industrial equipment, computers, telecommunications equipment, and security systems. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2008, our lease portfolio consisted of approximately 115,000 accounts with an average original term of 48 months and average original transaction size of approximately $10,900.
Since our founding in 1997, we have grown to $872.8 million in total assets at March 31, 2008. Our assets are substantially comprised of our net investment in leases which totaled $737.3 million at March 31, 2008. Our lease portfolio grew approximately 2.7% in the past twelve months. Personnel costs represent our most significant overhead expense and we have added to our staffing levels to both support and grow our lease portfolio. Since inception, we have also added four regional sales offices to help us penetrate certain targeted markets, with our most recent office opening in Salt Lake City, Utah in 2006.
In November 2006 we announced the introduction of business capital loans. Business capital loans provide small business customers access to credit through term loans.
On March 11, 2008, we received approval from the Federal Deposit Insurance Corporation for federal deposit insurance for our wholly-owned subsidiary, Marlin Business Bank, an industrial bank chartered by the State of Utah. Marlin Business Bank commenced operations effective March 12, 2008. Initially, Marlin Business Bank will diversify the Company’s funding sources and, over time, the Bank may add other product offerings to better serve our customer base.

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

	Three Months
	Ended
	March 31,	As of or For the Year Ended December 31,
	2008	2007	2006	2005	2004	2003
Number of sales account executives	108	118	100	103	100	84
Number of originating sources(1)	1,091	1,246	1,295	1,295	1,244	1,147

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended March 31, 2008, our annualized net credit losses were 3.18% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio.
Our leases are classified under generally accepted accounting principles in the United States of America (“GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 73% of our lease portfolio at March 31, 2008 amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate financing sources consist of a revolving bank facility and a commercial paper (“CP”) conduit warehouse facility. We issue fixed-rate term debt through the asset-backed securitization market. Typically, leases are funded through variable-rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of March 31, 2008, $662.4 million or 97.4% of our borrowings were fixed-rate term note securitizations.
Since we initially finance our fixed-rate leases with variable-rate financing, our earnings are exposed to interest rate risk should interest rates rise before we complete our fixed-rate term note securitizations. We generally benefit in times of falling and low interest rates. We are also dependent upon obtaining future financing to refinance our revolving bank facility and CP conduit warehouse facility in order to grow our lease portfolio. We currently plan to complete a fixed-rate term note securitization at least once a year. Failure to obtain such financing, or other alternate financing, would significantly restrict our growth and future financial performance. We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including credit losses, residuals, initial direct costs and fees, other fees, performance assumptions for stock-based compensation awards, and realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Our consolidated financial statements are based on the selection and application of critical accounting policies, the most significant of which are described below.
Income recognition. Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease. When a lease or loan is 90 days or more delinquent, the contract is classified as being on non-accrual and we do not recognize interest income on that contract until it is less than 90 days delinquent.
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
Securitizations. Since inception, we have completed nine term note securitizations of which six have been repaid. In connection with each transaction, we established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement 125, our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying Consolidated Balance Sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.
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
Stock-Based Compensation. We issue both restricted shares and stock options to certain employees and directors as part of our overall compensation strategy. SFAS No. 123(R), Share-Based Payments, requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS No. 123(R) establishes fair value as the measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.
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
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At March 31, 2008, there have been no changes to the liability for uncertain tax positions and no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2002 thgrough 2007 are subject to examination.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2008 and 2007
Net income. Net income was $1.4 million for the three-month period ended March 31, 2008, resulting in diluted earnings per share of $0.11. Net income for the same period in 2007 was $5.0 million, or $0.41 diluted earnings per share.
Net income for the first quarter of 2008 decreased 72.0%, or $3.6 million, compared to first quarter 2007 net income. Diluted earnings per share for the first quarter of 2008 decreased 73.2%, or $0.30, compared to first quarter 2007. The provision for credit losses increased $3.6 million or 106%, to $7.0 million for the three-month period ended March 31, 2008 from $3.4 million for the same period in 2007. During the three months ended March 31, 2008, net interest and fee income decreased $1.0 million, primarily due to increased interest expense partially offset by growth in our investment in leases and loans.
During the three months ended March 31, 2008, we generated 6,836 new leases with a cost of $70.6 million compared to 8,639 leases with a cost of $102.7 million generated for the three months ended March 31, 2007. The reduction in volume was primarily due to our decision to lower approval rates in response to economic conditions. Overall, our average net investment in total finance receivables at March 31, 2008 increased 7.8% to $745.2 million compared to $691.3 million at March 31, 2007.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Interest income	$22,953	$21,437
Fee income	5,594	5,615

Interest and fee income	28,547	27,052
Interest expense	10,247	7,711

Net interest and fee income	$18,300	$19,341

Average total finance receivables (1)	$745,175	$691,253

Percent of average total finance receivables:
Interest income	12.32%	12.40%
Fee income	3.00	3.25

Interest and fee income	15.32	15.65
Interest expense	5.50	4.46

Net interest and fee margin	9.82%	11.19%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.
Net interest and fee margin. Net interest and fee income decreased $1.0 million, or 5.2%, to $18.3 million for the three months ended March 31, 2008 from $19.3 million for the three months ended March 31, 2007. The annualized net interest and fee margin decreased 137 basis points to 9.82% in the three-month period ended March 31, 2008 from 11.19% for the same period in 2007.
Interest income, net of amortized initial direct costs and fees, increased $1.6 million, or 7.5%, to $23.0 million for the three-month period ended March 31, 2008 from $21.4 million for the three-month period ended March 31, 2007. The increase in interest income was due principally to a 7.8% growth in average total finance receivables, which increased $53.9 million to $745.2 million at March 31, 2008 from $691.3 million at March 31, 2007. The weighted average implicit interest rate on new leases originated increased 51 basis points to 13.29% for the three-month period ended March 31, 2008 compared to 12.80% for the three month period ended March 31, 2007.

Fee income remained stable at $5.6 million for each three-month period ended March 31, 2008 and March 31, 2007. Fee income included approximately $3.6 million of administrative and late fee income and $1.5 million of net residual income for each three-month period ended March 31, 2008 and March 31, 2007. Fee income, as an annualized percentage of average total finance receivables, decreased 25 basis points to 3.00% for the three-month period ended March 31, 2008 from 3.25% for the same period in 2007.
Interest expense increased $2.5 million to $10.2 million for the three-month period ended March 31, 2008 from $7.7 million for the same period in 2007. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies. Interest expense, as an annualized percentage of average total finance receivables, increased 104 basis points to 5.50% for the three-month period ended March 31, 2008, from 4.46% for the same period in 2007. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.
Interest expense as an annualized percentage of weighted average borrowings was 5.68% for the quarter ended March 31, 2008 compared to 5.05% for the same period in 2007. The higher cost reflects a shift in mix between fixed-rate term securitizations and variable-rate facilities, combined with the sequentially increasing cost of the term securitizations. The average balance for our warehouse facilities was $5.4 million for the three months ended March 31, 2008 compared to $31.4 million for the same period ended March 31, 2007. The average borrowing cost for our warehouse facilities was 5.08% for the quarter ended March 31, 2008, compared to 5.97% for the same period in 2007.
Interest costs on our August 2005, September 2006 and October 2007 issued term securitization borrowings increased over those issued in 2004 due to the higher interest rate environment. The coupon rate on the October 2007 securitization also reflects higher credit spreads due to general tightening of credit caused by recent stress and volatility in the financial markets. For the three months ended March 31, 2008, average term securitization borrowings outstanding were $716.7 million at a weighted average coupon of 5.43% compared with $579.4 million at a weighted average coupon of 4.68% for the same period in 2007. On September 21, 2006, we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing. On October 24, 2007, we closed on the issuance of our ninth term note securitization transaction in the amount of $440.5 million at a weighted average interest coupon approximating 5.70% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2007 term transaction to approximate an average of 6.32% over the term of the borrowing.
Insurance and other income. Insurance and other income was $1.8 million for the three-month period ended March 31, 2008, compared to $1.7 million for the same period ended March 31, 2007, primarily due to higher insurance billings.
Salaries and benefits expense. Salaries and benefits expense increased $154,000, or 3.5%, to $5.9 million for the three months ended March 31, 2008 from $5.7 million for the same period in 2007. Expense related to stock-based compensation decreased by $165,000 for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to revised performance and forfeiture assumptions. There was no compensation related to the factoring business for the three months ended March 31, 2008, compared to $123,000 for the same period in 2007. Compensation related to Marlin Business Bank totaled $119,000, compared to $127,000 for the same period in 2007. Total personnel increased to 354 at March 31, 2008 from 311 at March 31, 2007.
General and administrative expense. General and administrative expenses increased $951,000, or 26.5%, to $4.3 million for the three months ended March 31, 2008 from $3.4 million for the same period in 2007. Of this increase, $476,000 is due to increased marketing expenses, primarily related to business capital loans. Additional increases primarily related to professional fees, staffing-related expenses, and credit expense. General and administrative expense as an annualized percentage of average total finance receivables was 2.31% for the three-month period ended March 31, 2008, compared to 1.94% for the three-month period ended March 31, 2007.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs increased $119,000, to $366,000 for the three-month period ended March 31, 2008 compared to the same period in 2007, primarily due to increased bank commitment fees. Commitment fees were $355,000 for the three-month period ended March 31, 2008 compared with $245,000 for the three-month period ended March 31, 2007.
Provision for credit losses. The provision for credit losses increased $3.6 million, or 106%, to $7.0 million for the three-month period ended March 31, 2008 from $3.4 million for the same period in 2007. The increase in the provision for credit losses was primarily the result of higher net charge-offs. Net charge-offs were $5.9 million for the three-month period ended March 31, 2008, compared to $3.0 million for the same period in 2007.
Provision for income taxes. The provision for income taxes decreased to $1.2 million for the three-month period ended March 31, 2008 from $3.3 million for the same period in 2007. The decrease is primarily attributable to the decrease in pretax income, partially offset by a first quarter tax adjustment of $179,000 related to a true-up of our deferred tax accounts. The effective tax rate for the quarter ended March 31, 2008 was 46% including that adjustment, compared to 39.5% for the quarter ended March 31, 2007. We anticipate our effective tax rate for the full calendar year of 2008 to be approximately 40%.
FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans declined $12.4 million, or 1.6%, to $753.5 million at March 31, 2008, from $765.9 million at December 31, 2007. The Company is responding to current economic conditions with more restrictive credit standards, while continuing to pursue strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”
The activity of the allowance for credit losses and delinquent accounts follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$10,988	$8,201	$8,201
Provision for credit losses	7,006	3,392	17,221
Charge-offs, net	(5,920)	(3,025)	(14,434)

Allowance for credit losses, end of period	$12,074	$8,568	$10,988

Annualized net charge-offs to average total finance receivables (1)	3.18%	1.75%	2.00%
Allowance for credit losses to total finance receivables, end of period (1)	1.63%	1.21%	1.47%

Average total finance receivables (1)	$745,175	$691,253	$721,900
Total finance receivables, end of period (1)	$739,393	$706,135	$749,571

Delinquencies greater than 60 days past due	$9,527	$6,329	$8,377
Delinquencies greater than 60 days past due (2)	1.10%	0.76%	0.95%
Allowance for credit losses to delinquent accounts greater than 60 days past due(2)	126.73%	135.38%	131.17%

Non-accrual leases and loans	$3,940	$2,976	$3,695
Renegotiated leases and loans	$7,607	$3,999	$6,987

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.

(2)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans and factoring receivables.
Net investments in finance receivables are charged-off when they are contractually past due for 121 days and are reported net of recoveries. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.
Net charge-offs for the three months ended March 31, 2008 were $5.9 million, or 3.18% of average total finance receivables, compared to $4.8 million, or 2.58% of average total finance receivables, for the three months ended December 31, 2007. Net charge-offs for the year ended December 31, 2007 were 2.00% of average total finance receivables. The increase in net charge-offs during the first quarter of 2008 compared to the fourth quarter of 2007 is primarily due to (1) the charge-off of a real estate related loan and (2) an increase in the charge-offs related to rate-sensitive industries, as discussed below.
During the fourth quarter of 2007, the Company increased its specific allowance for credit losses by an incremental $411,000, which represented the remaining outstanding balance of a real estate related loan that had resulted from the refinancing of a factoring receivable. The increased allowance was due to deterioration of the borrower’s financial condition. During the first quarter of 2008, this loan was charged off. Effective November 2007 the Company discontinued the origination of new factoring agreements, and has withdrawn from its factoring business that was in the pilot phase.
Excluding the impact of this factoring-related charge-off, net charge-offs for the three months ended March 31, 2008 were $5.5 million, or 2.96% of average total finance receivables, compared to $4.8 million, or 2.58% of average total finance receivables for the three months ended December 31, 2007.
The increase in net charge-offs during 2007 was primarily due to worsening general economic trends from the favorable experience of 2006, and these trends have continued to worsen during 2008. The economic environment has most significantly impacted the performance of interest rate-sensitive industries in our portfolio, specifically companies in the construction, mortgage and real estate businesses. These industries comprised approximately 12% of the total portfolio at March 31, 2008. During 2007, the Company increased collections activities and strengthened underwriting criteria for these industries, which continue to be closely monitored. Overall, we generally expect approximately 2.00% of average total finance receivables as an annualized long-term average of net charge-offs.
Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables) increased to 1.10% at March 31, 2008 from 0.95% at December 31, 2007, primarily due to the worsening general economic trends.
RESIDUAL PERFORMANCE
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of March 31, 2008, approximately 73% of our leases were one dollar purchase option leases, 22% were fair market value leases and 5% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of March 31, 2008, there were $51.0 million of residual assets retained on our Consolidated Balance Sheet, of which $39.1 million were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of March 31, 2008 and December 31, 2007, respectively.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the three months ended March 31, 2008 renewal income net of depreciation totaled $1.7 million compared to $1.6 million for the three months ended March 31, 2007. For the three months ended March 31, 2008 net losses on residual values disposed at end of term totaled $173,000 compared to losses of $85,000 for the three months ended March 31, 2007.
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
The opening of our wholly-owned subsidiary Marlin Business Bank, an industrial bank chartered by the State of Utah, on March 12, 2008 provides an additional funding source going forward. Initially, FDIC-insured deposits will be raised via the brokered certificates of deposit market. For a description of Marlin Business Bank, see below in “Marlin Business Bank.”

Net cash provided by investing activities was $79.8 million for the three-month period ended March 31, 2008, compared to net cash used by investing activities of $37.1 million for the three-month period ended March 31, 2007. Investing activities primarily relate to lease origination activity and restricted cash balances.
Net cash used by financing activities was $93.7 million for the three-month period ended March 31, 2008, compared to net cash provided by financing activities of $18.0 million for the three-month period ended March 31, 2007. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $3.7 million for the three-month period ended March 31, 2008, compared to net cash used by operating activities of $76,000 for the three-month period ended March 31, 2007.
We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We generally fund our originations and growth using advances under our revolving bank facility and our CP conduit warehouse facility. Total cash and cash equivalents available as of March 31, 2008 was $24.1 million compared to $34.3 million at December 31, 2007.
As of March 31, 2008, we also had $64.9 million of cash that was classified as restricted cash, compared to $141.1 million at December 31, 2007. Restricted cash consists primarily of the pre-funding cash reserve, and advance payment accounts related to our term note securitizations.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the Three Months Ended March 31, 2008				As of March 31, 2008
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)
Revolving bank facility(1)	$40,000	$17,861	$5,445	5.08%	$17,861	4.75%	$22,139
CP conduit warehouse facilities(1)	175,000	—	—	—	—	—	175,000
Term note securitizations(2)	—	744,167	716,705	5.43%	662,395	5.67%	—

	$215,000		$722,150	5.43%	$680,256	5.65%	$197,139

(1)	Subject to lease or loan eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Revolving Bank Facility
As of March 31, 2008 and December 31, 2007, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus 1.87%. The credit facility expires on March 31, 2009. There was $17.9 million outstanding under this facility at March 31, 2008 and no balance outstanding at December 31, 2007. For the three months ended March 31, 2008 and the year ended December 31, 2007, the Company incurred commitment fees on the unused portion of the credit facility of $49,000 and $186,000, respectively.
CP Conduit Warehouse Facilities
We have a Commercial Paper (“CP”) conduit warehouse facility that allows us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transfer pools of leases and interests in the related equipment to special purpose, bankruptcy remote subsidiaries. These special purpose entities in turn pledge their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issues commercial paper to investors. The warehouse facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. The facility requires that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest-rate cap agreements.
00-A Warehouse Facility — This facility totaled $125 million and expired in March 2008. The Company decided not to seek renewal of the facility, due to the availability of more diversified funding options at more favorable terms as a result of the opening of Marlin Business Bank. There were no outstanding borrowings under this facility at March 31, 2008 and December 31, 2007, and no outstanding borrowings during the three months ended March 31, 2008.
Marlin Business Bank is expected to provide up to $69 million in origination funding capacity in its first year of operations, up to $90 million in its second year, and up to $105 million in its third year and beyond.
02-A Warehouse Facility — This facility totals $175 million and expires in March 2009. This facility has the ability to utilize both leases and business capital loan products in the borrowing base. There were no outstanding borrowings under this facility at March 31, 2008 and December 31, 2007, and no outstanding borrowings during the three months ended March 31, 2008. For the year ended December 31, 2007, the weighted average interest rate was 5.84%.
Term Note Securitizations
Since our founding, we have completed nine on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned, special purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facility primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and because the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our Consolidated Balance Sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facility and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our revolving bank facility or CP conduit warehouse facility, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At March 31, 2008 and at December 31, 2007, outstanding term securitizations amounted to $662.4 million and $773.1 million, respectively.
On October 24, 2007, we closed on the issuance of our ninth term note securitization transaction in the amount of $440.5 million.  This issuance has a similar structure to our 2006 term securitization with seven different classes of notes.  Each class of notes has its own interest rate, repayment term and rating.  The weighted average interest coupon of the 2007 term securitization will approximate 5.70% over the term of the financing.  We entered into forward-starting interest rate swap agreements in advance of pricing our 2007 term securitization to hedge against rising interest rates.  The Company terminated these swap agreements simultaneously with the pricing of the term securitization issued in October 2007 and is amortizing the realized losses of $2.7 million to increase recorded interest expense over the term of the related borrowing.  As a result of hedging activity and other transaction costs, we expect total interest expense on the 2007 term transaction to approximate an average of 6.32% over the term of the borrowing.
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

Financial Covenants
Under the revolving bank facility, CP conduit warehouse facility and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions. Some of the critical financial and credit quality covenants under our borrowing arrangements as of March 31, 2008 include:

	Actual(1)	Requirement
Tangible net worth minimum	$157.1 million	$89.0 million
Debt-to-equity ratio maximum	4.52 to 1	10 to 1
Four-quarter rolling average interest coverage ratio minimum	2.73 to 1	1.50 to 1
Three-month rolling average lease portfolio charge-off ratio maximum	2.46%	3.00%

(1)	Calculations are based on specific contractual definitions per the applicable debt agreements.
A change in the Chief Executive Officer or Chief Operating Officer is an event of default under the revolving bank facility and CP conduit warehouse facility unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of service termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, both the revolving bank facility and the CP conduit warehouse facility contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other facilities. An event of default under the revolving bank facility or CP conduit warehouse facility could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.
None of the Company’s debt facilities contain subjective acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under conditions that are not objectively determinable (for example, “if a material adverse change occurs”).
As of March 31, 2008, the Company was in compliance with the terms of the revolving bank facility, the CP conduit warehouse facility and the term securitization agreements.
Marlin Business Bank (“Bank”)
On March 12, 2008, we announced the opening of Marlin Business Bank, after receiving approval from the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance. The Bank, an industrial bank chartered by the State of Utah, is wholly owned by Marlin Business Services Corp.
In addition to further diversifying our funding sources, over time the Bank may add other product offerings to better serve our customer base. The Bank will be subject to FDIC and Utah Department of Financial Institutions rules and regulations as described below in “Bank Capital and Regulatory Oversight.” The Company will provide the necessary capital to maintain the Bank at “well-capitalized” status as defined by banking regulations. The $12.0 million initial cash capital contribution represents the Bank’s equity balance at March 31, 2008.
The Bank is expected to provide up to $69 million in origination funding capacity in its first year of operations, up to $90 million in its second year, and up to $105 million in its third year and beyond.
Initially, FDIC-insured deposits will be raised via the brokered certificates of deposit market. All deposits will be transacted via telephone, mail, and/or ACH and wire transfer. There will be limited, if any, face-to-face interaction with deposit and lease/loan customers in the Bank’s office. The Bank’s initial asset product offering will consist of small-ticket leasing and loans similar to what we originate currently.
We have assembled a team of experienced bank managers and directors to provide leadership for the Bank. Many of the operational aspects of the Bank will be outsourced to Marlin Leasing Corporation.

Bank Capital and Regulatory Oversight
As a result of the approval from the FDIC, the Bank, a depository institution, will be subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. Under its banking charter, the Bank may make loans and leases and may accept all FDIC-insured deposits other than demand deposits such as checking accounts. Certain federal and state regulations apply to a broad range of banking activities and practices, including minimum capital standards, maintenance of reserves and the terms on which a bank may engage in transactions with its affiliates. In addition, the FDIC has regulatory authority under the Financial Institutions Supervisory Act (“FISA”) to prohibit the Bank from engaging in any unsafe or unsound practice in conducting its business.
Capital Requirements. The Bank is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital,” comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards.
Prompt Corrective Action. The FDIC Improvement Act of 1991 (“FDICIA”) requires, among other things, federal bank regulatory authorities to take prompt corrective action with respect to FDIC-insured institutions that do not meet certain minimum capital requirements. To be “well-capitalized” under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, a ratio of Tier I capital to risk-weighted assets of not less than 6%, and a ratio of Tier I capital to average assets of not less than 5%. Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), the Bank was required to have beginning paid-in capital funds of not less than $12.0 million.
Pursuant to certain provisions of FDICIA and related regulations with respect to prompt corrective action, FDIC-insured institutions, such as the Bank, may only accept brokered deposits without FDIC permission if they meet specified capital standards. FDIC-insured institutions are also subject to restrictions with respect to the interest they may pay on brokered deposits unless they are “well-capitalized.”
Dividends. The Bank may supply funds to its parent companies or affiliates, subject to certain legal limitations contained in Utah state law. Under Utah law, an industrial bank may declare a dividend out of net profits after providing for all expenses, losses, interest and taxes accrued or due and after complying with required transfers to surplus accounts. In addition, it is possible that the FDIC, pursuant to its authority under FISA, could claim that a dividend payment might under some circumstances be an unsafe or unsound practice. Pursuant to the Order, the Bank shall pay no dividends during the first three years of operations without the prior written approval of the FDIC and the State of Utah.
Transfers of Funds and Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act and applicable regulations impose restrictions on the Bank that limit the transfer of funds by the Bank to the Company and certain of its affiliates, in the form of loans, extensions of credit, investments or purchases of assets. These transfers by the Bank to the Company or any other single affiliate are limited in amount to 10% of the Bank’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the Bank’s capital and surplus. These loans and extensions of credit are also subject to various collateral requirements. Sections 23A and 23B of the Federal Reserve Act and applicable regulations also require generally that the Bank’s transactions with its affiliates be on terms no less favorable to the Bank than comparable transactions with unrelated third parties. Pursuant to the Order, the Bank may complete a de novo purchase of approximately $35-$40 million of eligible leases and loans from Marlin Leasing Corporation during the four-month period following the Bank’s opening.
Restrictions on Ownership. Subject to certain exceptions, the Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FDIC has been notified 60 days prior to such acquisition and has not objected to the transaction. Under a rebuttable presumption in the Change in Bank Control Act, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. The regulations provide a procedure for challenging this rebuttable control presumption.

Information on Stock Repurchases
On November 2, 2007, the Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchases are funded using the Company’s working capital.
The number of shares of common stock repurchased by the Company during the first quarter of 2008 and the average price paid per share is as follows:

				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
	Number of		Purchased as Part of a	that May Yet be
	Shares	Average Price	Publicly Announced Plan	Purchased Under the
Time Period	Purchased	Paid Per Share(1)	or Program	Plans or Programs
January 1, 2008 to January 31, 2008	—	—	—	$13,386,188
February 1, 2008 to February 29, 2008	98,400	$ 10.00	98,400	$12,402,596
March 1, 2008 to March 31, 2008	—	—	—	$12,402,596

Total for the quarter ended March 31, 2008	98,400	$ 10.00	98,400	$12,402,596

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
Contractual Obligations
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of March 31, 2008 were as follows:

	Contractual Obligations as of March 31, 2008
			Operating	Leased	Capital
	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2008	$243,516	$23,473	$10	$1,365	$34	$268,398
2009	210,947	18,792	10	1,816	11	$231,576
2010	133,153	8,896	5	1,662	3	$143,719
2011	68,432	3,258	1	1,521	—	$73,212
2012	23,360	592	—	1,551	—	$25,503
Thereafter	848	10	—	667	—	$1,525

Total	$680,256	$55,021	$26	$8,582	$48	$743,933

(1)	Includes interest on term note securitizations only. Excludes interest on $17.9 million of revolving bank facility and CP conduit warehouse facility.
MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from zero to 37.5%, and averaged 14.6%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization.
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
We issued a term note securitization in July 2004 with certain classes of notes issued at variable rates to investors. We simultaneously entered into interest rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. These interest rate swap agreements are designated as cash flow hedges of the term note securitization. The fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets. During the first quarter of 2008, these interest rate swap agreements reached their contractual expiration dates, concurrent with the maturing of the related borrowings.
The ineffectiveness related to these interest rate swap agreements designated as cash flow hedges was not material for the three-month period ended March 31, 2008. The following tables summarize specific information regarding the interest rate swap agreements described above:
For Active Agreements:

Inception Date	March,	January,	December,	August,	August,
	2008	2008	2007	2007	2006	July, 2004

Commencement Date	October,	October,	October,	October,	October,
	2009	2009	2009	2008	2008	July, 2004
			(Dollars in thousands)
Notional amount:
March 31, 2008	$25,000	$25,000	$100,000	$100,000	$100,000	$—
December 31, 2007	$—	$—	$100,000	$100,000	$100,000	$3,066
For active agreements:
Fair value recorded in other assets (liabilities)
March 31, 2008	$(4)	$(263)	$(1,341)	$(3,898)	$(4,601)	$—
December 31, 2007	$—	$—	$(46)	$(2,010)	$(2,704)	$4
Unrealized gain (loss), net of tax, recorded in equity
March 31, 2008	$(3)	$(158)	$(808)	$(2,349)	$(2,779)	$—
December 31, 2007	$—	$—	$(28)	$(1,213)	$(1,632)	$2

For Terminated Agreements:

Inception Date	August	June/September,	October/December,
	2006/August 2007	2005	2004

Commencement Date	October, 2007	September, 2006	August, 2005
Termination Date	October, 2007	September, 2006	August, 2005
		(Dollars in thousands)
Notional amount	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity
March 31, 2008	$(1,264)	$801	$158
December 31, 2007	$(1,462)	$974	$229
Amortization recognized as increase (decrease) in interest expense
Three months ended March 31, 2008	$330	$(282)	$(118)
Year ended December 31, 2007	$255	$(1,543)	$(749)
Expected amortization during next 12 months as increase/(decrease) in interest expense	$1,016	$(832)	$(263)
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $125,000 and $182,000 as of March 31, 2008 and December 31, 2007, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations. The notional amount of interest-rate caps owned as of March 31, 2008 and December 31, 2007 was $210.6 million and $227.0 million, respectively.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of March 31, 2008 and December 31, 2007, the notional amount of interest-rate cap agreements sold totaled $203.1 million and $214.8 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $125,000 and $182,000 as of March 31, 2008 and December 31, 2007, respectively.
The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of March 31, 2008.

	Scheduled Maturities by Calendar Year
						Total
					2012 &	Carrying
	2008	2009	2010	2011	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$225,655	$210,947	$133,153	$68,432	$24,208	$662,395
Average fixed rate	5.54%	5.82%	6.07%	6.49%	7.51%	5.91%
Variable-rate debt	$17,861	$—	$—	$—	$—	$17,861
Average variable rate	4.75%	—	—	—	—	4.75%
Our earnings are sensitive to fluctuations in interest rates. Our warehouse facility charges variable rates of interest based on LIBOR, prime rate or commercial paper interest rates. Because our assets are predominately fixed-rate, increases in these market interest rates would negatively impact earnings and decreases in the rates would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing under our new leases or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.
For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates for which our borrowings are indexed for the twelve month period ended March 31, 2008 would have been to reduce net interest and fee income by approximately $409,000 based on our average variable-rate borrowings of approximately $40.9 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, in which the Board previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157, however, does not apply under accounting pronouncements that address share-based payment transactions, including SFAS No. 123(R) and its related interpretative pronouncements. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, also exclude provisions of SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the consolidated earnings or financial position of the Company. However, it resulted in additional disclosures as presented in Note 8.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This Statement permits an entity to irrevocably elect to report selected financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election may be applied on an instrument-by-instrument basis.  The Statement also establishes additional presentation and disclosure requirements for items measured using the fair value option. SFAS No. 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  At this time, the Company has not elected to report any assets and liabilities using the fair value option available under SFAS No. 159.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Date: May 9, 2008