Form 10-Q
period 2008-06-30
MARLIN BUSINESS SERVICES CORP
filed 2008-08-05
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
Commission file number 000-50448
MARLIN BUSINESS SERVICES CORP.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	38-3686388 (I.R.S. Employer Identification Number)
300 Fellowship Road, Mount Laurel, NJ 08054
(Address of principal executive offices)
(Zip code)
(888) 479-9111
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
At July 28, 2008, 12,254,602 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2008

PART I. Financial Information
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Dollars in thousands, except per-share data)
	(Unaudited)
ASSETS
Cash and cash equivalents	$36,798	$34,347
Restricted cash	65,136	141,070
Net investment in leases and loans	731,427	765,938
Property and equipment, net	3,173	3,266
Property tax receivables	1,532	539
Fair value of cash flow hedge derivatives	880	4
Other assets	16,631	14,490

Total assets	$855,577	$959,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving and term secured borrowings	$618,330	$773,085
Deposits	43,618	—
Other liabilities:
Fair value of cash flow hedge derivatives	5,041	4,760
Sales and property taxes payable	11,611	5,756
Accounts payable and accrued expenses	10,069	10,226
Deferred income tax liability	14,513	15,682

Total liabilities	703,182	809,509

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,193,777 and 12,201,304 shares issued and outstanding, respectively	122	122
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	83,324	84,429
Stock subscription receivable	(5)	(7)
Accumulated other comprehensive loss	(2,836)	(3,130)
Retained earnings	71,790	68,731

Total stockholders’ equity	152,395	150,145

Total liabilities and stockholders’ equity	$855,577	$959,654

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per-share data)
	(Unaudited)
Income:
Interest income	$21,870	$22,151	$44,823	$43,588
Fee income	5,565	5,186	11,159	10,801

Interest and fee income	27,435	27,337	55,982	54,389
Interest expense	9,359	8,256	19,606	15,967

Net interest and fee income	18,076	19,081	36,376	38,422
Provision for credit losses	6,530	3,468	13,536	6,860

Net interest and fee income after provision for credit losses	11,546	15,613	22,840	31,562
Insurance and other income	1,708	1,553	3,469	3,228

Net interest and other revenue after provision for credit losses	13,254	17,166	26,309	34,790

Non-interest expense
Salaries and benefits	6,344	5,113	12,215	10,830
General and administrative	3,994	3,281	8,296	6,633
Financing related costs	231	213	597	459

Non-interest expense	10,569	8,607	21,108	17,922

Income before income taxes	2,685	8,559	5,201	16,868
Income taxes	985	3,381	2,142	6,663

Net income	$1,700	$5,178	$3,059	$10,205

Basic earnings per share	$0.14	$0.43	$0.25	$0.85
Diluted earnings per share	$0.14	$0.42	$0.25	$0.83

Weighted average shares used in computing basic earnings per share	11,987,220	12,106,482	12,008,544	12,030,155
Weighted average shares used in computing diluted earnings per share	12,061,843	12,341,182	12,107,198	12,297,097
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)
	(Unaudited)
Balance, December 31, 2006	12,030,259	$120	$81,850	$(18)	$1,892	$50,445	$134,289
Issuance of common stock	17,994	—	290	—	—	—	290
Repurchase of common stock	(122,000)	(1)	(1,613)	—	—	—	(1,614)
Exercise of stock options	217,417	2	1,742	—	—	—	1,744
Tax benefit on stock options exercised	—	—	1,220	—	—	—	1,220
Stock option compensation recognized, net of tax	—	—	413	—	—	—	413
Payment of receivables	—	—	—	11	—	—	11
Restricted stock grant	57,634	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	527	—	—	—	527
Net unrealized losses on cash flow hedge derivatives, net of tax	—	—	—	—	(5,022)	—	(5,022)
Net income	—	—	—	—	—	18,286	18,286

Balance, December 31, 2007	12,201,304	$122	$84,429	$(7)	$(3,130)	$68,731	$150,145
Issuance of common stock	14,238	—	93	—	—	—	93
Repurchase of common stock	(168,402)	(1)	(1,495)	—	—	—	(1,496)
Exercise of stock options	27,391	—	80	—	—	—	80
Tax benefit on stock options exercised	—	—	75	—	—	—	75
Stock option compensation recognized, net of tax	—	—	71	—	—	—	71
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	119,246	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	71	—	—	—	71
Net unrealized losses on cash flow hedge derivatives, net of tax	—	—	—	—	294	—	294
Net income	—	—	—	—	—	3,059	3,059

Balance, June 30, 2008	12,193,777	$122	$83,324	$(5)	$(2,836)	$71,790	$152,395

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$3,059	$10,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,492	1,467
Stock-based compensation	449	632
Excess tax benefits from stock-based payment arrangements	(75)	(1,118)
Amortization of deferred net gain on cash flow hedge derivatives	(121)	(1,290)
Provision for credit losses	13,536	6,860
Deferred taxes	(1,655)	(1,858)
Amortization of deferred initial direct costs and fees	8,568	7,752
Deferred initial direct costs and fees	(5,702)	(10,140)
Loss on equipment disposed	394	182
Effect of changes in other operating items:
Other assets	(3,884)	(4,162)
Other liabilities	5,729	1,373

Net cash provided by operating activities	21,790	9,903

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(139,416)	(206,933)
Principal collections on leases and loans	155,567	146,524
Security deposits collected, net of returns	(1,177)	(1,002)
Proceeds from the sale of equipment	2,741	2,529
Acquisitions of property and equipment	(561)	(538)
Change in restricted cash	75,935	(6,956)

Net cash provided by (used by) investing activities	93,089	(66,376)

Cash flows from financing activities:
Issuances of common stock	96	160
Repurchases of common stock	(1,496)	—
Exercise of stock options	80	1,183
Excess tax benefits from stock-based payment arrangements	75	1,118
Debt issuance costs	(46)	(40)
Term securitization repayments	(190,455)	(141,715)
Secured bank facility advances	39,265	102,233
Secured bank facility repayments	(3,565)	(94,044)
Warehouse advances	—	176,690
Warehouse repayments	—	(7,715)
Net increase in deposits	43,618	—

Net cash provided by (used by) financing activities	(112,428)	37,870

Net increase (decrease) in cash and cash equivalents	2,451	(18,603)
Cash and cash equivalents, beginning of period	34,347	26,663

Cash and cash equivalents, end of period	$36,798	$8,060

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,046	$16,234
Cash paid for income taxes	2,445	9,535
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Organization
Description
Through its principal operating subsidiary, Marlin Leasing Corporation, Marlin Business Services Corp. provides equipment leasing and working capital solutions nationwide, primarily to small businesses in a segment of the equipment leasing market commonly referred to as the “small-ticket” segment. The Company finances over 70 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers and certain commercial and industrial equipment. Marlin Leasing Corporation is managed as a single business segment. Effective March 12, 2008, the Company also opened Marlin Business Bank, an industrial bank chartered by the State of Utah. Marlin Business Bank currently provides diversification of the Company’s funding sources through the issuance of brokered certificates of deposit.
References to the “Company”, “we”, “us”, and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at June 30, 2008 and the results of operations for the three- and six-month periods ended June 30, 2008 and 2007, and cash flows for the six-month periods ended June 30, 2008 and 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 5, 2008. The consolidated results of operations for the three- and six-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation.
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
When the lessee elects to return the equipment at lease termination, the equipment is transferred to other assets at the lower of its basis or fair market value. The Company generally sells returned equipment to an independent third party, rather than leasing the equipment a second time. The Company does not maintain equipment in other assets for longer than 120 days. Any loss recognized on transferring the equipment to other assets, and any gain or loss realized on the sale or disposal of equipment to the lessee or to others is included in fee income as net residual income.

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
Allowance for credit losses. We maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. To project probable net credit losses, we perform a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. In addition to the migration analysis, we also consider other factors including recent trends in delinquencies and charge-offs; accounts filing for bankruptcy; account modifications; recovered amounts; forecasting uncertainties; the composition of our lease and loan portfolios; economic conditions; and seasonality. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.
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
Securitizations. Since inception, the Company has completed nine term note securitizations of which six have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
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
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At June 30, 2008, there have been no changes to the liability for uncertain tax positions and there are no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2002 through 2007 are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Minimum lease payments receivable	$819,781	$865,156
Estimated residual value of equipment	51,178	50,798
Unearned lease income, net of initial direct costs and fees deferred	(129,214)	(137,909)
Security deposits	(13,966)	(15,144)
Loans, net of unamortized deferred fees and costs	16,521	14,025
Allowance for credit losses	(12,873)	(10,988)

	$731,427	$765,938

A total of $716.7 million of minimum lease payments receivable are assigned as collateral for revolving and term secured borrowings.
Initial direct costs net of fees deferred were $24.6 million and $27.4 million as of June 30, 2008 and December 31, 2007, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At June 30, 2008 and December 31, 2007, $39.6 million and $38.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of June 30, 2008:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)
Period Ending December 31:
2008	$180,427	$37,846
2009	289,061	50,789
2010	193,741	26,493
2011	107,807	11,012
2012	43,480	2,913
Thereafter	5,265	161

	$819,781	$129,214

NOTE 4 — Allowance for Credit Losses
Net investments in leases and loans are charged-off when they are contractually past due for 121 days based on the historical net loss rates realized by the Company.
Activity in this account is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Balance, beginning of period	$12,074	$8,568	$10,988	$8,201
Current provisions	6,530	3,468	13,536	6,860
Charge-offs, net	(5,731)	(3,207)	(11,651)	(6,232)

Balance, end of period	$12,873	$8,829	$12,873	$8,829

NOTE 5 — Other Assets
Other assets are comprised of the following:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Derivative collateral	$8,183	$4,361
Accrued fees receivable	3,348	3,361
Deferred transaction costs	1,925	2,739
Prepaid expenses	1,150	1,268
Other	2,025	2,761

	$16,631	$14,490

NOTE 6 — Contingencies
The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
NOTE 7 — Deposits
Effective March 12, 2008, the Company opened Marlin Business Bank, an industrial bank chartered by the State of Utah. Marlin Business Bank currently provides diversification of the Company’s funding sources through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships. As of June 30, 2008 the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2008	$—
2009	17,960
2010	10,028
2011	7,556
2012	3,648
Thereafter	4,426

$43,618

All time deposits are in denominations of less than $100,000. The weighted average all-in interest rate of deposits outstanding at June 30, 2008 was 4.12%.
NOTE 8 — Revolving and Term Secured Borrowings
Scheduled principal and interest payments on outstanding debt as of June 30, 2008 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)
Period Ending December 31,
2008	$171,735	$15,174
2009	218,967	19,960
2010	135,878	9,616
2011	68,278	3,546
2012	22,686	694
Thereafter	786	16

	$618,330	$49,006

(1)	Includes interest on term note securitizations only. Excludes interest on $35.7 million of revolving bank facility and commercial paper (“CP”) conduit warehouse facility.

NOTE 9 — Derivative Financial Instruments
We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. The Company expects that its hedges will be highly effective in offsetting the changes in cash flows of the forecasted transactions over the terms of the hedges and has documented this expected relationship at the inception of each hedge. Hedge effectiveness is assessed using the dollar-offset “change in variable cash flows” method which involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable side of the interest-rate swap to the present value of the cumulative change in the expected future cash flows on the hedged floating-rate asset or liability. The Company retrospectively measures ineffectiveness using the same methodology. The gain or loss from the effective portion of a derivative designated as a cash flow hedge is recorded in other comprehensive income and the gain or loss from the ineffective portion is reported in earnings.
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
We issued a term note securitization in July 2004 with certain classes of notes issued at variable rates to investors. We simultaneously entered into interest-rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. These interest-rate swap agreements are designated as cash flow hedges of the term note securitization. The fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets. During the first quarter of 2008, these interest-rate swap agreements reached their contractual expiration dates, concurrent with the maturing of the related borrowings.
The ineffectiveness related to these interest-rate swap agreements designated as cash flow hedges was not material for the six-month period ended June 30, 2008. The following tables summarize specific information regarding the active and terminated interest-rate swap agreements described above:

For Active Agreements:
		January,	December,	August,	August,
Inception Date	March, 2008	2008	2007	2007	2006	July, 2004
	October,	October,	October,	October,	October,
Commencement Date	2009	2009	2009	2008	2008	July, 2004
	(Dollars in thousands)

Notional amount:
June 30, 2008	$25,000	$25,000	$100,000	$100,000	$100,000	$—
December 31, 2007	$—	$—	$100,000	$100,000	$100,000	$3,066
For active agreements:
Fair value recorded in other assets (liabilities)
June 30, 2008	$409	$155	$316	$(2,165)	$(2,876)	$—
December 31, 2007	$—	$—	$(46)	$(2,010)	$(2,704)	$4
Unrealized gain (loss), net of tax, recorded in equity
June 30, 2008	$246	$93	$190	$(1,303)	$(1,730)	$—
December 31, 2007	$—	$—	$(28)	$(1,213)	$(1,632)	$2

For Terminated Agreements:
Inception Date	August 2006/August	June/September,	October/December,
	2007	2005	2004
Commencement Date	October, 2007	September, 2006	August, 2005
Termination Date	October, 2007	September, 2006	August, 2005
		(Dollars in thousands)
Notional amount	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity
June 30, 2008	$(1,082)	$649	$101
December 31, 2007	$(1,462)	$974	$229
Amortization recognized as increase (decrease) in interest expense
Six months ended June 30, 2008	$630	$(537)	$(214)
Year ended December 31, 2007	$255	$(1,543)	$(749)
Expected amortization during next 12 months as increase (decrease) in interest expense	$900	$(718)	$(263)
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $334,000 and $182,000 as of June 30, 2008 and December 31, 2007, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations. The notional amount of interest-rate caps owned as of June 30, 2008 and December 31, 2007 was $196.1 million and $227.0 million, respectively.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of June 30, 2008 and December 31, 2007, the notional amount of interest-rate cap sold agreements totaled $190.9 million and $214.8 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $334,000 and $182,000 as of June 30, 2008 and December 31, 2007, respectively.
Hedge Accounting Subsequent to June 30, 2008
Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for under hedge accounting as prescribed by SFAS No. 133. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008 the Company discontinued the use of hedge accounting.
Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported in other comprehensive income until the pricing of the related term securitization. The derivative gain or loss recognized in accumulated other comprehensive income was then reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowing.
The derivative gain or loss accumulated in other comprehensive income as of June 30, 2008 will be reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowing, consistent with hedge accounting treatment. However, by discontinuing hedge accounting effective July 1, 2008 any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, will be recognized immediately in other income or expense. This change will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
NOTE 10 — Fair Value Measurements
Effective January 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.
The three levels are defined as follows:
•	Level 1 — Inputs to the valuation are unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs to the valuation may include quoted prices for similar assets and liabilities in active or inactive markets, and inputs other than quoted prices, such as interest rates and yield curves, that are observable for the asset or liability for substantially the full term of the financial instrument.

•	Level 3 — Inputs to the valuation are unobservable and significant to the fair value measurement. Level 3 inputs shall be used to measure fair value only to the extent that observable inputs are not available.
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
Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2008:

	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
		(Dollars in thousands)
Assets
Interest-rate caps purchased	$—	$334	$—	$334
Interest-rate swaps	—	880	—	880

Liabilities
Interest-rate caps sold	—	334	—	334
Interest-rate swaps	—	5,041	—	5,041
NOTE 11 — Comprehensive Income
The following table details the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Net income, as reported	$1,700	$5,178	$3,059	$10,205

Other comprehensive income:
Changes in fair values of cash flow hedge derivatives	5,946	2,301	595	1,388
Amortization of net deferred gain on cash flow hedge derivatives	(51)	(607)	(121)	(1,290)
Tax effect	(2,329)	(666)	(180)	(35)

Total other comprehensive income	3,566	1,028	294	63

Comprehensive income	$5,266	$6,206	$3,353	$10,268

NOTE 12 — Stockholders’ Equity and Earnings Per Share
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
The Company purchased 68,000 shares of its common stock for $500,000 during the quarter ended June 30, 2008. At June 30, 2008, the Company had $11.9 million remaining in its stock repurchase plan authorized by the Board. In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 2,002 shares repurchased pursuant to the 2003 Plan during the second quarter of 2008, at an average cost of $6.56.
Regulatory Capital Requirements
On March 12, 2008, we announced the opening of Marlin Business Bank (“Bank”), after receiving approval from the FDIC for federal deposit insurance. The Bank, an industrial bank chartered by the State of Utah, is wholly owned by Marlin Business Services Corp. In addition to further diversifying our funding sources, over time the Bank may add other product offerings to better serve our customer base. The Bank is subject to FDIC and Utah Department of Financial Institutions rules and regulations.
The Bank is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company will provide the necessary capital to maintain the Bank at “well-capitalized” status as defined by banking regulations. The Bank’s equity balance at June 30, 2008 was $12.2 million, which met all capital requirements to which the Bank is subject and qualified for “well-capitalized” status. At June 30, 2008 the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 41.53%, 23.51% and 24.76%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.
Prompt Corrective Action. The FDIC Improvement Act of 1991 (“FDICIA”) requires, among other things, federal bank regulatory authorities to take prompt corrective action with respect to FDIC-insured institutions that do not meet certain minimum capital requirements. To be “well-capitalized” under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, a ratio of Tier I capital to risk-weighted assets of not less than 6%, and a ratio of Tier I capital to average assets of not less than 5%. Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), the Bank was in compliance with its requirement to have beginning paid-in capital funds of not less than $12.0 million.
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
Dividends. The Bank may supply funds to its parent company or affiliates, subject to certain legal limitations contained in Utah state law. Under Utah law, an industrial bank may declare a dividend out of net profits after providing for all expenses, losses, interest and taxes accrued or due and after complying with required transfers to surplus accounts. In addition, it is possible that the FDIC, pursuant to its authority under the Financial Institutions Supervisory Act (“FISA”), could claim that a dividend payment might under some circumstances be an unsafe or unsound practice. Pursuant to the Order, the Bank shall pay no dividends during the first three years of operations without the prior written approval of the FDIC and the State of Utah.

Earnings Per Common Share (“EPS”)
The following is a reconciliation of net income and shares used in computing basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per-share data)
Net income	$1,700	$5,178	$3,059	$10,205

Weighted average common shares outstanding used in computing basic EPS	11,987,220	12,106,482	12,008,544	12,030,155
Effect of dilutive securities:
Stock options and restricted stock	74,623	234,700	98,654	266,942

Adjusted weighted average common shares used in computing diluted EPS	12,061,843	12,341,182	12,107,198	12,297,097

Net earnings per common share:
Basic	$0.14	$0.43	$0.25	$0.85

Diluted	$0.14	$0.42	$0.25	$0.83

The shares used in computing diluted earnings per share exclude options to purchase 749,134 and 327,773 shares of common stock for the three-month periods ended June 30, 2008 and June 30, 2007, respectively, as inclusion of such shares would be anti-dilutive.
The shares used in computing diluted earnings per share exclude options to purchase 673,507 and 292,068 shares of common stock for the six-month periods ended June 30, 2008 and June 30, 2007, respectively, as inclusion of such shares would be anti-dilutive.
NOTE 13 — Stock-Based Compensation
Under the terms of the 2003 Plan, employees, certain consultants and advisors, and non-employee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants was increased from 2,100,000 to 3,300,000 at the annual meeting of shareholders on May 22, 2008. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 1,113,878 shares available for future grants under the 2003 Plan as of June 30, 2008.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. Of the total options granted during the six-month period ended June 30, 2008, 132,334 shares are contingent on performance factors. The Company has recognized expense related to performance options based on the most probable performance assumptions as of June 30, 2008.
The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
The fair value of each stock option granted during the three- and six-month periods ended June 30, 2008 and 2007 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the three-month periods ended June 30, 2008 and 2007 was $2.55 and $7.14 per share, respectively. The weighted-average grant-date fair value of stock options issued for the six-month periods ended June 30, 2008 and 2007 was $3.25 and $8.02 per share, respectively.

The following weighted average assumptions were used for valuing option grants made during the three- and six-month periods ended June 30, 2008 and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.94%	4.86%	2.43%	4.51%
Expected life (years)	4	4	5	5
Expected volatility	35%	35%	35%	35%
Expected dividends	—	—	—	—
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
The following is a summary of option activity for the six months ended June 30, 2008:

		Weighted
		Average
Options	Shares	Exercise Price
Outstanding at January 1, 2008	727,184	$13.20
Granted	264,123	9.30
Exercised	(27,391)	2.94
Forfeited	(21,366)	18.12
Expired	—	—

Outstanding at June 30, 2008	942,550	12.29
During the three-month periods ended June 30, 2008 and June 30, 2007, the Company recognized total compensation expense related to options of $104,000 and $87,000, respectively. During the six-month periods ended June 30, 2008 and June 30, 2007, the Company recognized total compensation expense related to options of $199,000 and $260,000, respectively.
There were no stock options exercised for the three-month period ended June 30, 2008. The total pretax intrinsic value of stock options exercised was $163,000 for the three-month period ended June 30, 2007. The total pretax intrinsic value of stock options exercised was $189,000 and $2.8 million, respectively, for the six-month periods ended June 30, 2008 and June 30, 2007. There were no tax related benefits realized from the exercise of stock options for the three-month period ended June 30, 2008. The related tax benefits realized from the exercise of stock options for the three-month period June 30, 2007 was $64,000. The related tax benefits realized from the exercise of stock options for the six-month periods ended June 30, 2008 and June 30, 2007 were $75,000 and $1.1 million, respectively.
The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2008:

Options Outstanding					Options Exercisable
		Weighted		Aggregate		Weighted		Aggregate
		Average	Weighted	Intrinsic		Average	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Remaining	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(In thousands)	Exercisable	Life (Years)	Exercise Price	(In thousands)
$3.39	121,520	3.8	$3.39	$430	121,520	3.8	$3.39	$430
$4.23 — 5.01	58,641	1.8	4.34	152	58,641	1.8	4.34	152
$7.61 — 10.18	366,072	5.7	9.54	—	106,645	3.4	10.18	—
$14.00 — 16.02	94,401	5.6	14.76	—	77,325	5.5	14.58	—
$17.52 — 22.23	301,916	5.0	19.99	—	144,995	4.7	19.42	—

	942,550	5.0	12.29	$582	509,126	4.0	11.19	$582

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.93 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2008, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $916,000 and the weighted average period over which these awards are expected to be recognized was 2.5 years, based on the most probable performance assumptions as of June 30, 2008. In the event maximum performance targets are achieved, an additional $1.2 million of compensation cost would be recognized over a weighted average period of 2.9 years.
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
Of the total restricted stock awards granted during the six-month period ended June 30, 2008, 28,830 shares may be subject to accelerated vesting based on performance factors; no shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of June 30, 2008.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.
The following table summarizes the activity of the non-vested restricted stock during the six months ended June 30, 2008:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2008	218,248	$20.17
Granted	129,873	7.87
Vested	(11,465)	19.68
Forfeited	(10,721)	20.50

Non-vested restricted stock at June 30, 2008	325,935	15.28

During the three-month periods ended June 30, 2008 and June 30, 2007, the Company granted restricted stock awards with grant date fair values totaling $638,000 and $248,000, respectively. During the six-month periods ended June 30, 2008 and June 30, 2007, the Company granted restricted stock awards with grant date fair values totaling $1.0 million and $1.5 million, respectively.
As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $74,000 and $105,000 of compensation expense related to restricted stock for the three-month periods ended June 30, 2008 and June 30, 2007, respectively. The Company recognized $251,000 and $372,000 of compensation expense related to restricted stock for the six-month periods ended June 30, 2008 and June 30, 2007, respectively.
As of June 30, 2008, there was $2.8 million of unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over a weighted average period of 4.0 years, based on the most probable performance assumptions as of June 30, 2008. In the event maximum performance targets are achieved, an additional $791,000 of compensation cost would be recognized over a weighted average period of 1.4 years.
There were 4,950 shares that vested during the three-month period ended June 30, 2008 and 11,465 shares that vested during the six-month period ended June 30, 2008. The fair value of shares that vested during the three-month period ended June 30, 2008 was $32,000. The fair value of shares that vested during the six-month period ended June 30, 2008 was $93,000.

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
FORWARD-LOOKING STATEMENTS
Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges; (e) our understanding of our competition; and (f) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company’s control, including, without limitation:
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
Overview
We are a nationwide provider of equipment financing and working capital solutions, primarily to small businesses. We finance over 70 categories of commercial equipment important to our end user customers including copiers, certain commercial and industrial equipment, computers, telecommunications equipment, and security systems. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At June 30, 2008, our lease portfolio consisted of approximately 115,000 accounts with an average original term of 48 months and average original transaction size of approximately $10,900.
In November 2006, we announced the introduction of business capital loans. Business capital loans provide small business customers access to credit through term loans.
Since our founding in 1997, we have grown to $855.6 million in total assets at June 30, 2008 and have added four regional sales offices to help us penetrate certain targeted markets. We opened our most recent regional sales office in Salt Lake City, Utah in 2006. Our assets are substantially comprised of our net investment in leases which totaled $715.7 million at June 30, 2008. Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio.
As a financial services company, we are navigating through the current challenging economic environment. In response to this, on May 13, 2008, we reduced our staffing by approximately 14.7%. This action was part of an overall effort to reduce operating costs in light of our decision to moderate growth in fiscal 2008. Approximately 51 employees were affected as a result of the staff reduction. On May 13, 2008, we notified the affected employees. We incurred pre-tax costs in the three months ended June 30, 2008 of approximately $501,000 related to this action, almost all of which was related to severance costs. The total annualized pre-tax cost savings that are expected to result from this reduction are estimated to be approximately $2.6 million.
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

	Six Months
	Ended
	June 30,	As of or For the Year Ended December 31,
	2008	2007	2006	2005	2004	2003
Number of sales account executives	92	118	100	103	100	84
Number of originating sources(1)	1,069	1,246	1,295	1,295	1,244	1,147

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended June 30, 2008, our annualized net credit losses were 3.14% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio.
Our leases are classified under generally accepted accounting principles in the United States of America (“GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 73% of our lease portfolio at June 30, 2008 amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate financing sources consist of a revolving bank facility and a commercial paper (“CP”) conduit warehouse facility. We issue fixed-rate term debt through the asset-backed securitization market. Typically, leases are funded through variable-rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of June 30, 2008, $582.6 million, or 94.2%, of our borrowings were fixed-rate term note securitizations.
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

Allowance for credit losses. We maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. To project probable net credit losses, we perform a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. In addition to the migration analysis, we also consider other factors including recent trends in delinquencies and charge-offs; accounts filing for bankruptcy; account modifications; recovered amounts; forecasting uncertainties; the composition of our lease and loan portfolios; economic conditions; and seasonality. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.
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
Securitizations. Since inception, we have completed nine term note securitizations of which six have been repaid. In connection with each transaction, we established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125, our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying Consolidated Balance Sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.
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
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At June 30, 2008, there have been no changes to the liability for uncertain tax positions and no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2002 through 2007 are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2008 and 2007
Net income. Net income was $1.7 million for the three-month period ended June 30, 2008, resulting in diluted earnings per share of $0.14. Net income for the same period in 2007 was $5.2 million, or $0.42 diluted earnings per share.
Net income for the second quarter of 2008 decreased 67.3%, or $3.5 million, compared to second quarter 2007 net income. Diluted earnings per share for the second quarter of 2008 decreased 66.7%, or $0.28, compared to second quarter 2007. The provision for credit losses increased $3.0 million, or 85.7%, to $6.5 million for the three-month period ended June 30, 2008 from $3.5 million for the same period in 2007. During the three months ended June 30, 2008, net interest and fee income decreased $1.0 million, primarily due to increased interest expense partially offset by growth in our investment in leases and loans.
During the three months ended June 30, 2008, we generated 6,276 new leases with a cost of $62.5 million compared to 8,423 leases with a cost of $97.3 million generated for the three months ended June 30, 2007. The reduction in volume was primarily due to our decision to lower approval rates in response to economic conditions. Overall, our average net investment in total finance receivables at June 30, 2008 increased 1.7% to $730.3 million compared to $717.9 million at June 30, 2007.

	Three Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Interest income	$21,870	$22,151
Fee income	5,565	5,186

Interest and fee income	27,435	27,337
Interest expense	9,359	8,256

Net interest and fee income	$18,076	$19,081

Average total finance receivables (1)	$730,267	$717,893

Percent of average total finance receivables:
Interest income	11.98%	12.34%
Fee income	3.05	2.89

Interest and fee income	15.03	15.23
Interest expense	5.13	4.60

Net interest and fee margin	9.90%	10.63%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.
Net interest and fee margin. Net interest and fee income decreased $1.0 million, or 5.2%, to $18.1 million for the three months ended June 30, 2008 from $19.1 million for the three months ended June 30, 2007. The annualized net interest and fee margin decreased 73 basis points to 9.90% in the three-month period ended June 30, 2008 from 10.63% for the same period in 2007.
Interest income, net of amortized initial direct costs and fees, decreased $0.3 million, or 1.4%, to $21.9 million for the three-month period ended June 30, 2008 from $22.2 million for the three-month period ended June 30, 2007. The decrease in interest income was due principally to a 36 basis points decrease in average yield, partially offset by a 1.7% growth in average total finance receivables, which increased $12.4 million to $730.3 million at June 30, 2008 from $717.9 million at June 30, 2007. The weighted average implicit interest rate on new leases originated increased 86 basis points to 13.90% for the three-month period ended June 30, 2008 compared to 13.04% for the three-month period ended June 30, 2007.

Fee income increased $0.4 million, or 7.7%, to $5.6 million for the three-month period ended June 30, 2008 from $5.2 million for the three-month period ended June 30, 2007. The increase was primarily due to a $361,000 increase in administrative and late fee income. Fee income included approximately $1.5 million of net residual income for each three-month period ended June 30, 2008 and June 30, 2007. Fee income, as an annualized percentage of average total finance receivables, increased 16 basis points to 3.05% for the three-month period ended June 30, 2008 from 2.89% for the same period in 2007.
Interest expense increased $1.1 million to $9.4 million for the three-month period ended June 30, 2008 from $8.3 million for the same period in 2007. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies. Interest expense, as an annualized percentage of average total finance receivables, increased 53 basis points to 5.13% for the three-month period ended June 30, 2008, from 4.60% for the same period in 2007. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.
Interest expense on revolving and term secured borrowings, as an annualized percentage of weighted average borrowings, was 5.43% for the quarter ended June 30, 2008 compared to 5.18% for the same period in 2007. The higher cost reflects a shift in mix between fixed-rate term securitizations and variable-rate facilities, combined with the sequentially increasing cost of the term securitizations. The average balance for our warehouse facilities was $25.4 million for the three months ended June 30, 2008 compared to $129.0 million for the same period ended June 30, 2007. The average borrowing cost for our warehouse facilities was 4.22% for the quarter ended June 30, 2008, compared to 5.82% for the same period in 2007.
Interest costs on our August 2005, September 2006 and October 2007 issued term securitization borrowings increased over those issued in 2004 due to the higher interest rate environment. The coupon rate on the October 2007 securitization also reflects higher credit spreads due to general tightening of credit caused by recent stress and volatility in the financial markets. For the three months ended June 30, 2008, average term securitization borrowings outstanding were $621.9 million at a weighted average coupon of 5.48% compared with $508.1 million at a weighted average coupon of 4.70% for the same period in 2007. On September 21, 2006, we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing. On October 24, 2007, we closed on the issuance of our ninth term note securitization transaction in the amount of $440.5 million at a weighted average interest coupon approximating 5.70% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2007 term transaction to approximate an average of 6.32% over the term of the borrowing.
Effective March 12, 2008, the Company opened Marlin Business Bank, an industrial bank chartered by the State of Utah. Marlin Business Bank currently provides diversification of the Company’s funding sources through the issuance of FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships. For the three months ended June 30, 2008, average term certificates of deposit outstanding were $15.8 million at a weighted average interest rate of 4.17%.
Insurance and other income. Insurance and other income was $1.7 million for the three-month period ended June 30, 2008, compared to $1.6 million for the same period ended June 30, 2007, primarily due to higher insurance billings.
Salaries and benefits expense. Salaries and benefits expense increased $1.2 million, or 23.5%, to $6.3 million for the three months ended June 30, 2008 from $5.1 million for the same period in 2007. This increase is substantially due to costs associated with the staff reduction initiative discussed below and lower capitalized costs as a result of lower origination volumes. There was no compensation related to the factoring business for the three months ended June 30, 2008, compared to $108,000 for the same period in 2007. Compensation related to Marlin Business Bank totaled $160,000, compared to $119,000 for the same period in 2007.
As a financial services company, we are navigating through the current challenging economic environment. In response to this, on May 13, 2008, we reduced our staffing by approximately 14.7%. This action was part of an overall effort to reduce operating costs in light of our decision to moderate growth in fiscal 2008. Approximately 51 employees were affected as a result of the staff reduction. On May 13, 2008, we notified the affected employees. We incurred pre-tax costs in the three months ended June 30, 2008 of approximately $501,000 related to this action, almost all of which was related to severance costs. The total annualized pre-tax cost savings that are expected to result from this reduction are estimated to be approximately $2.6 million. Total personnel decreased to 291 at June 30, 2008 from 324 at June 30, 2007.
General and administrative expense. General and administrative expenses increased $713,000, or 21.2%, to $4.0 million for the three months ended June 30, 2008 from $3.3 million for the same period in 2007. The increase primarily related to marketing costs and professional fees. General and administrative expense as an annualized percentage of average total finance receivables was 2.19% for the three-month period ended June 30, 2008, compared to 1.83% for the three-month period ended June 30, 2007.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs increased $18,000, to $231,000 for the three-month period ended June 30, 2008 compared to the same period in 2007, primarily due to increased bank commitment fees. Commitment fees were $238,000 for the three-month period ended June 30, 2008 compared with $207,000 for the three-month period ended June 30, 2007.
Provision for credit losses. The provision for credit losses increased $3.0 million, or 85.7%, to $6.5 million for the three-month period ended June 30, 2008 from $3.5 million for the same period in 2007. The increase in the provision for credit losses was primarily the result of higher net charge-offs. Net charge-offs were $5.7 million for the three-month period ended June 30, 2008, compared to $3.2 million for the same period in 2007.
Provision for income taxes. The provision for income taxes decreased to $1.0 million for the three-month period ended June 30, 2008 from $3.4 million for the same period in 2007. The decrease is primarily attributable to the decrease in pretax income. The effective tax rate for the quarter ended June 30, 2008 was 36.7%, compared to 39.5% for the quarter ended June 30, 2007. We anticipate our effective tax rate for the full calendar year of 2008 to be approximately 41%.
Comparison of the Six Months Ended June 30, 2008 and 2007
Net income. Net income was $3.1 million for the six-month period ended June 30, 2008, resulting in diluted earnings per share of $0.25. Net income for the same period in 2007 was $10.2 million, or $0.83 diluted earnings per share.
Net income for the first six months of 2008 decreased 69.6%, or $7.1 million, compared to net income for the first six months of 2007. Diluted earnings per share for the first six months of 2008 decreased 69.9%, or $0.58, compared to the first six months of 2007. The provision for credit losses increased $6.6 million or 95.7%, to $13.5 million for the six-month period ended June 30, 2008 from $6.9 million for the same period in 2007. During the six months ended June 30, 2008, net interest and fee income decreased $2.0 million, primarily due to increased interest expense partially offset by growth in our investment in leases and loans.
During the six months ended June 30, 2008, we generated 13,112 new leases with a cost of $133.0 million compared to 17,062 leases with a cost of $199.9 million generated for the six months ended June 30, 2007. The reduction in volume was primarily due to our decision to lower approval rates in response to economic conditions. Overall, our average net investment in total finance receivables at June 30, 2008 increased 4.7% to $737.7 million compared to $704.6 million at June 30, 2007.

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Interest income	$44,823	$43,588
Fee income	11,159	10,801

Interest and fee income	55,982	54,389
Interest expense	19,606	15,967

Net interest and fee income	$36,376	$38,422

Average total finance receivables (1)	$737,721	$704,573

Percent of average total finance receivables:
Interest income	12.15%	12.37%
Fee income	3.03	3.07

Interest and fee income	15.18	15.44
Interest expense	5.32	4.53

Net interest and fee margin	9.86%	10.91%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.

Net interest and fee margin. Net interest and fee income decreased $2.0 million, or 5.2%, to $36.4 million for the six months ended June 30, 2008 from $38.4 million for the six months ended June 30, 2007. The annualized net interest and fee margin decreased 105 basis points to 9.86% in the six-month period ended June 30, 2008 from 10.91% for the same period in 2007.
Interest income, net of amortized initial direct costs and fees, increased $1.2 million, or 2.8%, to $44.8 million for the six-month period ended June 30, 2008 from $43.6 million for the six-month period ended June 30, 2007. The increase in interest income was due principally to a 4.7% growth in average total finance receivables, which increased $33.1 million to $737.7 million at June 30, 2008 from $704.6 million at June 30, 2007. The weighted average implicit interest rate on new leases originated increased 66 basis points to 13.58% for the six-month period ended June 30, 2008 compared to 12.92% for the six month period ended June 30, 2007.
Fee income increased $0.4 million to $11.2 million for the six-month period ended June 30, 2008 from $10.8 million for the same period in 2007. The increase was primarily due to a $383,000 increase in administrative and late fee income. Fee income included approximately $1.5 million of net residual income for each three-month period ended June 30, 2008 and June 30, 2007. Fee income, as an annualized percentage of average total finance receivables, decreased 4 basis points to 3.03% for the six-month period ended June 30, 2008 from 3.07% for the same period in 2007.
Interest expense increased $3.6 million to $19.6 million for the six-month period ended June 30, 2008 from $16.0 million for the same period in 2007. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies. Interest expense, as an annualized percentage of average total finance receivables, increased 79 basis points to 5.32% for the six-month period ended June 30, 2008, from 4.53% for the same period in 2007. This increase is primarily due to higher interest rates on the Company’s borrowings due to increased market interest rates.
Interest expense on revolving and term secured borrowings, as an annualized percentage of weighted average borrowings was 5.43% for the six-month period ended June 30, 2008 compared to 5.12% for the same period in 2007. The higher cost reflects a shift in mix between fixed-rate term securitizations and variable-rate facilities, combined with the sequentially increasing cost of the term securitizations. The average balance for our warehouse facilities was $15.4 million for the six months ended June 30, 2008 compared to $80.2 million for the same period ended June 30, 2007. The average borrowing cost for our warehouse facilities was 4.37% for the six-month period June 30, 2008, compared to 5.85% for the same period in 2007.
Interest costs on our August 2005, September 2006 and October 2007 issued term securitization borrowings increased over those issued in 2004 due to the higher interest rate environment. The coupon rate on the October 2007 securitization also reflects higher credit spreads due to general tightening of credit caused by recent stress and volatility in the financial markets. For the six months ended June 30, 2008, average term securitization borrowings outstanding were $669.3 million at a weighted average coupon of 5.45% compared with $543.8 million at a weighted average coupon of 4.69% for the same period in 2007. On September 21, 2006, we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing. On October 24, 2007, we closed on the issuance of our ninth term note securitization transaction in the amount of $440.5 million at a weighted average interest coupon approximating 5.70% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2007 term transaction to approximate an average of 6.32% over the term of the borrowing.
Insurance and other income. Insurance and other income was $3.5 million for the six-month period ended June 30, 2008, compared to $3.2 million for the same period ended June 30, 2007, primarily due to higher insurance billings.
Salaries and benefits expense. Salaries and benefits expense increased $1.4 million, or 13.0%, to $12.2 million for the six months ended June 30, 2008 from $10.8 million for the same period in 2007. This increase is substantially due to costs associated with the staff reduction initiative discussed below and lower capitalized costs as a result of lower origination volumes, partially offset by decreases in stock-based compensation and the discontinuance of the factoring business.
Expense related to stock-based compensation decreased by $192,000 for the six months ended June 30, 2008 compared to the same period in 2007, primarily due to revised performance and forfeiture assumptions. There was no compensation related to the factoring business for the six months ended June 30, 2008, compared to $229,000 for the same period in 2007. Compensation related to Marlin Business Bank totaled $279,000, compared to $246,000 for the same period in 2007.

As a financial services company, we are navigating through the current challenging economic environment. In response to this, on May 13, 2008, we reduced our staffing by approximately 14.7%. This action was part of an overall effort to reduce operating costs in light of our decision to moderate growth in fiscal 2008. Approximately 51 employees were affected as a result of the staff reduction. On May 13, 2008, we notified the affected employees. We incurred pre-tax costs in the three months ended June 30, 2008 of approximately $501,000 related to this action, almost all of which was related to severance costs. The total annualized pre-tax cost savings that are expected to result from this reduction are estimated to be approximately $2.6 million. Total personnel decreased to 291 at June 30, 2008 from 324 at June 30, 2007.
General and administrative expense. General and administrative expenses increased $1.7 million, or 25.8%, to $8.3 million for the six months ended June 30, 2008 from $6.6 million for the same period in 2007. Of this increase, $669,000 is due to increased marketing expenses, primarily related to business capital loans in the early part of the period. Additional increases primarily related to professional fees. General and administrative expense as an annualized percentage of average total finance receivables was 2.25% for the six-month period ended June 30, 2008, compared to 1.88% for the six-month period ended June 30, 2007.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs increased $138,000, to $597,000 for the six-month period ended June 30, 2008 compared to the same period in 2007, primarily due to increased bank commitment fees. Commitment fees were $593,000 for the six-month period ended June 30, 2008 compared with $451,000 for the six-month period ended June 30, 2007.
Provision for credit losses. The provision for credit losses increased $6.6 million, or 95.7%, to $13.5 million for the six-month period ended June 30, 2008 from $6.9 million for the same period in 2007. The increase in the provision for credit losses was primarily the result of higher net charge-offs. Net charge-offs were $11.7 million for the six-month period ended June 30, 2008, compared to $6.2 million for the same period in 2007.
Provision for income taxes. The provision for income taxes decreased to $2.1 million for the six-month period ended June 30, 2008 from $6.7 million for the same period in 2007. The decrease is primarily attributable to the decrease in pretax income. The effective tax rate for the six months ended June 30, 2008 was 41.2%, compared to 39.5% for the quarter ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 reflects the impact of a 2008 tax adjustment of $239,000 related to a true-up of our deferred tax accounts. We anticipate our effective tax rate for the full calendar year of 2008 to be approximately 41%.

FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans declined $34.5 million, or 4.5%, to $731.4 million at June 30, 2008, from $765.9 million at December 31, 2007. The Company is responding to current economic conditions with more restrictive credit standards, while continuing to pursue strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”
The activity of the allowance for credit losses and delinquent accounts follows:

					Year Ended
	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
	2008	2007	2008	2007	2007
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$12,074	$8,568	$10,988	$8,201	$8,201
Provision for credit losses	6,530	3,468	13,536	6,860	17,221
Charge-offs, net	(5,731)	(3,207)	(11,651)	(6,232)	(14,434)

Allowance for credit losses, end of period	$12,873	$8,829	$12,873	$8,829	$10,988

Annualized net charge-offs to average total finance receivables (1)	3.14%	1.79%	3.16%	1.77%	2.00%
Allowance for credit losses to total finance receivables, end of period (1)	1.79%	1.21%	1.79%	1.21%	1.47%
Average total finance receivables (1)	$730,267	$717,893	$737,721	$704,573	$721,900
Total finance receivables, end of period (1)	$719,783	$730,507	$719,783	$730,507	$749,571
Delinquencies greater than 60 days past due	$9,687	$5,824	$9,687	$5,824	$8,377
Delinquencies greater than 60 days past due (2)	1.16%	0.68%	1.16%	0.68%	0.95%
Allowance for credit losses to delinquent accounts greater than 60 days past due (2)	132.89%	151.60%	132.89%	151.60%	131.17%
Non-accrual leases and loans	$4,704	$2,449	$4,704	$2,449	$3,695
Renegotiated leases and loans	$8,143	$4,347	$8,143	$4,347	$6,987

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.

(2)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans and factoring receivables.
Net investments in finance receivables are charged-off when they are contractually past due for 121 days and are reported net of recoveries. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.
Net charge-offs for the three months ended June 30, 2008 were $5.7 million, or 3.14% of average total finance receivables, compared to $5.9 million, or 3.18% of average total finance receivables, for the three months ended March 31, 2008. Net charge-offs for the three months ended June 30, 2007 were $3.2 million, or 1.79% of average total finance receivables. Net charge-offs for the six months ended June 30, 2008 were $11.7 million, or 3.16% of average total finance receivables, compared to $6.2 million, or 1.77% of average total finance receivables for the six months ended June 30, 2007. Net charge-offs for the year ended December 31, 2007 were 2.00% of average total finance receivables. The increase in net charge-offs during the first six months of 2008 compared to prior periods is primarily due to (1) worsening general economic trends, (2) an increase in the charge-offs related to rate-sensitive industries and (3) the charge-off of a real estate related loan as discussed below.
During the fourth quarter of 2007, the Company increased its specific allowance for credit losses by an incremental $411,000, which represented the remaining outstanding balance of a real estate related loan that had resulted from the refinancing of a factoring receivable. The increased allowance was due to deterioration of the borrower’s financial condition. During the first quarter of 2008, this loan was charged off. Effective November 2007, the Company discontinued the origination of new factoring agreements, and has withdrawn from its factoring business that was in the pilot phase.
Excluding the impact of this factoring-related charge-off, net charge-offs for the three months ended June 30, 2008 were $5.7 million, or 3.14% of average total finance receivables, compared to $5.5 million, or 2.96% of average total finance receivables for the three months ended March 31, 2008. Excluding the impact of the factoring-related charge-off, net charge-offs for the six months ended June 30, 2008 were $11.2 million, or 3.05% of average total finance receivables, compared to $6.2 million, or 1.77% of average total finance receivables for the six months ended June 30, 2007.
The Company’s net charge-offs increased during 2007, primarily due to worsening general economic trends from the favorable experience of 2006. These trends have continued to worsen during 2008. The economic environment has most significantly impacted the performance of interest rate-sensitive industries in our portfolio, specifically companies in the construction, mortgage and real estate businesses. These industries comprised approximately 12% of the total portfolio at June 30, 2008. During 2007 and 2008, the Company increased collections activities and strengthened underwriting criteria for these industries and for the geographical areas most affected by these industries, specifically California and Florida. These trends continue to be closely monitored. When economic conditions improve, in combination with the impact of previously noted changes to our underwriting criteria, we expect to return to an annualized long-term net charge-off average of approximately 2.00% of average total finance receivables.
Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables) increased to 1.16% at June 30, 2008 from 1.10% at March 31, 2008 and 0.95% at December 31, 2007, primarily due to the worsening general economic trends.
We maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. The factors and trends discussed above were included in the Company’s analysis to determine its allowance for credit losses. (See “Critical Accounting Policies.”)
RESIDUAL PERFORMANCE
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of June 30, 2008, approximately 73% of our leases were one dollar purchase option leases, 22% were fair market value leases and 5% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of June 30, 2008, there were $51.2 million of residual assets retained on our Consolidated Balance Sheet, of which $39.6 million were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of June 30, 2008 and December 31, 2007, respectively.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the three months ended June 30, 2008, renewal income net of depreciation totaled $1.7 million compared to $1.6 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, renewal income net of depreciation totaled $3.4 million compared to $3.2 million for the six months ended June 30, 2007. For the three months ended June 30, 2008, net losses on residual values disposed at end of term totaled $221,000 compared to losses of $97,000 for the three months ended June 30, 2007. For the six months ended June 30, 2008, net losses on residual values disposed at end of term totaled $394,000 compared to losses of $183,000 for the six months ended June 30, 2007. The primary driver was a shift in the mix of the types of equipment disposed at the end of the term.
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

The opening of our wholly-owned subsidiary Marlin Business Bank, an industrial bank chartered by the State of Utah, on March 12, 2008 provides an additional funding source. Initially, FDIC-insured deposits will be raised via the brokered certificates of deposit market. For a description of Marlin Business Bank, see below in “Marlin Business Bank.”
Net cash provided by investing activities was $93.1 million for the six-month period ended June 30, 2008, compared to net cash used by investing activities of $66.4 million for the six-month period ended June 30, 2007. Investing activities primarily relate to lease origination activity and restricted cash balances.
Net cash used by financing activities was $112.4 million for the six-month period ended June 30, 2008, compared to net cash provided by financing activities of $37.9 million for the six-month period ended June 30, 2007. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $21.8 million for the six-month period ended June 30, 2008, compared to net cash provided by operating activities of $9.9 million for the six-month period ended June 30, 2007.
We expect cash from operations, additional borrowings on existing and future credit facilities, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We generally fund our originations and growth using advances under our revolving bank facility and our CP conduit warehouse facility. Total cash and cash equivalents available as of June 30, 2008 was $36.8 million compared to $34.3 million at December 31, 2007.
As of June 30, 2008, we also had $65.1 million of cash that was classified as restricted cash, compared to $141.1 million at December 31, 2007. Restricted cash consists primarily of the pre-funding cash reserve, and advance payment accounts related to our term note securitizations.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the Six Months Ended June 30, 2008				As of June 30, 2008
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)
Revolving bank facility(1)	$40,000	$35,700	$15,413	4.37%	$35,700	4.03%	$4,300
CP conduit warehouse facilities(1)	175,000	—	—	—	—	—	175,000
Term note securitizations(2)	—	744,167	669,315	5.45%	582,630	5.63%	—

	$215,000		$684,728	5.43%	$618,330	5.54%	$179,300

(1)	Subject to lease or loan eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Revolving Bank Facility
As of June 30, 2008 and December 31, 2007, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus a spread of 1.50% to 1.87%. The credit facility expires on March 31, 2009. There was $35.7 million outstanding under this facility at June 30, 2008 and no balance outstanding at December 31, 2007. For the six months ended June 30, 2008 and the year ended December 31, 2007, the Company incurred commitment fees on the unused portion of the credit facility of $76,000 and $186,000, respectively.

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
00-A Warehouse Facility — This facility totaled $125 million and expired in March 2008. The Company decided not to seek renewal of the facility, due to the availability of more diversified funding options at more favorable terms as a result of the opening of Marlin Business Bank. There were no outstanding borrowings under this facility at June 30, 2008 and December 31, 2007, and no outstanding borrowings during the six months ended June 30, 2008.
Marlin Business Bank is expected to provide up to $69 million in origination funding capacity in its first year of operations, up to $90 million in its second year, and up to $105 million in its third year and beyond.
02-A Warehouse Facility — This facility totals $175 million and expires in March 2009. This facility has the ability to utilize both leases and business capital loan products in the borrowing base. There were no outstanding borrowings under this facility at June 30, 2008 and there were no outstanding borrowings under this facility at December 31, 2007. For the year ended December 31, 2007, the weighted average interest rate was 5.84%.
Term Note Securitizations
Since our founding, we have completed nine on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned, special purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facility primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and because the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our Consolidated Balance Sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facility and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our revolving bank facility or CP conduit warehouse facility, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At June 30, 2008 and at December 31, 2007, outstanding term securitizations amounted to $582.6 million and $773.1 million, respectively.
On October 24, 2007, we closed on the issuance of our ninth term note securitization transaction in the amount of $440.5 million. This issuance has a similar structure to our 2006 term securitization with seven different classes of notes. Each class of notes has its own interest rate, repayment term and rating. The weighted average interest coupon of the 2007 term securitization will approximate 5.70% over the term of the financing. We entered into forward-starting interest-rate swap agreements in advance of pricing our 2007 term securitization to hedge against rising interest rates. The Company terminated these swap agreements simultaneously with the pricing of the term securitization issued in October 2007 and is amortizing the realized losses of $2.7 million to increase recorded interest expense over the term of the related borrowing. As a result of hedging activity and other transaction costs, we expect total interest expense on the 2007 term transaction to approximate an average of 6.32% over the term of the borrowing.
On September 21, 2006, we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million. This issuance has a similar structure to our 2005 term securitization with six different classes of notes. Each class of notes has its own interest rate, repayment term and rating. The weighted average interest coupon of the 2006 term securitization will approximate 5.51% over the term of the financing. We entered into forward-starting interest-rate swap agreements in advance of pricing our 2006 term securitization to hedge against rising interest rates. The Company terminated these swap agreements simultaneously with the pricing of the term securitization issued in September 2006 and is amortizing the realized gains of $3.7 million to reduce recorded interest expense over the term of the related borrowing. As a result of hedging activity and other transaction costs, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the borrowing.
Financial Covenants
Under the revolving bank facility, CP conduit warehouse facility and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions. Some of the critical financial and credit quality covenants under our borrowing arrangements as of June 30, 2008 include:

	Actual(1)	Requirement
Tangible net worth minimum	$140.2 million	$89.7 million
Debt-to-equity ratio maximum	4.60 to 1	10 to 1
Four-quarter rolling average interest coverage ratio minimum	2.84 to 1	1.50 to 1
Three-month rolling average lease portfolio charge-off ratio maximum	2.63%	3.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios presented elsewhere in this document.
A change in the Chief Executive Officer or Chief Operating Officer is an event of default under the revolving bank facility and CP conduit warehouse facility unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of service termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, both the revolving bank facility and the CP conduit warehouse facility contain cross default provisions whereby certain defaults under one facility would also be an event of default under the other facility. An event of default under the revolving bank facility or CP conduit warehouse facility could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.
None of the Company’s debt facilities contain subjective acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under conditions that are not objectively determinable (for example, “if a material adverse change occurs”).
As of June 30, 2008, the Company was in compliance with the terms of the revolving bank facility, the CP conduit warehouse facility and the term securitization agreements.
Marlin Business Bank (“Bank”)
On March 12, 2008, we announced the opening of Marlin Business Bank, after receiving approval from the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance. The Bank, an industrial bank chartered by the State of Utah, is wholly owned by Marlin Business Services Corp. In addition to further diversifying our funding sources, over time the Bank may add other product offerings to better serve our customer base. The Bank is subject to FDIC and Utah Department of Financial Institutions rules and regulations as described below in “Bank Capital and Regulatory Oversight.”
The Bank is expected to provide up to $69 million in origination funding capacity in its first year of operations, up to $90 million in its second year, and up to $105 million in its third year and beyond.
Initially, FDIC-insured deposits will be raised via the brokered certificates of deposit market. All deposits will be transacted via telephone, mail, and/or ACH and wire transfer. There will be limited, if any, face-to-face interaction with deposit and lease/loan customers in the Bank’s office. The Bank’s initial asset product offering will consist of small-ticket leasing and loans similar to what we originate currently. During the three months ended June 30, 2008, the Bank purchased $48.0 million in leases and loans from Marlin Leasing Corporation, funded primarily by $43.6 million of brokered certificates of deposit. For the three months ended June 30, 2008, average term certificates of deposit outstanding were $15.8 million at a weighted average interest rate of 4.17%.

We have assembled a team of experienced bank managers and directors to provide leadership for the Bank. Many of the operational aspects of the Bank are outsourced to Marlin Leasing Corporation.
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
Capital Requirements. The Bank is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital,” comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company will provide the necessary capital to maintain the Bank at “well-capitalized” status as defined by banking regulations. The Bank’s equity balance at June 30, 2008 was $12.2 million, which qualifies for “well-capitalized” status. At June 30, 2008 the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 41.53%, 23.51% and 24.76%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.
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
Dividends. The Bank may supply funds to its parent company or affiliates, subject to certain legal limitations contained in Utah state law. Under Utah law, an industrial bank may declare a dividend out of net profits after providing for all expenses, losses, interest and taxes accrued or due and after complying with required transfers to surplus accounts. In addition, it is possible that the FDIC, pursuant to its authority under FISA, could claim that a dividend payment might under some circumstances be an unsafe or unsound practice. Pursuant to the Order, the Bank shall pay no dividends during the first three years of operations without the prior written approval of the FDIC and the State of Utah.
Transfers of Funds and Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act and applicable regulations impose restrictions on the Bank that limit the transfer of funds by the Bank to the Company and certain of its affiliates, in the form of loans, extensions of credit, investments or purchases of assets. These transfers by the Bank to the Company or any other single affiliate are limited in amount to 10% of the Bank’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the Bank’s capital and surplus. These loans and extensions of credit are also subject to various collateral requirements. Sections 23A and 23B of the Federal Reserve Act and applicable regulations also require generally that the Bank’s transactions with its affiliates be on terms no less favorable to the Bank than comparable transactions with unrelated third parties. The Bank completed de novo purchases totaling approximately $48.0 million of eligible leases and loans from Marlin Leasing Corporation during the second quarter of 2008, which completed the anticipated de novo transactions allowed by the Order.

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
The number of shares of common stock repurchased by the Company during the second quarter of 2008 and the average price paid per share is as follows:

				Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of a Publicly	be Purchased Under
	Number of Shares	Average Price	Announced Plan or	the Plans or
Time Period	Purchased	Paid Per Share(1)	Program	Programs
April 1, 2008 to April 30, 2008	—	—	—	$12,402,596
May 1, 2008 to May 30, 2008	22,000	$7.04	22,000	12,247,637
June 1, 2008 to June 30, 2008	46,000	7.49	46,000	11,902,895

Total for the quarter ended June 30, 2008	68,000	$7.35	68,000	11,902,895

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
In addition to the repurchases disclosed above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 2,002 shares repurchased pursuant to the 2003 Plan during the second quarter of 2008, at an average cost of $6.56.
Contractual Obligations
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of June 30, 2008 were as follows:

	Contractual Obligations as of June 30, 2008
			Operating	Leased	Capital
	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2008	$171,735	$15,174	$5	$910	$5	$187,829
2009	218,967	19,960	10	1,816	11	240,764
2010	135,878	9,616	5	1,662	3	147,164
2011	68,278	3,546	1	1,521	—	73,346
2012	22,686	694	—	1,551	—	24,931
Thereafter	786	16	—	667	—	1,469

Total	$618,330	$49,006	$21	$8,127	$19	$675,503

(1)	Includes interest on term note securitizations only. Excludes interest on $35.7 million of revolving bank facility and CP conduit warehouse facility.

MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from zero to 37.5%, and averaged 9.9%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization.
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
We issued a term note securitization in July 2004 with certain classes of notes issued at variable rates to investors. We simultaneously entered into interest-rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. These interest-rate swap agreements are designated as cash flow hedges of the term note securitization. The fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets. During the first quarter of 2008, these interest-rate swap agreements reached their contractual expiration dates, concurrent with the maturing of the related borrowings.

The ineffectiveness related to these interest-rate swap agreements designated as cash flow hedges was not material for the six-month period ended June 30, 2008. The following tables summarize specific information regarding the active and terminated interest-rate swap agreements described above:
For Active Agreements:

		January,	December,	August,	August,
Inception Date	March, 2008	2008	2007	2007	2006	July, 2004
	October,	October,	October,	October,	October,
Commencement Date	2009	2009	2009	2008	2008	July, 2004
	(Dollars in thousands)
Notional amount:
June 30, 2008	$25,000	$25,000	$100,000	$100,000	$100,000	$—
December 31, 2007	$—	$—	$100,000	$100,000	$100,000	$3,066
For active agreements:
Fair value recorded in other assets (liabilities)
June 30, 2008	$409	$155	$316	$(2,165)	$(2,876)	$—
December 31, 2007	$—	$—	$(46)	$(2,010)	$(2,704)	$4
Unrealized gain (loss), net of tax, recorded in equity
June 30, 2008	$246	$93	$190	$(1,303)	$(1,730)	$—
December 31, 2007	$—	$—	$(28)	$(1,213)	$(1,632)	$2
For Terminated Agreements:

	August 2006/August	June/September,	October/December,
Inception Date	2007	2005	2004
Commencement Date	October, 2007	September, 2006	August, 2005
Termination Date	October, 2007	September, 2006	August, 2005
	(Dollars in thousands)
Notional amount	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity
June 30, 2008	$(1,082)	$649	$101
December 31, 2007	$(1,462)	$974	$229
Amortization recognized as increase (decrease) in interest expense
Six months ended June 30, 2008	$630	$(537)	$(214)
Year ended December 31, 2007	$255	$(1,543)	$(749)
Expected amortization during next 12 months as increase (decrease) in interest expense	$900	$(718)	$(263)
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $334,000 and $182,000 as of June 30, 2008 and December 31, 2007, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations. The notional amount of interest-rate caps owned as of June 30, 2008 and December 31, 2007 was $196.1 million and $227.0 million, respectively.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of June 30, 2008 and December 31, 2007, the notional amount of interest-rate cap agreements sold totaled $190.9 million and $214.8 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $334,000 and $182,000 as of June 30, 2008 and December 31, 2007, respectively.

The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of June 30, 2008.

	Scheduled Maturities by Calendar Year
						Total
					2012 &	Carrying
	2008	2009	2010	2011	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$136,035	$218,967	$135,878	$68,278	$23,472	$582,630
Average fixed rate	5.56%	5.74%	5.98%	6.36%	7.05%	5.88%
Variable-rate debt	$35,700	$—	$—	$—	$—	$35,700
Average variable rate	4.03%	—	—	—	—	4.03%
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
For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates for which our borrowings are indexed for the twelve month period ended June 30, 2008 would have been to reduce net interest and fee income by approximately $156,000 based on our average variable-rate borrowings of approximately $15.6 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates.
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
Items Subsequent to June 30, 2008
Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for under hedge accounting as prescribed by SFAS No. 133. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008 the Company discontinued the use of hedge accounting.
Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported in other comprehensive income until the pricing of the related term securitization. The derivative gain or loss recognized in accumulated other comprehensive income was then reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowing.
The derivative gain or loss accumulated in other comprehensive income as of June 30, 2008 will be reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowing, consistent with hedge accounting treatment. However, by discontinuing hedge accounting effective July 1, 2008 any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, will be recognized immediately in other income or expense. This change will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, in which the Board previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157, however, does not apply under accounting pronouncements that address share-based payment transactions, including SFAS No. 123(R) and its related interpretative pronouncements. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, also exclude provisions of SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the consolidated earnings or financial position of the Company. However, it resulted in additional disclosures as presented in Note 10.
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
On June 16, 2008, the FASB issued FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP No. EITF 03-6-1. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact on the Company’s condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The information appearing in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Interest Rate Risk and Sensitivity” under Item 2 of Part I of this Form 10-Q is incorporated herein by reference.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The number of shares of common stock repurchased by the Company during the second quarter of 2008 and the average price paid per share is as follows:

				Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	Number of		Part of a Publicly	be Purchased Under
	Shares	Average Price	Announced Plan or	the Plans or
Time Period	Purchased	Paid Per Share(1)	Program	Programs
April 1, 2008 to April 30, 2008	—	—	—	$12,402,596
May 1, 2008 to May 30, 2008	22,000	$7.04	22,000	12,247,637
June 1, 2008 to June 30, 2008	46,000	7.49	46,000	11,902,895

Total for the quarter ended June 30, 2008	68,000	$7.35	68,000	11,902,895

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
In addition to the repurchases disclosed above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 2,002 shares repurchased pursuant to the 2003 Plan during the second quarter of 2008, at an average cost of $6.56.
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters To A Vote Of Security Holders
On May 22, 2008, the Registrant held its Annual Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders re-elected seven existing Directors to serve until the 2009 Annual Meeting of Shareholders and until their successors are elected and qualified. The vote on each Director is set forth below:

Name	For	Withheld
Daniel P. Dyer	11,138,731 shares	72,612 shares
John J. Calamari	10,951,503 shares	259,840 shares
Lawrence J. DeAngelo	11,131,191 shares	80,152 shares
Edward Grzedzinski	7,885,580 shares	3,325,763 shares
Kevin J. McGinty	10,948,173 shares	263,170 shares
Matthew J. Sullivan	11,135,891 shares	75,452 shares
James W. Wert	10,956,573 shares	254,770 shares
At the Meeting, the shareholders voted to increase by 1,200,000 the number of shares of common stock authorized for issuance under the Corporation’s 2003 Equity Compensation Plan (the “Plan”) and to approve the Plan, as amended. The vote on this matter is set forth below:

For	Against	Abstain	Broker Non-Vote
7,103,769 shares	3,277,474 shares	2,397 shares	827,703 shares
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit
Number	Description

10.1	Marlin Business Services Corp. 2003 Equity Compensation Plan, as Amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2008, and incorporated by reference herein.)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARLIN BUSINESS SERVICES CORP. (Registrant)
By:	/s/ Daniel P. Dyer	Chief Executive Officer
	Daniel P. Dyer	(Chief Executive Officer)

By:	/s/ Lynne C. Wilson	Chief Financial Officer & Senior Vice President
	Lynne C. Wilson	(Principal Financial Officer)

Date: August 5, 2008