Form 10-Q
period 2008-09-30
MARLIN BUSINESS SERVICES CORP
filed 2008-11-04
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Yes ☐ No ☑
At October 24, 2008, 12,227,891 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2008

PART I. Financial Information
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Dollars in thousands, except per-share data)
	(Unaudited)
ASSETS
Cash and cash equivalents	$17,151	$34,347
Restricted cash	64,294	141,070
Net investment in leases and loans	702,095	765,938
Property and equipment, net	2,953	3,266
Property tax receivables	562	539
Fair value of cash flow hedge derivatives	—	4
Other assets	16,863	14,490

Total assets	$803,918	$959,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving and term secured borrowings	$565,914	$773,085
Deposits	47,172	—
Other liabilities:
Fair value of cash flow hedge derivatives	4,727	4,760
Sales and property taxes payable	8,716	5,756
Accounts payable and accrued expenses	10,079	10,226
Deferred income tax liability	14,861	15,682

Total liabilities	651,469	809,509

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,227,391 and 12,201,304 shares issued and outstanding, respectively	122	122
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	83,666	84,429
Stock subscription receivable	(5)	(7)
Accumulated other comprehensive loss	(2,182)	(3,130)
Retained earnings	70,848	68,731

Total stockholders’ equity	152,449	150,145

Total liabilities and stockholders’ equity	$803,918	$959,654

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per-share data)
	(Unaudited)
Income:
Interest income	$21,062	$22,622	$65,884	$66,210
Fee income	5,855	5,685	17,013	16,486

Interest and fee income	26,917	28,307	82,897	82,696
Interest expense	8,790	8,768	28,396	24,735

Net interest and fee income	18,127	19,539	54,501	57,961
Provision for credit losses	8,602	3,966	22,137	10,826

Net interest and fee income after provision for credit losses	9,525	15,573	32,364	47,135
Insurance and other income	1,712	1,659	5,182	4,888

Net interest and other revenue after provision for credit losses	11,237	17,232	37,546	52,023

Loss on derivatives and hedging activities	(3,280)	—	(3,280)	—

Non-interest expense
Salaries and benefits	5,620	5,257	17,835	16,087
General and administrative	3,333	3,447	11,629	10,080
Financing related costs	370	202	967	662

Non-interest expense	9,323	8,906	30,431	26,829

Income (loss) before income taxes	(1,366)	8,326	3,835	25,194
Income taxes	(425)	3,298	1,718	9,961

Net income (loss)	$(941)	$5,028	$2,117	$15,233

Basic earnings (loss) per share	$(0.08)	$0.41	$0.18	$1.26
Diluted earnings (loss) per share	$(0.08)	$0.41	$0.18	$1.24

Weighted average shares used in computing basic earnings (loss) per share	11,843,300	12,155,152	11,899,731	12,066,077
Weighted average shares used in computing diluted earnings (loss) per share	11,843,300	12,355,484	12,013,961	12,310,198
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)
	(Unaudited)
Balance, December 31, 2006	12,030,259	$120	$81,850	$(18)	$1,892	$50,445	$134,289
Issuance of common stock	17,994	—	290	—	—	—	290
Repurchase of common stock	(122,000)	(1)	(1,613)	—	—	—	(1,614)
Exercise of stock options	217,417	2	1,742	—	—	—	1,744
Tax benefit on stock options exercised	—	—	1,220	—	—	—	1,220
Stock option compensation recognized, net of tax	—	—	413	—	—	—	413
Payment of receivables	—	—	—	11	—	—	11
Restricted stock grant	57,634	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	527	—	—	—	527
Net unrealized losses on cash flow hedge derivatives, net of tax	—	—	—	—	(5,022)	—	(5,022)
Net income	—	—	—	—	—	18,286	18,286

Balance, December 31, 2007	12,201,304	$122	$84,429	$(7)	$(3,130)	$68,731	$150,145
Issuance of common stock	14,238	—	94	—	—	—	94
Repurchase of common stock	(230,713)	(2)	(1,997)	—	—	—	(1,999)
Exercise of stock options	46,616	—	145	—	—	—	145
Tax benefit on stock options exercised	—	—	102	—	—	—	102
Stock option compensation recognized, net of tax	—	—	192	—	—	—	192
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	195,946	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	703	—	—	—	703
Net change related to cash flow hedge derivatives, net of tax	—	—	—	—	948	—	948
Net income	—	—	—	—	—	2,117	2,117

Balance, September 30, 2008	12,227,391	$122	$83,666	$(5)	$(2,182)	$70,848	$152,449

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,117	$15,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,160	2,148
Stock-based compensation	843	781
Excess tax benefits from stock-based payment arrangements	(102)	(1,197)
Amortization of deferred net gain on cash flow hedge derivatives	(153)	(1,826)
Decrease in fair value of cash flow hedge derivatives	2,160	—
Cash flow hedge losses reclassified from accumulated other comprehensive loss	1,120	—
Provision for credit losses	22,137	10,826
Deferred taxes	(1,381)	(3,413)
Amortization of deferred initial direct costs and fees	12,630	11,847
Deferred initial direct costs and fees	(8,055)	(14,631)
Loss on equipment disposed	638	344
Effect of changes in other operating items:
Other assets	(3,495)	658
Other liabilities	1,257	(499)

Net cash provided by operating activities	31,876	20,271

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(198,456)	(294,790)
Principal collections on leases and loans	232,812	222,176
Security deposits collected, net of returns	(1,998)	(1,595)
Proceeds from the sale of equipment	4,134	3,806
Acquisitions of property and equipment	(639)	(773)
Change in restricted cash	76,776	(10,929)

Net cash provided by (used by) investing activities	112,629	(82,105)

Cash flows from financing activities:
Issuances of common stock	96	182
Repurchases of common stock	(1,999)	—
Exercise of stock options	145	1,648
Excess tax benefits from stock-based payment arrangements	102	1,197
Debt issuance costs	(46)	(131)
Term securitization repayments	(261,932)	(204,180)
Secured bank facility advances	69,104	160,652
Secured bank facility repayments	(34,276)	(133,960)
Warehouse advances	25,911	242,046
Warehouse repayments	(5,978)	(21,319)
Increase in deposits	47,172	—

Net cash provided by (used by) financing activities	(161,701)	46,135

Net decrease in cash and cash equivalents	(17,196)	(15,699)
Cash and cash equivalents, beginning of period	34,347	26,663

Cash and cash equivalents, end of period	$17,151	$10,964

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,136	$25,230
Cash paid for income taxes	2,660	13,366
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
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2008 and the results of operations for the three- and nine-month periods ended September 30, 2008 and 2007, and cash flows for the nine-month periods ended September 30, 2008 and 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 5, 2008. The consolidated results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation.
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
Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the degree we add new leases and loans to our portfolios, or to the degree credit quality is worse than expected, we record expense to increase the allowance for credit losses for the estimated net losses inherent in our portfolios. Actual losses may vary from current estimates.
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

Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by SFAS No. 133. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term securitization. The derivative gain or loss recognized in accumulated other comprehensive income is then reclassified into earnings as an adjustment to interest expense over the terms of the related borrowings.
While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in gain (loss) on derivatives and hedging activities. This change creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
For the forecasted transactions that are probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of June 30, 2008 will be reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income is recognized in earnings immediately.
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
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At September 30, 2008, there have been no material changes to the liability for uncertain tax positions and there are no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2002 through 2007 are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Minimum lease payments receivable	$787,515	$865,156
Estimated residual value of equipment	51,091	50,798
Unearned lease income, net of initial direct costs and fees deferred	(123,447)	(137,909)
Security deposits	(13,145)	(15,144)
Loans, net of unamortized deferred fees and costs	14,420	14,025
Allowance for credit losses	(14,339)	(10,988)

	$702,095	$765,938

At September 30, 2008, a total of $654.4 million of minimum lease payments receivable are assigned as collateral for revolving and term secured borrowings.
Initial direct costs net of fees deferred were $22.8 million and $27.4 million as of September 30, 2008 and December 31, 2007, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At September 30, 2008 and December 31, 2007, $40.0 million and $38.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets were related to copiers. Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, is as follows as of September 30, 2008:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)
Period Ending December 31:
2008	$91,215	$19,652
2009	305,028	56,014
2010	209,203	30,150
2011	120,302	13,207
2012	51,703	4,031
Thereafter	10,064	393

	$787,515	$123,447

NOTE 4 — Allowance for Credit Losses
Net investments in leases and loans are charged-off when they are contractually past due for 121 days based on the historical net loss rates realized by the Company.
Activity in this account is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$12,873	$8,829	$10,988	$8,201
Current provisions	8,602	3,966	22,137	10,826
Charge-offs, net	(7,136)	(3,400)	(18,786)	(9,632)

Balance, end of period	$14,339	$9,395	$14,339	$9,395

NOTE 5 — Other Assets
Other assets are comprised of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Derivative collateral	$8,216	$4,361
Accrued fees receivable	3,470	3,361
Deferred transaction costs	1,565	2,739
Prepaid expenses	1,626	1,268
Other	1,986	2,761

	$16,863	$14,490

NOTE 6 — Contingencies
The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 7 — Deposits
Effective March 12, 2008, the Company opened Marlin Business Bank, an industrial bank chartered by the State of Utah. Marlin Business Bank currently provides diversification of the Company’s funding sources through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships. As of September 30, 2008, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2008	$—
2009	19,460
2010	10,028
2011	7,556
2012	5,702
Thereafter	4,426

$47,172

All time deposits are in denominations of less than $100,000. The weighted average all-in interest rate of deposits outstanding at September 30, 2008 was 4.15%.

NOTE 8 — Revolving and Term Secured Borrowings
Scheduled principal and interest payments on outstanding debt as of September 30, 2008 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)
Period Ending December 31,
2008	$117,453	$13,379
2009	219,401	17,062
2010	136,186	7,785
2011	68,841	2,622
2012	23,158	383
Thereafter	875	5

	$565,914	$41,236

(1)	Includes interest on term note securitizations only. Excludes interest on $54.8 million of revolving bank facility and commercial paper (“CP”) conduit warehouse facility.
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
The Company has entered into various forward starting interest-rate swap agreements related to anticipated term note securitization transactions. Prior to July 1, 2008, these interest-rate swap agreements were designated and accounted for as cash flow hedges of specific term note securitization transactions, as prescribed by SFAS No. 133. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term securitization.
Prior to July 1, 2008, expected hedge effectiveness for SFAS No. 133 was assessed using the dollar-offset “change in variable cash flows” method which involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable side of the interest-rate swap to the present value of the cumulative change in the expected future cash flows on the hedged floating-rate asset or liability. The Company retrospectively measured ineffectiveness using the same methodology. The gain or loss from the effective portion of a derivative designated as a cash flow hedge was recorded in other comprehensive income and the gain or loss from the ineffective portion was reported in earnings. The derivative gain or loss recognized in accumulated other comprehensive income is then reclassified into earnings as an adjustment to interest expense over the terms of the related borrowings.
While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in gain (loss) on derivatives and hedging activities. This change creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
For the forecasted transactions that are probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of June 30, 2008 will be reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable, the related gain or loss in accumulated other comprehensive income is recognized in earnings immediately.
At September 30, 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by SFAS 133. As a result, a $1.1 million pretax ($674,000 after tax) loss was reclassified from accumulated other comprehensive income into loss on derivatives and hedging activities for the three months ended September 30, 2008, for the related cash flow hedges.
In July 2004, we issued a term note securitization with certain classes of notes issued at variable rates to investors. We simultaneously entered into interest-rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. These interest-rate swap agreements are designated as cash flow hedges of the term note securitization. The fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets. During the first quarter of 2008, these interest-rate swap agreements reached their contractual expiration dates, concurrent with the maturing of the related borrowings.
The following tables summarize specific information regarding the active and terminated interest-rate swap agreements described above:
For Active Agreements:

Inception Date	March, 2008	January, 2008	December, 2007	August, 2007	August, 2006	July, 2004

Commencement Date	October, 2009	October, 2009	October, 2009	October, 2008	October, 2008	July, 2004
	(Dollars in thousands)

Notional amount:
September 30, 2008	$25,000	$25,000	$100,000	$100,000	$50,000	$—
December 31, 2007	$—	$—	$100,000	$100,000	$100,000	$3,066
For active agreements:
Fair value recorded in other assets (liabilities)
September 30, 2008	$199	$(58)	$(531)	$(2,659)	$(1,678)	$—
December 31, 2007	$—	$—	$(46)	$(2,010)	$(2,704)	$4
Unrealized gain (loss), net of tax, recorded in equity
September 30, 2008	$246	$93	$190	$(629)	$(857)	$—
December 31, 2007	$—	$—	$(28)	$(1,213)	$(1,632)	$2
For Terminated Agreements:

		August 2006/August		October/December,
Inception Date	August, 2006	2007	June/September, 2005	2004

Commencement Date	October, 2008	October, 2007	September, 2006	August, 2005

Termination Date	September, 2008	October, 2007	September, 2006	August, 2005
		(Dollars in thousands)
Notional amount	$50,000	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(1,595)	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity
September 30, 2008	$(874)	$(921)	$516	$54
December 31, 2007	$—	$(1,462)	$974	$229
Amortization recognized as increase (decrease) in interest expense
Nine months ended September 30, 2008	$—	$898	$(759)	$(292)
Year ended December 31, 2007	$—	$255	$(1,543)	$(749)
Expected amortization during next 12 months as increase (decrease) in interest expense	$616	$794	$(611)	$(89)
The Company recorded a loss on derivatives and hedging activities for the periods indicated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Change in fair value of derivative contracts	$(2,160)	$—	$(2,160)	$—
Cash flow hedging losses on forecasted transactions no longer probable of occurring(1)	(1,120)	—	(1,120)	—

Loss on derivatives and hedging activities	$(3,280)	$—	$(3,280)	$—

(1)	Reclassified from accumulated other comprehensive income

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $286,000 and $182,000 as of September 30, 2008 and December 31, 2007, respectively. The notional amount of interest- rate caps owned as of September 30, 2008 and December 31, 2007 was $181.4 million and $227.0 million, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of September 30, 2008 and December 31, 2007, the notional amount of interest-rate cap sold agreements totaled $178.5 million and $214.8 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $286,000 and $182,000 as of September 30, 2008 and December 31, 2007, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations.
NOTE 10 — Fair Value Measurements
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.
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
Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2008:

	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)
Assets
Interest-rate caps purchased	$—	$286	$—	$286
Interest-rate swaps	—	—	—	—

Liabilities
Interest-rate caps sold	—	286	—	286
Interest-rate swaps	—	4,727	—	4,727

NOTE 11 — Comprehensive Income (Loss)
The following table details the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income (loss), as reported	$(941)	$5,028	$2,117	$15,233

Other comprehensive income (loss):
Changes in fair values of cash flow hedge derivatives	—	(4,366)	593	(2,978)
Reclassification of cash flow hedging losses on forecasted transactions no longer probable of occurring (1)	1,120	—	1,120	—
Amortization of net deferred gain on cash flow hedge derivatives	(32)	(536)	(153)	(1,826)
Tax effect	(434)	1,940	(612)	1,906

Total other comprehensive income (loss)	654	(2,962)	948	(2,898)

Comprehensive income (loss)	$(287)	$2,066	$3,065	$12,335

(1)	Reclassified to Loss on derivatives and hedging activities
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
The Company purchased 62,015 shares of its common stock for $500,000 during the quarter ended September 30, 2008. The Company purchased 228,415 shares of its common stock for $2.0 million during the nine months ended September 30, 2008. At September 30, 2008, the Company had $11.4 million remaining in its stock repurchase plan authorized by the Board. In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 296 shares repurchased pursuant to the 2003 Plan during the third quarter of 2008, at an average cost of $8.28.
Regulatory Capital Requirements
On March 12, 2008, we announced the opening of Marlin Business Bank (“Bank”), after receiving approval from the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance. The Bank, an industrial bank chartered by the State of Utah, is wholly owned by Marlin Business Services Corp. In addition to further diversifying our funding sources, over time the Bank may add other product offerings to better serve our customer base. The Bank is subject to FDIC and Utah Department of Financial Institutions rules and regulations.
On October 21, 2008, Marlin Business Bank filed an application with the Utah Department of Financial Institutions to convert its charter from an Industrial Bank to a state chartered Commercial Bank. As part of the charter conversion process, Marlin Business Bank intends to file an application for membership in the Federal Reserve System, and the Company intends to file an application with the Federal Reserve to become a bank holding company under the Bank Holding Company Act of 1956, as amended.
The Bank is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company will provide the necessary capital to maintain the Bank at “well-capitalized” status as defined by banking regulations. The Bank’s equity balance at September 30, 2008 was $12.9 million, which met all capital requirements to which the Bank is subject and qualified for “well-capitalized” status. At September 30, 2008, the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 22.25%, 21.54% and 22.79%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.
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
Earnings (Loss) Per Common Share (“EPS”)
The following is a reconciliation of net income (loss) and shares used in computing basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per-share data)

Net income (loss)	$(941)	$5,028	$2,117	$15,233

Weighted average common shares outstanding used in computing basic EPS	11,843,300	12,155,152	11,899,731	12,066,077
Effect of dilutive securities:
Stock options and restricted stock	—	200,332	114,230	244,121

Adjusted weighted average common shares used in computing diluted EPS	11,843,300	12,355,484	12,013,961	12,310,198

Net earnings (loss) per common share:
Basic	$(0.08)	$0.41	$0.18	$1.26

Diluted	$(0.08)	$0.41	$0.18	$1.24

For the three-month periods ended September 30, 2008 and September 30, 2007, options to purchase 757,839 and 379,955 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.
When computing diluted loss per share, all potential common shares, including stock options and restricted stock, are anti-dilutive to the loss per common share calculation. Therefore, for the three-month period ended September 30, 2008, the effect of 125,009 potential common shares have not been considered for diluted EPS purposes.
The shares used in computing diluted earnings per share exclude options to purchase 701,744 and 268,291 shares of common stock for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively, as inclusion of such shares would be anti-dilutive.

NOTE 13 — Stock-Based Compensation
Under the terms of the 2003 Plan, employees, certain consultants and advisors, and non-employee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants was increased from 2,100,000 to 3,300,000 at the annual meeting of shareholders on May 22, 2008. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 1,052,948 shares available for future grants under the 2003 Plan as of September 30, 2008.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. Of the total options granted during the nine-month period ended September 30, 2008, 136,845 shares are contingent on performance factors. The Company has recognized expense related to performance options based on the most probable performance assumptions as of September 30, 2008.
The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
The fair value of each stock option granted during the three- and nine-month periods ended September 30, 2008 and 2007 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the three-month period ended September 30, 2008 was $3.34. There were no stock options issued during the three-month period ended September 30, 2007. The weighted-average grant-date fair value of stock options issued for the nine-month periods ended September 30, 2008 and 2007 was $3.25 and $8.02 per share, respectively.
The following weighted average assumptions were used for valuing option grants made during the three- and nine-month periods ended September 30, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.99%	n/a	2.45%	4.51%
Expected life (years)	5	n/a	5	5
Expected volatility	35%	n/a	35%	35%
Expected dividends	—	—	—	—
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
The following is a summary of option activity for the nine months ended September 30, 2008:

		Weighted
		Average
Options	Shares	Exercise Price
Outstanding at January 1, 2008	727,184	$13.20
Granted	271,926	9.29
Exercised	(46,616)	3.12
Forfeited	(36,949)	17.46
Expired	—	—

Outstanding at September 30, 2008	915,545	12.38

During the three-month periods ended September 30, 2008 and September 30, 2007, the Company recognized total compensation expense related to options of $121,000 and $100,000, respectively. During the nine-month periods ended September 30, 2008 and September 30, 2007, the Company recognized total compensation expense related to options of $320,000 and $360,000, respectively.
The total pretax intrinsic value of stock options exercised was $56,000 and $93,000, respectively, for the three-month periods ended September 30, 2008 and September 30, 2007. The total pretax intrinsic value of stock options exercised was $257,000 and $2.9 million, respectively, for the nine-month periods ended September 30, 2008 and September 30, 2007. The related tax benefits realized from the exercise of stock options for the three-month periods ended September 30, 2008 and September 30, 2007 were $27,000 and $37,000, respectively. The related tax benefits realized from the exercise of stock options for the nine-month periods ended September 30, 2008 and September 30, 2007 were $102,000 and $1.2 million, respectively.
The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2008:

Options Outstanding					Options Exercisable
		Weighted		Aggregate				Aggregate
		Average	Weighted	Intrinsic		Weighted	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Average Remaining	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(In thousands)	Exercisable	Life (Years)	Exercise Price	(In thousands)
$3.39	101,770	3.5	$3.39	$518	101,770	3.5	$3.39	$518
$4.23 — 5.01	58,641	1.5	4.34	243	58,641	1.5	4.34	243
$7.61 — 10.18	373,875	5.5	9.53	28	106,645	3.2	10.18	—
$14.00 — 16.02	89,401	5.4	14.80	—	73,912	5.3	14.65	—
$17.52 — 22.23	291,858	4.6	20.04	—	127,110	4.3	19.35	—

	915,545	4.7	12.38	$789	468,078	3.7	11.17	$761

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.48 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.
As of September 30, 2008, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $803,000 and the weighted average period over which these awards are expected to be recognized was 1.6 years, based on the most probable performance assumptions as of September 30, 2008. In the event maximum performance targets are achieved, an additional $1.3 million of compensation cost would be recognized over a weighted average period of 2.5 years.
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
Of the total restricted stock awards granted during the nine-month period ended September 30, 2008, 41,319 shares may be subject to accelerated vesting based on performance factors; no shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of September 30, 2008.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.

The following table summarizes the activity of the non-vested restricted stock during the nine months ended September 30, 2008:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2008	218,248	$20.17
Granted	214,533	7.75
Vested	(13,934)	19.23
Forfeited	(13,221)	17.81

Non-vested restricted stock at September 30, 2008	405,626	13.71

During the three-month periods ended September 30, 2008 and September 30, 2007, the Company granted restricted stock awards with grant date fair values totaling $532,000 and $165,000, respectively. During each of the nine-month periods ended September 30, 2008 and September 30, 2007, the Company granted restricted stock awards with grant date fair values totaling $1.7 million.
As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $273,000 and $49,000 of compensation expense related to restricted stock for the three-month periods ended September 30, 2008 and September 30, 2007, respectively. The Company recognized $523,000 and $421,000 of compensation expense related to restricted stock for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively.
As of September 30, 2008, there was $3.0 million of unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over a weighted average period of 3.7 years, based on the most probable performance assumptions as of September 30, 2008. In the event maximum performance targets are achieved, an additional $790,000 of compensation cost would be recognized over a weighted average period of 1.1 years.
There were 2,469 shares that vested during the three-month period ended September 30, 2008 and 13,934 shares that vested during the nine-month period ended September 30, 2008. The fair value of shares that vested during the three-month period ended September 30, 2008 was $20,000. The fair value of shares that vested during the nine-month period ended September 30, 2008 was $113,000.
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
Overview
We are a nationwide provider of equipment financing and working capital solutions, primarily to small businesses. We finance over 70 categories of commercial equipment important to our end user customers including copiers, certain commercial and industrial equipment, computers, telecommunications equipment, and security systems. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2008, our lease portfolio consisted of approximately 115,000 accounts with an average original term of 48 months and average original transaction size of approximately $10,900.
In November 2006, we announced the introduction of business capital loans. Business capital loans provide small business customers access to credit through term loans.
Since our founding in 1997, we have grown to $803.9 million in total assets at September 30, 2008 and have added four regional sales offices to help us penetrate certain targeted markets. We opened our most recent regional sales office in Salt Lake City, Utah in 2006. Our assets are substantially comprised of our net investment in leases which totaled $688.5 million at September 30, 2008. Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio.
As a financial services company, we are navigating through the current challenging economic environment. In response to this, on May 13, 2008, we reduced our staffing by approximately 14.7%. This action was part of an overall effort to reduce operating costs in light of our decision to moderate growth in fiscal 2008. Approximately 51 employees were affected as a result of the staff reduction. On May 13, 2008, we notified the affected employees. We incurred pretax costs in the three months ended June 30, 2008 of approximately $501,000 related to this action, almost all of which was related to severance costs. The total annualized pretax cost savings that are expected to result from this reduction are estimated to be approximately $2.6 million.
On March 11, 2008, we received approval from the Federal Deposit Insurance Corporation for federal deposit insurance for our wholly-owned subsidiary, Marlin Business Bank, an industrial bank chartered by the State of Utah. Marlin Business Bank commenced operations effective March 12, 2008. Initially, Marlin Business Bank will diversify the Company’s funding sources and, over time, the Bank may add other product offerings to better serve our customer base. On October 21, 2008, Marlin Business Bank filed an application with the Utah Department of Financial Institutions to convert its charter from an Industrial Bank to a state chartered Commercial Bank. As part of the charter conversion process, Marlin Business Bank intends to file an application for membership in the Federal Reserve System, and the Company intends to file an application with the Federal Reserve to become a bank holding company under the Bank Holding Company Act of 1956, as amended.
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

	Nine Months
	Ended
	September 30,	As of or For the Year Ended December 31,
	2008	2007	2006	2005	2004	2003
Number of sales account executives	91	118	100	103	100	84
Number of originating sources(1)	1,040	1,246	1,295	1,295	1,244	1,147

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended September 30, 2008, our annualized net credit losses were 4.04% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio.

Our leases are classified under generally accepted accounting principles in the United States of America (“GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 73.6% of our lease portfolio at September 30, 2008 amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate financing sources consist of a revolving bank facility and a commercial paper (“CP”) conduit warehouse facility. We issue fixed-rate term debt through the asset-backed securitization market. Typically, leases are funded through variable-rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of September 30, 2008, $511.2 million, or 90.3%, of our borrowings were fixed-rate term note securitizations.
Since we initially finance our fixed-rate leases with variable-rate financing, our earnings are exposed to interest rate risk should interest rates rise before we complete our fixed-rate term note securitizations. We generally benefit in times of falling and low interest rates. We are also dependent upon obtaining future financing to refinance our revolving bank facility and CP conduit warehouse facility in order to grow our lease portfolio. We have historically completed a fixed-rate term note securitization approximately once a year. Failure to obtain such financing, or other alternate financing, may significantly restrict our growth and future financial performance. We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting pursuant to SFAS No. 133.
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
Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the degree we add new leases and loans to our portfolio, or to the degree credit quality is worse than expected, we record expense to increase the allowance for credit losses for the estimated net losses inherent in our portfolios.
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
Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by SFAS No. 133. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term securitization. The derivative gain or loss recognized in accumulated other comprehensive income is then reclassified into earnings as an adjustment to interest expense over the terms of the related borrowings.
While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in gain (loss) on derivatives and hedging activities. This change creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
For the forecasted transactions that are probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of June 30, 2008 will be reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income is recognized in earnings immediately.
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
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition or results of operations as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At September 30, 2008, there have been no material changes to the liability for uncertain tax positions and no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2002 through 2007 are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2008 and 2007
Net income. A net loss of $941,000 was reported for the three-month period ended September 30, 2008, resulting in a diluted loss per share of $0.08. Net income for the same period in 2007 was $5.0 million, or $0.41 diluted earnings per share.
The net loss for the third quarter of 2008 represented a decrease of 118.7%, or $5.9 million, compared to third quarter 2007 net income. The diluted loss per share for the third quarter of 2008 represented a decrease of 119.5%, or $0.49, compared to third quarter 2007. The provision for credit losses increased $4.6 million, or 115.0%, to $8.6 million for the three-month period ended September 30, 2008 from $4.0 million for the same period in 2007. During the three months ended September 30, 2008, net interest and fee income decreased $1.4 million, primarily due to the combination of a 3.7% decrease in average total finance receivables and a 40 basis point decrease in overall net interest and fee margin.
The net loss for the third quarter of 2008 reflects an after-tax charge of approximately $1.3 million due to the change in market value of derivatives, and an after-tax charge of approximately $0.7 million due to the reclassification into earnings from accumulated other comprehensive income related to a hedged forecasted transaction no longer anticipated to occur. Excluding these after-tax charges totaling $2.0 million, or $0.17 diluted earnings per share, net income for the third quarter of 2008 would have been $1.1 million, a decrease of 78.0%, or $3.9 million, compared to third quarter 2007 net income.
During the three months ended September 30, 2008, we generated 5,837 new leases with a cost of $59.0 million compared to 7,609 new leases with a cost of $86.2 million generated for the three months ended September 30, 2007. The reduction in volume was primarily due to our decision to lower approval rates in response to economic conditions. Overall, our average net investment in total finance receivables at September 30, 2008 decreased 3.7% to $706.5 million compared to $733.3 million at September 30, 2007.

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Interest income	$21,062	$22,622
Fee income	5,855	5,685

Interest and fee income	26,917	28,307
Interest expense	8,790	8,768

Net interest and fee income	$18,127	$19,539

Average total finance receivables (1)	$706,508	$733,304

Percent of average total finance receivables:
Interest income	11.92%	12.34%
Fee income	3.32	3.10

Interest and fee income	15.24	15.44
Interest expense	4.98	4.78

Net interest and fee margin	10.26%	10.66%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.
Net interest and fee margin. Net interest and fee income decreased $1.4 million, or 7.2%, to $18.1 million for the three months ended September 30, 2008 from $19.5 million for the three months ended September 30, 2007. The annualized net interest and fee margin decreased 40 basis points to 10.26% in the three-month period ended September 30, 2008 from 10.66% for the same period in 2007.
Interest income, net of amortized initial direct costs and fees, decreased $1.5 million, or 6.6%, to $21.1 million for the three-month period ended September 30, 2008 from $22.6 million for the three-month period ended September 30, 2007. The decrease in interest income was due principally to a 42 basis point decrease in average yield, combined with a 3.7% decrease in average total finance receivables, which decreased $26.8 million to $706.5 million at September 30, 2008 from $733.3 million at September 30, 2007. The weighted average implicit interest rate on new leases originated increased 81 basis points to 13.87% for the three-month period ended September 30, 2008 compared to 13.06% for the three-month period ended September 30, 2007.
Fee income increased $170,000, or 2.9%, to $5.9 million for the three-month period ended September 30, 2008 from $5.7 million for the three-month period ended September 30, 2007. The increase was primarily due to a $264,000 increase in administrative and late fee income. Fee income included approximately $1.5 million of net residual income for each three-month period ended September 30, 2008 and September 30, 2007. Fee income, as an annualized percentage of average total finance receivables, increased 22 basis points to 3.32% for the three-month period ended September 30, 2008 from 3.10% for the same period in 2007.
Interest expense remained flat at approximately $8.8 million for each of the three-month periods ended September 30, 2008 and September 30, 2007. The impact of higher interest rates was offset by lower average total finance receivables. Interest expense, as an annualized percentage of average total finance receivables, increased 20 basis points to 4.98% for the three-month period ended September 30, 2008, from 4.78% for the same period in 2007. This increase was primarily due to a shift in the mix of fixed- and variable-rate borrowings.
Interest expense on revolving and term secured borrowings, as an annualized percentage of weighted average borrowings, was 5.50% for the quarter ended September 30, 2008 compared to 5.39% for the same period in 2007. The higher cost reflects a shift in mix between fixed-rate term securitizations and variable-rate facilities, combined with the sequentially increasing cost of the term securitizations. The average balance for our warehouse facilities was $37.3 million for the three months ended September 30, 2008 compared to $207.8 million for the same period ended September 30, 2007. The average borrowing cost for our warehouse facilities was 4.47% for the quarter ended September 30, 2008, compared to 6.07% for the same period in 2007.
Interest costs on our term securitization borrowings issued in August 2005, September 2006 and October 2007 increased over those issued in 2004 due to the higher interest rate environment. The coupon rate on the October 2007 securitization also reflects higher credit spreads due to general tightening of credit caused by stress and volatility in the financial markets. For the three months ended September 30, 2008, average term securitization borrowings outstanding were $552.9 million at a weighted average coupon of 5.46% compared with $443.3 million at a weighted average coupon of 4.72% for the same period in 2007.
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
Effective March 12, 2008, the Company opened Marlin Business Bank, an industrial bank chartered by the State of Utah. Marlin Business Bank currently provides diversification of the Company’s funding sources through the issuance of FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships. For the three months ended September 30, 2008, average term certificates of deposit outstanding were $43.9 million at a weighted average interest rate of 4.13%.
Insurance and other income. Insurance and other income was $1.7 million for each of the three-month periods ended September 30, 2008 and September 30, 2007.
Loss on derivatives and hedging activities. Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by SFAS No. 133. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.
By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time.
For the three months ended September 30, 2008, the loss on derivatives and hedging activities was $3.3 million. Of this amount, $2.2 million represents the change in the fair value of the derivatives contracts during the quarter.
At September 30, 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by SFAS 133. A $1.1 million pretax loss was reclassified into loss on derivatives and hedging activities for the three months ended September 30, 2008 for the related cash flow hedges.
These losses are based on the value of the derivative contracts at September 30, 2008 in a volatile market that is changing daily, and will not necessarily reflect the value at settlement.

Salaries and benefits expense. Salaries and benefits expense increased $363,000, or 6.8%, to $5.6 million for the three months ended September 30, 2008 from $5.3 million for the same period in 2007. This increase is substantially due to reduced capitalized costs as a result of lower origination volumes, and an increase of $238,000 in stock-based compensation expense primarily due to lower expense in the third quarter of 2007 related to revised performance and forfeiture assumptions. Compensation related to Marlin Business Bank totaled $160,000, compared to $118,000 for the same period in 2007.
As a financial services company, we are navigating through the current challenging economic environment. In response to this, on May 13, 2008, we reduced our staffing by approximately 14.7%. This action was part of an overall effort to reduce operating costs in light of our decision to moderate growth in fiscal 2008. Approximately 51 employees were affected as a result of the staff reduction. On May 13, 2008, we notified the affected employees. We incurred pretax costs in the three months ended June 30, 2008 of approximately $501,000 related to this action, almost all of which was related to severance costs. The total annualized pretax cost savings that are expected to result from this reduction are estimated to be approximately $2.6 million. Total personnel decreased to 286 at September 30, 2008 from 331 at September 30, 2007.
General and administrative expense. General and administrative expense decreased $114,000, or 3.3%, to $3.3 million for the three months ended September 30, 2008 from $3.4 million for the same period in 2007. General and administrative expense as an annualized percentage of average total finance receivables was 1.89% for the three-month period ended September 30, 2008, compared to 1.88% for the three-month period ended September 30, 2007.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our interest rate cap contracts used to manage interest rate exposure. Financing related costs increased $168,000, to $370,000 for the three-month period ended September 30, 2008 compared to the same period in 2007, primarily due to increased bank commitment fees. Commitment fees were $369,000 for the three-month period ended September 30, 2008 compared with $200,000 for the three-month period ended September 30, 2007.
Provision for credit losses. The provision for credit losses increased $4.6 million, or 115.0%, to $8.6 million for the three-month period ended September 30, 2008 from $4.0 million for the same period in 2007. The increase in the provision for credit losses was primarily the result of higher net charge-offs. Net charge-offs were $7.1 million for the three-month period ended September 30, 2008, compared to $3.4 million for the same period in 2007. The allowance for credit losses increased approximately $1.5 million during the three months ended September 30, 2008.
Provision for income taxes. An income tax benefit of $425,000 was recorded for the three-month period ended September 30, 2008, compared to a provision of $3.3 million for the same period in 2007. The change is primarily attributable to the decrease in pretax income. The effective tax rate for the quarter ended September 30, 2008 was 31.1%, compared to 39.6% for the quarter ended September 30, 2007. The effective tax rate for the quarter includes the effect of a minor adjustment in the estimated annual tax rate for the year. We anticipate our effective tax rate for the full calendar year of 2008 to be approximately 39%, plus approximately $239,000 of additional expense that was recognized earlier this year related to a true-up of our deferred tax accounts.
Comparison of the Nine Months Ended September 30, 2008 and 2007
Net income. Net income was $2.1 million for the nine-month period ended September 30, 2008, resulting in diluted earnings per share of $0.18. Net income for the same period in 2007 was $15.2 million, or $1.24 diluted earnings per share.
Net income for the first nine months of 2008 decreased 86.2%, or $13.1 million, compared to net income for the first nine months of 2007. Diluted earnings per share for the first nine months of 2008 decreased 85.5%, or $1.06, compared to the first nine months of 2007. The provision for credit losses increased $11.3 million, or 104.6%, to $22.1 million for the nine-month period ended September 30, 2008 from $10.8 million for the same period in 2007. During the nine months ended September 30, 2008, net interest and fee income decreased $3.5 million, primarily due to increased interest expense.
Net income for the first nine months of 2008 reflects an after-tax charge of approximately $1.3 million due to the change in market value of derivatives, and an after-tax charge of approximately $0.7 million due to the reclassification into earnings from accumulated other comprehensive income related to a hedged forecasted transaction no longer anticipated to occur. Excluding these after-tax charges totaling $2.0 million, or $0.17 diluted earnings per share, net income for the first nine months of 2008 would have been $4.1 million, a decrease of 73.0%, or $11.1 million, compared to the first nine months of 2007.
During the nine months ended September 30, 2008, we generated 18,949 new leases with a cost of $192.0 million compared to 24,671 new leases with a cost of $286.1 million generated for the nine months ended September 30, 2007. The reduction in volume was primarily due to our decision to lower approval rates in response to economic conditions. Overall, our average net investment in total finance receivables at September 30, 2008 increased 1.8% to $727.3 million compared to $714.2 million at September 30, 2007.

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Interest income	$65,884	$66,210
Fee income	17,013	16,486

Interest and fee income	82,897	82,696
Interest expense	28,396	24,735

Net interest and fee income	$54,501	$57,961

Average total finance receivables (1)	$727,317	$714,150

Percent of average total finance receivables:
Interest income	12.08%	12.36%
Fee income	3.12	3.08

Interest and fee income	15.20	15.44
Interest expense	5.21	4.62

Net interest and fee margin	9.99%	10.82%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.
Net interest and fee margin. Net interest and fee income decreased $3.5 million, or 6.0%, to $54.5 million for the nine months ended September 30, 2008 from $58.0 million for the nine months ended September 30, 2007. The annualized net interest and fee margin decreased 83 basis points to 9.99% in the nine-month period ended September 30, 2008 from 10.82% for the same period in 2007.
Interest income, net of amortized initial direct costs and fees, decreased $326,000, or 0.5%, to $65.9 million for the nine-month period ended September 30, 2008 from $66.2 million for the nine-month period ended September 30, 2007. The decrease in interest income was due principally to a 28 basis point decrease in average yield. The weighted average implicit interest rate on new leases originated increased 71 basis points to 13.67% for the nine-month period ended September 30, 2008 compared to 12.96% for the nine-month period ended September 30, 2007.
Fee income increased $527,000 to $17.0 million for the nine-month period ended September 30, 2008 from $16.5 million for the same period in 2007. The increase was primarily due to a $751,000 increase in administrative and late fee income. Fee income included approximately $4.5 million of net residual income for each three-month period ended September 30, 2008 and September 30, 2007. Fee income, as an annualized percentage of average total finance receivables, increased 4 basis points to 3.12% for the nine-month period ended September 30, 2008 from 3.08% for the same period in 2007.
Interest expense increased $3.7 million to $28.4 million for the nine-month period ended September 30, 2008 from $24.7 million for the same period in 2007. The dollar increase in interest expense is attributed to a combination of higher borrowings needed to fund the continued growth of the Company and increased interest rates on the Company’s borrowed monies. Interest expense, as an annualized percentage of average total finance receivables, increased 59 basis points to 5.21% for the nine-month period ended September 30, 2008, from 4.62% for the same period in 2007. This increase is primarily due to a shift in the mix of fixed- and variable-rate borrowings and the increased cost of our fixed-rate borrowings.
Interest expense on revolving and term secured borrowings, as an annualized percentage of weighted average borrowings was 5.42% for the nine-month period ended September 30, 2008 compared to 5.21% for the same period in 2007. The higher cost reflects a shift in mix between fixed-rate term securitizations and variable-rate facilities, combined with the sequentially increasing cost of the term securitizations. The average balance for our warehouse facilities was $22.7 million for the nine months ended September 30, 2008 compared to $122.7 million for the same period ended September 30, 2007. The average borrowing cost for our warehouse facilities was 4.43% for the nine-month period September 30, 2008, compared to 5.98% for the same period in 2007.
Interest costs on our term securitization borrowings issued in August 2005, September 2006 and October 2007 increased over those issued in 2004 due to the higher interest rate environment. The coupon rate on the October 2007 securitization also reflects higher credit spreads due to general tightening of credit caused by stress and volatility in the financial markets. For the nine months ended September 30, 2008, average term securitization borrowings outstanding were $630.5 million at a weighted average coupon of 5.46% compared to $510.3 million at a weighted average coupon of 4.70% for the same period in 2007.
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
Insurance and other income. Insurance and other income was $5.2 million for the nine-month period ended September 30, 2008, compared to $4.9 million for the same period ended September 30, 2007, primarily due to higher insurance billings.
Loss on derivatives and hedging activities. Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by SFAS No. 133. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.
By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time.
For the nine months ended September 30, 2008, the loss on derivatives and hedging activities was $3.3 million. Of this amount, $2.2 million represents the change in the fair value of the derivatives contracts during the period.
At September 30, 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by SFAS 133. A $1.1 million pretax loss was reclassified into loss on derivatives and hedging activities for the nine months ended September 30, 2008 for the related cash flow hedges.
These losses are based on the value of the derivative contracts at September 30, 2008 in a volatile market that is changing daily, and will not necessarily reflect the value at settlement.
Salaries and benefits expense. Salaries and benefits expense increased $1.7 million, or 10.6%, to $17.8 million for the nine months ended September 30, 2008 from $16.1 million for the same period in 2007. This increase is substantially due to costs associated with the staff reduction initiative discussed below and lower capitalized costs as a result of lower origination volumes, partially offset by the discontinuance of the factoring business. There was no compensation related to the factoring business for the nine months ended September 30, 2008, compared to $302,000 for the same period in 2007.
As a financial services company, we are navigating through the current challenging economic environment. In response to this, on May 13, 2008, we reduced our staffing by approximately 14.7%. This action was part of an overall effort to reduce operating costs in light of our decision to moderate growth in fiscal 2008. Approximately 51 employees were affected as a result of the staff reduction. On May 13, 2008, we notified the affected employees. We incurred pretax costs in the three months ended June 30, 2008 of approximately $501,000 related to this action, almost all of which was related to severance costs. The total annualized pretax cost savings that are expected to result from this reduction are estimated to be approximately $2.6 million. Total personnel decreased to 286 at September 30, 2008 from 331 at September 30, 2007.
General and administrative expense. General and administrative expense increased $1.5 million, or 14.9%, to $11.6 million for the nine months ended September 30, 2008 from $10.1 million for the same period in 2007. Of this increase, $525,000 is due to increased marketing expenses, primarily related to business capital loans in the early part of the period. Additional increases primarily related to professional fees. General and administrative expense as an annualized percentage of average total finance receivables was 2.13% for the nine-month period ended September 30, 2008, compared to 1.88% for the nine-month period ended September 30, 2007.
Financing related costs. Financing related costs include commitment fees paid to our financing sources and costs pertaining to our derivative contracts used to manage interest rate exposure that do not qualify for hedge accounting treatment. Financing related costs increased $305,000, to $1.0 million for the nine-month period ended September 30, 2008 compared to the same period in 2007, primarily due to increased bank commitment fees. Commitment fees were $962,000 for the nine-month period ended September 30, 2008 compared with $652,000 for the nine-month period ended September 30, 2007.
Provision for credit losses. The provision for credit losses increased $11.3 million, or 104.6%, to $22.1 million for the nine-month period ended September 30, 2008 from $10.8 million for the same period in 2007. The increase in the provision for credit losses was primarily the result of higher net charge-offs. Net charge-offs were $18.8 million for the nine-month period ended September 30, 2008, compared to $9.6 million for the same period in 2007. The allowance for credit losses increased approximately $3.4 million during the nine months ended September 30, 2008.
Provision for income taxes. The provision for income taxes decreased to $1.7 million for the nine-month period ended September 30, 2008 from $10.0 million for the same period in 2007. The decrease is primarily attributable to the decrease in pretax income. The effective tax rate for the nine months ended September 30, 2008 was 44.8%, compared to 39.5% for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 reflects the impact of a 2008 tax adjustment of $239,000, primarily related to a true-up of our deferred tax accounts. We anticipate our effective tax rate for the full calendar year of 2008 to be approximately 39%, plus approximately $239,000 of additional expense recognized earlier this year related to a true-up of our deferred tax accounts.
FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans declined $63.8 million, or 8.3%, to $702.1 million at September 30, 2008, from $765.9 million at December 31, 2007. The Company is responding to current economic conditions with more restrictive credit standards, while continuing to pursue strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”
The activity of the allowance for credit losses and delinquent accounts follows:

					Year Ended
	Three Months Ended September 30,		Nine Months Ended September 30,		December 31,
	2008	2007	2008	2007	2007
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$12,873	$8,829	$10,988	$8,201	$8,201
Provision for credit losses	8,602	3,966	22,137	10,826	17,221
Charge-offs, net	(7,136)	(3,400)	(18,786)	(9,632)	(14,434)

Allowance for credit losses, end of period	$14,339	$9,395	$14,339	$9,395	$10,988

Annualized net charge-offs to average total finance receivables (1)	4.04%	1.85%	3.44%	1.80%	2.00%

Allowance for credit losses to total finance receivables, end of period (1)	2.07%	1.27%	2.07%	1.27%	1.47%

Average total finance receivables (1)	$706,508	$733,304	$727,317	$714,150	$721,900
Total finance receivables, end of period (1)	$693,627	$738,373	$693,627	$738,373	$749,571

Delinquencies greater than 60 days past due	$11,320	$7,951	$11,320	$7,951	$8,377
Delinquencies greater than 60 days past due (2)	1.41%	0.91%	1.41%	0.91%	0.95%
Allowance for credit losses to delinquent accounts greater than 60 days past due (2)	126.67%	118.16%	126.67%	118.16%	131.17%

Non-accrual leases and loans	$5,370	$3,438	$5,370	$3,438	$3,695
Renegotiated leases and loans	$8,133	$5,042	$8,133	$5,042	$6,987

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.

(2)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans and factoring receivables.

Net investments in finance receivables are charged-off when they are contractually past due for 121 days and are reported net of recoveries. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.
Net charge-offs for the three months ended September 30, 2008 were $7.1 million, or 4.04% of average total finance receivables, compared to $5.7 million, or 3.14% of average total finance receivables, for the three months ended June 30, 2008. Net charge-offs for the three months ended September 30, 2007 were $3.4 million, or 1.85% of average total finance receivables. Net charge-offs for the nine months ended September 30, 2008 were $18.8 million, or 3.44% of average total finance receivables, compared to $9.6 million, or 1.80% of average total finance receivables for the nine months ended September 30, 2007. Net charge-offs for the year ended December 31, 2007 were 2.00% of average total finance receivables. The increase in net charge-offs during the first nine months of 2008 compared to prior periods is primarily due to (1) worsening general economic trends, (2) an increase in the charge-offs related to rate-sensitive industries and (3) the charge-off of a real estate related loan as discussed below.
The Company’s net charge-offs increased during 2007, primarily due to worsening general economic trends from the favorable experience of 2006. These trends have continued to worsen during 2008. The economic environment has most significantly impacted the performance of interest rate-sensitive industries in our portfolio, specifically companies in the construction, mortgage and real estate businesses. These industries comprised approximately 12% of the total portfolio at September 30, 2008. During 2007 and 2008, the Company increased collections activities and strengthened underwriting criteria for these industries and for the geographical areas most affected by these industries, specifically California and Florida. These trends continue to be closely monitored.
Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables) increased to 1.41% at September 30, 2008 from 1.16% at June 30, 2008 and 0.95% at December 31, 2007, primarily due to the worsening general economic trends. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.
We maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. The factors and trends discussed above were included in the Company’s analysis to determine its allowance for credit losses. (See “Critical Accounting Policies.”)
RESIDUAL PERFORMANCE
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of September 30, 2008, approximately 74% of our leases were one dollar purchase option leases, 22% were fair market value leases and 4% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of September 30, 2008, there were $51.1 million of residual assets retained on our Consolidated Balance Sheet, of which $40.0 million were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of September 30, 2008 and December 31, 2007, respectively.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the three months ended September 30, 2008, renewal income net of depreciation totaled $1.8 million compared to $1.7 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, renewal income net of depreciation totaled $5.2 million compared to $4.9 million for the nine months ended September 30, 2007. For the three months ended September 30, 2008, net losses on residual values disposed at end of term totaled $244,000 compared to net losses of $162,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, net losses on residual values disposed at end of term totaled $638,000 compared to net losses of $345,000 for the nine months ended September 30, 2007. The primary driver was a shift in the mix of the types of equipment disposed at the end of the term.
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
The opening of our wholly-owned subsidiary Marlin Business Bank, an industrial bank chartered by the State of Utah, on March 12, 2008 provides an additional funding source. Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market.
On October 21, 2008, Marlin Business Bank filed an application with the Utah Department of Financial Institutions to convert its charter from an Industrial Bank to a state chartered Commercial Bank. As part of the charter conversion process, Marlin Business Bank intends to file an application for membership in the Federal Reserve System, and the Company intends to file an application with the Federal Reserve to become a bank holding company under the Bank Holding Company Act of 1956, as amended.
Net cash provided by investing activities was $112.6 million for the nine-month period ended September 30, 2008, compared to net cash used by investing activities of $82.1 million for the nine-month period ended September 30, 2007. Investing activities primarily relate to lease origination activity and restricted cash balances.
Net cash used by financing activities was $161.7 million for the nine-month period ended September 30, 2008, compared to net cash provided by financing activities of $46.1 million for the nine-month period ended September 30, 2007. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $31.9 million for the nine-month period ended September 30, 2008, compared to net cash provided by operating activities of $20.3 million for the nine-month period ended September 30, 2007.
We expect cash from operations, additional borrowings on existing and future credit facilities, funds from brokered certificates of deposit and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We generally fund our originations and growth using advances under our revolving bank facility, our CP conduit warehouse facility and brokered certificates of deposit. Total cash and cash equivalents available as of September 30, 2008 was $17.2 million compared to $34.3 million at December 31, 2007.
As of September 30, 2008, we also had $64.3 million of cash that was classified as restricted cash, compared to $141.1 million at December 31, 2007. Restricted cash consists primarily of the pre-funding cash reserve, and advance payment accounts related to our term note securitizations.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the Nine Months Ended September 30, 2008				As of September 30, 2008
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)
Revolving bank facility(1)	$40,000	$35,700	$15,261	4.34%	$34,828	4.10%	$5,172
CP conduit warehouse facilities(1)	175,000	25,911	7,439	4.61%	19,933	5.70%	155,067
Term note securitizations(2)	—	744,167	630,499	5.46%	511,153	5.70%	—

	$215,000		$653,199	5.42%	$565,914	5.60%	$160,239

(1)	Subject to lease or loan eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Revolving Bank Facility
As of September 30, 2008 and December 31, 2007, the Company has a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus a spread of 1.50% to 1.87%. The credit facility expires on March 31, 2009. There was $34.8 million outstanding under this facility at September 30, 2008 and no balance outstanding at December 31, 2007. For the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company incurred commitment fees on the unused portion of the credit facility of $114,000 and $186,000, respectively.
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
00-A Warehouse Facility — This facility totaled $125 million and expired in March 2008. The Company decided not to seek renewal of the facility, due to the availability of more diversified funding options at more favorable terms as a result of the opening of Marlin Business Bank. There were no outstanding borrowings under the 00-A Warehouse Facility at September 30, 2008 and December 31, 2007, and no outstanding borrowings during the nine months ended September 30, 2008.
02-A Warehouse Facility — This facility totals $175 million and expires in March 2009. This facility has the ability to utilize both leases and business capital loan products in the borrowing base. There were $19.9 million outstanding borrowings under this facility at September 30, 2008 and there were no outstanding borrowings under this facility at December 31, 2007. For the nine months ended September 30, 2008, the weighted average interest rate was 4.61%. For the year ended December 31, 2007, the weighted average interest rate was 5.84%.

Term Note Securitizations
Since our founding, we have completed nine on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned, special purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facility primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and because the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our Consolidated Balance Sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facility and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our revolving bank facility or CP conduit warehouse facility, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At September 30, 2008 and at December 31, 2007, outstanding term securitizations amounted to $511.2 million and $773.1 million, respectively.
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
Financial Covenants
Under the revolving bank facility, CP conduit warehouse facility and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions. Some of the critical financial and credit quality covenants under our borrowing arrangements as of September 30, 2008 include:

	Actual(1)	Requirement
Tangible net worth minimum	$139.5 million	$89.4 million
Debt-to-equity ratio maximum	4.22 to 1	10 to 1
Four-quarter rolling average interest coverage ratio minimum	2.94 to 1	1.50 to 1
Three-month rolling average lease portfolio charge-off ratio maximum	3.28%	4.25%
Minimum quarterly net income (loss)	$1.1 million	($100,000)

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.
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
As of September 30, 2008, the Company was in compliance with the terms of the revolving bank facility, the CP conduit warehouse facility and the term securitization agreements.
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
On October 21, 2008, Marlin Business Bank filed an application with the Utah Department of Financial Institutions to convert its charter from an Industrial Bank to a state chartered Commercial Bank. As part of the charter conversion process, Marlin Business Bank intends to file an application for membership in the Federal Reserve System, and the Company intends to file an application with the Federal Reserve to become a bank holding company under the Bank Holding Company Act of 1956, as amended.
Subject to regulatory and soundness considerations, the Bank is expected to provide up to $69 million in origination funding capacity in its first year of operations, up to $90 million in its second year, and up to $105 million in its third year and beyond.
Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market. All deposits will be transacted via telephone, mail, and/or ACH and wire transfer. There will be limited, if any, face-to-face interaction with deposit and lease/loan customers in the Bank’s office. The Bank’s initial asset product offering will consist of small-ticket leasing and loans similar to what we originate currently. During the three months ended June 30, 2008, the Bank purchased $48.0 million in leases and loans from Marlin Leasing Corporation, funded primarily by $43.6 million of brokered certificates of deposit. During the three months ended September 30, 2008, the Bank originated $11.3 million in leases and loans. For the three months ended June 30, 2008, average term certificates of deposit outstanding were $15.8 million at a weighted average interest rate of 4.17%. For the three months ended September 30, 2008, average term certificates of deposit outstanding were $43.9 million at a weighted average interest rate of 4.13%. We have assembled a team of experienced bank managers and directors to provide leadership for the Bank. Many of the operational aspects of the Bank are outsourced to Marlin Leasing Corporation.
Bank Capital and Regulatory Oversight
As a result of the approval from the FDIC, the Bank, a depository institution, is subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. Under its banking charter, the Bank may make loans and leases and may accept all FDIC-insured deposits other than demand deposits such as checking accounts. Conditions contained in the FDIC’s approval as well as certain federal and state regulations apply to a broad range of banking activities and practices, including minimum capital standards, maintenance of reserves and the terms on which a bank may engage in transactions with its affiliates. In addition, the FDIC has regulatory authority under the Financial Institutions Supervisory Act (“FISA”) to prohibit the Bank from engaging in any unsafe or unsound practice in conducting its business.
Capital Requirements. The Bank is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital,” comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company will provide the necessary capital to maintain the Bank at “well-capitalized” status as defined by banking regulations. The Bank’s equity balance at September 30, 2008 was $12.9 million, which qualifies for “well-capitalized” status. At September 30, 2008, the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 22.25%, 21.54% and 22.79%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.
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

The number of shares of common stock repurchased by the Company during the third quarter of 2008 and the average price paid per share is as follows:

				Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of a Publicly	be Purchased Under
	Number of Shares	Average Price	Announced Plan or	the Plans or
Time Period	Purchased	Paid Per Share(1)	Program	Programs
July 1, 2008 to July 31, 2008	—	—	—	$11,902,895
August 1, 2008 to August 31, 2008	62,015	$8.06	62,015	11,402,903
September 1, 2008 to September 30, 2008	—	—	—	11,402,903

Total for the quarter ended September 30, 2008	62,015	$8.06	62,015	11,402,903

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
In addition to the repurchases disclosed above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 296 shares repurchased pursuant to the 2003 Plan during the third quarter of 2008, at an average cost of $8.28.
Contractual Obligations
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term securitizations, operating leases and commitments under non-cancelable contracts as of September 30, 2008 were as follows:

	Contractual Obligations as of September 30, 2008
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2008	$117,453	$13,379	$3	$445	$3	$131,283
2009	219,401	17,062	16	1,779	11	238,269
2010	136,186	7,785	12	1,624	3	145,610
2011	68,841	2,622	5	1,484	—	72,952
2012	23,158	383	—	1,514	—	25,055
Thereafter	875	5	—	655	—	1,535

Total	$565,914	$41,236	$36	$7,501	$17	$614,704

(1)	Includes interest on term note securitizations only. Excludes interest on $54.8 million of revolving bank facility and CP conduit warehouse facility.
MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we finance our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from zero to 9.68%, and averaged 1.4%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization.
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
Prior to July 1, 2008, these interest-rate swap agreements were designated and accounted for as cash flow hedges of specific term note securitization transactions, as prescribed by SFAS No. 133. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term securitization. The derivative gain or loss recognized in accumulated other comprehensive income is then reclassified into earnings as an adjustment to interest expense over the terms of the related borrowings.
While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in gain (loss) on derivatives and hedging activities. This change creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
For the forecasted transactions that are probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of June 30, 2008 will be reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income is recognized in earnings immediately.
At September 30, 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by SFAS 133. As a result, a $1.1 million pretax ($674,000 after tax) loss was reclassified from accumulated other comprehensive income into loss on derivatives and hedging activities for the three months ended September 30, 2008 for the related cash flow hedges.
In July 2004, we issued a term note securitization with certain classes of notes issued at variable rates to investors. We simultaneously entered into interest-rate swap contracts to convert these borrowings to a fixed interest cost to the Company for the term of the borrowing. These interest-rate swap agreements are designated as cash flow hedges of the term note securitization. The fair value is recorded in other assets or other liabilities on the Consolidated Balance Sheets, and unrealized gains or losses are recorded in the equity section of the Consolidated Balance Sheets. During the first quarter of 2008, these interest-rate swap agreements reached their contractual expiration dates, concurrent with the maturing of the related borrowings.
The following tables summarize specific information regarding the active and terminated interest-rate swap agreements described above:
For Active Agreements:

Inception Date	March, 2008	January, 2008	December, 2007	August, 2007	August, 2006	July, 2004

Commencement Date	October, 2009	October, 2009	October, 2009	October, 2008	October, 2008	July, 2004
	(Dollars in thousands)
Notional amount:
September 30, 2008	$25,000	$25,000	$100,000	$100,000	$50,000	$—
December 31, 2007	$—	$—	$100,000	$100,000	$100,000	$3,066
For active agreements:
Fair value recorded in other assets (liabilities)
September 30, 2008	$199	$(58)	$(531)	$(2,659)	$(1,678)	$—
December 31, 2007	$—	$—	$(46)	$(2,010)	$(2,704)	$4
Unrealized gain (loss), net of tax, recorded in equity
September 30, 2008	$246	$93	$190	$(629)	$(857)	$—
December 31, 2007	$—	$—	$(28)	$(1,213)	$(1,632)	$2

For Terminated Agreements:

Inception Date	August, 2006	August 2006/August 2007	June/September, 2005	October/December, 2004

Commencement Date	October, 2008	October, 2007	September, 2006	August, 2005

Termination Date	September, 2008	October, 2007	September, 2006	August, 2005
	(Dollars in thousands)
Notional amount	$50,000	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(1,595)	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity
September 30, 2008	$(874)	$(921)	$516	$54
December 31, 2007	$—	$(1,462)	$974	$229
Amortization recognized as increase (decrease) in interest expense
Nine months ended September 30, 2008	$—	$898	$(759)	$(292)
Year ended December 31, 2007	$—	$255	$(1,543)	$(749)
Expected amortization during next 12 months as increase (decrease) in interest expense	$616	$794	$(611)	$(89)
The Company recorded a loss on derivatives and hedging activities in non-interest income for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Change in fair value of derivative contracts	$(2,160)	$—	$(2,160)	$—
Cash flow hedging losses on forecasted transactions no longer probable of occurring(1)	(1,120)	—	(1,120)	—

Loss on derivatives and hedging activities	$(3,280)	$—	$(3,280)	$—

(1)	Reclassified from accumulated other comprehensive income
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $286,000 and $182,000 as of September 30, 2008 and December 31, 2007, respectively. The notional amount of interest-rate caps owned as of September 30, 2008 and December 31, 2007 was $181.4 million and $227.0 million, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of September 30, 2008 and December 31, 2007, the notional amount of interest-rate cap agreements sold totaled $178.0 million and $214.8 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $286,000 and $182,000 as of September 30, 2008 and December 31, 2007, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations.

The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of September 30, 2008.

	Scheduled Maturities by Calendar Year
						Total
					2012 &	Carrying
	2008	2009	2010	2011	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$62,692	$219,401	$136,186	$68,841	$24,033	$511,153
Average fixed rate	5.50%	5.70%	5.93%	6.24%	6.78%	5.86%
Variable-rate debt	$54,761	$—	$—	$—	$—	$54,761
Average variable rate	4.68%	—	—	—	—	4.68%
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
For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates for which our borrowings are indexed for the twelve month period ended September 30, 2008 would have been to reduce net interest and fee income by approximately $170,000 based on our average variable-rate borrowings of approximately $17.0 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, in which the Board previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157, however, does not apply under accounting pronouncements that address share-based payment transactions, including SFAS No. 123(R) and its related interpretative pronouncements. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, also exclude provisions of SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the consolidated earnings, financial position or cash flows of the Company. However, it resulted in additional disclosures as presented in Note 10 to the Consolidated Financial Statements.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The number of shares of common stock repurchased by the Company during the third quarter of 2008 and the average price paid per share is as follows:

				Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of a Publicly	be Purchased Under
	Number of Shares	Average Price	Announced Plan or	the Plans or
Time Period	Purchased	Paid Per Share(1)	Program	Programs
July 1, 2008 to July 31, 2008	—	—	—	$11,902,895
August 1, 2008 to August 31, 2008	62,015	$8.06	62,015	11,402,903
September 1, 2008 to September 30, 2008	—	—	—	11,402,903

Total for the quarter ended September 30, 2008	62,015	$8.06	62,015	11,402,903

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
In addition to the repurchases disclosed above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 296 shares repurchased pursuant to the 2003 Plan during the third quarter of 2008, at an average cost of $8.28.
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

Date: November 4, 2008