Form 10-K
period 2008-12-31
MARLIN BUSINESS SERVICES CORP
filed 2009-03-13
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ Global Select Market was approximately $63,357,594 as of June 30, 2008. Shares of common stock held by each executive officer and director and persons known to us who beneficially owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 28, 2009 was 12,392,821 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, is incorporated by reference into Part III of this Form 10-K.

MARLIN BUSINESS SERVICES CORP.

FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges, (e) our understanding of our competition; and (f) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	general volatility of capital markets, in particular, the market for securitized assets;

•	changes in our industry, interest rates or the general economy resulting in changes to our business strategy;

•	the nature of our competition;

•	availability of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1A of this Form 10-K.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

As used herein, the terms “Company,” “Marlin,” “we,” “us,” or “our” refer to Marlin Business Services Corp. and its subsidiaries.

Item 1.	Business

Overview

We are a nationwide provider of equipment financing and working capital solutions primarily to small businesses. We finance over 80 categories of commercial equipment important to our end user customers, including copiers, certain commercial and industrial equipment, security systems, computers and telecommunications equipment. Our average lease transaction was approximately $11,000 at December 31, 2008, and we typically do not exceed $250,000 for any single lease transaction. This segment of the equipment leasing market is commonly known in the industry as the small-ticket segment. We access our end user customers through origination sources comprised of our existing network of over 11,400 independent commercial equipment dealers and, to a lesser extent, through relationships with lease brokers and direct solicitation of our end user customers. We use a highly efficient telephonic direct sales model to market to our origination sources. Through these origination sources, we are able to deliver convenient and flexible equipment financing to our end user customers. Our typical financing transaction involves a non-cancelable, full-payout lease with payments sufficient to recover the purchase price of the underlying equipment plus an expected profit. As of December 31, 2008, we serviced approximately 113,000 active equipment leases having a total original equipment cost of $1.2 billion for approximately 92,000 end user customers.

In November 2006 we announced the introduction of business capital loans. Business capital loans provide small business customers access to working capital credit through term loans. At December 31, 2008, the business capital loan portfolio totaled $12.3 million.

On March 20, 2007, the Federal Deposit Insurance Corporation (“FDIC”) approved the application of our wholly-owned subsidiary, Marlin Business Bank (“MBB”) to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base.

On December 31, 2008, MBB received approval from the Federal Reserve Bank of San Francisco (“FRB”) to (i) convert from an industrial bank to a state-chartered commercial bank and (ii) become a member of the Federal Reserve System. In addition, on December 31, 2008, Marlin Business Services Corp. received approval to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank.

On January 13, 2009, MBB converted from an industrial bank to a commercial bank chartered and supervised by the State of Utah and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In connection with the conversion of MBB to a commercial bank, Marlin Business Services Corp. became a bank holding company on January 13, 2009. In connection with this approval, the Federal Reserve Board required the Company to identify any of its activities or investments that were impermissible under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Such activities or investments must be terminated or conform to the Bank Holding Company Act within two years of the approval (unless additional time is granted by the Federal Reserve Board). (See Regulation and Supervision in this Item 1). The Company’s reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd., are impermissible under the Bank Holding Company Act. However, such activities would be permissible if the Company was a financial holding company, and the Company intends to seek certification from the Federal Reserve Board to become a financial holding company within two years from its approval to become a bank holding company.

The small-ticket equipment leasing market is highly fragmented. We estimate that there are up to 75,000 independent equipment dealers who sell the types of equipment we finance. We focus primarily on the segment of the market comprised of the small and mid-size independent equipment dealers. We believe this segment is underserved because: 1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to equipment manufacturers and larger distributors, rather than the independent equipment dealers; and 2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to service adequately these equipment dealers on high volume, low-balance transactions. We focus on establishing our relationships with independent equipment dealers to meet their need for high-quality, convenient point-of-sale lease financing programs. We provide equipment dealers with the ability to offer our lease financing and related services to their customers as an integrated part of their selling process, allowing them to increase their sales and provide better customer service. We believe our personalized service approach appeals to the independent equipment dealer by providing each dealer with a single point of contact to access our flexible lease programs, obtain rapid credit decisions and receive prompt payment of the equipment cost. Our fully integrated account origination platform enables us to solicit, process and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2008, we have processed approximately 620,000 lease applications and originated nearly 270,000 new leases.

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

Competitive Strengths

We believe several characteristics may distinguish us from our competitors, including the following:

Multiple Sales Origination Channels.  We use multiple sales origination channels to penetrate effectively the highly diversified and fragmented small-ticket equipment leasing market. Our direct origination channels, which historically have accounted for approximately 69% of our originations, involve: 1) establishing relationships with independent equipment dealers; 2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and 3) soliciting our existing end user customer base for repeat business. Our indirect origination channels have historically accounted for approximately 31% of our originations and consist of our relationships with brokers and certain equipment dealers who refer transactions to us for a fee or sell leases to us that they originated. In 2008, we took steps to reduce the portion of our business that is derived from the indirect channels to focus our origination resources on the more profitable direct channels. As a result, indirect business represented only 19% of 2008 originations, while direct business represented 81%.

Highly Effective Account Origination Platform.  Our telephonic direct marketing platform offers origination sources a high level of personalized service through our team of 86 sales account executives, each of whom acts as the single point of contact for his or her origination sources. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

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

Portfolio Diversification.  As of December 31, 2008, no single end user customer accounted for more than 0.07% of our portfolio and leases from our largest origination source accounted for only 3.5% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (13%) and Florida (9%).

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

Sophisticated Collections Environment.  Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and collect post charge-off recovery dollars. Our collection strategy employs a blend of proven methods, including a life-cycle approach, where a single collector handles an account through its entire delinquency period, and a delinquency bucket segmentation approach, where certain collectors are assigned to accounts based on their delinquency status. The life-cycle approach allows the collector to communicate consistently with the end user customer’s decision maker to ensure that delinquent customers are providing consistent information. The delinquency bucket segmentation approach allows us to assign our more experienced collectors to the late stage delinquent accounts. In addition, the collections department utilizes specialist collectors who focus on delinquent late fees, property taxes, bankrupt and large balance accounts.

Access to Multiple Funding Sources.  We have established and maintained diversified funding capacity through multiple facilities with several national credit providers. The opening of our wholly-owned subsidiary, MBB, provides an additional funding source. Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market. Our proven ability to access funding consistently at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business. (See Liquidity and Capital Resources in Item 7)

Experienced Management Team.  Our executive officers average more than 18 years of experience in providing financing solutions primarily to small businesses. As we have grown, our founders have expanded the management team with a group of successful, seasoned executives.

Disciplined Growth Strategy

Our primary objective is to enhance our current position as a provider of equipment financing and working capital solutions, primarily to small businesses, by pursuing a strategy focused on organic growth initiatives while actively managing credit risk. We have responded to recent economic conditions with more restrictive credit standards, while continuing to pursue strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. We also target strategies to further penetrate our existing origination sources.

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

We continue to be impacted by the current challenging economic environment in 2009. As a result, we have proactively lowered expenses in the first quarter of 2009, including reducing our workforce by 17% and closing our two smallest satellite sales offices (Chicago and Utah). A total of approximately 49 employees company-wide were affected as a result of the staff reductions in the first quarter of 2009. We expect to incur pretax severance costs in the three months ended March 31, 2009 of approximately $500,000 related to the staff reductions. The total annualized pretax salary cost savings that are expected to result from the reductions are estimated to be approximately $2.3 million. Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.

Asset Originations

Overview of Origination Process.  We access our end user customers through our extensive network of independent equipment dealers and, to a much lesser extent, through relationships with lease brokers and the direct solicitation of our end user customers. We use a highly efficient telephonic direct sales model to market to our origination sources. Through these sources, we are able to deliver convenient and flexible equipment financing to our end user customers.

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

Of our 284 total employees as of December 31, 2008, we employed 86 sales account executives, each of whom receives a base salary and earns commissions based on his or her lease and loan originations. We also employed 8 employees dedicated to marketing as of December 31, 2008.

Sales Origination Channels.  We use direct and, to a much lesser extent, indirect sales origination channels to penetrate effectively a multitude of origination sources in the highly diversified and fragmented small-ticket equipment leasing market. All sales account executives use our telephonic direct marketing sales model to solicit these origination sources and end user customers.

Direct Channels.  Our direct sales origination channels, which have historically accounted for approximately 69% of our originations, involve:

•	Independent Equipment Dealer Solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $2.0 million in annual revenues and fewer than 20 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

•	Major and National Accounts. This channel focuses on two specific areas of development: (i) national equipment manufacturers and distributors, where we seek to leverage their endorsements to become the preferred lease financing source for their independent dealers, and (ii) major accounts (distributors) with a consistent flow of business that need a specialized marketing and sales platform to convert more sales using a leasing option. Once a relationship is established with a major or national account, they are serviced by our sales account executives in the independent equipment dealer channel. This allows us to leverage quickly and efficiently the relationship into new business opportunities with many new distributors located nationwide.

•	End User Customer Solicitations. This channel focuses on soliciting our existing portfolio of approximately 92,000 end user customers for additional equipment leasing or financing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including (i) retained credit information; (ii) consistent payment histories; and (iii) a demonstrated propensity to finance their equipment.

Indirect Channels.  Our indirect origination channels have historically accounted for approximately 31% of our originations and consist of our relationships with lease brokers and certain equipment dealers who refer end user customer transactions to us for a fee or sell us leases that they originated with an end user customer. We conduct our own independent credit analysis on each end user customer in an indirect lease transaction. We have written agreements with most of our indirect origination sources whereby they provide us with certain representations and warranties about the underlying lease transaction. The origination sources in our indirect channels generate leases that are similar to our direct channels. We view these indirect channels as an opportunity to extend our lease origination capabilities through relationships with smaller originators who have limited access to the capital markets and funding.

In 2008, we took steps to reduce the portion of our business that is derived from the indirect channels to focus our origination resources on the more profitable direct channels. As a result, indirect business represented only 19% of 2008 originations while direct business represented 81%.

Sales Recruiting, Training and Mentoring

Sales account executive candidates are screened for previous sales experience and communication skills, phone presence and teamwork orientation. Due to our extensive training program and systematized sales approach, we do not regard previous leasing or finance industry experience as being necessary.

Each new sales account executive undergoes a comprehensive training program shortly after he or she is hired. The training program covers the fundamentals of lease finance and introduces the sales account executive to our origination and credit policies and procedures. It also covers technical training on our databases and our information management tools and techniques. At the end of the program, the sales account executives are tested to ensure they meet our standards. In addition to our formal training program, sales account executives receive extensive on-the-job training and mentoring. All sales account executives sit in groups, providing newer sales account executives the opportunity to learn first-hand from their more senior peers. In addition, our sales managers frequently monitor and coach sales account executives during phone calls, providing the executives immediate feedback. Our sales account executives also receive continuing education and training, including periodic, detailed presentations on our contact management system, underwriting guidelines and sales enhancement techniques.

Product Offerings

Equipment Leases.  The types of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. We seek to reduce the financial risk associated with our lease transactions through the use of full pay-out leases. A full pay-out lease provides that the non-cancelable rental payments due during the initial lease term are sufficient to recover the purchase price of the underlying equipment plus an expected profit. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 60 months. At December 31, 2008, the average original term of the leases in our portfolio was approximately 48 months, and we had personal guarantees on approximately 46% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

•	address any maintenance or service issues directly with the equipment dealer or manufacturer;

•	insure the equipment against property and casualty loss;

•	pay or reimburse us for all taxes associated with the equipment;

•	use the equipment only for business purposes; and

•	make all scheduled payments regardless of the performance of the equipment.

We charge late fees when appropriate throughout the term of the lease. Our standard lease contract provides that in the event of a default, we can require payment of the entire balance due under the lease through the initial term and can take action to seize and remove the equipment for subsequent sale, refinancing or other disposal at our discretion, subject to any limitations imposed by law.

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

Property Insurance on Leased Equipment.  Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as a loss payee under that policy. At December 31, 2008, approximately 57% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third-party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

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

Portfolio Overview

At December 31, 2008, we had 113,463 active leases in our portfolio, representing aggregate minimum lease payments receivable of $752.8 million. With respect to our portfolio at December 31, 2008:

•	the average original lease transaction was $10,959, with an average remaining balance of $6,651;

•	the average original lease term was 48 months;

•	our active leases were spread among 91,896 different end user customers, with the largest single end user customer accounting for only 0.07% of the aggregate minimum lease payments receivable;

•	over 75.9% of the aggregate minimum lease payments receivable were with end user customers who had been in business for more than five years;

•	the portfolio was spread among 12,088 origination sources, with the largest source accounting for only 3.5% of the aggregate minimum lease payments receivable, and our ten largest origination sources accounting for only 10.7% of the aggregate minimum lease payments receivable;

•	there were 82 different equipment categories financed, with the largest categories set forth as follows, as a percentage of the December 31, 2008 aggregate minimum lease payments receivable:

Equipment Category	Percentage

Copiers	22.97%
Commercial & Industrial	8.30%
Security systems	7.25%
Computers	6.77%
Telecommunications equipment	6.64%
Closed Circuit TV security systems	5.34%
Restaurant equipment	4.86%
Computer software	4.13%
Medical	3.67%
Automotive	3.50%
Cash registers	2.31%
Water filtration systems	2.24%
Healthcare diagnostic	2.19%
Office Furniture	2.02%
All others (none more than 2.0)%	17.81%

•	we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2008 aggregate minimum lease payments receivable:

State	Percentage

California	13.28%
Florida	9.03%
New York	8.17%
Texas	7.35%
New Jersey	5.88%
Pennsylvania	4.06%
Georgia	3.81%
North Carolina	3.58%
Massachusetts	3.02%
Illinois	3.02%
Ohio	2.87%
South Carolina	2.54%
All others (none more than 2.5)%	33.39%

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

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Each sales origination channel has one or more credit teams supporting it. The vast majority of our credit analysts are centralized in our New Jersey headquarters. At December 31, 2008, we had 20 credit analysts managed by 5 credit managers having an average of more than 9 years of experience. Each credit analyst is measured monthly against a discrete set of performance variables, including decision turnaround time, approval and loss rates, and adherence to our underwriting policies and procedures.

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

End User Customer Review.  Each end user customer’s application is reviewed using our rules-based set of underwriting guidelines that focus on commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on their experience in extending credit to small businesses. The guidelines are reviewed and revised as necessary by our Senior Credit Committee, which is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Risk Officer, Chief Financial Officer and Vice President of Collections. Our underwriting guidelines require a thorough credit investigation of the end user customer. The guidelines also include an analysis of the personal credit of the owner, who often guarantees the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

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

Within two hours of receipt of the application, the credit analyst is usually ready to render a credit decision on transactions less than $50,000. If there is insufficient information to render a credit decision, a request for more information will be made by the credit analyst. Credit approvals are typically valid for a 45-day period from the date of initial approval. In the event that the funding does not occur within the initial approval period, a re-approval may be issued after the credit analyst has reprocessed all the relevant credit information to determine that the creditworthiness of the applicant has not deteriorated.

In most instances after a lease is approved, a phone verification with the end user customer is performed by us, or in some instances by the origination source, prior to funding the transaction. The purpose of this call is to verify information on the credit application, review the terms and conditions of the lease contract, confirm the customer’s satisfaction with the equipment, and obtain additional billing information. We will delay paying the origination source for the equipment if the credit analyst uncovers any material issues during the phone verification.

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

Our internal credit surveillance team is responsible for ensuring that the credit department adheres to all underwriting guidelines. The audits produced by this department are designed to monitor our origination sources, regional office operations, appropriateness of exceptions to credit policy and documentation quality. Management reports are regularly generated by this department detailing the results of these surveillance activities.

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

Collection Process

Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and collect post-default recovery dollars. Our collection strategy employs a blend of proven methods, including a life-cycle approach, under which a single collector handles an account through an account’s entire period of delinquency, and a delinquency bucket segmentation approach, where certain collectors are assigned to accounts based on their delinquency status. The life-cycle approach allows the collector to communicate consistently with the end user customer’s decision maker to ensure that delinquent customers are providing consistent information. It also creates account ownership by the collectors, allowing us to evaluate them based on the delinquency level of their assigned accounts. The collectors are individually accountable for their results and a significant portion of their compensation is based on the delinquency performance of their accounts. The delinquency bucket segmentation approach allows us to assign our more experienced collectors to the later stage delinquent accounts.

Our collectors are grouped into teams that support a single sales origination channel. By supporting a single channel, the collector is able to gain knowledge about the origination sources and the types of transactions and other characteristics within that channel. Our collection activities begin with phone contact when a payment becomes ten days past due and continue throughout the delinquency period. We utilize a predictive dialer that automates outbound telephone dialing. The dialer is primarily used to focus on and reduce the number of accounts that are between ten and 30 days delinquent. A series of collection notices are sent once an account reaches the 30-, 60-, 75- and 90-day delinquency stages. Collectors input notes directly into our servicing system, enabling the collectors to monitor the status of problem accounts and promptly take any necessary actions. In addition, late charges are assessed when a leasing customer fails to remit payment on a lease by its due date. If the lease continues to be delinquent, we may exercise our remedies under the terms of the contract, including acceleration of the entire lease balance, litigation and/or repossession.

In addition, the collections department employs specialist collectors who focus on delinquent late fees, property taxes, bankrupt and large balance accounts.

After an account becomes 120 days or more past due, it is charged-off and referred to our internal recovery group, consisting of a team of paralegals and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts, including: 1) initiating litigation against the end user customer and any personal guarantor using our internal legal staff; 2) referring the account to an outside law firm or collection agency; and/or 3) repossessing and remarketing the equipment through third parties.

At the end of the initial lease term, a customer may return the equipment, continue leasing the equipment, or purchase the equipment for the amount set forth in the purchase option granted to the customer. The end of term department maintains a team of employees who seek to realize our recorded residual in the leased equipment at the end of the lease term.

Supervision and Regulation

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

Banking Regulation.  On January 13, 2009, in connection with the conversion of MBB from an industrial bank to a commercial bank, we became a bank holding company by order of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and will be subject to regulation under the Bank Holding Company Act. In connection with this approval, the Federal Reserve Board required the Company to identify any of its activities or investments that were impermissible under the Bank Holding Company Act. Such activities or investments must be terminated or conform to the Bank Holding Company Act within two years of the approval (unless additional time is granted by the Federal Reserve Board). The Company also agreed not to make additional investments in, or increase the types of impermissible products or services offered during this timeframe without the approval of the Federal Reserve Board. The Company’s reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd., are impermissible under the Bank Holding Company Act. However, such activities would be permissible if the Company was a financial holding company, and the Company intends to seek certification from the Federal Reserve Board to become a financial holding company within two years from its approval to become a bank holding company. The Bank Holding Company Act requires prior approval of an acquisition of all or substantially all of the assets of a bank or of ownership or control of voting shares of any bank if the share acquisition would give us more than 5% of the voting shares of any bank or bank holding company.

MBB is also subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to dividend payments, requirements governing the establishment of branches, and numerous other aspects of its operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders. All of our subsidiaries may be subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board, subject to certain conditions in the case of “functionally regulated subsidiaries,” such as broker/dealers and registered investment advisers.

Regulations governing MBB restrict extensions of credit by such institution to Marlin and, with some exceptions, to other Marlin affiliates. For these purposes, extensions of credit include loans and advances to and guarantees and letters of credit on behalf of Marlin and such affiliates. These regulations also restrict investments by MBB in the stock or other securities of Marlin and the covered affiliates, as well as the acceptance of such stock or other securities as collateral for loans to any borrower, whether or not related to Marlin.

Additional Activities.  Bank holding companies and their banking and non-banking subsidiaries have traditionally been limited to the business of banking and activities which are closely related thereto. The Gramm-Leach-Bliley Act (“GLB Act”) expanded the provisions of the Bank Holding Company Act by including a section that permits a bank holding company to become a financing holding company and permits them to engage in a full range of financial activities. A financial holding company is permitted to engage in a wide variety of activities deemed to be ’financial in nature” and includes lending, exchanging, transferring, investing for others, or safeguarding money or securities, providing financial, investment or economic advisory services and underwriting, dealing in, or making a market in securities. It is our intention in the future to seek certification from the Federal Reserve Board to become a financial holding company.

Capital Adequacy.  Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% out of the total capital (6% to be well-capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“Tier 1 Capital”). The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for loan and lease losses, allowance for credit losses on off-balance-sheet credit exposures, and unrealized gains on equity securities.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of Tier 1 Capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. MBB is subject to similar capital standards promulgated by the Federal Reserve Board.

The federal bank regulatory agencies’ risk-based capital guidelines for years have been based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision, a committee of central bankers and bank supervisors from the major industrialized countries. This body develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, it proposed a new capital adequacy framework (“Basel II”) for large, internationally active banking organizations to replace Basel I. Basel II was designed to produce a more risk-sensitive result than its predecessor. However, certain portions of Basel II entail complexities and costs that were expected to preclude their practical application to the majority of U.S. banking organizations that lack the economies of scale needed to absorb the associated expenses.

Effective April 1, 2008, the U.S. federal bank regulatory agencies have adopted Basel II for application to certain banking organizations in the United States. The new capital adequacy framework apply to organizations that (i) have consolidated assets of at least $250 billion, or (ii) have consolidated total on-balance sheet foreign exposures of at least $10 billion, or (iii) are eligible to, and elect to, opt-in to the new framework even though not required to do so under clause (i) or (ii) above, or (iv) as a general matter, are subsidiaries of a bank or bank holding company that uses the new rule. During a two-year phase in period, organizations required or electing to apply Basel II will report their capital adequacy calculations separately under both Basel I and Basel II on a “parallel run” basis. Implementation of Basel II may be delayed, or Basel II may be modified to address issues related to the financial crisis of 2008.

Given the high thresholds noted above, Marlin is not required to apply Basel II and does not expect to apply it in the foreseeable future. The U.S. federal bank regulatory agencies issued a separate proposal in December 2006 that would modify the existing Basel I framework applicable to the vast majority of U.S. banking organizations not required or electing to use the new Basel II program. The goal of this separate proposal would be to provide a more risk-sensitive capital regime for those organizations and to address concerns that the new Basel II framework would otherwise present significant competitive advantages for the largest participants in the U.S. banking industry.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure. Adequately capitalized institutions include depository institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.

Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately capitalized but not well-capitalized cannot accept, renew or roll over brokered deposits except with a waiver from the Federal Deposit Insurance Corporation (“FDIC”) and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

The federal bank regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;

•	prohibiting the holding company from making distributions without prior regulatory approval;

•	placing limits on asset growth and restrictions on activities;

•	placing additional restrictions on transactions with affiliates;

•	restricting the interest rate the institution may pay on deposits;

•	prohibiting the institution from accepting deposits from correspondent banks; and

•	in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. At December 31, 2008, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 19.33%, 17.26% and 18.31%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio about 15%. MBB’s equity balance at December 31, 2008 was $13.3 million, which qualifies for “well capitalized” status. We are seeking to modify the Order issued when MBB became an industrial bank to eliminate any inconsistencies between the Order and the Federal Reserve Bank of San Francisco’s approval of MBB as a commercial bank.

Federal Deposit Insurance.  Under the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a new risk-based premium system for FDIC deposit insurance, providing for quarterly assessments of FDIC insured institutions based on their respective rankings in one of four risk categories depending upon their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with certain “CAMELS” ratings (under the Uniform Financial Institutions Examination System adopted by the Federal Financial Institutions Examination Council) were grouped in Risk Category I and were assessed for deposit insurance premiums at an annual rate, with the assessment rate for the particular institution to be determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either a set of financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed premiums at progressively higher rates. MBB presently is designated a Risk Category I institution, pending receipt of its initial CAMELS rating expected to be received during the second quarter of 2009.

On November 21, 2008, following a determination by the Secretary of the Treasury that systemic risk existed in the nation’s financial sector, the FDIC Board of Directors adopted a new program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of noninterest-bearing deposit transaction accounts, regardless of dollar amount (the “Temporary Liquidity Guarantee Program” (“TLGP”)). MBB has determined not to participate in either facet of the TLGP.

After the passage of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the FDIC also increased deposit insurance for all deposit accounts up to $250,000 per account as of October 3, 2008 and ending December 31, 2009. Legislation has been introduced that will make this increase permanent. On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009. Effective April 1, 2009, the FDIC will change the way its assessment system differentiates for risk, making corresponding changes to assessment rates beginning with the second quarter of 2009, and make certain technical and other changes to these rules. The increase in deposit insurance described above, as well as the recent increase and anticipated additional increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks. The FDIC is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013. Recent failures caused that ratio to fall to 0.76 percent as of September 30, 2008.

Source of Strength Doctrine.  Under Federal Reserve Board policy and regulation, a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and is expected to stand prepared to commit resources to support each of them. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

USA Patriot Act of 2001.  A major focus of governmental policy applicable to financial institutions in recent years has been the effort to combat money laundering and terrorism financing. The USA Patriot Act of 2001 (the “Patriot Act”) was enacted to strengthen the ability of the U.S. law enforcement and intelligence communities to achieve this goal. The Patriot Act requires financial institutions, including our banking subsidiary, to assist in the prevention, detection and prosecution of money laundering and the financing of terrorism. The Patriot Act established standards to be followed by institutions in verifying client identification when accounts are opened and provides rules to promote cooperation among financial institutions, regulators and law enforcement organizations in identifying parties that may be involved in terrorism or money laundering.

Privacy.  Title V of the GLB Act is intended to increase the level of privacy protection afforded to customers of financial institutions, including customers of the securities and insurance affiliates of such institutions, partly in recognition of the increased cross-marketing opportunities created by the GLB Act’s elimination of many of the boundaries previously separating various segments of the financial services industry. Among other things, these provisions require institutions to have in place administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information, to protect against anticipated threats or hazards to the security or integrity of such records, and to protect against unauthorized access to or use of such records that could result in substantial harm or inconvenience to a customer. The GLB Act also requires institutions to furnish consumers at the outset of the relationship and annually thereafter written disclosures concerning the institution’s privacy policies.

EESA.  Turmoil in the nation’s financial sector during 2008 resulted in the passage of the EESA and the adoption of several programs by the U.S. Department of the Treasury, as well as several actions by the Federal Reserve Board. One such program under the Treasury Department’s Troubled Asset Relief Program (TARP) was action by Treasury to make significant investments in U.S. financial institutions through the Capital Purchase Program. Our application to provide us with the flexibility to participate in the TARP is pending regulatory approval.

The Federal Reserve has also developed an Asset-Backed Commercial Paper Money Market Fund Liquidity Facility and the Commercial Paper Funding Facility. The AMLF provides loans to depository institutions to purchase asset-backed commercial paper from money market mutual funds. The CPFF provides a liquidity backstop to U.S. issuers of commercial paper. These facilities are presently authorized through April 30, 2009.

Future Legislation.  From time to time, legislation will be introduced in Congress and state legislatures with respect to the regulation of financial institutions. It is anticipated that the 111th Congress will consider legislation affecting financial institutions in its upcoming session. We cannot determine the ultimate effect that potential legislation, if enacted, or any regulations issued to implement it, would have on us.

National Monetary Policy.  In addition to being affected by general economic conditions, the earnings and growth of MBB are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments, and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings, and growth cannot be predicted.

Dividends.  The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. Pursuant to its FDIC Order, MBB is not permitted to pay dividends during the first three years of operations without the prior written approval of the FDIC and the State of Utah.

Transfers of Funds and Transactions with Affiliates.  Sections 23A and 23B of the Federal Reserve Act and applicable regulations impose restrictions on MBB that limit the transfer of funds by MBB to Marlin and certain of its affiliates, in the form of loans, extensions of credit, investments or purchases of assets. These transfers by MBB to Marlin or any other single affiliate are limited in amount to 10% of MBB’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of MBB’s capital and surplus. These loans and extensions of credit are also subject to various collateral requirements. Sections 23A and 23B of the Federal Reserve Act and applicable regulations also require generally that MBB’s transactions with its affiliates be on terms no less favorable to MBB than comparable transactions with unrelated third parties. MBB completed de novo purchases totaling approximately $48.0 million of eligible leases and loans from Marlin Leasing Corporation during the second quarter of 2008, which completed the anticipated de novo transactions allowed by the Order.

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

Employees

As of December 31, 2008, we employed 284 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

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

If we cannot obtain external financing, we may be unable to fund our operations.  Our business requires a substantial amount of cash to operate. Our cash requirements will increase if our lease originations increase. We historically have obtained a substantial amount of the cash required for operations through a variety of external financing sources, such as borrowings under our revolving bank facility, financing of leases through commercial paper (“CP”) conduit warehouse facilities and term note securitizations. A failure to renew or increase the funding commitment under our existing CP conduit warehouse facility or add new CP conduit warehouse facilities could affect our ability to refinance leases originated through our revolving bank facility and, accordingly, our ability to fund and originate new leases. An inability to complete term note securitizations would result in our inability to refinance amounts outstanding under our CP conduit warehouse facility and revolving bank facility and would also negatively impact our ability to originate and service new leases.

Our ability to complete CP conduit transactions and term note securitizations, as well as our ability to obtain renewals of lenders’ commitments, is affected by a number of factors, including:

•	conditions in the securities and asset-backed securities markets;

•	conditions in the market for commercial bank liquidity support for CP programs;

•	compliance of our leases with the eligibility requirements established in connection with our CP conduit warehouse facility and term note securitizations, including the level of lease delinquencies and defaults; and

•	our ability to service the leases.

We are and will continue to be dependent upon the availability of credit from these external financing sources to continue to originate leases and to satisfy our other working capital needs. We may be unable to obtain additional financing on acceptable terms or at all, as a result of prevailing interest rates or other factors at the time, including the presence of covenants or other restrictions under existing financing arrangements. If any or all of our funding sources become unavailable on acceptable terms or at all, we may not have access to the financing necessary to conduct our business, which would limit our ability to fund our operations. We do not have long term commitments from any of our current funding sources. As a result, we may be unable to continue to access these or other funding sources. (See Liquidity and Capital Resources in Item 7). In the event we seek to obtain equity financing, our shareholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue such securities.

Our financing sources impose covenants, restrictions and default provisions on us, which could lead to termination of our financing facilities, acceleration of amounts outstanding under our financing facilities and our removal as servicer.  The legal agreements relating to our revolving bank facility, our CP conduit warehouse facility and our term note securitizations contain numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement, an interest coverage test and a maximum debt to equity ratio. In addition, a change in the individuals performing the duties currently encompassed by the roles of Chief Executive Officer or Chief Operating Officer is an event of default under our revolving bank facility and CP conduit warehouse facility, unless we hire a replacement acceptable to our lenders within 180 days.

A merger or consolidation with another company in which we are not the surviving entity, likewise, is an event of default under our financing facilities. Further, our revolving bank facility and CP conduit warehouse facility contain cross default provisions whereby certain defaults under one facility would also be an event of default under the other facilities. An event of default under the revolving bank facility or a CP conduit warehouse facility could result in termination of further funds being made available under these facilities. An event of default under any of our facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or our removal as a servicer of the leases financed by the facility. This would reduce our revenues from servicing and, by delaying any cash payment allowed to us under the financing facilities until the lenders have been paid in full, reduce our liquidity and cash flow.

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

Defaulted leases and certain delinquent leases also do not qualify as collateral against which initial advances may be made under our revolving bank facility or CP conduit warehouse facility, and we cannot include them in our term note securitizations. An increase in delinquencies or lease defaults could reduce the funding available to us under our facilities and could adversely affect our earnings, possibly materially. In addition, increasing rates of delinquencies or charge-offs could result in adverse changes in the structure of our future financing facilities, including increased interest rates payable to investors and the imposition of more burdensome covenants and credit enhancement requirements. Any of these occurrences may cause us to experience reduced earnings.

Deteriorated economic or business conditions may lead to greater than anticipated lease defaults and credit losses, which could limit our ability to obtain additional financing and reduce our operating income.  The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months at unprecedented levels. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and national recession. These events and the continuing market upheavals, may have an adverse effect on us. In the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

If we are unable to effectively execute our business strategy, we may suffer material operating losses.  Our financial position, liquidity, and results of operations depend on management’s ability to execute our business strategy and navigate through the current challenging economic environment. Key factors involved in the execution of this strategy include achieving the desired volume of leases of suitable yield and credit quality, effectively managing those leases and obtaining appropriate funding. Accomplishing such a result on a cost-effective basis is largely a function of our marketing capabilities, our management of the leasing process, our credit underwriting guidelines, our ability to provide competent, attentive and efficient servicing to our end user customers, our ability to execute effective credit risk management and collection techniques, our access to financing sources on acceptable terms and our ability to attract and retain high quality employees in all areas of our business. Failure to manage effectively these and other factors related to our business strategy and our overall operations may cause us to suffer material operating losses.

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

If interest rates change significantly, we may be subject to higher interest costs on future term note securitizations and we may be unable to hedge our variable-rate borrowings effectively, which may cause us to suffer material losses.  Because we generally fund our leases through a revolving bank facility, a CP conduit warehouse facility and term note securitizations, our margins could be reduced by an increase in interest rates. Each of our leases is structured so that the sum of all scheduled lease payments will equal the cost of the equipment to us, less the residual, plus a return on the amount of our investment. This return is known as the yield. The yield on our leases is fixed because the scheduled payments are fixed at the time of lease origination. When we originate or acquire leases, we base our pricing in part on the spread we expect to achieve between the yield on each lease and the effective interest rate we expect to pay when we finance the lease. To the extent that a lease is financed with variable-rate funding, increases in interest rates during the term of a lease could narrow or eliminate the spread, or result in a negative spread. A negative spread is an interest cost greater than the yield on the lease. Currently, our revolving bank facility and our CP conduit warehouse facility have variable rates based on LIBOR, prime rate or commercial paper interest rates. As a result, because our assets have a fixed interest rate, increases in LIBOR, prime rate or commercial paper interest rates would negatively impact our earnings. If interest rates increase faster than we are able to adjust the pricing under our new leases, our net interest margin would be reduced. As required under our financing facility agreement, we enter into interest-rate cap agreements to hedge against the risk of interest rate increases in our CP conduit warehouse facility. If our hedging strategies are imperfectly implemented or if a counterparty defaults on a hedging agreement, we could suffer losses relating to our hedging activities. In addition, with respect to our fixed-rate borrowings, such as our term note securitizations, increases in interest rates could have the effect of increasing our borrowing costs on future term note transactions.

The departure of any of our key management personnel or our inability to hire suitable replacements for our management may result in defaults under our financing facilities, which could restrict our ability to access funding and operate our business effectively.  Our future success depends to a significant extent on the continued service of our senior management team. A change in the individuals performing the duties currently encompassed by the roles of Chief Executive Officer or Chief Operating Officer is an event of default under our revolving bank facility and CP conduit warehouse facility, unless we hire a replacement acceptable to our lenders within 180 days.

The termination or interruption of, or a decrease in volume under, our property insurance program would cause us to experience lower revenues and may result in a significant reduction in our net income.  Our end user customers are required to obtain all-risk property insurance for the replacement value of the leased equipment. The end user customer has the option of either delivering a certificate of insurance listing us as loss payee under a commercial property policy issued by a third-party insurer or satisfying their insurance obligation through our insurance program. Under our program, the end user customer purchases coverage under a master property insurance policy written by a national third-party insurer (our “primary insurer”) with whom our captive insurance subsidiary, AssuranceOne, Ltd., has entered into a 100% reinsurance arrangement. Termination or interruption of our program could occur for a variety of reasons, including: 1) adverse changes in laws or regulations affecting our primary insurer or AssuranceOne, Ltd.; 2) a change in the financial condition or financial strength ratings of our primary insurer or AssuranceOne, Ltd.; 3) negative developments in the loss reserves or future loss experience of AssuranceOne, Ltd., which render it uneconomical for us to continue the program; 4) termination or expiration of the reinsurance agreement with our primary insurer, coupled with an inability by us to identify quickly and negotiate an acceptable arrangement with a replacement carrier; 5) competitive factors in the property insurance market; or 6) failure of the Company to become a financial holding company within two years of its approval as a bank holding company, thereby requiring the Company to terminate its insurance operations given they are impermissible activities under the Bank Holding Company Act. If there is a termination or interruption of this program or if fewer end user customers elected to satisfy their insurance obligations through our program, we would experience lower revenues and our net income may be reduced.

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

Government regulation significantly affects our business.  The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. As of January 13, 2009, as a bank holding company, we will be subject to regulation by the Federal Reserve Board and the subject to the Bank Holding Company Act. Our bank subsidiary, MBB, will be also be subject to regulation by the Federal Reserve Board and is subject to regulation by the State of Utah. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth. In addition, changes in laws, regulations, and regulatory practices affecting the banking industry may limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to make loans and leases, and may also result in the imposition of additional costs on us.

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

Our quarterly operating results may fluctuate significantly.  Our operating results may differ from quarter to quarter, and these differences may be significant. Factors that may cause these differences include: changes in the volume of lease applications, approvals and originations; changes in interest rates; the timing of term note securitizations; the availability and cost of capital and funding; the degree of competition we face; the levels of charge-offs we incur; general economic conditions and other factors. In addition, by discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives and hedging activities in the consolidated statements of income. This change creates volatility in our results of operations, as the market value of our derivatives may change over time, and this volatility may adversely impact our results of operations and financial condition. These changes in value are based on the values of the derivative contracts as of the dates reported in a volatile market that changes daily, and will not necessarily reflect the value at settlement. The results of any one quarter may not indicate what our performance may be in the future.

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

Certain investors continue to own a large percentage of our common stock and have filed a shelf registration statement, which could result in additional shares being sold into the public market and thereby affect the market price of our common stock.  Two institutional investors who first purchased our common stock in private placement transactions prior to our IPO owned approximately 26% of the outstanding shares of our common stock as of December 31, 2008. A shelf registration statement on Form S-3 (No. 333-128329) registering 4,294,947 shares of common stock owned by these two investors became effective on December 19, 2005. In November 2006, one of the investors sold 1,000,000 shares of common stock pursuant to a public offering under the shelf registration statement. Further sales by these investors of all or a portion of their shares pursuant to the shelf registration statement or otherwise could ultimately affect the market price of our common stock.

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

At December 31, 2008, we operated from six leased facilities including our executive office facility and five branch offices. In December 2004, we relocated our Mount Laurel, New Jersey executive offices to a leased facility of approximately 50,000 square feet under a lease that expires in May 2013. We also lease 3,524 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in July 2013. In addition, we have regional offices in Johns Creek, Georgia (a suburb of Atlanta), Englewood, Colorado (a suburb of Denver), Chicago, Illinois and Salt Lake City, Utah. Our Georgia office is 5,822 square feet and the lease expires in July 2013. Our Colorado office is 5,914 square feet and the lease expires in September 2009. Our Chicago office is 4,166 square feet and the lease expires in April 2010. Our Salt Lake City office is 5,764 square feet and the lease expires in October 2010. We believe our leased facilities are adequate for our current needs and sufficient to support our current operations and anticipated future requirements.

Item 3.	Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition or results of operations or cash flows.

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

	2008		2007
	High	Low	High	Low

First Quarter	$11.57	$7.55	$24.34	$20.24
Second Quarter	$8.01	$6.02	$24.29	$18.70
Third Quarter	$9.19	$6.12	$21.94	$14.25
Fourth Quarter	$8.75	$1.36	$15.37	$11.10

Dividend Policy

We have not paid or declared any cash dividends on our common stock and we presently have no intention of paying cash dividends on our common stock in the foreseeable future. The payment of cash dividends, if any, will depend upon our earnings, financial condition, capital requirements, cash flow and long-range plans and such other factors as our Board of Directors may deem relevant.

The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. For state-chartered banks which are members of the Federal Reserve System, the approval of the Federal Reserve Board is required for the payment of dividends by the bank subsidiary in any calendar year if the total of all dividends declared by the bank in that calendar year, including the proposed dividend, exceeds the current year’s net income combined with the retained net income for the two preceding calendar years. “Retained net income” for any period means the net income for that period less any common or preferred stock dividends declared in that period. Moreover, no dividends may be paid by such bank in excess of its undivided profits account.

Number of Record Holders

There were 423 holders of record of our common stock at February 28, 2009. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

The number of shares of common stock repurchased by Marlin during the fourth quarter of 2008 and the average price paid per share is as follows:

				Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	Number of		Part of a Publicly	be Purchased Under
	Shares	Average Price	Announced Plan or	the Plans or
Time Period	Purchased	Paid Per Share(1)	Program	Programs

October 1, 2008 to October 31, 2008	—	—	—	$11,402,903
November 1, 2008 to November 30, 2008	8,846	$4.62	8,846	$11,361,978
December 1, 2008 to December 31, 2008	94,054	$3.64	94,054	$11,019,208

Total for the quarter ended December 31, 2008	102,900	$3.73	102,900	$11,019,208

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

In addition to the repurchases disclosed above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 2,444 such shares repurchased pursuant to the 2003 Plan during the fourth quarter of 2008, at an average cost of $6.78.

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

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the SNL Specialty Lender Index for the period commencing on December 31, 2003 and ending on December 31, 2008. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on November 12, 2003 in each of the following: the Company’s common stock, the Russell 2000 Index and the SNL Specialty Lender Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

Total Return Performance

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Marlin Business Services Corp.	100.00	109.20	137.30	138.10	69.31	15.00

Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44

SNL Specialty Lender	100.00	119.39	111.06	125.78	82.42	22.98

Source : SNL Financial LC, Charlottesville, VA
© 2009

Item 6.	Selected Financial Data

The following financial information should be read together with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per- share data)

Statement of Operations Data:
Interest and fee income	$108,756	$112,227	$97,955	$85,529	$71,168
Interest expense	36,880	35,322	26,562	20,835	16,675

Net interest and fee income	71,876	76,905	71,393	64,694	54,493
Provision for credit losses	31,494	17,221	9,934	10,886	9,953

Net interest and fee income after provision for credit losses	40,382	59,684	61,459	53,808	44,540
Insurance and other income	6,841	6,684	5,501	4,682	4,383

Net interest and other revenue after provision for credit losses	47,223	66,368	66,960	58,490	48,923

Loss on derivatives and hedging activities	(16,039)	—	—	—	—

Non-interest expense:
Salaries and benefits	22,916	21,329	22,468	18,173	14,447
General and administrative	15,241	13,633	11,957	11,908	10,063
Financing related costs	1,418	1,045	1,324	1,554	2,055

Non-interest expense	39,575	36,007	35,749	31,635	26,565

Income (loss) before income taxes	(8,391)	30,361	31,211	26,855	22,358
Income tax expense (benefit)	(3,161)	12,075	12,577	10,607	8,899

Net income (loss)	$(5,230)	$18,286	$18,634	$16,248	$13,459

Basic earnings (loss) per share	$(0.44)	$1.51	$1.58	$1.41	$1.19
Shares used in computing basic earnings (loss) per share	11,874,647	12,079,172	11,803,973	11,551,589	11,330,132
Diluted earnings (loss) per share	$(0.44)	$1.49	$1.53	$1.36	$1.15
Shares used in computing diluted earnings (loss) per share	11,874,647	12,299,051	12,161,479	11,986,088	11,729,703

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Operating Data:
Total number of finance receivables originated	24,869	33,141	34,214	32,754	31,818
Total finance receivables originated	$256,554	$390,766	$388,661	$318,413	$272,271
Average total finance receivables(1)	$680,645	$721,900	$611,348	$523,948	$446,965
Weighted average interest rate (implicit) on new finance receivables originated(2)	13.67%	12.93%	12.72%	12.75%	13.82%
Interest income as a percent of average total finance receivables(1)	12.03%	12.50%	12.70%	12.90%	12.91%
Interest expense as percent of average interest-bearing liabilities	5.62%	5.21%	4.78%	4.24%	3.86%

Portfolio Asset Quality Data:
Total finance receivables, end of period(1)	$664,761	$749,571	$679,622	$562,039	$479,954
Delinquencies greater than 60 days past due(3)	1.59%	0.95%	0.71%	0.61%	0.78%
Allowance for credit losses	$15,283	$10,988	$8,201	$7,813	$6,062
Allowance for credit losses to total finance receivables, end of period(1)	2.30%	1.47%	1.21%	1.39%	1.26%
Charge-offs, net	$27,199	$14,434	$9,546	$9,135	$8,907
Ratio of net charge-offs to average total finance receivables(1)	3.80%	2.00%	1.56%	1.74%	1.99%

Operating Ratios:
Efficiency ratio(4)	48.47%	41.83%	44.77%	43.36%	41.63%
Return on average total assets	(0.62)%	2.12%	2.54%	2.57%	2.54%
Return on average stockholders’ equity	(3.48)%	12.57%	14.95%	15.96%	16.47%

Balance Sheet Data:
Cash and cash equivalents	$32,776	$34,347	$26,663	$34,472	$16,092
Restricted cash	$66,212	$141,070	$57,705	$47,786	$37,331
Net investment in leases and loans	$670,494	$765,938	$693,911	$572,581	$489,678
Total assets	$795,816	$959,654	$795,452	$670,989	$554,693
Revolving and term secured borrowings	$543,308	$773,085	$616,322	$516,849	$434,670
Total liabilities	$648,360	$809,509	$661,163	$558,380	$464,343
Total stockholders’ equity	$147,456	$150,145	$134,289	$112,609	$90,350

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred, are excluded.

(2)	Excludes initial direct costs and fees deferred.

(3)	Calculated as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables.

(4)	Salaries, benefits, general and administrative expenses divided by net interest and fee income, insurance and other income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	general volatility of the securitization and capital markets;

•	changes in our industry, interest rates or the general economy;

•	changes in our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1A of this Form 10-K.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

Overview

We are a nationwide provider of equipment financing and working capital solutions primarily to small businesses. We finance over 80 categories of commercial equipment important to businesses, including copiers, certain commercial and industrial equipment, security systems, computers, and telecommunications equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a much lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2008, our lease portfolio consisted of approximately 113,000 accounts, from approximately 92,000 customers, with an average original term of 48 months, and an average original transaction size of approximately $11,000.

Since our founding in 1997, we have grown to $795.8 million in total assets at December 31, 2008. Our assets are substantially comprised of our net investment in leases and loans which totaled $670.5 million at December 31, 2008.

In November 2006, we announced the introduction of business capital loans. Business capital loans provide small business customers access to working capital credit through term loans. At December 31, 2008, the business capital loan portfolio totaled $12.3 million.

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

We continue to be impacted by the current challenging economic environment in 2009. As a result, we have proactively lowered expenses in the first quarter of 2009, including reducing our workforce by 17% and closing our two smallest satellite sales offices (Chicago and Utah). A total of approximately 49 employees company-wide were affected as a result of the staff reductions in the first quarter of 2009. We expect to incur pretax severance costs in the three months ended March 31, 2009 of approximately $500,000 related to the staff reductions. The total annualized pretax salary cost savings that are expected to result from the reductions are estimated to be approximately $2.3 million. Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the year ended December 31, 2008, our net credit losses were 3.80% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio.

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

Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate financing sources consist of a revolving bank facility and a commercial paper (“CP”) conduit warehouse facility. We issue fixed-rate term debt through the asset-backed securitization market. Typically, leases are funded through variable-rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of December 31 2008, $441.4 million, or 81.2%, of our $543.3 million in total borrowings were fixed cost term note securitizations.

Since we initially finance our fixed-rate leases with variable-rate financing, our earnings are exposed to interest-rate risk should interest rates rise before we complete our fixed-rate term note securitizations. We generally benefit in times of falling and low interest rates. We are also dependent upon obtaining future financing to refinance our warehouse lines of credit in order to grow our lease portfolio. We have historically completed a fixed-rate term note securitization approximately once a year. Due to the impact on interest rates from unfavorable market conditions and the available capacity in our warehouse facilities, the Company elected not to complete a fixed-rate term note securitization in 2008. Failure to obtain such financing, or other alternate financing in the future, may significantly restrict our growth and future financial performance.

We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to Statement of Financial Standards (“SFAS”) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting pursuant to SFAS No. 133.

On March 20, 2007, the Federal Deposit Insurance Corporation (“FDIC”) approved the application of our wholly-owned subsidiary, Marlin Business Bank (“MBB”) to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base.

On December 31, 2008, MBB received approval from the Federal Reserve Bank of San Francisco (“FRB”) to (i) convert from an industrial bank to a state-chartered commercial bank and (ii) become a member of the Federal Reserve System. In addition, on December 31, 2008, Marlin Business Services Corp. received approval to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank.

On January 13, 2009, MBB converted from an industrial bank to a commercial bank chartered and supervised by the State of Utah and the Federal Reserve Board. In connection with the conversion of MBB to a commercial bank, Marlin Business Services Corp. became a bank holding company on January 13, 2009. In connection with this approval, the Federal Reserve Board required the Company to identify any of its activities or investments that were impermissible under the Bank Holding Company Act. Such activities or investments must be terminated or conform to the Bank Holding Company Act within two years of the approval (unless additional time is granted by the Federal Reserve Board). (See Regulation and Supervision in Item 1). The Company’s reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd., are impermissible under the Bank Holding Company Act. However, such activities would be permissible if the Company was a financial holding company, and the Company intends to seek certification from the Federal Reserve Board to become a financial holding company within two years from its approval to become a bank holding company. The Bank Holding Company Act requires prior approval of an acquisition of all or substantially all of the assets of a bank or of ownership or control of voting shares of any bank if the share acquisition would give us more than 5% of the voting shares of any bank or bank holding company.

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

On January 13, 2009, in connection with the conversion of MBB to a commercial bank, Marlin Business Services Corp. became a bank holding company and thus became subject to regulation by the Federal Reserve Board as of that date.

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

Marlin purchased 331,315 shares of its common stock for $2.4 million during the year ended December 31, 2008. At December 31, 2008, Marlin had $11.0 million remaining in its stock repurchase plan authorized by the Board.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 2,444 such shares repurchased pursuant to the 2003 Plan during the year ended December 31, 2008, at an average cost of $6.78. There were no such shares repurchased pursuant to the 2003 Plan during the year ended December 31, 2007.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including credit losses, residuals, initial direct costs and fees, other fees, performance assumptions for stock-based compensation awards, the probability of forecasted transactions, the fair value of financial instruments and the realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Our consolidated financial statements are based on the selection and application of critical accounting policies, the most significant of which are described below.

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

Allowance for credit losses.  In accordance with SFAS No. 5, Accounting for Contingencies, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross section of variables including industry, geography, equipment type, obligor and vendor. To project probable net credit losses, we perform a migration analysis of delinquent and current accounts based on historic loss experience. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. In addition to the migration analysis, we also consider other factors including recent trends in delinquencies and charge-offs; accounts filing for bankruptcy; account modifications; recovered amounts; forecasting uncertainties; the composition of our lease and loan portfolios; economic conditions; and seasonality. The various factors used in the analysis are reviewed on a periodic basis. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

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

While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives and hedging activities. This change creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

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

Stock-Based Compensation.  We issue both restricted shares and stock options to certain employees and directors as part of our overall compensation strategy. SFAS No. 123(R), Share-Based Payment, establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards ultimately expected to vest. Compensation cost is recognized on a straight-line basis over the service period for all awards granted subsequent to the Company’s adoption of SFAS No. 123(R), as well as for the unvested portions of awards outstanding as of the Company’s adoption of SFAS No. 123(R).

We use the Black-Scholes valuation model to measure the fair value of our stock options utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility, and dividend yield. The assumptions are based on subjective future expectations combined with management judgment.

Under SFAS No. 123(R), the Company is also required to use judgment in estimating the amount of awards that are expected to be forfeited, with subsequent revisions to the assumptions if actual forfeitures differ from those estimates. In addition, for performance-based awards the Company estimates the degree to which the performance conditions will be met to estimate the number of shares expected to vest and the related compensation expense. Compensation expense is adjusted in the period such performance estimates change.

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

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition, results of operations or cash flows as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At December 31, 2008, there have been no material changes to the liability for uncertain tax positions and there are no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2003 through 2008 are subject to examination.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007

Net income(loss).  A net loss of $5.2 million, or $0.44 per share, was recorded for the year ended December 31, 2008. This net loss includes an after-tax charge of approximately $6.7 million due to the change in market value of derivatives and an after-tax charge of approximately $3.0 million due to the reclassification into earnings from accumulated other comprehensive income related to a hedged forecasted transaction no longer anticipated to occur. Excluding these after-tax charges totaling $9.7 million, net income for the year ended December 31, 2008 would have been $4.5 million, a decrease of 75.4% or $13.8 million, compared to $18.3 million for the year ended December 31, 2007. Diluted earnings per share excluding these after-tax charges would have been $0.37 for the year ended December 31, 2008, compared to $1.49 for the year ended December 31, 2007.

Excluding the after-tax losses on hedging activities identified above, returns on average assets were 0.53% for the year ended December 31, 2008 and 2.12% for the year ended December 31, 2007. On the same basis, returns on average equity were 2.98% for the year ended December 31, 2008 and 12.57% for the year ended December 31, 2007.

The provision for credit losses increased $14.3 million, or 83.1%, to $31.5 million for the year ended December 31, 2008 from $17.2 million for the same period in 2007. During the year ended December 31, 2008, net interest and fee income decreased $5.0 million, primarily due to reduced interest income from payoffs of older, higher yielding leases, combined with lower outstanding invested cash balances.

For the year ended December 31, 2008, we generated 24,869 new finance receivables at a cost of $256.6 million compared to 33,141 new finance receivables at a cost of $390.8 million for the year ended December 31, 2007. The reduction in volume was primarily due to our decision to lower approval rates in response to economic conditions. Overall, our average total finance receivables at December 31, 2008 decreased 0.9% to $715.6 million at December 31, 2008 from $721.9 million at December 31, 2007.

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Interest income	$86,099	$90,231
Fee income	22,657	21,996

Interest and fee income	108,756	112,227
Interest expense	36,880	35,322

Net interest and fee income	$71,876	$76,905

Average total finance receivables(1)	$715,649	$721,900

Percent of average total finance receivables:
Interest income	12.03%	12.50%
Fee income	3.16	3.05

Interest and fee income	15.19	15.55
Interest expense	5.15	4.90

Net interest and fee margin	10.04%	10.65%

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred, are excluded.

Net interest and fee margin.  Net interest and fee income decreased $5.0 million, or 6.5%, to $71.9 million for the year ended December 31, 2008 from $76.9 million for the year ended December 31, 2007. The annualized net interest and fee margin decreased 61 basis points to 10.04% for the year ended December 31, 2008 from 10.65% for the same period in 2007.

Interest income, net of amortized initial direct costs and fees, decreased $4.1 million, or 4.5%, to $86.1 million for the year ended December 31, 2008 from $90.2 million for the year ended December 31, 2007. The decrease in interest income was primarily due to a 47 basis point decrease in average yield. This reduction is partially due to payoffs of older, higher yielding leases, combined with lower outstanding invested cash balances. The weighted average implicit interest rate on new finance receivables originated was 13.67% for the year ended December 31, 2008 compared to 12.93% for year ended December 31, 2007.

Fee income increased $661,000, or 3.0%, to $22.7 million for the year ended December 31, 2008 from $22.0 million for the year ended December 31, 2007. The increase in fee income was primarily due to higher administrative and late fees that grew by $962,000 to $14.9 million for the year ended December 31, 2008 compared to $14.0 million for the year ended December 31, 2007. The increase in administrative and late fee income is primarily attributed to increased late fee billings. Fee income also included approximately $5.9 million of net residual income for each of the years ended December 31, 2008 and 2007.

Fee income, as a percentage of average total finance receivables, increased 11 basis points to 3.16% for the year ended December 31, 2008 from 3.05% for the year ended December 31, 2007. Administrative and late fees remained the largest component of fee income at 2.09% as a percentage of average total finance receivables for the year ended December 31, 2008 compared to 1.94% for the year ended December 31, 2007. As a percentage of average total finance receivables, net residual income was 0.83% for the year ended December 31, 2008 compared to 0.82% for the year ended December 31, 2007.

Interest expense increased $1.6 million to $36.9 million for the year ended December 31, 2008 from $35.3 million for the year ended December 31, 2007. Interest expense, as a percentage of the average total finance receivables, increased 25 basis points to 5.15% for the year ended December 31, 2008 from 4.90% for the year ended December 31, 2007. Interest expense has risen primarily due to higher interest rates on the Company’s term note securitizations. During the year ended December 31, 2008, average term securitization borrowings outstanding were $591.8 million, representing 94.3% of total borrowings, compared to $562.8 million representing 83.4% of total borrowings for the same period in 2007.

Interest expense as a percentage of weighted average borrowings was 5.44% for the year ended December 31, 2008 compared to 5.23% for the year ended December 31, 2007. The average balance for our warehouse facilities was $35.8 million for the year ended December 31, 2008 compared to $112.2 million for the year ended December 31, 2007. The average borrowing costs for our warehouse facilities was 4.86% for the year ended December 31, 2008 compared to 5.76% for the year ended December 31, 2007. (See Liquidity and Capital Resources in this Item 7).

Interest costs on our August 2005, September 2006 and October 2007 issued term securitization borrowings increased over those issued in 2004 due to the rising interest rate environment. The coupon rate on the October 2007 securitization also reflects higher credit costs due to the general tightening of credit caused by recent overall stress and volatility in the financial markets. For the year ended December 31, 2008, average term securitization borrowings outstanding were $591.8 million at a weighted average coupon of 5.48% compared with $562.8 million at a weighted average coupon of 4.83% for the year ended December 31, 2007.

On August 18, 2005, we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006, we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the financing. On October 24, 2007, we closed on the issuance of our ninth term note securitization transaction in the amount of $440.5 million at a weighted average interest coupon approximating 5.70% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2007 term transaction to approximate an average of 6.32% over the term of the financing. Due to the impact on interest rates from unfavorable market conditions and the available capacity in our warehouse facilities, the Company elected not to complete a fixed-rate term note securitization in 2008.

Our term securitizations include multiple classes of fixed-rate notes with the shorter term, lower coupon classes amortizing (maturing) faster then the longer term higher coupon classes. This causes the blended interest expenses related to these borrowings to change and generally increase over the terms of the borrowings.

On February 15, 2008, we elected to exercise our call option and pay off the remaining $29.9 million of our 2004 term securitization, which carried a coupon rate of approximately 4.64%. On September 15, 2006, we elected to exercise our call option and pay off the remaining $31.5 million of our 2003 term securitization, which carried a coupon rate of approximately 3.19%. Our 2002 securitization was repaid in full on August 15, 2005 when the remaining note balances outstanding were $26.5 million at a coupon rate of approximately 4.41%.

The opening of our wholly-owned subsidiary, Marlin Business Bank, on March 12, 2008 provides an additional funding source. Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market. Interest expense on deposits was $1.2 million, or 4.14% as a percentage of weighted average deposits, for the year ended December 31, 2008. The average balance of deposits was $28.2 million for the year ended December 31, 2008.

Insurance and other income.  Insurance and other income increased $157,000 to $6.8 million for the year ended December 31, 2008 from $6.7 million for the year ended December 31, 2007. The increase is primarily related to insurance billings, which were $256,000 higher in 2008 than in 2007.

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

For the year ended December 31, 2008, the loss on derivatives and hedging activities was $16.0 million. Of this amount, $11.0 million represents the change in the fair value of the derivatives contracts during the year.

During 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by SFAS No. 133. A $5.0 million pretax loss was reclassified into loss on derivatives and hedging activities for the year ended December 31, 2008 for the related cash flow hedges.

These losses are based on the value of the derivative contracts at December 31, 2008 in a volatile market that is changing daily, and will not necessarily reflect the value at settlement.

Salaries and benefits expense.  Salaries and benefits expense increased $1.6 million, or 7.5%, to $22.9 million for the year ended December 31, 2008 from $21.3 million for the year ended December 31, 2007. The increase in compensation expense is primarily due to costs associated with the staff reduction initiative discussed below and lower capitalized costs as a result of lower origination volumes, partially offset by the discontinuance of the factoring business. There was no compensation related to the factoring business for the year ended December 31, 2008, compared to $364,000 for the same period in 2007.

As a financial services company, we are navigating through the current challenging economic environment. In response to this, on May 13, 2008, we reduced our staffing by approximately 14.7%. This action was part of an overall effort to reduce operating costs in light of our decision to moderate growth in fiscal 2008. Approximately 51 employees were affected as a result of the staff reduction. On May 13, 2008, we notified the affected employees. We incurred pretax costs during the twelve months ended December 31, 2008 of approximately $501,000 related to this action, almost all of which was related to severance costs. The total annualized pretax cost savings that are expected to result from this reduction are estimated to be approximately $2.6 million. Total personnel decreased to 284 at December 31, 2008 from 357 at December 31, 2007.

Salaries and benefits expense, as a percentage of the average total finance receivables, were 3.20% for the year ended December 31, 2008 compared with 2.95% for the same period in 2007.

General and administrative expense.  General and administrative expenses increased $1.6 million, or 11.8%, to $15.2 million for the year ended December 31, 2008 from $13.6 million for the year ended December 31, 2007. Over half of the increase related to temporary services for lease servicing and professional fees. As a percentage of average total finance receivables, general and administrative expenses increased to 2.13% for the year ended December 31, 2008 from 1.89% for the year ended December 31, 2007.

Financing related costs.  Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs increased $373,000 to $1.4 million for the year ended December 31, 2008 from $1.0 million for the year ended December 31, 2007. Mark-to-market expense recognized on our interest-rate caps was $39,000 for the year ended December 31, 2008 compared to expense of $8,000 for the year ended December 31, 2007. Commitment fees were $1.4 million for the year ended December 31, 2008 compared to $1.0 million for the year ended December 31, 2007.

Provision for credit losses.  The provision for credit losses increased $14.3 million, or 83.1%, to $31.5 million for the year ended December 31, 2008 from $17.2 million for the year ended December 31, 2007. Most of the increase was due to higher net charge-offs, which were $27.2 million for the year ended December 31, 2008, an increase of $12.8 million from $14.4 million during the year ended December 31, 2007. Net charge-offs as a percentage of average total finance receivables increased to 3.80% in 2008 from 2.00% in 2007. The allowance for credit losses increased approximately $4.3 million to $15.3 million at December 31, 2008, from $11.0 million at December 31, 2007.

Unfavorable economic trends have most significantly impacted the performance of rate-sensitive industries in our portfolio, specifically companies in the construction, mortgage and real estate businesses. Though these industries comprised approximately 10% of the total portfolio at December 31, 2008, approximately 22% of the charge-off activity related to these industries. Throughout 2007 and 2008, Marlin increased collection activities and strengthened underwriting criteria for these industries.

Provision for income taxes.  An income tax benefit of $3.2 million was recorded for the year ended December 31, 2008, compared to income tax expense of $12.1 million for the year ended December 31, 2007. The change in taxes is primarily attributed to the pretax loss recorded in 2008. Our effective tax rate, which is a combination of federal and state income tax rates, was 37.7% for the year ended December 31, 2008 and 39.8% for the year ended December 31, 2007. The effective tax rate for the year ended December 31, 2008 reflects increased expense related to a 2008 tax adjustment of $239,000, primarily related to a true-up of our deferred tax accounts. We anticipate our effective tax rate in future years to be approximately 40%.

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

Financing related costs.  Financing related costs include commitment fees paid to our financing sources and hedge costs pertaining to our interest-rate caps used to limit our exposure to an increase in interest rates. Financing related costs decreased $280,000 to $1.0 million for the year ended December 31, 2007 from $1.3 million for the year ended December 31, 2006. The decrease was primarily due to a decrease in bank commitment fees. Mark-to-market expense recognized on our interest-rate caps was $8,000 for the year ended December 31, 2007 compared with expense of $101,000 for the year ended December 31, 2006. Commitment fees were $1.0 million for the year ended December 31, 2007 compared with $1.2 million for the year ended December 31, 2006.

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

Credit quality for the year ended December 31, 2006, was more favorable than our general long-term expectation of 2.00% for an entire business cycle. The increase in net charge-offs in 2007 to 2.00% compared to 1.56% for 2006 was primarily due to worsening general economic trends from the favorable experience of 2006. These trends have most significantly impacted the performance of rate-sensitive industries in our portfolio, specifically companies in the mortgage and real estate businesses. These industries comprised approximately 5% of the total portfolio at December 31, 2007. During 2007, Marlin increased collection activities and strengthened underwriting criteria for these industries.

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

Operating Data

We manage expenditures using a comprehensive budgetary review process. Expenses are monitored by departmental heads and are reviewed by senior management monthly. The efficiency ratio (relating expenses with revenues) and the ratio of salaries and benefits and general and administrative expense as a percentage of the average total finance receivables shown below are metrics used by management to monitor productivity and spending levels.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Average total finance receivables	$715,649	$721,900	$611,348
Salaries and benefits expense	22,916	21,329	22,468
General and administrative expense	15,241	13,633	11,957
Efficiency ratio	48.47%	41.83%	44.77%
Percent of average total finance receivables:
Salaries and benefits	3.20%	2.95%	3.68%
General and administrative	2.13%	1.89%	1.96%

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

	As of or For the Year Ended December 31,
	2008	2007	2006	2005	2004

Number of sales account executives	86	118	100	103	100
Number of originating sources(1)	1,014	1,246	1,295	1,295	1,244

(1)	Monthly average of origination sources generating lease volume.

Finance Receivables and Asset Quality

Our net investment in leases and loans declined $95.4 million, or 12.5%, to $670.5 million at December 31, 2008, from $765.9 million at December 31, 2007. The Company is responding to current economic conditions with more restrictive credit standards, while continuing to pursue strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. The Company’s leases are generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources.

The chart below provides our asset quality statistics for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$10,988	$8,201	$7,813
Provision for credit losses	31,494	17,221	9,934
Charge-offs, net	(27,199)	(14,434)	(9,546)

Allowance for credit losses, end of period	$15,283	$10,988	$8,201

Net charge-offs to average total finance receivables(1)	3.80%	2.00%	1.56%
Allowance for credit losses to total finance receivables, end of period(1)	2.30%	1.47%	1.21%
Average total finance receivables(1)	$715,649	$721,900	$611,348
Total finance receivables, end of period(1)	$664,761	$749,571	$679,622
Delinquencies greater than 60 days past due	$12,203	$8,377	$5,676
Delinquencies greater than 60 days past due(2)	1.59%	0.95%	0.71%
Allowance for credit losses to delinquent accounts greater than 60 days past due	125.24%	131.17%	144.49%
Non-accrual leases and loans	$6,380	$3,695	$2,250
Renegotiated leases and loans	$8,256	$6,987	$3,819

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred, are excluded.

(2)	Calculated as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables.

Net investments in finance receivables are charged-off when they are contractually past due for 121 days and are reported net of recoveries. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

Net charge-offs for the year ended December 31, 2008 were $27.2 million, or 3.80% of average total finance receivables, compared to $14.4 million, or 2.00% of average total finance receivables, for the year ended December 31, 2007. The increase in net charge-offs during 2008 compared to prior periods is primarily due to worsening general economic trends and an increase in the charge-offs related to rate-sensitive industries.

The Company’s net charge-offs began increasing during 2007, primarily due to worsening general economic trends from the favorable experience of 2006. These trends have continued to worsen during 2008. The economic environment has most significantly impacted the performance of interest rate-sensitive industries in our portfolio, specifically companies in the construction, mortgage and real estate businesses. Though these industries comprised approximately 10% of the total portfolio at December 31, 2008, approximately 22% of the charge-off activity related to these industries. During 2007 and 2008, the Company increased collection activities and strengthened underwriting criteria for these industries and for the geographical areas most affected by these industries, specifically California and Florida. In addition, the Company has begun reducing origination volumes from indirect origination channels. These trends continue to be closely monitored.

Delinquent accounts greater than 60 days past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables) increased to 1.59% at December 31, 2008 from 0.95% at December 31, 2007. Our usual experience and expectation is for slightly higher delinquency rates as of year-end as we believe our customers tend to adjust their payment patterns around the year-end. However, worsening general economic trends have also resulted in increased delinquencies, as discussed above. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

In accordance with SFAS No. 5, Accounting for Contingencies, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. The factors and trends discussed above were included in the Company’s analysis to determine its allowance for credit losses. (See “Critical Accounting Policies.”)

Residual Performance

Our leases offer our end user customers the option to own the purchased equipment at lease expiration. Based on the minimum lease payments receivable as of December 31, 2008, approximately 73% of our leases were one dollar purchase option leases, 23% were fair market value leases and 4% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of December 31, 2008, there were $51.2 million of residual assets retained on our balance sheet of which $40.5 million, or 79.2%, were related to copiers. As of December 31, 2007, there were $50.8 million of residual assets retained on our balance sheet of which $38.5 million, or 75.9%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2008 and 2007, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Our leases generally include automatic renewal provisions and many leases continue beyond their initial term. We consider renewal income a component of residual performance. For the years ended December 31, 2008, 2007 and 2006 renewal income, net of depreciation, amounted to $7.0 million, $6.6 million and $6.5 million and net gains (losses) on residual values on equipment disposed amounted to ($1.1) million, ($640,000) and $284,000, respectively. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the term.

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

On March 20, 2007, the Federal Deposit Insurance Corporation (“FDIC”) approved the application of our wholly-owned subsidiary, Marlin Business Bank (“MBB”) to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base. MBB has funded $79.3 million of leases and loans through its initial capitalization of $12 million and its issuance of $63.4 million in FDIC insured deposits at an average borrowing rate of 4.00%.

On December 31, 2008, MBB received approval from the Federal Reserve Bank of San Francisco (“FRB”) to (i) convert from an industrial bank to a state-chartered commercial bank and (ii) become a member of the Federal Reserve System. In addition, on December 31, 2008, Marlin Business Services Corp. received approval to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank.

The conversion of MBB to a commercial bank took place in accordance with the approval issued by the FRB on December 31, 2008 (the “FRB Approval”). On January 8, 2009, the FRB modified the FRB Approval to permit

MBB to convert to a commercial bank and become a member of the Federal Reserve System without requiring the immediate $25 million capital injection contemplated in the approval. The FRB has delayed the requirement for the additional capital injection until such time as the FDIC acts on the modification request made by MBB to the FDIC to eliminate certain inconsistencies between the FRB Approval and an order by the FDIC, dated March 20, 2007 and modified on February 12, 2008 (the “FDIC Order”), that contained conditions required by the FDIC for MBB to become an industrial bank.

MBB has requested a modification to the FDIC Order to eliminate the inconsistencies that restrict the growth of the bank during its first three years of operations. The modification request is under review by the FDIC, but the FDIC has not provided a timeline as to when a decision may be expected. At this time, we are awaiting a response from the FDIC on the modification request. Until we receive approval for this modification, we do not expect to have clear visibility on our overall funding options. If the FDIC approves the modification request, then the Company intends to inject additional capital into MBB and begin executing the business plan approved by the FRB.

Pursuant to the FDIC Order, subject to regulatory and safety and soundness considerations, MBB is permitted to have total assets of $87 million in its first year of operation (March 2008 to March 2009), $104 million in its second year, and $128 million in its third year. As a result, MBB is expected to provide up to $69 million in funding for the assets in its first year of operations, up to $90 million in its second year, and up to $105 million in its third year. The asset limit would increase if the FDIC approves the modification request.

New originations, other than those originated by MBB, are generally funded in the short-term with cash from operations or through borrowings under our revolving bank facility or our CP conduit warehouse facility. Historically, we have executed a term note securitization approximately once a year to refinance and relieve the bank revolver and CP conduit warehouse facility. Due to the impact on interest rates from unfavorable market conditions and the available capacity in our warehouse facilities, the Company elected not to complete a fixed-rate term note securitization in 2008. As of December 31, 2008, we had $101.9 million in borrowings outstanding under our bank and CP conduit warehouse facilities and, therefore, we had approximately $113.1 million of available borrowing capacity through these facilities in addition to available cash and cash equivalents of $32.8 million. Our debt to equity ratio was 4.11:1 at December 31, 2008 and 5.15:1 at December 31, 2007.

Net cash used by financing activities was $168.6 million for the year ended December 31, 2008. Net cash provided by financing activities for the years ended December 31, 2007 and 2006 was $156.4 million and $99.6 million, respectively. Financing activities include net advances and repayments on our various borrowing sources.

Net cash provided by investing activities was $130.4 million for the year ended December 31, 2008. We used cash in investing activities of $171.2 million and $135.9 million for the years ended December 31, 2007 and 2006, respectively. Investing activities primarily relate to lease and loan origination activity and restricted cash balances.

Additional liquidity is provided by or used by our cash flow from operating activities. We generated net cash from operating activities of $36.6 million, $22.5 million and $28.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We expect cash from operating activities, additional borrowings on existing and future credit facilities, funds from brokered certificates of deposit and the completion of additional on-balance sheet term note securitizations to be adequate to support our operations and projected requirements.

Cash and Cash Equivalents.  Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We generally fund our originations and growth using advances under our revolving bank facility, our CP conduit warehouse facility and brokered certificates of deposit. Total cash and cash equivalents available as of December 31, 2008 was $32.8 million compared to $34.3 million at December 31, 2007.

Restricted Cash.  We had $66.2 million of restricted cash as of December 31, 2008 compared to $141.1 million at December 31, 2007. Restricted cash consists primarily of the pre-funding cash reserves and advance payment accounts related to our term note securitizations.

Borrowings.  Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $543.3 million at December 31, 2008 and $773.1 million at December 31, 2007. Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	For the 12 Months Ended December 31, 2008				As of December 31, 2008
	Maximum	Maximum Month	Average	Weighted		Weighted
	Facility	End Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)

Revolving bank facility(1)	$40,000	$37,201	$18,470	4.37%	$20,048	3.38%	$19,952
CP conduit warehouse facilities(1)	175,000	81,875	17,336	5.37%	81,875	4.33%	93,125
Term note securitizations(2)	—	744,167	591,815	5.48%	441,385	5.72%	—

	$215,000		$627,621	5.44%	$543,308	5.42%	$113,077

(1)	Subject to lease or loan eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts. As of December 31, 2008, we had completed nine on-balance-sheet term note securitizations and had repaid six in their entirety.

Revolving bank facility.  As of December 31, 2008 and December 31, 2007, the Company had a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings at LIBOR plus a spread of 1.50% to 1.87%. The credit facility expires on March 31, 2009. It is secured by leases that meet specified eligibility criteria. Our revolving bank facility provides temporary funding pending the accumulation of sufficient pools of leases for financing through a CP conduit warehouse facility or an on-balance-sheet term note securitization. Funding under this facility is based on a borrowing base formula and factors in an assumed discount rate and advance rate against the pledged leases.

Our weighted average outstanding borrowings under this facility were $18.5 million for the year ended December 31, 2008 compared to $6.3 million for the year ended December 31, 2007. We incurred interest expense under this facility of $808,000 for the year ended December 31, 2008 compared to $499,000 for the year ended December 31, 2007.

As of December 31, 2008, borrowings outstanding under the revolving bank facility were $20.0 million. At December 31, 2007, there were no borrowings outstanding under the revolving bank facility. For the years ended December 31, 2008 and 2007, the Company incurred commitment fees on the unused portion of the credit facility of $138,000 and $186,000, respectively.

CP conduit warehouse facilities.  We have a Commercial Paper (“CP”) conduit warehouse facility that allows us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transfer pools of leases and interests in the related equipment to special purpose, bankruptcy remote subsidiaries. These special purpose entities in turn pledge their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issues commercial paper to investors. The warehouse facility allows the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. This facility requires that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest-rate cap agreements.

Borrowings under the facility are based on borrowing base formulas with assumed discount rates and advance rates against the pledged collateral combined with specific portfolio concentration criteria. The financing arrangement has minimum annual fee requirements based on anticipated usage of the facility.

00-A Warehouse Facility — This facility totaled $125 million and expired in March 2008. The Company decided not to seek renewal of the facility, due to the availability of more diversified funding options at more favorable terms as a result of the opening of MBB. There were no outstanding borrowings under the 00-A

Warehouse Facility at December 31, 2008 and December 31, 2007, and no borrowings during the twelve months ended December 31, 2008. For the year ended December 31, 2007, the weighted average interest rate was 5.43%.

02-A Warehouse Facility — This facility totals $175 million and expires in March 2009. This facility has the ability to utilize both leases and business capital loan products in the borrowing base. For the years ended December 31, 2008 and 2007, the weighted average interest rate was 5.37% and 5.84%, respectively. At December 31, 2008, there were $81.9 million of borrowings outstanding under this facility. At December 31, 2007, there were no borrowings outstanding under this facility.

Term note securitizations.  Since our founding through December 31, 2008, we have completed nine on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned, special purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facility primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and that the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our Consolidated Balance Sheets. Our leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we reduce outstanding borrowings under our CP conduit warehouse facility and revolving bank facility, which increases the amounts available to us under these facilities to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our warehouse facilities, or increase such facilities, would significantly limit our ability to grow our lease portfolio. At December 31, 2008 and at December 31, 2007, outstanding term securitizations amounted to $441.4 million and $773.1 million, respectively.

As of December 31, 2008, $446.7 million of our net investment in leases and loans was pledged to our term note securitizations. Each of our outstanding term note securitizations is summarized below:

		Outstanding	Scheduled
	Notes Originally	Balance as of	Maturity	Original
	Issued	December 31, 2008	Date	Coupon Rate
	(Dollars in thousands)

2005 — 1
Class A-1	$92,000	$—	August 2006	4.05%
Class A-2	73,500	—	January 2008	4.49
Class A-3	50,000	—	November 2008	4.63
Class A-4	46,749	9,519	August 2012	4.75
Class B	55,546	21,607	August 2012	5.09
Class C	22,765	11,003	August 2012	5.67

	$340,560	$42,129		4.60	%(1)(2)

2006 — 1
Class A-1	$100,000	$—	September 2007	5.48%
Class A-2	65,000	—	November 2008	5.43
Class A-3	65,000	20,007	December 2009	5.34
Class A-4	62,761	62,761	September 2013	5.33
Class B	62,008	26,826	September 2013	5.63
Class C	25,413	13,777	September 2013	6.20

	$380,182	$123,371		5.51	%(1)(3)

2007 — 1
Class A-1	$112,000	$—	July 2008	5.21%
Class A-2	80,000	42,186	April 2009	5.35%
Class A-3	75,000	75,000	April 2010	5.32%
Class A-4	72,174	72,174	May 2011	5.37%
Class B	32,975	28,171	May 2011	5.82%
Class C	38,864	33,202	May 2011	6.31%
Class D	29,442	25,152	May 2011	7.30%

	$440,455	$275,885		5.70	%(1)(4)

Total Term Note Securitizations		$441,385

(1)	Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term securitizations also have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	The weighted average coupon rate of the 2005-1 term note securitization will approximate 4.81% over the term of the borrowing.

(3)	The weighted average coupon rate of the 2006-1 term note securitization will approximate 5.51% over the term of the borrowing.

(4)	The weighted average coupon rate of the 2007-1 term note securitization will approximate 5.70% over the term of the borrowing.

Financial Covenants

All of our secured borrowing arrangements have financial covenants that we must comply with in order to obtain funding through the facilities and to avoid an event of default. These covenants relate to, among other things, various financial covenants and maximum delinquency and default levels. A change in the individuals performing the duties currently encompassed by the roles of Chief Executive Officer or Chief Operating Officer is an event of default under our revolving bank facility and CP conduit warehouse facility, unless we hire a replacement acceptable to our lenders within 180 days.

A merger or consolidation with another company in which the Company is not the surviving entity is also an event of default under the financing facilities. In addition, the revolving bank facility and CP conduit warehouse facility contain cross-default provisions whereby certain defaults under one facility would also be an event of default on the other facilities, in essence simultaneously restricting our ability to access either of these critical sources of funding. A default by any of our term note securitizations is also considered an event of default under the revolving bank facility and CP conduit warehouse facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.

None of the Company’s debt facilities contain subjective acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under conditions that are not objectively determinable (for example, “if the debtor fails to maintain satisfactory operations” or “if a material adverse change occurs”).

Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2008 include:

	Actual(1)	Requirement

Tangible net worth minimum	$147.4 million	$92.2 million
Debt-to-equity ratio maximum	4.29 to 1	10 to 1
Four-quarter rolling average interest coverage ratio minimum	1.75 to 1	1.50 to 1
Three-month rolling average lease portfolio charge-off ratio maximum	4.04%	4.25%
Minimum quarterly net income (loss)	$0.4 million	$(100,000)

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

As of December 31, 2008, the Company was in compliance with terms of the revolving bank facility, the warehouse facility and the term securitization agreements.

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

The number of shares of common stock repurchased by the Company during the fourth quarter of 2008 and the average price paid per share is as follows:

				Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of a Publicly	be Purchased Under
	Number of Shares	Average Price	Announced Plan or	the Plans or
Time Period	Purchased	Paid Per Share(1)	Program	Programs

October 1, 2008 to October 31, 2008	—	—	—	$11,402,903
November 1, 2008 to November 30, 2008	8,846	$4.62	8,846	11,361,978
December 1, 2008 to December 31, 2008	94,054	$3.64	94,054	11,019,208

Total for the quarter ended December 31, 2008	102,900	$3.73	102,900	11,019,208

(2)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

In addition to the repurchases disclosed above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 2,444 such shares repurchased pursuant to the 2003 Plan during the fourth quarter of 2008, at an average cost of $6.78.

Contractual Obligations

In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of December 31, 2008 were as follows:

	Contractual Obligations as of December 31, 2008
			Operating	Leased	Capital
	Borrowings	Interest	Leases	Facilities	Leases	Total
	(Dollars in thousands)

2009	$315,874	$19,954	$17	$1,779	$11	$337,635
2010	135,077	9,639	12	1,624	3	146,355
2011	68,364	3,587	5	1,484	—	73,440
2012	23,095	718	—	1,514	—	25,327
2013	878	19	—	655	—	1,552
Thereafter	20	1	—	—	—	21

Total	$543,308	$33,918	$34	$7,056	$14	$584,330

(1)	Includes interest on term note securitizations only. Excludes interest on $101.9 million related to the revolving bank facility and CP conduit warehouse facility.

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

Between term note securitization issues, we finance our new lease and loan originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest-rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from zero to 18.8% and averaged 5.7%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization. At December 31, 2008, $101.9 million, or 18.8%, of our borrowings were variable-rate borrowings.

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

All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to SFAS No. 133, as amended, Accounting for Derivatives Instruments and Hedging Activities.

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

Certain of these agreements were terminated simultaneously with the pricing of the related term securitization transactions. For each terminated agreement, the realized gain or loss was deferred and recorded in the equity section of the Consolidated Balance Sheets, and is being reclassified into earnings as an adjustment to interest expense over the terms of the related term securitizations.

While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives and hedging activities. This change creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

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

During 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by SFAS No. 133. As a result, a $5.0 million pretax ($3.0 million after tax) loss was reclassified from accumulated other comprehensive income into loss on derivatives and hedging activities for the year ended December 31, 2008 for the related cash flow hedges.

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

The following tables summarize specific information regarding the active and terminated interest-rate swap agreements described above:

For Active Agreements:

Inception Date	March, 2008	January, 2008	December, 2007	August, 2007	August, 2006	July, 2004
Commencement Date	October, 2009	October, 2009	October, 2009	October, 2008	October, 2008	July, 2004
	(Dollars in thousands)

Notional amount:
December 31, 2008	$25,000	$25,000	$100,000	$50,000	$50,000	$—
December 31, 2007	$—	$—	$100,000	$100,000	$100,000	$3,066
For active agreements:
Fair value recorded in other assets (liabilities)
December 31, 2008	$(653)	$(922)	$(3,955)	$(2,823)	$(3,175)	$—
December 31, 2007	$—	$—	$(46)	$(2,010)	$(2,704)	$4
Unrealized gain (loss), net of tax, recorded in equity
December 31, 2008	$246	$93	$190	$—	$—	$—
December 31, 2007	$—	$—	$(28)	$(1,213)	$(1,632)	$2

For Terminated Agreements:

			August 2006/	June/	October/
Inception Date	August, 2007	August, 2006	August 2007	September, 2005	December, 2004
Commencement Date	October, 2008	October, 2008	October, 2007	September, 2006	August, 2005
Termination Date	October, 2008	September, 2008	October, 2007	September, 2006	August, 2005
	(Dollars in thousands)

Notional amount	$50,000	$50,000	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(1,717)	$(1,595)	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity:
December 31, 2008	$—	$—	$(777)	$399	$16
December 31, 2007	$—	$—	$(1,462)	$974	$229
Amortization recognized as increase (decrease) in interest expense:
Year ended December 31, 2008	$—	$—	$1,136	$(953)	$(354)
Year ended December 31, 2007	$—	$—	$255	$(1,543)	$(749)
Expected amortization during next 12 months as increase (decrease) in interest expense	$—	$—	$699	$(514)	$(26)

The Company recorded a loss on derivatives and hedging activities for the periods indicated as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Change in fair value of derivative contracts	$(10,998)	$—	$—
Cash flow hedging losses on forecasted transactions no longer probable of occurring(1)	(5,041)	—	—

Loss on derivatives and hedging activities	$(16,039)	$—	$—

(1)	Reclassified from accumulated other comprehensive income

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these interest-rate cap agreements are recorded at fair value in other assets at $53,000 and $182,000 as of December 31, 2008 and December 31, 2007, respectively. The notional amount of interest-rate caps owned as of December 31, 2008 and December 31, 2007 was $175.8 million and $227.0 million, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations.

The Company also sells interest-rate caps to offset partially the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to offset partially the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of December 31, 2008 and December 31, 2007, the notional amount of interest-rate cap sold agreements totaled $165.5 million and $214.8 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $40,000 and $182,000 as of December 31, 2008 and December 31, 2007, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying statements of operations.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations. For debt obligations, the table presents the contractually scheduled maturities and the related weighted average interest rates as of December 31, 2008 expected as of and for each year ended through December 31, 2012 and for periods thereafter.

	Scheduled Maturities by Calendar Year
						Total
					2013 &	Carrying
	2009	2010	2011	2012	Thereafter	Amount
	(Dollars in thousands)

Debt:
Fixed-rate debt	$213,951	$135,077	$68,364	$23,095	$898	$441,385
Average fixed rate	5.65%	5.89%	6.16%	6.56%	7.72%	5.85%
Variable-rate debt	$101,923	$—	$—	$—	$—	$101,923
Average variable rate	4.14%	—	—	—	—	4.14%
Interest-rate caps purchased:
Beginning notional balance	$175,752	$121,409	$70,102	$28,107	$6,000	$175,752
Ending notional balance	121,409	70,102	28,107	6,000	—	—
Average receive rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Interest-rate caps sold:
Beginning notional balance	$165,504	$109,626	$55,571	$13,144	$6,000	$165,504
Ending notional balance	109,626	55,571	13,144	6,000	—	—
Average pay rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Forward starting interest-rate swaps:
Beginning notional balance	$250,000	$250,000	$150,000	$—	$—	$250,000
Ending notional balance(1)	250,000	150,000	—	—	—	—
Average pay rate	4.43%	4.26%	3.96%	—%	—%	4.43%

Our earnings are sensitive to fluctuations in interest rates. The revolving bank facility and CP conduit warehouse facility charge variable rates of interest based on LIBOR, prime rate or commercial paper interest rates. Because our assets are predominantly fixed-rate, increases in these market interest rates would negatively impact earnings and decreases in the rates would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing of our new originations or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.

For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the year ended December 31, 2008 would have been to reduce net interest and fee income by approximately $358,000 based on our average variable-rate warehouse borrowings of approximately $35.8 million for the year then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. The impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our interest-rate swap agreements are indexed would have resulted in an estimated change in fair value of approximately $4.0 million at December 31, 2008, which would have been reflected as a reduction in the loss on derivatives and hedging activities in the consolidated statements of operations.

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

Selected Quarterly Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)

Year ended December 31, 2008
Interest income	$22,953	$21,870	$21,062	$20,214
Fee income	5,594	5,565	5,855	5,643
Interest and fee income	28,547	27,435	26,917	25,857
Interest expense	10,247	9,359	8,790	8,484
Provision for credit losses	7,006	6,530	8,602	9,356
Loss on derivatives and hedging activities	—	—	(3,280)	(12,759)
Income tax expense (benefit)	1,157	985	(425)	(4,878)
Net income (loss)	1,359	1,700	(941)	(7,348)
Basic earnings (loss) per share	0.11	0.14	(0.08)	(0.62)
Diluted earnings (loss) per share	0.11	0.14	(0.08)	(0.62)
Net investment in leases and loans	753,535	731,427	702,095	670,494
Total assets	872,833	855,577	803,918	795,816
Net deferred income tax liability	14,302	14,513	14,861	15,673
Total liabilities	725,231	703,182	651,469	648,360
Retained earnings	70,090	71,790	70,848	63,501
Total stockholders’ equity	147,602	152,395	152,449	147,456
Year ended December 31, 2007
Interest income	$21,437	$22,151	$22,622	$24,021
Fee income	5,615	5,186	5,685	5,510
Interest and fee income	27,052	27,337	28,307	29,531
Interest expense	7,711	8,256	8,768	10,587
Provision for credit losses	3,392	3,468	3,966	6,395
Income tax expense	3,282	3,381	3,298	2,114
Net income	5,027	5,178	5,028	3,053
Basic earnings per share	0.42	0.43	0.41	0.25
Diluted earnings per share	0.41	0.42	0.41	0.25
Net investment in leases and loans	723,057	748,139	755,928	765,938
Total assets	817,403	842,202	851,557	959,654
Net deferred income tax liability	21,107	21,107	17,613	15,682
Total liabilities	676,500	694,551	701,124	809,509
Retained earnings	55,472	60,650	65,678	68,731
Total stockholders’ equity	140,903	147,651	150,433	150,145

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”), which clarifies when a tax position is considered settled under FIN 48. FSP FIN 48-1 is applicable at the adoption of FIN 48. The adoption of FIN 48 and the subsequent guidance in FSP FIN 48-1 did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, in which the Board previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157, however, does not apply under accounting pronouncements that address share-based payment transactions, including SFAS No. 123(R) and its related interpretative pronouncements. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, also exclude provisions of SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the consolidated earnings, financial position or cash flows of the Company. However, it resulted in additional disclosures as presented in Note 12 to the Consolidated Financial Statements.

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

On June 16, 2008, the FASB issued FASB Staff Position No. Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP EITF 03-6-1. The Company expects that the adoption of FSP EITF 06-3-1 will result in an increase ranging from approximately 1% to 4% in the weighted average number of shares used in computing basic EPS for each of the three years ended December 31, 2008. There is expected to be no impact on the number of shares used in computing diluted loss per share.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

Management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework.

The effectiveness of our internal controls over financial reporting as of December 31, 2008 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries
Mount Laurel, New Jersey

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

March 13, 2009
Member of
Deloitte Touche Tohmatsu

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries
Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marlin Business Services Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

March 13, 2009

Member of
Deloitte Touche Tohmatsu

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands, except per-share data)

ASSETS
Cash and cash equivalents	$32,776	$34,347
Restricted cash	66,212	141,070
Net investment in leases and loans	670,494	765,938
Property and equipment, net	2,961	3,266
Property tax receivables	3,120	539
Fair value of cash flow hedge derivatives	—	4
Other assets	20,253	14,490

Total assets	$795,816	$959,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving and term secured borrowings	$543,308	$773,085
Deposits	63,385	—
Other liabilities:
Fair value of cash flow hedge derivatives	11,528	4,760
Sales and property taxes payable	6,540	5,756
Accounts payable and accrued expenses	7,926	10,226
Net deferred income tax liability	15,673	15,682

Total liabilities	648,360	809,509

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,246,405 and 12,201,304 shares issued and outstanding, respectively	122	122
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	83,671	84,429
Stock subscription receivable	(5)	(7)
Accumulated other comprehensive income (loss)	167	(3,130)
Retained earnings	63,501	68,731

Total stockholders’ equity	147,456	150,145

Total liabilities and stockholders’ equity	$795,816	$959,654

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per-share data)

Interest income	$86,099	$90,231	$77,644
Fee income	22,657	21,996	20,311

Interest and fee income	108,756	112,227	97,955
Interest expense	36,880	35,322	26,562

Net interest and fee income	71,876	76,905	71,393
Provision for credit losses	31,494	17,221	9,934

Net interest and fee income after provision for credit losses	40,382	59,684	61,459
Insurance and other income	6,841	6,684	5,501

Net interest and other income after provision for credit losses	47,223	66,368	66,960

Loss on derivatives and hedging activities	(16,039)	—	—

Non-interest expense
Salaries and benefits	22,916	21,329	22,468
General and administrative	15,241	13,633	11,957
Financing related costs	1,418	1,045	1,324

Non-interest expense	39,575	36,007	35,749

Income (loss) before income taxes	(8,391)	30,361	31,211
Income tax (benefit) expense	(3,161)	12,075	12,577

Net income (loss)	$(5,230)	$18,286	$18,634

Basic earnings (loss) per share	$(0.44)	$1.51	$1.58
Diluted earnings (loss) per share	$(0.44)	$1.49	$1.53
Weighted average shares used in computing basic earnings (loss) per share	11,874,647	12,079,172	11,803,973
Weighted average shares used in computing diluted earnings (loss) per share	11,874,647	12,299,051	12,161,479

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Stock	Other		Total
	Common	Common	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	Receivable	Income (Loss)	Earnings	Equity
			(Dollars in thousands, except per-share data)

Balance, December 31, 2005	11,755,225	$117	$77,186	$(25)	$3,520	$31,811	$112,609
Issuance of common stock	15,739	—	343	—	—	—	343
Exercise of stock options	156,494	2	688	—	—	—	690
Tax benefit on stock options exercised	—	—	1,048	—	—	—	1,048
Stock option compensation recognized	—	—	1,090	—	—	—	1,090
Payment of receivables	—	—	—	7	—	—	7
Restricted stock grant	102,801	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	1,495	—	—	—	1,495
Net unrealized gains on cash flow hedge derivatives, net of tax	—	—	—	—	(1,628)	—	(1,628)
Net income	—	—	—	—	—	18,634	18,634

Balance, December 31, 2006	12,030,259	$120	$81,850	$(18)	$1,892	$50,445	$134,289
Issuance of common stock	17,994	—	290	—	—	—	290
Repurchase of common stock	(122,000)	(1)	(1,613)	—	—	—	(1,614)
Exercise of stock options	217,417	2	1,742	—	—	—	1,744
Tax benefit on stock options exercised	—	—	1,220	—	—	—	1,220
Stock option compensation recognized	—	—	413	—	—	—	413
Payment of receivables	—	—	—	11	—	—	11
Restricted stock grant	57,634	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	527	—	—	—	527
Net unrealized loss on cash flow hedge derivatives, net of tax	—	—	—	—	(5,022)	—	(5,022)
Net income	—	—	—	—	—	18,286	18,286

Balance, December 31, 2007	12,201,304	$122	$84,429	$(7)	$(3,130)	$68,731	$150,145
Issuance of common stock	36,360	—	148	—	—	—	148
Repurchase of common stock	(333,759)	(3)	(2,380)	—	—	—	(2,383)
Exercise of stock options	46,616	—	145	—	—	—	145
Tax benefit on stock options exercised	—	—	102	—	—	—	102
Stock option compensation recognized	—	—	304	—	—	—	304
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	295,884	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	926	—	—	—	926
Net change related to cash flow hedge derivatives, net of tax	—	—	—	—	3,297	—	3,297
Net income (loss)	—	—	—	—	—	(5,230)	(5,230)

Balance, December 31, 2008	12,246,405	$122	$83,671	$(5)	$167	$63,501	$147,456

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$(5,230)	$18,286	$18,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,845	2,877	2,766
Stock-based compensation	1,178	940	2,585
Excess tax benefits from stock-based payment arrangements	(101)	(1,198)	(1,105)
Amortization of deferred net gain on cash flow hedge derivatives	(172)	(2,037)	(1,907)
Decrease in fair value of cash flow hedge derivatives	10,998	—	—
Cash flow hedge losses reclassified from accumulated other comprehensive loss	5,041	—	—
Provision for credit losses	31,494	17,221	9,934
Net deferred income taxes	(2,146)	(3,949)	(1,346)
Amortization of deferred initial direct costs and fees	16,493	16,150	13,264
Deferred initial direct costs and fees	(10,126)	(19,269)	(19,173)
Loss (gain) on equipment disposed	1,072	640	(284)
Effect of changes in other operating items:
Other assets	(9,689)	(206)	860
Other liabilities	(5,106)	(6,959)	4,219

Net cash provided by operating activities	36,551	22,496	28,447

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(256,554)	(388,376)	(388,661)
Principal collections on leases and loans	310,600	298,584	258,865
Security deposits collected, net of returns	(2,979)	(2,380)	(1,224)
Proceeds from the sale of equipment	5,445	5,404	5,947
Acquisitions of property and equipment	(938)	(1,106)	(873)
Change in restricted cash	74,858	(83,365)	(9,918)

Net cash provided by (used in) investing activities	130,432	(171,239)	(135,864)

Cash flows from financing activities:
Issuances of common stock	150	301	350
Repurchases of common stock	(2,383)	(1,614)	—
Exercise of stock options	145	1,744	690
Excess tax benefits from stock-based payment arrangements	101	1,198	1,105
Debt issuance costs	(175)	(1,965)	(2,010)
Term securitization advances	—	440,455	380,182
Term securitization repayments	(331,700)	(283,692)	(280,709)
Secured bank facility advances	101,902	173,960	159,624
Secured bank facility repayments	(81,854)	(173,960)	(159,624)
Warehouse advances	90,451	242,046	217,168
Warehouse repayments	(8,576)	(242,046)	(217,168)
Increase in deposits	63,385	—	—

Net cash provided by (used by) financing activities	(168,554)	156,427	99,608

Net increase (decrease) in cash and cash equivalents	(1,571)	7,684	(7,809)
Cash and cash equivalents, beginning of period	34,347	26,663	34,472

Cash and cash equivalents, end of period	$32,776	$34,347	$26,663

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,051	$34,976	$26,423
Cash paid for income taxes	2,758	15,708	10,708

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Marlin Business Services Corp. (“Company”) was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation, the Company provides equipment leasing and working capital solutions primarily to small businesses nationwide in a segment of the equipment leasing market commonly referred to in the leasing industry as the small-ticket segment. The Company finances over 80 categories of commercial equipment important to its end user customers including copiers, certain commercial and industrial equipment, security systems, computers and telecommunications equipment. Marlin Leasing Corporation is managed as a single business segment.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, performance assumptions for stock-based compensation awards, the probability of forecasted transactions, the fair value of financial instruments and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and interest-bearing money market funds. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

Allowance for Credit Losses

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross section of variables including industry, geography, equipment type, obligor and vendor. To project probable net credit losses, we perform a migration analysis of delinquent and current accounts based on historic loss experience. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. In addition to the migration analysis, we also consider other factors including recent trends in delinquencies and charge-offs; accounts filing for bankruptcy; account modifications; recovered amounts; forecasting uncertainties; the composition of our lease and loan portfolios; economic conditions; and seasonality. The various factors used in the analysis are reviewed on a periodic basis. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

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

Other Assets

Included in other assets on the Consolidated Balance Sheets are transaction costs associated with warehouse facilities and term securitization transactions that are being amortized over the estimated lives of the related warehouse facilities and the term securitization transactions using a method which approximates the interest method. In addition, other assets include derivative collateral, income taxes receivable, prepaid expenses, accrued fee income and progress payments on equipment purchased to lease.

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

While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives and hedging activities. This change creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

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

Fee Income

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

Financing Related Costs

Financing related costs consist of bank commitment fees paid to our financing sources and the change in fair value of interest-rate cap agreements related to our warehouse borrowing arrangements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

SFAS No. 123(R), Share-Based Payment, establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees, except for equity instruments held by employee share ownership plans.

The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards ultimately expected to vest. Compensation cost is recognized on a straight-line basis over the service period for all awards granted subsequent to the Company’s adoption of SFAS No. 123(R), as well as for the unvested portions of awards outstanding as of the Company’s adoption of SFAS No. 123(R).

We use the Black-Scholes valuation model to measure the fair value of our stock options utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility, and dividend yield. The assumptions are based on subjective future expectations combined with management judgment.

Under SFAS No. 123(R), the Company is also required to use judgment in estimating the amount of awards that are expected to be forfeited, with subsequent revisions to the assumptions if actual forfeitures differ from those estimates. In addition, for performance-based awards the Company estimates the degree to which the performance conditions will be met to estimate the number of shares expected to vest and the related compensation expense. Compensation expense is adjusted in the period such performance estimates change.

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

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition, results of

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations or cash flows as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At December 31, 2008, there have been no material changes to the liability for uncertain tax positions and there are no unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2003 through 2008 are subject to examination.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

Earnings Per Share

The Company follows SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding and the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, into shares of Common Stock as if those securities were exercised or converted.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and No. 140. This Statement, which became effective for fiscal years beginning after September 15, 2006, addresses certain beneficial interests in securitized financial assets. The adoption of SFAS No. 155 did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”), which clarifies when a tax position is considered settled under FIN 48. FSP FIN 48-1 is applicable at the adoption of FIN 48. The adoption of FIN 48 and the subsequent guidance in FSP FIN 48-1 did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, in which the Board previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157, however, does not apply under accounting pronouncements that address share-based payment transactions, including SFAS No. 123(R) and its related interpretative pronouncements. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, also exclude provisions of SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the consolidated earnings, financial position or cash flows of the Company. However, it resulted in additional disclosures as presented in Note 12 to the Consolidated Financial Statements.

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

On June 16, 2008, the FASB issued FASB Staff Position No. Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform with the provisions of FSP EITF 03-6-1. The Company expects that the adoption of FSP EITF 06-3-1 will result in an increase ranging from approximately 1% to 4% in the weighted average number of shares used in computing basic EPS for each of the three years ended December 31, 2008. There is expected to be no impact on the number of shares used in computing diluted earnings (loss) per share.

3.	Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	December 31,
	2008	2007
	(Dollars in thousands)

Minimum lease payments receivable	$752,802	$865,156
Estimated residual value of equipment	51,197	50,798
Unearned lease income, net of initial direct costs and fees deferred	(118,390)	(137,909)
Security deposits	(12,165)	(15,144)
Loans, net of unamortized deferred fees and costs	12,333	14,025
Allowance for credit losses	(15,283)	(10,988)

	$670,494	$765,938

At December 31, 2008, a total of $647.6 million of minimum lease payments receivable are assigned as collateral for revolving and term secured borrowings as further discussed in Note 10.

Initial direct costs net of fees deferred were $21.0 million and $27.4 million as of December 31, 2008 and 2007, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At December 31, 2008 and 2007, $40.5 million and $38.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets related to copiers.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, are as follows as of December 31, 2008:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)

Year Ending December 31:
2009	$317,704	$62,121
2010	223,617	34,162
2011	133,895	15,784
2012	60,571	5,429
2013	16,732	888
Thereafter	283	6

	$752,802	$118,390

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of December 31, 2008 and 2007, the Company maintained total finance receivables which were on a non-accrual basis of $6.4 million and $3.7 million, respectively. As of December 31, 2008 and 2007, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $8.3 million and $7.0 million, respectively.

4.	Concentrations of Risk

As of December 31, 2008, leases approximating 13% and 9% of the net investment balance of leases by the Company were located in the states of California and Florida, respectively. No other state accounted for more than 9% of the net investment balance of leases owned and serviced by the Company as of December 31, 2008. As of December 31, 2008, no single vendor source accounted for more than 4% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2008. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including retail, construction, real estate, mortgage brokers, financial services, manufacturing, medical, service and restaurant, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. The estimated residual value of leased equipment was comprised of 79.2% of copiers as of December 31, 2008. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2008. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment. There were no impairments of estimated residual value recorded during the years ended December 31, 2008, 2007 or 2006.

The Company enters into derivative instruments with counterparties that generally consist of large financial institutions. The Company monitors its positions with these counterparties and the credit quality of these financial institutions. The Company does not anticipate nonperformance by any of its counterparties. In addition to the fair value of derivative instruments recognized in the Consolidated Financial Statements, the Company could be exposed to increased interest costs in future periods if the counterparties failed.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Allowance for Credit Losses

Net investments in leases and loans are charged-off when they are contractually past due for 121 days based on the historical net loss rates realized by the Company.

Activity in this account is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance, beginning of period	$10,988	$8,201	$7,813
Current provisions	31,494	17,221	9,934
Charge-offs, net	(27,199)	(14,434)	(9,546)

Balance, end of period	$15,283	$10,988	$8,201

The Company’s net charge-offs began increasing during 2007, primarily due to worsening general economic trends from the favorable experience of 2006. These trends have continued to worsen during 2008 and have most significantly impacted the performance of interest rate-sensitive industries in our portfolio, specifically companies in construction, mortgage and real estate businesses. The increased charge-offs during 2008 compared to prior periods are primarily due to the unfavorable changes in the economic environment. The increase in the allowance for credit losses was primarily due to the impact of weakening economic conditions on delinquency levels.

6.	Property and Equipment, Net

Property and equipment consist of the following:

	December 31,		Depreciable
	2008	2007	Life
	(Dollars in thousands)

Furniture and equipment	$2,815	$2,647	7 years
Computer systems and equipment	6,962	6,367	3-5 years
Leasehold improvements	569	529	lease term
Less — accumulated depreciation and amortization	(7,385)	(6,277)

	$2,961	$3,266

Depreciation and amortization expense was $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Assets

Other assets are comprised of the following:

	December 31,
	2008	2007
	(Dollars in thousands)

Derivative collateral	$7,494	$4,361
Income taxes receivable	4,136	—
Accrued fees receivable	3,559	3,361
Deferred transaction costs	1,375	2,739
Prepaid expenses	1,990	1,268
Other	1,699	2,761

	$20,253	$14,490

Effective November 2007, the Company discontinued the origination of new factoring agreements and has withdrawn from its factoring business that was in the pilot phase.

8.	Commitments and Contingencies

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

As of December 31, 2008, the Company leases all six of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Denver, Colorado; Atlanta, Georgia; Philadelphia, Pennsylvania; Chicago, Illinois and Salt Lake City, Utah. These lease commitments are accounted for as operating leases.

The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2008:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)

Year Ending December 31:
2009	$11	$1,796
2010	3	1,636
2011	—	1,489
2012	—	1,514
2013	—	655
Thereafter	—	—

Total minimum lease payments	$14	$7,090

Less — amount representing interest	(1)

Present value of minimum lease payments	$13

Rent expense was $1.3 million, $1.3 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has employment agreements with certain senior officers that currently extend through November 12, 2010, with certain renewal options.

9.	Deposits

Effective March 12, 2008, the Company opened Marlin Business Bank, an industrial bank chartered by the State of Utah. Marlin Business Bank currently provides diversification of the Company’s funding sources through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships. As of December 31, 2008, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)

Period Ending December 31,
2009	$25,010
2010	16,126
2011	10,556
2012	7,267
2013	4,426
Thereafter	—

$63,385

All time deposits are in denominations of less than $100,000. The weighted average all-in interest rate of deposits outstanding at December 31, 2008 was 4.00%.

10.	Revolving and Term Secured Borrowings

Borrowings outstanding under the Company’s revolving credit facilities and long-term debt consist of the following:

	December 31,
	2008	2007
	(Dollars in thousands)

Secured bank facility	$20,048	$—
00-A Warehouse Facility	—	—
02-A Warehouse Facility	81,875	—
04-1 Term Securitization	—	32,514
05-1 Term Securitization	42,129	98,782
06-1 Term Securitization	123,371	221,083
07-1 Term Securitization	275,885	420,706

Total borrowings	$543,308	$773,085

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,
	2008	2007
	(Dollars in thousands)

Secured bank facility	$25,418	$—
00-A Warehouse Facility	—	—
02-A Warehouse Facility	124,104	—
04-1 Term Securitization	—	36,590
05-1 Term Securitization	43,830	114,401
06-1 Term Securitization	135,467	269,234
07-1 Term Securitization	318,750	405,770

	$647,569	$825,995

Secured Bank Facility

As of December 31, 2008, the Company has a secured line of credit with a group of four banks to provide up to $40.0 million in borrowings generally at LIBOR plus a spread of 1.50% to 1.87%. The credit facility expires on March 31, 2009. For the years ended December 31, 2008 and 2007, the weighted average interest rates were 4.37% and 7.86%, respectively. For the years ended December 31, 2008 and 2007, the Company incurred commitment fees on the unused portion of the credit facility of $138,000 and $186,000, respectively.

Warehouse Facilities

00-A Warehouse Facility — During December 2000, the Company entered into a $75 million commercial paper warehouse facility (“the 00-A Warehouse Facility”). This facility was increased to $125 million in May 2001. The facility was renewed in September 2007 and expired in March 2008. The Company decided not to seek renewal of the facility, due to the availability of more diversified funding options at more favorable terms as a result of the opening of Marlin Business Bank. The 00-A Warehouse Facility allowed the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the years ended December 31, 2007 and 2006, the weighted average interest rates were 5.43% and 5.89%, respectively. As of December 31, 2008 and 2007, there were no notes outstanding under this facility, and no outstanding borrowings during the twelve months ended December 31, 2008. The 00-A Warehouse Facility required that the Company limit its exposure to adverse interest-rate movements on the variable-rate notes through entering into interest-rate cap agreements. As of December 31, 2008, the Company had interest-rate cap transactions with notional values of $90.5 million, at a weighted average rate of 6.00%. The fair value of these interest-rate cap transactions was $27,000 included in other assets as of December 31, 2008.

02-A Warehouse Facility — During April 2002, the Company entered into a $75 million commercial paper warehouse facility (“the 02-A Warehouse Facility”). In January 2004 the 02-A Warehouse Facility was transferred to another lender and increased to $100 million in March 2004. The facility was renewed in March 2006 and expires in March 2009. In August 2007 the facility was amended to increase the available amount to $175 million and to add Marlin’s business capital loan product to the borrowing base. The 02-A Warehouse Facility allows the Company on an ongoing basis to transfer lease receivables or business capital loans to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issues variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period. For the years ended December 31, 2008, 2007 and 2006, the weighted average interest rate was 5.37%, 5.84% and 5.75%, respectively. At December 31, 2008 there were $81.9 million of borrowings outstanding under this facility. At December 31,

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, there were no borrowings outstanding under this facility. The 02-A Warehouse Facility requires that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest-rate cap agreements. As of December 31, 2008, the Company had interest-rate cap transactions with notional values of $85.3 million at a weighted average rate of 6.00%. The fair value of these interest-rate cap transactions was $26,000 included in other assets as of December 31, 2008.

Term Securitizations

04-1 Transaction — On July 22, 2004, the Company closed a $304.6 million term securitization. In connection with the 2004-1 transaction, 6 classes of notes were issued to investors with three of the classes issued at variable rates but swapped to fixed interest cost to the Company through use of derivative interest-rate swap contracts. The weighted average interest coupon was approximately 3.81% over the term of the financing. On February 15, 2008, we elected to exercise our call option and pay off the remaining $29.9 million of our 2004 term securitization.

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

Borrowings under the Company’s warehouse facility and the term securitizations are collateralized by certain of the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning these leases or placing liens or pledges on these leases.

Under the revolving bank facility, warehouse facility and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions relating to, among other things, maximum delinquency and default levels, a minimum net worth requirement and a maximum debt to equity ratio. A change in the Chief Executive Officer or President was an event of default under the revolving bank facility and warehouse facilities unless a replacement acceptable to the Company’s lenders was hired within 90 days. Such an event was also an immediate event of servicer termination under the term securitizations. Marlin’s former President resigned from his position on December 20, 2006. Dan Dyer, the Company’s Chief Executive Officer, has assumed the title of President and George Pelose, in his expanded role as Chief Operating Officer, has assumed responsibility for all aspects of the Company’s lease financing business. This change did not have any material adverse effect on our financing arrangements, because the appropriate consents and waivers for this change were obtained from all affected financing sources. Currently, a change in the individuals performing the duties currently encompassed by the roles of Chief Executive Officer or Chief Operating Officer is an event of default under our revolving bank facility and CP conduit warehouse facility, unless we hire a replacement acceptable to our lenders within 180 days.

A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the revolving bank facility and warehouse facility contain cross default provisions whereby certain defaults under one facility would also be an event of default on the other

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities. An event of default under the revolving bank facility or warehouse facility could result in termination of further funds being available under such facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.

None of the Company’s debt facilities contain subjective acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under conditions that are not objectively determinable (for example, “if the debtor fails to maintain satisfactory operations” or “if a material adverse change occurs”).

Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2008 include:

Requirement	Actual(1)	Requirement

Tangible net worth minimum	$147.4 million	$92.2 million
Debt-to-equity ratio maximum	4.29 to 1	10 to 1
Four-quarter rolling average interest coverage ratio minimum	1.86 to 1	1.50 to 1
Three-month rolling average lease portfolio charge-off ratio maximum	4.04%	4.25%
Minimum quarterly net income (loss)	$0.4 million	$(100,000)

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

As of December 31, 2008, the Company was in compliance with terms of the revolving bank facility, the warehouse facility and the term securitization agreements.

Scheduled principal and interest payments on outstanding debt as of December 31, 2008 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)

Year Ending December 31:
2009	$315,874	$19,954
2010	135,077	9,639
2011	68,364	3,587
2012	23,095	718
2013	878	19
Thereafter	20	1

	$543,308	$33,918

(1)	Includes interest on term securitizations only. Excludes interest on $101.9 million related to the revolving bank facility and commercial paper (“CP”) conduit warehouse facility.

11.	Derivative Financial Instruments and Hedging Activities

The Company uses derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to SFAS No. 133.

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

These hedges were expected to be highly effective in offsetting the changes in cash flows of the forecasted transactions, and this expected relationship was documented at the inception of each hedge. Prior to July 1, 2008, expected hedge effectiveness for SFAS No. 133 was assessed using the dollar-offset “change in variable cash flows” method which involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable side of the interest-rate swap to the present value of the cumulative change in the expected future cash flows on the hedged floating-rate asset or liability. The Company retrospectively measured ineffectiveness using the same methodology. The gain or loss from the effective portion of a derivative designated as a cash flow hedge was recorded net of tax effects in other comprehensive income and the gain or loss from the ineffective portion was reported in earnings.

Certain of these agreements were terminated simultaneously with the pricing of the related term securitization transactions. For each terminated agreement, the realized gain or loss was deferred and recorded in the equity section of the Consolidated Balance Sheets, and is being reclassified into earnings as an adjustment to interest expense over the terms of the related term securitizations.

While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives and hedging activities. This change creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

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

During 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by SFAS No. 133. As a result, a $5.0 million pretax ($3.0 million after tax) loss was reclassified from accumulated other comprehensive income into loss on derivatives and hedging activities for the year ended December 31, 2008, for the related cash flow hedges.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize specific information regarding the active and terminated interest-rate swap agreements described above:

For Active Agreements:

Inception Date	March, 2008	January, 2008	December, 2007	August, 2007	August, 2006	July, 2004
Commencement Date	October, 2009	October, 2009	October, 2009	October, 2008	October, 2008	July, 2004
	(Dollars in thousands)

Notional amount:
December 31, 2008	$25,000	$25,000	$100,000	$50,000	$50,000	$—
December 31, 2007	$—	$—	$100,000	$100,000	$100,000	$3,066
For active agreements:
Fair value recorded in other assets (liabilities)
December 31, 2008	$(653)	$(922)	$(3,955)	$(2,823)	$(3,175)	$—
December 31, 2007	$—	$—	$(46)	$(2,010)	$(2,704)	$4
Unrealized gain (loss), net of tax, recorded in equity
December 31, 2008	$246	$93	$190	$—	$—	$—
December 31, 2007	$—	$—	$(28)	$(1,213)	$(1,632)	$2

For Terminated Agreements:

Inception Date	August, 2007	August, 2006	August 2006/August 2007	June/September, 2005	October/December, 2004
Commencement Date	October, 2008	October, 2008	October, 2007	September, 2006	August, 2005
Termination Date	October, 2008	September, 2008	October, 2007	September, 2006	August, 2005
	(Dollars in thousands)

Notional amount	$50,000	$50,000	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(1,717)	$(1,595)	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity:
December 31, 2008	$—	$—	$(777)	$399	$16
December 31, 2007	$—	$—	$(1,462)	$974	$229
Amortization recognized as increase (decrease) in interest expense:
Year ended December 31, 2008	$—	$—	$1,136	$(953)	$(354)
Year ended December 31, 2007	$—	$—	$255	$(1,543)	$(749)
Expected amortization during next 12 months as increase (decrease) in interest expense	$—	$—	$699	$(514)	$(26)

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded a loss on derivatives and hedging activities for the periods indicated as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Change in fair value of derivative contracts	$(10,998)	$—	$—
Cash flow hedging losses on forecasted transactions no longer probable of occurring(1)	(5,041)	—	—

Loss on derivatives and hedging activities	$(16,039)	$—	$—

(1)	Reclassified from accumulated other comprehensive income

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $53,000 and $182,000 as of December 31, 2008 and December 31, 2007, respectively. The notional amount of interest-rate caps owned as of December 31, 2008 and December 31, 2007 was $175.8 million and $227.0 million, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations.

The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of December 31, 2008 and December 31, 2007, the notional amount of interest-rate cap sold agreements totaled $165.5 million and $214.8 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $40,000 and $182,000 as of December 31, 2008 and December 31, 2007, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations.

12.	Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments

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

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2008:

	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
		(Dollars in thousands)

Assets
Interest-rate caps purchased	$—	$53	$—	$53
Interest-rate swaps	—	—	—	—
Liabilities
Interest-rate caps sold	—	40	—	40
Interest-rate swaps	—	11,528	—	11,528

Disclosures about the Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments including those financial instruments not measured at fair value on a recurring basis. The provisions of SFAS No. 107 exclude certain instruments, such as the net investment in leases and all nonfinancial instruments.

The fair values shown below have been derived, in part, by management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Valuation techniques involve uncertainties and require assumptions and judgments regarding prepayments, credit risk and discount rates. Changes in these assumptions will result in different valuation estimates. The fair values presented would not necessarily be realized in an immediate sale. Derived fair value estimates cannot necessarily be substantiated by comparison to independent markets or to other companies’ fair value information.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31,		December 31,
	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)

Assets:
Cash and cash equivalents	$32,776	$32,776	$34,347	$34,347
Restricted cash	66,212	66,212	141,070	141,070
Loans	11,452	11,201	14,025	14,181
Interest-rate caps purchased	53	53	182	182
Derivative collateral	7,494	7,494	4,361	4,361
Interest-rate swaps	—	—	4	4
Liabilities:
Revolving and term secured borrowings	543,308	535,042	773,085	782,611
Deposits	63,385	64,635	—	—
Accounts payable and accrued expenses	14,426	14,426	15,800	15,800
Interest-rate caps sold	40	40	182	182
Interest-rate swaps	11,528	11,528	4,760	4,760

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a)	Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of December 31, 2008 and 2007, because they bear interest at market rates and have maturities of less than 90 days.

(b)	Restricted Cash

The Company maintains cash reserve accounts as a form of credit enhancement in connection with the Series 2007-1, 2006-1, 2005-1 and 2004-1 term securitizations. The book value of such cash reserve accounts is included in restricted cash on the accompanying Consolidated Balance Sheet. The reserve accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at December 31, 2008 and 2007.

(c)	Loans

The fair values of loans are estimated by discounting contractual cash flows, using interest rates currently being offered by the Company for loans with similar terms and remaining maturities to borrowers with similar credit risk characteristics. Estimates utilized were based on the original credit status of the borrowers combined with the portfolio delinquency statistics.

(d)	Revolving and Term Secured Borrowings

The fair value of the Company’s debt and secured borrowings was estimated by discounting cash flows at current rates offered to the Company for debt and secured borrowings of the same or similar remaining maturities.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Deposits

The fair value of the Company’s deposits was estimated by discounting cash flows at current rates paid by the Company for brokered deposits of the same or similar remaining maturities.

(f)	Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable approximates fair value as of December 31, 2008 and 2007, because of the relatively short timeframe to realization.

(g)	Interest-Rate Swaps and Interest-Rate Caps

Interest-rate swaps and interest-rate caps are measured at fair value on a recurring basis in accordance with the requirements of SFAS No. 157, using the inputs and methods described previously in the Fair Value Measurements section of this Note.

13.	Income Taxes

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Current:
Federal	$(2,147)	$13,490	$11,539
State	1,132	2,534	2,384

Total current	(1,015)	16,024	13,923

Deferred:
Federal	(928)	(3,802)	(1,390)
State	(1,218)	(147)	44

Total deferred	(2,146)	(3,949)	(1,346)

Total income taxes	$(3,161)	$12,075	$12,577

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. There was no effect on our financial condition, results of operations or cash flows as a result of implementing FIN 48, and we did not have any unrecognized tax benefits. At December 31, 2008, there have been no material changes to the liability for uncertain tax positions and there are no unrecognized tax benefits. We do not expect our unrecognized tax positions to change significantly over the next twelve months. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2003 through 2008 are subject to examination.

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes primarily related to lease accounting. The Company estimates

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these differences and adjusts to actual upon preparation of the income tax returns. The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Deferred income tax assets:
Allowance for credit losses	$6,071	$4,442	$3,246
Interest-rate swaps and caps	5,000	50	72
Accrued expenses	281	191	431
Deferred income	1,728	2,175	2,258
Deferred compensation	1,513	1,044	1,106
Other comprehensive income	—	2,056	—
Other	250	53	67

Total deferred income tax assets	14,843	10,011	7,180

Deferred income tax liabilities:
Lease accounting	(26,589)	(21,403)	(24,838)
Deferred acquisition costs	(3,511)	(3,979)	(3,670)
Other comprehensive income	(110)	—	(1,251)
Depreciation	(306)	(311)	(352)

Total deferred income tax liabilities	30,516	25,693	30,111

Net deferred income tax liability	$(15,673)	$(15,682)	$(22,931)

As of December 31, 2008, the Company has utilized all its federal and state net operating loss carryforwards (“NOLs”) generated in prior tax years. The federal net operating loss generated in 2008 will be carried back to tax year 2006.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	December 31,
	2008	2007	2006

Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	(5.7)%	5.1%	5.1%
Other permanent differences	0.1%	(0.6)%	0.2%
True-up of deferred tax accounts	2.9%	0.3%	—%

Effective Rate	(37.7)%	39.8%	40.3%

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Comprehensive Income (Loss)

The following table details the components of comprehensive income:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net income (loss), as reported	$(5,230)	$18,286	$18,634

Other comprehensive income (loss):
Changes in fair values of cash flow hedge derivatives	593	(6,287)	(802)
Reclassification of cash flow hedging losses on forecasted transactions no longer probable of occurring(1)	5,041	—	—
Amortization of net deferred gain on cash flow hedge derivatives	(171)	(2,037)	(1,907)
Tax effect	(2,166)	3,302	1,081

Total other comprehensive income (loss)	3,297	(5,022)	(1,628)

Comprehensive income (loss)	$(1,933)	$13,264	$17,006

(1)	Reclassified to Loss on derivatives and hedging activities.

15.	Stockholders’ Equity and Earnings Per Share

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

Marlin purchased 331,315 shares of its common stock for $2.4 million during the year ended December 31, 2008. Marlin purchased 122,000 shares of its common stock for $1.6 million during the year ended December 31, 2007. At December 31, 2008, Marlin had $11.0 million remaining in its stock repurchase plan authorized by the Board.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 2,444 such shares repurchased pursuant to the 2003 Plan during the year ended December 31, 2008, at an average cost of $6.78. There were no such shares repurchased pursuant to the 2003 Plan during the year ended December 31, 2007.

Regulatory Capital Requirements

On March 20, 2007, the Federal Deposit Insurance Corporation (“FDIC”) approved the application of our wholly-owned subsidiary, Marlin Business Bank (“MBB”) to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base.

On December 31, 2008, MBB received approval from the Federal Reserve Bank of San Francisco (“FRB”) to (i) convert from an industrial bank to a state-chartered commercial bank and (ii) become a member of the Federal Reserve System. In addition, on December 31, 2008, Marlin Business Services Corp. received approval to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 13, 2009, MBB converted from an industrial bank to a commercial bank chartered and supervised by the State of Utah and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In connection with the conversion of MBB to a commercial bank, Marlin Business Services Corp. became a bank holding company on January 13, 2009. On January 20, 2009, MBB submitted a modification request to the FDIC related to an outstanding Order that restricts the growth of MBB during its first three years of operations. At this time, we are awaiting a response from the FDIC on the modification request. Until we receive approval for this modification, we do not expect to have clear visibility on our overall funding options.

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company will provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at December 31, 2008 was $13.3 million, which met all capital requirements to which MBB is subject and qualified for “well-capitalized” status. The following table sets forth MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio at December 31, 2008.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio	Amount	Ratio		Amount
	(Dollars in thousands)

Tier 1 Leverage Capital	19.33%	$13,320	5%	$3,445	5%		$3,445
Tier 1 Risk-based Capital	17.26%	$13,320	6%	$4,631	6%		$4,631
Total Risk-based Capital	18.31%	$14,133	15%	$11,578	10	%(1)	$7,719

(1)	In addition, MBB must maintain a total risk-based capital ratio greater than 15%.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure. Adequately capitalized institutions include depository institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.

Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately capitalized but not well-capitalized cannot accept, renew or roll over brokered deposits except with a waiver from the Federal Deposit

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Corporation (“FDIC”) and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

The federal bank regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;

•	prohibiting the holding company from making distributions without prior regulatory approval;

•	placing limits on asset growth and restrictions on activities;

•	placing additional restrictions on transactions with affiliates;

•	restricting the interest rate the institution may pay on deposits;

•	prohibiting the institution from accepting deposits from correspondent banks; and

•	in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. At December 31, 2008, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 19.33%, 17.26% and 18.31%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio about 15%. MBB’s equity balance at December 31, 2008 was $13.3 million, which qualifies for “well capitalized” status. We are seeking to modify the Order issued when MBB became an industrial bank to eliminate any inconsistencies between the Order and the Federal Reserve Bank of San Francisco’s approval of MBB as a commercial bank.

Dividends.  The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. Pursuant to the Order, MBB is not permitted to pay dividends during the first three years of operations without the prior written approval of the FDIC and the State of Utah.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) Per Share

The following is a reconciliation of net income (loss) and shares used in computing basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per-share data)

Net income (loss)	$(5,230)	$18,286	$18,634
Weighted average common shares outstanding used in computing basic EPS	11,874,647	12,079,172	11,803,973
Effect of dilutive securities:
Stock options and restricted stock	—	219,879	357,506

Adjusted weighted average common shares used in computing diluted EPS	11,874,647	12,299,051	12,161,479

Net earnings (loss) per common share:
Basic	$(0.44)	$1.51	$1.58

Diluted	$(0.44)	$1.49	$1.53

For the years ended December 31, 2008, 2007 and 2006, options to purchase 711,510, 373,543 and 204,770 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

When computing diluted loss per share, all potential common shares, including stock options and restricted stock, are anti-dilutive to the loss per common share calculation. Therefore, for the year ended December 31, 2008, the effect of 114,373 potential common shares have not been considered for diluted EPS purposes.

16.	Stock-Based Compensation

Under the terms of the Marlin Business Services Corp. 2003 Equity Compensation Plan (as amended, the “2003 Plan”), employees, certain consultants and advisors, and non-employee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants was increased from 2,100,000 to 3,300,000 at the annual meeting of shareholders on May 22, 2008. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 982,146 shares available for future grants under the 2003 Plan as of December 31, 2008.

Total stock-based compensation expense was $1.2 million, $0.9 million and $2.6 million for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $101,000, $1.2 million and $1.1 million for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

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

Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. Of the total options granted during the year ended December 31, 2008, 136,845 shares are contingent on performance factors. The Company has recognized expense related to performance options based on the most probable performance target as of December 31, 2008. Revised performance assumptions during 2007 resulted in a reduction of $248,000 in expense related to stock options during the year ended December 31, 2007. There were no revisions necessary to performance assumptions in 2008.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

The fair value of each stock option granted during the years ended December 31, 2008 and 2007 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the years ended December 31, 2008, 2007 and 2006, was $3.25, $7.93 and $8.50 per share, respectively. The following weighted average assumptions were used for valuing option grants made during the years ended December 31, 2008, 2007 and 2006:

	December 31,
Weighted Averages:	2008	2007	2006

Risk-free interest rate	2.45%	4.50%	4.84%
Expected life	5.1 years	5.1 years	5.1 years
Expected volatility	35%	35%	35%
Expected dividends	$—	$—	$—

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted represents the period each option is expected to be outstanding and was determined by applying the simplified method as defined by the Security and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) due to the limited period of time the Company’s shares have been publicly traded. The expected volatility was determined using historical volatilities based on historical stock prices. The Company does not grant dividends, and therefore did not assume expected dividends.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity for the three years ended December 31, 2008 follows:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share

Outstanding, December 31, 2005	1,002,258	$9.56
Granted	109,431	21.59
Exercised	(156,494)	4.41
Forfeited	(36,218)	16.26
Expired	—	—

Outstanding, December 31, 2006	918,977	$11.61
Granted	108,409	20.49
Exercised	(217,417)	8.02
Forfeited	(82,785)	18.70
Expired	—	—

Outstanding, December 31, 2007	727,184	$13.20
Granted	271,926	9.29
Exercised	(46,616)	3.12
Forfeited	(67,035)	15.98
Expired	—	—

Outstanding, December 31, 2008	885,459	$12.32

During the years ended December 31, 2008, December 31, 2007 and December 31, 2006, the Company recognized total compensation expense related to options of $0.4 million, $0.4 million and $1.1 million, respectively. The total pre-tax intrinsic value of stock options exercised was $0.3 million, $3.0 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The related tax benefits realized from the exercise of stock options for the years ended December 31, 2008, 2007 and 2006 were $0.1 million, $1.2 million and $1.0 million, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
Range of	Number	Remaining	Average	Intrinsic	Number	Remaining	Average	Intrinsic
Exercise Prices	Outstanding	Life(Years)	Exercise Price	Value	Exercisable	Life(Years)	Exercise Price	Value
				(In thousands)				(In thousands)

$ 3.39	101,770	3.2	$3.39	$—	101,770	3.2	$3.39	$—
$ 4.23 — $ 5.01	58,641	1.3	4.34	—	58,641	1.3	4.34	—
$ 7.61 — $10.18	356,822	5.2	9.53	—	106,645	2.9	10.18	—
$14.00 — $16.02	89,401	5.2	14.80	—	74,329	5.1	14.64	—
$17.52 — $22.23	278,825	4.4	20.03	—	126,733	4.0	19.35	—

	885,459	4.5	$12.32	$—	468,118	3.4	$11.16	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.61 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the total future compensation cost related to non-vested stock options not yet recognized in the statement of operations was $635,000 and the weighted average period over which these awards are expected to be recognized was 1.5 years, based on the most probable performance targets as of December 31, 2008. In the event maximum performance targets are achieved, an additional $1.2 million of compensation cost would be recognized over a weighted average period of 2.3 years.

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

Of the total restricted stock awards granted during the year ended December 31, 2008, 44,354 shares may be subject to accelerated vesting based on performance factors; no shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance target as of December 31, 2008. Revised performance assumptions during 2007 resulted in a reduction of $425,000 in expense related to restricted stock awards during the year ended December 31, 2007. There were no revisions necessary to performance assumptions in 2008.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of the non-vested restricted stock during the year ended December 31, 2008:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested restricted stock at December 31, 2005	141,180	$16.91
Granted	107,396	21.79
Vested	(36,250)	16.02
Forfeited	(4,595)	17.51

Non-vested restricted stock at December 31, 2006	207,731	$19.57
Granted	95,295	19.76
Vested	(47,211)	17.60
Forfeited	(37,567)	19.06

Non-vested restricted stock at December 31, 2007	218,248	$20.17
Granted	330,168	6.13
Vested	(15,684)	18.58
Forfeited	(28,818)	15.49

Non-vested restricted stock at December 31, 2008	503,914	$11.29

During the years ended December 31, 2008, 2007 and 2006, the Company granted restricted stock awards totaling $2.0 million, $1.9 million and $2.3 million, respectively. As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized compensation expense of $0.7 million, $0.5 million and $1.5 million related to restricted stock for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, there was $2.9 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.5 years, based on the most probable performance targets as of December 31, 2008. In the event maximum performance targets are achieved, an additional $791,000 of compensation cost would be recognized over a weighted average period of 0.9 years. The fair value of shares that vested was $0.1 million, $1.1 million and $0.8 million during the years ended December 31, 2008, 2007 and 2006, respectively.

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

Employee Stock Purchase Plan

In October 2003, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, employees have the opportunity to purchase shares of common stock during designated offering periods equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the purchase date. Participants are limited to 10% of their compensation. The aggregate number of shares under the ESPP that may be issued is 200,000. During 2008 and 2007, 36,360 and 17,994 shares, respectively, of common stock were sold for $149,000 and $273,000, respectively pursuant to the terms of the ESPP.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Employee 401(k) Plan

The Company adopted a 401(k) plan (the “Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service (“IRS”) guidelines. During 2006 and the first six months of 2007, the Plan also provided for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 4%. Effective July 1, 2007, the Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. The Company elected to double the required match in 2006. The Company’s contributions to the Plan for the years ended December 31, 2008, 2007 and 2006 were approximately $177,000, $159,000 and $298,000, respectively.

18.	Related Party Transactions

The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Chairman of the Board of Directors and Chief Executive Officer, is the President of The Selzer Company. We do not have any contractual arrangement with The Selzer Group or Richard Dyer, nor do we pay either of them any direct fees. Insurance premiums paid to The Selzer Company were $584,000, $521,000 and $566,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2008, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our CEO and our CFO. Our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2009 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.  Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

Schedules, are omitted because they are not applicable or are not required, or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits.

Number		Description

1	.1(12)	Purchase Agreement, dated November 15, 2006, between Piper Jaffray & Co., Primus Capital Fund IV Limited Partnership and its affiliate and Marlin Business Services Corp.
3	.1(16)	Amended and Restated Articles of Incorporation of the Registrant.
3	.2(2)	Bylaws of the Registrant.
4	.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.
10	.1(18)†	2003 Equity Compensation Plan of the Registrant, as amended.
10	.2(2)†	2003 Employee Stock Purchase Plan of the Registrant.

Number		Description

10	.3(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation.
10	.4(2)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.
10	.5(21)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between Daniel P. Dyer and the Registrant.
10	.6(2)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.
10	.7(11)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.
10	.8(21)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between George D. Pelose and the Registrant.
10	.9(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.10(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.11(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.12(8)	Third Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 26, 2005, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.13(14)	Fourth Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement, dated as of April 2, 2007, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.14(20)	Fifth Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement, dated as of September 12, 2008, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.15(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.
10	.16(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.
10	.17(1)	First Amendment to Series 2002-A Supplement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.
10	.18(4)	Second Amendment to Series 2002-A Supplement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.
10	.19(4)	Third Amendment to Series 2002-A Supplement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.
10	.20(5)	Fifth Amendment to Series 2002-A Supplement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.
10	.21(10)	Amended & Restated Series 2002-A Supplement to the Master Facility Agreement, dated as of March 15, 2006, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.

Number		Description

10	.22(15)	First Amendment to the Amended and Restated Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of August 30, 2007, by and among Marlin Leasing Corporation, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.
10	.23(19)	First Amendment to the Amended & Restated Series 2002-A Supplement to the Master Facility Agreement, dated as of August 29, 2008, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.
10	.24(6)†	Compensation Policy for Non-Employee Independent Directors.
10	.25(9)†	Transition & Release Agreement made as of December 6, 2005 (effective as of December 14, 2005) between Bruce E. Sickel and the Registrant.
10	.26(13)†	Separation Agreement, dated December 20, 2006, between Marlin Business Services Corp. and Gary R. Shivers.
10	.27(17)	Letter Agreement, dated as of June 11, 2007 and effective as of March 11, 2008, by and between the Registrant, Peachtree Equity Investment Management, Inc. and WCI (Private Equity) LLC.
16	.1(7)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.
21.1		List of Subsidiaries (Filed herewith)
23.1		Consent of Deloitte & Touche LLP (Filed herewith)
31.1		Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2		Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
32.1		Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 26, 2005 filed on June 2, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 26, 2005 filed on August 26, 2005, and incorporated by reference herein.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 14, 2005 and filed on December 14, 2005, and incorporated by reference herein.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 15, 2006 and filed on March 17, 2006, and incorporated by reference herein.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 19, 2006 and filed on May 25, 2006, and incorporated by reference herein.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated November 15, 2006 and filed on November 17, 2006, and incorporated by reference herein.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 20, 2006 and filed on December 21, 2006, and incorporated by reference herein.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated April 2, 2007 and filed on April 6, 2007, and incorporated by reference herein.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 30, 2007 and filed on September 5, 2007, and incorporated by reference herein.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 11, 2008 and filed on March 17, 2008, and incorporated by reference herein.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-151358) filed on June 2, 2008, and incorporated by reference herein.

(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 29, 2008 and filed on September 5, 2008, and incorporated by reference herein.

(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated September 12, 2008 and filed on September 16, 2008, and incorporated by reference herein.

(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 31, 2008 and filed on January 7, 2009, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2009

Marlin Business Services Corp.

By:	/s/ Daniel P. Dyer
Daniel P. Dyer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Daniel P. Dyer Daniel P. Dyer	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 13, 2009

By:	/s/ Lynne C. Wilson Lynne C. Wilson	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 13, 2009

By:	/s/ John J. Calamari John J. Calamari	Director	March 13, 2009

By:	/s/ Lawrence J. DeAngelo Lawrence J. DeAngelo	Director	March 13, 2009

By:	/s/ Edward Grzedzinski Edward Grzedzinski	Director	March 13, 2009

By:	/s/ Kevin J. McGinty Kevin J. McGinty	Director	March 13, 2009

By:	/s/ Matthew J. Sullivan Matthew J. Sullivan	Director	March 13, 2009

By:	/s/ James W. Wert James W. Wert	Director	March 13, 2009