Form 10-K/A
period 2008-12-31
MARLIN BUSINESS SERVICES CORP
filed 2009-04-30
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K (the “Initial Filing”) of Marlin Business Services Corp., a Pennsylvania corporation (the “Corporation”), for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 13, 2009, is being filed solely for the limited purpose of amending Items 10, 11, 12, 13 and 14 to reflect the inclusion of the information required by the Form 10-K. The Initial Filing contemplated the incorporation of such information from a Proxy Statement to be filed by the Corporation within 120 days following the end of the Corporation’s fiscal year ended December 31, 2008. The Corporation does not believe that such Proxy Statement will be filed within the requisite 120-day time period and, accordingly, is including the information required by Items 10, 11, 12, 13 and 14 of the Form 10-K through this Amendment as contemplated by instruction G(3) to the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Corporation’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

MARLIN BUSINESS SERVICES CORP.

FORM 10-K/A

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Corporation cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges, (e) our understanding of our competition; and (f) industry and market trends. The Corporation’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Corporation’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	general volatility of capital markets, in particular, the market for securitized assets;

•	changes in our industry, interest rates or the general economy resulting in changes to our business strategy;

•	the nature of our competition;

•	availability of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1A of the Corporation’s Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009.

Forward-looking statements apply only as of the date made and the Corporation is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

As used herein, the terms “Corporation,” “Marlin,” “we,” “us,” or “our” refer to Marlin Business Services Corp. and its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table provides information, as of March 1, 2009, about the Corporation’s executive officers.

		Principal Occupation for the Past Five Years and
Name of Executive Officer	Age	Position Held with the Corporation and its Subsidiaries

Daniel P. Dyer	50	Mr. Dyer has been Chief Executive Officer since co-founding our Corporation in 1997. In December 2006, Mr. Dyer also assumed the position of President of our Corporation. Mr. Dyer also served as Chairman of the Board of Directors of the Corporation from 1997 to March 2009. From 1986 to 1997, Mr. Dyer served in a number of positions, most recently as Senior Vice President and Chief Financial Officer of Advanta Business Services, where he was responsible for financial and treasury functions. Mr. Dyer received his undergraduate degree in accounting and finance from Shippensburg University and is a licensed certified public accountant (non-active status).
George D. Pelose	44	Mr. Pelose has been with our Corporation since 1999, serving as General Counsel and Secretary since 1999. In December 2006, Mr. Pelose became the Chief Operating Officer of the Corporation. From 1997 to 1999, Mr. Pelose was an attorney with Merrill Lynch Asset Management, providing legal and transactional advice to a portfolio management team that invested principally in bank loans and high-yield debt securities. From 1994 to 1997, Mr. Pelose was an associate at Morgan, Lewis & Bockius LLP in the firm’s Business & Finance section where he worked on a variety of corporate transactions, including financings, mergers, acquisitions, private placements and public offerings. From 1991 to 1994, Mr. Pelose attended law school. From 1986 to 1991, Mr. Pelose was a corporate loan officer in the commercial lending division of PNC Bank. Mr. Pelose received both his undergraduate degree in economics and his law degree from the University of Pennsylvania, both with honors. Mr. Pelose is licensed to practice law in New Jersey and Pennsylvania.
Lynne C. Wilson	46	Ms. Wilson has been our Chief Financial Officer since June 5, 2006. Prior to joining the Corporation, from 1999 to 2006, Ms. Wilson was with General Electric Company, serving in a variety of finance positions for different subsidiaries and divisions of GE. From 2002 to 2006, Ms. Wilson worked for GE Equipment Services-TFS/Modular Space, most recently serving as Manager of Finance, Strategic Marketing (from 2005 to 2006) and previously as Manager, Financial Planning and Analysis (from 2002 to 2005). From 1999 to 2002, Ms. Wilson was the Global Controller for GE Commercial Finance-Fleet Services. Prior to joining GE, Ms. Wilson held senior financial positions at Bank One Corporation (from 1996 to 1999) and Fleet National Bank of NY/Northeast Savings (from 1989 to 1996), where she served as Senior Vice President, Controller and Principal Accounting Officer. Ms. Wilson started her career at Ernst & Young International working from 1984 to 1989 as an Audit Manager. Ms. Wilson obtained a BA in Business Administration from Siena College and is a licensed certified public accountant (non-active status).

Board of Directors

The following table provides information as of March 1, 2009, about the members of the Corporation’s Board of Directors:

			Director
Name of Director	Age	Principal Occupation	Since

John J. Calamari	54	Executive Vice President and Chief Financial Officer of J.G. Wentworth	2003
Lawrence J. DeAngelo	42	Partner with Roark Capital Group	2001
Daniel P. Dyer	50	CEO of Marlin Business Services Corp.	1997
Edward Grzedzinski	53	Former Chairman and CEO of NOVA Corporation	2006
Kevin J. McGinty	60	Managing Director of Peppertree Partners LLC	1998
Matthew J. Sullivan	51	Partner with Peachtree Equity Partners	2008
James W. Wert	62	President & CEO of Clanco Management Corp.	1998

John J. Calamari has been a Director since November 2003. Mr. Calamari is Executive Vice President and Chief Financial Officer of J.G. Wentworth, a position he has held since joining J.G. Wentworth in March 2007. Prior to that time, Mr. Calamari was Senior Vice President, Corporate Controller of Radian Group Inc. where he oversaw Radian’s global controllership functions, a position he held after joining Radian in September 2001. From 1999 to August 2001, Mr. Calamari was a consultant to the financial services industry, where he structured new products and strategic alliances and established financial and administrative functions and engaged in private equity financing for startup enterprises. Mr. Calamari served as Chief Accountant of Advanta from 1988 to 1998, as Chief Financial Officer of Chase Manhattan Bank Maryland and Controller of Chase Manhattan Bank (USA) from 1985 to 1988 and as Senior Manager at Peat, Marwick, Mitchell & Co. (now KPMG LLP) prior to 1985. In addition, Mr. Calamari served as a director of Advanta National Bank, Advanta Bank USA and Credit One Bank. Mr. Calamari received his undergraduate degree in accounting from St. John’s University in 1976.

Lawrence J. DeAngelo has been a Director since July 2001. Mr. DeAngelo is a Managing Director with Roark Capital Group, a private equity firm based in Atlanta, Georgia. Prior to joining Roark in 2005, Mr. DeAngelo was a Managing Director of Peachtree Equity Partners, a private equity firm based in Atlanta, Georgia. Prior to co-founding Peachtree in April 2002, Mr. DeAngelo held numerous positions at Wachovia Capital Associates, the private equity investment group of Wachovia Bank, from 1996 to April 2002, the most recent of which was Managing Director. From 1995 to 1996, Mr. DeAngelo worked at Seneca Financial Group, and from 1992 to 1995, Mr. DeAngelo worked in the Corporate Finance Department at Kidder, Peabody & Co. From 1990 to 1992, Mr. DeAngelo attended business school. From 1988 to 1990, Mr. DeAngelo was a management consultant with Peterson & Co. Consulting. Mr. DeAngelo received his undergraduate degree in economics from Colgate University and his MBA from the Yale School of Management.

Daniel P. Dyer has been Chief Executive Officer since co-founding our Corporation in 1997. In December of 2006, Mr. Dyer also assumed the role of President of the Corporation. Mr. Dyer also served as Chairman of the Board of Directors of the Corporation from 1997 to March 2009. From 1986 to 1997, Mr. Dyer served in a number of positions, most recently as Senior Vice President and Chief Financial Officer of Advanta Business Services, where he was responsible for financial and treasury functions. Mr. Dyer received his undergraduate degree in accounting and finance from Shippensburg University and is a licensed certified public accountant (non-active status).

Edward Grzedzinski has been a Director since May 2006. Mr. Grzedzinski served as the Chairman and Chief Executive Officer of NOVA Corporation from September 1995 to November 2004, and Vice Chairman of US Bancorp from July 2001 to November 2004. Mr. Grzedzinski has 25 years of experience in the electronic payments industry and was a co-founder of the predecessor of NOVA Corporation, NOVA Information Systems, in 1991. Mr. Grzedzinski served as a member of the Managing Committee of US Bancorp, and was a member of the Board of Directors of US Bank, N.A. Mr. Grzedzinski also served as Chairman of euroConex Technologies, Limited, a European payment processor owned by US Bancorp until November 2004 and was a member of the

Board of Directors of Indus International Inc., a global provider of enterprise asset management products and services until October 2004. Mr. Grzedzinski is also a director of Neenah Paper, Inc.

Kevin J. McGinty has been a Director since February 1998 and has served as non-executive Chairman of the Board of Directors of the Corporation since March 2009. Mr. McGinty is Managing Director of Peppertree Capital Management, Inc. Prior to founding Peppertree in January 2000, Mr. McGinty served as a Managing Director of Primus Venture Partners during the period from 1990 to December 1999. In both organizations Mr. McGinty was involved in private equity investing, both as a principal and as a limited partner. From 1970 to 1990, Mr. McGinty was employed by Society National Bank, now KeyBank, N.A., where in his final position he was an Executive Vice President. Mr. McGinty received his undergraduate degree in economics from Ohio Wesleyan University and his MBA in finance from Cleveland State University.

Matthew J. Sullivan has been a Director since April 2008. Mr. Sullivan is a Partner with Peachtree Equity Partners (“Peachtree”). Mr. Sullivan co-founded Peachtree in 2002. From 1994 to 2002, Mr. Sullivan held numerous positions at Wachovia Capital Associates, the private equity investment group of Wachovia Bank, the most recent of which was Managing Director. From 1983 to 1994, Mr. Sullivan worked in the Corporate Finance Department at Kidder, Peabody & Co. and previously with Arthur Andersen & Company where he earned his CPA (currently non-active status). Mr. Sullivan received his undergraduate degree in finance from the University of Pennsylvania and his MBA from Harvard Business School.

James W. Wert has been a Director since February 1998.  Mr. Wert is President and CEO of Clanco Management Corp., which is headquartered in Cleveland, Ohio. Prior to joining Clanco in May 2000, Mr. Wert served as Chief Financial Officer and then Chief Investment Officer of KeyCorp, a financial services company based in Cleveland, Ohio, and its predecessor, Society Corporation, until 1996, after holding a variety of capital markets and corporate banking leadership positions spanning his 25 year banking career. Mr. Wert received his undergraduate degree in finance from Michigan State University in 1971 and completed the Stanford University Executive Program in 1982.

Code of Ethics and Business Conduct

All of the Corporation’s directors, officers and employees (including its senior executive, financial and accounting officers) are held accountable for adherence to the Corporation’s Code of Ethics and Business Conduct (the “Code”). The Code is posted on the investor relations section of the Corporation’s website at www.marlincorp.com. The purpose of the Code is to establish standards to deter wrongdoing and promote honest and ethical behavior. The Code covers many areas of professional conduct, including compliance with laws, conflicts of interest, fair dealing, financial reporting and disclosure, confidential information and proper use of the Corporation’s assets. Employees are obligated to promptly report any known or suspected violation of the Code through a variety of mechanisms made available by the Corporation. Waiver of any provision of the Code for a director or executive officer (including the senior executive, financial and accounting officers) may only be granted by the Board of Directors or the Audit Committee. Our code of ethics and business conduct is available free of charge within the investor relations’ section of our Web site at www.marlincorp.com. We intend to post on our Web site any amendments and waivers to the code of ethics and business conduct that are required to be disclosed by the rules of the Securities and Exchange Commission, or file a Form 8-K, Item 5.05 to the extent required by NASDAQ listing standards.

Section 16(a) Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors, executive officers and shareholders who beneficially own more than 10% of the Corporation’s outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation with the SEC. Based on a review of copies of the reports we received and on the statements of the reporting persons, to the best of the Corporation’s knowledge, all required reports in 2008 were filed on time except that the Corporation, on behalf of John J. Calamari, Kevin J. McGinty, George D. Pelose, Matthew J. Sullivan, and James W. Wert, failed to timely file a Form 4 to report a change in ownership of common stock. The Corporation on the behalf of John J. Calamari failed to timely file a Form 4 to report a grant of restricted stock on June 2, 2008, as part of the Corporation’s Director compensation plan. The Corporation filed the Form 4 for such grant, on behalf of John J. Calamari, on June 10, 2008. The Corporation on the behalf of Kevin J. McGinty failed to timely file a Form 4 to report the purchase of common stock on November 24, 2008. The Corporation filed the Form 4 for such grant on December 3, 2008 on behalf of Kevin J. McGinty. The Corporation on the behalf of George D. Pelose failed to timely file a Form 4 to report the delivery of shares to pay a tax liability associated with the vesting of certain shares of restricted stock on May 19, 2008. The Corporation filed the Form 4 for such delivery of shares on June 2, 2008 on behalf of George D. Pelose. The Corporation on the behalf of Matthew J. Sullivan failed to timely file a Form 4 to report the grant of options made pursuant to the Corporation’s Director compensation plan on April 17, 2008. The Corporation filed the Form 4 for such grant on April 24, 2008 on behalf of Matthew J. Sullivan. The Corporation on the behalf of James W. Wert failed to timely file a Form 4 to report the exercise of options on February 15, 2008. The Corporation filed the Form 4 for such grant on March 10, 2008 on behalf of James W. Wert.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Overview

The Compensation Committee of the Board of Directors sets and administers the policies that govern our executive compensation, including:

•	establishing and reviewing executive base salaries;

•	overseeing the Corporation’s annual incentive compensation plans;

•	overseeing the Corporation’s long-term equity-based compensation plan;

•	approving all bonuses and awards under those plans; and

•	annually approving and recommending to the Board all compensation decisions for executive officers, including those for the Chief Executive Officer (“CEO”) and the other officers named in the Summary Compensation Table (the “Executive Officers”).

The current Executive Officers of the Corporation are Daniel P. Dyer, George D. Pelose and Lynne C. Wilson. All of them were Executive Officers during 2008.

The Compensation Committee operates under a written charter (accessible on the investor relations page of the Corporation’s website at www.marlincorp.com) and only independent directors serve on the Compensation Committee.

Compensation Philosophy.  The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Corporation, and which aligns executives’ interests with those of the shareholders by rewarding performance against established goals, with the ultimate objective of improving shareholder value. The Compensation Committee evaluates both performance and compensation to ensure that the Corporation maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive in the marketplace. To that end, the Compensation Committee believes executive compensation packages provided by the Corporation to its executives, including the Executive Officers, should include both cash and equity-based compensation that reward performance as measured against established goals.

Management’s Role in the Compensation-Setting Process.  The Compensation Committee makes all compensation decisions relating to the Executive Officers; however, management plays a significant role in the compensation-setting process, including:

•	evaluating employee performance;

•	establishing performance targets and objectives; and

•	recommending salary and bonus levels and equity awards.

The CEO works with the Compensation Committee Chairman in establishing the agenda for Compensation Committee meetings. Management also prepares meeting information for each Compensation Committee meeting. The CEO also participates in Compensation Committee meetings at the Chairman’s request to provide:

•	background information regarding the Corporation’s strategic objectives;

•	a tally sheet for each Executive Officer, setting forth total compensation and aggregate equity awards for each Executive Officer;

•	an evaluation of the performance of the Corporation’s officers, including the Executive Officers; and

•	compensation and equity award recommendations as to the Corporation’s officers, including the Executive Officers.

The Compensation Committee can exercise its discretion in modifying any recommended awards to the Corporation’s officers, including the Executive Officers. At a Compensation Committee meeting held on January 21, 2009, the Committee approved the 2008 bonus recommendations put forth by the CEO.

External Consultants and Benchmarking.  The Compensation Committee utilizes the services of an independent consulting firm, Watson & Wyatt. In 2004, the Compensation Committee first engaged Watson & Wyatt, to conduct a study of the Corporation’s Executive Officer compensation programs and strategies (the “2004 Watson Study”). The 2004 Watson Study compared the Corporation’s executive compensation levels with that of (i) a peer group comprised of companies with a business services and financing focus that are similar in size to the Corporation (the “peer group”), (ii) compensation details from various market surveys across several industries (together with the peer group, the “comparison group”), and (iii) broader financial services industry practices. The 2004 Watson Study selected a compensation peer group of companies consisting of eight publicly-traded companies in a similar industry and size with executive positions with responsibilities similar in breadth and scope as the Corporation. The peer group used in the initial benchmark analysis contained in the 2004 Watson Study consisted of: California First National Bank (CFNB); Credit Acceptance Corp. (CACC); Financial Federal Corp. (FIF); First Marblehead Corp. (FMD); Medallion Financial Corp. (TAXI); Portfolio Recovery Associates Inc. (PRAA); First Investors Financial Services Group Inc. (FIFS); and World Acceptance Corp. (WRLD).

The 2004 Watson Study concluded that the Corporation’s Executive Officers are paid conservatively relative to the comparison group. The study noted that the Executive Officers’ base salaries at the time of the report were generally below the 50th percentile of the comparison group, but the competitiveness of the Executive Officers’ total annual cash compensation improved with above market bonus opportunities. The 2004 Watson Study further noted that the value of the existing long-term incentives granted to the executives (primarily in the form of stock options) was below market levels.

In response to the findings of the 2004 Watson Study and in keeping with our philosophy of providing strong incentives for superior performance, the Compensation Committee modified the structure of the Corporation’s Executive Officer equity compensation program. Based on recommendations contained in the 2004 Watson Study, effective in 2005, the Compensation Committee modified the stock-based incentive award program for the Executive Officers to include the three separate components set forth below (i.e., stock option grants, restricted stock grants, and the management stock ownership program). The 2004 Watson Study suggested that this mix of stock-based awards will improve the competitiveness of the Corporation’s long-term incentive plan for its Executive Officers and will better serve to align the overall interests of the Executive Officers with the Corporation’s shareholders.

In October 2008, the Compensation Committee engaged Watson & Wyatt to update the 2004 Watson Study regarding the Corporation’s Executive Officer compensation programs and strategies (the “2008 Watson Study”). In response to the findings of the 2008 Watson Study, the Compensation Committee further modified the structure of the Corporation’s Executive Officer compensation programs. Based on recommendations contained in the 2008 Watson Study, effective in 2009, the three components of the stock-based incentive award program for the Executive Officers will consist of performance share awards, time vesting restricted stock, and the MSOP. Based on the 2008 Watson Study, stock options will be eliminated from future grants and replaced with performance based restricted stock.

The annual equity grants made to the Executive Officers in 2008 were done under the program structure recommended in the 2004 Watson Study. The modified structure for the annual equity grants recommended in the 2008 Watson Study becomes effective in 2009.

Compensation Components

As part of their studies, Watson & Wyatt reviewed the Corporation’s existing executive compensation structure and assisted in the development of executive compensation programs that (a) are competitive among companies in similar growth and development stages to attract and retain talented management, (b) provide incentives that focus on the critical needs of the business on an annual and continuing basis, and (c) reward management commensurate with the creation of shareholder and market value.

The 2004 Watson Study included an initial benchmark analysis of the Corporation’s executive compensation program, comparing it to (i) the peer group, (ii) the comparison group, and (iii) broader financial services industry practices. The peer group used in the initial benchmark analysis in the 2004 Watson Study consisted of: California First National Bank (CFNB); Credit Acceptance Corp. (CACC); Financial Federal Corp. (FIF); First Marblehead Corp. (FMD); Medallion Financial Corp. (TAXI); Portfolio Recovery Associates Inc. (PRAA); First Investors Financial Services Group Inc. (FIFS); and World Acceptance Corp. (WRLD). The Compensation Committee used this benchmark data to set the Executive Officers’ compensation levels in 2004. On an ongoing basis, the Compensation Committee reviews a variety of factors in assessing and setting overall executive compensation levels, including references to this peer group and the market surveys, broader financial services industry practices, tally sheets, executive performance, and the 2008 Watson Study.

The components of compensation paid to the Executive Officers in 2008 were as follows:

•	Base Salary. The Compensation Committee establishes base salaries that it believes to be sufficient to attract and retain quality Executive Officers who can contribute to the long-term success of the Corporation. The Committee determines the Executive Officer’s base salary through a thorough evaluation of a variety of factors, including the executive’s responsibilities, tenure, job performance and prevailing levels of market compensation. The Compensation Committee reviews these salaries at least annually for consideration of increase based on merit and competitive market factors. The 2008 Watson Study provided the Compensation Committee with an updated competitive analysis regarding the base salaries of the Corporation’s Executive Officers.

•	Bonus. The annual incentive bonus awards are designed to reward the Executive Officer for the achievement of certain corporate and individual performance goals. The Compensation Committee sets threshold, target and maximum bonus levels for each goal. As part of the 2004 Watson Study, the Corporation sought to set the Executive Officers’ total target compensation levels at levels that were near the median of the data from the peer group and the broader industry practices. This resulted in the setting of threshold, target and maximum bonus levels (as a percentage of base salaries) as follows: Daniel P. Dyer: 42.5% threshold, 85% target and 148.75% maximum; George D. Pelose: 37.5% threshold, 75% target and 108.75% maximum; and Lynne C. Wilson: 22.5% threshold, 45% target and 63% maximum. Based on the recommendations set froth in the 2008 Watson Study, the target bonus levels for Messrs. Dyer and Pelose were increased to 120% and 90%, respectively, effective in 2009.

Prior to the beginning of each year, the Corporation sets target levels for the items of corporate performance that are to be measured that year for assessing the bonus opportunity for the Executive Officers. Some of the target levels are standard for each Executive Officer (such as corporate pre-tax income), and some are specific to that Executive Officer’s primary area of responsibility (such as unit performance and individual development). The full matrix of performance measurements varies by Executive Officer and by year, as do the weightings of each item, which can range from 15%-75% of the total bonus opportunity. To achieve the target bonus payout associated with a performance measurement, the Executive Officer must achieve 100% of the plan for that performance measurement. If the Executive Officer does not achieve 100% of the planned performance measurements for that year, he/she can still achieve the threshold bonus payout if the performance level exceeds certain minimum requirements (for example, threshold payout for the pre-tax income component in 2008 required pre-tax income to be at least 13.5% greater than the prior year’s figure).

Maximum bonus payout can be achieved if the Executive Officer exceeds the planned levels for the performance measurements (for example, in 2008, achieving greater than 104.5% of that year’s planned pre-tax income measurement would have resulted in maximum payout for that weighted component). Each Executive Officer has a portion of his or her bonus opportunity measured against individual roles (MBOs) and performance. The weighting of the individual performance component varies by Executive Officer and by year, and may range from 15%-75% of the Executive Officer’s total bonus opportunity. Individual performance goals typically include performance on specific projects or initiatives assigned to the Executive Officer as well as overall professional development.

•	Equity-Based Incentive Awards. The Compensation Committee believes that share ownership provided by equity-based compensation emphasizes and reinforces the mutuality of interest among the Executive Officers and shareholders. After each fiscal year, the Compensation Committee reviews and approves stock-based awards for the Executive Officers based primarily on the Corporation’s results for the year and the executive’s individual contribution to those results. The stock-based incentive awards adopted pursuant to the 2004 Watson Study include three separate components: (1) stock option grants, (2) restricted stock grants, and (3) a management stock ownership program (“MSOP”). Options are awarded at the NASDAQ closing price of the Corporation’s common stock on the date of the grant.

•	Other Benefits. The Executive Officers participate in employee benefits plans generally available to all of the Corporation’s employees, including medical and health plans and 401(k) and ESPP programs. In addition, Messrs. Dyer and Pelose received reimbursement of life and disability insurance premiums pursuant to their employment agreements, and each of the Executive Officers receive reimbursement for physical examinations.

Components of Equity-Based Incentive Awards

As mentioned above, the equity-based incentive awards adopted pursuant to the 2004 Watson Study include three separate components: (1) stock option grants, (2) restricted stock grants, and (3) the MSOP.

•	Stock Option Grants. The stock option grants are divided between Time Vested options and Performance Based options. The Time Vested options have a term of seven years and vest 25% per year for the first four years from the grant date. The Performance Based options have a term of seven years and vest four years from the grant date. The number of Performance Based option shares that vest on such date is determined by the Corporation’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows:

Four-Year EPS Compounded	% of Grant that shall
Average Growth Rate	Vest in Four Years

Less than 13.5%	0%
13.5%-14.99%	33.33%
15.0%-16.49%	66.66%
16.5% or greater	100.00%

•	Restricted Stock Grants. The restrictions on the restricted stock grants lapse after seven years, but are subject to accelerated performance vesting. Vesting of the restricted stock shall immediately accelerate (and all restrictions shall lapse) upon the Corporation reporting compounded average net income growth of 15% or greater for a period of four consecutive fiscal years after the grant date (using the Corporation’s reported net income for the most recently concluded fiscal year as the initial measurement point).

•	Management Stock Ownership Program. The MSOP provides for a matching grant of restricted stock to a participant who owns common stock of the Corporation (subject to a maximum matching grant value determined by the Compensation Committee). The restrictions on the matching MSOP restricted shares lapse after ten years, but are subject to accelerated vesting. Vesting of the matching MSOP restricted shares shall immediately accelerate (and all restrictions shall lapse) after three years if the grantee maintained continuous outright ownership of a matching number of unrestricted shares of the Corporation for the entire three year period.

Ownership Guidelines

In an effort to ensure that the Executive Officers and other officers and managers of the Corporation maintain sufficient equity ownership so that their thinking and actions are aligned with the interests of our shareholders, the Corporation adopted in 2006 management ownership guidelines, which apply to all participants in the equity-based incentive award program. The ownership guidelines are summarized below:

•	Ownership that counts toward the guidelines is (i) all unrestricted stock of the Corporation owned outright by the participant and (ii) the net value of vested, unexercised options.

•	The ownership guideline is measured as a percentage of the participant’s base salary.

•	Participants are divided into three tiers with different guidelines. The ownership requirements for each tier over three years are set forth below:

		Equity Ownership Guidelines (% of Salary)
Tier	Participants	Year 1	Year 2	Year 3

I	Senior Management	100%	150%	200%
II	Officers	50%	75%	100%
III	Managers	25%	30%	35%

•	Compliance will be reviewed at least annually.

If an equity incentive program participant sells shares of the Corporation while such participant is not in compliance with the ownership guidelines, the Compensation Committee will take this into account prior to making additional equity awards to such participant.

As of January 9, 2009, none of the Executive Officers were in compliance with the ownership guidelines.

Employment Agreements

In November 2003, the Corporation entered into employment agreements with Messrs. Dyer and Pelose, amended in December 2008, the terms of which are substantially similar to each other. The employment agreements establish minimum salary and target bonus levels for the executives. The agreements require the executives to devote substantially all of their business time to their employment duties. Each agreement had an initial two year term that automatically extends on each anniversary of the effective date of the agreement for successive one-year terms unless either party to the agreement provides 90 days’ notice to the other party that he does not wish to renew the agreement. The agreements currently run through November 2010.

The Corporation may terminate the employment agreements for or without cause, and the executive may terminate his employment agreement with or without good reason. The employment agreements terminate automatically upon a change in control. The employment agreements provide for severance in the case of termination without cause, resignation for good reason, termination upon non-renewal of agreement, and termination on account of change in control. The employment agreements are intended to comply with the requirements of Section 409A of the Internal Revenue Code, to the extent applicable, and the agreements shall be interpreted to avoid any penalty sanctions under the Code. Upon termination of the employment agreement, the executive will be subject to certain protective non-competition and non-solicitation covenants. In addition, for a 24-month period after termination of employment, the executive is prohibited from hiring the Corporation’s employees.

Compensation for Executive Officers in 2008

Base Salary.  Effective October 1, 2008, based on the recommendations set forth in the 2008 Watson Study, the Compensation Committee increased Mr. Dyer’s base salary to $390,000 from $320,000 and Mr. Pelose’s base salary to $325,000 from $295,000. The Executive Officers are currently entitled to the following base salaries: Mr. Dyer, $390,000, Mr. Pelose, $325,000, and Ms. Wilson, $252,937; however, effective February 9, 2009, Messrs. Dyer and Pelose voluntarily agreed to reduce their salaries by 5% for an unspecified period of time in light of the difficult economic environment. For purposes of the 2008 bonus calculations, the base salaries in effect prior to the October 2008 increases were used, which were: Mr. Dyer, $320,000, Mr. Pelose, $295,000, and Ms. Wilson, $252,937.

Annual Bonuses.  In 2008, the Executive Officers were eligible for annual bonuses at the following threshold, target and maximum bonus levels (as a percentage of base salaries): Daniel P. Dyer: 42.5% threshold, 85% target and 148.75% maximum; George D. Pelose: 37.5% threshold, 75% target and 108.75% maximum; and Lynne C. Wilson: 22.5% threshold, 45% target and 63% maximum. The annual incentive bonus awards are designed to reward the Executive Officer for the achievement of certain corporate and individual performance goals. Each year, the Compensation Committee reviews and approves goals for each Executive Officer, and in 2008 those goals consisted of a corporate goal (i.e., growth in pre-tax income) and specific individual goals. In 2008, the corporate goal weighting was 50% of each Executive Officer’s bonus opportunity, and the individual goal weighting represented the remaining 50% of the bonus opportunity.

In 2008, the corporate goal for each Executive Officer was based on the achievement of a certain level of pre-tax income. Achieving 2008 pre-tax income that was at least 13.5% above the pre-tax income for 2007 would yield the threshold payout for that component of the bonus calculation, achieving the planned pre-tax income for 2008 would yield the target payout for that component, and achieving 104.5% of the planned pre-tax income for 2007 would yield the maximum payout for that component. The Corporation’s pre-tax income in 2008 did not meet the threshold payout level, so the Executive Officers received no bonus payout with respect to this half of their bonus opportunity.

In 2008, the individual goals for the Executive Officers included the following: Mr. Dyer — converting to a bank holding company structure, leading our efforts to insure adequate liquidity, and formulating and acting upon long-term growth strategies; Mr. Pelose — converting to a bank holding company structure, recruiting and developing the management talent in credit and collections, enhancing collections tactics, and overseeing the risk management function; and Ms. Wilson — improving efficiencies through the use of technology, streamlining the monthly close process, improving the property tax and financial analysis & planning functions, and improving the Audit Committee quarterly review process. In 2008, the Compensation Committee determined that Mr. Dyer achieved 85% of his individual goals, Mr. Pelose achieved 85% of his individual goals, and Ms. Wilson achieved 70% of her individual goals.

The weighted calculation of the bonus payable to each executive in 2008 is as follows: Mr. Dyer — corporate goal (50% weighting times 0% achievement) plus individual goal (50% weighting times 85% achievement) equals 42.5% payout of the target bonus of $272,000, or $115,600; Mr. Pelose — corporate goal (50% weighting times 0% achievement) plus individual goal (50% weighting times 85% achievement) equals 42.5% payout of the target bonus of $221,250, or $94,031; and Ms. Wilson — corporate goal (50% weighting times 0% achievement) plus individual goal (50% weighting times 70% achievement) equals 35% payout of the target bonus of $113,805, or $39,832. The table below shows the aggregate 2008 bonus opportunity at the threshold, target and maximum levels and the actual bonus achieved:

	2008 Annual Bonus Opportunity			Actual Bonus
	Threshold	Target	Maximum	Achieved for 2008

Daniel P. Dyer	$136,000	$272,000	$476,000	$115,600
George D. Pelose	$110,625	$221,250	$320,812	$94,031
Lynne C. Wilson	$56,902	$113,805	$160,625	$39,832

Annual Equity-Based Incentives.  In connection with the Corporation’s annual equity-based incentive program adopted based on the recommendations in the 2004 Watson Study, on February 29, 2008, the Compensation Committee reviewed and approved stock-based awards for the Executive Officers based on the Corporation’s results for the year and the executive’s individual contribution to those results. Grants made under the annual equity-based incentive plan to the Executive Officers in 2008 consisted of the following:

•	Time Vested Options: These non-qualified stock options were granted by the Compensation Committee on February 29, 2008 at a strike price equal to $9.52 (the closing price of the Corporation’s common stock on that date). These options have a term of seven years and vest 25% per year for the first four years from the grant date. In 2008, the Corporation granted the following amount of Time Vested options to the Executive Officers: Mr. Dyer — 22,642; Mr. Pelose — 17,394; and Ms. Wilson — 8,948.

•	Performance Based Options: These non-qualified stock options were granted by the Compensation Committee on February 29, 2008 at a strike price equal to $9.52 (the closing price of the Corporation’s common stock on that date). These options have a term of seven years and vest four years from the grant date. In 2008, the Corporation granted the following amount of Performance Based options to the Executive Officers: Mr. Dyer — 31,034; Mr. Pelose — 23,842; and Ms. Wilson — 12,265. The number of Performance Based option shares that vest on such date will be determined by the Corporation’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows:

Four-Year EPS Compounded	% of Grant that shall
Average Growth Rate	Vest in Four Years

Less than 13.5%	0%
13.5%-14.99%	33.33%
15.0%-16.49%	66.66%
16.5% or greater	100.00%

•	Restricted Stock Awards: No bi-annual restricted stock awards were made to the Executive Officers in 2008 (given that the last bi-annual award was made in 2007 and the next bi-annual award is scheduled for 2009).

•	Matching Grant of MSOP Restricted Stock: Pursuant to the Corporation’s MSOP plan, the Compensation Committee made matching grants of restricted stock to the Executive Officers. The restrictions on the MSOP restricted stock will lapse ten years from the date of grant; however, if the Executive Officer continuously maintains ownership of an equal number of common shares for three years, the vesting on the matching shares shall accelerate and fully vest at the end of such three year period. In 2008, the Corporation granted the following matching shares of restricted stock to the Executive Officers: Mr. Dyer — 6,050; Mr. Pelose — 4,648; and Ms. Wilson — 2,391.

Restricted Stock Grants.  On June 30, 2008, the Compensation Committee awarded Ms. Wilson 12,500 shares of restricted stock. On December 15, 2008 the Compensation Committee awarded 40,000 shares of restricted stock to Mr. Dyer and 50,000 shares of restricted stock to Mr. Pelose. On January 2, 2009, the Compensation Committee awarded an additional 20,000 shares of restricted stock to Mr. Dyer. These special grants of restricted shares were made by the Compensation Committee to further align the interests of the Executive Officers with those of the shareholders. These restricted shares shall cliff vest three years from the grant date.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Proxy Statement for the Corporation’s 2009 Annual Meeting of Shareholders and included in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2008.

This report is submitted by the members of the Compensation Committee of the Board of Directors:

Lawrence J. DeAngelo (Chairman)
Edward Grzedzinski
Matthew J. Sullivan

Compensation Committee Interlocks and Insider Participation

The members of the Corporation’s Compensation Committee are named above. None of these individuals has ever been an officer or employee or the Corporation or any of its subsidiaries and no “compensation committee interlocks” existed during 2008.

Summary Compensation Table

The following table sets forth the compensation awarded or paid, or earned or accrued for services rendered to the Corporation in all capacities during fiscal years 2008, 2007 and 2006 by the Corporation’s Chief Executive Officer, Chief Financial Officer and the other individual who was an executive officer during fiscal year 2008. In accordance with SEC rules, the compensation described in the table does not include medical, group life insurance or other benefits which are available generally to all our salaried employees.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name & Principal Position	Year	($)	($)	($)	($)	($)(2)	($)(3)	($)

Daniel Dyer	2008	$334,808	—	$142,770	$111,562	$115,600	$11,441	$716,181
Chief Executive Officer	2007	$320,000	—	$111,318	$71,752	$47,600	$13,591	$564,261
	2006	$302,077	—	$244,893	$124,942	$72,750	$12,391	$757,053
George D. Pelose	2008	$301,346	—	$346,107	$65,482	$94,031	$11,187	$818,153
Chief Operating Officer and	2007	$290,154	—	$190,373	$55,381	$44,250	$6,636	$586,794
General Counsel	2006	$270,048	—	$360,847	$85,501	$105,497	$8,787	$830,680
Lynne C. Wilson	2008	$252,937	—	$85,389	$16,970	$39,832	$6,485	$401,613
Senior Vice President and	2007	$245,812	—	$52,672	$5,691	$24,147	$2,451	$330,773
Chief Financial Officer(1)	2006	$129,712	$31,250	$55,520	$7,780	$66,129	$3,219	$293,610

(1)	Ms. Wilson’s employment with the Corporation commenced on June 5, 2006. She received a $31,250 starting bonus upon the commencement of her employment.

(2)	Figures represent the cash portion of the bonuses earned for that year (but paid in first quarter of the following year). For fiscal 2007, the Compensation Committee approved the bonuses for the Executive Officers that were recommended by the CEO, with one exception: rather than paying the entire bonus amounts in cash, the Compensation Committee decided to pay approximately one-half in cash (which is reflected in the Non-Equity Incentive Plan Compensation column for 2007) and the remainder in restricted stock awards (Mr. Dyer — 5,000 shares; Mr. Pelose — 4,648 shares; and Ms. Wilson — 2,245 shares) at a per share value equal to $9.52, which was the closing price of the Corporation’s common stock on that date.

(3)	Includes contributions made by the Corporation to the 401(k) plan on behalf of the Executive Officers, and, except with respect to Ms. Wilson, reimbursement of life and disability insurance premiums pursuant to their employment agreements. The 2008 figures for Mr. Pelose and Ms. Wilson and the 2007 figure for Mr. Dyer include reimbursement of the cost of a physical examination. Contributions made by the Corporation to the 401(k) plan in 2008 were $3,450 for Mr. Dyer, $3,450 for Mr. Pelose and $3,135 for Ms. Wilson. Reimbursement of life and disability insurance premiums in 2008 was $7,991 for Mr. Dyer and $4,387 for Mr. Pelose.

Current Compensation — Grants of Plan-Based Awards Table

The following Grants of Plan-Based Awards table provides additional information about stock and option awards and equity incentive plan awards granted to our Executive Officers during the year ended December 31, 2008. The Corporation does not have any non-equity incentive award plans and has therefore omitted the corresponding columns. The compensation plans under which the grants in the following table were made are described in the “Compensation for Executive Officers in 2008 — Equity-Based Incentives.”

						All other
					All other	Option		Grant
					Stock	Awards:		Date
					Awards:	Number		Fair
					Number	of	Exercise	Value of
					of	Securities	or Base	Stock
		Estimated Future Payouts Under			Shares	Under-	Price of	and
		Equity Incentive Plan Awards			of Stock	lying	Option	Option
		Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Grant Date	(#)	(#)	(#)	(#)	(#)	($/sh)	($)

Daniel P. Dyer	02/29/2008	—	—	—	5,000	—	—	$47,600
	02/29/2008	—	—	—	6,050	—	—	$57,596
	02/29/2008	10,345	20,689	31,034	—	—	$9.52	$107,998
	02/29/2008	—	—	—	—	22,642	$9.52	$72,002
	12/15/2008	—	—	—	40,000	—	—	$119,200
George D. Pelose	02/29/2008	—	—	—	4,648	—	—	$44,249
	02/29/2008	—	—	—	4,648	—	—	$44,249
	02/29/2008	7,947	15,895	23,842	—	—	$9.52	$82,970
	02/29/2008	—	—	—	—	17,394	$9.52	$55,314
	12/15/2008	—	—	—	50,000	—	—	$149,000
Lynne C. Wilson	02/29/2008	—	—	—	2,245	—	—	$21,372
	02/29/2008	—	—	—	2,391	—	—	$22,762
	02/29/2008	4,088	8,177	12,265	—	—	$9.52	$42,682
	02/29/2008	—	—	—	—	8,948	$9.52	$28,455
	06/30/2008	—	—	—	12,500	—	—	$86,625

Outstanding Equity Awards at Fiscal Year-End 2008

The following table summarizes the equity awards we have made to our Executive Officers which are outstanding as of December 31, 2008.

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market
								Number	or Payout
			Equity					of	Value of
			Incentive				Market	Unearned	Unearned
			Plan				Value of	Shares,	Shares,
			Awards;			Number	Shares	Units or	Units or
	Number of		Number			of Shares	or Units	Other	Other
	Securities	Number of	of Securities			or Units of	of Stock	Rights	Rights
	Underlying	Securities	Underlying			Stock That	that	That	that
	Unexercised	Underlying	Unexercised	Option		Have	Have	Have	Have
	Options	Unexercised	Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	(#)	(#)	($)

Daniel P. Dyer	28,000	—	—	$4.23	4/03/2010	—	—	—	—
	51,240	—	—	$10.18	10/4/2011	—	—	—	—
	14,000	—	—	$3.39	1/17/2012	—	—	—	—
	7,000	—	—	$3.39	1/13/2013	—	—	—	—
	6,650	—	—	$10.18	1/13/2013	—	—	—	—
	13,000	7,000 (1)	—	$18.80	1/29/2014	—	—	—	—

Option Awards	Stock Awards
Equity
Equity	Incentive
Incentive	Plan
Plan	Awards:
Awards:	Market
Number	or Payout
Equity	of	Value of
Incentive	Market	Unearned	Unearned
Plan	Value of	Shares,	Shares,
Awards;	Number	Shares	Units or	Units or
Number of	Number	of Shares	or Units	Other	Other
Securities	Number of	of Securities	or Units of	of Stock	Rights	Rights
Underlying	Securities	Underlying	Stock That	that	That	that
Unexercised	Underlying	Unexercised	Option	Have	Have	Have	Have
Options	Unexercised	Unearned	Exercise	Option	Not	Not	Not	Not
(#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	(#)	(#)	($)

16,071	5,358	(2)	—	$17.52	1/11/2012	—	—	—	—
4,008	4,008	(3)	—	$21.60	3/28/2013	—	—	—	—
—	—	12,026	(4)	$21.60	3/28/2013	—	—	—	—
2,328	6,986	(5)	—	$20.77	3/16/2014	—	—	—	—
—	—	12,919	(6)	$20.77	3/16/2014	—	—	—	—
—	22,642	(7)	—	$9.52	2/28/2015	—	—	—	—
—	—	31,034	(8)	$9.52	2/28/2015	—	—	—	—
—	—	—	—	—	2,760	(9)	$7,204	—	—
—	—	—	—	—	9,000	(10)	$23,490	—	—
—	—	—	—	—	2,495	(11)	$6,512	—	—
—	—	—	—	—	8,320	(12)	$21,715	—	—
—	—	—	—	—	2,773	(13)	$7,238	—	—
—	—	—	—	—	5,000	(14)	$13,050	—	—
—	—	—	—	—	6,050	(15)	$15,791	—	—
—	—	—	—	—	40,000	(16)	$104,400	—	—
George D. Pelose	5,050	—	—	$5.01	7/27/2010	—	—	—	—
7,000	—	—	$3.39	8/22/2011	—	—	—	—
42,700	—	—	$10.18	10/4/2011	—	—	—	—
28,000	—	—	$3.39	1/17/2012	—	—	—	—
7,000	—	—	$3.39	1/13/2013	—	—	—	—
6,055	—	—	$10.18	1/13/2013	—	—	—	—
10,000	—	—	$14.00	11/11/2013	—	—	—	—
8,125	4,375	(1)	—	$18.80	1/29/2014	—	—	—	—
6,934	2,312	(2)	—	$17.52	1/11/2012	—	—	—	—
1,945	1,946	(3)	—	$21.60	3/28/2013	—	—	—	—
—	—	5,838	(17)	$21.60	3/28/2013	—	—	—	—
1,789	5,367	(5)	—	$20.77	3/16/2014	—	—	—	—
—	—	9,924	(18)	$20.77	3/16/2014	—	—	—	—
—	17,394	(7)	—	$9.52	2/28/2015	—	—	—	—
—	—	23,842	(27)	$9.52	2/28/2015	—	—	—	—
—	—	—	—	—	712	(9)	$1,858	—	—
—	—	—	—	—	3,883	(10)	$10,135	—	—
—	—	—	—	—	1,211	(11)	$3,161	—	—
—	—	—	—	—	23,100	(19)	$60,291	—	—
—	—	—	—	—	—	—	25,500	(20)	$66,555
—	—	—	—	—	6,391	(12)	$16,681	—	—
—	—	—	—	—	2,130	(13)	$5,559	—	—
—	—	—	—	—	4,648	(14)	$12,131	—	—
—	—	—	—	—	4,648	(15)	$12,131	—	—
—	—	—	—	—	50,000	(16)	$130,500	—	—

Option Awards	Stock Awards
Equity
Equity	Incentive
Incentive	Plan
Plan	Awards:
Awards:	Market
Number	or Payout
Equity	of	Value of
Incentive	Market	Unearned	Unearned
Plan	Value of	Shares,	Shares,
Awards;	Number	Shares	Units or	Units or
Number of	Number	of Shares	or Units	Other	Other
Securities	Number of	of Securities	or Units of	of Stock	Rights	Rights
Underlying	Securities	Underlying	Stock That	that	That	that
Unexercised	Underlying	Unexercised	Option	Have	Have	Have	Have
Options	Unexercised	Unearned	Exercise	Option	Not	Not	Not	Not
(#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	(#)	(#)	($)

Lynne C. Wilson	1,269	1,269	(21)	—	$21.32	6/5/2013	—	—	—	—
—	—	3,808	(22)	$21.32	6/5/2013	—	—	—	—
864	2,593	(5)	—	$20.77	3/16/2014	—	—	—	—
—	—	4,794	(23)	$20.77	3/16/2014	—	—	—	—
—	8,948	(7)	—	$9.52	2/28/2015	—	—	—	—
—	—	12,265	(28)	$9.52	2/28/2015	—	—	—	—
—	—	—	—	—	9,100	(24)	$23,751	—	—
—	—	—	—	—	1,932	(25)	$5,043	—	—
—	—	—	—	—	—	—	6,825	(26)	$17,813
—	—	—	—	—	3,087	(12)	$8,057	—	—
—	—	—	—	—	1,029	(13)	$2,686	—	—
—	—	—	—	—	2,245	(14)	$5,859	—	—
—	—	—	—	—	2,391	(15)	$6,241	—	—
—	—	—	—	—	12,500	(29)	$32,625	—	—

(1.)	The expiration date of the options is ten years after the grant date. The options granted will vest and become exercisable over an eight year period at the following annual increments: 2.5% in first year; 5.0% in second year; 7.5% in third year; 10.0% in fourth year; 15.0% in fifth year; and 20.0% in each of the sixth, seventh and eighth years. On March 9, 2007 the Corporation reported GAAP net income greater than $17.0 million for a fiscal year, accelerating vesting of the options so that the remaining amount of unexercised shares from the seventh and eighth years of the vesting schedule became immediately exercisable.

(2.)	Stock options vest at the rate of 25% per year, with vesting dates for the remaining 25% at 1/11/2009.

(3.)	Stock options vest at the rate of 25% per year, with vesting dates for the remaining 50% at 3/28/2009; and 3/28/2010.

(4.)	The Performance Based non-qualified stock options were granted on March 28, 2006 at a strike price equal to $21.60 (the closing price of the Corporation’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Corporation’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 4,008; at 15.0%-16.49%, 8,017; at 16.5% or greater, 12,026.

(5.)	Stock options vest at the rate of 25% per year, with vesting dates for the remaining 75% at 3/16/2009; 3/16/2010; and 3/16/2011.

(6.)	The Performance Based non-qualified stock options were granted on March 16, 2007 at a strike price equal to $20.77 (the closing price of the Corporation’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Corporation’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 4,306; at 15.0%-16.49%, 8,612; at 16.5% or greater, 12,919.

(7.)	Stock options vest at the rate of 25% per year, with vesting dates of 2/28/2009; 2/28/2010; 2/28/2011; and 2/28/2012.

(8.)	The Performance Based non-qualified stock options were granted on February 29, 2008 at a strike price equal to $9.52 (the closing price of the Corporation’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Corporation’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 10,345; at 15.0%-16.49%, 20,689; at 16.5% or greater, 31,034.

(9.)	The shares were granted on March 9, 2004, and vest ten years from the grant date.

(10.)	Represents grant of restricted shares made on January 11, 2005 (the grant date stock price was $17.52). The restrictions on these shares shall lapse on January 11, 2012. Vesting shall immediately accelerate (and all restrictions shall lapse) upon the Corporation reporting certain minimum compounded average net income growth for a period of four consecutive fiscal years after the date of grant (using reported net income for 2004 as the initial measurement point).

(11.)	Represents matching grant of restricted stock under MSOP made on March 28, 2006 (the grant date stock price was $21.60). The restrictions on these matching restricted shares shall lapse on March 28, 2016. Vesting shall immediately accelerate (and all restrictions shall lapse) after three years (on March 28, 2009) if the grantee maintained continuous outright ownership of a matching number of unrestricted shares of the Corporation for the entire three year period.

(12.)	Represents grant of restricted shares made on March 16, 2007 (the grant date stock price was $20.77). The restrictions on these shares shall lapse on March 16, 2014. Vesting shall immediately accelerate (and all restrictions shall lapse) upon the Corporation reporting certain minimum compounded average net income growth for a period of four consecutive fiscal years after the date of grant (using reported net income for 2006 as the initial measurement point).

(13.)	Represents matching grant of restricted stock under MSOP made on March 16, 2007 (the grant date stock price was $20.77). The restrictions on these matching restricted shares shall lapse on March 16, 2017. Vesting shall immediately accelerate (and all restrictions shall lapse) after three years (on March 16, 2010) if the grantee maintained continuous outright ownership of a matching number of unrestricted shares of the Corporation for the entire three year period.

(14.)	Represents grant of restricted shares granted in lieu of a portion of the Executive Officer’s cash bonus. The restrictions on these shares shall lapse on February 28, 2009.

(15.)	Represents matching grant of restricted stock under MSOP made on February 29, 2008 (the grant date stock price was $9.52). The restrictions on these matching restricted shares shall lapse on February 28, 2018. Vesting shall immediately accelerate (and all restrictions shall lapse) after three years (on February 28, 2011) if the grantee maintained continuous outright ownership of a matching number of unrestricted shares of the Corporation for the entire three year period.

(16.)	Represents grant of restricted shares made on December 15, 2008 (the grant date stock price was $2.98). The restrictions on these shares shall lapse on December 15, 2011.

(17.)	The Performance Based non-qualified stock options were granted on March 28, 2006 at a strike price equal to $21.60 (the closing price of the Corporation’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Corporation’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 1,946; at 15.0%-16.49%, 3,892; at 16.5% or greater, 5,838.

(18.)	The Performance Based non-qualified stock options were granted on March 16, 2007 at a strike price equal to $20.77 (the closing price of the Corporation’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Corporation’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 3,308; at 15.0%-16.49%, 6,616; at 16.5% or greater, 9,924.

(19.)	Represents an original grant of 33,000 of restricted shares granted on May 19, 2006, that vested 15% on May 19, 2007 and 15% on May 19, 2008 and that will vest 70% on May 19, 2009.

(20.)	Shares of performance based restricted stock granted on May 19, 2006, whereby all or a portion of these shares may vest three years after the issuance date depending on the diluted EPS compound average growth rate over such three year period (i.e., the number of shares that vest could be 0; 8,500; 17,000; or 25,500).

(21.)	Stock options vest at the rate of 25% per year, with vesting dates for the remaining 50% at 6/5/2009; and 6/5/2010.

(22.)	The Performance Based non-qualified stock options were granted on June 5, 2006 at a strike price equal to $21.32 (the closing price of the Corporation’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Corporation’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 1,269; at 15.0%-16.49%, at 2,539; at 16.5% or greater, 3,808.

(23.)	The Performance Based non-qualified stock options were granted on March 16, 2007 at a strike price equal to $20.77 (the closing price of the Corporation’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Corporation’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 1,598; at 15.0%-16.49%, 3,196; at 16.5% or greater, 4,794.

(24.)	Represents grant of restricted shares made on June 5, 2006 (the grant date stock price was $21.32). The restrictions on these shares shall lapse on June 5, 2010.

(25.)	Represents grant of restricted shares made on June 5, 2006 (the grant date stock price was $21.32). The restrictions on these shares shall lapse on June 5, 2013. Vesting shall immediately accelerate (and all restrictions shall lapse) upon the Corporation reporting certain minimum compounded average net income growth for a period of four consecutive fiscal years after the date of grant (using reported net income for 2005 as the initial measurement point).

(26.)	Shares of restricted stock granted on June 5, 2006, whereby all or a portion of these shares may vest four years after the issuance date depending on the diluted EPS compound average growth rate over such four year period (i.e., the number of shares that vest could be 0; 2,275; 4,550; or 6,825).

(27.)	The Performance Based non-qualified stock options were granted on February 29, 2008 at a strike price equal to $9.52 (the closing price of the Corporation’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Corporation’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 7,947; at 15.0%-16.49%, 15,895; at 16.5% or greater, 23,842.

(28.)	The Performance Based non-qualified stock options were granted on February 29, 2008 at a strike price equal to $9.52 (the closing price of the Corporation’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Corporation’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 4,088; at 15.0%-16.49%, 8,177; at 16.5% or greater, 12,265.

(29.)	Represents grant of restricted shares made on June 30, 2008 (the grant date stock price was $6.93). The restrictions on these shares shall lapse on June 30, 2011.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on Vesting	Value Realized on
Name	Exercise (#)	Exercise ($)	(#)	Vesting ($)

Daniel P. Dyer	—	—	2,833	$27,452
George D. Pelose	—	—	6,244	$45,011
Lynne C. Wilson	—	—	—	—

Potential Payments Upon Termination of Employment or Change in Control

The following tables show potential payments to Messrs. Dyer and Pelose upon termination of employment, including without limitation a change in control, assuming a December 31, 2008 termination date. Stock option benefit amounts are computed for each option as to which vesting will be accelerated upon the occurrence of the termination event by multiplying the number of shares underlying the option by the difference between the $2.61 closing price per share of our common stock on December 31, 2008 and the exercise price per share of the option. Restricted stock benefit amounts are computed by multiplying the number of restricted shares as to which vesting will be accelerated by the $2.61 per share closing price of our common stock on December 31, 2008.

A description of the applicable provisions of the employment agreements for Messrs. Dyer and Pelose follows the tables.

Daniel P. Dyer

Change in Control,
Non-Renewal by
Corporation,
	Termination without	For Cause or
	Cause or for Good	Voluntary	Death or
Benefit Type	Reason	Termination	Disability

Lump Sum Payments	$1,173,984	—	—
Stock Options	—	—	—
Restricted Stock	$199,399	—	$199,399
Excise Tax Gross-Ups	—	—	—

George D. Pelose

Change in Control,
Non-Renewal by
Corporation,
	Termination without	For Cause or
	Cause or for Good	Voluntary	Death or
Benefit Type	Reason	Termination	Disability

Lump Sum Payment	$979,259	—	—
Stock Options	—	—	—
Restricted Stock	$319,002	—	$319,002
Excise Tax Gross-Ups	—	—	—

The Corporation has employment agreements with Messrs. Dyer and Pelose, which run through November 2010.

The Corporation may terminate the employment agreements for or without cause. A termination for cause requires a vote of two-thirds of our directors and prior written notice to the executive providing an opportunity to remedy the cause. Cause generally means: 1) willful fraud or material dishonesty by the executive in connection with the performance of his employment duties; 2) grossly negligent or intentional failure by the executive to substantially perform his employment duties; 3) material breach by the executive of certain protective covenants (as described below); or 4) the conviction of, or plea of nolo contendere to, a charge of commission of a felony by the executive.

The Corporation may terminate the executive’s employment upon non-renewal of the employment agreement. Upon non-renewal of the employment agreement, the executive’s employment with the Corporation will terminate as of the last day of the agreement term, provided that the executive was willing and able to execute a new contract providing terms and conditions substantially similar to those in the employment agreement and to continue providing services under the employment agreement.

The executive may terminate his employment agreement with or without good reason. A termination by the executive for good reason requires prior written notice providing the Corporation with the opportunity to remedy the good reason. Good reason means the occurrence of any one or more of the following, without the consent of the executive: (a) a material diminution in the executive’s authority, duties or responsibilities; (b) the Corporation requires that the executive report to an officer or employee of the Corporation instead of reporting directly to the Corporation’s Chief Executive Officer, in the case of Mr. Pelose, and Board of Directors, in the case of Mr. Dyer; (c) a material diminution in the executive’s base compensation, which, for purposes of the employment agreement, means the executive’s base salary and target incentive bonus percentage in effect immediately prior to the action taken to diminish the executive’s base salary or target incentive bonus percentage; (d) a material change in the geographic location at which the executive must perform services, which shall include a change to a location that is more than twenty-five (25) miles from the location at which the executive performs services under the employment agreement as of December 31, 2008; or (e) any other action or inaction that constitutes a material breach by the Corporation under the employment agreement.

If a change in control (as defined in the employment agreements) occurs during the term of the employment agreements, then the executive’s employment with the Corporation shall automatically terminate without cause as of the date of the change of control.

Pursuant to the terms of their employment agreements, if the employment of Messrs. Dyer or Pelose ends for any reason, the Corporation will pay accrued salary, bonuses and incentive payments already determined and other existing obligations. In addition, in the event of a termination of employment due to either termination by the Corporation without cause, the resignation by the executive for good reason, non-renewal by the Corporation or a change in control, the executive will receive a lump sum payment equal to: (i) two times current base salary; (ii) two times the average incentive bonus earned for the preceding two fiscal years; (iii) two years of medical and dental benefits for the executive and his family, based on the current monthly COBRA premium plus an increase to cover taxes; (iv) two years of life and long-term disability insurance coverage, based on the current annual premiums, plus an increase to cover taxes; and (v) any incentive bonus earned but not yet paid. The lump sum amount is payable within thirty (30) days following the termination date (provided the executive executes and does not revoke a standard release of employment claims). In the event that the executive’s employment is terminated on account of the executive’s death or disability, termination by the Corporation without cause, the resignation by the executive for good reason, non-renewal by the Corporation or a change in control, then all of the options, restricted stock and other stock incentives granted to the executive will become fully vested, and the executive will have up to two years in which to exercise all vested options. If any payments due to the executive under the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the Corporation will be required to gross up the executive’s payments for the amount of the excise tax plus the amount of income and other taxes due as a result of the gross up payment.

Notwithstanding the provisions described above, the employment agreements are intended to comply with the requirements of Section 409A of the Internal Revenue Code, to the extent applicable, and the agreements shall be interpreted to avoid any penalty sanctions under the Code, and therefore may require a payment delay of severance benefits or reimbursements to be paid to the executive.

Upon termination of the employment agreement, the executive will be subject to certain protective covenants. If the Corporation terminates the executive’s employment without cause or if the executive terminates his employment with good reason, the executive will be prohibited from competing with the Corporation and from soliciting its customers for an 18-month period; provided that such period shall be 12 months for all other terminations. In addition, for a 24-month period after termination of employment, the executive is prohibited from hiring the Corporation’s employees.

Ms. Wilson does not have an employment agreement, but pursuant to the terms of the Corporation’s 2003 Equity Compensation Plan, as amended (the “Plan”), upon a change of control (as defined in the Plan), all outstanding options shall immediately vest and become exercisable, and the restrictions and conditions on all outstanding restricted stock awards shall immediately lapse. Based on this, in the event of a change of control (as defined in the Plan), assuming a December 31, 2008 change of control date, the benefit to Ms. Wilson would be $102,075 in restricted stock and $0 in options. Stock option benefit amounts are computed for each option as to which vesting will be accelerated upon the occurrence of the termination event by multiplying the number of shares underlying the option by the difference between the $2.61 closing price per share of our common stock on

December 31, 2008 and the exercise price per share of the option. Restricted stock benefit amounts are computed by multiplying the number of restricted shares as to which vesting will be accelerated by the $2.61 per share closing price of our common stock on December 31, 2008.

Directors’ Compensation

The non-employee independent members of the Board of Directors receive a $30,000 annual retainer (payable in quarterly installments) for their service on the Board of Directors. Non-employee independent members of the Board of Directors are granted an Option to purchase 5,000 shares of the Corporation’s common stock upon their initial appointment or election to the Board. These Options vest in four equal annual installments. In addition, non-employee independent members of the Board of Directors receive annual grants under the Corporation’s 2003 Equity Compensation Plan, as amended, of (i) restricted stock yielding a present value of $27,000 at the Stock Award grant date and (ii) Options yielding a present value of $9,000 at the grant date (using an option pricing model). The annual restricted Stock Awards vest at the earlier of (a) seven years from the grant date and (b) six months following the non-employee independent director’s termination of Board service. The annual Option grants cliff vest one year from the grant date. The per share exercise price of all Options granted to non-employee independent members of the Board of Directors is equal to the fair market value per share on the date the Option is granted.

The chairman of the Audit Committee receives additional compensation of $10,000 per year, the chairman of the Compensation Committee receives additional compensation of $4,000 per year, and the chairman of the Nominating Committee receives additional compensation of $2,000 per year. These fees are paid in quarterly installments.

In 2008, the Lead Independent Director received additional compensation of $25,000 per year, paid in quarterly installments.

On March 31, 2009, the Board of Directors elected Mr. McGinty to the role of Chairman of the Board and eliminated the position of Lead Independent Director. In connection therewith, the Board of Directors also approved the following total Director compensation to be paid to the non-employee Chairman of the Board of the Corporation: (i) $100,000 total annual retainer (payable in quarterly installments), (ii) an annual option grant yielding a present value of $10,250 and (iii) an annual restricted stock grant yielding a present value of $30,750. The annual option grant will have a seven year term and will cliff vest one year from the grant date, and the annual restricted stock grant will vest at the earlier of (a) seven years from the grant gate and (b) six months following the non-employee Chairman’s termination of Board service. Effective April 13, 2009, Mr. McGinty voluntarily agreed to reduce his annual retainer by 20% for an unspecified period of time in light of the difficult economic environment.

The following table sets forth compensation from the Corporation for the non-employee independent members of the Board of Directors in 2008. The table does not include reimbursement of travel expenses related to attending Board, Committee and Corporation business meetings.

Director Compensation Table

	Fees Earned or Paid	Stock	Option
	in Cash	Awards	Awards	Total
Name	($)	($)	($)	($)

Kevin J. McGinty	$59,000	$9,970	$8,818	$77,788
John J. Calamari	$40,000	$9,970	$8,818	$58,788
James W. Wert	$30,000	$9,970	$8,818	$48,788
Lawrence J. DeAngelo	$32,000	$9,970	$8,818	$50,788
Edward Grzedzinski	$30,000	$9,970	$19,062	$59,032
Matthew J. Sullivan(1)	$22,500	$2,240	$7,525	$32,265

(1)	Mr. Sullivan was appointed to the Corporation’s Board of Directors in April 2008.

Director Ownership Requirements

Non-employee independent directors are subject to certain ownership requirements. Within five years of joining the Corporation’s Board of Directors (or five years from May 26, 2005 for each individual who was a director on that date), each non-employee independent director shall be required to own stock of the Corporation with a value equal to five times the director’s annual retainer. Restricted shares may be counted toward the ownership requirement. Non-employee independent directors are also required to hold 50% of the net, after tax “profit” realized on the exercise of stock options in the form of shares of Corporation stock for a minimum period of one year after the exercise.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 1, 2009, by:

•	each person or entity known by us to own beneficially more than 5% of our stock;

•	each of our named executive officers in the Summary Compensation Table below;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be the beneficial owner of securities as to which such person has no economic interest.

	Number of Shares	Percent
Name of Beneficial Owner	Beneficially Owned	of Class

Executive Officers and Directors
Daniel P. Dyer(1,2)	485,946	4.0%
George D. Pelose(1,2)	385,219	3.1
Lynne C. Wilson(1,2)	84,899	*
John J. Calamari(1,3)	19,626	*
Lawrence J. DeAngelo(1,3)	27,613	*
Edward Grzedzinski(1,3)	12,100	*
Kevin J. McGinty(1,3)	72,853	*
James W. Wert(1,3)	68,817	*
Matthew J. Sullivan(4)	2,316,709	18.9
All executive officers and directors as a group (9 persons)(1,5)	3,473,782	28.3
5% Shareholders
Peachtree Equity Investment Management, Inc.(6) 1170 Peachtree St., Ste. 1610 Atlanta, GA 30309	2,309,934	19.6
Columbia Wanger Asset Management, L.P.(7) 227 West Monroe Street, Suite 3000 Chicago, IL 60606	1,214,550	9.93
William Blair & Company, LLC(8) 222 W. Adams Street Chicago, IL 60606	1,046,465	8.56
Primus Venture Partners IV, Inc.(9) 5900 Landerbrook Dr., Ste. 200 Cleveland, OH 44124-4020	823,713	6.7
Lord, Abbett & Co. LLC(10) 90 Hudson Street Jersey City, NJ 07302	727,791	5.95

*	Represents less than 1%.

(1)	Does not include options vesting more than 60 days after March 1, 2009, held by Mr. Dyer (83,622), Mr. Pelose (59,701), Ms. Wilson (30,576), Mr. Calamari (3,704), Mr. DeAngelo (3,704), Mr. Grzedzinski (6,204), Mr. McGinty (3,704), Mr. Sullivan (7,454), and Mr. Wert (3,704). Does include, where applicable, shares held in the 2003 Employee Stock Purchase Plan and restricted shares awarded under the 2003 Equity Compensation Plan, as amended.

(2)	Includes options for Mr. Dyer (160,648), Mr. Pelose (135,895) and Ms Wilson (5,234) to purchase shares that are currently exercisable or will become exercisable within 60 days following March 1, 2009.

(3)	Includes options for Mr. Calamari (10,153), Mr. DeAngelo (10,153), Mr. Grzedzinksi (4,992), Mr. McGinty (41,344), Mr. Sullivan (1,250), and Mr. Wert (19,953) to purchase shares that are currently exercisable or will become exercisable within 60 days following March 1, 2009.

(4)	Includes 2,000 unrestricted shares owned directly by Mr. Sullivan and 3,525 restricted shares awarded to Mr. Sullivan in connection with Board appointment and membership in accordance with the Corporation’s Director compensation program described above in “Directors’ Compensation”. The remaining 2,309,934 shares are reported as beneficially owned by Peachtree Equity Investment Management, Inc. are based on a Schedule 13G filed jointly by such entity, WCI (Private Equity) LLC (“WCI”) and Matthew J. Sullivan with the Securities and Exchange Commission (“SEC”) on February 17, 2004. The shares are reported as directly owned by WCI, whose sole manager is Peachtree Equity Investment Management, Inc. (the “Manager”). The Manager could be deemed to be an indirect beneficial owner of the reported shares, and could be deemed to share such beneficial ownership with WCI. Matthew J. Sullivan is a director of the Manager, and could be deemed to be an indirect beneficial owner of the reported shares, and could be deemed to share such indirect beneficial ownership with the Manager and WCI. Mr. Sullivan disclaims beneficial ownership of the reported shares except to the extent of his pecuniary interest therein.

(5)	Includes options to purchase 389,622 shares that are currently exercisable or will become exercisable within 60 days following March 1, 2009.

(6)	The shares reported as beneficially owned by Peachtree Equity Investment Management, Inc. are based on a Schedule 13G filed jointly by such entity, WCI (Private Equity) LLC (“WCI”) and Matthew J. Sullivan with the SEC on February 17, 2004. The shares are reported as directly owned by WCI, whose sole manager is Peachtree Equity Investment Management, Inc. (the “Manager”). The Manager could be deemed to be an indirect beneficial owner of the reported shares, and could be deemed to share such beneficial ownership with WCI. Matthew J. Sullivan is a director of the Manager, and could be deemed to be an indirect beneficial owner of the reported shares, and could be deemed to share such indirect beneficial ownership with the Manager and WCI. Mr. Sullivan disclaims beneficial ownership of the reported shares except to the extent of his pecuniary interest therein.

(7)	The shares reported as beneficially owned by Columbia Wanger Asset Management, L.P. (“Columbia”) are reported as of December 31, 2008, based on a Schedule 13G/A filed by Columbia on February 6, 2009. Columbia is the beneficial owner of 1,214,550 shares and these shares include shares held by Columbia Acorn Trust (CAT), a Massachusetts business trust that is advised by the reporting person and that holds 9.73% of the shares of issuer.

(8)	The shares reported as beneficially owned by William Blair & Company, L.L.C. (“Blair”) are reported as of December 31, 2008, based on a Schedule 13G/A filed by Blair on January 12, 2009.

(9)	The shares reported as beneficially owned by Primus Venture Partners IV, Inc. are based on an amendment to a Schedule 13G/A filed jointly by Primus Capital Fund IV Limited Partnership (“PCF IV LP”), Primus Venture Partners IV Limited Partnership (“PVP IV LP”) and Primus Venture Partners IV, Inc. (“PVP IV Inc.”) with the SEC on January 30, 2009. Each such reporting person has reported that, as of December 31, 2008, they held shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of the shares as follows: (i) PCF IV LP has shared power to vote and to dispose of 790,764 shares currently held by PCF IV LP; (ii) PVP IV LP, as the sole general partner of PCF IV LP, may be deemed to have shared power to vote and to dispose of 790,764 shares currently held by PCF IV LP. In addition, PVP IV LP is also the sole general partner of Primus Executive Fund Limited Partnership (“PEF LP”) and, in such capacity, may be deemed to have shared power to vote and dispose of the 32,949 shares currently held by PEF LP; (iii) PVP IV Inc., as the sole general partner of PVP IV LP, may be deemed to have the shared power to vote and to dispose of 790,764 shares currently held by PCF IV LP and the 32,949 shares currently held by PEF LP. PVP IV Inc. has four shareholders and directors: Loyal W. Wilson, William C. Mulligan, Jonathan E. Dick and Steven

Rothman. Each of PCF IV LP, PVP IV LP and PVP IV Inc. disclaims beneficial ownership of any shares beneficially owned by each other entity.

(10)	The shares reported as beneficially owned by Lord, Abbett & Co. LLC are reported as of December 31, 2008, based on a Schedule 13G filed by Lord, Abbett & Co. LLC on February 13, 2009. Lord, Abbett & Co. LLC is the beneficial owner of 727,791 shares held on behalf on investment advisory clients, which may include investment companies registered under the Investment Company Act, employee benefit plans, pension funds or other institutional clients.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses, as of December 31, 2008, the number of outstanding options and other rights granted by the Corporation to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

Number of
Securities
Remaining
Available
for
	Number of		Future Issuance
	Securities	Weighted	Under
	to be Issued Upon	Average	Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans Excluding
	Options	Options	Securities
	and Other	and Other	Reflected in
	Rights	Rights	Column (a)
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders
2003 Equity Compensation Plan, as amended	885,459	$12.32	982,146
2003 Employee Stock Purchase Plan	None	n/a	70,999
Equity Compensation Plans Not Approved by Shareholders	None	n/a	None

Totals	885,459	$12.32	1,053,145

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Under the Corporation’s Code of Ethics and Business Conduct, the Audit Committee must review and approve transactions with “related persons” (directors, director nominees and executive officers or their immediate family members, or stockholders owning 5% or greater of the Corporation’s outstanding stock) in which the amount exceeds $120,000 and in which the related person has a direct or indirect material interest. Under this policy, full written disclosure must be submitted in writing to the Corporation’s General Counsel, who will submit it to the Audit Committee for review. The transaction must receive Audit Committee approval prior to the consummation of the transaction.

The Corporation obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Chairman of our Board of Directors and Chief Executive Officer, is the President of The Selzer Company. We do not have any contractual arrangement with The Selzer Company or Richard Dyer, nor do we pay either of them any direct fees. Insurance premiums paid to The Selzer Company totaled $584,000 in 2008.

Joseph Dyer, the brother of Daniel P. Dyer, the Chairman of our Board of Directors and Chief Executive Officer, is a vice president in our treasury group and was paid compensation in excess of $120,000 for such services in 2008.

On March 11, 2008, the Corporation received approval from the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance for its wholly-owned subsidiary, Marlin Business Bank, an industrial bank chartered by the State of Utah (the “Bank”), and approved the Bank to commence operations effective March 12, 2008. As a result of the approval, the Corporation became subject to the terms, conditions and obligations of a Letter Agreement, dated as of June 18, 2007 (the “Letter Agreement”), by and among the Corporation, Peachtree Equity Investment Management, Inc. (“Peachtree”) and WCI (Private Equity) LLC (“WCI”). On March 26, 2007, the Corporation announced that it had received correspondence from the FDIC approving the application for federal deposit insurance for the Bank, subject to certain conditions set forth in the order issued by the FDIC, dated as of March 20, 2007 (the “Order”). The Order provided that the approval of the Corporation’s Bank application was conditioned on Peachtree and WCI, whose sole manager is Peachtree, executing a passivity agreement with the FDIC to eliminate Peachtree and WCI’s ability to control the Bank. Therefore, Peachtree, WCI and the FDIC entered into a Passivity Agreement, dated as of June 18, 2007 (the “Passivity Agreement”), which would be deemed effective on the date of issuance from the FDIC of the federal deposit insurance for the Bank. In connection with the execution of the Passivity Agreement, the Corporation entered into the Letter Agreement, which is also deemed effective on the date of issuance from the FDIC of the federal deposit insurance for the Bank. Therefore, the effective date for both the Passivity Agreement and the Letter Agreement is March 11, 2008. Under the terms of the Letter Agreement, the Corporation agreed to create one vacancy on the Corporation’s Board of Directors by increasing the size of the Board from six to seven directors. The Corporation also agreed to take all necessary action to appoint one individual proposed by Peachtree and WCI as a member of the Board who will serve as a director until the expiration of the term at the Annual Meeting. In addition, the Corporation agreed to include an individual proposed by Peachtree and WCI on the Board’s slate of nominees for election as a director of the Corporation and to use its best efforts to cause the election of such individual so long as Peachtree and WCI are subject to the terms and conditions of the Passivity Agreement.

Board of Directors Independence

Currently, our Board of Directors has seven (7) members. The Board has affirmatively determined that John J. Calamari, Lawrence J. DeAngelo, Edward Grzedzinski, Kevin J. McGinty, Matthew J. Sullivan and James W. Wert are each independent directors. This constitutes more than a majority of our Board of Directors. Only independent directors serve on our Audit Committee, Compensation Committee and Nominating and Governance Committee. The standards applied by the Board in affirmatively determining whether a director is “independent” are those objective standards set forth in the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”). The Board is responsible for ensuring that independent directors do not have a material relationship with us or any of our affiliates or any of our executive officers or his or her affiliates.

Item 14.	Principal Accountant Fees and Services

The following sets forth the fees paid to the Corporation’s independent registered public accountants for the last two fiscal years:

	2008	2007

Audit Fees	$1,009,707	$911,270
Audit-Related Fees	$35,000	$31,335
Tax Fees	$7,578	$19,500
All Other Fees	$0	$0

Total	$1,052,285	$962,105

Audit Fees.  Consists of fees related to the performance of the audit or review of the Corporation’s financial statements and internal control over financial reporting, including services in connection with assisting the Corporation in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations. This category also includes annual agreed upon procedures relating to servicer reviews and the issuance of term asset-backed securitizations.

Audit-Related Fees.  Consists of fees related to audits of the Corporation’s 401(k) Plan by Deloitte & Touche LLP.

Tax Fees.  Consists of assistance rendered in preparation of various state corporate tax returns and proxy disclosures.

The Audit Committee has the sole authority to consider and approve in advance any audit, audit-related and tax work to be performed for the Corporation by its independent registered public accountants.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits.

Number	Description
31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2009

Marlin Business Services Corp.

By:	/s/ Daniel P. Dyer
Daniel P. Dyer
Chief Executive Officer