Form 10-Q
period 2009-03-31
MARLIN BUSINESS SERVICES CORP
filed 2009-05-11
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
Commission file number 000-50448
MARLIN BUSINESS SERVICES CORP.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	38-3686388 (I.R.S. Employer Identification Number)
300 Fellowship Road, Mount Laurel, NJ 08054
(Address of principal executive offices)
(Zip code)
(888) 479-9111
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)
Yes ☐     No ☐
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
Yes ☐  No ☑
At April 29, 2009, 12,615,190 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2009

PART I. Financial Information
Item 1. Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$1,704	$1,604
Interest-earning deposits with banks	48,762	38,666

Total cash and cash equivalents	50,466	40,270
Restricted interest-earning deposits with banks	71,382	66,212
Net investment in leases and loans	622,319	670,494
Property and equipment, net	2,927	2,961
Property tax receivables	7,493	3,120
Other assets	10,437	12,759

Total assets	$765,024	$795,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$116,314	$101,923
Long-term borrowings	383,538	441,385
Deposits	74,853	63,385
Other liabilities:
Fair value of cash flow hedge derivatives	11,716	11,528
Sales and property taxes payable	10,430	6,540
Accounts payable and accrued expenses	7,750	7,926
Net deferred income tax liability	13,936	15,673

Total liabilities	618,537	648,360

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,615,840 and 12,246,405 shares issued and outstanding, respectively	126	122
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	83,566	83,671
Stock subscription receivable	(5)	(5)
Accumulated other comprehensive income	178	167
Retained earnings	62,622	63,501

Total stockholders’ equity	146,487	147,456

Total liabilities and stockholders’ equity	$765,024	$795,816

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except
	per-share data)
Interest income	$19,072	$22,953
Fee income	5,034	5,235

Interest and fee income	24,106	28,188
Interest expense	7,832	10,247

Net interest and fee income	16,274	17,941
Provision for credit losses	8,748	7,006

Net interest and fee income after provision for credit losses	7,526	10,935

Other income:
Insurance income	1,543	1,562
Loss on derivatives and hedging activities	(1,307)	—
Other income	407	558

Other income	643	2,120

Other expense:
Salaries and benefits	5,885	5,870
General and administrative	3,399	4,303
Financing related costs	255	366

Other expense	9,539	10,539

Income (loss) before income taxes	(1,370)	2,516
Income tax (benefit) expense	(491)	1,157

Net income (loss)	$(879)	$1,359

Basic earnings (loss) per share	$(0.08)	$0.11
Diluted earnings (loss) per share	$(0.08)	$0.11

Weighted average shares used in computing basic earnings (loss) per share	11,677,264	12,191,991
Weighted average shares used in computing diluted earnings (loss) per share	11,677,264	12,267,071
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional	Stock	Accumulated Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)
Balance, December 31, 2007	12,201,304	$122	$84,429	$(7)	$(3,130)	$68,731	$150,145
Issuance of common stock	36,360	—	148	—	—	—	148
Repurchase of common stock	(333,759)	(3)	(2,380)	—	—	—	(2,383)
Exercise of stock options	46,616	—	145	—	—	—	145
Tax benefit on stock options exercised	—	—	102	—	—	—	102
Stock option compensation recognized	—	—	304	—	—	—	304
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	295,884	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	926	—	—	—	926
Net change related to cash flow hedge derivatives, net of tax	—	—	—	—	3,297	—	3,297
Net income (loss)	—	—	—	—	—	(5,230)	(5,230)

Balance, December 31, 2008	12,246,405	$122	$83,671	$(5)	$167	$63,501	$147,456
Issuance of common stock	—	—	—	—	—	—	—
Repurchase of common stock	(94,776)	(1)	(369)	—	—	—	(370)
Stock option compensation recognized	—	—	57	—	—	—	57
Restricted stock grant	464,211	5	(5)	—	—	—	—
Restricted stock compensation recognized	—	—	212	—	—	—	212
Net change related to cash flow hedge derivatives, net of tax	—	—	—	—	11	—	11
Net income (loss)	—	—	—	—	—	(879)	(879)

Balance, March 31, 2009	12,615,840	$126	$83,566	$(5)	$178	$62,622	$146,487

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(879)	$1,359
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	606	760
Stock-based compensation	402	281
Excess tax benefits from stock-based payment arrangements	—	(75)
Amortization of deferred net (gain) loss on cash flow hedge derivatives	19	(70)
Decrease in fair value of cash flow hedge derivatives	188	—
Provision for credit losses	8,748	7,006
Net deferred income taxes	(1,878)	685
Amortization of deferred initial direct costs and fees	3,541	4,337
Deferred initial direct costs and fees	(1,165)	(3,170)
Loss on equipment disposed	333	173
Effect of changes in other operating items:
Other assets	(2,066)	(8,474)
Other liabilities	3,664	4,602

Net cash provided by operating activities	11,513	7,414

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(36,280)	(75,120)
Principal collections on leases and loans	72,423	78,497
Security deposits collected, net of returns	(746)	(706)
Proceeds from the sale of equipment	1,322	1,387
Acquisitions of property and equipment	(178)	(426)
Change in restricted interest-earning deposits with banks	(5,170)	76,177

Net cash provided by investing activities	31,371	79,809

Cash flows from financing activities:
Issuances of common stock	—	2
Repurchases of common stock	(370)	(984)
Exercise of stock options	—	80
Excess tax benefits from stock-based payment arrangements	—	75
Debt issuance costs	(330)	(38)
Term securitization repayments	(57,847)	(110,690)
Secured bank facility advances	4,192	18,601
Secured bank facility repayments	(19,306)	(740)
Warehouse advances	37,938	—
Warehouse repayments	(8,433)	—
Increase in deposits	11,468	—

Net cash used by financing activities	(32,688)	(93,694)

Net increase (decrease) in total cash and cash equivalents	10,196	(6,471)
Total cash and cash equivalents, beginning of period	40,270	38,708

Total cash and cash equivalents, end of period	$50,466	$32,237

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$7,195	$10,098
Cash paid for income taxes	13	1,805
The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Organization
Description
Through its principal operating subsidiary, Marlin Leasing Corporation, Marlin Business Services Corp. provides equipment leasing and working capital solutions nationwide, primarily to small businesses in a segment of the equipment leasing market commonly referred to as the “small-ticket” segment. The Company finances over 90 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers and certain commercial and industrial equipment. Marlin Leasing Corporation is managed as a single business segment. Effective March 12, 2008, the Company also opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB currently provides diversification of the Company’s funding sources through the issuance of brokered certificates of deposit.
References to the “Company”, “we”, “us”, and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2009 and the results of operations for the three-month periods ended March 31, 2009 and 2008, and cash flows for the three-month periods ended March 31, 2009 and 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. The consolidated results of operations for the three-month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results for the respective full years. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation, including changes pursuant to the requirements of the Securities and Exchange Commission’s Regulation S-X, Article 9, applicable to bank holding companies.
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
Fee income. Fee income consists of fees for delinquent lease and loan payments, cash collected on early termination of leases and net residual income. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term.
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
Insurance income. Insurance income is recognized on an accrual basis as earned over the term of the lease. Payments that are 120 days or more past due are charged against income. Ceding commissions, losses and loss adjustment expenses are recorded in the period incurred and netted against insurance income.
Other income. Other income includes various administrative transaction fees, fees received from lease syndications and gains on sales of leases.
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
Lease residual values. A direct financing lease is recorded at the aggregate future minimum lease payments receivable plus the estimated residual value of the leased equipment, less unearned lease income. Residual values reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment. Estimates are based on industry data and management’s experience. Management performs periodic reviews of the estimated residual values recorded and any impairment, if other than temporary, is recognized in the current period.
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
Securitizations. Since inception, the Company has completed nine term note securitizations of which six have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
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
Stock-based compensation. SFAS No. 123(R), Share-Based Payments, establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees, except for equity instruments held by employee share ownership plans.
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
At March 31, 2009, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2003 through 2008 are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
Earnings (loss) per share. The Company follows SFAS No. 128, Earnings Per Share, as clarified by the requirements of FASB Staff Position No. Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method. FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period using the two-class method as required by FSP EITF 03-6-1, which includes our unvested restricted stock awards as participating securities. Diluted earnings per share is computed based on the weighted average number of common shares outstanding for the period using the two-class method, which includes our unvested restricted stock awards as participating securities, and the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, into shares of Common Stock as if those securities were exercised or converted.
In this report for the quarterly period ended March 31, 2009, the Company has retrospectively adjusted its earnings per share data to conform with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 06-3-1 resulted in an increase of approximately 1% in the weighted average number of shares used in computing basic and diluted EPS for the three-month period ended March 31, 2008. There was no impact on the number of shares used in computing basic and diluted earnings (loss) per share for the three-month period ended March 31, 2009, as the Company was in a net loss position.
NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Minimum lease payments receivable	$696,874	$752,802
Estimated residual value of equipment	50,522	51,197
Unearned lease income, net of initial direct costs and fees deferred	(108,418)	(118,390)
Security deposits	(11,419)	(12,165)
Loans, net of unamortized deferred fees and costs	10,069	12,333
Allowance for credit losses	(15,309)	(15,283)

	$622,319	$670,494

At March 31, 2009, a total of $602.6 million of minimum lease payments receivable are assigned as collateral for short-term and long-term borrowings.
Initial direct costs net of fees deferred were $18.6 million and $21.0 million as of March 31, 2009 and December 31, 2008, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At March 31, 2009 and December 31, 2008, $40.4 million and $40.5 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets were related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred, are as follows as of March 31, 2009:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)
Period Ending December 31:
2009	$235,165	$46,342
2010	231,364	36,678
2011	141,738	17,568
2012	66,161	6,422
2013	21,339	1,362
Thereafter	1,107	46

	$696,874	$108,418

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of March 31, 2009 and December 31, 2008, the Company maintained total finance receivables which were on a non-accrual basis of $8.3 million and $6.4 million, respectively. As of March 31, 2009 and December 31, 2008, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $7.8 million and $8.3 million, respectively.
NOTE 4 — Allowance for Credit Losses
Net investments in leases and loans are charged-off when they are contractually past due for 121 days based on the historical net loss rates realized by the Company.
Activity in this account is as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$15,283	$10,988

Charge-offs	(9,398)	(6,683)
Recoveries	676	763

Net charge-offs	(8,722)	(5,920)

Provision for credit losses	8,748	7,006

Allowance for credit losses, end of period	$15,309	$12,074

NOTE 5 — Other Assets
Other assets are comprised of the following:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Income taxes receivable	$2,760	$4,136
Accrued fees receivable	3,596	3,559
Deferred transaction costs	1,421	1,375
Prepaid expenses	1,338	1,990
Other	1,322	1,699

	$10,437	$12,759

NOTE 6 – Contingencies
The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 7 – Deposits
Effective March 12, 2008, the Company opened MBB. MBB currently provides diversification of the Company’s funding sources through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships. As of March 31, 2009, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2009	$24,505
2010	19,196
2011	13,384
2012	10,328
2013	5,926
Thereafter	1,514

$74,853

All time deposits are in denominations of less than $100,000. The weighted average all-in interest rate of deposits outstanding at March 31, 2009 was 3.77%.
NOTE 8 – Short-term and Long-term Borrowings
Borrowings with an original maturity of less than one year are classified as short-term borrowings. The Company’s revolving and short-term credit facilities (secured bank facility and commercial paper (“CP”) conduit warehouse facility) are classified as short-term borrowings. Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations are classified as long-term borrowings.
Scheduled principal and interest payments on outstanding borrowings as of March 31, 2009 are as follows:

	Principal	Interest (1)
	(Dollars in thousands)
Period Ending December 31,
2009	$270,162	$13,878
2010	135,811	9,748
2011	68,851	3,660
2012	23,606	763
2013	1,344	36
Thereafter	78	1

	$499,852	$28,086

(1)	Includes interest on term note securitizations only. Excludes interest on $116.3 million of short-term bank facility and CP conduit warehouse facility.
NOTE 9 — Derivative Financial Instruments
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

The following tables summarize specific information regarding the active and terminated interest-rate swap agreements described above:
For Active Agreements:

	March,	January,	December,	August,	August,
Inception Date	2008	2008	2007	2007	2006

	October,	October,	October,	October,	October,
Commencement Date	2009	2009	2009	2008	2008
		(Dollars in thousands)
Notional amount:
March 31, 2009	$25,000	$25,000	$100,000	$50,000	$50,000
December 31, 2008	$25,000	$25,000	$100,000	$50,000	$50,000
For active agreements:
Fair value recorded in other assets (liabilities)
March 31, 2009	$(802)	$(1,072)	$(4,552)	$(2,499)	$(2,791)
December 31, 2008	$(653)	$(922)	$(3,955)	$(2,823)	$(3,175)
Unrealized gain, net of tax, recorded in equity
March 31, 2009	$246	$93	$190	$—	$—
December 31, 2008	$246	$93	$190	$—	$—
For Terminated Agreements:

			August,
			2006/August,	June/September,	October/December,
Inception Date	August, 2007	August, 2006	2007	2005	2004

Commencement Date	October, 2008	October, 2008	October, 2007	September, 2006	August, 2005

Termination Date	October, 2008	September, 2008	October, 2007	September, 2006	August, 2005
			(Dollars in thousands)
Notional amount	$50,000	$50,000	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(1,717)	$(1,595)	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity:
March 31, 2009	$—	$—	$(651)	$300	$—
December 31, 2008	$—	$—	$(777)	$399	$16
Amortization recognized as increase (decrease) in interest expense:
Three months ended March 31, 2009	$—	$—	$209	$(164)	$(26)
Year ended December 31, 2008	$—	$—	$1,136	$(953)	$(354)
Expected amortization during next 12 months as increase (decrease) in interest expense	$—	$—	$610	$(428)	$—
For the three months ended March 31, 2009, the loss on derivatives and hedging activities was $1.3 million. These losses are based on the value of the derivative contracts at March 31, 2009 in a volatile market that is changing daily, and will not necessarily reflect the value at settlement.
At March 31, 2009, a total of $8.0 million of interest-earning cash is assigned as collateral for interest-rate swap agreements.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $62,000 and $53,000 as of March 31, 2009 and December 31, 2008, respectively. The notional amount of interest-rate caps owned as of March 31, 2009 and December 31, 2008 was $162.3 million and $175.8 million, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations.

The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of March 31, 2009 and December 31, 2008, the notional amount of interest-rate cap agreements sold totaled $152.2 million and $165.5 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $49,000 and $40,000 as of March 31, 2009 and December 31, 2008, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations.
In March 2006, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of SFAS No. 161 did not have an impact on the consolidated earnings, financial position or cash flows of the Company because it only amended the disclosure requirements for derivatives and hedged items.
NOTE 10 – Fair Value Measurements
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

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2009:

	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)
Assets
Interest-rate caps purchased	$—	$62	$—	$62

Liabilities
Interest-rate caps sold	—	49	—	49
Interest-rate swaps	—	11,716	—	11,716
NOTE 11 –Earnings (Loss) Per Common Share (“EPS”)
On June 16, 2008, the FASB issued FSP EITF 03-6-1, which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS using the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.
In this report for the quarterly period ended March 31, 2009, the Company has retrospectively adjusted its earnings (loss) per share data to conform with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 06-3-1 resulted in an increase of approximately 1% in the weighted average number of shares used in computing basic and diluted EPS for the three-month period ended March 31, 2008. There was no impact on the number of shares used in computing basic and diluted earnings (loss) per share for the three-month period ended March 31, 2009, as the Company was in a net loss position.
The following table provides net income (loss) and shares used in computing basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per-share data)
Net income (loss)	$(879)	$1,359

Weighted average common shares outstanding	11,677,264	12,033,523
Add: Unvested restricted stock awards considered participating securities	—	158,468

Adjusted weighted average common shares used in computing basic EPS	11,677,264	12,191,991
Add: Effect of dilutive stock options	—	75,080

Adjusted weighted average common shares used in computing diluted EPS	11,677,264	12,267,071

Net earnings (loss) per common share:
Basic	$(0.08)	$0.11

Diluted	$(0.08)	$0.11

For the three-month periods ended March 31, 2009 and March 31, 2008, options to purchase 764,202 and 596,963 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.
When computing loss per share, all potential common shares, including stock options and restricted stock, are anti-dilutive to the loss per common share calculation. Therefore, for the three-month period ended March 31, 2009, the effect of 728,170 unvested restricted stock awards considered participating securities were excluded from the adjusted weighted average common shares used in computing basic and diluted EPS, and an additional 6,834 potential common shares from stock options were excluded from the calculation of diluted EPS.

NOTE 12 — Comprehensive Income (Loss)
The following table details the components of comprehensive income (loss):

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Net income (loss), as reported	$(879)	$1,359

Other comprehensive income (loss):
Changes in fair values of cash flow hedge derivatives	—	(5,352)
Amortization of net deferred gain on cash flow hedge derivatives	19	(70)
Tax effect	(8)	2,150

Total other comprehensive income (loss)	11	(3,272)

Comprehensive income (loss)	$(868)	$(1,913)

NOTE 13 – Stockholders’ Equity
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
The Company purchased 88,894 shares of its common stock for $346,762 during the quarter ended March 31, 2009. At March 31, 2009, the Company had $10.7 million remaining in its stock repurchase plan authorized by the Board. In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 5,882 shares repurchased pursuant to the 2003 Plan during the first quarter of 2009, at an average cost of $3.90.
Regulatory Capital Requirements
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008.  MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base.
On December 31, 2008, Marlin Business Services Corp. received approval from the Federal Reserve Bank of San Francisco (“FRB”) to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank. On January 13, 2009, MBB received approval from the FRB to become a member of the Federal Reserve System.
On January 13, 2009, MBB converted from an industrial bank to a commercial bank chartered and supervised by the State of Utah and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In connection with the conversion of MBB to a commercial bank, Marlin Business Services Corp. became a bank holding company on January 13, 2009. On January 20, 2009, MBB submitted a modification request to the FDIC related to an outstanding Order that restricts the growth of MBB during its first three years of operations. At this time, we are awaiting a final ruling from the FDIC on the modification request. Until we receive the FDIC’s final decision, we do not expect to have clear visibility on our overall funding options.
MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing

Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company will provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at March 31, 2009 was $13.9 million, which met all capital requirements to which MBB is subject and qualified for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At March 31, 2009 Marlin Business Services Corp. also exceeded its regulatory capital requirements and is considered “well-capitalized” as defined by banking regulations.
The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at March 31, 2009.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
			(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	19.30%	$146,309	4%	$30,319	5%		$37,899
Marlin Business Bank	16.34%	$13,874	5%	$4,244	5%		$4,244
Tier 1 Risk-based Capital
Marlin Business Services Corp.	21.60%	$146,309	4%	$27,092	6%		$40,638
Marlin Business Bank	16.39%	$13,874	6%	$5,078	6%		$5,078
Total Risk-based Capital
Marlin Business Services Corp.	22.86%	$154,854	8%	$54,184	10%		$67,730
Marlin Business Bank	17.47%	$14,787	15%	$12,696	10	%(1)	$8,464

(1)	MBB is required to maintain “well-capitalized” status. In addition, MBB must maintain a total risk-based capital ratio greater than 15%.
Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure. Adequately capitalized institutions include depository institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.
Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately capitalized but not well-capitalized cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.
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
Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at March 31, 2009 was $13.9 million, which qualifies for “well capitalized” status. We are seeking to modify the Order issued when MBB became an industrial bank to eliminate certain inconsistencies between the Order and the Federal Reserve Bank of San Francisco’s approval of MBB as a commercial bank, specifically those that restrict the growth of the bank during its first three years of operations.
NOTE 14 — Stock-Based Compensation
Under the terms of the 2003 Plan, employees, certain consultants and advisors, and non-employee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants was increased from 2,100,000 to 3,300,000 at the annual meeting of shareholders on May 22, 2008. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 553,999 shares available for future grants under the 2003 Plan as of March 31, 2009.
Total stock-based compensation expense was $402,000 and $281,000 for the three-month periods ended March 31, 2009 and March 31, 2008, respectively. There were no excess tax benefits from stock-based payment arrangements for the three-month period ended March 31, 2009. Excess tax benefits decreased cash provided by operating activities and increased cash provided by financing activities by $75,000 for the three-month period ended March 31, 2008.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of March 31, 2009.
The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
There were no stock options granted during the three-month period ended March 31, 2009. The fair value of each stock option granted during the three-month period ended March 31, 2008 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the three-month period ended March 31, 2008 was $3.35.

The following weighted average assumptions were used for valuing option grants made during the three-month periods ended March 31, 2009 and March 31, 2008:

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	n/a	2.36%
Expected life (years)	n/a	5.2 years
Expected volatility	n/a	35%
Expected dividends	n/a	—
The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted represents the period each option is expected to be outstanding and was determined by applying the simplified method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) due to the limited period of time the Company’s shares have been publicly traded. The expected volatility was determined using historical volatilities based on historical stock prices. The Company does not grant dividends, and therefore did not assume expected dividends.
A summary of option activity for the three months ended March 31, 2009 follows:

		Weighted
		Average
	Shares	Exercise Price
Options
Outstanding at January 1, 2009	885,459	$12.32
Granted	—	—
Exercised	—	—
Forfeited	(35,964)	18.59
Expired	—	—

Outstanding at March 31, 2009	849,495	12.05

During the three-month periods ended March 31, 2009 and March 31, 2008, the Company recognized total compensation expense related to options of $101,000 and $104,000, respectively.
There were no stock options exercised for the three-month period ended March 31, 2009. The total pretax intrinsic value of stock options exercised was $189,000 for the three-month period ended March 31, 2008. The related tax benefits realized from the exercise of stock options for the three-month period ended March 31, 2008 was $75,000.
The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2009:

Options Outstanding					Options Exercisable
		Weighted		Aggregate				Aggregate
		Average	Weighted	Intrinsic		Weighted	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Average Remaining	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(In thousands)	Exercisable	Life (Years)	Exercise Price	(In thousands)
$3.39	101,770	3.0	$3.39	$57	101,770	3.0	$3.39	$57
$4.23 – 5.01	58,641	1.0	4.34	—	58,641	1.0	4.34	—
$7.61 – 10.18	356,822	5.0	9.53	—	128,852	3.2	10.06	—
$14.00 – 16.02	78,571	4.9	14.89	—	64,329	4.9	14.74	—
$17.52 – 22.23	253,691	4.2	19.98	—	141,992	4.0	19.26	—

	849,495	4.2	12.05	$57	495,584	3.3	11.26	$57

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.95 as of March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2009, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $532,000 and the weighted average period over which these awards are expected to be recognized was 1.5 years, based on the most probable performance assumptions as of March 31, 2009. In the event maximum performance targets are achieved, an additional $1.1 million of compensation cost would be recognized over a weighted average period of 2.1 years.
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
Of the total restricted stock awards granted during the three-month period ended March 31, 2009, 34,300 shares may be subject to accelerated vesting based on performance factors; 344,071 shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of March 31, 2009.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.
The following table summarizes the activity of the non-vested restricted stock during the three months ended March 31, 2009:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2009	503,914	$11.29
Granted	476,483	4.40
Vested	(15,599)	12.39
Forfeited	(12,372)	6.30

Non-vested restricted stock at March 31, 2009	952,426	7.89

During the three-month periods ended March 31, 2009 and March 31, 2008, the Company granted restricted stock awards with grant date fair values totaling $2.1 million and $385,000, respectively.
As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $301,000 and $177,000 of compensation expense related to restricted stock for the three-month periods ended March 31, 2009 and March 31, 2008, respectively.
As of March 31, 2009, there was $5.4 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.3 years, based on the most probable performance assumptions as of March 31, 2009. In the event maximum performance targets are achieved, an additional $791,000 of compensation cost would be recognized over a weighted average period of 0.6 years.
There were 15,599 shares that vested during the three-month period ended March 31, 2009. The fair value of shares that vested during the three-month period ended March 31, 2009 was $61,000.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.
FORWARD-LOOKING STATEMENTS
Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges; (e) our understanding of our competition; and (f) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company’s control, including, without limitation:
-	availability, terms and deployment of funding and capital;

-	general volatility of the securitization and capital markets;

-	changes in our industry, interest rates or the general economy;

-	changes in our business strategy;

-	the degree and nature of our competition;

-	availability and retention of qualified personnel; and

-	the factors set forth in the section captioned “Risk Factors” in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.
Overview
We are a nationwide provider of equipment financing and working capital solutions, primarily to small businesses. We finance over 90 categories of commercial equipment important to our end user customers including copiers, certain commercial and industrial equipment, security systems, computers and telecommunications equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a much lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2009, our lease portfolio consisted of approximately 111,000 accounts with an average original term of 48 months and average original transaction size of approximately $10,900.
Since our founding in 1997, we have grown to $765.0 million in total assets at March 31, 2009. Our assets are substantially comprised of our net investment in leases and loans which totaled $622.3 million at March 31, 2009.
Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a financial services company, we continue to be impacted by the challenging economic environment. As a result, we have proactively lowered expenses in the first quarter of 2009, including reducing our workforce by 17% and closing our two smallest satellite sales offices (Chicago and Utah).  A total of 49 employees company-wide were affected as a result of the staff reductions in the first quarter of 2009.  We incurred pretax severance costs in the three months ended March 31, 2009 of approximately $500,000 related to the staff reductions.  The total annualized pretax salary cost savings that are expected to result from the reductions are estimated to be approximately $2.3 million.
During the second quarter of 2009 we announced a further workforce reduction of 23%, or 53 employees company-wide, including the closure of our Denver satellite office. We expect to incur pretax severance costs in the three months ended June 30, 2009 of approximately $700,000 related to these staff reductions.  The total annualized pretax salary cost savings that are expected to result from these reductions are estimated to be approximately $2.8 million. Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.
On March 20, 2007, the Federal Deposit Insurance Corporation (“FDIC”) approved the application of our wholly-owned subsidiary, Marlin Business Bank (“MBB”), to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008.  MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base.
On December 31, 2008, MBB received approval from the Federal Reserve Bank of San Francisco to (i) convert from an industrial bank to a state-chartered commercial bank and (ii) become a member of the Federal Reserve System. In addition, on December 31, 2008, Marlin Business Services Corp. received approval to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank.
On January 13, 2009, MBB converted from an industrial bank to a commercial bank chartered and supervised by the State of Utah and the Federal Reserve Board. In connection with the conversion of MBB to a commercial bank, Marlin Business Services Corp. became a bank holding company on January 13, 2009.
We generally reach our lessees through a network of independent equipment dealers and lease brokers. The number of dealers and brokers that we conduct business with depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	Three Months
	Ended
	March 31,	As of or For the Year Ended December 31,
	2009	2008	2007	2006	2005	2004
Number of sales account executives	58	86	118	100	103	100
Number of originating sources(1)	692	1,014	1,246	1,295	1,295	1,244

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended March 31, 2009, our annualized net credit losses were 5.40% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio.
Our leases are classified under generally accepted accounting principles in the United States of America (“GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 73.4% of our lease portfolio at March 31, 2009 amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate financing sources consist of a short-term bank facility and a commercial paper (“CP”) conduit warehouse facility. We issue fixed-rate term debt through the asset-backed securitization market. Typically, leases are funded through variable-rate borrowings until they are refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of March 31, 2009, $383.5 million, or 76.7%, of our borrowings were fixed-rate term note securitizations.

In addition, since its opening on March 12, 2008, MBB provides diversification of the Company’s funding sources through the issuance of FDIC insured certificates of deposit raised nationally through various brokered deposit relationships.
Since we initially finance our fixed-rate leases with variable-rate financing, our earnings are exposed to interest rate risk should interest rates rise before we complete our fixed-rate term note securitizations. We generally benefit in times of falling and low interest rates. We are also dependent upon obtaining future financing to refinance our warehouse lines of credit in order to grow our lease portfolio. We have historically completed a fixed-rate term note securitization approximately once a year. Due to the impact on interest rates from unfavorable market conditions and the available capacity in our warehouse facilities at the time, the Company elected not to complete a fixed-rate term note securitization in 2008. Failure to obtain such financing, or other alternate financing, may significantly restrict our growth and future financial performance.
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
Fee income consists of fees for delinquent lease and loan payments, cash collected on early termination of leases and net residual income. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term.
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
Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolios, bankruptcy laws, and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the degree we add new leases and loans to our portfolios, or to the degree credit quality is worse than expected, we record expense to increase the allowance for credit losses for the estimated net losses inherent in our portfolios. Actual losses may vary from current estimates.
Securitizations. Since inception, we have completed nine term note securitizations of which six have been repaid. In connection with each transaction, we established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125, our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.
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
Stock-based compensation cost is measured at grant date, based on the fair value of the awards ultimately expected to vest. Compensation cost is recognized on a straight-line basis over the service period for all awards granted subsequent to the Company’s adoption of SFAS No. 123(R) on January 1, 2006, as well as for the unvested portions of awards outstanding as of the Company’s adoption of SFAS No. 123(R).
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
At March 31, 2009, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2003 through 2008 are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended March 31, 2009 and 2008
Net income. A net loss of $879,000 was reported for the three-month period ended March 31, 2009, resulting in a diluted loss per share of $0.08. This net loss includes an after-tax charge of approximately $791,000 due to the loss on derivatives and hedging activities. Excluding this after-tax charge, the net loss for the three-month period ended March 31, 2009 would have been $88,000, a decrease of $1.5 million, compared to $1.4 million of net income for the three-month period ended March 31, 2008. Diluted loss per share excluding this after-tax charge would have been $0.01 for the three-month period ended March 31, 2009, compared to $0.11 for the three-month period ended March 31, 2008. The exclusion of the loss on derivatives and hedging activities removes the volatility resulting from derivatives activities subsequent to discontinuing hedge accounting in July 2008.
Excluding the after-tax loss on hedging activities identified above, returns on average assets were a net loss of 0.05% for the three-month period ended March 31, 2009, compared to net income of 0.60% for the three-month period ended March 31, 2008. On the same basis, returns on average equity were a net loss of 0.24% for the three-month period ended March 31, 2009, compared to net income of 3.66% for the three-month period ended March 31 2008.
Also included in the net loss for the three-month period ended March 31, 2009 was an after-tax charge of approximately $300,000, representing severance costs related to a 17% workforce reduction in the first quarter of 2009.
The provision for credit losses increased $1.7 million, or 24.3%, to $8.7 million for the three-month period ended March 31, 2009 from $7.0 million for the same period in 2008. During the three months ended March 31, 2009, net interest and fee income decreased $1.7 million, primarily due to the combination of a 13.4% decrease in average total finance receivables partially offset by a 46 basis point increase in overall net interest and fee margin.
During the three months ended March 31, 2009, we generated 3,811 new leases with a cost of $36.3 million compared to 6,836 new leases with a cost of $70.6 million generated for the three months ended March 31, 2008. The reduction in volume was primarily due to our decision to lower approval rates in response to economic conditions. Overall, our average net investment in total finance receivables at March 31, 2009 decreased 13.4% to $645.6 million compared to $745.2 million at March 31, 2008.
Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense, and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2009 and March 31, 2008.

	Three Months Ended March 31,
	2009			2008
	(Dollars in thousands)
	Average(1)		Average	Average(1)		Average
	Balance	Interest	Yields/Rates(2)	Balance	Interest	Yields/Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$36,858	$58	0.62%	$37,293	$279	2.99%
Restricted interest-earning deposits with banks	48,871	141	1.16	96,593	929	3.85
Net investment in leases(3)	634,314	18,540	11.69	729,950	21,279	11.66
Loans receivable(3)	11,256	333	11.84	15,225	466	12.25

Total interest-earning assets	731,299	19,072	10.43	879,061	22,953	10.44

Non-interest-earning assets:
Cash and due from banks	1,650			351
Property and equipment, net	2,954			3,340
Property tax receivables	2,553			1,781
Other assets(4)	12,218			24,114

Total non-interest-earning assets	19,375			29,586

Total assets	$750,674			$908,647

Interest-bearing liabilities:
Short-term borrowings(5)	$107,969	$1,165	4.32%	$5,445	$102	7.46%
Long-term borrowings(5)	392,441	6,019	6.13	716,705	10,145	5.66
Deposits	67,239	648	3.86	—	—	—

Total interest-bearing liabilities	567,649	7,832	5.52	722,150	10,247	5.68

Non-interest-bearing liabilities:
Fair value of cash flow hedge derivatives	10,984			8,418
Sales and property taxes payable	5,497			6,108
Accounts payable and accrued expenses	3,655			8,950
Net deferred income tax liability	15,696			14,672

Total non-interest-bearing liabilities	35,832			38,148

Total liabilities	603,481			760,298

Stockholders’ equity	147,193			148,349

Total liabilities and stockholders’ equity	$750,674			$908,647

Net interest income		$11,240			$12,706
Interest rate spread(6)			4.91%			4.77%
Net interest margin(7)			6.15%			5.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.83%			121.73%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(4)	Includes operating leases.

(5)	Includes effect of transaction costs.

(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended March 31, 2009 Compared To Three Months
	Ended March 31, 2008
	Increase (Decrease) Due To:
	(Dollars in thousands)
	Volume(1)	Rate(1)	Total
Interest income:
Interest-earning deposits with banks	$(3)	$(218)	$(221)
Restricted interest-earning deposits with banks	(326)	(462)	(788)
Net investment in leases	(2,795)	56	(2,739)
Loans receivable	(118)	(15)	(133)
Total interest income	(3,854)	(27)	(3,881)

Interest expense:
Short-term borrowings	1,124	(61)	1,063
Long-term borrowings	(4,913)	787	(4,126)
Deposits	648	—	648
Total interest expense	(2,139)	(276)	(2,415)

Net interest income	(2,234)	768	(1,466)

(1)	Changes due to volume and rate are calculated independently for each line item presented. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the three-month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Interest income	$19,072	$22,953
Fee income	5,034	5,235

Interest and fee income	24,106	28,188
Interest expense	7,832	10,247

Net interest and fee income	$16,274	$17,941

Average total finance receivables (1)	$645,570	$745,175

Percent of average total finance receivables:
Interest income	11.82%	12.32%
Fee income	3.12	2.81

Interest and fee income	14.94	15.13
Interest expense	4.86	5.50

Net interest and fee margin	10.08%	9.63%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.
Net interest and fee income decreased $1.6 million, or 8.9%, to $16.3 million for the three months ended March 31, 2009 from $17.9 million for the three months ended March 31, 2008. The annualized net interest and fee margin increased 45 basis points to 10.08% in the three-month period ended March 31, 2009 from 9.63% for the same period in 2008.

Interest income, net of amortized initial direct costs and fees, decreased $3.9 million, or 17.0%, to $19.1 million for the three-month period ended March 31, 2009 from $23.0 million for the three-month period ended March 31, 2008. The decrease in interest income was due principally to a 50 basis point decrease in average yield, combined with a 13.4% decrease in average total finance receivables, which decreased $99.6 million to $645.6 million at March 31, 2009 from $745.2 million at March 31, 2008. The decrease in average yield is primarily due to lower earnings on invested cash balances. The weighted average implicit interest rate on new finance receivables originated increased 111 basis points to 14.40% for the three-month period ended March 31, 2009 compared to 13.29% for the three-month period ended March 31, 2008.
Fee income decreased $201,000, or 3.9%, to $5.0 million for the three-month period ended March 31, 2009 from $5.2 million for the three-month period ended March 31, 2008. Fee income included approximately $1.4 million of net residual income for the three-month period ended March 31, 2009 compared to $1.5 million for the three-month period ended March 31, 2008. Fee income also included approximately $3.3 million in late fee income for each of the three-month periods ended March 31, 2009 and March 31, 2008.
Fee income, as an annualized percentage of average total finance receivables, increased 31 basis points to 3.12% for the three-month period ended March 31, 2009 from 2.81% for the same period in 2008. Late fees remained the largest component of fee income at 2.06% as a percentage of average total finance receivables for the three-month period ended March 31, 2009 compared to 1.82% for the three-month period ended March 31, 2008. As a percentage of average total finance receivables, net residual income was 0.89% as a percentage of average total finance receivables for the three-month period ended March 31, 2009 compared to 0.82% for the three-month period ended March 31, 2008.
Interest expense decreased $2.4 million to $7.8 million for the three-month period ended March 31, 2009 from $10.2 million for the three-month period ended March 31, 2008. The decrease was primarily due to lower average total finance receivables combined with a shift in mix from long-term borrowings to less expensive short-term borrowings and deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 64 basis points to 4.86% for the three-month period ended March 31, 2009, from 5.50% for the same period in 2008.
Interest expense on short-term and long-term borrowings, as an annualized percentage of weighted average borrowings, was 5.74% for the quarter ended March 31, 2009 compared to 5.68% for the same period in 2008. The lower cost reflects a shift in mix between fixed-rate term securitizations and variable-rate facilities, partially offset by the sequentially increasing cost of the term securitizations. The average balance for our warehouse facilities was $108.0 million for the three months ended March 31, 2009 compared to $5.4 million for the same period ended March 31, 2008. The average total borrowing cost for our warehouse facilities was 4.32% for the quarter ended March 31, 2009, compared to 7.46% for the same period in 2008. The decreased cost was due to lower interest rates, combined with the declining impact of transaction costs on a larger outstanding balance.
Interest costs on our term securitization borrowings issued in August 2005, September 2006 and October 2008 increased over those issued in 2004 due to the higher interest rate environment. The coupon rate on the October 2007 securitization also reflects higher credit spreads due to general tightening of credit caused by stress and volatility in the financial markets. Our term securitizations also include multiple classes of fixed-rate notes with the shorter term, lower coupon classes amortizing (maturing) faster then the longer term higher coupon classes. This causes the blended interest expenses related to these borrowings to change and generally increase over the terms of the borrowings. For the three months ended March 31, 2009, average term securitization borrowings outstanding were $392.4 million at a weighted average coupon of 5.87% compared to $716.7 million at a weighted average coupon of 5.43% for the same period in 2008.
The opening of our wholly-owned subsidiary, Marlin Business Bank, on March 12, 2008 provides an additional funding source. Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market. Interest expense on deposits was $0.6 million, or 3.86% as a percentage of weighted average deposits, for the three-month period ended March 31, 2009. The average balance of deposits was $67.2 million for the three-month period ended March 31, 2009.
Insurance income. Insurance income remained stable at approximately $1.5 million for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008.
Other income. Other income decreased $151,000 to $407,000 for the three-month period ended March 31, 2009 from $558,000 for the three-month period ended March 31, 2008, primarily due to the impact of lower transaction volumes.
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
For the three months ended March 31, 2009, the loss on derivatives and hedging activities was $1.3 million. These losses are based on the value of the derivative contracts at March 31, 2009 in a volatile market that is changing daily, and will not necessarily reflect the value at settlement.
Salaries and benefits expense. Salaries and benefits expense remained stable at $5.9 million for each of the three-month periods ended March 31, 2009 and March 31, 2008. Reduced capitalized costs as a result of lower origination volumes and the costs associated with the staff reduction initiative discussed below were offset by reduced headcount levels. Salaries and benefits expense, as a percentage of average total finance receivables, were 3.65% for the three-month period ended March 31, 2009 compared with 3.15% for the same period in 2008.
Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a financial services company, we continue to be impacted by the challenging economic environment in 2009. As a result, we have proactively lowered expenses in the first quarter of 2009, including reducing our workforce by 17% and closing our two smallest satellite sales offices (Chicago and Utah).  A total of 49 employees company-wide were affected as a result of the staff reductions in the first quarter of 2009.  We incurred pretax severance costs in the three months ended March 31, 2009 of approximately $500,000 related to the staff reductions.  The total annualized pretax salary cost savings that are expected to result from the reductions are estimated to be approximately $2.3 million. Total personnel decreased to 230 at March 31, 2009 from 354 at March 31, 2008.
During the second quarter of 2009 we announced a further workforce reduction of 23%, or 53 employees company-wide, including the closure of our Denver satellite office. We expect to incur pretax severance costs in the three months ended June 30, 2009 of approximately $700,000 related to these staff reductions.  The total annualized pretax salary cost savings that are expected to result from these reductions are estimated to be approximately $2.8 million. Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.
General and administrative expense. General and administrative expense decreased $904,000, or 21.0%, to $3.4 million for the three months ended March 31, 2009 from $4.3 million for the same period in 2008. General and administrative expense as an annualized percentage of average total finance receivables was 2.11% for the three-month period ended March 31, 2009, compared to 2.31% for the three-month period ended March 31, 2008. Selected major components of general and administrative expense for the three-month period ended March 31, 2009 include $786,000 of premises and occupancy expense, $298,000 of audit and tax expense, $221,000 of data processing expense and $68,000 of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended March 31, 2008 include $900,000 of premises and occupancy expense, $358,000 of audit and tax expense, $286,000 of data processing expense, and $608,000 of marketing expense.
Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs decreased $111,000 to $255,000 for the three-month period ended March 31, 2009 compared to $366,000 for the same period in 2008, primarily due to decreased bank commitment fees.
Provision for credit losses. The provision for credit losses increased $1.7 million, or 24.3%, to $8.7 million for the three-month period ended March 31, 2009 from $7.0 million for the same period in 2008. The increase in the provision for credit losses was primarily the result of higher net charge-offs. Net charge-offs were $8.7 million for the three-month period ended March 31, 2009, compared to $5.9 million for the same period in 2008. Net charge-offs as a percentage of average total finance receivables increased to 5.40% during the three-month period ended March 31, 2009, from 3.18% for the same period in 2008. The allowance for credit losses increased to approximately $15.3 million at March 31, 2009, an increase of $3.2 million from $12.1 million at March 31, 2008.
Unfavorable economic trends have most significantly impacted the performance of rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. Though these industries comprised approximately 11% of the total portfolio at March 31, 2009, approximately 22% of the charge-off activity related to these industries. Throughout 2007 and 2008, Marlin increased collection activities and strengthened underwriting criteria for these industries.

Provision for income taxes. An income tax benefit of $491,000 was recorded for the three-month period ended March 31, 2009, compared to a provision of $1.2 million for the same period in 2008. The change is primarily attributable to the pretax loss recorded for the three-month period ended March 31, 2009. Our effective tax rate, which is a combination of federal and state income tax rates, was 35.8% for the three-month period ended March 31, 2009, and 46% for the three-month period ended March 31, 2008. The effective tax rate for the three-month period ended March 31, 2008 included additional expense of $179,000 related to a true-up of our deferred tax accounts.
FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans declined $48.2 million, or 7.2%, to $622.3 million at March 31, 2009, from $670.5 million at December 31, 2008. The Company is responding to current economic conditions with more restrictive credit standards. The Company’s leases are generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”
The chart below provides our asset quality statistics for the three-month periods ended March 31, 2009 and 2008, and the year ended December 31, 2008:

			Year Ended
	Three Months Ended March 31,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$15,283	$10,988	$10,988

Charge-offs	(9,398)	(6,683)	(30,231)
Recoveries	676	763	3,032

Net charge-offs	(8,722)	(5,920)	(27,199)

Provision for credit losses	8,748	7,006	31,494

Allowance for credit losses, end of period(1)	$15,309	$12,074	$15,283

Annualized net charge-offs to average total finance receivables (2)	5.40%	3.18%	3.80%
Allowance for credit losses to total finance receivables, end of period (2)	2.47%	1.63%	2.30%

Average total finance receivables (2)	$645,570	$745,175	$715,649
Total finance receivables, end of period (2)	$618,988	$739,393	$664,761

Delinquencies greater than 60 days past due	$16,824	$9,527	$12,203
Delinquencies greater than 60 days past due (3)	2.38%	1.10%	1.59%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	91.00%	126.73%	125.24%

Non-accrual leases and loans, end of period	$8,263	$3,940	$6,380
Renegotiated leases and loans, end of period	$7,751	$7,607	$8,256
Accruing leases and loans past due 90 days or more	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$114	$66	$711
Interest income excluded on non-accrual leases and loans(5)	$199	$108	$525

(1)	The allowance for credit losses allocated to loans at March 31, 2009, March 31, 2008 and December 31, 2008, was $909,000, $312,000 and $881,000, respectively.

(2)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.

(3)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans and factoring receivables.

(4)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.

(5)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Net investments in finance receivables are charged-off when they are contractually past due for 121 days and are reported net of recoveries. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.
Net charge-offs for the three months ended March 31, 2009 were $8.7 million, or 5.40% of average total finance receivables, compared to $8.4 million, or 4.94% of average total finance receivables, for the three months ended December 31, 2008. Net charge-offs for the three months ended March 31, 2008 were $5.9 million, or 3.18% of average total finance receivables. Approximately two-thirds of the 2.22% increase from the first quarter of 2008 was related to the $2.8 million increase in net charge-offs, and approximately one-third of the increase was due to the impact on the calculation of the decrease in average total finance receivables. The increase in net charge-offs during the first three months of 2009 compared to prior periods is primarily due to continued worsening general economic trends.
The Company’s net charge-offs began increasing during 2007, primarily due to worsening general economic trends from the favorable experience of 2006. These trends have continued to worsen during 2008 and 2009. The economic environment has most significantly impacted the performance of interest rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. Though these industries comprised approximately 11% of the total portfolio at March 31, 2009, approximately 22% of the charge-off activity for the three months ended March 31, 2009 related to these industries. During 2007 and 2008, the Company increased collections activities and strengthened underwriting criteria for these industries and for the geographical areas most affected by these industries, specifically California and Florida. These trends continue to be closely monitored. In addition, during 2009 the Company discontinued substantially all origination activity from indirect origination channels, due to the higher credit risk associated with these channels.
Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables) increased to 2.38% at March 31, 2009 from 1.59% at December 31, 2008 and 1.41% at September 30, 2008. Worsening general economic trends have resulted in increased delinquencies, as discussed above. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.
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
RESIDUAL PERFORMANCE
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. Based on the minimum lease payments receivable as of March 31, 2009, approximately 73% of our leases were one dollar purchase option leases, 23% were fair market value leases and 4% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of March 31, 2009, there were $50.5 million of residual assets retained on our Consolidated Balance Sheet, of which $40.4 million, or 79.9%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of March 31, 2009 and December 31, 2008, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the three months ended March 31, 2009, renewal income net of depreciation totaled $1.8 million compared to $1.7 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, net losses on residual values disposed at end of term totaled $333,000 compared to net losses of $173,000 for the three months ended March 31, 2008. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the term.
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

We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third-party financing to fund our operations:
•	borrowings under a revolving or short-term bank facility;

•	financing of leases and loans in CP conduit warehouse facilities;

•	financing of leases through term note securitizations; and

•	equity and debt securities with third-party investors.
The opening of our wholly-owned subsidiary, Marlin Business Bank (MBB), provides an additional funding source. MBB has the ability to raise FDIC-insured deposits via the brokered certificates of deposit market.
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008.  MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base. From its opening to March 31, 2009, MBB has funded $93.7 million of leases and loans through its initial capitalization of $12 million and its issuance of $78.1 million in FDIC insured deposits at an average borrowing rate of 4.06%.
On December 31, 2008, Marlin Business Services Corp. received approval from the Federal Reserve Bank of San Francisco (“FRB”) to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank. On January 13, 2009, MBB received approval from the FRB to become a member of the Federal Reserve System.
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
MBB has requested a modification to the FDIC Order to eliminate the inconsistencies that restrict the growth of the bank during its first three years of operations. The modification request is under review by the FDIC, but the FDIC has not provided a timeline as to when a final decision may be expected. At this time, we are awaiting a final ruling from the FDIC on the modification request. Until we receive the FDIC’s final decision, we do not expect to have clear visibility on our overall funding options. If the FDIC approves the modification request, then the Company intends to inject additional capital into MBB and begin executing the business plan approved by the FRB.
Pursuant to the FDIC Order, subject to regulatory and safety and soundness considerations, MBB was permitted to have total assets of $104 million in its second year of operation (March 2009 to March 2010) and $128 million in its third year. As a result, MBB is expected to provide up to $90 million in funding for the assets in its second year of operations, and up to $105 million in its third year. The asset limit would increase if the FDIC approves the modification request.
New originations, other than those originated by MBB, have generally been funded in the short-term with cash from operations or through borrowings under our revolving bank facility or our CP conduit warehouse facility. Historically, we have executed a term note securitization approximately once a year to refinance and relieve the bank revolver and CP conduit warehouse facility. Due to the impact on borrowing costs from unfavorable market conditions and the available capacity in our warehouse facilities at that time, the Company elected not to complete a fixed-rate term note securitization in 2008. As of March 31, 2009, we had $116.3 million in borrowings outstanding under our bank and CP conduit warehouse facilities and no available borrowing capacity in either facility. The CP conduit facility had a termination date of March 15, 2009, and was subsequently amended to terminate on March 30, 2010. Borrowings under the CP conduit facility are currently being amortized. The revolving bank facility had a termination date of March 31, 2009, and was subsequently amended to a short-term borrowing facility scheduled to terminate on June 29, 2009. Borrowings under the short-term bank facility are currently being amortized. Our debt to equity ratio was 3.92:1 at March 31, 2009 and 4.11:1 at December 31, 2008.
Net cash provided by investing activities was $31.4 million for the three-month period ended March 31, 2009, compared to net cash provided by investing activities of $79.8 million for the three-month period ended March 31, 2008. Investing activities primarily relate to lease origination activity and restricted interest-earning deposits with banks.

Net cash used by financing activities was $32.7 million for the three-month period ended March 31, 2009, compared to net cash used by financing activities of $93.7 million for the three-month period ended March 31, 2008. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $11.5 million for the three-month period ended March 31, 2009, compared to net cash provided by operating activities of $7.4 million for the three-month period ended March 31, 2008.
We expect cash from operations, additional borrowings on existing and future credit facilities, funds from brokered certificates of deposit and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Total Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We have traditionally funded our originations and growth using advances under our revolving bank facility, our CP conduit warehouse facility and brokered certificates of deposit. Total cash and cash equivalents available as of March 31, 2009 was $50.5 million compared to $40.3 million at December 31, 2008.
As of March 31, 2009, we also had $71.4 million of cash that was classified as restricted interest-earning deposits with banks, compared to $66.2 million at December 31, 2008. Restricted interest-earning deposits with banks consists primarily of the pre-funding cash reserve, and advance payment accounts related to our term note securitizations.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving or short-term credit facilities and long-term debt consist of the following:

	For the Three Months Ended March 31, 2009				As of March 31, 2009
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
			(Dollars in thousands)
Revolving or short-term bank facility(1)	$ n/a	$16,839	$14,129	2.13%	$4,934	2.16%	$—

CP conduit warehouse facility(1)	n/a	111,380	93,840	4.52%	111,380	5.41%	—

Term note securitizations(2)	—	419,167	392,441	5.87%	383,538	5.72%	—

	$—		$500,410	5.51%	$499,852	5.62%	$—

(1)	Subject to lease or loan eligibility and borrowing base formula.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Revolving Bank Facility/Short-term Bank Facility
As of December 31, 2008, the Company had a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings. The revolving bank facility had a termination date of March 31, 2009, and was subsequently amended to a short-term borrowing facility scheduled to terminate on June 29, 2009. Additional terms of the credit facility were amended to (1) reduce the facility amount to the outstanding balance of $4.9 million, (2) revise the LIBOR margin to 2.25%, (3) add a loan rate floor of 6.0%, and (3) revise the borrowing base calculation. There was $4.9 million outstanding under this facility at March 31, 2009 and $20.0 million outstanding at December 31, 2008. There is no additional borrowing capacity under this facility. For the three months ended March 31, 2009 and the year ended December 31, 2008, the Company incurred commitment fees on the unused portion of the credit facility of $39,000 and $138,000, respectively.

CP Conduit Warehouse Facility
02-A Warehouse Facility —We have a CP conduit warehouse facility that, until March 31, 2009, allowed us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transferred pools of leases and interests in the related equipment to special purpose, bankruptcy remote subsidiaries. These special purpose entities in turn pledged their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issued commercial paper to investors. The warehouse facility allowed the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issued variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period.
This facility was scheduled to expire in March 2009, and was amended to (1) extend the termination date to March 30, 2010, (2) convert the facility from a revolving facility to an amortizing facility, and (3) revise the interest rate margin and fees. There were $111.4 million of outstanding borrowings under this facility at March 31, 2009 and there were $81.9 million of borrowings outstanding under this facility at December 31, 2008. There is no additional borrowing capacity under this facility. For the three months ended March 31, 2009, the weighted average interest rate was 4.52%. For the year ended December 31, 2008, the weighted average interest rate was 5.37%.
The facility requires that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest-rate cap agreements.
Term Note Securitizations
Since our founding through March 31, 2009, we have completed nine on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned, special purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facility primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and because the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. At March 31, 2009 and at December 31, 2008, outstanding term securitizations amounted to $383.5 million and $441.4 million, respectively.
Financial Covenants
Under the short-term bank facility, CP conduit warehouse facility and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions. Some of the critical financial and credit quality covenants under our borrowing arrangements as of March 31, 2009 include:

	Actual(1)	Requirement
Tangible net worth minimum	$146.5 million	$92.2 million
Debt-to-equity ratio maximum	4.13 to 1	10 to 1
Four-quarter rolling average interest coverage ratio minimum	1.71 to 1	1.50 to 1
Minimum quarterly net income (loss) — adjusted	$(88,000)	$(100,000)

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.
A change in the Chief Executive Officer or Chief Operating Officer is an event of default under the short-term bank facility and CP conduit warehouse facility unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of service termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, both the short-term bank facility and the CP conduit warehouse facility contain cross default provisions whereby certain defaults under one facility would also be an event of default under the other facility. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.
None of the Company’s debt facilities contain subjective acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under conditions that are not objectively determinable (for example, “if a material adverse change occurs”).
As of March 31, 2009, the Company was in compliance with the terms of the short-term bank facility, the CP conduit warehouse facility and the term securitization agreements.
Bank Capital and Regulatory Oversight
On January 13, 2009, in connection with the conversion of MBB from an industrial bank to a commercial bank, we became a bank holding company by order of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and are subject to regulation under the Bank Holding Company Act (“BHCA”). All of our subsidiaries may be subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board.
MBB is also subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including minimum capital standards, reserve requirements, terms on which a bank may engage in transactions with its affiliates, restrictions as to dividend payments, and numerous other aspects of its operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders.
There are a number of restrictions on bank holding companies that are designed to minimize potential loss to depositors and the FDIC insurance funds. If an FDIC-insured depository subsidiary is “undercapitalized”, the bank holding company is required to ensure (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its appropriate banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.
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
Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%.

At March 31, 2009, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 16.34%, 16.39% and 17.47%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively. At March 31, 2009, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 19.30%, 21.60% and 22.86%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.
Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at March 31, 2009 was $13.9 million, which qualifies for “well capitalized” status. We are seeking to modify the Order issued when MBB became an industrial bank to eliminate certain inconsistencies between the Order and the FRB Approval of MBB as a commercial bank, specifically those that restrict the growth of the bank during its first three years of operations.
Information on Stock Repurchases
Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds,” herein.
Contractual Obligations (excluding Deposits)
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of March 31, 2009 were as follows:

	Contractual Obligations as of March 31, 2009
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2009	$270,162	$13,878	$12	$1,312	$20	$285,384
2010	135,811	9,748	12	1,575	21	147,167
2011	68,851	3,660	5	1,431	18	73,965
2012	23,606	763	—	1,461	5	25,835
2013	1,344	36	—	623	—	2,003
Thereafter	78	1	—	—	—	79

Total	$499,852	$28,086	$29	$6,402	$64	$534,433

(1)	Includes interest on term note securitizations only. Excludes interest on $116.3 million of short-term bank facility and CP conduit warehouse facility.
MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 2.7% to 23.3%, and averaged 12.1%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization. At March 31, 2009, $116.3 million, or 23.3%, of our borrowings were variable-rate borrowings.
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

The following tables summarize specific information regarding the active and terminated interest-rate swap agreements described above:
For Active Agreements:

	March,	January,	December,	August,	August,
Inception Date	2008	2008	2007	2007	2006

	October,	October,	October,	October,	October,
Commencement Date	2009	2009	2009	2008	2008
	(Dollars in thousands)
Notional amount:
March 31, 2009	$25,000	$25,000	$100,000	$50,000	$50,000
December 31, 2008	$25,000	$25,000	$100,000	$50,000	$50,000
For active agreements:
Fair value recorded in other assets (liabilities)
March 31, 2009	$(802)	$(1,072)	$(4,552)	$(2,499)	$(2,791)
December 31, 2008	$(653)	$(922)	$(3,955)	$(2,823)	$(3,175)
Unrealized gain, net of tax, recorded in equity
March 31, 2009	$246	$93	$190	$—	$—
December 31, 2008	$246	$93	$190	$—	$—
For Terminated Agreements:

			August,
			2006/August,	June/September,	October/December,
Inception Date	August, 2007	August, 2006	2007	2005	2004

Commencement Date	October, 2008	October, 2008	October, 2007	September, 2006	August, 2005

Termination Date	October, 2008	September, 2008	October, 2007	September, 2006	August, 2005
			(Dollars in thousands)
Notional amount	$50,000	$50,000	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(1,717)	$(1,595)	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity:
March 31, 2009	$—	$—	$(651)	$300	$—
December 31, 2008	$—	$—	$(777)	$399	$16
Amortization recognized as increase (decrease) in interest expense:
Three months ended March 31, 2009	$—	$—	$209	$(164)	$(26)
Year ended December 31, 2008	$—	$—	$1,136	$(953)	$(354)
Expected amortization during next 12 months as increase (decrease) in interest expense	$—	$—	$610	$(428)	$—
The fair value of derivatives at March 31, 2009 represents their value at that specific point in time, and will not necessarily reflect the value at settlement due to inherent volatility in the financial markets.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $62,000 and $53,000 as of March 31, 2009 and December 31, 2008, respectively. The notional amount of interest-rate caps owned as of March 31, 2009 and December 31, 2008 was $162.3 million and $175.8 million, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. As of March 31, 2009 and December 31, 2008, the notional amount of interest-rate cap agreements sold totaled $152.2 million and $165.5 million, respectively. The fair value of interest-rate caps sold is recorded in other liabilities at $49,000 and $40,000 as of March 31, 2009 and December 31, 2008, respectively. Changes in the fair values of the caps are recorded in financing related costs in the accompanying Consolidated Statements of Operations.
The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of
March 31, 2009.

	Scheduled Maturities by Calendar Year
						Total
					2013 &	Carrying
	2009	2010	2011	2012	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$153,848	$135,811	$68,851	$23,606	$1,422	$383,538
Average fixed rate	5.62%	5.85%	6.10%	6.49%	7.00%	5.85%
Variable-rate debt	$116,314	$—	$—	$—	$—	$116,314
Average variable rate	5.41%	—	—	—	—	5.41%
Our earnings are sensitive to fluctuations in interest rates. The short-term bank facility and CP conduit warehouse facility charge variable rates of interest based on LIBOR, prime rate or commercial paper interest rates. Because our assets are predominately fixed-rate, increases in these market interest rates would negatively impact earnings and decreases in the rates would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing under our new leases or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.
For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended March 31, 2009 would have been to reduce net interest and fee income by approximately $614,000 based on our average variable-rate borrowings of approximately $61.4 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. The impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our interest-rate swap agreements are indexed would have resulted in an estimated change in fair value of approximately $3.8 million at March 31, 2009, which would have been reflected as a reduction in the loss on derivatives and hedging activities in the consolidated statements of operations.
We manage and monitor our exposure to interest rate risk using balance sheet simulation models. Such models incorporate many of our assumptions about our business including new asset production and pricing, interest rate forecasts, overhead expense forecasts and assumed credit losses. Many of the assumptions we used in our simulation models are based on past experience and actual results could vary substantially.
RECENTLY ISSUED ACCOUNTING STANDARDS
On June 16, 2008, the FASB issued FASB Staff Position No. Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) using the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.
In this report for the quarterly period ended March 31, 2009, the Company has retrospectively adjusted its earnings (loss) per share data to conform with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 06-3-1 resulted in an increase of approximately 1% in the weighted average number of shares used in computing basic and diluted EPS for the three-month period ended March 31, 2008. There was no impact on the number of shares used in computing basic and diluted earnings (loss) per share for the three-month period ended March 31, 2009, as the Company was in a net loss position.
In April 2009 the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This Staff Position provides additional guidance in determining whether a market for a financial asset is inactive and, if so, whether transactions in that market are distressed, in order to determine whether an adjustment to quoted prices is necessary to estimate fair value in accordance with SFAS No. 157. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP FAS 157-4 is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information appearing in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Interest Rate Risk and Sensitivity” under Item 2 of Part I of this Form 10-Q is incorporated herein by reference.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report are designed and operating effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
The number of shares of common stock repurchased by the Company during the first quarter of 2009 and the average price paid per share is as follows:

				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
	Total Number of		Purchased as Part of a	that May Yet be
	Shares	Average Price	Publicly Announced Plan	Purchased Under the
Time Period	Purchased	Paid Per Share (1)	or Program (2)	Plans or Programs
January 1, 2009 to January 31, 2009	68,160	$3.86	68,160	$10,755,970
February 1, 2009 to February 28, 2009	20,734	4.03	20,734	10,672,445
March 1, 2009 to March 31, 2009	—	—	—	10,672,445

Total for the quarter ended March 31, 2009	88,894	3.90	88,894	10,672,445

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)	The stock repurchase plan was announced on November 6, 2007.
In addition to the repurchases disclosed above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 5,882 shares repurchased pursuant to the 2003 Plan during the first quarter of 2009, at an average cost of $3.90.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote Of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description

10.1	Marlin Business Services Corp. Compensation Policy for Non-Employee Independent Directors (1)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated April 2, 2009, and incorporated by reference herein.

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
Date: May 11, 2009