Form 10-Q
period 2009-06-30
MARLIN BUSINESS SERVICES CORP
filed 2009-08-10
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Yes ☐      No ☑
At July 31, 2009, 12,599,528 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2009

Page No.
Part I — Financial Information	2-51
Item 1 Condensed Financial Statements (Unaudited)	2-24
Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 (as restated)	2
Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2009 and 2008	3
Condensed Consolidated Statements of Stockholders’ Equity for the six-month period ended June 30, 2009 and the year ended December 31, 2008 (as restated)	4
Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2009 and 2008	5
Notes to Condensed Consolidated Financial Statements	6-24
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-51
Item 3 Quantitative and Qualitative Disclosure about Market Risk	51
Item 4 Controls and Procedures	51
Part II — Other Information	52-53
Item 1 Legal Proceedings	52
Item 1A Risk Factors	52
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3 Defaults upon Senior Securities	52
Item 4 Submission of Matters to a Vote of Security Holders	52
Item 5 Other Information	52
Item 6 Exhibits	53
Signatures	54
Certifications
RULE 13a-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER
RULE 13a-14(a) CERTIFICATION OF CHIEF FINANCIAL OFFICER
RULE 13a-14(b) CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PART I. Financial Information
Item 1. Condensed Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

		December 31,
	June 30,	2008 (as restated,
	2009	see Note 15)
	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$3,242	$1,604
Interest-earning deposits with banks	50,287	38,666

Total cash and cash equivalents	53,529	40,270
Restricted interest-earning deposits with banks	67,751	66,212
Net investment in leases and loans	555,082	669,109
Property and equipment, net	2,816	2,961
Property tax receivables	1,855	3,120
Other assets	9,613	12,759

Total assets	$690,646	$794,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$98,132	$101,923
Long-term borrowings	328,071	441,385
Deposits	77,305	63,385
Other liabilities:
Fair value of derivatives	9,693	11,528
Sales and property taxes payable	9,413	6,540
Accounts payable and accrued expenses	8,392	7,926
Net deferred income tax liability	12,979	15,119

Total liabilities	543,985	647,806

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,595,437 and 12,246,405 shares issued and outstanding, respectively	126	122
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	83,841	83,671
Stock subscription receivable	(3)	(5)
Accumulated other comprehensive income (loss)	(40)	167
Retained earnings	62,737	62,670

Total stockholders’ equity	146,661	146,625

Total liabilities and stockholders’ equity	$690,646	$794,431

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per-share data)

Interest income	$17,281	$21,870	$36,353	$44,823
Fee income	4,380	5,252	9,414	10,487

Interest and fee income	21,661	27,122	45,767	55,310
Interest expense	7,444	9,359	15,276	19,606

Net interest and fee income	14,217	17,763	30,491	35,704
Provision for credit losses	6,793	6,530	15,542	13,536

Net interest and fee income after provision for credit losses	7,424	11,233	14,949	22,168

Other income:
Insurance income	1,322	1,544	2,865	3,106
Gain (loss) on derivatives	646	—	(661)	—
Other income	387	477	795	1,035

Other income	2,355	2,021	2,999	4,141

Other expense:
Salaries and benefits	5,057	6,344	10,942	12,215
General and administrative	3,287	3,994	6,686	8,296
Financing related costs	55	231	310	597

Other expense	8,399	10,569	17,938	21,108

Income before income taxes	1,380	2,685	10	5,201
Income tax (benefit) expense	434	985	(57)	2,142

Net income	$946	$1,700	$67	$3,059

Basic earnings per share	$0.08	$0.14	$0.01	$0.25
Diluted earnings per share	$0.08	$0.14	$0.01	$0.25

Weighted average shares used in computing basic earnings per share	12,593,514	12,185,532	12,456,874	12,192,844
Weighted average shares used in computing diluted earnings per share	12,603,305	12,239,736	12,465,312	12,258,264

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)
Balance, December 31, 2007 (as restated, see Note 15)	12,201,304	$122	$84,429	$(7)	$(3,130)	$67,900	$149,314
Issuance of common stock	36,360	—	148	—	—	—	148
Repurchase of common stock	(333,759)	(3)	(2,380)	—	—	—	(2,383)
Exercise of stock options	46,616	—	145	—	—	—	145
Tax benefit on stock options exercised	—	—	102	—	—	—	102
Stock option compensation recognized	—	—	304	—	—	—	304
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	295,884	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	926	—	—	—	926
Net change related to derivatives, net of tax	—	—	—	—	3,297	—	3,297
Net income (loss)	—	—	—	—	—	(5,230)	(5,230)

Balance, December 31, 2008 (as restated, see Note 15)	12,246,405	$122	$83,671	$(5)	$167	$62,670	$146,625
Issuance of common stock	17,750	1	53	—	—	—	54
Repurchase of common stock	(102,614)	(1)	(399)	—	—	—	(400)
Exercise of stock options	7,636	—	26	—	—	—	26
Tax benefit on stock options exercised	—	—	4	—	—	—	4
Stock option compensation recognized	—	—	146	—	—	—	146
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	426,260	4	(4)	—	—	—	—
Restricted stock compensation recognized	—	—	344	—	—	—	344
Net change related to derivatives, net of tax	—	—	—	—	(207)	—	(207)
Net income	—	—	—	—	—	67	67

Balance, June 30, 2009	12,595,437	$126	$83,841	$(3)	$(40)	$62,737	$146,661

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$67	$3,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,230	1,492
Stock-based compensation	624	449
Excess tax benefits from stock-based payment arrangements	(4)	(75)
Amortization of deferred net (gain) loss on cash flow hedge derivatives	66	(121)
Change in fair value of derivatives	(1,195)	—
Cash flow hedge gains reclassified from accumulated other comprehensive income	(409)	—
Provision for credit losses	15,542	13,536
Net deferred income taxes	(2,137)	(1,655)
Amortization of deferred initial direct costs and fees	6,739	8,568
Deferred initial direct costs and fees	(1,598)	(5,702)
Loss on equipment disposed	764	394
Effect of changes in other operating items:
Other assets	4,254	(62)
Other liabilities	2,501	5,729

Net cash provided by operating activities	26,444	25,612

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(52,091)	(139,416)
Principal collections on leases and loans	143,629	155,567
Security deposits collected, net of refunds	(1,571)	(1,177)
Proceeds from the sale of equipment	2,613	2,741
Acquisitions of property and equipment	(330)	(561)
Change in restricted interest-earning deposits with banks	(1,539)	75,935

Net cash provided by investing activities	90,711	93,089

Cash flows from financing activities:
Issuances of common stock	56	96
Repurchases of common stock	(400)	(1,496)
Exercise of stock options	26	80
Excess tax benefits from stock-based payment arrangements	4	75
Debt issuance costs	(397)	(46)
Term securitization repayments	(113,314)	(190,455)
Secured bank facility advances	4,192	39,265
Secured bank facility repayments	(24,240)	(3,565)
Warehouse advances	37,938	—
Warehouse repayments	(21,681)	—
Increase in deposits	13,920	43,618

Net cash used in financing activities	(103,896)	(112,428)

Net increase in total cash and cash equivalents	13,259	6,273
Total cash and cash equivalents, beginning of period	40,270	38,708

Total cash and cash equivalents, end of period	$53,529	$44,981

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$14,621	$19,046
Cash paid for income taxes	$273	$2,445
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Organization
Description
Through its principal operating subsidiary, Marlin Leasing Corporation, Marlin Business Services Corp. provides equipment leasing and working capital solutions nationwide, primarily to small businesses in a segment of the equipment leasing market commonly referred to as the “small-ticket” segment. The Company finances over 90 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers and certain commercial and industrial equipment. Effective March 12, 2008, the Company also opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB currently provides diversification of the Company’s funding sources through the issuance of brokered certificates of deposit. Marlin Business Services Corp. is managed as a single business segment.
References to the “Company”, “we”, “us”, and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at June 30, 2009 and the results of operations for the three- and six-month periods ended June 30, 2009 and 2008, and cash flows for the six-month periods ended June 30, 2009 and 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. The consolidated results of operations for the three- and six-month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results for the respective full years or any other period. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation, pursuant to the requirements of the Securities and Exchange Commission’s Regulation S-X, Article 9, applicable to bank holding companies.
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
Allowance for credit losses. In accordance with SFAS No. 5, Accounting for Contingencies, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross section of variables including industry, geography, equipment type, obligor and vendor. To project probable net credit losses, we perform a migration analysis of delinquent and current accounts based on historic loss experience. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. In addition to the migration analysis, we also consider other factors including recent trends in delinquencies and charge-offs; accounts filing for bankruptcy; account modifications; recovered amounts; forecasting uncertainties; the composition of our lease and loan portfolios; economic conditions; and seasonality. The various factors used in the analysis are reviewed periodically, and no less frequently than each quarter. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.
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
While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in gain (loss) on derivatives. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
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
At June 30, 2009, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2003 through 2008 are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
Earnings per share. The Company follows SFAS No. 128, Earnings Per Share, as clarified by the requirements of FASB Staff Position No. Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities to be included in the computation of earnings per share using the two-class method. FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.
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
In this report for the quarterly period ended June 30, 2009, the Company has retrospectively adjusted its earnings per share data to conform with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 resulted in an increase of approximately 2% in the weighted average number of shares used in computing basic and diluted earnings per share for the three- and six-month periods ended June 30, 2008.
NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

		December 31,
		2008
	June 30,	(As restated,
	2009	see Note 15)
	(Dollars in thousands)
Minimum lease payments receivable	$619,008	$752,802
Estimated residual value of equipment	48,296	51,197
Unearned lease income, net of initial direct costs and fees deferred	(95,704)	(119,775)
Security deposits	(10,594)	(12,165)
Loans, including unamortized deferred fees and costs	8,054	12,333
Allowance for credit losses	(13,978)	(15,283)

	$555,082	$669,109

At June 30, 2009, a total of $516.1 million of minimum lease payments receivable are assigned as collateral for short-term and long-term borrowings.

Initial direct costs net of fees deferred were $14.3 million and $19.5 million as of June 30, 2009 and December 31, 2008, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At June 30, 2009 and December 31, 2008, $38.8 million and $40.5 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets were related to copiers.
Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of June 30, 2009:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)
Period Ending December 31:
2009	$148,818	$29,843
2010	232,657	38,159
2011	143,970	18,742
2012	68,474	7,143
2013	23,194	1,724
Thereafter	1,895	93

	$619,008	$95,704

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of June 30, 2009 and December 31, 2008, the Company maintained total finance receivables which were on a non-accrual basis of $7.7 million and $6.4 million, respectively. As of June 30, 2009 and December 31, 2008, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $6.6 million and $8.3 million, respectively.
NOTE 4 — Allowance for Credit Losses
Net investments in leases and loans are charged-off when they are contractually past due for 121 days based on the historical net loss rates realized by the Company.
Activity in this account is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$15,309	$12,074	$15,283	$10,988

Charge-offs	(8,944)	(6,565)	(18,342)	(13,248)
Recoveries	820	834	1,495	1,597

Net charge-offs	(8,124)	(5,731)	(16,847)	(11,651)
Provision for credit losses	6,793	6,530	15,542	13,536

Allowance for credit losses, end of period	$13,978	$12,873	$13,978	$12,873

NOTE 5 — Other Assets
Other assets are comprised of the following:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Income taxes receivable	$2,333	$4,136
Accrued fees receivable	3,521	3,559
Deferred transaction costs	1,180	1,375
Prepaid expenses	801	1,990
Other	1,778	1,699

	$9,613	$12,759

NOTE 6 — Commitments and Contingencies
The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 7 — Deposits
Effective March 12, 2008, the Company opened MBB. MBB currently provides diversification of the Company’s funding sources through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, primarily raised nationally through various brokered deposit relationships. As of June 30, 2009, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2009	$20,455
2010	19,196
2011	16,988
2012	10,823
2013	8,329
Thereafter	1,514

$77,305

All time deposits are in denominations of less than $100,000. The weighted average all-in interest rate of deposits outstanding at June 30, 2009 was 3.41%.
NOTE 8 — Short-term and Long-term Borrowings
Borrowings with an original maturity of less than one year are classified as short-term borrowings. The Company’s revolving and short-term credit facilities (secured bank facility and commercial paper (“CP”) conduit warehouse facility) are classified as short-term borrowings. Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations are classified as long-term borrowings.
On June 29, 2009, the Company terminated the secured bank facility and paid off the outstanding balance. In March 2009, the CP conduit warehouse facility was converted from a revolving facility to an amortizing facility, scheduled to mature in March 2010.
Scheduled principal and interest payments on outstanding borrowings as of June 30, 2009 are as follows:

	Principal	Interest (1)
	(Dollars in thousands)
Period Ending December 31,
2009	$122,320	$8,523
2010	207,801	9,880
2011	69,793	3,752
2012	24,280	816
2013	1,802	56
Thereafter	207	15

	$426,203	$23,042

(1)	Includes interest on term note securitizations only. Excludes interest on $98.1 million of CP conduit warehouse facility.
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
While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in gain (loss) on derivatives. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
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
During the second quarter of 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by SFAS No. 133. As a result, a $409,000 pretax ($246,000 after tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives for the three-month period ended June 30, 2009. The Company also terminated the related interest-rate swap agreement.

The following tables summarize specific information regarding the active and terminated interest-rate swap agreements described above:
For Active Agreements:

	March,	January,	December,	August,	August,
Inception Date	2008	2008	2007	2007	2006

	October,	October,	October,	October,	October,
Commencement Date	2009	2009	2009	2008	2008
	(Dollars in thousands)
Notional amount:
June 30, 2009	$—	$25,000	$100,000	$50,000	$50,000
December 31, 2008	$25,000	$25,000	$100,000	$50,000	$50,000
For active agreements:
Fair value recorded in other assets (liabilities)
June 30, 2009	$—	$(999)	$(4,277)	$(2,091)	$(2,326)
December 31, 2008	$(653)	$(922)	$(3,955)	$(2,823)	$(3,175)
Unrealized gain, net of tax, recorded in equity
June 30, 2009	$—	$93	$190	$—	$—
December 31, 2008	$246	$93	$190	$—	$—
For Terminated Agreements:

			August,		October/
		August,	2006/August,	June/September,	December,
Inception Date	March, 2008	2006/2007	2007	2005	2004
	October,	October,	October,
Commencement Date	2009	2008	2007	September, 2006	August, 2005
		September/
		October,	October,
Termination Date	May, 2009	2008	2007	September, 2006	August, 2005
	(Dollars in thousands)
Notional amount	$25,000	$100,000	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(775)	$(3,312)	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity:
June 30, 2009	$—	$—	$(540)	$217	$—
December 31, 2008	$—	$—	$(777)	$399	$16
Amortization recognized as increase (decrease) in interest expense:
Six months ended June 30, 2009	$—	$—	$394	$(302)	$(26)
Year ended December 31, 2008	$—	$—	$1,136	$(953)	$(354)
Expected amortization during next 12 months as increase (decrease) in interest expense	$—	$—	$527	$(352)	$—

The Company recorded a gain (loss) on derivatives activities for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Change in fair value of derivative contracts	$237	$—	$(1,070)	$—
Cash flow hedging gains on forecasted transactions no longer probable of occurring(1)	409	—	409	—

Gain (loss) on derivatives	$646	$—	$(661)	$—

(1)	Reclassified from accumulated other comprehensive income
These results are based on the fair value of the derivative contracts at June 30, 2009 in a volatile market that is changing daily, and will not necessarily reflect the value at settlement. At June 30, 2009, a total of $6.8 million of interest-earning cash is assigned as collateral for interest-rate swap agreements.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $221,000 and $53,000 as of June 30, 2009 and December 31, 2008, respectively. The notional amount of interest-rate caps owned as of June 30, 2009 and December 31, 2008 was $148.6 million and $175.8 million, respectively. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. There were no outstanding notional amounts for interest-rate cap agreements sold at June 30, 2009. The notional amount of interest-rate cap agreements sold was $165.5 million as of December 31, 2008. The fair value of interest-rate cap agreements sold is recorded in other liabilities at $40,000 as of December 31, 2008. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.
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
Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2009:

	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)
Assets
Interest-rate caps purchased	$ —	$221	$ —	$221

Liabilities
Interest-rate swaps	—	9,693	—	9,693
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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$53,529	$53,529	$40,270	$40,270
Restricted cash	67,751	67,751	66,212	66,212
Loans	7,190	6,847	11,452	11,201
Interest-rate caps purchased	221	221	53	53

Liabilities:
Revolving and term secured borrowings	426,203	422,440	543,308	535,042
Deposits	77,305	78,423	63,385	64,635
Accounts payable and accrued expenses (1)	17,805	17,805	14,426	14,426
Interest-rate caps sold	—	—	40	40
Interest-rate swaps	9,693	9,693	11,528	11,528

(1)	Includes sales and property taxes payable.
The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.
(a) Cash and Cash Equivalents
The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of June 30, 2009 and December 31, 2008, because they bear interest at market rates and have maturities of less than 90 days.
(b) Restricted Cash
The Company maintains cash reserve accounts as a form of credit enhancement in connection with the Series 2007-1, 2006-1 and 2005-1 term securitizations. The book value of such cash reserve accounts is included in restricted cash on the accompanying Consolidated Balance Sheet. The reserve accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at June 30, 2009 and December 31, 2008.
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
NOTE 11 —Earnings Per Common Share (“EPS”)
On June 16, 2008, the FASB issued FSP EITF 03-6-1, which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities to be included in the computation of EPS using the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.
In this report for the quarterly period ended June 30, 2009, the Company has retrospectively adjusted its earnings per share data to conform with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 resulted in an increase of approximately 2% in the weighted average number of shares used in computing basic and diluted EPS for the three- and six-month periods ended June 30, 2008.
The following table provides net income and shares used in computing basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per-share data)

Net income	$946	$1,700	$67	$3,059

Weighted average common shares outstanding	11,672,352	11,987,220	11,674,795	12,008,544
Add: Unvested restricted stock awards considered participating securities	921,162	198,312	782,079	184,300

Adjusted weighted average common shares used in computing basic EPS	12,593,514	12,185,532	12,456,874	12,192,844
Add: Effect of dilutive stock options	9,791	54,204	8,438	65,420

Adjusted weighted average common shares used in computing diluted EPS	12,603,305	12,239,736	12,465,312	12,258,264

Net earnings per common share:
Basic	$0.08	$0.14	$0.01	$0.25

Diluted	$0.08	$0.14	$0.01	$0.25

For the three-month periods ended June 30, 2009 and June 30, 2008, options to purchase 731,740 and 749,134 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.
For the six-month periods ended June 30, 2009 and June 30, 2008, options to purchase 747,882 and 673,507 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 12 — Comprehensive Income (Loss)
The following table details the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income, as reported	$946	$1,700	$67	$3,059

Other comprehensive income (loss):
Change in fair value of derivatives	—	5,946	—	595
Reclassification of cash flow hedging gains on forecasted transactions no longer probable of occurring	(409)	—	(409)	—
Amortization of net deferred gain (loss) on cash flow hedge derivatives	47	(51)	66	(121)
Tax effect	144	(2,329)	136	(180)

Total other comprehensive income (loss)	(218)	3,566	(207)	294

Comprehensive income (loss)	$728	$5,266	$(140)	$3,353

NOTE 13 — Stockholders’ Equity
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
The Company purchased 88,894 shares of its common stock for $346,762 during the six-month period ended June 30, 2009. There were no repurchases in the three-month period ended June 30, 2009. At June 30, 2009, the Company had $10.7 million remaining in its stock repurchase plan authorized by the Board. In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 13,720 shares repurchased pursuant to the 2003 Plan during the six-month period ended June 30, 2009, at an average cost of $3.89.
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
MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company will provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at June 30, 2009 was $14.4 million, which met all capital requirements to which MBB is subject and qualified for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At June 30, 2009, Marlin Business Services Corp. also exceeded its regulatory capital requirements and is considered “well-capitalized” as defined by federal banking regulations. MBB is designated a Risk Category I institution for purposes of the risk-based assessment for FDIC deposit insurance. Risk Category I institutions pay the lowest tier of premiums for their deposit insurance.
The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at June 30, 2009.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
			(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	20.12%	$146,702	4%	$29,170	5%		$36,463
Marlin Business Bank	15.54%	$14,436	5%	$4,644	5%		$4,644
Tier 1 Risk-based Capital
Marlin Business Services Corp.	24.36%	$146,702	4%	$24,085	6%		$36,128
Marlin Business Bank	15.68%	$14,436	6%	$5,524	6%		$5,524
Total Risk-based Capital
Marlin Business Services Corp.	25.63%	$154,308	8%	$48,170	10%		$60,213
Marlin Business Bank	16.65%	$15,330	15%	$13,810	10	%(1)	$9,207

(1)	MBB is required to maintain “well-capitalized” status. In addition, MBB must maintain a total risk-based capital ratio greater than 15%.
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
Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at June 30, 2009 was $14.4 million, which qualifies for “well capitalized” status. We are seeking to modify the Order issued when MBB became an industrial bank to eliminate certain inconsistencies between the Order and the Federal Reserve Bank of San Francisco’s approval of MBB as a commercial bank, specifically those that restrict the growth of the bank during its first three years of operations.
NOTE 14 — Stock-Based Compensation
Under the terms of the 2003 Plan, employees, certain consultants and advisors, and non-employee members of the Company’s board of directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants was increased from 2,100,000 to 3,300,000 at the annual meeting of shareholders on May 22, 2008. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 618,338 shares available for future grants under the 2003 Plan as of June 30, 2009.
Total stock-based compensation expense was $222,000 and $178,000 for the three-month periods ended June 30, 2009 and June 30, 2008, respectively. Total stock-based compensation expense was $624,000 and $449,000 for the six-month periods ended June 30, 2009 and June 30, 2008, respectively. Excess tax benefits decreased cash provided by operating activities and increased cash provided by financing activities by $4,000 and $75,000 for the six-month periods ended June 30, 2009 and June 30, 2008, respectively.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of June 30, 2009.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
There were no stock options granted during the three- and six-month periods ended June 30, 2009. The fair value of each stock option granted during the three- and six-month periods ended June 30, 2008 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the three- and six-month periods ended June 30, 2008 was $2.55 and $3.25 per share, respectively.
The following weighted average assumptions were used for valuing option grants made during the three- and six-month periods ended June 30, 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rate	n/a	2.94%	n/a	2.43%
Expected life (years)	n/a	4	n/a	5
Expected volatility	n/a	35%	n/a	35%
Expected dividends	n/a	—	n/a	—
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
A summary of option activity for the six months ended June 30, 2009 follows:

		Weighted
		Average
Options	Shares	Exercise Price
Outstanding at January 1, 2009	885,459	$12.32
Granted	—	—
Exercised	(7,636)	3.39
Forfeited	(62,352)	16.58
Expired	—	—

Outstanding at June 30, 2009	815,471	12.08

During the three-month periods ended June 30, 2009 and June 30, 2008, the Company recognized total compensation expense related to options of $90,000 and $104,000, respectively. During the six-month periods ended June 30, 2009 and June 30, 2008, the Company recognized total compensation expense related to options of $191,000 and $199,000, respectively.
The total pretax intrinsic value of stock options exercised was $9,000 for the three-month period ended June 30, 2009. There were no stock options exercised for the three-month period ended June 30, 2008. The related tax benefits realized from the exercise of stock options for the three-month period ended June 30, 2009 was $4,000. The total pretax intrinsic value of stock options exercised was $9,000 and $189,000, respectively, for the six-month periods ended June 30, 2009 and 2008. The related tax benefits realized from the exercise of stock options for the six-month periods ended June 30, 2009 and June 30, 2008 was $4,000 and $75,000, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2009:

Options Outstanding					Options Exercisable
		Weighted		Aggregate				Aggregate
		Average	Weighted	Intrinsic		Weighted	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Average Remaining	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(In thousands)	Exercisable	Life (Years)	Exercise Price	(In thousands)
$3.39	94,134	2.8	$3.39	$208	94,134	2.8	$3.39	$208
$4.23 - 5.01	58,641	0.8	4.34	74	58,641	0.8	4.34	74
$7.61 - 10.18	342,634	4.7	9.53	—	158,910	3.5	9.61	—
$14.00 - 16.02	73,234	4.7	14.81	—	64,242	4.6	14.74	—
$17.52 - 22.23	246,828	4.0	19.95	—	145,281	3.7	19.30	—

	815,471	4.0	12.08	$282	521,208	3.3	11.23	$282

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.60 as of June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
As of June 30, 2009, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $400,000 and the weighted average period over which these awards are expected to be recognized was 1.4 years, based on the most probable performance assumptions as of June 30, 2009. In the event maximum performance targets are achieved, an additional $1.0 million of compensation cost would be recognized over a weighted average period of 1.9 years.
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
Of the total restricted stock awards granted during the six-month period ended June 30, 2009, 34,300 shares may be subject to accelerated vesting based on performance factors; 344,071 shares are contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of June 30, 2009.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.
The following table summarizes the activity of the non-vested restricted stock during the six months ended June 30, 2009:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2009	503,914	$11.29
Granted	502,433	4.37
Vested	(40,177)	18.23
Forfeited	(76,273)	13.13

Non-vested restricted stock at June 30, 2009	889,897	6.91

During the three-month periods ended June 30, 2009 and June 30, 2008, the Company granted restricted stock awards with grant date fair values totaling $100,000 and $638,000, respectively. During the six-month periods ended June 30, 2009 and June 30, 2008, the Company granted restricted stock awards with grant date fair values totaling $2.2 million and $1.0 million, respectively.
As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $132,000 and $74,000 of compensation expense related to restricted stock for the three-month periods ended June 30, 2009 and June 30, 2008, respectively. The Company recognized $433,000 and $251,000 of compensation expense related to restricted stock for the six-month periods ended June 30, 2009 and June 30, 2008, respectively.
As of June 30, 2009, there was $4.3 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.1 years, based on the most probable performance assumptions as of June 30, 2009. In the event maximum performance targets are achieved, an additional $231,000 of compensation cost would be recognized over a weighted average period of 1.4 years.
There were 24,578 shares that vested during the three-month period ended June 30, 2009 and 40,177 shares that vested during the six-month period ended June 30, 2009. The fair value of shares that vested during the three-month period ended June 30, 2009 was $95,000. The fair value of shares that vested during the six-month period ended June 30, 2009 was $156,000.
NOTE 15 — Restatement of Prior Financial Statements
Subsequent to the issuance of the Company’s Form 10-Q for the quarterly period ended March 31, 2009, the Company identified a software error affecting the timing of interest income recognition on approximately 1,500 of its 107,000 active leases. This software calculation error was identified and the programming was corrected during the second quarter of 2009.
This error impacted the Consolidated Financial Statements for the fiscal years ended December 31, 2005 through 2008, including interim periods therein, and the three-month period ended March 31, 2009. The impact of the error on the Consolidated Statements of Operations was limited to the fiscal years ended December 31, 2005 through 2007, including the interim periods therein. It is a non-cash adjustment impacting the timing of income recognition, and will not have any impact on historical or future cash flows or any other aspect of the Company’s business. It does not adversely affect compliance with covenants under the Company’s existing credit facilities.
The cumulative effect of this adjustment reduced interest income through December 31, 2007 by $1.4 million, with a corresponding increase in unearned lease income, a component of net investment in leases and loans, to be recognized in the future. The cumulative effect of this adjustment also decreased the net deferred income tax liability through December 31, 2007 by $554,000, and decreased retained earnings by $831,000.
The Company has restated the accompanying consolidated financial statements as of December 31, 2008 from amounts previously reported to correct the error by increasing unearned lease income and reducing the net deferred income tax liability and retained earnings.
The following is a summary of the effects of the restatement on the Company’s Consolidated Balance Sheet at December 31, 2008:

	As Previously
Consolidated Balance Sheet	Reported	Adjustment	As Restated
	(Dollars in thousands)
Net investment in leases and loans	$670,494	$(1,385)	$669,109
Total assets	795,816	(1,385)	794,431
Net deferred income tax liability	15,673	(554)	15,119
Total liabilities	648,360	(554)	647,806
Retained earnings	63,501	(831)	62,670
Total stockholders’ equity	147,456	(831)	146,625
Total liabilities and stockholders’ equity	795,816	(1,385)	794,431

To the extent they are presented in future Form 10-Q and Form 10-K filings, the Company will reflect the impact of correcting annual and interim period amounts for the fiscal years ended December 31, 2005, 2006, 2007, 2008 and 2009 within these filings. Because the Company has concluded that the impact of correcting the error on each individual previously filed consolidated financial statement is not material, the Company will not amend its previous filings with the SEC. A summary of the effects of the restatement for fiscal years ended December 31, 2005 through 2007 is presented below.

	As of or For the Year Ended December 31,
	2007		2006		2005
	As		As		As
	Previously		Previously	As	Previously	As
Consolidated Balance Sheet	Reported	As Restated	Reported	Restated	Reported	Restated
		(Dollars in thousands, except per-share data)
Net investment in leases and loans	$765,938	$764,553	$693,911	$693,003	$572,581	$572,199
Net deferred income tax liability	15,682	15,128	22,931	22,568	25,362	25,209
Retained earnings	68,731	67,900	50,445	49,900	31,811	31,582

Statements of Operations

Interest income	$90,231	$89,754	$77,644	$77,118	$67,572	$67,190
Income before income taxes	30,361	29,884	31,211	30,685	26,855	26,473
Income tax expense	12,075	11,884	12,577	12,367	10,607	10,454
Net income	18,286	18,000	18,634	18,318	16,248	16,019

Basic earnings per share(1)	$1.49	$1.47	$1.56	$1.53	$1.39	$1.37
Diluted earnings per share(1)	$1.47	$1.45	$1.53	$1.50	$1.35	$1.33

(1)	The amounts for basic and diluted earnings per share “as previously reported” reflect the impact of the retrospective adjustment to conform with the provisions of FSP EITF 03-6-1, as previously discussed in Note 2 herein. Therefore, the difference between the amounts “as previously reported” and “as restated” represents the effect of the error correction discussed above.
NOTE 16 — Subsequent Events
The Company has evaluated subsequent events through August 10, 2009, which is the date of issuance. No events have occurred subsequent to June 30, 2009 that require adjustment to or disclosure in the Consolidated Financial Statements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.
FORWARD-LOOKING STATEMENTS
Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges; (e) our understanding of our competition; and (f) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company’s control, including, without limitation:
-	availability, terms and deployment of funding and capital;

-	general volatility of the securitization and capital markets;

-	changes in our industry, interest rates or the general economy;

-	changes in our business strategy;

-	the degree and nature of our competition;

-	availability and retention of qualified personnel; and

-	the factors set forth in the section captioned “Risk Factors” in our Form 10-K for the year ended December 31, 2008 filed with the SEC.
Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.
Overview
We are a nationwide provider of equipment financing and working capital solutions, primarily to small businesses. We finance over 90 categories of commercial equipment important to our end user customers including copiers, certain commercial and industrial equipment, security systems, computers and telecommunications equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a much lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At June 30, 2009, our lease portfolio consisted of approximately 107,000 accounts with an average original term of 48 months and average original transaction size of approximately $10,900.
Since our founding in 1997, we have grown to $690.6 million in total assets at June 30, 2009. Our assets are substantially comprised of our net investment in leases and loans which totaled $555.1 million at June 30, 2009.
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
During the second quarter of 2009, we announced a further workforce reduction of 24%, or 55 employees company-wide, including the closure of our Denver satellite office. We incurred pretax severance costs in the three months ended June 30, 2009 of approximately $700,000 related to these staff reductions. The total annualized pretax salary cost savings that are expected to result from these reductions are estimated to be approximately $2.9 million. Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.
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

	Six Months
	Ended
	June 30,	As of or For the Year Ended December 31,
	2009	2008	2007	2006	2005	2004
Number of sales account executives	33	86	118	100	103	100
Number of originating sources(1)	533	1,014	1,246	1,295	1,295	1,244

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended June 30, 2009, our annualized net credit losses were 5.54% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio.
Our leases are classified under generally accepted accounting principles in the United States of America (“GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 73% of our lease portfolio at June 30, 2009 amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate borrowing currently consists of a commercial paper (“CP”) conduit warehouse facility which is being amortized. There is no available borrowing capacity in the facility. We issue fixed-rate term debt through the asset-backed securitization market. Historically, leases have been funded through variable-rate borrowings until they were refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of June 30, 2009, $328.1 million, or 77.0%, of our borrowings were fixed-rate term note securitizations.

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
While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in gain (loss) on derivatives. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
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
At June 30, 2009, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 1997 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2003 through 2008 are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended June 30, 2009 and 2008
Net income. Net income of $946,000 was reported for the three-month period ended June 30, 2009, resulting in diluted earnings per share of $0.08. This net income includes an after-tax benefit of approximately $391,000 due to the gain on derivatives. Excluding this after-tax benefit, the net income for the three-month period ended June 30, 2009 would have been $555,000, a decrease of $1.1 million, compared to $1.7 million of net income for the three-month period ended June 30, 2008. Diluted earnings per share excluding this after-tax charge would have been $0.04 for the three-month period ended June 30, 2009, compared to $0.14 for the three-month period ended June 30, 2008. The exclusion of the gain on derivatives removes the volatility resulting from derivatives activities subsequent to discontinuing hedge accounting in July 2008.
Excluding the after-tax benefit on derivatives identified above, returns on average assets were 0.31% for the three-month period ended June 30, 2009, compared to 0.79% for the three-month period ended June 30, 2008. On the same basis, returns on average equity were 1.51% for the three-month period ended June 30, 2009, compared to 4.50% for the three-month period ended June 30 2008.
Also included in the net income for the three-month period ended June 30, 2009 was an after-tax charge of approximately $424,000, representing severance costs related to a 24% workforce reduction in the second quarter of 2009, compared to after-tax severance costs of approximately $300,000 for the three-month period ended June 30, 2008.
The provision for credit losses increased $263,000, or 4.0%, to $6.8 million for the three-month period ended June 30, 2009 from $6.5 million for the same period in 2008. During the three months ended June 30, 2009, net interest and fee income decreased $3.5 million, or 20.0%, primarily due to a 19.7% decrease in average total finance receivables. The decrease in income was partially mitigated by reductions in other expenses, which decreased $2.2 million, or 20.5%, for the three-month period ended June 30, 2009, compared to the same period in 2008.
During the three months ended June 30, 2009, we generated 1,831 new leases with a cost of $15.8 million compared to 6,276 new leases with a cost of $62.5 million generated for the three months ended June 30, 2008. The reduction in volume was primarily due to our decision to proactively lower approval rates in response to economic conditions. Overall, our average net investment in total finance receivables at June 30, 2009 decreased 19.7% to $586.6 million compared to $730.3 million at June 30, 2008.
Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense, and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2009 and June 30, 2008.

	Three Months Ended June 30,
	2009			2008
	(Dollars in thousands)
	Average(1)		Average	Average(1)		Average
	Balance	Interest	Yields/Rates(2)	Balance	Interest	Yields/Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$50,528	$38	0.30%	$27,943	$166	2.38%
Restricted interest-earning deposits with banks	68,364	79	0.46	65,695	386	2.35
Net investment in leases(3)	577,493	16,897	11.70	713,171	20,783	11.66
Loans receivable(3)	9,115	267	11.72	17,095	535	12.52

Total interest-earning assets	705,500	17,281	9.80	823,904	21,870	10.62

Non-interest-earning assets:
Cash and due from banks	2,279			502
Property and equipment, net	2,899			3,224
Property tax receivables	5,122			6,637
Other assets(4)	10,223			21,885

Total non-interest-earning assets	20,523			32,248

Total assets	$726,023			$856,152

Interest-bearing liabilities:
Short-term borrowings(5)	$107,639	$1,482	5.51%	$25,380	$298	4.70%
Long-term borrowings(5)	357,165	5,264	5.90	621,925	8,901	5.72
Deposits	74,391	698	3.75	16,297	160	3.93

Total interest-bearing liabilities	539,195	7,444	5.52	663,602	9,359	5.64

Non-interest-bearing liabilities:
Fair value of derivatives	10,793			6,280
Sales and property taxes payable	9,738			12,108
Accounts payable and accrued expenses	5,202			7,115
Net deferred income tax liability	14,313			16,056

Total non-interest-bearing liabilities	40,046			41,559

Total liabilities	579,241			705,161

Stockholders’ equity	146,782			150,991

Total liabilities and stockholders’ equity	$726,023			$856,152

Net interest income		$9,837			$12,511
Interest rate spread(6)			4.28%			4.98%
Net interest margin(7)			5.58%			6.07%
Ratio of average interest-earning assets to average interest-bearing liabilities			130.84%			124.16%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(4)	Includes operating leases.

(5)	Includes effect of transaction costs.

(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended June 30, 2009 Compared To Three Months
	Ended June 30, 2008
	Increase (Decrease) Due To:
	(Dollars in thousands)
	Volume(1)	Rate(1)	Total
Interest income:
Interest-earning deposits with banks	$78	$(206)	$(128)
Restricted interest-earning deposits with banks	15	(322)	(307)
Net investment in leases	(3,970)	84	(3,886)
Loans receivable	(237)	(31)	(268)
Total interest income	(2,986)	(1,603)	(4,589)

Interest expense:
Short-term borrowings	1,124	60	1,184
Long-term borrowings	(3,895)	258	(3,637)
Deposits	546	(8)	538
Total interest expense	(1,721)	(194)	(1,915)

Net interest income	(1,705)	(969)	(2,674)

(1)	Changes due to volume and rate are calculated independently for each line item presented. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the three-month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Interest income	$17,281	$21,870
Fee income	4,380	5,252

Interest and fee income	21,661	27,122
Interest expense	7,444	9,359

Net interest and fee income	14,217	17,763

Average total finance receivables (1)	$586,608	$730,267

Percent of average total finance receivables:
Interest income	11.78%	11.98%
Fee income	2.99%	2.88%

Interest and fee income	14.77%	14.86%
Interest expense	5.08%	5.13%

Net interest and fee margin	9.69%	9.73%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.
Net interest and fee income decreased $3.6 million, or 20.0%, to $14.2 million for the three months ended June 30, 2009 from $17.8 million for the three months ended June 30, 2008. The annualized net interest and fee margin decreased 4 basis points to 9.69% in the three-month period ended June 30, 2009 from 9.73% for the same period in 2008.

Interest income, net of amortized initial direct costs and fees, decreased $4.6 million, or 21.0%, to $17.3 million for the three-month period ended June 30, 2009 from $21.9 million for the three-month period ended June 30, 2008. The decrease in interest income was due principally to a 20 basis point decrease in average yield, combined with a 20.0% decrease in average total finance receivables, which decreased $143.7 million to $586.6 million at June 30, 2009 from $730.3 million at June 30, 2008. The decrease in average yield is primarily due to lower earnings on invested cash balances. The decrease in average total finance receivables is primarily due to our proactive decision to lower approval rates in response to economic conditions. The weighted average implicit interest rate on new finance receivables originated increased 193 basis points to 15.83% for the three-month period ended June 30, 2009 compared to 13.90% for the three-month period ended June 30, 2008.
Fee income decreased $872,000, or 16.5%, to $4.4 million for the three-month period ended June 30, 2009 from $5.3 million for the three-month period ended June 30, 2008. Fee income included approximately $1.3 million of net residual income for the three-month period ended June 30, 2009 compared to $1.5 million for the three-month period ended June 30, 2008. Fee income also included approximately $2.7 million in late fee income for the three-month period ended June 30, 2009 compared to $3.2 million for the three-month period ended June 30, 2008.
Fee income, as an annualized percentage of average total finance receivables, increased 11 basis points to 2.99% for the three-month period ended June 30, 2009 from 2.88% for the same period in 2008. Late fees remained the largest component of fee income at 1.85% as a percentage of average total finance receivables for the three-month period ended June 30, 2009 compared to 1.78% for the three-month period ended June 30, 2008. As a percentage of average total finance receivables, net residual income was 0.90% as a percentage of average total finance receivables for the three-month period ended June 30, 2009 compared to 0.82% for the three-month period ended June 30, 2008.
Interest expense decreased $2.0 million to $7.4 million for the three-month period ended June 30, 2009 from $9.4 million for the three-month period ended June 30, 2008. The decrease was primarily due to lower average total finance receivables combined with a shift in mix from long-term borrowings to less expensive short-term borrowings and deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 5 basis points to 5.08% for the three-month period ended June 30, 2009, from 5.13% for the same period in 2008.
The interest cost on short-term and long-term borrowings, as an annualized percentage of weighted average borrowings, was 5.54% for the quarter ended June 30, 2009 compared to 5.43% for the same period in 2008. The higher cost reflects the sequentially increasing cost of the term securitizations and increased rates on short-term borrowings, partially offset by a shift in mix between fixed-rate term securitizations and variable-rate facilities. The average balance for our warehouse facilities was $107.6 million for the three months ended June 30, 2009 compared to $25.4 million for the three months ended June 30, 2008. The average total borrowing cost for our warehouse facilities was 5.16% for the quarter ended June 30, 2009, compared to 4.22% for the same period in 2008.
Interest costs on our term securitization borrowings issued in August 2005, September 2006 and October 2007 increased over those issued in 2004 due to the higher interest rate environment. The coupon rate on the October 2007 securitization also reflects higher credit spreads due to general tightening of credit caused by stress and volatility in the financial markets. Our term securitizations also include multiple classes of fixed-rate notes with the shorter term, lower coupon classes amortizing (maturing) faster then the longer term higher coupon classes. This causes the blended interest expenses related to these borrowings to change and generally increase over the terms of the borrowings. For the three months ended June 30, 2009, average term securitization borrowings outstanding were $357.2 million at a weighted average coupon of 5.65% compared to $621.9 million at a weighted average coupon of 5.48% for the same period in 2008.
The opening of our wholly-owned subsidiary, Marlin Business Bank, on March 12, 2008 provides an additional funding source. Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market. Interest expense on deposits was $698,000, or 3.75% as a percentage of weighted average deposits, for the three-month period ended June 30, 2009. The average balance of deposits was $74.4 million for the three-month period ended June 30, 2009.
Insurance income. Insurance income decreased $0.2 million to $1.3 million for the three-month period ended June 30, 2009 from $1.5 million for the three-month period ended June 30, 2008, primarily due to lower billings from lower total finance receivables.
Other income. Other income decreased $90,000 to $387,000 for the three-month period ended June 30, 2009 from $477,000 for the three-month period ended June 30, 2008, primarily due to the impact of lower transaction volumes.

Gain (loss) on derivatives. Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by SFAS No. 133. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.
By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time.
For the three months ended June 30, 2009, the gain on derivatives was $646,000. This amount includes a gain of $237,000 which represents the change in the fair value of derivative contracts during the period. These gains are based on the value of the derivative contracts at June 30, 2009 in a volatile market that is changing daily, and will not necessarily reflect the value at settlement.
During the second quarter of 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by SFAS No. 133. As a result, a $409,000 pretax ($246,000 after tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives for the three-month period ended June 30, 2009. The Company also terminated the related interest-rate swap agreement.
Salaries and benefits expense. Salaries and benefits expense decreased $1.2 million, or 19.0%, to $5.1 million for the three months ended June 30, 2009 from $6.3 million for the same period in 2008, primarily due to reduced headcount levels, partially offset by increased severance costs of approximately $199,000 as described below. Salaries and benefits expense, as a percentage of average total finance receivables, was 3.45% for the three-month period ended June 30, 2009 compared with 3.47% for the same period in 2008. Total personnel decreased to 169 at June 30, 2009 from 291 at June 30, 2008.
Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a financial services company, we continue to be impacted by the challenging economic environment. As a result, we proactively lowered expenses in the first quarter of 2009, including reducing our workforce by 17% and closing our two smallest satellite sales offices (Chicago and Utah). A total of 49 employees company-wide were affected as a result of the staff reductions in the first quarter of 2009. We incurred pretax severance costs in the three months ended March 31, 2009 of approximately $500,000 related to the staff reductions. The total annualized pretax salary cost savings that are expected to result from the reductions are estimated to be approximately $2.3 million.
During the second quarter of 2009, we announced a further workforce reduction of 24%, or 55 employees company-wide, including the closure of our Denver satellite office. We incurred pretax severance costs in the three months ended June 30, 2009 of approximately $700,000 related to these staff reductions. The total annualized pretax salary cost savings that are expected to result from these reductions are estimated to be approximately $2.9 million. Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.
In comparison, during the first quarter of 2008 we reduced our workforce by approximately 51 employees and incurred related pretax severance costs of approximately $501,000. The total annualized pretax cost savings resulting from this reduction were estimated to be approximately $2.6 million.
General and administrative expense. General and administrative expense decreased $707,000, or 17.7%, to $3.3 million for the three months ended June 30, 2009 from $4.0 million for the same period in 2008. General and administrative expense as an annualized percentage of average total finance receivables was 2.24% for the three-month period ended June 30, 2009, compared to 2.19% for the three-month period ended June 30, 2008. Selected major components of general and administrative expense for the three-month period ended June 30, 2009 included $761,000 of premises and occupancy expense, $282,000 of audit and tax expense, $229,000 of data processing expense and $13,000 of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended June 30, 2008 included $848,000 of premises and occupancy expense, $418,000 of audit and tax expense, $240,000 of data processing expense and $313,000 of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs decreased $176,000 to $55,000 for the three-month period ended June 30, 2009 compared to $231,000 for the same period in 2008, primarily due to decreased bank commitment fees.
Provision for credit losses. The provision for credit losses increased $263,000, or 4.0%, to $6.8 million for the three-month period ended June 30, 2009 from $6.5 million for the same period in 2008. The increase in the provision for credit losses was primarily the result of higher net charge-offs. Net charge-offs were $8.1 million for the three-month period ended June 30, 2009, compared to $5.7 million for the same period in 2008. Net charge-offs as a percentage of average total finance receivables increased to 5.54% during the three-month period ended June 30, 2009, from 3.14% for the same period in 2008. The allowance for credit losses increased to approximately $14.0 million at June 30, 2009, an increase of $1.1 million from $12.9 million at June 30, 2008.
Unfavorable economic trends have most significantly impacted the performance of rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. Though these industries comprised approximately 9% of the total portfolio at June 30, 2009, approximately 18% of the charge-off activity was related to these industries. Throughout 2007 and 2008, Marlin increased collection activities and strengthened underwriting criteria for these industries.
Provision for income taxes. Income tax expense of $434,000 was recorded for the three-month period ended June 30, 2009, compared to a provision of $1.0 million for the same period in 2008. The change is primarily attributable to the change in pretax income recorded for the three-month period ended June 30, 2009. The effective tax rate for the three-month period ended June 30, 2009 included a change in estimated effective tax rate for the year combined with a $60,000 benefit from adjustments relating to changes in estimates. Without these adjustments, our effective tax rate, which is a combination of federal and state income tax rates, was approximately 36% for the three-month period ended June 30, 2009, compared to 36.7% for the three-month period ended June 30, 2008. The change in estimated effective tax rate for the year is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.
Comparison of the Six-Month Periods Ended June 30, 2009 and 2008
Net income. Net income was $67,000 for the six-month period ended June 30, 2009, resulting in diluted earnings per share of $0.01. This net income includes an after-tax charge of approximately $400,000 due to the loss on derivatives. Excluding this after-tax charge, net income for the six-month period ended June 30, 2009 would have been $467,000, a decrease of $2.6 million, compared to $3.1 million of net income for the six-month period ended June 30, 2008. Diluted earnings per share excluding this after-tax charge would have been $0.04 for the six-month period ended June 30, 2009, compared to $0.25 for the six-month period ended June 30, 2008. The exclusion of the loss on derivatives removes the volatility resulting from derivatives activities subsequent to discontinuing hedge accounting in July 2008.
Excluding the after-tax loss on derivatives identified above, returns on average assets were 0.12% for the six-month period ended June 30, 2009, compared to 0.69% for the six-month period ended June 30, 2008. On the same basis, returns on average equity were 0.09% for the six-month period ended June 30, 2009, compared to 4.09% for the six-month period ended June 30 2008.
Also included in the net loss for the six-month period ended June 30, 2009 were after-tax charges of approximately $724,000, representing severance costs related to workforce reductions in the first six months of 2009, compared to after-tax severance costs of approximately $300,000 for the first six months of 2008.
The provision for credit losses increased $2.0 million, or 14.8%, to $15.5 million for the six-month period ended June 30, 2009 from $13.5 million for the same period in 2008. During the six months ended June 30, 2009, net interest and fee income decreased $5.2 million, primarily due to the combination of a 16.5% decrease in average total finance receivables partially offset by a 22 basis point increase in overall net interest and fee margin.
During the six months ended June 30, 2009, we generated 5,642 new leases with a cost of $52.1 million compared to 13,112 new leases with a cost of $133.0 million generated for the six months ended June 30, 2008. The reduction in volume was primarily due to our decision to proactively lower approval rates in response to economic conditions. Overall, our average net investment in total finance receivables at June 30, 2009 decreased 16.5% to $616.1 million compared to $737.7 million at June 30, 2008.
Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense, and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2009 and June 30, 2008.

	Six Months Ended June 30,
	2009			2008
	(Dollars in thousands)
	Average(1)		Average	Average(1)		Average
	Balance	Interest	Yields/Rates(2)	Balance	Interest	Yields/Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$43,543	$96	0.44%	$34,307	$445	2.59%
Restricted interest-earning deposits with banks	67,919	220	0.65	81,144	1,316	3.24
Net investment in leases(3)	605,903	35,436	11.70	721,561	42,061	11.66
Loans receivable(3)	10,185	601	11.80	16,153	1,001	12.39

Total interest-earning assets	727,550	36,353	9.99	853,165	44,823	10.51

Non-interest-earning assets:
Cash and due from banks	1,965			426
Property and equipment, net	2,927			3,282
Property tax receivables	3,837			4,209
Other assets(4)	11,371			23,000

Total non-interest-earning assets	20,100			30,917

Total assets	$747,650			$884,082

Interest-bearing liabilities:
Short-term borrowings(5)	$107,804	$2,647	4.91%	$15,413	$399	5.18%
Long-term borrowings(5)	384,104	11,283	5.87	670,997	19,046	5.68
Deposits	70,815	1,346	3.80	8,148	161	3.95

Total interest-bearing liabilities	562,723	15,276	5.43	694,558	19,606	5.65

Non-interest-bearing liabilities:
Fair value of derivatives	10,889			7,348
Sales and property taxes payable	7,618			9,108
Accounts payable and accrued expenses	4,429			8,033
Net deferred income tax liability	15,004			15,364

Total non-interest-bearing liabilities	37,940			39,853

Total liabilities	600,663			734,411

Stockholders’ equity	146,987			149,671

Total liabilities and stockholders’ equity	$747,650			$884,082

Net interest income		$21,077			$25,217
Interest rate spread(6)			4.56%			4.86%
Net interest margin(7)			5.79%			5.91%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.29%			122.84%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(4)	Includes operating leases.

(5)	Includes effect of transaction costs.

(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Six Months Ended June 30, 2009 Compared To Six Months Ended
	June 30, 2008
	Increase (Decrease) Due To:
	(Dollars in thousands)
	Volume(1)	Rate(1)	Total
Interest income:
Interest-earning deposits with banks	$95	$(444)	$(349)
Restricted interest-earning deposits with banks	(186)	(910)	(1,096)
Net investment in leases	(6,764)	139	(6,625)
Loans receivable	(354)	(46)	(400)
Total interest income	(6,358)	(2,112)	(8,470)

Interest expense:
Short-term borrowings	2,270	(22)	2,248
Long-term borrowings	(8,406)	643	(7,763)
Deposits	1,191	(6)	1,185
Total interest expense	(3,603)	(727)	(4,330)

Net interest income	(3,648)	(492)	(4,140)

(1)	Changes due to volume and rate are calculated independently for each line item presented. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the six-month periods ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Interest income	$36,353	$44,823
Fee income	9,414	10,487

Interest and fee income	45,767	55,310
Interest expense	15,276	19,606

Net interest and fee income	$30,491	$35,704

Average total finance receivables (1)	$616,089	$737,721

Percent of average total finance receivables:
Interest income	11.80%	12.15%
Fee income	3.06%	2.85%

Interest and fee income	14.86%	15.00%
Interest expense	4.96%	5.32%

Net interest and fee margin	9.90%	9.68%

(1)	Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.
Net interest and fee income decreased $5.2 million, or 14.6%, to $30.5 million for the six months ended June 30, 2009 from $35.7 million for the six months ended June 30, 2008. The annualized net interest and fee margin increased 22 basis points to 9.90% in the six-month period ended June 30, 2009 from 9.68% for the same period in 2008.

Interest income, net of amortized initial direct costs and fees, decreased $8.4 million, or 18.8%, to $36.4 million for the six-month period ended June 30, 2009 from $44.8 million for the six-month period ended June 30, 2008. The decrease in interest income was due principally to a 35 basis point decrease in average yield, combined with a 16.5% decrease in average total finance receivables, which decreased $121.6 million to $616.1 million at June 30, 2009 from $737.7 million at June 30, 2008. The decrease in average yield is primarily due to lower earnings on invested cash balances. The decrease in average total finance receivables is primarily due to our proactive decision to lower approval rates in response to economic conditions. The weighted average implicit interest rate on new finance receivables originated increased 125 basis points to 14.83% for the six-month period ended June 30, 2009 compared to 13.58% for the six-month period ended June 30, 2008.
Fee income decreased $1.1 million, or 10.5%, to $9.4 million for the six-month period ended June 30, 2009 from $10.5 million for the six-month period ended June 30, 2008. Fee income included approximately $2.8 million of net residual income for the six-month period ended June 30, 2009 compared to $3.0 million for the six-month period ended June 30, 2008. Fee income also included approximately $6.0 million in late fee income for the six-month period ended June 30, 2009 compared to $6.6 million for the six-month period ended June 30, 2008.
Fee income, as an annualized percentage of average total finance receivables, increased 21 basis points to 3.06% for the six-month period ended June 30, 2009 from 2.85% for the same period in 2008. Late fees remained the largest component of fee income at 1.94% as a percentage of average total finance receivables for the six-month period ended June 30, 2009 compared to 1.78% for the six-month period ended June 30, 2008. As a percentage of average total finance receivables, net residual income was 0.89% as a percentage of average total finance receivables for the six-month period ended June 30, 2009 compared to 0.82% for the six-month period ended June 30, 2008.
Interest expense decreased $4.3 million to $15.3 million for the six-month period ended June 30, 2009 from $19.6 million for the six-month period ended June 30, 2008. The decrease was primarily due to lower average total finance receivables combined with a shift in mix from long-term borrowings to less expensive short-term borrowings and deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 36 basis points to 4.96% for the six-month period ended June 30, 2009, from 5.32% for the same period in 2008.
Interest expense on short-term and long-term borrowings, as an annualized percentage of weighted average borrowings, was 5.42% for the six-month period ended June 30, 2009 compared to 5.43% for the same period in 2008. The lower cost reflects a shift in mix between fixed-rate term securitizations and variable-rate facilities and the sequentially increasing cost of the term securitizations. The average balance for our warehouse facilities was $107.8 million for the six months ended June 30, 2009 compared to $15.4 million for the same period ended June 30, 2008. The average total borrowing cost for our warehouse facilities was 4.68% for the six-month period ended June 30, 2009, compared to 4.37% for the same period in 2008. The increased cost was due to higher interest rates.
Interest costs on our term securitization borrowings issued in August 2005, September 2006 and October 2007 increased over those issued in 2004 due to the higher interest rate environment. The coupon rate on the October 2007 securitization also reflects higher credit spreads due to general tightening of credit caused by stress and volatility in the financial markets. Our term securitizations also include multiple classes of fixed-rate notes with the shorter term, lower coupon classes amortizing (maturing) faster then the longer term higher coupon classes. This causes the blended interest expenses related to these borrowings to change and generally increase over the terms of the borrowings. For the six months ended June 30, 2009, average term securitization borrowings outstanding were $384.2 million at a weighted average coupon of 5.63% compared to $669.3 million at a weighted average coupon of 5.45% for the same period in 2008.
The opening of our wholly-owned subsidiary, Marlin Business Bank, on March 12, 2008 provides an additional funding source. Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market. Interest expense on deposits was $1.3 million, or 3.80% as a percentage of weighted average deposits, for the six-month period ended June 30, 2009. The average balance of deposits was $70.8 million for the six-month period ended June 30, 2009.
Insurance income. Insurance income decreased $0.2 million to $2.9 million for the six-month period ended June 30, 2009 from $3.1 million for the six-month period ended June 30, 2008, primarily due to lower billings from lower total finance receivables.
Other income. Other income decreased $240,000 to $795,000 for the six-month period ended June 30, 2009 from $1.0 million for the six-month period ended June 30, 2008, primarily due to the impact of lower transaction volumes.

Gain (loss) on derivatives. Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by SFAS No. 133. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.
By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time.
For the six months ended June 30, 2009, the loss on derivatives was $661,000. This amount includes a loss of $1.1 million which represents the change in the fair value of derivative contracts during the period. These losses are based on the value of the derivative contracts at June 30, 2009 in a volatile market that is changing daily, and will not necessarily reflect the value at settlement.
During the second quarter of 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by SFAS No. 133. As a result, a $409,000 pretax ($246,000 after tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives for the six-month period ended June 30, 2009. The Company also terminated the related interest-rate swap agreement.
Salaries and benefits expense. Salaries and benefits expense decreased $1.3 million, or 10.7%, to $10.9 million for the six months ended June 30, 2009 from $12.2 million for the same period in 2008, primarily due to reduced headcount levels, partially offset by increased severance costs of approximately $699,000 as described below. Salaries and benefits expense, as a percentage of average total finance receivables, were 3.55% for the six-month period ended June 30, 2009 compared with 3.31% for the same period in 2008. Total personnel decreased to 169 at June 30, 2009 from 291 at June 30, 2008.
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
During the second quarter of 2009, we announced a further workforce reduction of 24%, or 55 employees company-wide, including the closure of our Denver satellite office. We incurred pretax severance costs in the three months ended June 30, 2009 of approximately $700,000 related to these staff reductions. The total annualized pretax salary cost savings that are expected to result from these reductions are estimated to be approximately $2.9 million. Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.
In comparison, during the first quarter of 2008 we reduced our workforce by approximately 51 employees and incurred related pretax severance costs of approximately $501,000. The total annualized pretax cost savings resulting from this reduction were estimated to be approximately $2.6 million.
General and administrative expense. General and administrative expense decreased $1.6 million, or 19.3%, to $6.7 million for the six months ended June 30, 2009 from $8.3 million for the same period in 2008. General and administrative expense as an annualized percentage of average total finance receivables was 2.17% for the six-month period ended June 30, 2009, compared to 2.25% for the six-month period ended June 30, 2008. Selected major components of general and administrative expense for the six-month period ended June 30, 2009 included $1.5 million of premises and occupancy expense, $580,000 of audit and tax expense, $450,000 of data processing expense and $81,000 of marketing expense. In comparison, selected major components of general and administrative expense for the six-month period ended June 30, 2008 included $1.7 million of premises and occupancy expense, $776,000 of audit and tax expense, $526,000 of data processing expense, and $921,000 of marketing expense.
Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs decreased $287,000 to $310,000 for the six-month period ended June 30, 2009 compared to $597,000 for the same period in 2008, primarily due to decreased bank commitment fees.

Provision for credit losses. The provision for credit losses increased $2.0 million, or 14.8%, to $15.5 million for the six-month period ended June 30, 2009 from $13.5 million for the same period in 2008. The increase in the provision for credit losses was primarily the result of higher net charge-offs. Net charge-offs were $16.8 million for the six-month period ended June 30, 2009, compared to $11.7 million for the same period in 2008. Net charge-offs as a percentage of average total finance receivables increased to 5.47% during the six-month period ended June 30, 2009, from 3.16% for the same period in 2008. The allowance for credit losses increased to approximately $14.0 million at June 30, 2009, an increase of $1.1 million from $12.9 million at June 30, 2008.
Unfavorable economic trends have most significantly impacted the performance of rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. Though these industries comprised approximately 9% of the total portfolio at June 30, 2009, approximately 18% of the charge-off activity was related to these industries. Throughout 2007 and 2008, Marlin increased collection activities and strengthened underwriting criteria for these industries.
Provision for income taxes. An income tax benefit of $57,000 was recorded for the six-month period ended June 30, 2009, compared to a provision of $2.1 million for the same period in 2008. The change is primarily attributable to the change in pretax income recorded for the six-month period ended June 30, 2009. The effective tax rate for the six-month period ended June 30, 2009 included a change in estimated effective tax rate for the year combined with a $60,000 benefit from adjustments relating to changes in estimates. Without these adjustments, our effective tax rate, which is a combination of federal and state income tax rates, was approximately 30% for the six-month period ended June 30, 2009, compared to 41% for the six-month period ended June 30, 2008. The change in estimated effective tax rate for the year is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.

FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans declined $114.0 million, or 17.0%, to $555.1 million at June 30, 2009, from $669.1 million at December 31, 2008. The Company is responding to current economic conditions with more restrictive credit standards. The Company’s leases are generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”
The chart below provides our asset quality statistics for the three- and six-month periods ended June 30, 2009 and 2008, and the year ended December 31, 2008:

					Year Ended
	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
	2009	2008	2009	2008	2008
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$15,309	$12,074	$15,283	$10,988	$10,988

Charge-offs	(8,944)	(6,565)	(18,342)	(13,248)	(30,231)
Recoveries	820	834	1,495	1,597	3,032

Net charge-offs	(8,124)	(5,731)	(16,847)	(11,651)	(27,199)
Provision for credit losses	6,793	6,530	15,542	13,536	31,494

Allowance for credit losses, end of period(1)	$13,978	$12,873	$13,978	$12,873	$15,283

Annualized net charge-offs to average total finance receivables (2)	5.54%	3.14%	5.47%	3.16%	3.80%
Allowance for credit losses to total finance receivables, end of period (2)	2.52%	1.79%	2.52%	1.79%	2.30%

Average total finance receivables (2)	$586,608	$730,267	$616,089	$737,721	$715,649
Total finance receivables, end of period (2)	$554,712	$719,924	$554,712	$719,924	$664,902

Delinquencies greater than 60 days past due	$14,579	$9,687	$14,579	$9,687	$12,203
Delinquencies greater than 60 days past due (3)	2.32%	1.16%	2.32%	1.16%	1.59%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	95.88%	132.89%	95.88%	132.89%	125.24%

Non-accrual leases and loans, end of period	$7,650	$4,704	$7,650	$4,704	$6,380
Renegotiated leases and loans, end of period	$6,567	$8,143	$6,567	$8,143	$8,256
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$105	$74	$316	$209	$711
Interest income excluded on non-accrual leases and loans(5)	$168	$121	$367	$229	$525

(1)	The allowance for credit losses allocated to loans at June 30, 2009, June 30, 2008 and December 31, 2008, was $864,000, $771,000 and $881,000, respectively.

(2)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded. Total finance receivables at December 31, 2008 have been restated as described in Note 15 to the Consolidated Financial Statements.

(3)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans and factoring receivables.

(4)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.

(5)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.
Net investments in finance receivables are charged-off when they are contractually past due for 121 days and are reported net of recoveries. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

Net charge-offs for the three months ended June 30, 2009 were $8.1 million, or 5.54% of average total finance receivables, compared to $8.7 million, or 5.40% of average total finance receivables, for the three months ended March 31, 2009. Net charge-offs for the three months ended June 30, 2008 were $5.7 million, or 3.14% of average total finance receivables. Approximately one-half of the 2.40% increase from the second quarter of 2008 was related to the impact on the calculation of the decrease in average total finance receivables, and approximately one-half of the percentage increase was due to the $2.4 million increase in net charge-offs.
Net charge-offs for the six months ended June 30, 2009 were $16.8 million, or 5.47% of average total finance receivables. Net charge-offs for the six months ended June 30, 2008 were $11.7 million, or 3.16% of average total finance receivables. Approximately two-thirds of the 2.31% increase from the second quarter of 2008 was related to the $5.2 million increase in net charge-offs, and approximately one-third of the increase was due to the impact on the calculation of the decrease in average total finance receivables. The increase in net charge-offs during the first six months of 2009 compared to prior periods is primarily due to continued worsening general economic trends.
The Company’s net charge-offs began increasing during 2007, primarily due to worsening general economic trends from the favorable experience of 2006. These trends have continued to worsen during 2008 and 2009. The economic environment has most significantly impacted the performance of interest rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. Though these industries comprised approximately 9% of the total portfolio at June 30, 2009, approximately 18% of the charge-off activity for the six months ended June 30, 2009 was related to these industries. During 2007 and 2008, the Company increased collections activities and strengthened underwriting criteria for these industries and for the geographical areas most affected by these industries, specifically California and Florida. These trends continue to be closely monitored. In addition, during 2009 the Company discontinued substantially all origination activity from indirect origination channels, due to the higher credit risk associated with these channels.
Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables) were 2.32% at June 30, 2009, 2.38% at March 31, 2009 and 1.59% at December 31, 2008. Worsening general economic trends have resulted in increased delinquencies, as discussed above. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com .
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
RESIDUAL PERFORMANCE
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. Based on the minimum lease payments receivable as of June 30, 2009, approximately 73% of our leases were one dollar purchase option leases, 24% were fair market value leases and 3% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of June 30, 2009, there were $48.3 million of residual assets retained on our Consolidated Balance Sheet, of which $38.9 million, or 80.5%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of June 30, 2009 and December 31, 2008, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.7 million for each of the three month periods ended June 30, 2009 and June 30, 2008. For the six months ended June 30, 2009, renewal income net of depreciation totaled $3.5 million compared to $3.4 million for the six months ended June 30, 2008. For the three months ended June 30, 2009, net losses on residual values disposed at end of term totaled $431,000 compared to net losses of $221,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, net losses on residual values disposed at end of term totaled $764,000 compared to net losses of $394,000 for the six months ended June 30, 2008. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the term.

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
We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third-party financing to fund our operations:
•	borrowings under a revolving or short-term bank facility;

•	financing of leases and loans in CP conduit warehouse facilities;

•	financing of leases through term note securitizations; and

•	FDIC-insured brokered certificates of deposit issued by our wholly-owned subsidiary, Marlin Business Bank (MBB).
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base. From its opening to June 30, 2009, MBB has funded $109.3 million of leases and loans through its initial capitalization of $12 million and its issuance of $92.1 million in FDIC insured deposits at an average borrowing rate of 3.94%.
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
New originations, other than those originated by MBB, have generally been funded in the short-term with cash from operations or through borrowings under our revolving bank facility or our CP conduit warehouse facility. Historically, we have executed a term note securitization approximately once a year to refinance and relieve the bank revolver and CP conduit warehouse facility. Due to the impact on borrowing costs from unfavorable market conditions and the available capacity in our warehouse facilities at that time, the Company elected not to complete a fixed-rate term note securitization in 2008. As of June 30, 2009, we had $98.1 million in borrowings outstanding under our CP conduit warehouse facility. The CP conduit facility had a termination date of March 15, 2009, and was subsequently amended to terminate on March 30, 2010. Borrowings under the CP conduit facility are currently being amortized and there is no available borrowing capacity in the facility. The revolving bank facility had a termination date of March 31, 2009, and was subsequently amended to a short-term borrowing facility which was paid off on its revised termination date of June 29, 2009.

Net cash provided by investing activities was $90.7 million for the six-month period ended June 30, 2009, compared to net cash provided by investing activities of $93.1 million for the six-month period ended June 30, 2008. Investing activities primarily relate to lease origination activity and restricted interest-earning deposits with banks.
Net cash used by financing activities was $103.9 million for the six-month period ended June 30, 2009, compared to net cash used by financing activities of $112.4 million for the six-month period ended June 30, 2008. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $26.4 million for the six-month period ended June 30, 2009, compared to net cash provided by operating activities of $25.6 million for the six-month period ended June 30, 2008.
We expect cash from operations, additional borrowings on existing and future credit facilities, funds from brokered certificates of deposit and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth. Our debt to equity ratio was 3.43:1 at June 30, 2009 and 4.14:1 at December 31, 2008.
Total Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We have traditionally funded our originations and growth using advances under our revolving bank facility, our CP conduit warehouse facility and brokered certificates of deposit. Total cash and cash equivalents available as of June 30, 2009 was $53.5 million compared to $40.3 million at December 31, 2008.
As of June 30, 2009, we also had $67.8 million of cash that was classified as restricted interest-earning deposits with banks, compared to $66.2 million at December 31, 2008. Restricted interest-earning deposits with banks consists primarily of advance payment accounts related to our term note securitizations.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving or short-term credit facilities and long-term debt consist of the following:

	For the Six Months Ended June 30, 2009				As of June 30, 2009
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity
	(Dollars in thousands)
Revolving or short-term bank facility(1)	$—	$16,839	$8,841	2.92%	$—	5.81%	$—
CP conduit warehouse facility(2)	—	111,380	98,963	4.84%	98,132	5.03%	—
Term note securitizations(3)	—	419,167	384,200	5.63%	328,071	5.66%	—

	$—		$492,004	5.42%	$426,203	5.51%	$—

(1)	Paid off and not renewed at June 29, 2009. Therefore, there was no unused capacity at June 30, 2009.

(2)	Converted from a revolving facility to an amortizing facility in March, 2009.

(3)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.

Revolving Bank Facility/Short-term Bank Facility
As of December 31, 2008, the Company had a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings. The revolving bank facility had a termination date of March 31, 2009, and was subsequently amended to a short-term borrowing facility scheduled to terminate on June 29, 2009. The Company elected to pay off the balance outstanding at the termination date. Therefore, there were no outstanding borrowings under this facility at June 30, 2009. There were $20.0 million of outstanding borrowings under this facility at December 31, 2008. For the six months ended June 30, 2009 and the year ended December 31, 2008, the Company incurred commitment fees on the unused portion of the credit facility of $39,000 and $138,000, respectively.
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
This facility was scheduled to expire in March 2009, and was amended to (1) extend the termination date to March 30, 2010, (2) convert the facility from a revolving facility to an amortizing facility, and (3) revise the interest rate margin and fees. There were $98.1 million of outstanding borrowings under this facility at June 30, 2009 and there were $81.9 million of borrowings outstanding under this facility at December 31, 2008. There is no additional borrowing capacity under this facility. For the six months ended June 30, 2009, the weighted average interest rate was 4.84%. For the year ended December 31, 2008, the weighted average interest rate was 5.37%.
The facility requires that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest-rate cap agreements.
Term Note Securitizations
Since our founding through June 30, 2009, we have completed nine on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned, special purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facility primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and because the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. At June 30, 2009 and at December 31, 2008, outstanding term securitizations amounted to $328.1 million and $441.4 million, respectively.

Financial Covenants
Under the short-term bank facility, CP conduit warehouse facility and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions. Some of the critical financial and credit quality covenants under our borrowing arrangements as of June 30, 2009 include:

	Actual(1)	Requirement
Tangible net worth minimum	$132.4 million	$89.6 million
Debt-to-equity ratio maximum	3.62 to 1	10.0 to 1
Four-quarter rolling average interest coverage ratio minimum	1.78 to 1	1.50 to 1

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.
A change in the Chief Executive Officer or Chief Operating Officer is an event of default under the short-term bank facility and CP conduit warehouse facility unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of service termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the CP conduit warehouse facility contain a cross default provision whereby certain defaults under a term note securitization would also be an event of default. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.
None of the Company’s debt facilities contain subjective acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under conditions that are not objectively determinable (for example, “if a material adverse change occurs”).
As of June 30, 2009, the Company was in compliance with the terms of the CP conduit warehouse facility and the term securitization agreements.
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
At June 30, 2009, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.54%, 15.68% and 16.65%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively. At June 30, 2009, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 20.12%, 24.36% and 25.63%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.
Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at June 30, 2009 was $14.4 million, which qualifies for “well capitalized” status. We are seeking to modify the Order issued when MBB became an industrial bank to eliminate certain inconsistencies between the Order and the FRB Approval of MBB as a commercial bank, specifically those that restrict the growth of the bank during its first three years of operations.
Information on Stock Repurchases
Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds,” herein.
Contractual Obligations (excluding Deposits)
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of June 30, 2009 were as follows:

	Contractual Obligations as of June 30, 2009
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2009	$122,320	$8,523	$6	$863	$18	$131,730
2010	207,801	9,880	11	1,575	35	219,302
2011	69,793	3,752	8	1,431	35	75,019
2012	24,280	816	4	1,461	18	26,579
2013	1,802	56	4	623	—	2,485
Thereafter	207	15	4	—	—	226

Total	$426,203	$23,042	$37	$5,953	$106	$455,341

(1)	Includes interest on term note securitizations only. Excludes interest on $98.1 million of CP conduit warehouse facility.

MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 5.3% to 23.3%, and averaged 16.8%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization. At June 30, 2009, $98.1 million, or 23.0%, of our borrowings were variable-rate borrowings.
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
While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in gain (loss) on derivatives. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
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
During the second quarter of 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by SFAS No. 133. As a result, a $409,000 pretax ($246,000 after tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives for the three-month period ended June 30, 2009. The Company also terminated the related interest-rate swap agreement.
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
The tables in Note 9 of the Company’s Consolidated Financial Statements summarize specific information regarding the active and terminated interest-rate swap agreements described above.
The Company recorded a gain (loss) on derivatives activities for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Change in fair value of derivatives contracts	$237	$—	(1,070)	$—
Cash flow hedging gains on forecasted transactions no longer probable of occurring(1)	409	—	409	—

Gain (loss) on derivatives	$646	$—	$(661)	$—

(1)	Reclassified from accumulated other comprehensive income
The fair value of derivatives at June 30, 2009 represents their value at that specific point in time, and will not necessarily reflect the value at settlement due to inherent volatility in the financial markets.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $221,000 and $53,000 as of June 30, 2009 and December 31, 2008, respectively. The notional amount of interest-rate caps owned as of June 30, 2009 and December 31, 2008 was $148.6 million and $175.8 million, respectively. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. There were no outstanding notional amounts for interest-rate cap agreements sold at June 30, 2009. The notional amount of interest-rate cap agreements sold was $165.5 million at December 31, 2008. The fair value of interest-rate cap agreements sold is recorded in other liabilities at $40,000 as of December 31, 2008. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.
The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of June 30, 2009.

	Scheduled Maturities by Calendar Year
						Total
					2013 &	Carrying
	2009	2010	2011	2012	Thereafter	Amount
			(Dollars in thousands)
Debt:
Fixed-rate debt	$95,776	$136,213	$69,793	$24,280	$2,009	$328,071
Average fixed rate	5.61%	5.80%	6.05%	6.44%	6.95%	5.85%
Variable-rate debt	$26,544	$71,588	$—	$—	$—	$98,132
Average variable rate	5.03%	5.03%	—	—	—	5.03%
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

For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended June 30, 2009 would have been to reduce net interest and fee income by approximately $820,000 based on our average variable-rate borrowings of approximately $82.0 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. The impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our interest-rate swap agreements are indexed would have resulted in an estimated change in fair value of approximately $2.9 million at June 30, 2009, which would have been reflected as a loss in the gain (loss) on derivatives in the consolidated statements of operations.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
On June 16, 2008, the FASB issued FASB Staff Position No. Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities to be included in the computation of earnings per share (“EPS”) using the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.
In this report for the quarterly period ended June 30, 2009, the Company has retrospectively adjusted its earnings per share data to conform with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 resulted in an increase of approximately 2% in the weighted average number of shares used in computing basic and diluted EPS for the three- and six-month periods ended June 30, 2008.
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This Staff Position provides additional guidance in determining whether a market for a financial asset is inactive and, if so, whether transactions in that market are distressed, in order to determine whether an adjustment to quoted prices is necessary to estimate fair value in accordance with SFAS No. 157. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP FAS 157-4 did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). This Staff Position requires disclosures pursuant to SFAS No. 107 about the fair value of an entity’s financial instruments, whenever financial information is issued for interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Accordingly, the Company has included these disclosures in its Notes to Consolidated Financial Statements.
In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 defines the circumstances under which these events or transactions should be recognized or disclosed in financial statements. It also requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.
SFAS No. 165 is effective for interim or annual reporting periods ending after June 15, 2009. Therefore, the Company has incorporated this disclosure in its Notes to Consolidated Financial Statements. The adoption of SFAS No. 165 did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.
In June 2009, the FASB issued two standards changing the accounting for securitizations. FASB Statement No. 166, Accounting for Transfers of Financial Assets is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It also changes the requirements for derecognizing financial assets, and requires additional disclosures.

FASB Statement 167, Amendments to FASB Interpretation No. 46(R), is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 requires additional disclosures about involvement with variable interest entities, the related risk exposure due to that involvement, and the impact on the entity’s financial statements.
SFAS No. 166 and SFAS No. 167 will be effective for the Company on January 1, 2010. Early application is not permitted. The adoption of SFAS No. 166 and SFAS No. 167 is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There were no shares of common stock repurchased by the Company pursuant to the above plan during the second quarter of 2009. As of June 30, 2009, the maximum approximate dollar value of shares that may yet be purchased under the stock repurchase plan is $10.7 million.
In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 7,838 shares repurchased pursuant to the 2003 Plan during the second quarter of 2009, at an average cost of $3.88.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Marlin Business Services Corp. Compensation Policy for Non-Employee Independent Directors (3)

10.2	Third Amendment to the Amended and Restated Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Finance Facility Agreement, dated as of March 31, 2009, among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II, LLC, JPMorgan Chase Bank, N.A., as the agent and Wells Fargo Bank, N.A., as the trustee (3)

10.3	Sixth Amendment to the Second Amended and Restated Warehouse Revolving Credit Facility Agreement, dated as of March 31, 2009, among Marlin Leasing Corporation, the financial institutions that are party thereto as lenders, and National City Bank, as agent for the lenders (3)

10.4	Consent and Amendment to the Amended and Restated Series 2002-A Supplement, dated as of June 29, 2009, among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II, LLC, JPMorgan Chase Bank, N.A., as the agent, and Wells Fargo Bank Minnesota, N.A., as the trustee (4)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

(1)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.

(2)	Previously filed with the SEC as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003 and incorporated by reference herein.

(3)	Previously filed with the SEC as an exhibit to the Company’s Form 8-K dated April 2, 2009, and incorporated by reference herein.

(4)	Previously filed with the SEC as an exhibit to the Company’s Form 8-K dated July 2, 2009, and incorporated by reference herein.

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

Date: August 10, 2009