Form 10-Q
period 2009-09-30
MARLIN BUSINESS SERVICES CORP
filed 2009-11-03
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
At October 29, 2009, 12,640,495 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2009

Page No.

Part I — Financial Information	2-53

Item 1 Condensed Consolidated Financial Statements (Unaudited)	2-25

Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 (as restated)	2

Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2009 and 2008	3

Condensed Consolidated Statements of Stockholders’ Equity for the nine-month period ended September 30, 2009 and the year ended December 31, 2008 (as restated)	4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6-25

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-53

Item 3 Quantitative and Qualitative Disclosure about Market Risk	53

Item 4 Controls and Procedures	53

Part II — Other Information	54-55

Item 1 Legal Proceedings	54

Item 1A Risk Factors	54

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3 Defaults upon Senior Securities	54

Item 4 Submission of Matters to a Vote of Security Holders	54-55

Item 5 Other Information	55

Item 6 Exhibits	55

Signatures	56

RULE 13a-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER
RULE 13a-14(a) CERTIFICATION OF CHIEF FINANCIAL OFFICER
RULE 13a-14(b) CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

		December 31,
		2008
	September 30,	(as restated,
	2009	see Note 15)
	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$2,562	$1,604
Interest-earning deposits with banks	47,879	38,666

Total cash and cash equivalents	50,441	40,270
Restricted interest-earning deposits with banks	64,920	66,212
Net investment in leases and loans	499,556	669,109
Property and equipment, net	2,635	2,961
Property tax receivables	885	3,120
Other assets	9,620	12,759

Total assets	$628,057	$794,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$87,860	$101,923
Long-term borrowings	275,106	441,385
Deposits	80,060	63,385
Other liabilities:
Fair value of derivatives	9,851	11,528
Sales and property taxes payable	6,779	6,540
Accounts payable and accrued expenses	7,626	7,926
Net deferred income tax liability	13,317	15,119

Total liabilities	480,599	647,806

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,616,826 and 12,246,405 shares issued and outstanding, respectively	126	122
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	84,242	83,671
Stock subscription receivable	(3)	(5)
Accumulated other comprehensive income (loss)	(152)	167
Retained earnings	63,245	62,670

Total stockholders’ equity	147,458	146,625

Total liabilities and stockholders’ equity	$628,057	$794,431

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per-share data)

Interest income	$15,591	$21,062	$51,944	$65,884
Fee income	4,288	5,534	13,702	16,021

Interest and fee income	19,879	26,596	65,646	81,905
Interest expense	6,448	8,790	21,724	28,396

Net interest and fee income	13,431	17,806	43,922	53,509
Provision for credit losses	5,951	8,602	21,493	22,137

Net interest and fee income after provision for credit losses	7,480	9,204	22,429	31,372

Other income:
Insurance income	1,186	1,609	4,051	4,715
Gain (loss) on derivatives	(1,164)	(3,280)	(1,825)	(3,280)
Other income	409	424	1,205	1,459

Other income (loss)	431	(1,247)	3,431	2,894

Other expense:
Salaries and benefits	4,051	5,620	14,994	17,835
General and administrative	3,076	3,333	9,761	11,629
Financing related costs	51	370	361	967

Other expense	7,178	9,323	25,116	30,431

Income (loss) before income taxes	733	(1,366)	744	3,835
Income tax expense (benefit)	225	(425)	169	1,718

Net income (loss)	$508	$(941)	$575	$2,117

Basic earnings (loss) per share	$0.04	$(0.08)	$0.05	$0.17
Diluted earnings (loss) per share	$0.04	$(0.08)	$0.05	$0.17

Weighted average shares used in computing basic earnings per share	12,607,147	11,843,300	12,499,578	12,199,081
Weighted average shares used in computing diluted earnings per share	12,649,800	11,843,300	12,522,685	12,258,415
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)

Balance, December 31, 2007 (as restated, see Note 15)	12,201,304	$122	$84,429	$(7)	$(3,130)	$67,900	$149,314
Issuance of common stock	36,360	—	148	—	—	—	148
Repurchase of common stock	(333,759)	(3)	(2,380)	—	—	—	(2,383)
Exercise of stock options	46,616	—	145	—	—	—	145
Tax benefit on stock options exercised	—	—	102	—	—	—	102
Stock option compensation recognized	—	—	304	—	—	—	304
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	295,884	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	926	—	—	—	926
Net change related to derivatives, net of tax	—	—	—	—	3,297	—	3,297
Net income (loss)	—	—	—	—	—	(5,230)	(5,230)

Balance, December 31, 2008 (as restated, see Note 15)	12,246,405	$122	$83,671	$(5)	$167	$62,670	$146,625
Issuance of common stock	17,750	1	53	—	—	—	54
Repurchase of common stock	(102,614)	(1)	(399)	—	—	—	(400)
Exercise of stock options	11,327	—	44	—	—	—	44
Tax benefit on stock options exercised	—	—	5	—	—	—	5
Stock option compensation recognized	—	—	216	—	—	—	216
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	443,958	4	(4)	—	—	—	—
Restricted stock compensation recognized	—	—	656	—	—	—	656
Net change related to derivatives, net of tax	—	—	—	—	(319)	—	(319)
Net income	—	—	—	—	—	575	575

Balance, September 30, 2009	12,616,826	$126	$84,242	$(3)	$(152)	$63,245	$147,458

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$575	$2,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,844	2,160
Stock-based compensation	1,006	843
Excess tax benefits from stock-based payment arrangements	(5)	(102)
Amortization of deferred net loss (gain) on cash flow hedge derivatives	113	(153)
Change in fair value of derivatives	(997)	2,160
Cash flow hedge losses (gains) reclassified from accumulated other comprehensive income	(642)	1,120
Provision for credit losses	21,493	22,137
Net deferred income taxes	(1,726)	(1,381)
Amortization of deferred initial direct costs and fees	9,482	12,630
Deferred initial direct costs and fees	(2,039)	(8,055)
Loss on equipment disposed	1,259	638
Effect of changes in other operating items:
Other assets	4,933	360
Other liabilities	(935)	1,257

Net cash provided by operating activities	34,361	35,731

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(68,904)	(198,456)
Principal collections on leases and loans	207,923	232,812
Security deposits collected, net of refunds	(3,415)	(1,998)
Proceeds from the sale of equipment	3,754	4,134
Acquisitions of property and equipment	(366)	(639)
Change in restricted interest-earning deposits with banks	1,292	76,776

Net cash provided by investing activities	140,284	112,629

Cash flows from financing activities:
Issuances of common stock	56	96
Repurchases of common stock	(400)	(1,999)
Exercise of stock options	44	145
Excess tax benefits from stock-based payment arrangements	5	102
Debt issuance costs	(512)	(46)
Term securitization repayments	(166,279)	(261,932)
Secured bank facility advances	4,192	69,104
Secured bank facility repayments	(24,240)	(34,276)
Warehouse advances	37,938	25,911
Warehouse repayments	(33,153)	(5,978)
Other short-term borrowing advances	2,200	—
Other short-term borrowing repayments	(1,000)	—
Increase in deposits	16,675	47,172

Net cash used in financing activities	(164,474)	(161,701)

Net increase (decrease) in total cash and cash equivalents	10,171	(13,341)
Total cash and cash equivalents, beginning of period	40,270	38,708

Total cash and cash equivalents, end of period	$50,441	$25,367

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$20,546	$27,136
Cash paid for income taxes	$806	$2,660
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Organization
Description
Through its principal operating subsidiary, Marlin Leasing Corporation, Marlin Business Services Corp. provides equipment leasing and working capital solutions nationwide, primarily to small businesses in a segment of the equipment leasing market commonly referred to as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers and certain commercial and industrial equipment. Effective March 12, 2008, the Company also opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB currently provides diversification of the Company’s funding sources through the issuance of certificates of deposit. Marlin Business Services Corp. is managed as a single business segment.
References to the “Company”, “we”, “us”, and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2009 and the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008, and cash flows for the nine-month periods ended September 30, 2009 and 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. The consolidated results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results for the respective full years or any other period. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation, pursuant to the requirements of the Securities and Exchange Commission’s Regulation S-X, Article 9, applicable to bank holding companies.
FASB Accounting Standards Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the FASB Accounting Standards Codification (“ASC”) would become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) (other than guidance issued by the SEC), superseding all other accounting literature except that issued by the SEC. The Codification does not change U.S. GAAP. However, as a result, only one level of authoritative U.S. GAAP exists. All other literature is considered non-authoritative. The FASB ASC is effective for interim and annual periods ending on or after September 15, 2009. Therefore, we have changed the way specific accounting standards are referenced in our condensed consolidated financial statements.
Use of estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, performance assumptions for stock-based compensation awards, the probability of forecasted transactions, the fair value of financial instruments and income taxes. Actual results could differ from those estimates.
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
Initial direct costs and fees. We defer initial direct costs incurred and fees received to originate our leases and loans in accordance with the Receivables Topic and the Nonrefundable Fees and Other Costs Subtopic of the FASB ASC. The initial direct costs and fees we defer are part of the net investment in leases and loans, and are amortized to interest income using the effective interest method. We defer third party commission costs as well as certain internal costs directly related to the origination activity. Costs subject to deferral include evaluating the prospective customer’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating terms, preparing and processing documents and closing the transaction. The fees we defer are documentation fees collected at inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease and loan portfolios.
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
Allowance for credit losses. In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross section of variables including industry, geography, equipment type, obligor and vendor. To project probable net credit losses, we perform a migration analysis of delinquent and current accounts based on historic loss experience. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. In addition to the migration analysis, we also consider other factors including recent trends in delinquencies and charge-offs; accounts filing for bankruptcy; account modifications; recovered amounts; forecasting uncertainties; the composition of our lease and loan portfolios; economic conditions; and seasonality. The various factors used in the analysis are reviewed periodically, and no less frequently than each quarter. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.
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

Securitizations. Since inception, the Company has completed nine term note securitizations of which six have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under the Transfers and Servicing Topic of the FASB ASC, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
Derivatives. The Derivatives and Hedging Topic of the FASB ASC requires recognition of all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to the accounting standard.
Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term securitization. The derivative gain or loss recognized in accumulated other comprehensive income is then reclassified into earnings as an adjustment to interest expense over the terms of the related borrowings.
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
The Fair Value Measurements and Disclosures Topic of the FASB ASC establishes a framework for measuring fair value under U.S. GAAP and requires certain disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in a orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data.
Common stock and equity. On November 2, 2007, the Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, the Company is authorized to repurchase common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par charged against any available additional paid-in capital.
Stock-based compensation. The Compensation—Stock Compensation Topic of the FASB ASC establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees, except for equity instruments held by employee share ownership plans.
Income taxes. The Income Taxes Topic of the FASB ASC requires the use of the asset and liability method under which deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

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
At September 30, 2009, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
Earnings per share. The Company follows guidance previously promulgated in SFAS No. 128, Earnings Per Share, as clarified by the requirements of FASB Staff Position No. Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which were both subsequently incorporated in the Earnings Per Share Topic of the FASB ASC. This guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities to be included in the computation of earnings per share using the two-class method. The guidance was effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period using the two-class method, which includes our unvested restricted stock awards as participating securities. Diluted earnings per share is computed based on the weighted average number of common shares outstanding for the period using the two-class method, which includes our unvested restricted stock awards as participating securities, and the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, into shares of Common Stock as if those securities were exercised or converted.
In this report for the quarterly period ended September 30, 2009, the Company has retrospectively adjusted its earnings per share data to conform with the provisions of FSP EITF 03-6-1, as incorporated in the Earnings Per Share Topic of the FASB ASC. The adoption of these provisions resulted in an increase of approximately 2% in the weighted average number of shares used in computing basic and diluted earnings per share for the nine-month period ended September 30, 2008. There was no change in the weighted average number of shares used in computing basic and diluted loss per share for the three-month period ended September 30, 2008 because the inclusion of additional shares would have been anti-dilutive.

NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

		December 31,
		2008
	September 30,	(As restated,
	2009	see Note 15)
	(Dollars in thousands)
Minimum lease payments receivable	$552,398	$752,802
Estimated residual value of equipment	46,158	51,197
Unearned lease income, net of initial direct costs and fees deferred	(83,977)	(119,775)
Security deposits	(8,750)	(12,165)
Loans, including unamortized deferred fees and costs	6,020	12,333
Allowance for credit losses	(12,293)	(15,283)

	$499,556	$669,109

At September 30, 2009, a total of $446.9 million of minimum lease payments receivable are assigned as collateral for short-term and long-term borrowings.
Initial direct costs net of fees deferred were $12.1 million and $19.5 million as of September 30, 2009 and December 31, 2008, respectively, and are netted in unearned income and will be amortized to income using the level yield method. At September 30, 2009 and December 31, 2008, $37.3 million and $40.5 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets were related to copiers.
Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of September 30, 2009:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)
Period Ending December 31:
2009	$71,310	$14,542
2010	233,920	39,490
2011	146,606	19,809
2012	71,651	7,841
2013	25,523	2,101
Thereafter	3,388	194

	$552,398	$83,977

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of September 30, 2009 and December 31, 2008, the Company maintained total finance receivables which were on a non-accrual basis of $5.2 million and $6.4 million, respectively. As of September 30, 2009 and December 31, 2008, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $5.4 million and $8.3 million, respectively.

NOTE 4 — Allowance for Credit Losses
Net investments in leases and loans are charged-off when they are contractually past due for 121 days based on the historical net loss rates realized by the Company.
Activity in this account is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$13,978	$12,873	$15,283	$10,988

Charge-offs	(8,605)	(7,671)	(26,947)	(20,918)
Recoveries	969	535	2,464	2,132

Net charge-offs	(7,636)	(7,136)	(24,483)	(18,786)
Provision for credit losses	5,951	8,602	21,493	22,137

Allowance for credit losses, end of period	$12,293	$14,339	$12,293	$14,339

NOTE 5 — Other Assets
Other assets are comprised of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Income taxes receivable	$3,053	$4,136
Accrued fees receivable	3,463	3,559
Deferred transaction costs	1,004	1,375
Prepaid expenses	680	1,990
Other	1,420	1,699

	$9,620	$12,759

NOTE 6 — Commitments and Contingencies
The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 7 — Deposits
Effective March 12, 2008, the Company opened MBB. MBB currently provides diversification of the Company’s funding sources through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit, primarily raised nationally through various brokered deposit relationships and directly from other financial institutions. As of September 30, 2009, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2009	$10,656
2010	23,430
2011	19,563
2012	15,436
2013	8,824
Thereafter	2,151

$80,060

All time deposits are in denominations of less than $250,000 and are all fully insured by the FDIC. The weighted average all-in interest rate of deposits outstanding at September 30, 2009 was 3.45%.

NOTE 8 — Short-term and Long-term Borrowings
Borrowings with an original maturity of less than one year are classified as short-term borrowings. The Company’s revolving and short-term credit facilities (secured bank facility and commercial paper (“CP”) conduit warehouse facility) are classified as short-term borrowings, along with MBB’s federal funds purchased. Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations are classified as long-term borrowings.
On June 29, 2009, the Company terminated the secured bank facility and paid off the outstanding balance. In March 2009, the CP conduit warehouse facility was converted from a revolving facility to an amortizing facility, scheduled to mature in March 2010.
Scheduled principal and interest payments on outstanding borrowings as of September 30, 2009 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)
Period Ending December 31,
2009	$60,008	$7,138
2010	207,909	7,914
2011	68,901	2,750
2012	24,139	470
2013	1,878	28
Thereafter	131	1

	$362,966	$18,301

(1)
Includes interest on term note securitizations only. Excludes interest on the $86.7 million balance of the CP conduit warehouse facility and interest on the $1.2 million balance of federal funds purchased.

NOTE 9 — Derivative Financial Instruments
The Company uses derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to U.S. GAAP.
The Company has entered into various forward starting interest-rate swap agreements related to anticipated term note securitization transactions. Prior to July 1, 2008, these interest-rate swap agreements were designated and accounted for as cash flow hedges of specific term note securitization transactions, as prescribed by U.S. GAAP. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term securitization.
These hedges were expected to be highly effective in offsetting the changes in cash flows of the forecasted transactions, and this expected relationship was documented at the inception of each hedge. Prior to July 1, 2008, expected hedge effectiveness was assessed using the dollar-offset “change in variable cash flows” method which involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable side of the interest-rate swap to the present value of the cumulative change in the expected future cash flows on the hedged floating-rate asset or liability. The Company retrospectively measured ineffectiveness using the same methodology. The gain or loss from the effective portion of a derivative designated as a cash flow hedge was recorded net of tax effects in other comprehensive income and the gain or loss from the ineffective portion was reported in earnings.
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

For the forecasted transactions that are probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of September 30, 2008 will be reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income is recognized in earnings immediately.
During 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. As a result, a $233,000 pretax ($141,000 after-tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives for the three-month period ended September 30, 2009. For the nine-month period ended September 30, 2009, a $642,000 pretax ($387,000 after-tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives.

The following tables summarize specific information regarding the active and terminated interest-rate swap agreements described above:
For Active Agreements:

	March,	January,	December,	August,	August,
Inception Date	2008	2008	2007	2007	2006

	October,	October,	October,	October,	October,
Commencement Date	2009	2009	2009	2008	2008
	(Dollars in thousands)

Notional amount:
September 30, 2009	$—	$25,000	$100,000	$50,000	$50,000
December 31, 2008	$25,000	$25,000	$100,000	$50,000	$50,000
For active agreements:
Fair value recorded in other assets (liabilities)
September 30, 2009	$—	$(1,209)	$(5,109)	$(1,678)	$(1,855)
December 31, 2008	$(653)	$(922)	$(3,955)	$(2,823)	$(3,175)
Unrealized gain, net of tax, recorded in equity
September 30, 2009	$—	$—	$143	$—	$—
December 31, 2008	$246	$93	$190	$—	$—
For Terminated Agreements:

			August,		October/
	March,	August,	2006/August,	June/September,	December,
Inception Date	2008	2006/2007	2007	2005	2004

	October,	October,	October,	September,	August,
Commencement Date	2009	2008	2007	2006	2005

		September/
	May,	October,	October,	September,	August,
Termination Date	2009	2008	2007	2006	2005
	(Dollars in thousands)
Notional amount	$25,000	$100,000	$300,000	$225,000	$250,000
Realized gain (loss) at termination	$(775)	$(3,312)	$(2,683)	$3,732	$3,151
Deferred gain (loss), net of tax, recorded in equity:
September 30, 2009	$—	$—	$(443)	$148	$—
December 31, 2008	$—	$—	$(777)	$399	$16
Amortization recognized as increase (decrease) in interest expense:
Nine months ended September 30, 2009	$—	$—	$557	$(418)	$(26)
Year ended December 31, 2008	$—	$—	$1,136	$(953)	$(354)
Expected amortization during next 12 months as increase (decrease) in interest expense	$—	$—	$450	$(237)	$—

The Company recorded a gain (loss) on derivatives activities for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Change in fair value of derivative contracts	$(1,397)	$(2,160)	$(2,467)	$(2,160)
Cash flow hedging gains (losses) on forecasted transactions no longer probable of occurring(1)	233	(1,120)	642	(1,120)

Gain (loss) on derivatives	$(1,164)	$(3,280)	$(1,825)	$(3,280)

(1)	Reclassified from accumulated other comprehensive income
These results are based on the fair value of the derivative contracts at September 30, 2009 in a volatile market that is changing daily, and will not necessarily reflect the value at settlement. At September 30, 2009, a total of $6.8 million of interest-earning cash is assigned as collateral for interest-rate swap agreements.
Subsequent to September 30, 2009, certain interest-rate swaps terminated. These interest-rate swaps had a total notional principal of $125 million and inception dates in December 2007 and January 2008. The cash settlement approximated the fair value recorded on these interest-rate swaps as of September 30, 2009.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at $181,000 and $53,000 as of September 30, 2009 and December 31, 2008, respectively. The notional amount of interest-rate caps owned as of September 30, 2009 and December 31, 2008 was $134.9 million and $175.8 million, respectively. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. There were no outstanding notional amounts for interest-rate cap agreements sold at September 30, 2009. The notional amount of interest-rate cap agreements sold was $165.5 million as of December 31, 2008. The fair value of interest-rate cap agreements sold is recorded in other liabilities at $40,000 as of December 31, 2008. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.
In March 2006, the FASB issued additional guidance on disclosures about derivative instruments and hedging activities, which was subsequently incorporated in the Derivatives and Hedging Topic of the FASB ASC. As a result, enhanced disclosures are required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The additional requirements are effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of the new guidance did not have an impact on the consolidated earnings, financial position or cash flows of the Company because it only amended the disclosure requirements for derivatives and hedged items.
NOTE 10 — Fair Value Measurements
The Fair Value Measurements and Disclosures Topic of the FASB ASC establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. Its provisions do not apply to fair value measurements for purposes of lease classification, which is addressed in the Leases Topic of the FASB ASC.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in a orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). A three-level valuation hierarchy is required for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

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
Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2009:

	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)
Assets
Interest-rate caps purchased	$—	$181	$—	$181

Liabilities
Interest-rate swaps	—	9,851	—	9,851
Disclosures about the Fair Value of Financial Instruments
The Financial Instruments Topic of the FASB ASC requires the disclosure of the estimated fair value of financial instruments including those financial instruments not measured at fair value on a recurring basis. This requirement excludes certain instruments, such as the net investment in leases and all nonfinancial instruments.
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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$50,441	$50,441	$40,270	$40,270
Restricted cash	64,920	64,920	66,212	66,212
Loans	5,454	5,194	11,452	11,201
Interest-rate caps purchased	181	181	53	53

Liabilities:
Short-term and long-term borrowings	362,966	372,621	543,308	535,042
Deposits	80,060	81,756	63,385	64,635
Accounts payable and accrued expenses (1)	14,405	14,405	14,426	14,426
Interest-rate caps sold	—	—	40	40
Interest-rate swaps	9,851	9,851	11,528	11,528

(1)	Includes sales and property taxes payable.
The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.
(a) Cash and Cash Equivalents
The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of September 30, 2009 and December 31, 2008, because they bear interest at market rates and have maturities of less than 90 days.
(b) Restricted Cash
The Company maintains cash reserve accounts as a form of credit enhancement in connection with the Series 2007-1, 2006-1 and 2005-1 term securitizations. The book value of such cash reserve accounts is included in restricted cash on the accompanying Consolidated Balance Sheet. The reserve accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at September 30, 2009 and December 31, 2008.
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
(e) Deposits
The fair value of the Company’s deposits was estimated by discounting cash flows at current rates paid by the Company for similar certificates of deposit of the same or similar remaining maturities.
(f) Accounts Payable and Accrued Expenses
The carrying amount of the Company’s accounts payable approximates fair value as of December 31, 2008 and 2007, because of the relatively short timeframe to realization.

(g) Interest-Rate Swaps and Interest-Rate Caps
Interest-rate swaps and interest-rate caps are measured at fair value on a recurring basis in accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, using the inputs and methods described previously in the Fair Value Measurements section of this Note.
NOTE 11 —Earnings Per Common Share (“EPS”)
On June 16, 2008, the FASB issued FSP EITF 03-6-1, which was subsequently incorporated in the Earnings Per Share Topic of the FASB ASC. This guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities to be included in the computation of EPS using the two-class method. The guidance was effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.
In this report for the quarterly period ended September 30, 2009, the Company has retrospectively adjusted its earnings per share data to conform with the provisions of FSP EITF 03-6-1, as incorporated in the Earnings Per Share Topic of the FASB ASC. The adoption of these provisions resulted in an increase of approximately 2% in the weighted average number of shares used in computing basic and diluted EPS for the nine-month period ended September 30, 2008. There was no change in the weighted average number of shares used in computing basic and diluted loss per share for the three-month period ended September 30, 2008 because the inclusion of additional shares would have been anti-dilutive.
The following table provides net income and shares used in computing basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per-share data)

Net income (loss)	$508	$(941)	$575	$2,117

Weighted average common shares outstanding	11,708,401	11,843,300	11,686,120	11,899,731
Add: Unvested restricted stock awards considered participating securities	898,746	—	813,458	299,350

Adjusted weighted average common shares used in computing basic EPS	12,607,147	11,843,300	12,499,578	12,199,081
Add: Effect of dilutive stock options	42,653	—	23,107	59,334

Adjusted weighted average common shares used in computing diluted EPS	12,649,800	11,843,300	12,522,685	12,258,415

Net earnings (loss) per common share:
Basic	$0.04	$(0.08)	$0.05	$0.17

Diluted	$0.04	$(0.08)	$0.05	$0.17

For the three-month periods ended September 30, 2009 and September 30, 2008, options to purchase 649,672 and 757,839 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.
When computing diluted loss per share, all potential common shares, including stock options and restricted stock, are anti-dilutive to the loss per common share calculation. Therefore, for the three-month period ended September 30, 2008, the effect of 125,009 potential common shares have not been considered for diluted EPS purposes.
For the nine-month periods ended September 30, 2009 and September 30, 2008, options to purchase 683,566 and 701,744 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 12 — Comprehensive Income (Loss)
The following table details the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Net income (loss), as reported	$508	$(941)	$575	$2,117

Other comprehensive income (loss):
Change in fair value of derivatives	—	—	—	593
Reclassification of cash flow hedging losses (gains) on forecasted transactions no longer probable of occurring	(233)	1,120	(642)	1,120
Amortization of net deferred losses (gains) on cash flow hedge derivatives	47	(32)	113	(153)
Tax effect	74	(434)	210	(612)

Total other comprehensive income (loss)	(112)	654	(319)	948

Comprehensive income (loss)	$396	$(287)	$256	$3,065

NOTE 13 — Stockholders’ Equity
Stockholders’ Equity
On November 2, 2007, the Board of Directors (the “Board”) approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchases are funded using the Company’s working capital.
The Company purchased 88,894 shares of its common stock for $346,762 during the nine-month period ended September 30, 2009. There were no repurchases in the three-month period ended September 30, 2009. At September 30, 2009, the Company had $10.7 million remaining in its stock repurchase plan authorized by the Board. In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 13,720 shares repurchased to cover income taxes during the nine-month period ended September 30, 2009, at an average cost of $3.89. There were no repurchases in the three-month period ended September 30, 2009.
Regulatory Capital Requirements
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base.
On December 31, 2008, Marlin Business Services Corp. received approval from the Federal Reserve Bank of San Francisco (the “FRB”) to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank. On January 13, 2009, MBB received approval from the FRB to become a member of the Federal Reserve System.
On January 13, 2009, MBB converted from an industrial bank to a commercial bank chartered and supervised by the State of Utah and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In connection with the conversion of MBB to a commercial bank, Marlin Business Services Corp. became a bank holding company on January 13, 2009. On January 20, 2009, MBB submitted a modification request to the FDIC related to the Order issued by the FDIC on March 20, 2007 (the “Order”) that, among other limitations, restricts the growth of MBB during its first three years of operations. At this time, we are awaiting a final ruling from the FDIC on the modification request. Until we receive the FDIC’s final decision, MBB will continue to adhere to its original three-year plan approved by the FDIC.

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company will provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at September 30, 2009 was $15.2 million, which met all capital requirements to which MBB is subject and qualified for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At September 30, 2009, Marlin Business Services Corp. also exceeded its regulatory capital requirements and is considered “well-capitalized” as defined by federal banking regulations. MBB is designated a Risk Category I institution for purposes of the risk-based assessment for FDIC deposit insurance. Risk Category I institutions pay the lowest tier of premiums for their deposit insurance.
The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at September 30, 2009.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
			(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	22.31%	$147,611	4%	$26,471	5%		$33,089
Marlin Business Bank	15.23%	$15,209	5%	$4,994	5%		$4,994
Tier 1 Risk-based Capital
Marlin Business Services Corp.	27.17%	$147,611	4%	$21,735	6%		$32,602
Marlin Business Bank	15.17%	$15,209	6%	$6,016	6%		$6,016
Total Risk-based Capital
Marlin Business Services Corp.	28.43%	$154,471	8%	$43,469	10%		$54,337
Marlin Business Bank	16.06%	$16,104	15%	$15,040	10	%(1)	$10,027

(1)	MBB is required to maintain “well-capitalized” status. In addition, MBB must maintain a total risk-based capital ratio greater than 15%.
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
Pursuant to the Order, MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at September 30, 2009 was $15.2 million, which qualifies for “well capitalized” status. We are seeking to modify the Order issued when MBB became an industrial bank to eliminate certain inconsistencies between the Order and the Federal Reserve Bank of San Francisco’s approval of MBB as a commercial bank, specifically those that restrict the growth of the bank during its first three years of operations.
NOTE 14 — Stock-Based Compensation
Under the terms of the 2003 Plan, employees, certain consultants and advisors, and non-employee members of the Board have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants was increased from 2,100,000 to 3,300,000 at the annual meeting of shareholders on May 22, 2008. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 621,039 shares available for future grants under the 2003 Plan as of September 30, 2009.
Total stock-based compensation expense was $387,000 and $394,000 for the three-month periods ended September 30, 2009 and September 30, 2008, respectively. Total stock-based compensation expense was $1.0 million and $843,000 for the nine-month periods ended September 30, 2009 and September 30, 2008, respectively. Excess tax benefits decreased cash provided by operating activities and increased cash provided by financing activities by $5,000 and $102,000 for the nine-month periods ended September 30, 2009 and September 30, 2008, respectively.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of September 30, 2009.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
There were no stock options granted during the three- and nine-month periods ended September 30, 2009. The fair value of each stock option granted during the three- and nine-month periods ended September 30, 2008 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the three- and nine-month periods ended September 30, 2008 was $3.34 and $3.25 per share, respectively.
The following weighted average assumptions were used for valuing option grants made during the three- and nine-month periods ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Risk-free interest rate	2.99%	2.45%
Expected life (years)	5	5
Expected volatility	35%	35%
Expected dividends	—	—
The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted represents the period each option is expected to be outstanding and was determined by applying the simplified method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”), due to the limited period of time the Company’s shares have been publicly traded. The expected volatility was determined using historical volatilities based on historical stock prices. The Company does not pay dividends, and therefore did not assume expected dividends.
A summary of option activity for the nine months ended September 30, 2009 follows:

		Weighted
		Average
	Shares	Exercise Price
Options
Outstanding at January 1, 2009	885,459	$12.32
Granted	—	—
Exercised	(11,327)	3.87
Forfeited	(82,751)	16.51
Expired	—	—

Outstanding at September 30, 2009	791,381	12.00

During the three-month periods ended September 30, 2009 and September 30, 2008, the Company recognized total compensation expense related to options of $69,000 and $121,000, respectively. During the nine-month periods ended September 30, 2009 and September 30, 2008, the Company recognized total compensation expense related to options of $261,000 and $320,000, respectively.
The total pretax intrinsic value of stock options exercised was $4,000 and $56,000, respectively, for the three-month periods ended September 30, 2009 and September 30, 2008. The related tax benefits realized from the exercise of stock options for the three-month periods ended September 30, 2009 and September 30, 2008 were $1,000 and $27,000, respectively. The total pretax intrinsic value of stock options exercised was $13,000 and $257,000, respectively, for the nine-month periods ended September 30, 2009 and 2008. The related tax benefits realized from the exercise of stock options for the nine-month periods ended September 30, 2009 and September 30, 2008 were $5,000 and $102,000, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2009:

Options Outstanding					Options Exercisable
		Weighted		Aggregate				Aggregate
		Average	Weighted	Intrinsic		Weighted	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Average Remaining	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(In thousands)	Exercisable	Life (Years)	Exercise Price	(In thousands)
$3.39	94,134	2.5	$3.39	$451	94,134	2.5	$3.39	$451
$4.23 – 5.01	54,441	0.5	4.30	211	54,441	0.5	4.30	211
$7.61 — 10.18	340,962	4.4	9.53	18	158,061	3.3	9.61	16
$14.00 — 16.02	63,484	4.3	14.63	—	56,817	4.3	14.57	—
$17.52 — 22.23	238,360	3.8	20.00	—	137,813	3.5	19.37	—

	791,381	3.7	12.00	$680	501,266	3.0	11.11	$678

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.18 as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
As of September 30, 2009, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $331,000 and the weighted average period over which these awards are expected to be recognized was 1.3 years, based on the most probable performance assumptions as of September 30, 2009. In the event maximum performance targets are achieved, an additional $1.0 million of compensation cost would be recognized over a weighted average period of 1.6 years.
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
Of the total restricted stock awards granted during the nine-month period ended September 30, 2009, 385,752 shares may be subject to accelerated vesting based on performance factors; no shares have vesting contingent upon performance factors. Certain of the awards granted during 2009 may result in the issuance of 167,702 additional shares of stock if achievement of certain targets is greater than 100%. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of September 30, 2009.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or nine months following the director’s termination from Board service.

The following table summarizes the activity of the non-vested restricted stock during the nine months ended September 30, 2009:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2009	503,914	$11.29
Granted	512,264	6.05
Vested	(40,177)	18.23
Forfeited	(68,406)	14.14

Non-vested restricted stock at September 30, 2009	907,595	7.81

During the three-month periods ended September 30, 2009 and September 30, 2008, the Company granted restricted stock awards with grant date fair values totaling $134,000 and $532,000, respectively. During the nine-month periods ended September 30, 2009 and September 30, 2008, the Company granted restricted stock awards with grant date fair values totaling $3.1 million and $1.7 million, respectively.
As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $318,000 and $273,000 of compensation expense related to restricted stock for the three-month periods ended September 30, 2009 and September 30, 2008, respectively. The Company recognized $745,000 and $523,000 of compensation expense related to restricted stock for the nine-month periods ended September 30, 2009 and September 30, 2008, respectively.
As of September 30, 2009, there was $5.1 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.5 years, based on the most probable performance assumptions as of September 30, 2009. In the event maximum performance targets are achieved, $2.3 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.5 years, and an additional $231,000 of compensation cost would be recognized over a weighted average period of 1.2 years. In addition, certain of the awards granted during 2009 may result in the issuance of 167,702 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.
There were no shares that vested during the three-month period ended September 30, 2009 and 40,177 shares that vested during the nine-month period ended September 30, 2009. The fair value of shares that vested during the nine-month period ended September 30, 2009 was $156,000.
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
The following is a summary of the effects of the restatement on the Company’s Consolidated Balance Sheet at December 31, 2008:

	As Previously
	Reported	Adjustment	As Restated
	(Dollars in thousands)
Consolidated Balance Sheet

Net investment in leases and loans	$670,494	$(1,385)	$669,109
Total assets	795,816	(1,385)	794,431
Net deferred income tax liability	15,673	(554)	15,119
Total liabilities	648,360	(554)	647,806
Retained earnings	63,501	(831)	62,670
Total stockholders’ equity	147,456	(831)	146,625
Total liabilities and stockholders’ equity	795,816	(1,385)	794,431
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

Consolidated Balance Sheet

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

(1)
The amounts for basic and diluted earnings per share “as previously reported” reflect the impact of the retrospective adjustment to conform with the provisions of FSP EITF 03-6-1, as incorporated in the Earnings Per Share Topic of the FASB ASC and previously discussed in Note 2 herein. Therefore, the difference between the amounts “as previously reported” and “as restated” represents the effect of the error correction discussed above.

NOTE 16 — Subsequent Events
The Company has evaluated subsequent events through November 3, 2009, which is the date of issuance. No events have occurred subsequent to September 30, 2009 that require adjustment to or disclosure in the Consolidated Financial Statements.
On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75,000,000, three-year committed loan facility with the Lender Finance division of Wells Fargo Foothill. The facility is secured by a lien on MRC’s assets and is supported by guaranties from the Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is October 9, 2012. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.

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
Overview
We are a nationwide provider of equipment financing and working capital solutions, primarily to small businesses. We finance over 100 categories of commercial equipment important to our end user customers including copiers, certain commercial and industrial equipment, security systems, computers and telecommunications equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a much lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2009, our lease portfolio consisted of approximately 94,000 accounts with an average original term of 49 months and average original transaction size of approximately $11,200.
Since our founding in 1997, we have grown to $628.1 million in total assets at September 30, 2009. Our assets are substantially comprised of our net investment in leases and loans which totaled $499.6 million at September 30, 2009.
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

	Nine Months
	Ended
	September 30,	As of or For the Year Ended December 31,
	2009	2008	2007	2006	2005	2004
Number of sales account executives	34	86	118	100	103	100
Number of originating sources(1)	479	1,014	1,246	1,295	1,295	1,244

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended September 30, 2009, our annualized net credit losses were 5.80% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio.
Our leases are classified under generally accepted accounting principles in the United States of America (“GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 71% of our lease portfolio at September 30, 2009 amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate borrowing currently consists of a commercial paper (“CP”) conduit warehouse facility which is being amortized. There is no available borrowing capacity in the facility. We have traditionally issued fixed-rate term debt through the asset-backed securitization market. Historically, leases have been funded through variable-rate borrowings until they were refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of September 30, 2009, $275.1 million, or 75.8%, of our borrowings were fixed-rate term note securitizations.
In addition, since its opening on March 12, 2008, MBB provides diversification of the Company’s funding sources through the issuance of FDIC insured certificates of deposit raised nationally primarily through various brokered deposit relationships and on a direct basis from other financial institutions.
Since we initially finance our fixed-rate leases with variable-rate financing, our earnings are exposed to interest rate risk should interest rates rise before we complete our fixed-rate term note securitizations. We generally benefit in times of falling and low interest rates. We are also dependent upon obtaining future financing to refinance our warehouse line of credit in order to grow our lease portfolio. We have historically completed a fixed-rate term note securitization approximately once a year. Due to the impact on interest rates from unfavorable market conditions and the available capacity in our warehouse facilities at the time, the Company elected not to complete a fixed-rate term note securitization in 2008. Failure to obtain such financing, or other alternate financing, represents a restriction on our growth and future financial performance.
We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to the Derivatives and Hedging Topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.
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
Initial direct costs and fees. We defer initial direct costs incurred and fees received to originate our leases and loans in accordance with the Receivables Topic and the Nonrefundable Fees and Other Costs Subtopic of the FASB ASC. The initial direct costs and fees we defer are part of the net investment in leases and loans, and are amortized to interest income using the effective interest method. We defer third-party commission costs as well as certain internal costs directly related to the origination activity. Costs subject to deferral include evaluating the prospective customer’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating terms, preparing and processing documents and closing the transaction. The fees we defer are documentation fees collected at inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease and loan portfolios.
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
Allowance for credit losses. In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross section of variables including industry, geography, equipment type, obligor and vendor. To project probable net credit losses, we perform a migration analysis of delinquent and current accounts based on historic loss experience. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. In addition to the migration analysis, we also consider other factors including recent trends in delinquencies and charge-offs; accounts filing for bankruptcy; account modifications; recovered amounts; forecasting uncertainties; the composition of our lease and loan portfolios; economic conditions; and seasonality. The various factors used in the analysis are reviewed on a periodic basis. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.
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
Securitizations. Since inception, we have completed nine term note securitizations of which six have been repaid. In connection with each transaction, we established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under the Transfers and Servicing Topic of the FASB ASC, our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.

Derivatives. The Derivatives and Hedging Topic of the FASB ASC requires recognition of all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to the accounting standard.
Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term securitization. The derivative gain or loss recognized in accumulated other comprehensive income is then reclassified into earnings as an adjustment to interest expense over the terms of the related borrowings.
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
The Fair Value Measurements and Disclosures Topic of the FASB ASC establishes a framework for measuring fair value under U.S. GAAP and requires certain disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in a orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data.
Stock-based compensation. We issue both restricted shares and stock options to certain employees and directors as part of our overall compensation strategy. The Compensation—Stock Compensation Topic of the FASB ASC establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.
Stock-based compensation cost is measured at grant date, based on the fair value of the awards ultimately expected to vest. Compensation cost is recognized on a straight-line basis over the service period. We use the Black-Scholes valuation model to measure the fair value of our stock options utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility, and dividend yield. The assumptions are based on subjective future expectations combined with management judgment.
The Company uses judgment in estimating the amount of awards that are expected to be forfeited, with subsequent revisions to the assumptions if actual forfeitures differ from those estimates. In addition, for performance-based awards the Company estimates the degree to which the performance conditions will be met to estimate the number of shares expected to vest and the related compensation expense. Compensation expense is adjusted in the period such performance estimates change.
Income taxes. The Income Taxes Topic of the FASB ASC requires the use of the asset and liability method under which deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

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
At September 30, 2009, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended September 30, 2009 and 2008
Net income. Net income of $508,000 was reported for the three-month period ended September 30, 2009, resulting in diluted earnings per share of $0.04. This net income includes an after-tax charge of approximately $704,000 due to the net loss on derivatives. The net loss of $941,000 for the three-month period ended September 30, 2008 reflects an after-tax charge of approximately $2.0 million due to the loss on derivatives. Excluding the impact of these after-tax charges on both periods, net income would have been $1.2 million for the three-month period ended September 30, 2009, compared to net income of $1.1 million for the three-month period ended September 30, 2008. Diluted earnings per share excluding these after-tax charges would have been $0.10 for the three-month period ended September 30, 2009, compared to $0.09 for the three-month period ended September 30, 2008. The exclusion of the losses on derivatives removes the volatility resulting from derivatives activities subsequent to discontinuing hedge accounting in July 2008.
Excluding the after-tax losses on derivatives identified above, returns on average assets were 0.73% for the three-month period ended September 30, 2009, compared to 0.54% for the three-month period ended September 30, 2008. On the same basis, returns on average equity were 3.27% for the three-month period ended September 30, 2009, compared to 2.90% for the three-month period ended September 30, 2008.
The provision for credit losses decreased $2.6 million, or 30.2%, to $6.0 million for the three-month period ended September 30, 2009 from $8.6 million for the same period in 2008, primarily due to a reduced portfolio size and improved delinquencies. During the three months ended September 30, 2009, net interest and fee income decreased $4.4 million, or 24.7%, primarily due to a 25.4% decrease in average total finance receivables. The decrease in income was partially mitigated by reductions in other expenses, which decreased $2.1 million, or 23.0%, for the three-month period ended September 30, 2009, compared to the same period in 2008.
During the three months ended September 30, 2009, we generated 1,916 new leases with a cost of $16.8 million compared to 5,837 new leases with a cost of $59.0 million generated for the three months ended September 30, 2008. The reduction in volume was primarily due to our decision to proactively lower approval rates in response to economic conditions. Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2009 decreased 25.4% to $526.8 million compared to $706.5 million for the three-month period ended September 30, 2008.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense, and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2009 and September 30, 2008.

	Three Months Ended September 30,
	2009			2008
	(Dollars in thousands)
	Average(1)		Average	Average(1)		Average
	Balance	Interest	Yields/Rates(2)	Balance	Interest	Yields/Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$49,196	$20	0.16%	$27,035	$171	2.53%
Restricted interest-earning deposits with banks	65,569	44	0.27	64,754	371	2.29
Net investment in leases(3)	519,791	15,317	11.79	690,973	20,035	11.60
Loans receivable(3)	7,038	210	11.94	15,534	485	12.49

Total interest-earning assets	641,594	15,591	9.72	798,296	21,062	10.55

Non-interest-earning assets:
Cash and due from banks	4,239			831
Property and equipment, net	2,725			3,059
Property tax receivables	1,354			909
Other assets(4)	6,932			17,477

Total non-interest-earning assets	15,250			22,276

Total assets	$656,844			$820,572

Interest-bearing liabilities:
Short-term borrowings(5)	$92,292	$1,275	5.53%	$36,758	$446	4.85%
Long-term borrowings(5)	301,788	4,483	5.94	548,556	7,882	5.75
Deposits	79,444	690	3.47	43,888	462	4.21

Total interest-bearing liabilities	473,524	6,448	5.45	629,202	8,790	5.58

Non-interest-bearing liabilities:
Fair value of derivatives	9,859			5,874
Sales and property taxes payable	7,674			10,216
Accounts payable and accrued expenses	5,621			9,656
Net deferred income tax liability	13,152			13,911

Total non-interest-bearing liabilities	36,306			39,657

Total liabilities	509,830			668,859

Stockholders’ equity	147,014			151,713

Total liabilities and stockholders’ equity	$656,844			$820,572

Net interest income		$9,143			$12,272
Interest rate spread(6)			4.27%			4.97%
Net interest margin(7)			5.69%			6.15%
Ratio of average interest-earning assets to average interest-bearing liabilities			135.49%			126.87%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(4)	Includes operating leases.

(5)	Includes effect of transaction costs.

(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended September 30, 2009 Compared To Three Months
	Ended September 30, 2008
	Increase (Decrease) Due To:
	(Dollars in thousands)
	Volume(1)	Rate(1)	Total
Interest income:
Interest-earning deposits with banks	$79	$(230)	$(151)
Restricted interest-earning deposits with banks	5	(332)	(327)
Net investment in leases	(5,039)	321	(4,718)
Loans receivable	(254)	(21)	(275)
Total interest income	(3,902)	(1,569)	(5,471)

Interest expense:
Short-term borrowings	760	69	829
Long-term borrowings	(3,658)	259	(3,399)
Deposits	320	(92)	228
Total interest expense	(2,125)	(217)	(2,342)

Net interest income	(2,281)	(848)	(3,129)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the three-month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Interest income	$15,591	$21,062
Fee income	4,288	5,534

Interest and fee income	19,879	26,596
Interest expense	6,448	8,790

Net interest and fee income	$13,431	$17,806

Average total finance receivables (1)	$526,829	$706,508

Percent of average total finance receivables:
Interest income	11.84%	11.92%
Fee income	3.25%	3.14%

Interest and fee income	15.09%	15.06%
Interest expense	4.89%	4.98%

Net interest and fee margin	10.20%	10.08%

(1)
Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $4.4 million, or 24.7%, to $13.4 million for the three months ended September 30, 2009 from $17.8 million for the three months ended September 30, 2008. The annualized net interest and fee margin increased 12 basis points to 10.20% in the three-month period ended September 30, 2009 from 10.08% for the same period in 2008.

Interest income, net of amortized initial direct costs and fees, decreased $5.5 million, or 26.1%, to $15.6 million for the three-month period ended September 30, 2009 from $21.1 million for the three-month period ended September 30, 2008. The decrease in interest income was due principally to a 25.4% decrease in average total finance receivables, which decreased $179.7 million to $526.8 million at September 30, 2009 from $706.5 million at September 30, 2008, combined with an 8 basis point decrease in average yield. The decrease in average yield is primarily due to lower earnings on invested cash balances. The decrease in average total finance receivables is primarily due to our proactive decision to lower approval rates in response to economic conditions. The weighted average implicit interest rate on new finance receivables originated increased 175 basis points to 15.62% for the three-month period ended September 30, 2009 compared to 13.87% for the three-month period ended September 30, 2008.
Fee income decreased $1.2 million, or 21.8%, to $4.3 million for the three-month period ended September 30, 2009 from $5.5 million for the three-month period ended September 30, 2008. Fee income included approximately $1.3 million of net residual income for the three-month period ended September 30, 2009 compared to $1.5 million for the three-month period ended September 30, 2008. Fee income also included approximately $2.6 million in late fee income for the three-month period ended September 30, 2009, a decline of 25.7% compared to $3.5 million for the three-month period ended September 30, 2008.
Fee income, as an annualized percentage of average total finance receivables, increased 11 basis points to 3.25% for the three-month period ended September 30, 2009 from 3.14% for the same period in 2008. Late fees remained the largest component of fee income at 2.03% as a percentage of average total finance receivables for the three-month period ended September 30, 2009 compared to 2.05% for the three-month period ended September 30, 2008. As a percentage of average total finance receivables, net residual income was 1.00% as a percentage of average total finance receivables for the three-month period ended September 30, 2009 compared to 0.86% for the three-month period ended September 30, 2008.
Interest expense decreased $2.4 million to $6.4 million for the three-month period ended September 30, 2009 from $8.8 million for the three-month period ended September 30, 2008. The decrease was primarily due to lower average total finance receivables combined with a shift in mix from borrowings to less expensive deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 9 basis points to 4.89% for the three-month period ended September 30, 2009, from 4.98% for the same period in 2008.
The interest cost, excluding transaction costs, on short-term and long-term borrowings as an annualized percentage of weighted average borrowings was 5.55% for the quarter ended September 30, 2009 compared to 5.50% for the same period in 2008. The higher cost reflects the sequentially increasing cost of the term securitizations and variable-rate facilities. The average balance for our warehouse facilities was $92.3 million for the three months ended September 30, 2009 compared to $37.3 million for the three months ended September 30, 2008. Interest expense, excluding transaction costs, for our warehouse facilities was 5.08% for the quarter ended September 30, 2009, compared to 4.47% for the same period in 2008.
Interest costs on our term securitization borrowings issued in August 2005, September 2006 and October 2007 have progressively increased due to the generally rising interest rate environment throughout those periods. The coupon rate on the October 2007 securitization also reflects higher credit spreads due to general tightening of credit caused by stress and volatility in the financial markets. Our term securitizations also include multiple classes of fixed-rate notes with the shorter term, lower coupon classes amortizing (maturing) faster then the longer term higher coupon classes. This causes the blended interest expenses related to these borrowings to change and generally increase over the terms of the borrowings. For the three months ended September 30, 2009, average term securitization borrowings outstanding were $301.8 million at a weighted average coupon of 5.69% compared to $548.6 million at a weighted average coupon of 5.51% for the same period in 2008.
The opening of our wholly-owned subsidiary, Marlin Business Bank, on March 12, 2008 provides an additional funding source. Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $690,000, or 3.47% as a percentage of weighted average deposits, for the three-month period ended September 30, 2009. The average balance of deposits was $79.4 million for the three-month period ended September 30, 2009. Interest expense on deposits was $462,000, or 4.21% as a percentage of weighted average deposits, for the three-month period ended September 30, 2008. The average balance of deposits was $43.9 million for the three-month period ended September 30, 2008.
Insurance income. Insurance income decreased $423,000 to $1.2 million for the three-month period ended September 30, 2009 from $1.6 million for the three-month period ended September 30, 2008, primarily due to lower billings from lower total finance receivables.
Other income. Other income decreased $15,000 to $409,000 for the three-month period ended September 30, 2009 from $424,000 for the three-month period ended September 30, 2008, primarily due to the impact of lower transaction volumes.

Gain (loss) on derivatives. Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.
By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time.
For the three months ended September 30, 2009, the loss on derivatives was $1.2 million, compared to a loss of $3.3 million for the three months ended September 30, 2008. The losses include $1.4 million and $2.2 million, respectively, which represent the decline in the fair value of derivative contracts during each period. These losses are based on the value of the derivative contracts at the end of each period in a volatile market that is changing daily, and will not necessarily reflect the value at settlement.
During the third quarter of 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. As a result, a $233,000 pretax ($141,000 after-tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives for the three-month period ended September 30, 2009. During the three months ended September 30, 2008, a $1.1 million pretax ($0.7 million after-tax) loss on cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives.
Salaries and benefits expense. Salaries and benefits expense decreased $1.5 million, or 26.8%, to $4.1 million for the three months ended September 30, 2009 from $5.6 million for the same period in 2008, primarily due to reduced headcount levels. Salaries and benefits expense, as a percentage of average total finance receivables, was 3.08% for the three-month period ended September 30, 2009 compared with 3.18% for the same period in 2008. Total personnel decreased to 175 at September 30, 2009 from 286 at September 30, 2008.
General and administrative expense. General and administrative expense decreased $257,000, or 6.1%, to $3.1 million for the three months ended September 30, 2009 from $3.3 million for the same period in 2008. General and administrative expense as an annualized percentage of average total finance receivables was 2.34% for the three-month period ended September 30, 2009, compared to 1.89% for the three-month period ended September 30, 2008. Selected major components of general and administrative expense for the three-month period ended September 30, 2009 included $752,000 of premises and occupancy expense, $332,000 of audit and tax expense, $230,000 of data processing expense and $49,000 of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended September 30, 2008 included $811,000 of premises and occupancy expense, $299,000 of audit and tax expense, $237,000 of data processing expense and $125,000 of marketing expense.
Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs decreased $319,000 to $51,000 for the three-month period ended September 30, 2009 compared to $370,000 for the same period in 2008, primarily due to decreased bank commitment fees as a result of reduced unused borrowing capacity.
Provision for credit losses. The provision for credit losses decreased $2.6 million, or 30.2%, to $6.0 million for the three-month period ended September 30, 2009 from $8.6 million for the same period in 2008. The decrease in the provision for credit losses was primarily the result of a lower allowance for credit losses due to a reduced portfolio size and improved delinquencies, partially offset by higher charge-offs. Net charge-offs were $7.6 million for the three-month period ended September 30, 2009, compared to $7.1 million for the same period in 2008. Net charge-offs as a percentage of average total finance receivables increased to 5.80% during the three-month period ended September 30, 2009, from 4.04% for the same period in 2008. The allowance for credit losses decreased to approximately $12.3 million at September 30, 2009, a decrease of $1.7 million from $14.0 million at June 30, 2009.
Unfavorable economic trends have most significantly impacted the performance of rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. Though these industries comprised approximately 9% of the total portfolio at September 30, 2009, approximately 17% of the charge-off activity for the three months ended September 30, 2009 was related to these industries. Throughout 2007 to 2009, the Company increased collection activities and strengthened underwriting criteria for these industries.
Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $225,000 was recorded for the three-month period ended September 30, 2009, compared to a benefit of $425,000 for the same period in 2008. The change is attributable to the change in pretax income recorded for the three-month period ended September 30, 2009. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 31% for each of the three-month periods ended September 30, 2009 and September 30, 2008.
Comparison of the Nine-Month Periods Ended September 30, 2009 and 2008
Net income. Net income was $575,000 for the nine-month period ended September 30, 2009, resulting in diluted earnings per share of $0.05. This net income includes an after-tax charge of approximately $1.1 million due to the loss on derivatives. The net income of $2.1 million for the nine-month period ended September 30, 2008 reflects an after-tax charge of approximately $2.0 million due to the loss on derivatives. Excluding the impact of these after-tax charges on both periods, net income would have been $1.7 million for the nine-month period ended September 30, 2009, compared to net income of $4.1 million for the nine-month period ended September 30, 2008. Diluted earnings per share excluding these after-tax charges would have been $0.13 for the nine-month period ended September 30, 2009, compared to $0.34 for the nine-month period ended September 30, 2008. The exclusion of the losses on derivatives removes the volatility resulting from derivatives activities subsequent to discontinuing hedge accounting in July 2008.
Excluding the after-tax losses on derivatives identified above, returns on average assets were 0.31% for the nine-month period ended September 30, 2009, compared to 0.64% for the nine-month period ended September 30, 2008. On the same basis, returns on average equity were 1.52% for the nine-month period ended September 30, 2009, compared to 3.66% for the nine-month period ended September 30 2008.
Also included in the net loss for the nine-month period ended September 30, 2009 were after-tax charges of approximately $724,000, representing severance costs related to workforce reductions in the first nine months of 2009, compared to after-tax severance costs of approximately $300,000 for the first nine months of 2008.
The provision for credit losses decreased $644,000, or 2.7%, to $21.5 million for the nine-month period ended September 30, 2009 from $22.1 million for the same period in 2008. During the nine months ended September 30, 2009, net interest and fee income decreased $9.6 million, primarily due to the combination of a 19.4% decrease in average total finance receivables partially offset by an 18 basis point increase in overall net interest and fee margin. The decrease in income was partially mitigated by reductions in other expense, which decreased $5.3 million, or 17.4%, for the nine-month period ended September 30, 2009, compared to the same period in 2008. The reduction in other expense was primarily due to lower salaries and benefits expense, as a result of reduced headcount levels, and lower marketing expense.
During the nine months ended September 30, 2009, we generated 7,558 new leases with a cost of $68.9 million compared to 18,949 new leases with a cost of $192.0 million generated for the nine months ended September 30, 2008. The reduction in volume was primarily due to our decision to proactively lower approval rates in response to economic conditions. Overall, our average net investment in total finance receivables for the nine-month period ended September 30, 2009 decreased 19.4% to $586.3 million compared to $727.3 million for the nine-month period ended September 30, 2008.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense, and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2009 and September 30, 2008.

	Nine Months Ended September 30,
	2009			2008
	(Dollars in thousands)
	Average(1)		Average	Average(1)		Average
	Balance	Interest	Yields/Rates(2)	Balance	Interest	Yields/Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$45,736	$116	0.34%	$31,706	$616	2.59%
Restricted interest-earning deposits with banks	67,136	264	0.52	75,681	1,686	2.97
Net investment in leases(3)	577,199	50,753	11.72	711,365	62,096	11.64
Loans receivable(3)	9,136	811	11.84	15,953	1,486	12.42

Total interest-earning assets	699,207	51,944	9.91	834,705	65,884	10.52

Non-interest-earning assets:
Cash and due from banks	2,723			561
Property and equipment, net	2,859			3,208
Property tax receivables	3,010			3,108
Other assets(4)	9,891			21,159

Total non-interest-earning assets	18,483			28,036

Total assets	$717,690			$862,741

Interest-bearing liabilities:
Short-term borrowings(5)	$102,633	$3,922	5.10%	$22,528	$851	5.04%
Long-term borrowings(5)	356,666	15,766	5.89	630,183	26,923	5.70
Deposits	74,000	2,036	3.67	19,891	622	4.17

Total interest-bearing liabilities	533,299	21,724	5.43	672,602	28,396	5.63

Non-interest-bearing liabilities:
Fair value of derivatives	10,546			6,857
Sales and property taxes payable	7,636			9,478
Accounts payable and accrued expenses	4,826			8,573
Net deferred income tax liability	14,387			14,880

Total non-interest-bearing liabilities	37,395			39,788

Total liabilities	570,694			712,390

Stockholders’ equity	146,996			150,351

Total liabilities and stockholders’ equity	$717,690			$862,741

Net interest income		$30,220			$37,488
Interest rate spread(6)			4.48%			4.89%
Net interest margin(7)			5.76%			5.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.11%			124.10%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(4)	Includes operating leases.

(5)	Includes effect of transaction costs.

(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Nine Months Ended September 30, 2009 Compared To Nine Months
	Ended September 30, 2008
	Increase (Decrease) Due To:
	(Dollars in thousands)
	Volume(1)	Rate(1)	Total
Interest income:
Interest-earning deposits with banks	$192	$(692)	$(500)
Restricted interest-earning deposits with banks	(171)	(1,251)	(1,422)
Net investment in leases	(11,794)	451	(11,343)
Loans receivable	(607)	(68)	(675)
Total interest income	(10,234)	(3,706)	(13,940)

Interest expense:
Short-term borrowings	3,061	10	3,071
Long-term borrowings	(12,060)	903	(11,157)
Deposits	1,498	(84)	1,414
Total interest expense	(5,705)	(967)	(6,672)

Net interest income	(5,900)	(1,368)	(7,268)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the nine-month periods ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Interest income	$51,944	$65,884
Fee income	13,702	16,021

Interest and fee income	65,646	81,905
Interest expense	21,724	28,396

Net interest and fee income	$43,922	$53,509

Average total finance receivables (1)	$586,336	$727,317

Percent of average total finance receivables:
Interest income	11.81%	12.08%
Fee income	3.12%	2.94%

Interest and fee income	14.93%	15.02%
Interest expense	4.94%	5.21%

Net interest and fee margin	9.99%	9.81%

(1)
Total finance receivables includes net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $9.6 million, or 17.9%, to $43.9 million for the nine months ended September 30, 2009 from $53.5 million for the nine months ended September 30, 2008. The annualized net interest and fee margin increased 18 basis points to 9.99% in the nine-month period ended September 30, 2009 from 9.81% for the same period in 2008.

Interest income, net of amortized initial direct costs and fees, decreased $14.0 million, or 21.2%, to $51.9 million for the nine-month period ended September 30, 2009 from $65.9 million for the nine-month period ended September 30, 2008. The decrease in interest income was principally due to a 19.4% decrease in average total finance receivables, which decreased $141.0 million to $586.3 million at September 30, 2009 from $727.3 million at September 30, 2008, combined with a 27 basis point decrease in average yield. The decrease in average yield is primarily due to lower earnings on invested cash balances. The decrease in average total finance receivables is primarily due to our proactive decision to lower approval rates in response to economic conditions. The weighted average implicit interest rate on new finance receivables originated increased 136 basis points to 15.03% for the nine-month period ended September 30, 2009 compared to 13.67% for the nine-month period ended September 30, 2008.
Fee income decreased $2.3 million, or 14.4%, to $13.7 million for the nine-month period ended September 30, 2009 from $16.0 million for the nine-month period ended September 30, 2008. Fee income included approximately $4.1 million of net residual income for the nine-month period ended September 30, 2009 compared to $4.5 million for the nine-month period ended September 30, 2008. Fee income also included approximately $8.6 million in late fee income for the nine-month period ended September 30, 2009 compared to $10.1 million for the nine-month period ended September 30, 2008.
Fee income, as an annualized percentage of average total finance receivables, increased 18 basis points to 3.12% for the nine-month period ended September 30, 2009 from 2.94% for the same period in 2008. Late fees remained the largest component of fee income at 1.96% as a percentage of average total finance receivables for the nine-month period ended September 30, 2009 compared to 1.86% for the nine-month period ended September 30, 2008. As a percentage of average total finance receivables, net residual income was 0.92% as a percentage of average total finance receivables for the nine-month period ended September 30, 2009 compared to 0.83% for the nine-month period ended September 30, 2008.
Interest expense decreased $6.7 million to $21.7 million for the nine-month period ended September 30, 2009 from $28.4 million for the nine-month period ended September 30, 2008. The decrease was primarily due to lower average total finance receivables combined with a shift in mix from long-term borrowings to less expensive deposits and short-term borrowings. Interest expense, as an annualized percentage of average total finance receivables, decreased 27 basis points to 4.94% for the nine-month period ended September 30, 2009, from 5.21% for the same period in 2008.
Interest cost, excluding transaction costs, on short-term and long-term borrowings as an annualized percentage of weighted average borrowings was 5.46% for the nine-month period ended September 30, 2009 compared to 5.42% for the same period in 2008. The higher cost reflects the sequentially increasing cost of the term securitizations and variable-rate facilities. The average balance for our warehouse facilities was $102.6 million for the nine months ended September 30, 2009 compared to $22.5 million for the same period ended September 30, 2008. Interest expense, excluding transaction costs, for our warehouse facilities was 4.80% for the nine-month period ended September 30, 2009 compared to 4.43% for the same period in 2008. The increased cost was due to higher interest rates.
Interest costs on our term securitization borrowings issued in August 2005, September 2006 and October 2007 have progressively increased due to the generally rising interest rate environment throughout those periods. The coupon rate on the October 2007 securitization also reflects higher credit spreads due to general tightening of credit caused by stress and volatility in the financial markets. Our term securitizations also include multiple classes of fixed-rate notes with the shorter term, lower coupon classes amortizing (maturing) faster than the longer term higher coupon classes. This causes the blended interest expenses related to these borrowings to change and generally increase over the terms of the borrowings. For the nine months ended September 30, 2009, average term securitization borrowings outstanding were $356.7 million at a weighted average coupon of 5.65% compared to $630.2 million at a weighted average coupon of 5.46% for the same period in 2008.
The opening of our wholly-owned subsidiary, Marlin Business Bank, on March 12, 2008 provides an additional funding source. FDIC-insured deposits are being raised primarily via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $2.0 million, or 3.67% as a percentage of weighted average deposits, for the nine-month period ended September 30, 2009. The average balance of deposits was $74.0 million for the nine-month period ended September 30, 2009. Interest expense on deposits was $622,000, or 4.17% as a percentage of weighted average deposits, for the nine-month period ended September 30, 2008. The average balance of deposits was $19.9 million for the nine-month period ended September 30, 2008.
Insurance income. Insurance income decreased $664,000 to $4.1 million for the nine-month period ended September 30, 2009 from $4.7 million for the nine-month period ended September 30, 2008, primarily due to lower billings from lower total finance receivables.
Other income. Other income decreased $254,000 to $1.2 million for the nine-month period ended September 30, 2009 from $1.5 million for the nine-month period ended September 30, 2008, primarily due to the impact of lower transaction volumes.

Gain (loss) on derivatives. Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.
By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time.
For the nine months ended September 30, 2009, the loss on derivatives was $1.8 million, compared to a loss of $3.3 million for the nine months ended September 30, 2008. The losses include $2.5 million and $2.2 million, respectively, which represent the decline in the fair value of derivative contracts during each period. These losses are based on the value of the derivative contracts at the end of each period in a volatile market that is changing daily, and will not necessarily reflect the value at settlement.
During 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. As a result, a $642,000 pretax ($386,000 after-tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives for the nine-month period ended September 30, 2009. During the nine months ended September 30, 2008, a $1.1 million pretax ($0.7 million after-tax) loss on cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives.
Salaries and benefits expense. Salaries and benefits expense decreased $2.8 million, or 15.7%, to $15.0 million for the nine months ended September 30, 2009 from $17.8 million for the same period in 2008, primarily due to reduced headcount levels, partially offset by increased severance costs of approximately $0.7 million as described below. Salaries and benefits expense, as a percentage of average total finance receivables, were 3.41% for the nine-month period ended September 30, 2009 compared with 3.27% for the same period in 2008. Total personnel decreased to 175 at September 30, 2009 from 286 at September 30, 2008.
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
General and administrative expense. General and administrative expense decreased $1.8 million, or 15.5%, to $9.8 million for the nine months ended September 30, 2009 from $11.6 million for the same period in 2008. General and administrative expense as an annualized percentage of average total finance receivables was 2.22% for the nine-month period ended September 30, 2009, compared to 2.13% for the nine-month period ended September 30, 2008. Selected major components of general and administrative expense for the nine-month period ended September 30, 2009 included $2.3 million of premises and occupancy expense, $912,000 of audit and tax expense, $680,000 of data processing expense and $130,000 of marketing expense. In comparison, selected major components of general and administrative expense for the nine-month period ended September 30, 2008 included $2.5 million of premises and occupancy expense, $1.1 million of audit and tax expense, $763,000 of data processing expense, and $1.0 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs decreased $606,000 to $361,000 for the nine-month period ended September 30, 2009 compared to $967,000 for the same period in 2008, primarily due to decreased bank commitment fees as a result of reduced unused borrowing capacity.
Provision for credit losses. The provision for credit losses decreased $644,000, or 2.7%, to $21.5 million for the nine-month period ended September 30, 2009 from $22.1 million for the same period in 2008. The decrease in the provision for credit losses was primarily the result of a lower allowance for credit losses due to a reduced portfolio size and improved delinquencies, partially offset by higher charge-offs. Net charge-offs were $24.5 million for the nine-month period ended September 30, 2009, compared to $18.8 million for the same period in 2008. Net charge-offs as a percentage of average total finance receivables increased to 5.57% during the nine-month period ended September 30, 2009, from 3.44% for the same period in 2008. The allowance for credit losses decreased to approximately $12.3 million at September 30, 2009, a decrease of $2.0 million from $14.3 million at September 30, 2008.
Unfavorable economic trends have most significantly impacted the performance of rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. Though these industries comprised approximately 9% of the total portfolio at September 30, 2009, approximately 18% of the charge-off activity for the nine-month period ended September 30, 2009 was related to these industries. Throughout 2007 to 2009, the Company increased collection activities and strengthened underwriting criteria for these industries.
Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”
Provision for income taxes. Income tax expense of $169,000 was recorded for the nine-month period ended September 30, 2009, compared to a provision of $1.7 million for the same period in 2008. The change is primarily attributable to the change in pretax income recorded for the nine-month period ended September 30, 2009. The effective tax rate for the nine-month period ended September 30, 2009 included a change in estimated effective tax rate for the year combined with a $60,000 benefit from adjustments relating to changes in estimates. Without these adjustments, our effective tax rate, which is a combination of federal and state income tax rates, was approximately 31% for the nine-month period ended September 30, 2009, compared to 45% for the nine-month period ended September 30, 2008. The effective tax rate for the nine-month period ended September 30, 2008 reflects the impact of a 2008 tax adjustment of $239,000, primarily related to a true-up of deferred tax accounts. The change in estimated effective tax rate for 2009 is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.

FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans declined $169.5 million, or 25.3%, to $499.6 million at September 30, 2009, from $669.1 million at December 31, 2008. The Company continues to respond to current economic conditions with more restrictive credit standards. The Company’s leases are generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”
The chart below provides our asset quality statistics for the three- and nine-month periods ended September 30, 2009 and 2008, and the year ended December 31, 2008:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2009	2008	2009	2008	2008
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$13,978	$12,873	$15,283	$10,988	$10,988

Charge-offs	(8,605)	(7,671)	(26,947)	(20,918)	(30,231)
Recoveries	969	535	2,464	2,132	3,032

Net charge-offs	(7,636)	(7,136)	(24,483)	(18,786)	(27,199)

Provision for credit losses	5,951	8,602	21,493	22,137	31,494

Allowance for credit losses, end of period(1)	$12,293	$14,339	$12,293	$14,339	$15,283

Annualized net charge-offs to average total finance receivables (2)	5.80%	4.04%	5.57%	3.44%	3.80%
Allowance for credit losses to total finance receivables, end of period (2)	2.46%	2.07%	2.46%	2.07%	2.30%

Average total finance receivables (2)	$526,829	$706,508	$586,336	$727,317	$715,649
Total finance receivables, end of period (2)	$499,802	$693,627	$499,802	$693,627	$664,902

Delinquencies greater than 60 days past due	$9,431	$11,320	$9,431	$11,320	$12,203
Delinquencies greater than 60 days past due (3)	1.69%	1.41%	1.69%	1.41%	1.59%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	130.35%	126.67%	130.35%	126.67%	125.24%

Non-accrual leases and loans, end of period	$5,209	$5,370	$5,209	$5,370	$6,380
Renegotiated leases and loans, end of period	$5,383	$8,133	$5,383	$8,133	$8,256
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$58	$83	$365	$392	$711
Interest income excluded on non-accrual leases and loans(5)	$240	$133	$607	$361	$525

(1)	The allowance for credit losses allocated to loans at September 30, 2009, September 30, 2008 and December 31, 2008, was $566,000, $814,000 and $881,000, respectively.

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

Net charge-offs for the three months ended September 30, 2009 were $7.6 million, or 5.80% of average total finance receivables, compared to $8.1 million, or 5.54% of average total finance receivables, for the three months ended June 30, 2009. Net charge-offs for the three months ended September 30, 2008 were $7.1 million, or 4.04% of average total finance receivables. More than 80% of the 1.76% increase from the third quarter of 2008 was related to the impact on the calculation of the decrease in average total finance receivables, and less than 20% of the percentage increase was due to the $500,000 increase in net charge-offs.
Net charge-offs for the nine months ended September 30, 2009 were $24.5 million, or 5.57% of average total finance receivables. Net charge-offs for the nine months ended September 30, 2008 were $18.8 million, or 3.44% of average total finance receivables. Approximately one-half of the 2.13% increase from the nine-month period ended September 30, 2008 was related to the $5.7 million increase in net charge-offs, and approximately one-half of the increase was due to the impact on the calculation of the decrease in average total finance receivables. The increase in net charge-offs during the first nine months of 2009 compared to prior periods is primarily due to continued worsening general economic trends.
The Company’s net charge-offs began increasing during 2007, primarily due to worsening general economic trends from the favorable experience of 2006. These trends have continued to worsen during 2008 and 2009. The economic environment has most significantly impacted the performance of interest rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. Though these industries comprised approximately 9% of the total portfolio at September 30, 2009, approximately 18% of the charge-off activity for the nine months ended September 30, 2009 was related to these industries. During 2007 and 2008, the Company increased collection activities and strengthened underwriting criteria for these industries and for the geographical areas most affected by these industries, specifically California and Florida. These trends continue to be closely monitored. In addition, during 2009 the Company discontinued substantially all origination activity from indirect origination channels, due to the higher credit risk associated with these channels.
Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables) were 1.69% at September 30, 2009, 2.32% at June 30, 2009 and 1.59% at December 31, 2008. Worsening general economic trends have resulted in increased delinquencies, as discussed above. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.
In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. The factors and trends discussed above were included in the Company’s analysis to determine its allowance for credit losses. (See “Critical Accounting Policies.”)
RESIDUAL PERFORMANCE
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. Based on the minimum lease payments receivable as of September 30, 2009, approximately 71% of our leases were one dollar purchase option leases, 25% were fair market value leases and 4% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of September 30, 2009, there were $46.2 million of residual assets retained on our Consolidated Balance Sheet, of which $37.3 million, or 80.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of September 30, 2009 and December 31, 2008, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.8 million for each of the three-month periods ended September 30, 2009 and September 30, 2008. For the nine months ended September 30, 2009, renewal income net of depreciation totaled $5.3 million compared to $5.2 million for the nine months ended September 30, 2008. For the three months ended September 30, 2009, net losses on residual values disposed at end of term totaled $495,000 compared to net losses of $244,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, net losses on residual values disposed at end of term totaled $1.2 million compared to net losses of $638,000 for the nine months ended September 30, 2008. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the term.

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
We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third-party financing to fund our operations:
•	borrowings under a revolving or short-term bank facility;

•	financing of leases and loans in CP conduit warehouse facilities;

•	financing of leases through term note securitizations; and

•	FDIC-insured certificates of deposit issued by our wholly-owned subsidiary, Marlin Business Bank (MBB).
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base. From its opening to September 30, 2009, MBB has funded $125.8 million of leases and loans through its initial capitalization of $12 million and its issuance of $104.7 million in FDIC insured deposits at an average borrowing rate of 3.79%.
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
MBB has requested a modification to the FDIC Order to eliminate the inconsistencies that restrict the growth of the bank during its first three years of operations. The modification request is under review by the FDIC, but the FDIC has not provided a timeline as to when a final decision may be expected. At this time, we are awaiting a final ruling from the FDIC on the modification request. Until we receive the FDIC’s final decision, MBB will continue to adhere to its original three-year plan approved by the FDIC. If the FDIC approves the modification request, then the Company intends to inject additional capital into MBB and begin executing the business plan approved by the FRB.
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
New originations, other than those originated by MBB, have generally been funded in the short-term with cash from operations or through borrowings under our revolving bank facility or our CP conduit warehouse facility. Historically, we have executed a term note securitization approximately once a year to refinance and relieve the bank revolver and CP conduit warehouse facility. Due to the impact on borrowing costs from unfavorable market conditions and the available capacity in our warehouse facilities at that time, the Company elected not to complete a fixed-rate term note securitization in 2008. As of September 30, 2009, we had $86.7 million in borrowings outstanding under our CP conduit warehouse facility. The CP conduit facility had a termination date of March 15, 2009, and was subsequently amended to terminate on March 30, 2010. Borrowings under the CP conduit facility are currently being amortized and there is no available borrowing capacity in the facility. The revolving bank facility had a termination date of March 31, 2009, and was subsequently amended to a short-term borrowing facility which was paid off on its revised termination date of June 29, 2009.

On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75,000,000, three-year committed loan facility with the Lender Finance division of Wells Fargo Foothill. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is October 9, 2012.
Net cash provided by investing activities was $140.3 million for the nine-month period ended September 30, 2009, compared to net cash provided by investing activities of $112.6 million for the nine-month period ended September 30, 2008. Investing activities primarily relate to lease payment activity and restricted interest-earning deposits with banks.
Net cash used by financing activities was $164.5 million for the nine-month period ended September 30, 2009, compared to net cash used by financing activities of $161.7 million for the nine-month period ended September 30, 2008. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $34.4 million for the nine-month period ended September 30, 2009, compared to net cash provided by operating activities of $35.7 million for the nine-month period ended September 30, 2008.
We expect cash from operations, additional borrowings on existing and future credit facilities, funds from certificates of deposit and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth. Our debt to equity ratio was 3.00:1 at September 30, 2009 and 4.14:1 at December 31, 2008.
Total Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We have traditionally funded our originations and growth using advances under our revolving bank facility, our CP conduit warehouse facility and certificates of deposit issued through MBB. Total cash and cash equivalents available as of September 30, 2009 was $50.4 million compared to $40.3 million at December 31, 2008.
As of September 30, 2009, we also had $64.9 million of cash that was classified as restricted interest-earning deposits with banks, compared to $66.2 million at December 31, 2008. Restricted interest-earning deposits with banks consists primarily of advance payment accounts related to our term note securitizations.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Borrowings outstanding under the Company’s revolving or short-term credit facilities and long-term debt consist of the following:

	For the Nine Months Ended September 30, 2009				As of September 30, 2009
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity(1)
	(Dollars in thousands)
Revolving or short-term bank facility(2)	$—	$16,839	$5,894	2.92%	$—	—%	$—
Federal funds purchased	1,200	1,200	4	0.65%	1,200	0.65%	1,200
CP conduit warehouse facility(3)	—	111,380	96,735	4.92%	86,660	4.74%	—
Term note securitizations(4)	—	419,167	356,666	5.65%	275,106	5.71%	—

	$1,200		$459,299	5.46%	$362,966	5.46%	$1,200

(1)
Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2009, MBB had $8.0 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

(2)	Paid off and not renewed at June 29, 2009. Therefore, there was no unused capacity at September 30, 2009.

(3)	Converted from a revolving facility to an amortizing facility in March, 2009.

(4)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Revolving Bank Facility/Short-term Bank Facility
As of December 31, 2008, the Company had a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings. The revolving bank facility had a termination date of March 31, 2009, and was subsequently amended to a short-term borrowing facility scheduled to terminate on June 29, 2009. The Company elected to pay off the balance outstanding at the termination date. Therefore, there were no outstanding borrowings under this facility at September 30, 2009. There were $20.0 million of outstanding borrowings under this facility at December 31, 2008. For the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company incurred commitment fees on the unused portion of the credit facility of $30,000 and $138,000, respectively.
Federal Funds Line of Credit with Correspondent Bank
MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $1.2 million. On September 30, 2009, MBB drew against the line on a short-term basis in order to test the facility. The amount was repaid on October 6, 2009.
Federal Reserve Discount Window (“Federal Reserve Advances”)
In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2009, MBB had $8.0 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.
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

This facility was scheduled to expire in March 2009, and was amended to (1) extend the termination date to March 30, 2010, (2) convert the facility from a revolving facility to an amortizing facility, and (3) revise the interest rate margin and fees. There were $86.7 million of outstanding borrowings under this facility at September 30, 2009 and there were $81.9 million of borrowings outstanding under this facility at December 31, 2008. There is no additional borrowing capacity under this facility. For the nine months ended September 30, 2009, the weighted average interest rate was 4.92%. For the year ended December 31, 2008, the weighted average interest rate was 5.37%.
The facility requires that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest-rate cap agreements.
Term Note Securitizations
Since our founding through September 30, 2009, we have completed nine on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned, special purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facility primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and because the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. At September 30, 2009 and at December 31, 2008, outstanding term securitizations amounted to $275.1 million and $441.4 million, respectively.
Financial Covenants
Under the short-term bank facility, CP conduit warehouse facility and term securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions. Some of the critical financial and credit quality covenants under our borrowing arrangements as of September 30, 2009 include:

	Actual(1)	Requirement
Tangible net worth minimum	$132.6 million	$90.6 million
Debt-to-equity ratio maximum	3.2 to 1	10.0 to 1
Four-quarter rolling average interest coverage ratio minimum	1.73 to 1	1.25 to 1

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.
A change in the Chief Executive Officer or Chief Operating Officer is an event of default under the short-term bank facility and CP conduit warehouse facility unless a replacement acceptable to the Company’s lenders is hired within 90 days. Such an event is also an immediate event of service termination under the term securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. In addition, the CP conduit warehouse facility contains a cross default provision whereby certain defaults under a term note securitization would also be an event of default. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.
None of the Company’s debt facilities contain subjective acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under conditions that are not objectively determinable (for example, “if a material adverse change occurs”).
As of September 30, 2009, the Company was in compliance with the terms of the CP conduit warehouse facility and the term securitization agreements.

Items Subsequent to September 30, 2009
On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75,000,000, three-year committed loan facility with the Lender Finance division of Wells Fargo Foothill. The facility is secured by a lien on MRC’s assets and is supported by guaranties from the Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is October 9, 2012. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.
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

At September 30, 2009, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.23%, 15.17% and 16.06%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively. At September 30, 2009, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 22.31%, 27.17% and 28.43%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.
Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at September 30, 2009 was $15.2 million, which qualifies for “well capitalized” status. We are seeking to modify the Order issued when MBB became an industrial bank to eliminate certain inconsistencies between the Order and the FRB Approval of MBB as a commercial bank, specifically those that restrict the growth of the bank during its first three years of operations.
Information on Stock Repurchases
Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.
Contractual Obligations (excluding Deposits)
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of September 30, 2009 were as follows:

	Contractual Obligations as of September 30, 2009
			Operating	Leased	Capital
	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
Period Ending December 31,
2009	$60,008	$7,138	$3	$420	$9	$67,578
2010	207,909	7,914	11	1,575	35	217,444
2011	68,901	2,750	8	1,431	35	73,125
2012	24,139	470	4	1,461	18	26,092
2013	1,878	28	4	623	—	2,533
Thereafter	131	1	4	—	—	136

Total	$362,966	$18,301	$34	$5,510	$97	$386,908

(1)	Includes interest on term note securitizations only. Excludes interest on $86.7 million of CP conduit warehouse facility and interest on $1.2 million of federal funds purchased.
MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 12.3% to 23.9%, and averaged 20.9%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization. At September 30, 2009, $86.7 million, or 23.9%, of our borrowings were variable-rate borrowings.

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
All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to the Derivatives and Hedging Topic of the FASB ASC.
Prior to July 1, 2008, these interest-rate swap agreements were designated and accounted for as cash flow hedges of specific term note securitization transactions, as prescribed by U.S. GAAP. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term securitization.
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
For the forecasted transactions that are probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of September 30, 2008 will be reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income is recognized in earnings immediately.
During the third quarter of 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. As a result, a $233,000 pretax ($141,000 after-tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives for the three-month period ended September 30, 2009.
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

The Company recorded a gain (loss) on derivatives activities for the periods indicated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Change in fair value of derivatives contracts	$(1,397)	$(2,160)	(2,467)	$(2,160)
Cash flow hedging gains (losses) on forecasted transactions no longer probable of occurring(1)	233	(1,120)	642	(1,120)

Gain (loss) on derivatives	$(1,164)	$(3,280)	$(1,825)	$(3,280)

(1)	Reclassified from accumulated other comprehensive income
The fair value of derivatives at September 30, 2009 represents their value at that specific point in time, and will not necessarily reflect the value at settlement due to inherent volatility in the financial markets.
Subsequent to September 30, 2009, certain interest-rate swaps terminated. These interest-rate swaps had a total notional principal of $125 million and inception dates in December 2007 and January 2008. The cash settlement approximated the fair value recorded on these interest-rate swaps as of September 30, 2009.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements. Accordingly, these cap agreements are recorded at fair value in other assets at 181,000 and $53,000 as of September 30, 2009 and December 31, 2008, respectively. The notional amount of interest-rate caps owned as of September 30, 2009 and December 31, 2008 was $134.9 million and $175.8 million, respectively. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.
The Company also sells interest-rate caps to partially offset the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to partially offset the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold partially offset the interest-rate cap positions owned. There were no outstanding notional amounts for interest-rate cap agreements sold at September 30, 2009. The notional amount of interest-rate cap agreements sold was $165.5 million at December 31, 2008. The fair value of interest-rate cap agreements sold is recorded in other liabilities at $40,000 as of December 31, 2008. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.
The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of September 30, 2009.

	Scheduled Maturities by Calendar Year
						Total
					2013 &	Carrying
	2009	2010	2011	2012	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$45,832	$134,225	$68,901	$24,139	$2,009	$275,106
Average fixed rate	5.60%	5.76%	6.02%	6.39%	7.03%	5.86%
Variable-rate debt	$14,176	$73,684	$—	$—	$—	$87,860
Average variable rate	4.63%	5.00%	—	—	—	4.94%
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

For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended September 30, 2009 would have been to reduce net interest and fee income by approximately $958,000 based on our average variable-rate borrowings of approximately $95.6 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. The impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our interest-rate swap agreements are indexed would have resulted in an estimated change in fair value of approximately $2.4 million at September 30, 2009, which would have been reflected as a reduction in the loss on derivatives in the consolidated statements of operations.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the FASB Accounting Standards Codification (“ASC”) would become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding all other accounting literature except that issued by the SEC. The Codification does not change U.S. GAAP. However, as a result, only one level of authoritative U.S. GAAP exists. All other literature is considered non-authoritative. The FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, we have changed the way specific accounting standards are referenced in our condensed consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value. This guidance provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, fair value should be measured using one or more specific techniques outlined in the update. The guidance was effective for the first reporting period after issuance. The adoption of the guidance did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.
On June 16, 2008, the FASB issued FASB Staff Position No. Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which was subsequently included in the Earnings Per Share Topic of the FASB ASC. This guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities to be included in the computation of earnings per share (“EPS”) using the two-class method. The guidance was effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.
In this report for the quarterly period ended September 30, 2009, the Company has retrospectively adjusted its earnings per share data to conform with the provisions of FSP EITF 03-6-1, as incorporated in the Earnings Per Share Topic of the FASB ASC. The adoption of these provisions resulted in an increase of approximately 2% in the weighted average number of shares used in computing basic and diluted EPS for the nine-month period ended September 30, 2008. There was no change in the weighted average number of shares used in computing basic and diluted loss per share for the three-month period ended September 30, 2008 because the inclusion of additional shares would have been anti-dilutive.
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which was subsequently incorporated in the Fair Value Measurements and Disclosures Topic of the ASC. This guidance provided additional direction in determining whether a market for a financial asset is inactive and, if so, whether transactions in that market are distressed, in order to determine whether an adjustment to quoted prices is necessary to estimate fair value. This additional guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of the guidance did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was subsequently incorporated in the Financial Instruments Topic of the FASB ASC. This guidance requires disclosures about the fair value of an entity’s financial instruments, whenever financial information is issued for interim reporting periods. The additional guidance was effective for interim periods ending after June 15, 2009. Accordingly, the Company has included these disclosures in its Notes to Consolidated Financial Statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which was subsequently incorporated in the Subsequent Events Topic of the FASB ASC. The new guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The circumstances under which these events or transactions should be recognized or disclosed in financial statements was defined. Disclosure of the date through which subsequent events have been evaluated is also required, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.
The new guidance is effective for interim or annual reporting periods ending after June 15, 2009. Therefore, the Company has incorporated this disclosure in its Notes to Consolidated Financial Statements. There was no material impact on the consolidated earnings, financial position or cash flows of the Company.
In June 2009, the FASB issued two standards changing the accounting for securitizations. FASB Statement No. 166, Accounting for Transfers of Financial Assets is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It also changes the requirements for derecognizing financial assets, and requires additional disclosures. These changes have been incorporated in the Transfers and Servicing Topic of the FASB ASC.
FASB Statement 167, Amendments to FASB Interpretation No. 46(R), is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This change has been incorporated in the Consolidation Topic of the FASB ASC, and requires additional disclosures about involvement with variable interest entities, the related risk exposure due to that involvement, and the impact on the entity’s financial statements.
The new guidance for the accounting for securitizations will be effective for the Company on January 1, 2010. Early application is not permitted. The adoption of the new requirements is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There were no shares of common stock repurchased by the Company pursuant to the above plan during the third quarter of 2009. As of September 30, 2009, the maximum approximate dollar value of shares that may yet be purchased under the stock repurchase plan is $10.7 million.
In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan, participants may have shares withheld to cover income taxes. There were no shares repurchased to cover income taxes during the third quarter of 2009.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On October 28, 2009, the Registrant held its Annual Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders re-elected seven existing Directors to serve until the 2010 Annual Meeting of Shareholders and until their successors are elected and qualified. The vote on each Director is set forth below:

Name	For	Withheld
Daniel P. Dyer	10,829,035 shares	51,516 shares
John J. Calamari	10,820,100 shares	60,451 shares
Lawrence J. DeAngelo	10,673,437 shares	207,114 shares
Edward Grzedzinski	10,672,811 shares	207,740 shares
Kevin J. McGinty	10,829,035 shares	51,516 shares
Matthew J. Sullivan	10,666,392 shares	214,159 shares
James W. Wert	10,829,035 shares	51,516 shares

At the Meeting, the shareholders voted to approve the amendment to the Corporation’s 2003 Equity Compensation Plan, as amended (the “Equity Plan”), to increase the maximum aggregate number of shares of the Corporation’s stock that may be subject to grants made under the Equity Plan to any individual during any calendar year from 100,000 shares to 200,000 shares, and the Equity Plan as so amended. The vote on this matter is set forth below:

For	Against	Abstain	Broker Non-Vote
9,617,276 shares	527,708 shares	35,755 shares	699,812 shares
At the Meeting, the shareholders voted to approve the amendment to the Equity Plan to allow a one-time stock option exchange program for the Corporation’s employees. The vote on this matter is set forth below:

For	Against	Abstain	Broker Non-Vote
6,272,861 shares	3,898,873 shares	9,005 shares	699,812 shares
At the Meeting, the shareholders voted to approve the amendment to the Equity Plan to increase the maximum aggregate number of shares of the Corporation’s common stock that may be subject to grants made under the Equity Plan to any individual during the 2010 calendar year to 300,000 shares if the option exchange program is approved, and the Equity Plan as so amended. The vote on this matter is set forth below:

For	Against	Abstain	Broker Non-Vote
6,294,053 shares	3,850,601 shares	36,085 shares	699,812 shares
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corp., Marlin Business Services Corp. and Wells Fargo Foothill, LLC (3)
31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

(1)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.

(2)
Previously filed with the SEC as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003 and incorporated by reference herein.

(3)	Previously filed with the SEC as an exhibit to the Company’s Form 8-K dated October 9, 2009, and incorporated by reference herein.

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
Date: November 3, 2009

EXHIBIT INDEX

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