Form 10-K
period 2009-12-31
MARLIN BUSINESS SERVICES CORP
filed 2010-03-05
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
       (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ Global Select Market was approximately $50,970,293 as of June 30, 2009. Shares of common stock held by each executive officer and director and persons known to us who beneficially owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 25, 2010 was 12,727,965 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a nationwide provider of equipment financing and working capital solutions primarily to small businesses. We finance over 100 categories of commercial equipment important to our end user customers, including copiers, certain commercial and industrial equipment, security systems, computers and telecommunications equipment. Our average lease transaction was approximately $11,300 at December 31, 2009, and we typically do not exceed $250,000 for any single lease transaction. This segment of the equipment leasing market is commonly known in the industry as the small-ticket segment. We access our end user customers through origination sources comprised of our existing network of over 9,700 independent commercial equipment dealers and, to a much lesser extent, through relationships with lease brokers and direct solicitation of our end user customers. We use a highly efficient telephonic direct sales model to market to our origination sources. Through these origination sources, we are able to deliver convenient and flexible equipment financing to our end user customers. Our typical financing transaction involves a non-cancelable, full-payout lease with payments sufficient to recover the purchase price of the underlying equipment plus an expected profit. As of December 31, 2009, we serviced approximately 87,000 active equipment leases having a total original equipment cost of $985.9 million for approximately 72,000 end user customers.

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

On January 13, 2009, MBB converted from an industrial bank to a commercial bank chartered and supervised by the State of Utah and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In connection with the conversion of MBB to a commercial bank, Marlin Business Services Corp. became a bank holding company on January 13, 2009. In connection with this approval, the Federal Reserve Board required the Company to identify any of its activities or investments that were impermissible under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Such activities or investments must be terminated or conform to the Bank Holding Company Act within two years of the approval (unless additional time is granted by the Federal Reserve Board). (See Supervision and Regulation in this Item 1). The Company’s reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd., are impermissible under the Bank Holding Company Act. However, such activities would be permissible if the Company was a financial holding company, and the Company intends to seek certification from the Federal Reserve Board to become a financial holding company within two years from its approval on January 13, 2009 to become a bank holding company.

The small-ticket equipment leasing market is highly fragmented. We estimate that there are more than 100,000 independent equipment dealers who sell the types of equipment we finance. We focus primarily on the segment of the market comprised of the small and mid-size independent equipment dealers. We believe this segment is underserved because: 1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to equipment manufacturers and larger distributors, rather than the independent equipment dealers; and 2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to service adequately these equipment dealers on high volume, low-balance transactions. We focus on establishing our relationships with independent equipment dealers to meet their need for high-quality, convenient point-of-sale lease financing programs. We provide equipment dealers with the ability to offer our lease financing and related services to their customers as an integrated part of their selling process, allowing them to increase their sales and provide better customer service. We believe our personalized service approach appeals to the independent equipment dealer by providing each dealer with a single point of contact to access our flexible lease programs, obtain rapid credit decisions and receive prompt payment of the equipment cost. Our fully integrated account origination platform enables us to solicit, process and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2009, we have processed approximately 653,000 lease applications and originated over 279,000 new leases.

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

Competitive Strengths

We believe several characteristics may distinguish us from our competitors, including the following:

Multiple Sales Origination Channels.  We use multiple sales origination channels to penetrate effectively the highly diversified and fragmented small-ticket equipment leasing market. Our direct origination channels, which historically have accounted for approximately 74% of our originations, involve: 1) establishing relationships with independent equipment dealers; 2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and 3) soliciting our existing end user customer base for repeat business. Our indirect origination channels have historically accounted for approximately 26% of our originations and consist of our relationships with brokers and certain equipment dealers who refer transactions to us for a fee or sell leases to us that they originated. In 2008, we took steps to reduce the portion of our business that is derived from the indirect channels to focus our origination resources on the more profitable direct channels. During 2009, the Company discontinued substantially all origination activity from indirect origination channels. As a result, indirect business represented only 2% of 2009 originations, while direct business represented 98%.

Highly Effective Account Origination Platform.  Our telephonic direct marketing platform offers origination sources a high level of personalized service through our team of 38 sales account executives, each of whom acts as the single point of contact for his or her origination sources. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

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

Portfolio Diversification.  As of December 31, 2009, no single end user customer accounted for more than 0.08% of our portfolio and leases from our largest origination source accounted for only 2.7% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (12%), Florida (9%), and New York (9%).

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

Sophisticated Collections Environment.  Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and collect post charge-off recovery dollars. Our collection strategy employs a delinquency bucket segmentation approach, where certain collectors are assigned to accounts based on their delinquency status. The delinquency bucket segmentation approach allows us to assign our more experienced collectors to the late stage delinquent accounts. In addition, the collections department utilizes specialist collectors who focus on delinquent late fees, property taxes, bankrupt and large balance accounts.

Access to Multiple Funding Sources.  We have established and maintained diversified funding capacity through multiple facilities with several national credit providers. The opening of our wholly-owned subsidiary, MBB, provides an additional funding source, primarily through the issuance of FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. Our proven ability to access funding consistently at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business. (See Liquidity and Capital Resources in Item 7).

Experienced Management Team.  Our executive officers average more than 19 years of experience in providing financing solutions primarily to small businesses. As we have grown, our founders have expanded the management team with a group of successful, seasoned executives.

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

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a financial services company, we have been navigating through the ongoing challenging economic environment. In response to this environment, on May 13, 2008, we reduced our staffing by approximately 14.7%. This action was part of an overall effort to reduce operating costs in light of our decision to moderate growth in fiscal 2008. Approximately 51 employees were affected as a result of the staff reduction. On May 13, 2008, we notified the affected employees. We incurred pretax costs in the three months ended June 30, 2008 of approximately $501,000 related to this action, almost all of which was related to severance costs. The total annualized pretax cost savings resulting from this reduction is estimated to be approximately $2.6 million.

We continued to face a challenging economic environment in 2009. As a result, we proactively lowered expenses in the first quarter of 2009, including reducing our workforce by 17% and closing our two smallest satellite sales offices in Chicago and Utah. A total of approximately 49 employees company-wide were affected as a result of the staff reductions in the first quarter of 2009. We incurred pretax severance costs in the three months ended March 31, 2009 of approximately $500,000 related to the staff reductions. The total annualized pretax salary cost savings resulting from this reduction is estimated to be approximately $2.3 million.

During the second quarter of 2009, we announced a further workforce reduction of 24%, or 55 employees company-wide, including the closure of our Denver satellite office. We incurred pretax severance costs in the three months ended June 30, 2009 of approximately $700,000 related to these staff reductions. The total annualized pretax salary cost savings resulting from this reduction is estimated to be approximately $2.9 million. Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.

Asset Originations

Overview of Origination Process.  We access our end user customers through our extensive network of independent equipment dealers and, to a much lesser extent, through the direct solicitation of our end user customers. We use a highly efficient telephonic direct sales model to market to our origination sources. Through these sources, we are able to deliver convenient and flexible equipment financing to our end user customers.

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

Of our 181 total employees as of December 31, 2009, we employed 38 sales account executives, each of whom receives a base salary and earns commissions based on his or her lease and loan originations. We also employed 3 employees dedicated to marketing as of December 31, 2009.

Sales Origination Channels.  We currently use direct sales origination channels to penetrate effectively a multitude of origination sources in the highly diversified and fragmented small-ticket equipment leasing market. All sales account executives use our telephonic direct marketing sales model to solicit these origination sources and end user customers.

Direct Channels.  Our direct sales origination channels, which have historically accounted for approximately 74% of our originations, involve:

•	Independent Equipment Dealer Solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $2.0 million in annual revenues and fewer than 20 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

•	Major and National Accounts. This channel focuses on two specific areas of development: (i) national equipment manufacturers and distributors, where we seek to leverage their endorsements to become the preferred lease financing source for their independent dealers, and (ii) major accounts (distributors) with a consistent flow of business that need a specialized marketing and sales platform to convert more sales using a leasing option. Once a relationship is established with a major or national account, they are serviced by our sales account executives in the independent equipment dealer channel. This allows us to leverage quickly and efficiently the relationship into new business opportunities with many new distributors located nationwide.

•	End User Customer Solicitations. This channel focuses on soliciting our existing portfolio of approximately 72,000 end user customers for additional equipment leasing or financing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including (i) retained credit information; (ii) consistent payment histories; and (iii) a demonstrated propensity to finance their equipment.

Indirect Channels.  Our indirect origination channels have historically accounted for approximately 26% of our originations and consist of our relationships with lease brokers and certain equipment dealers who refer end user customer transactions to us for a fee or sell us leases that they originated with an end user customer. We conduct our own independent credit analysis on each end user customer in an indirect lease transaction. We have written agreements with most of our indirect origination sources whereby they provide us with certain representations and warranties about the underlying lease transaction. The origination sources in our indirect channels generate leases that are similar to our direct channels.

In 2008, we took steps to reduce the portion of our business that is derived from the indirect channels to focus our origination resources on the more profitable direct channels. During 2009, the Company discontinued substantially all origination activity from indirect origination channels. As a result, indirect business represented only 2% of 2009 originations while direct business represented 98%.

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

Product Offerings

Equipment Leases.  The types of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. We seek to reduce the financial risk associated with our lease transactions through the use of full pay-out leases. A full pay-out lease provides that the non-cancelable rental payments due during the initial lease term are sufficient to recover the purchase price of the underlying equipment plus an expected profit. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 60 months. At December 31, 2009, the average original term of the leases in our portfolio was approximately 50 months, and we had personal guarantees on approximately 41% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

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

Property Insurance on Leased Equipment.  Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as a loss payee under that policy. At December 31, 2009, approximately 57% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third-party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

In May 2000, we established AssuranceOne, Ltd., our Bermuda-based, wholly-owned captive insurance subsidiary, to enter into a reinsurance contract with the issuer of the master property insurance policy. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less a ceding fee based on annual net premiums written. The reinsurance contract expires in May 2012.

Portfolio Overview

At December 31, 2009, we had 87,458 active leases in our portfolio, representing aggregate minimum lease payments receivable of $495.0 million. With respect to our portfolio at December 31, 2009:

•	the average original lease transaction was $11,300, with an average remaining balance of $5,700;

•	the average original lease term was 50 months;

•	our active leases were spread among 72,345 different end user customers, with the largest single end user customer accounting for only 0.08% of the aggregate minimum lease payments receivable;

•	over 78.9% of the aggregate minimum lease payments receivable were with end user customers who had been in business for more than five years;

•	the portfolio was spread among 10,280 origination sources, with the largest source accounting for only 2.7% of the aggregate minimum lease payments receivable, and our ten largest origination sources accounting for only 10.4% of the aggregate minimum lease payments receivable;

•	there were over 100 different equipment categories financed, with the largest categories set forth as follows, as a percentage of the December 31, 2009 aggregate minimum lease payments receivable:

Equipment Category	Percentage

Copiers	27.02%
Security systems	7.75%
Commercial & Industrial	6.69%
Telecommunications equipment	6.25%
Computers	6.08%
Closed Circuit TV security systems	5.83%
Restaurant equipment	4.16%
Computer software	3.69%
Medical	3.12%
Automotive	2.78%
Healthcare diagnostic	2.47%
Water filtration systems	2.36%
Cash registers	2.02%
Office Furniture	1.68%
All others (none more than 1.30%)	18.01%

•	we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2009 aggregate minimum lease payments receivable:

State	Percentage

California	12.47%
Florida	8.70%
New York	8.66%
Texas	7.45%
New Jersey	6.09%
Pennsylvania	4.32%
North Carolina	3.78%
Georgia	3.56%
Massachusetts	3.10%
Illinois	2.96%
South Carolina	2.89%
Ohio	2.72%
All others (none more than 2.3%)	33.30%

Information Management

A critical element of our business operations is our ability to collect detailed information on our origination sources and end user customers at all stages of a financing transaction and to manage that information effectively so that it can be used across all aspects of our business. Our information management system integrates a number of technologies to optimize our sales origination, credit, collection and account servicing functions. Applications used across our business include:

•	a sales information database that: 1) summarizes vital information on our prospects, origination sources, competitors and end user customers compiled from third-party data, trade associations, manufacturers, transaction information and data collected through the sales solicitation process; and 2) produces detailed reports using a variety of data fields to evaluate the performance and effectiveness of our sales account executives;

•	a call management reporting system that systematically analyzes call activity patterns to improve inbound and outbound calling campaigns for originations, collections and customer service;

•	a credit performance database that stores extensive portfolio performance data on our origination sources and end user customers. Our credit staff has on-line access to this information to monitor origination sources, end user customer exposure, portfolio concentrations and trends and other credit performance indicators;

•	predictive auto dialer technology that is used in both the sales origination and collection processes to improve the efficiencies by which these groups make their thousands of daily phone calls;

•	imaging technology that enables our employees to retrieve at their desktops all documents evidencing a lease transaction, thereby further improving our operating efficiencies and service levels; and

•	an integrated voice response unit that enables our end user customers the opportunity to obtain quickly and efficiently certain information from us about their account.

Our information technology platform infrastructure is industry standard and fully scalable to support future growth. Our systems are backed up nightly and a full set of data tapes is sent to an off-site storage provider weekly. In addition, we have contracted with a third party for disaster recovery services.

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Credit analysts are centralized in our New Jersey headquarters and at December 31, 2009 we had a total of 12 analysts, each with an average of more than 8 years of experience. Each credit analyst is measured monthly against a discrete set of performance variables, including decision turnaround time, approval and loss rates, and adherence to our underwriting policies and procedures.

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

End User Customer Review.  Each end user customer’s application is reviewed using our rules-based set of underwriting guidelines that focus on commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on their experience in extending credit to small businesses. The guidelines are reviewed and revised as necessary by our Senior Credit Committee, which is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Risk Officer, Chief Lending Officer and Vice President of Collections. Our underwriting guidelines require a thorough credit investigation of the end user customer. The guidelines also include an analysis of the personal credit of the owner, who often guarantees the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

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

Our internal credit surveillance team is responsible for ensuring that the credit department adheres to all underwriting guidelines. The audits produced by this department are designed to monitor our origination sources, appropriateness of exceptions to credit policy and documentation quality. Management reports are regularly generated by this department detailing the results of these surveillance activities.

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

Collection Process

Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and collect post-default recovery dollars. Our collection strategy employs a delinquency bucket segmentation approach, where certain collectors are assigned to accounts based on their delinquency status. The collectors are individually accountable for their results and a significant portion of their compensation is based on the delinquency performance of their accounts. The delinquency bucket segmentation approach allows us to assign our more experienced collectors to the later stage delinquent accounts.

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

After an account becomes 120 days or more past due, it is generally charged-off and referred to our internal recovery group, consisting of a team of paralegals and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts, including: 1) initiating litigation against the end user customer and any personal guarantor using our internal legal staff; 2) referring the account to an outside law firm or collection agency; and/or 3) repossessing and remarketing the equipment through third parties.

At the end of the initial lease term, a customer may return the equipment, continue leasing the equipment, or purchase the equipment for the amount set forth in the purchase option granted to the customer. The end of term department maintains a team of employees who seek to realize our recorded residual in the leased equipment at the end of the lease term.

Supervision and Regulation

Although most states do not directly regulate the commercial equipment lease financing business, certain states require lenders and finance companies to be licensed, impose limitations on interest rates and other charges, mandate disclosure of certain contract terms and constrain collection practices and remedies. Under certain circumstances, we also may be required to comply with the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These acts require, among other things, that we provide notice to credit applicants of their right to receive a written statement of reasons for declined credit applications. The Telephone Consumer Protection Act (“TCPA”) of 1991 and similar state statutes or rules that govern telemarketing practices are generally not applicable to our business-to-business calling platform; however, we are subject to the sections of the TCPA that regulate business-to-business facsimiles. The Fair and Accurate Transactions Act (“FACT ACT”) requires financial institutions to establish a written program to implement “Red Flag Guidelines”, which is intended to detect, prevent and mitigate identity theft. The FACT ACT also provides guidance regarding reasonable policies and procedures that a user of consumer credit reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.

Our insurance operations are subject to various types of governmental regulation. We are required to maintain insurance producer licenses in states where we sell our insurance product. Our wholly-owned insurance company subsidiary, AssuranceOne Ltd., is a Class 1 Bermuda insurance company and, as such, is subject to the Insurance Act 1978 of Bermuda, as amended, and related regulations.

Banking Regulation.  On January 13, 2009, in connection with the conversion of MBB from an industrial bank to a commercial bank, we became a bank holding company by order of the Federal Reserve Board and will be subject to regulation under the Bank Holding Company Act. In connection with this approval, the Federal Reserve

Board required the Company to identify any of its activities or investments that were impermissible under the Bank Holding Company Act. Such activities or investments must be terminated or conform to the Bank Holding Company Act within two years of the approval (unless additional time is granted by the Federal Reserve Board). The Company also agreed not to make additional investments in, or increase the types of impermissible products or services offered during this timeframe without the approval of the Federal Reserve Board. The Company’s reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd., are impermissible under the Bank Holding Company Act. However, such activities would be permissible if the Company was a financial holding company, and the Company intends to seek certification from the Federal Reserve Board to become a financial holding company within two years from its approval on January 13, 2009 to become a bank holding company. The Bank Holding Company Act requires prior approval of an acquisition of all or substantially all of the assets of a bank or of ownership or control of voting shares of any bank if the share acquisition would give us more than 5% of the voting shares of any bank or bank holding company.

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

Additional Activities.  Bank holding companies and their banking and non-banking subsidiaries have traditionally been limited to the business of banking and activities which are closely related thereto. The Gramm-Leach-Bliley Act (“GLB Act”) expanded the provisions of the Bank Holding Company Act by including a section that permits a bank holding company to become a financial holding company and permits them to engage in a full range of financial activities. A financial holding company is permitted to engage in a wide variety of activities deemed to be “financial in nature” and includes lending, exchanging, transferring, investing for others, or safeguarding money or securities, providing financial, investment or economic advisory services and underwriting, dealing in, or making a market in securities. It is our intention in the future to seek certification from the Federal Reserve Board to become a financial holding company.

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

Given the high thresholds noted above, Marlin is not required to apply Basel II and does not expect to apply it in the foreseeable future. Related modifications to regulatory practice in late 2009 to address issues related to the financial crisis of 2008 also did not require a change in MBB’s regulatory capital calculations. The U.S. federal bank regulatory agencies issued a separate proposal in December 2006 that would modify the existing Basel I framework applicable to the vast majority of U.S. banking organizations not required or electing to use the new Basel II program. The goal of this separate proposal would be to provide a more risk-sensitive capital regime for those organizations and to address concerns that the new Basel II framework would otherwise present significant competitive advantages for the largest participants in the U.S. banking industry.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. At December 31, 2009, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.55%, 16.07% and 17.12%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at December 31, 2009 was $16.1 million, which qualifies for “well capitalized” status.

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

On November 21, 2008, following a determination by the Secretary of the Treasury that systemic risk existed in the nation’s financial sector, the FDIC Board of Directors adopted a new program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of noninterest-bearing deposit transaction accounts, regardless of dollar amount (the “Temporary Liquidity Guarantee Program” (“TLGP”)). MBB has not participated in either facet of the TLGP.

After the passage of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the FDIC also increased deposit insurance for all deposit accounts up to $250,000 per account as of October 3, 2008 and ending December 31, 2009. In May 2009, a law was signed extending the temporary increase through December 31, 2013. Legislation has been introduced that will make this increase permanent. On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009. Effective April 1, 2009, the FDIC changed the way its assessment system differentiates for risk, making corresponding changes to assessment rates beginning with the second quarter of 2009, and make certain technical and other changes to these rules. The increase in deposit insurance described above, as well as the recent increase and anticipated additional increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks. The FDIC is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013. Recent failures caused that ratio to fall to 0.76 percent as of September 30, 2008.

On November 12, 2009, the Board of Directors of the FDIC voted to require insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allows the FDIC to strengthen the cash position of the Deposit Insurance Fund immediately without immediately impacting earnings of the industry. Payment of the prepaid assessment, along with the payment of MBB’s regular third quarter assessment, was paid when due on December 30, 2009.

Source of Strength Doctrine.  Under Federal Reserve Board policy and regulation, a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and is expected to stand prepared to commit resources to support each of them. Consistent with this policy, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

EESA.  Turmoil in the nation’s financial sector during 2008 resulted in the passage of the EESA and the adoption of several programs by the U.S. Department of the Treasury, as well as several actions by the Federal Reserve Board. One such program under the Treasury Department’s Troubled Asset Relief Program (“TARP”) was action by Treasury to make significant investments in U.S. financial institutions through the Capital Purchase Program. Our application to provide us with the flexibility to participate in the TARP was approved. However, based upon subsequent evaluation, we declined to participate.

The Federal Reserve has also developed an Asset-Backed Commercial Paper Money Market Fund Liquidity Facility (“AMLF”) and the Commercial Paper Funding Facility (“CPFF”). The AMLF provides loans to depository institutions to purchase asset-backed commercial paper from money market mutual funds. The CPFF provides a liquidity backstop to U.S. issuers of commercial paper. These facilities are presently authorized through February 1, 2010. We did not participate in either AMLF or CPFF.

TALF program.  In 2009, the Federal Reserve also created the Term Asset-Backed Securities Loan Facility (“TALF”) program, the intent of which was to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities (“ABS”) and improving the market conditions for ABS more generally. The TALF program provided ABS investors with financing to support their purchases of certain AAA-rated securities. On February 12, 2010, we issued $80.7 million of term ABS securities through our special purpose subsidiary, Marlin Leasing Receivables XII LLC, and the senior tranche of the offering was rated AAA, thereby making it eligible under the TALF program.

Future Legislation.  From time to time, legislation will be introduced in Congress and state legislatures with respect to the regulation of financial institutions. The financial crisis of 2008 and 2009 has resulted in U.S. government and regulatory agencies placing increased focus and scrutiny on the financial services industry. The U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits, among other things.

These programs have subjected financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation continue to be introduced in Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates and financial product offerings and disclosures, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot determine the ultimate effect that potential legislation, if enacted, or any regulations issued to implement it, would have on us.

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

Dividends.  The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. Additionally, pursuant to its FDIC Order, MBB is not permitted to pay dividends during the first three years of operations without the prior written approval of the FDIC and the State of Utah.

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

Employees

As of December 31, 2009, we employed 181 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

Available Information

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

If we cannot obtain external financing, we may be unable to fund our operations.  Our business requires a substantial amount of cash to operate. Our cash requirements will increase if our lease originations increase. We historically have obtained a substantial amount of the cash required for operations through a variety of external financing sources, such as borrowings under a revolving bank facility, along with financing of leases through commercial paper (“CP”) conduit warehouse facilities, a long-term loan facility and term note securitizations. A failure to renew and increase the funding availability under our existing facilities or to add new funding facilities could affect our ability to fund and originate new leases. An inability to complete term note securitizations or similar funding facilities would also negatively impact our ability to originate and service new leases.

Our ability to complete CP conduit transactions and term note securitizations, as well as our ability to obtain renewals of lenders’ commitments and new funding facilities, is affected by a number of factors, including:

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

We are and will continue to be dependent upon the availability of credit from these external financing sources to continue to originate leases and to satisfy our other working capital needs. We may be unable to obtain additional financing on acceptable terms, or at all, as a result of prevailing interest rates or other factors at the time, including the presence of covenants or other restrictions under existing financing arrangements. If any or all of our funding sources become unavailable on acceptable terms or at all, we may not have access to the financing necessary to conduct our business, which would limit our ability to fund our operations. Other than our long-term loan facility which matures on October 9, 2012, we do not have long-term commitments from any of our current funding sources. As a result, we may be unable to continue to access these or other funding sources. (See Liquidity and Capital Resources in Item 7). In the event we seek to obtain equity financing, our shareholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue such securities.

Our financing sources impose covenants, restrictions and default provisions on us, which could lead to termination of our financing facilities, acceleration of amounts outstanding under our financing facilities and our removal as servicer.  The legal agreements relating to our CP conduit warehouse facility, our long-term loan facility and our term note securitizations contain numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement, an interest coverage test and a maximum debt to equity ratio. In addition, a change in the Chief Executive Officer or Chief Operating Officer is an event of default under the long-term loan facility and CP conduit warehouse facility, unless we hire a replacement acceptable to our lenders within 120 days.

A merger or consolidation with another company in which we are not the surviving entity, likewise, is an event of default under our financing facilities. The Company’s long-term loan facility contains an acceleration clause allowing the creditor to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, “if a material adverse change occurs”). Further, our long-term loan facility and CP conduit warehouse facility contain cross default provisions whereby certain defaults under one facility would also be an event of default under the other facilities. An event of default under the CP conduit warehouse facility or the long-term loan facility could result in termination of further funds being made available. An event of default under any of our facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or our removal as a servicer of the leases financed by the facility. This would reduce our revenues from servicing and, by delaying any cash payment allowed to us under the financing facilities until the lenders have been paid in full, reduce our liquidity and cash flow.

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

Defaulted leases and certain delinquent leases also do not qualify as collateral against which initial advances may be made under our funding facilities, and we cannot include them in our term note securitizations. An increase in delinquencies or lease defaults could reduce the funding available to us under our facilities and could adversely affect our earnings, possibly materially. In addition, increasing rates of delinquencies or charge-offs could result in adverse changes in the structure of our future financing facilities, including increased interest rates payable to investors and the imposition of more burdensome covenants and credit enhancement requirements. Any of these occurrences may cause us to experience reduced earnings.

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

If we are unable to effectively execute our business strategy, we may suffer material operating losses.  Our financial position, liquidity, and results of operations depend on management’s ability to execute our business strategy and navigate through the ongoing challenging economic environment. Key factors involved in the execution of this strategy include achieving the desired volume of leases of suitable yield and credit quality, effectively managing those leases and obtaining appropriate funding. Accomplishing such a result on a cost-effective basis is largely a function of our marketing capabilities, our management of the leasing process, our credit underwriting guidelines, our ability to provide competent, attentive and efficient servicing to our end user customers, our ability to execute effective credit risk management and collection techniques, our access to financing sources on acceptable terms and our ability to attract and retain high quality employees in all areas of our business. Failure to manage effectively these and other factors related to our business strategy and our overall operations may cause us to suffer material operating losses.

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

If we cannot maintain our relationships with origination sources, our ability to generate lease transactions and related revenues may be significantly impeded.  We have formed relationships with thousands of origination sources, comprised primarily of independent equipment dealers. We rely on these relationships to generate lease applications and originations. Most of these relationships are not formalized in written agreements and those that are formalized by written agreements are typically terminable at will. Our typical relationship does not commit the origination source to provide a minimum number of lease transactions to us nor does it require the origination source to direct all of its lease transactions to us. The decision by a significant number of our origination sources to refer their leasing transactions to another company could impede our ability to generate lease transactions and related revenues.

If interest rates change significantly, we may be subject to higher interest costs on future term note securitizations and we may be unable to hedge our variable-rate borrowings effectively, which may cause us to suffer material losses.  Because our strategy is to fund our leases through bank deposits, a long-term loan facility and term note securitizations, our margins could be reduced by an increase in interest rates. Each of our leases is structured so that the sum of all scheduled lease payments will equal the cost of the equipment to us, less the residual, plus a return on the amount of our investment. This return is known as the yield. The yield on our leases is fixed because the scheduled payments are fixed at the time of lease origination. When we originate or acquire leases, we base our pricing in part on the spread we expect to achieve between the yield on each lease and the effective interest rate we expect to pay when we finance the lease. To the extent that a lease is financed with variable-rate funding, increases in interest rates during the term of a lease could narrow or eliminate the spread, or result in a negative spread. A negative spread is an interest cost greater than the yield on the lease. Certain of our funding facilities have variable rates based on the London Interbank Offered Rate (“LIBOR”), prime rate or commercial paper interest rates. As a result, because our assets have a fixed interest rate, increases in LIBOR, prime rate or commercial paper interest rates would negatively impact our earnings. If interest rates increase faster than we are able to adjust the pricing under our new leases, our net interest margin would be reduced. As required under our financing facility agreement, we enter into interest-rate cap agreements to hedge against the risk of interest rate increases in our CP conduit warehouse facility. If our hedging strategies are imperfectly implemented or if a counterparty defaults on a hedging agreement, we could suffer losses relating to our hedging activities. In addition, with respect to our fixed-rate borrowings, such as our term note securitizations, increases in interest rates could have the effect of increasing our borrowing costs on future term note transactions.

Further increase in the FDIC deposit insurance premium may have a significant financial impact on us.  The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Recent difficult economic conditions have increased actual bank failures and expectations for future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which have recently been increased) using the resources of the Deposit Insurance Fund. The FDIC is required by law to maintain adequate funding of the Deposit Insurance Fund, and the FDIC may increase premium assessments to maintain such funding.

On February 27, 2009, the FDIC determined that it would assess higher rates for institutions that relied significantly on secured liabilities or on brokered deposits but, for well-managed and well-capitalized banks, only when accompanied by rapid asset growth. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis-point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums due on December 30, 2009. Although we paid the prepayment when due on December 30, 2009, the FDIC may further increase our premiums or impose additional assessments or prepayment requirements on us in the future.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.  In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of bank holding companies in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

The departure of any of our key management personnel or our inability to hire suitable replacements for our management may result in defaults under our financing facilities, which could restrict our ability to access funding and operate our business effectively.  Our future success depends to a significant extent on the continued service of our senior management team. A change in the Chief Executive Officer or Chief Operating Officer is an event of default under our long-term loan facility and CP conduit warehouse facility, unless we hire a replacement acceptable to our lenders within 120 days.

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

Regulatory and legal uncertainties could result in significant financial losses and may require us to alter our business strategy and operations.  Laws or regulations may be adopted with respect to our equipment leases, the equipment leasing, telemarketing and collection processes or the banking industry. Any new legislation or regulation, or changes in the interpretation of existing laws, that affect the equipment leasing industry or the banking industry could increase our costs of compliance or require us to alter our business strategy.

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

Government regulation significantly affects our business.  The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. As of January 13, 2009, as a bank holding company, we are subject to regulation by the Federal Reserve Board and subject to the Bank Holding Company Act. Our bank subsidiary, MBB, is also subject to regulation by the Federal Reserve Board and is subject to regulation by the State of Utah. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth. The financial crisis of 2008 and 2009 has resulted in U.S. government and regulatory agencies placing increased focus and scrutiny on the financial services industry. The U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits, among other things.

These programs have subjected financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation continue to be introduced in Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates and financial product offerings and disclosures, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Such proposed changes in laws, regulations, and regulatory practices affecting the banking industry may limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to make loans and leases, and may also result in the imposition of additional costs on us.

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

Our quarterly operating results may fluctuate significantly.  Our operating results may differ from quarter to quarter, and these differences may be significant. Factors that may cause these differences include: changes in the volume of lease applications, approvals and originations; changes in interest rates; the timing of term note securitizations; the availability and cost of capital and funding; the degree of competition we face; the levels of charge-offs we incur; general economic conditions and other factors. In addition, by discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in the Consolidated Statements of Operations. This change creates volatility in our results of operations, as the market value of our derivatives may change over time, and this volatility may adversely impact our results of operations and financial condition. These changes in value are based on the values of the derivative contracts as of the dates reported in a volatile market that changes daily, and will not necessarily reflect the value at settlement. The results of any one quarter may not indicate what our performance may be in the future.

Our common stock price is volatile.  The trading price of our common stock may fluctuate substantially depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of financial services companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of market analysts;

•	investor perceptions of the equipment leasing industry in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	legislative and regulatory changes with respect to the financial industry;

•	general economic conditions and trends;

•	major catastrophic events;

•	loss of external funding sources;

•	sales of large blocks of our stock or sales by insiders; or

•	departures of key personnel.

It is possible that in some future quarter our operating results may be below the expectations of financial market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

Future sales of our common stock by a certain large shareholder could adversely affect the market price of our common stock.  A substantial number of shares of our common stock could be sold into the public market pursuant to a shelf registration statement on Form S-3 (No. 333-128329) that became effective on December 19, 2005. As of February 1, 2010, this large shareholder owned 2,309,934 shares of our common stock. The sale of all or a portion of these shares into the public market, or the perception that such a sale could occur, could adversely affect the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2009, we operated from four leased facilities including our executive office facility, a Philadelphia office facility, one branch office and the headquarters of MBB. Our Mount Laurel, New Jersey executive offices are housed in a leased facility of approximately 50,000 square feet under a lease that expires in May 2013. We also lease 3,524 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in July 2013. In addition, we have a regional office in Johns Creek, Georgia (a suburb of Atlanta). Our Georgia office is 5,822 square feet and the lease expires in July 2013. The headquarters of MBB in Salt Lake City is 5,764 square feet and the lease expires in October 2010. We believe our leased facilities are adequate for our current needs and sufficient to support our current operations and anticipated future requirements.

Item 3.	Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition or results of operations or cash flows.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	2009		2008
	High	Low	High	Low

First Quarter	$4.66	$2.52	$11.57	$7.55
Second Quarter	$5.60	$3.14	$8.01	$6.02
Third Quarter	$8.64	$4.94	$9.19	$6.12
Fourth Quarter	$8.11	$6.71	$8.75	$1.36

Dividend Policy

We have not paid or declared any cash dividends on our common stock. The payment of cash dividends, if any, will depend upon our earnings, financial condition, capital requirements, cash flow and long-range plans and such other factors as our Board of Directors may deem relevant.

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

Number of Record Holders

There were 285 holders of record of our common stock at February 25, 2010. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

There were no shares of common stock repurchased by the Company pursuant to its stock repurchase plan during the fourth quarter of 2009. As of December 31, 2009, the maximum approximate dollar value of shares that may yet be purchased under the stock repurchase plan is $10.7 million.

In addition to the stock repurchase plan disclosed above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants in the 2003 Plan may have shares withheld to cover income taxes. There were no such shares repurchased to cover participants’ income tax withholding pursuant to the 2003 Plan during the fourth quarter of 2009.

At the October 28, 2009 annual stockholders’ meeting, the shareholders voted to approve an amendment to the 2003 Plan to allow a one-time stock option exchange program for the Company’s employees, to commence within six months following the annual meeting. If implemented, the exchange program would allow us to cancel certain underwater stock options currently held by our employees in exchange for the grant of a lesser amount of stock options with lower exercise prices and a new vesting schedule and term. Each replacement option will have an exercise price per share equal to the closing price of our common stock on the date of grant, and will have a new seven-year term.

Exchange ratios will be designed to result in a fair value, for accounting purposes, of the replacement options that will be approximately equal to the fair value of the eligible options that are surrendered in the exchange (based on valuation assumptions made when the offer to exchange commences). Therefore, we do not expect to recognize significant incremental compensation expense as a result of the exchange program.

Sale of Unregistered Securities

On February 12, 2010, we issued $80.7 million of term asset-backed debt securities through our special purpose subsidiary, Marlin Leasing Receivables XII LLC, with the senior tranche of the offering being eligible under the TALF program established by the Federal Reserve. This issuance was done in reliance on the exemption from registration provide by Rule 144A of the Securities Act of 1933. J.P. Morgan Securities, Inc., served as the initial purchaser and placement agent for the issuance, and the aggregate initial purchaser’s discounts and commissions paid were approximately $532,000.

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

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the SNL Specialty Lender Index for the period commencing on December 31, 2004 and ending on December 31, 2009. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2004 in each of the following: the Company’s common stock, the Russell 2000 Index and the SNL Specialty Lender Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Marlin Business Services Corp.	100.00	125.74	126.47	63.47	13.74	41.74

Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58

SNL Specialty Lender	100.00	93.02	105.35	69.03	19.25	31.59

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years ended December 31, 2009 has been derived from the consolidated financial statements. The selected financial data should be read together with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per- share data)

Statement of Operations Data:
Interest and fee income	$83,444	$107,453	$110,532	$97,429	$85,147
Interest expense	27,338	36,880	35,322	26,562	20,835

Net interest and fee income	56,106	70,573	75,210	70,867	64,312
Provision for credit losses	27,189	31,494	17,221	9,934	10,886

Net interest and fee income after provision for credit losses	28,917	39,079	57,989	60,933	53,426
Loss on derivatives	(1,959)	(16,039)	—	—	—
Insurance and other income	6,855	8,144	7,902	5,501	4,682
Other expense:
Salaries and benefits	19,071	22,916	21,329	22,468	18,173
General and administrative	12,854	15,241	13,633	11,957	11,908
Financing related costs	505	1,418	1,045	1,324	1,554

Other expense	32,430	39,575	36,007	35,749	31,635

Income (loss) before income taxes	1,383	(8,391)	29,884	30,685	26,473
Income tax expense (benefit)	347	(3,161)	11,884	12,367	10,454

Net income (loss)	$1,036	$(5,230)	$18,000	$18,318	$16,019

Basic earnings (loss) per share	$0.08	$(0.44)	$1.47	$1.53	$1.37
Shares used in computing basic earnings (loss) per share	12,549,167	11,874,647	12,237,263	11,939,742	11,671,010
Diluted earnings (loss) per share	$0.08	$(0.44)	$1.45	$1.50	$1.33
Shares used in computing diluted earnings (loss) per share	12,579,806	11,874,647	12,399,786	12,206,095	12,047,561

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Operating Data:
Total number of finance receivables originated	9,763	24,869	33,141	34,214	32,754
Total finance receivables originated	$88,935	$256,554	$390,766	$388,661	$318,413
Average total finance receivables(1)	$558,311	$715,649	$721,900	$611,348	$523,948
Weighted average interest rate (implicit) on new finance receivables originated(2)	15.09%	13.67%	12.93%	12.72%	12.75%
Interest income as a percent of average total finance receivables(1)	11.83%	12.03%	12.43%	12.61%	12.82%
Interest expense as percent of average interest-bearing liabilities	5.40%	5.62%	5.23%	4.78%	4.24%
Portfolio Asset Quality Data:
Total finance receivables, end of period(1)	$450,595	$664,902	$749,712	$679,729	$562,110
Delinquencies greater than 60 days past due(3)	1.67%	1.59%	0.95%	0.71%	0.61%
Allowance for credit losses	$12,193	$15,283	$10,988	$8,201	$7,813
Allowance for credit losses to total finance receivables, end of period(1)	2.71%	2.30%	1.47%	1.21%	1.39%
Charge-offs, net	$30,279	$27,199	$14,434	$9,546	$9,135
Ratio of net charge-offs to average total finance receivables(1)	5.42%	3.80%	2.00%	1.56%	1.74%
Operating Ratios:
Efficiency ratio(4)	50.71%	48.47%	42.07%	45.08%	43.60%
Return on average total assets	0.15%	(0.62)%	2.09%	2.50%	2.53%
Return on average stockholders’ equity	0.70%	(3.48)%	12.37%	14.73%	15.74%
Balance Sheet Data:
Cash and cash equivalents	$37,057	$40,270	$38,708	$29,762	$35,256
Restricted interest-earning deposits with banks	$63,400	$66,212	$141,070	$57,705	$47,786
Net investment in leases and loans	$448,610	$669,109	$764,553	$693,003	$572,199
Total assets	$565,803	$794,431	$958,269	$794,544	$670,607
Short-term borrowings	$62,541	$101,923	$—	$—	$—
Long-term borrowings	$244,445	$441,385	$773,085	$616,322	$516,849
Deposits	$80,288	$63,385	$—	$—	$—
Total liabilities	$417,565	$647,806	$808,955	$660,800	$558,227
Total stockholders’ equity	$148,238	$146,625	$149,314	$133,744	$112,380

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred, are excluded from total finance receivables.

(2)	Excludes initial direct costs and fees deferred.

(3)	Calculated as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables.

(4)	Salaries, benefits, general and administrative expense divided by net interest and fee income, insurance and other income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges; (e) our understanding of our competition; and (f) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	general volatility of the securitization and capital markets;

•	changes in our industry, interest rates or the general economy resulting in changes in our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1A of this Form 10-K.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

Overview

We are a nationwide provider of equipment financing and working capital solutions primarily to small businesses. We finance over 100 categories of commercial equipment important to our end user customers, including copiers, certain commercial and industrial equipment, security systems, computers, and telecommunications equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a much lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2009, our lease portfolio consisted of approximately 87,000 active equipment leases with an average original term of 50 months, and an average original transaction size of approximately $11,300.

Since our founding in 1997, we have grown to $565.8 million in total assets at December 31, 2009. Our assets are substantially comprised of our net investment in leases and loans which totaled $448.6 million at December 31, 2009.

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a financial services company, we were impacted by the challenging economic environment in 2008 and 2009. In response to this, on May 13, 2008, we reduced our staffing by approximately 14.7%. This action was part of an overall effort to reduce operating costs in light of our decision to moderate growth in fiscal 2008. Approximately 51 employees were affected as a result of the staff reduction. On May 13, 2008, we notified the affected employees. We incurred pretax costs in the three months ended June 30, 2008 of approximately $501,000 related to this action, almost all of which was related to severance costs. The total annualized pretax cost savings resulting from this reduction is estimated to be approximately $2.6 million.

We continued to be impacted by the challenging economic conditions in 2009. As a result, we proactively lowered expenses in the first quarter of 2009, including reducing our workforce by 17% and closing our two smallest satellite sales offices in Chicago and Utah. A total of 49 employees company-wide were affected as a result of the staff reductions in the first quarter of 2009. We incurred pretax severance costs in the three months ended March 31, 2009 of approximately $500,000 related to the staff reductions. The total annualized pretax salary cost savings resulting from this reduction is estimated to be approximately $2.3 million.

During the second quarter of 2009, we announced a further workforce reduction of 24%, or 55 employees company-wide, including the closure of our Denver satellite office. We incurred pretax severance costs in the three months ended June 30, 2009 of approximately $700,000 related to these staff reductions. The total annualized pretax salary cost savings resulting from this reduction is estimated to be approximately $2.9 million. Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expense. As a credit lender, our earnings are also significantly impacted by credit losses. For the year ended December 31, 2009, our net credit losses were 5.42% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio.

Our leases are classified under generally accepted accounting principles in the United States of America (“U.S. GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 71% of our lease portfolio at December 31, 2009 amortizes over the term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity. Our variable-rate borrowing currently consists of a long-term loan facility and a commercial paper (“CP”) conduit warehouse facility which is being amortized. There is no available borrowing capacity in the facility. We have traditionally issued fixed-rate term debt through the asset-backed securitization market. Historically, leases have been funded through variable-rate borrowings until they were refinanced through the term note securitization at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of December 31 2009, $226.7 million, or 73.8%, of our $307.0 million in total borrowings were fixed-rate term note securitizations.

In addition, since its opening on March 12, 2008, MBB provides diversification of the Company’s funding sources through the issuance of FDIC-insured certificates of deposit raised nationally primarily through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of December 31, 2009, total deposits were $80.3 million.

Since we initially finance our fixed-rate leases with variable-rate financing, our earnings are exposed to interest-rate risk should interest rates rise before we complete our fixed-rate term note securitizations. We generally benefit in times of falling and low interest rates. We are also dependent upon obtaining future financing to refinance our warehouse line of credit in order to grow our lease portfolio. We have historically completed a fixed-rate term note securitization approximately once a year. Due to the impact on interest rates from unfavorable market conditions and the available capacity in our warehouse facilities at the time, the Company elected not to complete fixed-rate term note securitizations in 2008 or 2009. Failure to obtain such financing, or other alternate financing, represents a restriction on our growth and future financial performance.

On February 12, 2010, we completed an $80.7 million TALF eligible term asset-backed securitization. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and will be recorded in long-term borrowings in the Consolidated Balance Sheets. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.

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

On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, Marlin Business Bank (“MBB”), to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base.

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

On January 13, 2009, MBB converted from an industrial bank to a commercial bank chartered and supervised by the State of Utah and the Federal Reserve Board. In connection with the conversion of MBB to a commercial bank, Marlin Business Services Corp. became a bank holding company on January 13, 2009. In connection with this approval, the Federal Reserve Board required the Company to identify any of its activities or investments that were impermissible under the Bank Holding Company Act. Such activities or investments must be terminated or conform to the Bank Holding Company Act within two years of the approval (unless additional time is granted by the Federal Reserve Board). (See Supervision and Regulation in Item 1). The Company’s reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd., are impermissible under the Bank Holding Company Act. However, such activities would be permissible if the Company was a financial holding company, and the Company intends to seek certification from the Federal Reserve Board to become a financial holding company within two years from its approval on January 13, 2009 to become a bank holding company. The Bank Holding Company Act requires prior approval of an acquisition of all or substantially all of the assets of a bank or of ownership or control of voting shares of any bank if the share acquisition would give us more than 5% of the voting shares of any bank or bank holding company.

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

Marlin purchased 88,894 shares of its common stock for $347,000 during the year ended December 31, 2009. At December 31, 2009, Marlin had $10.7 million remaining in its stock repurchase plan authorized by the Board.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants in the 2003 Plan may have shares withheld to cover income taxes. There were 13,720 such shares repurchased to cover participants’ income tax withholding pursuant to the 2003 Plan during the year ended December 31, 2009, at an average cost of $3.89. There were 2,444 such shares repurchased pursuant to the 2003 Plan during the year ended December 31, 2008, at an average cost of $6.78.

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

Fee income from delinquent lease payments is recognized on an accrual basis based on anticipated collection rates. At a minimum of every quarter, an analysis of anticipated collection rates is performed based on updates to collection experience. Adjustments in assumptions are made as needed based on this analysis. Other fees are recognized when received.

Insurance income is recognized on an accrual basis as earned over the term of the lease. Payments that are 120 days or more past due are charged against income. Ceding commissions, losses and loss adjustment expenses are recorded in the period incurred and netted against insurance income.

Initial direct costs and fees.  We defer initial direct costs incurred and fees received to originate our leases and loans in accordance with the Receivables Topic and the Nonrefundable Fees and Other Costs Subtopic of the FASB ASC. The initial direct costs and fees we defer are part of the net investment in leases and loans and are amortized to interest income using the effective interest method. We defer third-party commission costs as well as certain internal costs directly related to the origination activity. Costs subject to deferral include evaluating the prospective customer’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating terms, preparing and processing documents and closing the transaction. Estimates of costs subject to deferral are updated periodically, and no less frequently than each year. The fees we defer are documentation fees collected at inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease and loan portfolios.

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

Securitizations.  From inception to December 31, 2009, we have completed nine term note securitizations of which six have been repaid. In connection with each transaction, we established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under the Transfers and Servicing Topic of the FASB ASC, our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.

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

While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

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

Stock-based Compensation.  We issue both restricted shares and stock options to certain employees and directors as part of our overall compensation strategy. The Compensation — Stock Compensation Topic of the FASB ASC establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

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

At December 31, 2009, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008

Net income (loss).  Net income of $1.0 million, or $0.08 per share, was recorded for the year ended December 31, 2009. This net income includes an after-tax loss on derivatives of approximately $1.2 million. The net loss of $5.2 million, or $0.44 per share for the year ended December 31, 2008 includes an after-tax loss on derivatives of approximately $9.7 million.

Excluding the after-tax losses on derivatives of $1.2 million and $9.7 million for the years ended December 31, 2009 and 2008, respectively, adjusted net income for the year ended December 31, 2009 would have been $2.2 million, or $0.18 diluted earnings per share, compared to $4.5 million, or $0.36 diluted earnings per share for the year ended December 31, 2008. The exclusion of the losses on derivatives removes the volatility resulting from derivatives activities subsequent to discontinuing hedge accounting in July 2008.

Excluding the after-tax losses on derivatives identified above, returns on average assets were 0.32% for the year ended December 31, 2009 and 0.53% for the year ended December 31, 2008. On the same basis, returns on average equity were 1.51% for the year ended December 31, 2009 and 2.98% for the year ended December 31, 2008.

Also included in the results for the year ended December 31, 2009 were after-tax charges of approximately $724,000 representing severance costs related to workforce reductions, compared to after-tax severance costs of approximately $300,000 for the year ended December 31, 2008.

The provision for credit losses decreased $4.3 million, or 13.7%, to $27.2 million for the year ended December 31, 2009 from $31.5 million for the same period in 2008, primarily due to a reduced portfolio size and improved delinquencies. During the year ended December 31, 2009, net interest and fee income decreased

$14.5 million, primarily due to a 22.0% decrease in average total finance receivables. The decrease in income was partially mitigated by reductions in other expenses, which decreased $7.1 million, or 18.1%, for the year ended December 31, 2009, compared to the same period in 2008.

For the year ended December 31, 2009, we generated 9,763 new finance receivables at a cost of $88.9 million compared to 24,869 new finance receivables at a cost of $256.6 million for the year ended December 31, 2008. The reduction in volume was primarily due to a combination of our decision to lower approval rates in response to economic conditions and the limited availability of funding during the first half of 2009. Overall, our average net investment in total finance receivables for the year ended December 31, 2009 decreased 22.0% to $558.3 million at December 31, 2009 from $715.6 million for the year ended December 31, 2008.

Average balances and net interest margin.  The following table summarizes the Company’s average balances, interest income, interest expense, and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009			2008
	Average(1)		Average	Average(1)		Average
	Balance	Interest	Yields/Rates	Balance	Interest	Yields/Rates
			(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits with banks	$47,240	$123	0.26%	$31,026	$743	2.39%
Restricted interest-earning deposits with banks	66,310	289	0.44	72,706	2,020	2.78
Net investment in leases(2)	550,160	64,650	11.75	700,332	81,436	11.63
Loans receivable(2)	8,151	977	11.99	15,317	1,900	12.40

Total interest-earning assets	671,861	66,039	9.83	819,381	86,099	10.51

Non-interest-earning assets:
Cash and due from banks	2,618			625
Property and equipment, net	2,777			3,141
Property tax receivables	2,513			2,556
Other assets(3)	8,881			19,267

Total non-interest-earning assets	16,789			25,589

Total assets	$688,650			$844,970

Interest-bearing liabilities:
Short-term borrowings(4)	$94,588	$4,917	5.20%	$35,806	$2,191	6.12%
Long-term borrowings(4)	333,193	19,696	5.91	591,815	33,515	5.66
Deposits	78,615	2,725	3.47	28,244	1,174	4.16

Total interest-bearing liabilities	506,396	27,338	5.40	655,865	36,880	5.62

Non-interest-bearing liabilities:
Fair value of derivatives	8,917			7,065
Sales and property taxes payable	7,065			8,989
Accounts payable and accrued expenses	4,817			8,696
Net deferred income tax liability	14,239			14,390

Total non-interest-bearing liabilities	35,038			39,140

Total liabilities	541,434			695,005
Stockholders’ equity	147,216			149,965

Total liabilities and stockholders’ equity	$688,650			$844,970

Net interest income		$38,701			$49,219
Interest rate spread(5)			4.43%			4.89%
Net interest margin(6)			5.76%			6.01%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.68%			124.93%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(3)	Includes operating leases.

(4)	Includes effect of transaction costs.

(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31,
	2009 Compared to Year Ended December 31, 2008
	Increase (Decrease) Due to:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)

Interest income:
Interest-earning deposits with banks	$260	$(880)	$(620)
Restricted interest-earning deposits with banks	(163)	(1,568)	(1,731)
Net investment in leases	(17,638)	852	(16,786)
Loans receivable	(861)	(62)	(923)
Total interest income	(14,764)	(5,296)	(20,060)
Interest expense:
Short-term borrowings	3,101	(375)	2,726
Long-term borrowings	(15,229)	1,410	(13,819)
Deposits	1,776	(225)	1,551
Total interest expense	(8,119)	(1,423)	(9,542)
Net interest income	(8,565)	(1,953)	(10,518)

(1)	Changes due to volume and rate are calculated independently for each line item presented. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin.  The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Interest income	$66,039	$86,099
Fee income	17,405	21,354

Interest and fee income	83,444	107,453
Interest expense	27,338	36,880

Net interest and fee income	$56,106	$70,573

Average total finance receivables(1)	$558,311	$715,649
Percent of average total finance receivables:
Interest income	11.83%	12.03%
Fee income	3.12	2.98

Interest and fee income	14.95	15.01
Interest expense	4.90	5.15

Net interest and fee margin	10.05%	9.86%

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred, are excluded from total finance receivables.

Net interest and fee income decreased $14.5 million, or 20.5%, to $56.1 million for the year ended December 31, 2009 from $70.6 million for the year ended December 31, 2008. The net interest and fee margin increased 19 basis points to 10.05% for the year ended December 31, 2009 from 9.86% for the same period in 2008. The following paragraphs discuss the components of this change.

Interest income, net of amortized initial direct costs and fees, decreased $20.1 million, or 23.3%, to $66.0 million for the year ended December 31, 2009 from $86.1 million for the year ended December 31, 2008. The decrease in interest income was primarily due to a 22.0% decrease in average total finance receivables and a 20 basis point decrease in average yield. The decrease in average yield is primarily due to lower earnings on interest-earning deposits with banks. The decrease in average total finance receivables is primarily due to our proactive decision to lower approval rates in response to economic conditions, combined with the limited availability of funding during the first half of 2009. The weighted average implicit interest rate on new finance receivables originated increased 142 basis points to 15.09% for the year ended December 31, 2009 compared to 13.67% for year ended December 31, 2008.

Fee income decreased $4.0 million, or 18.7%, to $17.4 million for the year ended December 31, 2009 from $21.4 million for the year ended December 31, 2008. The decrease in fee income was primarily due to a decline in administrative and late fee income of $3.4 million, or 22.1%, to $12.0 million for the year ended December 31, 2009 from $15.4 million for the year ended December 31, 2008. The decrease is primarily a result of lower total finance receivables. Fee income also included approximately $5.4 million of net residual income for the year ended December 31, 2009 compared to $5.9 million for the year ended December 31, 2008.

Fee income, as a percentage of average total finance receivables, increased 14 basis points to 3.12% for the year ended December 31, 2009 from 2.98% for the year ended December 31, 2008. Administrative and late fees remained the largest component of fee income at 2.15% as a percentage of average total finance receivables for the year ended December 31, 2009 compared to 2.16% for the year ended December 31, 2008. As a percentage of average total finance receivables, net residual income was 0.97% for the year ended December 31, 2009 compared to 0.83% for the year ended December 31, 2008.

Interest expense decreased $9.6 million to $27.3 million for the year ended December 31, 2009 from $36.9 million for the year ended December 31, 2008. Interest expense, as a percentage of average total finance receivables, decreased 25 basis points to 4.90% for the year ended December 31, 2009 from 5.15% for the year ended December 31, 2008. The decrease in interest expense was primarily due to the 22.0% decline in average total finance receivables combined with a shift in mix from term securitization borrowings to less expensive deposits and short-term borrowings. During the year ended December 31, 2009, average term securitization borrowings outstanding were $330.1 million, representing 77.2% of total borrowings, compared to $591.8 million representing 94.3% of total borrowings for the same period in 2008.

Interest cost, excluding transaction costs, on short-term and long-term borrowings as a percentage of weighted average borrowings was 5.47% for the year ended December 31, 2009 compared to 5.44% for the year ended December 31, 2008. The average balance for our warehouse facilities was $97.7 million for the year ended December 31, 2009 compared to $35.8 million for the year ended December 31, 2008. The average borrowing cost for our warehouse facilities was 4.81% for the year ended December 31, 2009 compared to 4.86% for the year ended December 31, 2008. (See Liquidity and Capital Resources in this Item 7).

Interest costs on our September 2006 and October 2007 issued term securitization borrowings increased over those issued in 2005 due to the rising interest rate environment. The coupon rate on the October 2007 securitization also reflected higher credit costs due to the general tightening of credit caused by overall stress and volatility in the financial markets. Our term securitizations also include multiple classes of fixed-rate notes with the shorter term, lower coupon classes amortizing (maturing) faster than the longer term higher coupon classes. This causes the blended interest expense related to these borrowings to change and generally increase over the terms of the borrowings. For the year ended December 31, 2009, average term securitization borrowings outstanding were $330.1 million at a weighted average coupon of 5.67% compared with $591.8 million at a weighted average coupon of 5.48% for the year ended December 31, 2008.

On August 18, 2005, we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006, we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the financing. On October 24, 2007, we closed on the issuance of our ninth term note securitization transaction in the amount of $440.5 million at a weighted average interest coupon approximating 5.70% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2007 term transaction to approximate an average of 6.32% over the term of the financing. Due to the impact on interest rates from unfavorable market conditions and the available capacity in other facilities, the Company elected not to complete fixed-rate term note securitizations in 2008 or 2009.

The opening of our wholly-owned subsidiary, Marlin Business Bank, on March 12, 2008 provides an additional funding source. FDIC-insured deposits are raised nationally via the brokered certificates of deposit market and FDIC-insured retail deposits are also raised primarily directly from other financial institutions. Interest expense on deposits was $2.7 million, or 3.47% as a percentage of weighted average deposits, for the year ended December 31, 2009, compared to $1.2 million, or 4.16% as a percentage of weighted average deposits, for the year ended December 31, 2008. The average balance of deposits was $78.6 million for the year ended December 31, 2009, compared to $28.2 million for the year ended December 31, 2008.

Provision for credit losses.  The provision for credit losses decreased $4.3 million, or 13.7%, to $27.2 million for the year ended December 31, 2009 from $31.5 million for the year ended December 31, 2008. The decrease in the provision for credit losses was primarily the result of a lower allowance for credit losses due to a reduced portfolio size and improved delinquencies, partially offset by higher charge-offs. Net charge-offs were $30.3 million for the year ended December 31, 2009, an increase of $3.1 million from $27.2 million during the year ended December 31, 2008. Net charge-offs as a percentage of average total finance receivables increased to 5.42% for the year ended December 31, 2009 from 3.80% for the same period in 2008. The allowance for credit losses decreased approximately $3.1 million to $12.2 million at December 31, 2009, from $15.3 million at December 31, 2008.

Unfavorable economic trends have most significantly impacted the performance of rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. Though these industries comprised approximately 9% of the total portfolio at December 31, 2009, approximately 17% of the charge-off activity during the year ended December 31, 2009 related to these industries. Throughout 2007 to 2009, Marlin increased collection activities and strengthened underwriting criteria for these industries.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Insurance income.  Insurance income decreased $1.0 million to $5.3 million for the year ended December 31, 2009 from $6.3 million for the year ended December 31, 2008. The decrease is primarily related to lower insurance billings due to lower total finance receivables.

Loss on derivatives.  Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.

By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time.

For the year ended December 31, 2009, the loss on derivatives was $2.0 million, compared to a loss of $16.0 million for the year ended December 31, 2008. The losses included $2.8 million and $11.0 million, respectively, which represented the decline in the fair value of derivatives contracts during each period. These losses are based on the values of the derivative contracts at December 31, 2009 and 2008 in a volatile market that is changing daily, and will not necessarily reflect the value at settlement.

During 2009 and 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. As a result, during 2009 an $880,000 pretax ($529,000 after-tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into loss on derivatives. During 2008, a $5.0 million pretax ($3.0 million after-tax) loss on the related cash flow hedges was reclassified from accumulated other comprehensive income into loss on derivatives.

Other income.  Other income includes various administrative transaction fees and fees received from lease syndications. Other income decreased $367,000 to $1.5 million for the year ended December 31, 2009 from $1.9 million for the year ended December 31, 2008. The decrease is primarily related to the impact of lower transaction volumes.

Salaries and benefits expense.  Salaries and benefits expense decreased $3.8 million, or 16.6%, to $19.1 million for the year ended December 31, 2009 from $22.9 million for the year ended December 31, 2008. The decrease in compensation expense is primarily due to reduced headcount levels. Total personnel decreased to 181 at December 31, 2009 from 284 at December 31, 2008.

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a financial services company, we continue to be impacted by the challenging economic environment. As a result, we proactively lowered expenses in the first quarter of 2009, including reducing our workforce by 17% and closing our two smallest satellite sales offices in Chicago and Utah. A total of approximately 49 employees company-wide were affected as a result of the staff reductions in the first quarter of 2009. We incurred pretax severance costs in the three months ended March 31, 2009 of approximately $500,000 related to the staff reductions. The total annualized pretax salary cost savings resulting from this reduction is estimated to be approximately $2.3 million.

During the second quarter of 2009, we announced a further workforce reduction of 24%, or 55 employees company-wide, including the closure of our Denver satellite office. We incurred pretax severance costs in the three months ended June 30, 2009 of approximately $700,000 related to these staff reductions. The total annualized pretax salary cost savings resulting from this reduction is estimated to be approximately $2.9 million. Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.

In comparison, during the first quarter of 2008 we reduced our workforce by approximately 51 employees and incurred related pretax severance costs of approximately $501,000. The total annualized pretax cost savings resulting from this reduction is estimated to be approximately $2.6 million.

Salaries and benefits expense, as a percentage of the average total finance receivables, was 3.42% for the year ended December 31, 2009 compared with 3.20% for the same period in 2008.

General and administrative expense.  General and administrative expense decreased $2.3 million, or 15.1%, to $12.9 million for the year ended December 31, 2009 from $15.2 million for the year ended December 31, 2008. Over half of the decrease related to marketing expense and recruiting expense. As a percentage of average total finance receivables, general and administrative expense increased to 2.30% for the year ended December 31, 2009 from 2.13% for the year ended December 31, 2008.

Selected major components of general and administrative expense for the year ended December 31, 2009 included $3.0 million of premises and occupancy expense, $1.2 million of audit and tax expense, $930,000 of data processing expense and $183,000 of marketing expense. In comparison, selected major components of general and administrative expense for the year ended December 31, 2008 included $3.3 million of premises and occupancy expense, $1.3 million of audit and tax expense, $1.0 million of data processing expense, and $1.1 million of marketing expense.

Financing related costs.  Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs decreased $913,000 to $505,000 for the year ended December 31, 2009 from $1.4 million for the year ended December 31, 2008, primarily due to decreased bank commitment fees as a result of reduced unused borrowing capacity.

Income tax expense (benefit).  An income tax expense of $347,000 was recorded for the year ended December 31, 2009, compared to an income tax benefit of $3.2 million for the year ended December 31, 2008. The change in taxes is primarily attributed to the pretax loss recorded in 2008. Our effective tax rate, which is a combination of federal and state income tax rates, was 25.1% for the year ended December 31, 2009, compared to a benefit of 37.7% for the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2009 was reduced by a $60,000 benefit from adjustments relating to changes in estimates. The effective tax rate for the year ended December 31, 2008 reflects a decreased benefit due to a 2008 tax adjustment of $239,000, primarily related to a true-up of our deferred tax accounts. Without these adjustments in 2009 and 2008, our effective tax rate would have been an expense of approximately 29.4% for the year ended December 31, 2009 compared to an effective tax rate benefit without adjustments of 40.5% for the year ended December 31, 2008. The change in effective tax rate for 2009 is also due to a change in the mix of pretax book income across the jurisdictions and entities. We generally expect an effective tax rate of approximately 39% in future years.

Comparison of the Years Ended December 31, 2008 and 2007

Net income(loss).  A net loss of $5.2 million, or $0.44 per share, was recorded for the year ended December 31, 2008. This net loss includes an after-tax charge of approximately $6.7 million due to the change in market value of derivatives and an after-tax charge of approximately $3.0 million due to the reclassification into earnings from accumulated other comprehensive income related to a hedged forecasted transaction no longer anticipated to occur. Excluding these after-tax charges totaling $9.7 million, net income for the year ended December 31, 2008 would have been $4.5 million, a decrease of 75.0% or $13.5 million, compared to $18.0 million for the year ended December 31, 2007. Diluted earnings per share excluding these after-tax charges would have been $0.36 for the year ended December 31, 2008, compared to $1.45 for the year ended December 31, 2007.

Excluding the after-tax losses on hedging activities identified above, returns on average assets were 0.53% for the year ended December 31, 2008 and 2.09% for the year ended December 31, 2007. On the same basis, returns on average equity were 2.98% for the year ended December 31, 2008 and 12.37% for the year ended December 31, 2007.

The provision for credit losses increased $14.3 million, or 83.1%, to $31.5 million for the year ended December 31, 2008 from $17.2 million for the same period in 2007. For the year ended December 31, 2008, net interest and fee income decreased $4.6 million from the prior year, primarily due to reduced interest income from payoffs of older, higher yielding leases, combined with lower outstanding invested cash balances.

For the year ended December 31, 2008, we generated 24,869 new finance receivables at a cost of $256.6 million compared to 33,141 new finance receivables at a cost of $390.8 million for the year ended December 31, 2007. The reduction in volume was primarily due to a combination of our decision to lower approval rates in response to economic conditions. Overall, our average total finance receivables at December 31, 2008 decreased 0.9% to $715.6 million at December 31, 2008 from $721.9 million at December 31, 2007.

Average balances and net interest margin.  The following table summarizes the Company’s average balances, interest income, interest expense, and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008			2007
	Average(1)		Average	Average(1)		Average
	Balance	Interest	Yields/Rates	Balance	Interest	Yields/Rates
			(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits with banks	$31,026	$743	2.39%	$19,476	$812	4.17%
Restricted interest-earning deposits with banks	72,706	2,020	2.78	90,111	4,201	4.66
Net investment in leases(2)	700,332	81,436	11.63	714,106	83,814	11.74
Loans receivable(2)	15,317	1,900	12.40	7,794	927	11.89

Total interest-earning assets	819,381	86,099	10.51	831,487	89,754	10.79

Non-interest-earning assets:
Cash and due from banks	625			(497)
Property and equipment, net	3,141			3,318
Property tax receivables	2,556			2,762
Other assets(3)	19,267			24,005

Total non-interest-earning assets	25,589			29,588

Total assets	$844,970			$861,075

Interest-bearing liabilities:
Short-term borrowings(4)	$35,806	$2,191	6.12%	$112,220	$6,741	6.01%
Long-term borrowings(4)	591,815	33,515	5.66	562,774	28,581	5.08
Deposits	28,244	1,174	4.16	—	—	0.00

Total interest-bearing liabilities	655,865	36,880	5.62	674,994	35,322	5.23

Non-interest-bearing liabilities:
Fair value of derivatives	7,065			2,109
Sales and property taxes payable	8,989			8,919
Accounts payable and accrued expenses	8,696			9,550
Net deferred income tax liability	14,390			20,725

Total non-interest-bearing liabilities	39,140			41,303

Total liabilities	695,005			716,297
Stockholders’ equity	149,965			144,778

Total liabilities and stockholders’ equity	$844,970			$861,075

Net interest income		$49,219			$54,432
Interest rate spread(5)			4.89%			5.56%
Net interest margin(6)			6.01%			6.55%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.93%			123.18%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(3)	Includes operating leases.

(4)	Includes effect of transaction costs.

(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31,
	2008 Compared to Year Ended
	December 31, 2007
	Volume(1)	Rate(1)	Total
	Increase (Decrease) Due to:
	(Dollars in thousands)

Interest income:
Interest-earning deposits with banks	$363	$(432)	$(69)
Restricted interest-earning deposits with banks	(706)	(1,475)	(2,181)
Net investment in leases	(1,607)	(771)	(2,378)
Loans receivable	931	42	973
Total interest income	(1,295)	(2,360)	(3,655)
Interest expense:
Short-term borrowings	(4,673)	123	(4,550)
Long-term borrowings	1,528	3,406	4,934
Deposits	1,174	—	1,174
Total interest expense	(1,021)	2,579	1,558
Net interest income	(783)	(4,430)	(5,213)

(1)	Changes due to volume and rate are calculated independently for each line item presented. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin.  The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Interest income	$86,099	$89,754
Fee income	21,354	20,778

Interest and fee income	107,453	110,532
Interest expense	36,880	35,322

Net interest and fee income	$70,573	$75,210

Average total finance receivables(1)	$715,649	$721,900
Percent of average total finance receivables:
Interest income	12.03%	12.43%
Fee income	2.98	2.88

Interest and fee income	15.01	15.31
Interest expense	5.15	4.89

Net interest and fee margin	9.86%	10.42%

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred, are excluded from total finance receivables.

Net interest and fee income decreased $4.6 million, or 6.1%, to $70.6 million for the year ended December 31, 2008 from $75.2 million for the year ended December 31, 2007. The net interest and fee margin decreased 56 basis points to 9.86% for the year ended December 31, 2008 from 10.42% for the same period in 2007.

Interest income, net of amortized initial direct costs and fees, decreased $3.7 million, or 4.1%, to $86.1 million for the year ended December 31, 2008 from $89.8 million for the year ended December 31, 2007. The decrease in interest income was primarily due to a 40 basis point decrease in average yield. This reduction is partially due to payoffs of older, higher yielding leases, combined with lower earnings on outstanding invested cash balances. The weighted average implicit interest rate on new finance receivables originated was 13.67% for the year ended December 31, 2008 compared to 12.93% for year ended December 31, 2007.

Fee income increased $576,000, or 2.8%, to $21.4 million for the year ended December 31, 2008 from $20.8 million for the year ended December 31, 2007. The increase in fee income was primarily due to higher late fees that grew by $895,000 to $13.6 million for the year ended December 31, 2008 compared to $12.8 million for the year ended December 31, 2007. The increase in late fee income is primarily attributed to increased late fee billings. Fee income also included approximately $5.9 million of net residual income for each of the years ended December 31, 2008 and 2007.

Fee income, as a percentage of average total finance receivables, increased 10 basis points to 2.98% for the year ended December 31, 2008 from 2.88% for the year ended December 31, 2007. Late fees remained the largest component of fee income at 1.91% as a percentage of average total finance receivables for the year ended December 31, 2008 compared to 1.77% for the year ended December 31, 2007. As a percentage of average total finance receivables, net residual income was 0.83% for the year ended December 31, 2008 compared to 0.82% for the year ended December 31, 2007.

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

Interest cost, excluding transaction costs, on short-term and long-term borrowings as a percentage of weighted average borrowings was 5.44% for the year ended December 31, 2008 compared to 5.23% for the year ended December 31, 2007. The average balance for our warehouse facilities was $35.8 million for the year ended December 31, 2008 compared to $112.2 million for the year ended December 31, 2007. The average borrowing costs for our warehouse facilities was 4.86% for the year ended December 31, 2008 compared to 5.76% for the year ended December 31, 2007. (See Liquidity and Capital Resources in this Item 7).

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

On August 18, 2005, we closed on the issuance of our seventh term note securitization transaction in the amount of $340.6 million at a weighted average interest coupon approximating 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing. On September 21, 2006, we closed on the issuance of our eighth term note securitization transaction in the amount of $380.2 million at a weighted average interest coupon approximating 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the financing. On October 24, 2007, we closed on the issuance of our ninth term note securitization transaction in the amount of $440.5 million at a weighted average interest coupon approximating 5.70% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2007 term transaction to approximate an average of 6.32% over the term of the financing. Due to the impact on interest rates from unfavorable market conditions and the available capacity in our warehouse facilities, the Company elected not to complete fixed-rate term note securitizations in 2008 or 2009.

Our term note securitizations include multiple classes of fixed-rate notes with the shorter term, lower coupon classes amortizing (maturing) faster then the longer term higher coupon classes. This causes the blended interest expenses related to these borrowings to change and generally increase over the terms of the borrowings.

On February 15, 2008, we elected to exercise our call option and pay off the remaining $29.9 million of our 2004 term note securitization, which carried a coupon rate of approximately 4.64%.

The opening of our wholly-owned subsidiary, Marlin Business Bank, on March 12, 2008 provides an additional funding source. FDIC-insured deposits are raised nationally via the brokered certificates of deposit market and FDIC-insured retail deposits are also raised primarily directly from other financial institutions. Interest expense on deposits was $1.2 million, or 4.16% as a percentage of weighted average deposits, for the year ended December 31, 2008. The average balance of deposits was $28.2 million for the year ended December 31, 2008.

Provision for credit losses.  The provision for credit losses increased $14.3 million, or 83.1%, to $31.5 million for the year ended December 31, 2008 from $17.2 million for the year ended December 31, 2007. Most of the increase was due to higher net charge-offs, which were $27.2 million for the year ended December 31, 2008, an increase of $12.8 million from $14.4 million during the year ended December 31, 2007. Net charge-offs as a percentage of average total finance receivables increased to 3.80% for the year ended December 31, 2008 from 2.00% for the same period in 2007. The allowance for credit losses increased approximately $4.3 million to $15.3 million at December 31, 2008, from $11.0 million at December 31, 2007.

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

Insurance income.  Insurance income increased $188,000 to $6.3 million for the year ended December 31, 2008 from $6.1 million for the year ended December 31, 2007. The increase is primarily related to insurance billings, which were $256,000 higher in 2008 than in 2007.

Loss on derivatives.  Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.

By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time.

For the year ended December 31, 2008, the loss on derivatives was $16.0 million. Of this amount, $11.0 million represented the change in the fair value of derivatives contracts during the year. These losses were based on the value of the derivative contracts at December 31, 2008 in a volatile market that is changing daily, and will not necessarily reflect the value at settlement.

During 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. A $5.0 million pretax loss was reclassified into loss on derivatives for the year ended December 31, 2008 for the related cash flow hedges.

Other income.  Other income remained almost unchanged; increasing $54,000 from the year ended December 31, 2007 to $1.9 million for the year ended December 31, 2008.

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

As a financial services company, we were navigating through the current challenging economic environment. In response to this, on May 13, 2008, we reduced our staffing by approximately 14.7%. This action was part of an overall effort to reduce operating costs in light of our decision to moderate growth in fiscal 2008. Approximately 51 employees were affected as a result of the staff reduction. On May 13, 2008, we notified the affected employees. We incurred pretax costs during the twelve months ended December 31, 2008 of approximately $501,000 related to this action, almost all of which was related to severance costs. The total annualized pretax cost savings resulting from this reduction is estimated to be approximately $2.6 million. Total personnel decreased to 284 at December 31, 2008 from 357 at December 31, 2007.

Salaries and benefits expense, as a percentage of the average total finance receivables, was 3.20% for the year ended December 31, 2008 compared with 2.95% for the same period in 2007.

General and administrative expense.  General and administrative expense increased $1.6 million, or 11.8%, to $15.2 million for the year ended December 31, 2008 from $13.6 million for the year ended December 31, 2007. Over half of the increase related to temporary services for lease servicing and professional fees. As a percentage of average total finance receivables, general and administrative expense increased to 2.13% for the year ended December 31, 2008 from 1.89% for the year ended December 31, 2007.

Selected major components of general and administrative expense for the year ended December 31, 2008 included $3.3 million of premises and occupancy expense, $1.3 million of audit and tax expense, $1.0 million of data processing expense, and $1.1 million of marketing expense. In comparison, selected major components of general and administrative expense for the year ended December 31, 2007 included $3.3 million of premises and occupancy expense, $1.1 million of audit and tax expense, $902,000 of data processing expense, and $989,000 of marketing expense.

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

Income tax expense (benefit).  An income tax benefit of $3.2 million was recorded for the year ended December 31, 2008, compared to income tax expense of $11.9 million for the year ended December 31, 2007. The change in taxes is primarily attributed to the pretax loss recorded in 2008. Our effective tax rate, which is a combination of federal and state income tax rates, was a benefit of 37.7% for the year ended December 31, 2008, compared to expense of 39.8% for the year ended December 31, 2007. The effective tax rate for the year ended December 31, 2008 reflects a reduced benefit related to a 2008 tax adjustment of $239,000, primarily related to a true-up of our deferred tax accounts.

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

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Average total finance receivables	$558,311	$715,649	$721,900
Salaries and benefits expense	19,071	22,916	21,329
General and administrative expense	12,854	15,241	13,633
Efficiency ratio	50.71%	48.47%	42.07%
Percent of average total finance receivables:
Salaries and benefits	3.42%	3.20%	2.95%
General and administrative	2.30%	2.13%	1.89%

We generally reach our lessees through a network of independent equipment dealers and lease brokers. The number of dealers and brokers that we conduct business with depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the Year Ended December 31,
	2009	2008	2007	2006	2005

Number of sales account executives	38	86	118	100	103
Number of originating sources(1)	465	1,014	1,246	1,295	1,295

(1)	Monthly average of origination sources generating lease volume.

Finance Receivables and Asset Quality

Our net investment in leases and loans declined $220.5 million, or 33.0%, to $448.6 million at December 31, 2009, from $669.1 million at December 31, 2008. The Company continues to respond to current economic conditions with restrictive credit standards. The Company’s leases are generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources.

The chart below provides our asset quality statistics for the years ended December 31, 2009, 2008, 2007, 2006 and 2005:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$15,283	$10,988	$8,201	$7,813	$6,062

Charge-offs	(33,575)	(30,231)	(18,022)	(12,551)	(11,851)
Recoveries	3,296	3,032	3,588	3,005	2,716

Net charge-offs	(30,279)	(27,199)	(14,434)	(9,546)	(9,135)

Provision for credit losses	27,189	31,494	17,221	9,934	10,886

Allowance for credit losses, end of period(1)	$12,193	$15,283	$10,988	$8,201	$7,813

Net charge-offs to average total finance receivables(2)	5.42%	3.80%	2.00%	1.56%	1.74%
Allowance for credit losses to total finance receivables, end of period(2)	2.71%	2.30%	1.47%	1.21%	1.39%
Average total finance receivables(2)	$558,311	$715,649	$721,900	$611,348	$523,948
Total finance receivables, end of period(2)	$450,595	$664,902	$749,712	$679,729	$562,110
Delinquencies greater than 60 days past due	$8,334	$12,203	$8,377	$5,676	$4,063
Delinquencies greater than 60 days past due(3)	1.67%	1.59%	0.95%	0.71%	0.61%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	146.30%	125.24%	131.17%	144.49%	192.30%
Non-accrual leases and loans, end of period	$4,557	$6,380	$3,695	$2,250	$2,017
Renegotiated leases and loans, end of period	$4,521	$8,256	$6,987	$3,819	$4,140
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—
Interest income included on non-accrual leases and loans(4)	$493	$711	$420	$232	$228
Interest income excluded on non-accrual leases and loans(5)	$103	$92	$55	$27	$28

(1)	The allowance for credit losses allocated to loans at December 31, 2009, 2008, 2007, 2006 and 2005 was $399,000, $881,000, $649,000, $25,000 and $0, respectively.

(2)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded from total finance receivables. Total finance receivables for 2005 to 2008 have been restated as described in Note 20 to the Consolidated Financial Statements.

(3)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans and factoring receivables.

(4)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.

(5)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days and are reported net of recoveries. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

Net charge-offs for the year ended December 31, 2009 were $30.3 million, or 5.42% of average total finance receivables, compared to $27.2 million, or 3.80% of average total finance receivables, for the year ended December 31, 2008. Approximately 3/4 of the 1.62% increase from 2008 was related to the impact on the calculation of the decrease in average total finance receivables, and approximately 1/4 of the percentage increase was due to the $3.1 million increase in net charge-offs. The increase in net charge-offs during 2009 compared to prior periods is primarily due to worsening general economic trends.

The Company’s net charge-offs began increasing during 2007, primarily due to worsening general economic trends from the favorable experience of 2006. These trends continued to worsen during 2008 and 2009. The economic environment has most significantly impacted the performance of interest rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. Though these industries comprised approximately 9% of the total portfolio at December 31, 2009, approximately 17% of the charge-off activity for the year ended December 31, 2009 related to these industries. During 2007 and 2008, the Company increased collection activities and strengthened underwriting criteria for these industries and for the geographical areas most affected by these industries, specifically California and Florida. These trends continue to be closely monitored. In addition, during 2009 the Company discontinued substantially all origination activity from indirect origination channels, due to the higher credit risk associated with these channels.

Delinquent accounts greater than 60 days past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables) increased to 1.67% at December 31, 2009 from 1.59% at December 31, 2008. Worsening general economic trends have resulted in increased delinquencies, as discussed above. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

Residual Performance

Our leases offer our end user customers the option to own the purchased equipment at lease expiration. Based on the minimum lease payments receivable as of December 31, 2009, approximately 71% of our leases were one dollar purchase option leases, 26% were fair market value leases and 3% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of December 31, 2009, there were $43.9 million of residual assets retained on our Consolidated Balance Sheet of which $35.1 million, or 79.9%, were related to copiers. As of December 31, 2008, there were $51.2 million of residual assets retained on our Consolidated Balance Sheet of which $40.5 million, or 79.2%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2009 and 2008, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $5.4 million, $5.9 million, and $5.9 million of net residual income for the years ended December 31, 2009, 2008 and 2007, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term.

Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. For the years ended December 31, 2009, 2008 and 2007 renewal income, net of depreciation, amounted to $7.2 million, $7.0 million and $6.6 million and net losses on residual values on equipment disposed amounted to $1.8 million, $1.1 million and $640,000, respectively. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the term.

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

We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third-party financing to fund our operations:

•	borrowings under a revolving, short-term or long-term bank facility;

•	financing of leases and loans in CP conduit warehouse facilities;

•	financing of leases through term note securitizations; and

•	FDIC-insured certificates of deposit issued by our wholly-owned subsidiary, MBB.

On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base. From its opening to December 31, 2009, MBB has funded $133.7 million of leases and loans through its initial capitalization of $12 million and its issuance of $115.6 million in FDIC-insured deposits at an average borrowing rate of 3.65%.

On December 31, 2008, Marlin Business Services Corp. received approval from the Federal Reserve Bank of San Francisco (“FRB”) to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank. In January 2009, MBB became a commercial bank and a member of the Federal Reserve System, and Marlin Business Services Corp. became a bank holding company. MBB is operating in accordance with its original de novo three-year business plan, which assumed total assets of up to $128 million by March 2011 (the end of the three-year de novo period.)

Our strategy has generally included funding new originations, other than those originated by MBB, in the short-term with cash from operations or through borrowings under our CP conduit warehouse facility, our short-term bank facility or our long-term loan facility. Historically, we have executed a term note securitization approximately once a year to refinance and relieve the CP conduit warehouse facility. Due to the impact on borrowing costs from unfavorable market conditions and the available capacity in our warehouse facilities at that time, the Company elected not to complete fixed-rate term note securitizations in 2008 or 2009. The revolving bank facility had a termination date of March 31, 2009, and was subsequently amended to a short-term borrowing facility which was paid off on its revised termination date of June 29, 2009.

As of December 31, 2009, we had $62.5 million in borrowings outstanding under our CP conduit warehouse facility. The CP conduit warehouse facility had a termination date of March 15, 2009, and was subsequently amended to terminate on March 30, 2010. Borrowings under the CP conduit warehouse facility are currently being amortized and there is no available borrowing capacity in the facility. Subsequent to December 31, 2009, we completed an $80.7 million TALF eligible term asset-backed securitization, discussed in more detail on the following page. A portion of the proceeds from the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.

On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75,000,000, three-year committed loan facility (“long-term loan facility”) with the Lender Finance division of Wells Fargo Foothill. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is October 9, 2012.

At December 31, 2009 we have approximately $58.5 million of available borrowing capacity through these facilities in addition to available cash and cash equivalents of $37.1 million. Our debt to equity ratio was 2.61 to 1 at December 31, 2009 and 4.41 to 1 at December 31, 2008.

Net cash used in financing activities for the years ended December 31, 2009 and 2008 was $221.2 million and $168.6 million, respectively. Net cash provided by financing activities for the year ended December 31, 2007 was $156.4 million. Financing activities include net advances and repayments on our various borrowing sources.

Net cash provided by investing activities for the years ended December 31, 2009 and 2008 was $184.7 million and $130.4 million, respectively. We used cash in investing activities of $171.3 million for the year ended December 31, 2007. Investing activities primarily relate to lease payment activity and restricted interest-earning deposits with banks.

Additional liquidity is provided by or used by our cash flow from operating activities. We generated net cash from operating activities of $33.4 million, $39.7 million and $23.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On February 12, 2010 we completed an $80.7 million TALF eligible term asset-backed securitization. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and will be recorded in long-term borrowings in the Consolidated Balance Sheets.

This was a private offering made to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, by Marlin Leasing Receivables XII LLC, a wholly owned subsidiary of Marlin Leasing Corporation. DBRS, Inc. and Standard & Poor’s Ratings Services have assigned a AAA rating to the senior tranche of this offering. The effective weighted average interest expense over the term of the financing is expected to be approximately 3.13%. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.

We expect cash from operations, additional borrowings on existing and future credit facilities, funds from certificates of deposit through brokers and other financial institutions, and the completion of additional on-balance sheet term note securitizations to be adequate to support our operations and projected growth.

Total cash and cash equivalents.  Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We primarily fund our originations and growth using advances under our long-term bank facility and certificates of deposit issued through MBB. Total cash and cash equivalents available as of December 31, 2009 totaled $37.1 million compared to $40.3 million at December 31, 2008.

Restricted interest-earning deposits with banks.  As of December 31, 2009, we also had $63.4 million of cash that was classified as restricted interest-earning deposits with banks, compared to $66.2 million at December 31, 2008. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities.

Borrowings.  Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $307.0 million at December 31, 2009 and $543.3 million at December 31, 2008. Borrowings outstanding under the Company’s revolving or short-term credit facilities and long-term debt consist of the following:

	For the 12 Months Ended December 31, 2009
		Maximum			As of December 31, 2009
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amounts	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity(1)
	(Dollars in thousands)

Revolving or short-term bank facility(2)	$—	$16,839	$4,421	2.92%	$—	—%	$—
Federal funds purchased	1,200	1,200	3	0.65%	—	—%	1,200
CP conduit warehouse facility(3)	—	111,380	90,167	4.88%	62,541	5.15%	—
Term note securitizations(4)	—	419,167	330,110	5.67%	226,716	6.03%	—
Long-term loan facility	75,000	17,729	3,084	5.50%	17,729	5.50%	57,271

	$76,200		$427,785	5.47%	$306,986	5.82%	$58,471

(1)	Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2009, MBB had $8.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

(2)	Paid off and not renewed at June 29, 2009. Therefore, there was no unused capacity at December 31, 2009.

(3)	Converted from a revolving facility to an amortizing facility in March, 2009.

(4)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.

Revolving bank facility/short-term bank facility.  As of December 31, 2008, the Company had a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings. The revolving bank facility had a termination date of March 31, 2009, and was subsequently amended to a short-term borrowing facility scheduled to terminate on June 29, 2009. The Company elected to pay off the balance outstanding at the termination date. Therefore, there were no outstanding borrowings under this facility at December 31, 2009. There were $20.0 million of outstanding borrowings under this facility at December 31, 2008. For the years ended December 31, 2009 and 2008, the Company incurred commitment fees on the unused portion of the credit facility of $24,000 and $138,000, respectively.

Our weighted average outstanding borrowings under this facility were $4.4 million for the year ended December 31, 2009 compared to $18.5 million for the year ended December 31, 2008. We incurred interest expense under this facility of $129,000 for the year ended December 31, 2009 compared to $808,000 for the year ended December 31, 2008.

Federal funds line of credit with correspondent bank.  MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $1.2 million.

Federal Reserve Discount Window (“Federal Reserve Advances”).  In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2009, MBB had $8.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

CP conduit warehouse facility.  We have a CP conduit warehouse facility that, until March 31, 2009, allowed us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transferred pools of leases and interests in the related equipment to special purpose, bankruptcy remote subsidiaries. These special purpose entities in turn pledged their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issued commercial paper to investors. The warehouse facility allowed the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issued variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period.

This facility was scheduled to expire in March 2009, and was amended to (1) extend the termination date to March 30, 2010, (2) convert the facility from a revolving facility to an amortizing facility, and (3) revise the interest rate margin and fees. Borrowings outstanding under this facility were $62.5 million and $81.9 million at December 31, 2009 and December 31, 2008, respectively. There is no additional borrowing capacity under this facility. For the year ended December 31, 2009, the weighted average interest rate was 4.88%. For the year ended December 31, 2008, the weighted average interest rate was 5.37%. The facility requires that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest-rate cap agreements.

Subsequent to December 31, 2009, the CP conduit warehouse facility was fully repaid from the proceeds of the term asset-backed securitization that closed on February 12, 2010.

Term note securitizations.  Since our founding through December 31, 2009, we have completed nine on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned, special purpose bankruptcy remote subsidiaries and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. Our term note securitizations differ from our CP conduit warehouse facility primarily in that our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. Our securitizations do not qualify for sales accounting treatment due to certain call provisions that we maintain and because the special purpose entities also hold residual assets. Accordingly, assets and the related debt of the special purpose entities are included in our Consolidated Balance Sheets. Our leases and interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. By entering into term note securitizations, we have historically reduced the outstanding borrowings under our CP conduit warehouse facility in order to increase the amount available to us under this facility to fund additional lease originations. Our current strategy includes using term note securitizations to periodically reduce the outstanding borrowings under our long-term loan facility to increase the amount available to us to fund additional lease originations. Failure to periodically pay down the outstanding borrowings under our long-term loan facility or CP conduit warehouse facility, or to increase such facilities, would significantly limit our ability to grow our lease portfolio. At December 31, 2009 and at December 31, 2008, outstanding term note securitizations amounted to $226.7 million and $441.4 million, respectively.

As of December 31, 2009, $238.2 million of our net investment in leases and loans was pledged to our term note securitizations. Each of our outstanding term note securitizations is summarized below:

		Outstanding	Scheduled
	Notes Originally	Balance as of	Maturity	Original
	Issued	December 31, 2009	Date	Coupon Rate
	(Dollars in thousands)

2005 — 1
Class A-1	$92,000	$—	August 2006	4.05%
Class A-2	73,500	—	January 2008	4.49
Class A-3	50,000	—	November 2008	4.63
Class A-4	46,749	—	August 2012	4.75
Class B	55,546	2,832	August 2012	5.09
Class C	22,765	11,003	August 2012	5.67

	$340,560	$13,835		4.60	%(1)(2)

2006 — 1
Class A-1	$100,000	$—	September 2007	5.48%
Class A-2	65,000	—	November 2008	5.43
Class A-3	65,000	—	December 2009	5.34
Class A-4	62,761	23,696	September 2013	5.33
Class B	62,008	24,260	September 2013	5.63
Class C	25,413	12,967	September 2013	6.20

	$380,182	$60,923		5.51	%(1)(3)

2007 — 1
Class A-1	$112,000	$—	July 2008	5.21%
Class A-2	80,000	—	April 2009	5.35
Class A-3	75,000	29,574	April 2010	5.32
Class A-4	72,174	72,174	May 2011	5.37
Class B	32,975	15,405	May 2011	5.82
Class C	38,864	18,156	May 2011	6.31
Class D	29,442	16,649	May 2011	7.30

	$440,455	$151,958		5.70	%(1)(4)

Total Term Note Securitizations		$226,716

(1)	Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term note securitizations also have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	The weighted average coupon rate of the 2005-1 term note securitization will approximate 4.81% over the term of the borrowing.

(3)	The weighted average coupon rate of the 2006-1 term note securitization will approximate 5.51% over the term of the borrowing.

(4)	The weighted average coupon rate of the 2007-1 term note securitization will approximate 5.70% over the term of the borrowing.

Long-term loan facility.  On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75,000,000, three-year committed loan facility with the Lender Finance division of Wells Fargo Foothill. The facility is secured by a lien on MRC’s assets and is supported by guaranties from the Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is October 9, 2012. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.

Item subsequent to December 31, 2009.  On February 12, 2010 we completed an $80.7 million TALF eligible term asset-backed securitization. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and will be recorded in long-term borrowings in the Consolidated Balance Sheets.

This was a private offering made to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, by Marlin Leasing Receivables XII LLC, a wholly owned subsidiary of Marlin Leasing Corporation. DBRS, Inc. and Standard & Poor’s Ratings Services have assigned a AAA rating to the senior tranche of this offering. The effective weighted average interest expense over the term of the financing is expected to be approximately 3.13%. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.

Financial Covenants

Our secured borrowing arrangements have numerous covenants, restrictions and default provisions that we must comply with in order to obtain funding through the facilities and to avoid an event of default. A change in the Chief Executive Officer or Chief Operating Officer is an event of default under our long-term loan facility and CP conduit warehouse facility, unless we hire a replacement acceptable to our lenders within 120 days. Such an event is also an immediate event of service termination under the term note securitizations.

A merger or consolidation with another company in which the Company is not the surviving entity is also an event of default under the financing facilities. The Company’s long-term loan facility contains an acceleration clause allowing the creditor to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, “if a material adverse change occurs”). In addition, the CP conduit warehouse facility contains a cross-default provision whereby certain defaults under a term note securitization would also be an event of default. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.

Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2009 include:

	Actual(1)	Requirement

Tangible net worth minimum	$148.5 million	$138.2 million
Debt-to-equity ratio maximum	2.7 to 1	10.0 to 1
Maximum servicer senior leverage ratio	2.3 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	1.70 to 1	1.50 to 1
Maximum portfolio delinquency ratio	1.68%	3.50%
Maximum charge-off ratio	5.69%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

As of December 31, 2009, the Company was in compliance with terms of the CP conduit warehouse facility, the long-term loan facility and the term note securitization agreements.

Bank Capital and Regulatory Oversight

On January 13, 2009, in connection with the conversion of MBB from an industrial bank to a commercial bank, we became a bank holding company by order of the Federal Reserve Board and are subject to regulation under the Bank Holding Company Act (“BHCA”). All of our subsidiaries may be subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board.

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

At December 31, 2009, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.55%, 16.07% and 17.12%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively. At December 31, 2009, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 24.89%, 30.19% and 31.45%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at December 31, 2009 was $16.1 million, which qualifies for “well capitalized” status. On January 20, 2009, we submitted a request to modify the Order issued when MBB became an industrial bank to eliminate certain inconsistencies between the Order and the FRB Approval of MBB as a commercial bank. Until we receive the FDIC’s response to our submission, MBB will continue to operate in accordance with its original de novo three-year business plan, which assumed total assets of up to $128 million by March 2011 (the end of the thee-year de novo period.)

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” herein.

Contractual Obligations (Excluding Deposits)

In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of December 31, 2009 were as follows:

	Contractual Obligations as of December 31, 2009
			Operating	Leased	Capital
	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)

2010	$195,164	$10,285	$11	$1,576	$38	$207,074
2011	68,277	4,334	8	1,431	35	74,085
2012	41,555	1,435	4	1,460	18	44,472
2013	1,857	44	4	624	—	2,529
2014	133	2	4	0	—	139
Thereafter	—	—	—	—	—	—

Total	$306,986	$16,100	$31	$5,091	$91	$328,299

(1)	Interest on the CP conduit warehouse facility and the long-term loan facility is assumed at the December 31, 2009 rate for the remaining term.

Market Interest-Rate Risk and Sensitivity

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we have historically financed our new lease and loan originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest-rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from none to 26.1% and averaged 23.3%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization. At December 31, 2009, $80.3 million, or 26.1%, of our borrowings were variable-rate borrowings.

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

Prior to July 1, 2008, these interest-rate swap agreements were designated and accounted for as cash flow hedges of specific term note securitization transactions, as prescribed by U.S. GAAP. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term note securitization.

Certain of these agreements were terminated simultaneously with the pricing of the related term note securitization transactions. For each terminated agreement, the realized gain or loss was deferred and recorded in the equity section of the Consolidated Balance Sheets, and is being reclassified into earnings as an adjustment to interest expense over the terms of the related term note securitizations.

While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

For the forecasted transactions that were probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of June 30, 2008 would have been reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. At the time that any related forecasted borrowing was no longer probable of occurring, the related gain or loss in accumulated other comprehensive income became recognized immediately in earnings.

During 2009 and 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. As a result, during 2009 an $880,000 pretax ($529,000 after-tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into loss on derivatives. During 2008, a $5.0 million pretax ($3.0 million after-tax) loss on the related cash flow hedges was reclassified from accumulated other comprehensive income into loss on derivatives.

The tables in Note 11 of the Company’s Consolidated Financial Statements summarize specific information regarding the active and terminated interest-rate swap agreements described above.

The Company recorded a loss on derivatives for the periods indicated as follows:

	Year Ended December 31,
	2009	2008(1)	2007(1)
	(Dollars in thousands)

Change in fair value of derivative contracts	$(2,839)	$(10,998)	$—
Cash flow hedging gains (losses) on forecasted transactions no longer probable of occurring(2)	880	(5,041)	—

Loss on derivatives	$(1,959)	$(16,039)	$—

(1)	Prior to July 1, 2008, the Company’s derivatives were designated and accounted for as cash flow hedges. Effective July 1, 2008, the Company discontinued the use of hedge accounting and subsequent changes in the fair value of derivative instruments began to be recognized immediately in loss on derivatives in the Consolidated Statements of Operations.

(2)	Reclassified from accumulated other comprehensive income

These results are based on the fair value of the Company’s derivative contracts at December 31, 2009, and will not necessarily reflect the value at settlement due to inherent volatility in the financial markets. At December 31, 2009, a total of $820,000 of interest-earning cash is assigned as collateral for interest-rate swap agreements.

Cash payments related to the termination of derivative contracts totaled $7.3 million and $3.3 million for the years ended December 31, 2009 and 2008, respectively. Cash payments pursuant to the terms of active derivative contracts totaled $4.7 million and $320,000 for the years ended December 31, 2009 and 2008, respectively.

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements and for overall interest-rate risk management. Accordingly, these interest-rate cap agreements are recorded at fair value in other assets at $119,000 and $53,000 as of December 31, 2009 and December 31, 2008, respectively. The notional amount of interest-rate caps owned as of December 31, 2009 and December 31, 2008 was $121.4 million and $175.8 million, respectively. Changes in the fair values of the caps are recorded in loss on derivatives in the accompanying Consolidated Statements of Operations.

The Company also sells interest-rate caps to offset a portion of the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate premium revenues to offset a portion the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold offset a portion of the interest-rate cap positions owned. There were no outstanding notional amounts for interest-rate cap agreements sold at December 31, 2009. As of December 31, 2008, the notional amount of interest-rate cap agreements sold totaled $165.5 million. The fair value of interest-rate cap agreements sold was recorded in other liabilities at $40,000 as of December 31, 2008. Changes in the fair values of the caps are recorded in loss on derivatives in the accompanying Consolidated Statements of Operations.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations. For debt obligations, the table presents the contractually scheduled maturities and the related weighted average interest rates as of December 31, 2009 expected as of and for each year ended through December 31, 2013 and for periods thereafter.

	Scheduled Maturities by Calendar Year
						Total
					2014 &	Carrying
	2010	2011	2012	2013	Thereafter	Amount
	(Dollars in thousands)

Debt:
Fixed-rate debt	$132,623	$68,277	$23,826	$1,857	$133	$226,716
Average fixed rate	6.11%	6.40%	7.00%	7.95%	8.25%	6.31%
Variable-rate debt	$62,541	$—	$17,729	$—	$—	$80,270
Average variable rate	5.15%	—	5.50%	—	—	5.23%
Interest-rate caps purchased:
Beginning notional balance	$121,409	$70,102	$28,107	$6,000	$1,000	$121,409
Ending notional balance	70,102	28,107	6,000	1,000	—	—
Average receive rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Interest-rate caps sold:
Beginning notional balance	$—	$—	$—	$—	$—	$—
Ending notional balance	—	—	—	—	—	—
Average pay rate	—%	—%	—%	—%	—%	—%
Forward starting interest-rate swaps:
Beginning notional balance	$100,000	$—	$—	$—	$—	$100,000
Ending notional balance	—	—	—	—	—	—
Average pay rate	5.09%	—%	—%	—%	—%	5.09%

Our earnings are sensitive to fluctuations in interest rates. The long-term loan facility and CP conduit warehouse facility charge variable rates of interest based on LIBOR, prime rate or commercial paper interest rates. Because our assets are predominantly fixed-rate, increases in these market interest rates would negatively impact earnings and decreases in the rates would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing of our new lease originations or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.

For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the year ended December 31, 2009 would have been to reduce net interest and fee income by approximately $977,000 based on our average variable-rate borrowings of approximately $97.7 million for the year then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. The impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our interest-rate swap agreements are indexed would have resulted in an estimated change in fair value of approximately $257,000 at December 31, 2009, which would have been reflected as a reduction in the loss on derivatives in the Consolidated Statements of Operations.

We manage and monitor our exposure to interest-rate risk using balance sheet simulation models. Such models incorporate many of our assumptions about our business including new asset production and pricing, interest rate forecasts, overhead expense forecasts and assumed credit losses. Many of the assumptions we use in our simulation models are based on past experience and actual results could vary substantially.

Selected Quarterly Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per share amounts)

Year ended December 31, 2009
Interest income	$19,072	$17,281	$15,591	$14,095
Fee income	5,034	4,380	4,288	3,703
Interest and fee income	24,106	21,661	19,879	17,798
Interest expense	7,832	7,444	6,448	5,614
Provision for credit losses	8,748	6,793	5,951	5,697
Gain (Loss) on derivatives	(1,306)	646	(1,164)	(135)
Income tax expense (benefit)	(491)	434	225	179
Net income (loss)	(879)	946	508	461
Basic earnings (loss) per share	(0.08)	0.08	0.04	0.04
Diluted earnings (loss) per share	(0.08)	0.08	0.04	0.04
Net investment in leases and loans	620,934	555,082	499,556	448,610
Total assets	763,639	690,646	628,057	565,803
Net deferred income tax liability	13,382	12,979	13,317	16,037
Total liabilities	617,983	543,985	480,599	417,565
Retained earnings	61,791	62,737	63,245	63,706
Total stockholders’ equity	145,656	146,661	147,458	148,238
Year ended December 31, 2008
Interest income	$22,953	$21,870	$21,062	$20,214
Fee income	5,235	5,252	5,534	5,333
Interest and fee income	28,188	27,122	26,596	25,547
Interest expense	10,247	9,359	8,790	8,484
Provision for credit losses	7,006	6,530	8,602	9,356
Loss on derivatives	—	—	(3,280)	(12,759)
Income tax expense (benefit)	1,157	985	(425)	(4,878)
Net income (loss)	1,359	1,700	(941)	(7,348)
Basic earnings (loss) per share	0.11	0.14	(0.08)	(0.62)
Diluted earnings (loss) per share	0.11	0.14	(0.08)	(0.62)
Net investment in leases and loans	752,150	730,042	700,170	669,109
Total assets	871,448	854,192	802,533	794,431
Net deferred income tax liability	13,748	13,959	14,307	15,119
Total liabilities	724,677	702,628	650,915	647,806
Retained earnings	69,259	70,959	70,017	62,670
Total stockholders’ equity	146,771	151,564	151,618	146,625

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the FASB Accounting Standards Codification (“ASC”) would become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding all other accounting literature except that issued by the SEC. The Codification does not change U.S. GAAP. However, as a result, only one level of authoritative U.S. GAAP exists. All other literature is considered non-authoritative. The FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, we have changed the way specific accounting standards are referenced in our consolidated financial statements.

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

In this report for the annual period ended December 31, 2009, the Company has retrospectively adjusted its earnings per share data to conform to the provisions of FSP EITF 03-6-1, as incorporated in the Earnings Per Share Topic of the FASB ASC. The adoption of these provisions resulted in an increase of approximately 1% in the weighted average number of shares used in computing basic and diluted EPS for the year ended December 31, 2007, which reduced both basic and diluted earnings per share by $0.02. There was no change in the weighted average number of shares used in computing basic and diluted loss per share for the year ended December 31, 2008 because the inclusion of additional shares would have been anti-dilutive.

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

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which was subsequently incorporated in the Subsequent Events Topic of the FASB ASC. The new guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The circumstances under which these events or transactions should be recognized or disclosed in financial statements were defined. Disclosure of the date through which subsequent events have been evaluated was also required, as well as whether that date was the date the financial statements were issued or the date the financial statements were available to be issued.

The new guidance was effective for interim or annual reporting periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 to further amend the Subsequent Events Topic of the FASB ASC. ASU 2010-09 removed the requirement for an entity that is an SEC filer to disclose the date through which subsequent events have been evaluated. Although we have evaluated events and transactions that occurred after the balance sheet date through the issuance date of these financial statements to determine if financial statement recognition or additional disclosure is required, the Company has discontinued the separate evaluation date disclosure in its Notes to Consolidated Financial Statements.

In June 2009, the FASB issued two standards changing the accounting for securitizations. FASB Statement No. 166, Accounting for Transfers of Financial Assets, is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It also changes the requirements for derecognizing financial assets, and requires additional disclosures. These changes have been incorporated in the Transfers and Servicing Topic of the FASB ASC.

FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This change has been incorporated in the Consolidation Topic of the FASB ASC, and requires additional disclosures about involvement with variable interest entities, the related risk exposure due to that involvement, and the impact on the entity’s financial statements.

The new guidance for the accounting for securitizations will be effective for the Company on January 1, 2010. Early application is not permitted. The adoption of the new requirements is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures  — Measuring Liabilities at Fair Value. This guidance provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, fair value should be measured using one or more specific techniques outlined in the update. The guidance was effective for the first reporting period after issuance. The adoption of the guidance did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

Management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries
Mount Laurel, New Jersey

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 5, 2010 expressed an unqualified opinion on those financial statements.

Philadelphia, Pennsylvania
March 5, 2010
Member of
Deloitte Touche Tohmatsu

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries
Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marlin Business Services Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania
March 5, 2010

Member of
Deloitte Touche Tohmatsu

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$1,372	$1,604
Interest-earning deposits with banks	35,685	38,666

Total cash and cash equivalents	37,057	40,270
Restricted interest-earning deposits with banks	63,400	66,212
Net investment in leases and loans	448,610	669,109
Property and equipment, net	2,431	2,961
Property tax receivables	1,135	3,120
Other assets	13,170	12,759

Total assets	$565,803	$794,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$62,541	$101,923
Long-term borrowings	244,445	441,385
Deposits	80,288	63,385
Other liabilities:
Fair value of derivatives	2,408	11,528
Sales and property taxes payable	4,197	6,540
Accounts payable and accrued expenses	7,649	7,926
Net deferred income tax liability	16,037	15,119

Total liabilities	417,565	647,806

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,778,935 and 12,246,405 shares issued and outstanding at December 31, 2009 and 2008, respectively	128	122
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	84,674	83,671
Stock subscription receivable	(3)	(5)
Accumulated other comprehensive income (loss)	(267)	167
Retained earnings	63,706	62,670

Total stockholders’ equity	148,238	146,625

Total liabilities and stockholders’ equity	$565,803	$794,431

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per-share data)

Interest income	$66,039	$86,099	$89,754
Fee income	17,405	21,354	20,778

Interest and fee income	83,444	107,453	110,532
Interest expense	27,338	36,880	35,322

Net interest and fee income	56,106	70,573	75,210
Provision for credit losses	27,189	31,494	17,221

Net interest and fee income after provision for credit losses	28,917	39,079	57,989

Other income:
Insurance income	5,330	6,252	6,064
Loss on derivatives	(1,959)	(16,039)	—
Other income	1,525	1,892	1,838

Other income (loss)	4,896	(7,895)	7,902

Other expense:
Salaries and benefits	19,071	22,916	21,329
General and administrative	12,854	15,241	13,633
Financing related costs	505	1,418	1,045

Other expense	32,430	39,575	36,007

Income (loss) before income taxes	1,383	(8,391)	29,884
Income tax expense (benefit)	347	(3,161)	11,884

Net income (loss)	$1,036	$(5,230)	$18,000

Basic earnings (loss) per share	$0.08	$(0.44)	$1.47
Diluted earnings (loss) per share	$0.08	$(0.44)	$1.45
Weighted average shares used in computing basic earnings (loss) per share	12,549,167	11,874,647	12,237,263
Weighted average shares used in computing diluted earnings (loss) per share	12,579,806	11,874,647	12,399,786

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Stock	Other		Total
	Common	Common	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands, except per-share data)

Balance, December 31, 2006	12,030,259	$120	$81,850	$(18)	$1,892	$49,900	$133,744
Issuance of common stock	17,994	—	290	—	—	—	290
Repurchase of common stock	(122,000)	(1)	(1,613)	—	—	—	(1,614)
Exercise of stock options	217,417	2	1,742	—	—	—	1,744
Tax benefit on stock options exercised	—	—	1,220	—	—	—	1,220
Stock option compensation recognized	—	—	413	—	—	—	413
Payment of receivables	—	—	—	11	—	—	11
Restricted stock grant	57,634	1	—	—	—	—	1
Restricted stock compensation recognized	—	—	527	—	—	—	527
Net change related to derivatives, net of tax	—	—	—	—	(5,022)	—	(5,022)
Net income	—	—	—	—	—	18,000	18,000

Balance, December 31, 2007	12,201,304	$122	$84,429	$(7)	$(3,130)	$67,900	$149,314
Issuance of common stock	36,360	—	148	—	—	—	148
Repurchase of common stock	(333,759)	(3)	(2,380)	—	—	—	(2,383)
Exercise of stock options	46,616	—	145	—	—	—	145
Tax benefit on stock options exercised	—	—	102	—	—	—	102
Stock option compensation recognized	—	—	304	—	—	—	304
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	295,884	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	926	—	—	—	926
Net change related to derivatives, net of tax	—	—	—	—	3,297	—	3,297
Net income (loss)	—	—	—	—	—	(5,230)	(5,230)

Balance, December 31, 2008	12,246,405	$122	$83,671	$(5)	$167	$62,670	$146,625
Issuance of common stock	35,004	1	105	—	—	—	106
Repurchase of common stock	(102,614)	(1)	(399)	—	—	—	(400)
Exercise of stock options	40,424	—	167	—	—	—	167
Tax benefit on stock options exercised	—	—	48	—	—	—	48
Stock option compensation recognized	—	—	298	—	—	—	298
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	559,716	6	(6)	—	—	—	—
Restricted stock compensation recognized	—	—	790	—	—	—	790
Net change related to derivatives, net of tax	—	—	—	—	(434)	—	(434)
Net income	—	—	—	—	—	1,036	1,036

Balance, December 31, 2009	12,778,935	$128	$84,674	$(3)	$(267)	$63,706	$148,238

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$1,036	$(5,230)	$18,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,481	2,845	2,877
Stock-based compensation	1,450	1,178	940
Excess tax benefits from stock-based payment arrangements	(48)	(101)	(1,198)
Amortization of deferred net loss (gain) on cash flow hedge derivatives	159	(172)	(2,037)
Change in fair value of derivatives	(1,837)	10,998	—
Cash flow hedge losses (gains) reclassified from accumulated other comprehensive income	(880)	5,041	—
Provision for credit losses	27,189	31,494	17,221
Net deferred income taxes	255	(2,146)	(4,140)
Amortization of deferred initial direct costs and fees	11,843	16,493	16,661
Deferred initial direct costs and fees	(2,561)	(10,126)	(19,269)
Loss on equipment disposed	1,767	1,072	640
Effect of changes in other operating items:
Other assets	2,528	(6,556)	1,056
Other liabilities	(10,026)	(5,106)	(6,959)

Net cash provided by operating activities	33,356	39,684	23,792

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(88,934)	(256,554)	(388,376)
Principal collections on leases and loans	270,680	310,600	298,550
Security deposits collected, net of refunds	(4,484)	(2,979)	(2,380)
Proceeds from the sale of equipment	4,999	5,445	5,404
Acquisitions of property and equipment	(418)	(938)	(1,106)
Change in restricted interest-earning deposits with banks	2,812	74,858	(83,365)

Net cash provided by (used in) investing activities	184,655	130,432	(171,273)

Cash flows from financing activities:
Issuances of common stock	108	150	301
Repurchases of common stock	(400)	(2,383)	(1,614)
Exercise of stock options	167	145	1,744
Excess tax benefits from stock-based payment arrangements	48	101	1,198
Debt issuance costs	(1,728)	(175)	(1,965)
Term note securitization advances	—	—	440,455
Term note securitization repayments	(214,669)	(331,700)	(283,692)
Warehouse and bank facility advances	61,166	192,353	416,006
Warehouse and bank facility repayments	(82,819)	(90,430)	(416,006)
Other short-term borrowing advances	2,200	—	—
Other short-term borrowing repayments	(2,200)	—	—
Increase in deposits	16,903	63,385	—

Net cash provided by (used in) financing activities	(221,224)	(168,554)	156,427

Net increase (decrease) in total cash and cash equivalents	(3,213)	1,562	8,946
Total cash and cash equivalents, beginning of period	40,270	38,708	29,762

Total cash and cash equivalents, end of period	$37,057	$40,270	$38,708

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$26,059	$35,051	$34,976
Cash paid for income taxes	499	2,758	15,708

See accompanying notes to consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Through its principal operating subsidiary, Marlin Leasing Corporation, Marlin Business Services Corp. (“Company”) was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation, the Company provides equipment leasing and working capital solutions nationwide, primarily to small businesses nationwide in a segment of the equipment leasing market commonly referred to in the leasing industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers, security systems and certain commercial and industrial equipment. Effective March 12, 2008, the Company also opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB currently provides diversification of the Company’s funding sources through the issuance of certificates of deposit. Marlin Business Services Corp. is managed as a single business segment.

References to the “Company,” “Marlin,” “we,” “us,” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.

2.	Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation, pursuant to the requirements of the Securities and Exchange Commission’s Regulation S-X, Article 9, applicable to bank holding companies. Certain prior period amounts have also been restated as described in Note 20, Restatement of Prior Financial Statements.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the FASB Accounting Standards Codification (“ASC”) would become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) (other than guidance issued by the SEC), superseding all other accounting literature except that issued by the SEC. The Codification does not change U.S. GAAP. However, as a result, only one level of authoritative U.S. GAAP exists. All other literature is considered non-authoritative. The FASB ASC is effective for interim and annual periods ending on or after September 15, 2009. Therefore, we have changed the way specific accounting standards are referenced in our consolidated financial statements.

Use of Estimates

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

At this time, the Company has not elected to report any assets and liabilities using the fair value option available under the Financial Instruments Topic of the FASB ASC.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and interest-bearing money market funds. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Interest-earning Deposits with Banks

Restricted interest-earning deposits with banks consist primarily of various trust accounts related to the Company’s secured debt facilities. The balance also includes amounts due from securitizations representing reimbursements of servicing fees and excess spread income.

Net Investment in Leases and Loans

The Company uses the direct finance method of accounting to record direct financing leases and related interest income. At the inception of a lease, the Company records as an asset the minimum future lease payments receivable, plus the estimated residual value of the leased equipment, less unearned lease income. Initial direct costs and fees related to lease originations are deferred as part of the investment and amortized over the lease term. Unearned lease income is the amount by which the total lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income, net of initial direct costs and fees, is recognized as revenue over the lease term using the effective interest method.

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

Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the degree we add new leases and loans to our portfolios, or to the degree credit quality is worse than expected, we record expense to increase the allowance for credit losses to reflect the estimated net losses inherent in our portfolios. Actual losses may vary from current estimates.

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

Other Assets

Included in other assets on the Consolidated Balance Sheets are transaction costs associated with warehouse facilities and term note securitization transactions that are being amortized over the estimated lives of the related warehouse facilities and the term note securitization transactions using a method which approximates the effective interest method. In addition, other assets include derivative collateral, income taxes receivable, prepaid expenses, accrued fee income and progress payments on equipment purchased to lease.

Securitizations

From inception through December 31, 2009, the Company has completed nine term note securitizations of which six have been repaid. In connection with each transaction, the Company has established a bankruptcy remote special-purpose subsidiary and issued term debt to institutional investors. Under the Transfers and Servicing Topic of the FASB ASC, the Company’s securitizations do not qualify for sales accounting treatment due to certain call provisions that the Company maintains as well as the fact that the special purpose entities used in connection with the securitizations also hold the residual assets. Accordingly, assets and related debt of the special purpose entities are included in the accompanying Consolidated Balance Sheets. The Company’s leases and interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Company. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.

Derivatives

The Derivatives and Hedging Topic of the FASB ASC requires recognition of all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to the accounting standard.

Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term note securitization. The derivative gain or loss recognized in accumulated other comprehensive income was then reclassified into earnings as an adjustment to interest expense over the terms of the related borrowings.

While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

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

Interest Income

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

Fee income from delinquent lease payments is recognized on an accrual basis based on anticipated collection rates. At a minimum of every quarter, an analysis of anticipated collection rates is performed based on updates to collection history. Adjustments in assumptions are made as needed based on this analysis. Other fees are recognized when received.

Insurance Income

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

Financing Related Costs

Financing related costs primarily consist of bank commitment fees paid to our financing sources.

Stock-Based Compensation

The Compensation — Stock Compensation Topic of the FASB ASC establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and non-employees, except for equity instruments held by employee share ownership plans.

The Company measures stock-based compensation cost at grant date, based on the fair value of the awards ultimately expected to vest. Compensation cost is recognized on a straight-line basis over the service period.

We use the Black-Scholes valuation model to measure the fair value of our stock options utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility, and dividend yield. The assumptions are based on subjective future expectations combined with management judgment.

As required by U.S. GAAP, the Company uses judgment in estimating the amount of awards that are expected to be forfeited, with subsequent revisions to the assumptions if actual forfeitures differ from those estimates. In addition, for performance-based awards the Company estimates the degree to which the performance conditions will be met to estimate the number of shares expected to vest and the related compensation expense. Compensation expense is adjusted in the period such performance estimates change.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At December 31, 2009 and 2008, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.

The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2005 through the present are subject to examination.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

Earnings Per Share

The Company follows guidance previously promulgated in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, as clarified by the requirements of FASB Staff Position No. Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which were both subsequently incorporated in the Earnings Per Share Topic of the FASB ASC. This guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities to be included in the computation of earnings per share using the two-class method. The guidance was effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.

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

In this report for the annual period ended December 31, 2009, the Company has retrospectively adjusted its earnings per share data to conform to the provisions of FSP EITF 03-6-1, as incorporated in the Earnings Per Share Topic of the FASB ASC. The adoption of these provisions resulted in an increase of approximately 1% in the weighted average number of shares used in computing basic and diluted earnings per share for the annual period ended December 31, 2007, which reduced both basic and diluted earnings per share by $0.02. There was no change in the weighted average number of shares used in computing basic and diluted loss per share for the year ended December 31, 2008 because the inclusion of additional shares would have been anti-dilutive.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was subsequently incorporated in the Financial Instruments Topic of the FASB ASC. This guidance requires disclosures about the fair value of an entity’s financial instruments, whenever financial information is issued for interim reporting periods. The additional guidance was effective for interim periods ending after June 15, 2009. Accordingly, the Company has included these disclosures in its interim period Notes to Consolidated Financial Statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which was subsequently incorporated in the Subsequent Events Topic of the FASB ASC. The new guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The circumstances under which these events or transactions should be recognized or disclosed in financial statements were defined. Disclosure of the date through which subsequent events have been evaluated was also required, as well as whether that date was the date the financial statements were issued or the date the financial statements were available to be issued.

The new guidance was effective for interim or annual reporting periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 to further amend the Subsequent Events Topic of the FASB ASC. ASU 2010-09 removed the requirement for an entity that is an SEC filer to disclose the date through which subsequent events have been evaluated. Although we have evaluated events and transactions that occurred after the balance sheet date through the issuance date of these financial statements to determine if financial statement recognition or additional disclosure is required, the Company has discontinued the separate evaluation date disclosure in its Notes to Consolidated Financial Statements.

In June 2009, the FASB issued two standards changing the accounting for securitizations. FASB Statement No. 166, Accounting for Transfers of Financial Assets, is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It also changes the requirements for derecognizing financial assets, and requires additional disclosures. These changes have been incorporated in the Transfers and Servicing Topic of the FASB ASC.

FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This change has been incorporated in the Consolidation Topic of the FASB ASC, and requires additional disclosures about involvement with variable interest entities, the related risk exposure due to that involvement, and the impact on the entity’s financial statements.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value. This guidance provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, fair value should be measured using one or more specific techniques outlined in the update. The guidance was effective for the first reporting period after issuance. The adoption of the guidance did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

3.	Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Minimum lease payments receivable	$494,954	$752,802
Estimated residual value of equipment	43,928	51,197
Unearned lease income, net of initial direct costs and fees deferred	(74,823)	(119,775)
Security deposits	(7,681)	(12,165)
Loans, net of unamortized deferred fees and costs	4,425	12,333
Allowance for credit losses	(12,193)	(15,283)

	$448,610	$669,109

At December 31, 2009, a total of $373.4 million of minimum lease payments receivable are assigned as collateral for the CP conduit warehouse facility, the long-term loan facility and term secured borrowings as further discussed in Note 10.

Initial direct costs net of fees deferred were $10.2 million and $19.5 million as of December 31, 2009 and 2008, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At December 31, 2009 and 2008, $35.1 million and $40.5 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets were related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of December 31, 2009:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)

Year Ending December 31:
2010	$234,212	$41,742
2011	150,341	21,239
2012	76,054	8,828
2013	28,539	2,631
2014	5,727	381
Thereafter	81	2

	$494,954	$74,823

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of December 31, 2009 and 2008, the Company maintained total finance receivables which were on a non-accrual basis of $4.6 million and $6.4 million, respectively. As of December 31, 2009 and 2008, the Company had total finance receivables in

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the terms of the original agreements had been renegotiated in the amount of $4.5 million and $8.3 million, respectively.

4.	Concentrations of Risk

As of December 31, 2009, leases approximating 13%, 9%, and 9% of the net investment balance of leases by the Company were located in the states of California, Florida, and New York, respectively. No other state accounted for more than 8% of the net investment balance of leases owned and serviced by the Company as of December 31, 2009. As of December 31, 2009, no single vendor source accounted for more than 3% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2009. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including retail, construction, real estate, mortgage brokers, financial services, manufacturing, medical, service and restaurant, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. The estimated residual value of leased equipment was comprised of 79.9% of copiers as of December 31, 2009. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2009. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment. There were no impairments of estimated residual value recorded during the years ended December 31, 2009, 2008 or 2007.

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

5.	Allowance for Credit Losses

Net investments in leases and loans are generally charged-off when they are contractually past due for 121 days based on the historical net loss rates realized by the Company.

Activity in this account is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$15,283	$10,988	$8,201

Charge-offs	(33,575)	(30,231)	(18,022)
Recoveries	3,296	3,032	3,588

Net charge-offs	(30,279)	(27,199)	(14,434)
Provision for credit losses	27,189	31,494	17,221

Balance, end of period	$12,193	$15,283	$10,988

The Company’s net charge-offs began increasing during 2007, primarily due to worsening general economic trends. These trends continued to worsen during 2008 and 2009, most significantly impacting the performance of interest rate-sensitive industries in our portfolio, specifically companies in construction, financial services, mortgage and real estate businesses. The increased charge-offs during 2008 and 2009 compared to prior periods are primarily due to the unfavorable changes in the economic environment. The decrease in the allowance for credit

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses from 2008 to 2009 was primarily due to the decrease in overall portfolio levels, partially offset by the impact of weakening economic conditions on delinquency levels.

6.	Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2009	2008	Depreciable Life
	(Dollars in thousands)

Furniture and equipment	$2,719	$2,815	7 years
Computer systems and equipment	7,351	6,962	3-5 years
Leasehold improvements	566	569	Estimated useful life or remaining

			lease term, whichever is shorter
Total property and equipment	10,636	10,346
Less — accumulated depreciation and amortization	(8,205)	(7,385)

Property and equipment, net	$2,431	$2,961

Depreciation and amortization expense was $1.0 million, $1.2 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

7.	Other Assets

Other assets are comprised of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Income taxes receivable	$5,178	$4,136
Accrued fees receivable	3,189	3,559
Deferred transaction costs	1,893	1,375
Prepaid expenses	1,360	1,990
Other	1,550	1,699

	$13,170	$12,759

8.	Commitments and Contingencies

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

As of December 31, 2009, the Company leases all four of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; and Salt Lake City, Utah. These lease commitments are accounted for as operating leases.

The Company has entered into several capital leases to finance corporate property and equipment.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2009:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)

Year Ending December 31:
2010	$38	$1,587
2011	35	1,439
2012	18	1,464
2013	—	628
2014	—	4
Thereafter	—	—

Total minimum lease payments	$91	$5,122

Less — amount representing interest	(8)

Present value of minimum lease payments	$83

Rent expense was $1.1 million, $1.3 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has employment agreements with certain senior officers that currently extend through November 12, 2011, with certain renewal options.

9.	Short-term and Long-term Borrowings

Borrowings with an original maturity of less than one year are classified as short-term borrowings. The Company’s revolving and short-term credit facilities (secured bank facility and commercial paper (“CP”) conduit warehouse facility) are classified as short-term borrowings, along with MBB’s federal funds purchased. Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations and long-term loan facility are classified as long-term borrowings. The Company has generally used its short-term bank facility, CP conduit warehouse facility and long-term loan facility as warehouse facilities for interim financing to fund new originations until the leases may be included in a subsequent securitization.

Borrowings outstanding under the Company’s revolving or short-term credit facilities and long-term debt consist of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Revolving/Short-term Bank Facility	$—	$20,048
CP Conduit Warehouse Facility	62,541	81,875
05-1 Term Note Securitization	13,835	42,129
06-1 Term Note Securitization	60,923	123,371
07-1 Term Note Securitization	151,958	275,885
Long-term Loan Facility	17,729	—

Total Borrowings	$306,986	$543,308

The Company’s short-term and long-term borrowings are collateralized by certain of the Company’s direct financing leases. The Company is restricted from selling, transferring, or assigning these leases or placing liens or

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pledges on these leases. At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,
	2009	2008
	(Dollars in thousands)

Revolving/Short-term Bank Facility	$—	$25,418
CP Conduit Warehouse Facility	100,746	124,104
05-1 Term Note Securitization	13,397	43,830
06-1 Term Note Securitization	65,229	135,467
07-1 Term Note Securitization	167,703	318,750
Long-term Loan Facility	26,325	—

	$373,400	$647,569

On June 29, 2009, the Company terminated the secured bank facility and paid off the outstanding balance. In March 2009, the CP conduit warehouse facility was converted from a revolving facility to an amortizing facility, scheduled to mature in March 2010. Subsequent to December 31, 2009, we completed an $80.7 million term asset-backed securitization eligible under the Term Asset-Backed Securities Loan Facility (“TALF”) program established by the Federal Reserve. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.

Revolving Bank Facility/Short-term Bank Facility

As of December 31, 2008, the Company had a committed revolving line of credit with several participating banks to provide up to $40.0 million in borrowings. The revolving bank facility had a termination date of March 31, 2009, and was subsequently amended to a short-term borrowing facility scheduled to terminate on June 29, 2009. The Company elected to pay off the balance outstanding at the termination date. Therefore, there were no outstanding borrowings under this facility at December 31, 2009. There were $20.0 million of outstanding borrowings under this facility at December 31, 2008. For the years ended December 31, 2009, 2008 and 2007, the Company incurred commitment fees on the unused portion of the credit facility of $24,000, $138,000 and $186,000, respectively.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $1.2 million. There were no outstanding borrowings under this line of credit at December 31, 2009 or 2008.

Federal Reserve Discount Window (“Federal Reserve Advances”)

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2009, MBB had $8.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

CP Conduit Warehouse Facility

We have a CP conduit warehouse facility that, until March 31, 2009, allowed us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transferred pools of leases and interests in the related equipment to special purpose, bankruptcy remote subsidiaries. These special purpose entities in turn pledged their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issued commercial paper to investors. The warehouse facility allowed the Company on an ongoing basis to transfer lease receivables to

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, which issued variable-rate notes to investors carrying an interest rate equal to the rate on commercial paper issued to fund the notes during the interest period.

This facility was scheduled to expire in March 2009, and was amended to (1) extend the termination date to March 30, 2010, (2) convert the facility from a revolving facility to an amortizing facility, and (3) revise the interest rate margin and fees. Subsequent to December 31, 2009, this facility was repaid in full. (See Item Subsequent to December 31, 2009, below.)

For the years ended December 31, 2009, 2008 and 2007, the weighted average interest rate was 4.88%, 5.37% and 5.84%, respectively. At December 31, 2009 and 2008, borrowings outstanding under this facility were $62.5 million and $81.9 million, respectively. There is no additional borrowing capacity under this facility.

The CP Conduit Warehouse Facility requires that the Company limit its exposure to adverse interest rate movements on the variable-rate notes through entering into interest-rate cap agreements. As of December 31, 2009, the Company had interest-rate cap transactions with notional values of $63.8 million at a weighted average rate of 6.00%. The fair value of these interest-rate cap transactions was $57,000 included in other assets as of December 31, 2009.

Term Note Securitizations

05-1 Transaction — On August 18, 2005, the Company closed a $340.6 million term note securitization. In connection with the 2005-1 transaction, 6 classes of fixed-rate notes were issued to investors. The weighted average interest coupon will approximate 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2005 term transaction to approximate an average of 4.50% over the term of the borrowing.

06-1 Transaction — On September 21, 2006, the Company closed a $380.2 million term note securitization. In connection with the 2006-1 transaction, 6 classes of fixed-rate notes were issued to investors. The weighted average interest coupon will approximate 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006 term transaction to approximate an average of 5.21% over the term of the financing.

07-1 Transaction — On October 24, 2007, the Company closed a $440.5 million term note securitization. In connection with the 2007-1 transaction, 7 classes of fixed-rate notes were issued to investors. The weighted average interest coupon will approximate 5.70% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2007 term transaction to approximate an average of 6.32% over the term of the financing.

Long-term Loan Facility

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

Item Subsequent to December 31, 2009

On February 12, 2010 we completed an $80.7 million term asset-backed securitization eligible under the TALF program established by the Federal Reserve. As with all of the Company’s prior term note securitizations, this

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing provides the Company with fixed-cost borrowing and will be recorded in long-term borrowings in the Consolidated Balance Sheets. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.

Financial Covenants

Under the CP conduit warehouse facility, long-term loan facility and term note securitization agreements, the Company is subject to numerous covenants, restrictions and default provisions. Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2009 include:

	Actual(1)	Requirement

Tangible net worth minimum	$148.5 million	$138.2 million
Debt-to-equity ratio maximum	2.7 to 1	10.0 to 1
Maximum servicer senior leverage ratio	2.3 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	1.70 to 1	1.50 to 1
Maximum portfolio delinquency ratio	1.68%	3.50%
Maximum charge-off ratio	5.69%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

A change in the Chief Executive Officer or Chief Operating Officer is an event of default under the long-term loan facility and CP conduit warehouse facility unless a replacement acceptable to the Company’s lenders is hired within 120 days. Such an event is also an immediate event of service termination under the term note securitizations. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. The Company’s long-term loan facility contains an acceleration clause allowing the creditor to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, “if a material adverse change occurs”). In addition, the CP conduit warehouse facility and the long-term loan facility contain cross default provisions whereby certain defaults under one facility would also be an event of default under the other facilities. An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.

As of December 31, 2009, the Company was in compliance with the terms of the CP conduit warehouse facility, the long-term loan facility and the term note securitization agreements.

Scheduled principal and interest payments on outstanding borrowings as of December 31, 2009 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)

Year Ending December 31:
2010	$195,164	$10,285
2011	68,277	4,334
2012	41,555	1,435
2013	1,857	44
2014	133	2
Thereafter	—	—

	$306,986	$16,100

(1)	Interest on the CP conduit warehouse facility and the long-term loan facility is assumed at the December 31, 2009 rate for the remaining term.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Deposits

Effective March 12, 2008, the Company opened MBB. MBB currently provides diversification of the Company’s funding sources primarily through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of December 31, 2009, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Period Ending December 31,	Maturities
(Dollars in thousands)

2010	$26,138
2011	23,700
2012	19,028
2013	9,172
2014	2,250
Thereafter	—

$80,288

All time deposits are in denominations of less than $250,000 and all are fully insured by the FDIC. The weighted average all-in interest rate of deposits outstanding at December 31, 2009 was 3.16%.

11.	Derivative Financial Instruments

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

The Company has entered into various forward starting interest-rate swap agreements related to anticipated term note securitization transactions. Prior to July 1, 2008, these interest-rate swap agreements were designated and accounted for as cash flow hedges of specific term note securitization transactions, as prescribed by U.S. GAAP. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term note securitization.

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

Certain of these agreements were terminated simultaneously with the pricing of the related term note securitization transactions. For each terminated agreement, the realized gain or loss was deferred and recorded in the equity section of the Consolidated Balance Sheets, and is being reclassified into earnings as an adjustment to interest expense over the terms of the related term note securitizations.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

For the forecasted transactions that were probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of June 30, 2008 would have been reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. At the time that any related forecasted borrowing was no longer probable of occurring, the related gain or loss in accumulated other comprehensive income became recognized immediately in earnings.

During 2009 and 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. As a result, during 2009 an $880,000 pretax ($529,000 after-tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into loss on derivatives in the Consolidated Statements of Operations. During 2008, a $5.0 million pretax ($3.0 million after-tax) loss on the related cash flow hedges was reclassified from accumulated other comprehensive income into loss on derivatives in the Consolidated Statements of Operations.

The following tables summarize specific information regarding the active and terminated interest-rate swap agreements described above:

For Active Agreements:

Inception Date	March, 2008	January, 2008	December, 2007	August, 2007	August, 2006
Commencement Date	October, 2009	October, 2009	October, 2009	October, 2008	October, 2008
	(Dollars in thousands)

Notional amount:
December 31, 2009	$—	$—	$—	$50,000	$50,000
December 31, 2008	$25,000	$25,000	$100,000	$50,000	$50,000
For active agreements:
Fair value recorded in other assets (liabilities)
December 31, 2009	$—	$—	$—	$(1,145)	$(1,263)
December 31, 2008	$(653)	$(922)	$(3,955)	$(2,823)	$(3,175)
Unrealized gain, net of tax, recorded in equity
December 31, 2009	$—	$—	$—	$—	$—
December 31, 2008	$246	$93	$190	$—	$—

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Terminated Agreements:

Inception Date	January, 2008	December, 2007	March, 2008	August, 2006/2007	August, 2006/ 2007	June/September, 2005	October/December, 2004
Commencement Date	October, 2009	October, 2009	October, 2009	October, 2008	October, 2007	September, 2006	August, 2005
Termination Date	October, 2009	October, 2009	May, 2009	September/October, 2008	October, 2007	September, 2006	August, 2005
	(Dollars in thousands)

Notional amount	$25,000	$100,000	$25,000	$100,000	$300,000	$225,000	$250,000

Realized gain (loss) at termination	$(1,254)	$(5,287)	$(775)	$(3,312)	$(2,683)	$3,732	$3,151

Deferred gain (loss), net of tax, recorded in equity:

December 31, 2009	$—	$—	$—	$—	$(357)	$90	$—

December 31, 2008	$—	$—	$—	$—	$(777)	$399	$16

Amortization recognized as increase (decrease) in interest expense:

Year ended December 31, 2009	$—	$—	$—	$—	$699	$(514)	$(26)

Year ended December 31, 2008	$—	$—	$—	$—	$1,136	$(953)	$(354)

Expected amortization during next 12 months as increase (decrease) in interest expense	$—	$—	$—	$—	$379	$(150)	$—

The Company recorded a loss on derivatives for the periods indicated as follows:

	Year Ended December 31,
	2009	2008(1)	2007(1)
	(Dollars in thousands)

Change in fair value of derivative contracts	$(2,839)	$(10,998)	$—
Cash flow hedging gains (losses) on forecasted transactions no longer probable of occurring(2)	880	(5,041)	—

Loss on derivatives	$(1,959)	$(16,039)	$—

(1)	Prior to July 1, 2008, the Company’s derivatives were designated and accounted for as cash flow hedges. Effective July 1, 2008, the Company discontinued the use of hedge accounting and subsequent changes in the fair value of derivative instruments began to be recognized immediately in loss on derivatives in the Consolidated Statements of Operations.

(2)	Reclassified from accumulated other comprehensive income

These results are based on the fair value of the Company’s derivative contracts at December 31, 2009, and will not necessarily reflect the value at settlement due to inherent volatility in the financial markets. At December 31, 2009, a total of $820,000 of interest-earning cash is assigned as collateral for interest-rate swap agreements.

Cash payments related to the termination of derivative contracts totaled $7.3 million and $3.3 million for the years ended December 31, 2009 and 2008, respectively. Cash payments pursuant to the terms of active derivative contracts totaled $4.7 million and $320,000 for the years ended December 31, 2009 and 2008, respectively.

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements and for overall interest-rate risk management. Accordingly, these cap agreements are recorded at fair value in other assets at $119,000 and $53,000 as of December 31, 2009 and December 31, 2008, respectively. The notional amount of interest-rate caps owned as of December 31, 2009 and December 31, 2008 was $121.4 million and $175.8 million, respectively. Changes in the fair values of the caps are recorded in loss on derivatives in the accompanying Consolidated Statements of Operations.

The Company also sells interest-rate caps to offset a portion of the interest-rate caps required to be purchased by the Company’s special purpose subsidiary under its warehouse borrowing arrangements. These sales generate

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

premium revenues to offset a portion of the premium cost of purchasing the required interest-rate caps. On a consolidated basis, the interest-rate cap positions sold offset a portion of the interest-rate cap positions owned. There were no outstanding notional amounts for interest-rate cap agreements sold at December 31, 2009. As of December 31, 2008, the notional amount of interest-rate cap agreements sold was $165.5 million. The fair value of interest-rate caps sold was recorded in other liabilities at $40,000 as of December 31, 2008. Changes in the fair values of the caps are recorded in loss on derivatives in the accompanying Consolidated Statements of Operations.

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

The Company uses derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities using measurements classified as Level 2. Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the Company’s assets and liabilities measured at fair value on a recurring basis are computed using fair value measurements classified as Level 2, and include the following as of December 31, 2009 and 2008:

	Fair Value Measurements Using Level 2
	December 31,
	2009	2008
	(Dollars in thousands)

Assets
Interest-rate caps purchased	$119	$53
Liabilities
Interest-rate caps sold	—	40
Interest-rate swaps	2,408	11,528

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31,		December 31,
	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)

Assets:
Cash and cash equivalents	$37,057	$37,057	$40,270	$40,270
Restricted interest-earning deposits with banks	63,400	63,400	66,212	66,212
Loans	4,026	3,969	11,452	11,201
Interest-rate caps purchased	119	119	53	53
Liabilities:
Short-term borrowings	62,541	62,541	101,923	101,923
Long-term borrowings	244,445	244,477	441,385	433,119
Deposits	80,288	81,903	63,385	64,635
Accounts payable and accrued expenses(1)	11,846	11,846	14,426	14,426
Interest-rate caps sold	—	—	40	40
Interest-rate swaps	2,408	2,408	11,528	11,528

(1)	Includes sales and property taxes payable.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a)	Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of December 31, 2009 and 2008, because they bear interest at market rates and have maturities of less than 90 days.

(b)	Restricted Interest-earning Deposits with Banks

The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at December 31, 2009 and 2008.

(c)	Loans

The fair values of loans are estimated by discounting contractual cash flows, using interest rates currently being offered by the Company for loans with similar terms and remaining maturities to borrowers with similar credit risk characteristics. Estimates utilized were based on the original credit status of the borrowers combined with the portfolio delinquency statistics.

(d)	Short-term and Long-term Borrowings

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

The carrying amount of the Company’s accounts payable approximates fair value as of December 31, 2009 and 2008, because of the relatively short timeframe to realization.

(g)	Interest-Rate Swaps and Interest-Rate Caps

Interest-rate swaps and interest-rate caps are measured at fair value on a recurring basis in accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, using the inputs and methods described previously in the Fair Value Measurements section of this Note.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Tax Expense (Benefit)

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Current:
Federal	$(54)	$(2,147)	$13,490
State	146	1,132	2,534

Total current	92	(1,015)	16,024

Deferred:
Federal	483	(928)	(3,993)
State	(228)	(1,218)	(147)

Total deferred	255	(2,146)	(4,140)

Total income tax expense (benefit)	$347	$(3,161)	$11,884

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At December 31, 2009, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. We do not expect our unrecognized tax positions to change significantly over the next twelve months.

The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2005 through the present are subject to examination.

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes, primarily related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns. The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Deferred income tax assets:
Allowance for credit losses	$4,802	$6,071
Interest-rate swaps and caps	1,003	5,000
Accrued expenses	278	281
Deferred income	1,443	1,728
Deferred compensation	1,789	1,513
Other comprehensive income	177	—
Other	142	250

Total deferred income tax assets	9,634	14,843

Deferred income tax liabilities:
Lease accounting	(23,451)	(26,589)
Deferred acquisition costs	(1,954)	(2,957)
Other comprehensive income	—	(110)
Depreciation	(266)	(306)

Total deferred income tax liabilities	(25,671)	(29,962)

Net deferred income tax liability	$(16,037)	$(15,119)

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the Company has utilized all of its federal net operating loss carryforwards (“NOLs”) generated in prior tax years. The federal net operating loss generated in 2008 has been carried back to tax year 2006.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	December 31,
	2009	2008	2007

Statutory federal income tax rate	35.0%	(35.0)%	35.0%
State taxes, net of federal benefit	(9.6)%	(5.7)%	5.1%
Other permanent differences	0.5%	0.1%	(0.6)%
Other, including true-up of deferred tax accounts	(0.8)%	2.9%	0.3%

Effective Rate	25.1%	(37.7)%	39.8%

14.	Earnings (Loss) Per Share

The Company follows guidance previously promulgated in SFAS No. 128, Earnings Per Share, as clarified by the requirements of FSP EITF 03-6-1, which were both subsequently incorporated in the Earnings Per Share Topic of the FASB ASC. This guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities to be included in the computation of EPS using the two-class method. The guidance was effective for fiscal years beginning after December 15, 2008 on a retrospective basis, including interim periods within those years.

In this report for the annual period ended December 31, 2009, the Company has retrospectively adjusted its earnings per share data to conform to the provisions of FSP EITF 03-6-1, as incorporated in the Earnings Per Share Topic of the FASB ASC. The adoption of these provisions resulted in an increase of approximately 1% in the weighted average number of shares used in computing basic and diluted EPS for the year ended December 31, 2007, which reduced both basic and diluted earnings per share by $0.02. There was no change in the weighted average number of shares used in computing basic and diluted loss per share for the year ended December 31, 2008 because the inclusion of additional shares would have been anti-dilutive.

The following table provides net income and shares used in computing basic and diluted earnings per common share:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per-share data)

Net income (loss)	$1,036	$(5,230)	$18,000

Weighted average common shares outstanding	11,693,720	11,874,647	12,079,172
Add: Unvested restricted stock awards considered participating securities	855,447	—	158,091

Adjusted weighted average common shares used in computing basic EPS	12,549,167	11,874,647	12,237,263
Add: Effect of dilutive stock options	30,639	—	162,523

Adjusted weighted average common shares used in computing diluted EPS	12,579,806	11,874,647	12,399,786

Net earnings (loss) per common share:
Basic	$0.08	$(0.44)	$1.47

Diluted	$0.08	$(0.44)	$1.45

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2009, 2008 and 2007, options to purchase 670,776, 711,510 and 373,543 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

When computing diluted loss per share for the year ended December 31, 2008, all potential common shares, including stock options and restricted stock, are anti-dilutive to the loss per common share calculation. Therefore, for the year ended December 31, 2008, the effect of 391,372 potential common shares have not been considered for diluted EPS purposes.

15.	Comprehensive Income (Loss)

The following table details the components of comprehensive income (loss):

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net income (loss), as reported	$1,036	$(5,230)	$18,000

Other comprehensive income (loss):
Change in fair value of derivatives	—	593	(6,287)
Reclassification of cash flow hedging (gains) losses on forecasted transactions no longer probable of occurring(1)	(880)	5,041	—
Amortization of net deferred (gain) loss on cash flow hedge derivatives	159	(171)	(2,037)
Tax effect	287	(2,166)	3,302

Total other comprehensive income (loss)	(434)	3,297	(5,022)

Comprehensive income (loss)	$602	$(1,933)	$12,978

(1)	Reclassified to loss on derivatives.

16.	Stockholders’ Equity

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

The Company purchased 88,894 shares of its common stock for $347,000 during the year ended December 31, 2009. The Company purchased 331,315 shares of its common stock for $2.4 million during the year ended December 31, 2008. At December 31, 2009, the Company had $10.7 million remaining in its stock repurchase plan authorized by the Board.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 13,720 shares repurchased to cover income taxes during the year ended December 31, 2009, at an average cost of $3.89. There were 2,444 shares repurchased to cover income taxes during the year ended December 31, 2008, at an average cost of $6.78.

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

On January 13, 2009, MBB converted from an industrial bank to a commercial bank chartered and supervised by the State of Utah and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In connection with the conversion of MBB to a commercial bank, Marlin Business Services Corp. became a bank holding company on January 13, 2009. On January 20, 2009, MBB submitted a modification request to the FDIC related to the Order issued by the FDIC on March 20, 2007 (the “Order”) to eliminate certain inconsistencies between the Order and the FRB Approval of MBB as a commercial bank. Until we receive the FDIC’s response to our submission, MBB intends to continue operating in accordance with its original de novo three-year business plan, which assumed total assets of up to $128 million by March 2011 (the end of the three-year de novo period.)

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company will provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at December 31, 2009 was $16.1 million, which met all capital requirements to which MBB is subject and qualified for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At December 31, 2009, Marlin Business Services Corp. also exceeded its regulatory capital requirements and is considered “well-capitalized” as defined by federal banking regulations. MBB is designated a Risk Category I institution for purposes of the risk-based assessment for FDIC deposit insurance. Risk Category I institutions pay the lowest tier of premiums for their deposit insurance.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at December 31, 2009.

					Well-Capitalized
			Minimum Capital		Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)

Tier 1 Leverage Capital
Marlin Business Services Corp.	24.89%	$148,505	4%	$23,867	5%		$29,834
Marlin Business Bank	15.55%	$16,071	5%	$5,169	5%		$5,169
Tier 1 Risk-based Capital
Marlin Business Services Corp.	30.19%	$148,505	4%	$19,679	6%		$29,519
Marlin Business Bank	16.07%	$16,071	6%	$6,000	6%		$6,000
Total Risk-based Capital
Marlin Business Services Corp.	31.45%	$154,728	8%	$39,358	10%		$49,198
Marlin Business Bank	17.12%	$17,122	15%	$15,000	10	%(1)	$10,000

(1)	MBB is required to maintain “well-capitalized” status. In addition, MBB must maintain a total risk-based capital ratio greater than 15%.

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

Pursuant to the Order, MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at December 31, 2009 was $16.1 million, which qualifies for “well capitalized” status.

Dividends.  The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. Pursuant to the Order, MBB is not permitted to pay dividends during the first three years of operations without the prior written approval of the FDIC and the State of Utah.

17.	Stock-Based Compensation

Under the terms of the Marlin Business Services Corp. 2003 Equity Compensation Plan (as amended, the “2003 Plan”), employees, certain consultants and advisors, and non-employee members of the Board have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants was increased from 2,100,000 to 3,300,000 at the annual meeting of shareholders on May 22, 2008. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 489,354 shares available for future grants under the 2003 Plan as of December 31, 2009.

Total stock-based compensation expense was $1.5 million, $1.2 million and $0.9 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $48,000, $101,000 and $1.2 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.

Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. Of the total options granted during the year ended December 31, 2009, no shares are contingent on performance factors. The Company has recognized expense related to performance options based on the most probable performance assumptions as of December 31, 2009. Revised performance assumptions during 2007 resulted in a reduction of $248,000 in expense related to stock options during the year ended December 31, 2007. There were no revisions necessary to performance assumptions in 2008 or 2009.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were 15,877 stock options granted during the year ended December 31, 2009. The fair value of each stock option granted during the years ended December 31, 2009, 2008, and 2007 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the years ended December 31, 2009, 2008 and 2007, was $4.49, $3.25, and $7.93 per share, respectively.

The following weighted average assumptions were used for valuing option grants made during the years ended December 31, 2009, 2008, and 2007:

	December 31,
Weighted Averages:	2009	2008	2007

Risk-free interest rate	1.97%	2.45%	4.50%
Expected life	4.0 years	5.1 years	5.1 years
Expected volatility	84%	35%	35%
Expected dividends	$—	$—	$—

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

The following table summarizes option activity during the each of the three years in the period ended December 31, 2009:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share

Outstanding, December 31, 2006	918,977	$11.61
Granted	108,409	20.49
Exercised	(217,417)	8.02
Forfeited	(82,785)	18.70
Expired	—	—

Outstanding, December 31, 2007	727,184	$13.20
Granted	271,926	9.29
Exercised	(46,616)	3.12
Forfeited	(67,035)	15.98
Expired	—	—

Outstanding, December 31, 2008	885,459	$12.32
Granted	15,877	7.30
Exercised	(40,424)	4.13
Forfeited	(82,751)	16.51
Expired	—	—

Outstanding, December 31, 2009	778,161	$12.20

During the years ended December 31, 2009, December 31, 2008 and December 31, 2007, the Company recognized total compensation expense related to options of $0.3 million, $0.4 million and $0.4 million,

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The total pre-tax intrinsic value of stock options exercised was $0.1 million, $0.3 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The related tax benefits realized from the exercise of stock options for the years ended December 31, 2009, 2008 and 2007 were $0.1 million, $0.1 million and $1.2 million, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
Range of	Number	Remaining	Average	Intrinsic	Number	Remaining	Average	Intrinsic
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Value	Exercisable	Life (Years)	Exercisable Price	Value
				(In thousands)				(In thousands)

$3.39	94,134	2.3	$3.39	$427	94,134	2.3	$3.39	$427
$4.23 — $5.01	25,344	0.3	4.39	90	25,344	0.3	4.39	90
$7.17 — $10.18	356,839	4.3	9.43	19	158,061	3.0	9.61	8
$14.00 — $16.01	63,484	4.1	14.63	—	57,235	4.0	14.57	—
$17.52 — $22.23	238,360	3.5	20.00	—	137,813	3.3	19.37	—

	778,161	3.7	$12.20	$536	472,587	2.9	$11.54	$525

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $7.93 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2009, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $319,000 and the weighted average period over which these awards are expected to be recognized was 1.2 years, based on the most probable performance assumptions as of December 31, 2009. In the event maximum performance targets are achieved, an additional $1.0 million of compensation cost would be recognized over a weighted average period of 1.7 years.

At the October 28, 2009 annual stockholders’ meeting, the shareholders voted to approve an amendment to the 2003 Plan to allow a one-time stock option exchange program for the Company’s employees, to commence within six months following the annual meeting. If implemented, the exchange program would allow us to cancel certain underwater stock options currently held by our employees in exchange for the grant of a lesser amount of stock options with lower exercise prices and a new vesting schedule and term. Each replacement option will have an exercise price per share equal to the closing price of our common stock on the date of grant, and will have a new seven-year term.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the total restricted stock awards granted during the year ended December 31, 2009, 477,341 shares may be subject to accelerated vesting based on performance factors; no shares have vesting contingent upon performance factors. Certain of the awards granted during 2009 may result in the issuance of 212,902 additional shares of stock if achievement of certain targets is greater than 100%. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of December 31, 2009. Revised performance assumptions during 2007 resulted in a reduction of $425,000 in expense related to restricted stock awards during the year ended December 31, 2007. There were no revisions necessary to performance assumptions in 2008 or 2009.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.

The following table summarizes the activity of the non-vested restricted stock during each of the three years in the period ended December 31, 2009:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested restricted stock at December 31, 2006	207,731	$19.57
Granted	95,295	19.76
Vested	(47,211)	17.60
Forfeited	(37,567)	19.06

Non-vested restricted stock at December 31, 2007	218,248	$20.17
Granted	330,168	6.13
Vested	(15,684)	18.58
Forfeited	(28,818)	15.49

Non-vested restricted stock at December 31, 2008	503,914	$11.29
Granted	628,772	6.26
Vested	(40,177)	18.23
Forfeited	(69,106)	14.06

Non-vested restricted stock at December 31, 2009	1,023,403	$7.74

During the years ended December 31, 2009, 2008 and 2007, the Company granted restricted stock awards with grant date fair values totaling $3.9 million, $2.0 million and $1.9 million, respectively. As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized compensation expense of $1.1 million, $0.7 million and $0.5 million related to restricted stock for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $5.2 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.7 years, based on the most probable performance assumptions as of December 31, 2009. In the event maximum performance targets are achieved, $2.8 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.3 years, and an additional $231,000 of compensation cost would be recognized over a weighted average period of 0.9 years. In addition, certain of the awards granted during 2009 may result in the issuance of 212,902 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of shares that vested was $0.2 million, $0.1 million and $1.1 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Employee Stock Purchase Plan

In October 2003, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, employees have the opportunity to purchase shares of common stock during designated offering periods equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the purchase date. Participants are limited to 10% of their compensation. The aggregate number of shares under the ESPP that may be issued is 200,000. During 2009, 2008 and 2007, 35,004, 36,360 and 17,994 shares, respectively, of common stock were sold for $106,000, $149,000 and $273,000, respectively, pursuant to the terms of the ESPP.

18.	Employee 401(k) Plan

The Company adopted a 401(k) plan (the “Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service (“IRS”) guidelines. During 2006 and the first six months of 2007, the Plan also provided for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 4%. Effective July 1, 2007, the Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. The Company’s contributions to the Plan for the years ended December 31, 2009, 2008 and 2007 were approximately $119,000, $177,000 and $159,000, respectively.

19.	Related Party Transactions

The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Chief Executive Officer, is the President of The Selzer Company. We do not have any contractual arrangement with The Selzer Group or Richard Dyer, nor do we pay either of them any direct fees. Insurance premiums paid to The Selzer Company were $495,000, $584,000 and $521,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

20.	Restatement of Prior Financial Statements

Subsequent to the issuance of the Company’s Form 10-K for the year ended December 31, 2008, the Company identified a software error affecting the timing of interest income recognition on approximately 1,500 of its 107,000 active leases. This software calculation error was identified and the programming was corrected during the second quarter of 2009.

This error impacted the Consolidated Financial Statements for the fiscal years ended December 31, 2005 through 2008, including interim periods therein, and the three-month period ended March 31, 2009. The impact of the error on the Consolidated Statements of Operations was limited to the fiscal years ended December 31, 2005 through 2007, including the interim periods therein. It is a non-cash adjustment impacting the timing of income recognition, and will not have any impact on historical or future cash flows or any other aspect of the Company’s business. It did not adversely affect compliance with covenants under the Company’s existing credit facilities. The Company concluded that the impact of correcting the error on each individual previously filed consolidated financial statement was not material, and therefore the Company did not amend its previous filings with the SEC.

The cumulative effect of this adjustment reduced interest income through December 31, 2007 by $1.4 million, with a corresponding increase in unearned lease income, a component of net investment in leases and loans, to be recognized in the future. The cumulative effect of this adjustment also decreased the net deferred income tax liability through December 31, 2007 by $554,000, and decreased retained earnings by $831,000. Accordingly, the

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has restated the accompanying consolidated financial statements as of December 31, 2008 from amounts previously reported to correct the error by increasing unearned lease income and reducing the net deferred income tax liability and retained earnings as follows:

	December 31, 2008
	As Previously
	Reported	Adjustment	As Restated
	(Dollars in thousands)

Consolidated Balance Sheet
Net investment in leases and loans	$670,494	$(1,385)	$669,109
Total assets	795,816	(1,385)	794,431
Net deferred income tax liability	15,673	(554)	15,119
Total liabilities	648,360	(554)	647,806
Retained earnings	63,501	(831)	62,670
Total stockholders’ equity	147,456	(831)	146,625
Total liabilities and stockholders’ equity	795,816	(1,385)	794,431

A summary of the effects of the restatement for the year ended December 31, 2007 is presented below.

	For the Year Ended December 31, 2007
	As Previously
	Reported	Adjustment	As Restated
	(Dollars in thousands, except per-share data)

Statement of Operations
Interest income	$90,231	$(477)	$89,754
Income before income taxes	30,361	(477)	29,884
Income tax expense	12,075	(191)	11,884
Net income	18,286	(286)	18,000
Basic earnings per share(2)	$1.49	$(0.02)	$1.47
Diluted earnings per share(2)	$1.47	$(0.02)	$1.45

(1)	The amount for interest income “as previously reported” reflects the impact of the reclassifications to conform to the current year’s presentation, pursuant to the requirements of the Securities and Exchange Commission’s Regulation S-X, Article 9, applicable to bank holding companies, previously discussed in Note 2 herein. Therefore, the difference between the amounts “as previously reported” and “as restated” represents the effect of the error correction discussed above.

(2)	The amounts for basic and diluted earnings per share “as previously reported” reflect the impact of the retrospective adjustment to conform to the provisions of FSP EITF 03-6-1, as incorporated in the Earnings Per Share Topic of the FASB ASC and previously discussed in Note 2 herein. Therefore, the difference between the amounts “as previously reported” and “as restated” represents the effect of the error correction discussed above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2009, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934. This controls evaluation was done under the supervision and with the participation of management, including our CEO and our CFO. Our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are designed and operating effectively to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2010 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.  Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

Schedules are omitted because they are not applicable or are not required or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits.

Number		Description

1	.1(11)	Purchase Agreement, dated November 15, 2006, between Piper Jaffray & Co., Primus Capital Fund IV Limited Partnership and its affiliate and Marlin Business Services Corp.
3	.1(15)	Amended and Restated Articles of Incorporation of the Registrant.
3	.2(2)	Bylaws of the Registrant.
4	.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.
10	.1(17)†	2003 Equity Compensation Plan of the Registrant, as amended.
10	.2(26)†	Amendment 2009-1 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

Number		Description

10	.3(26)†	Amendment 2009-2 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.
10	.4(26)†	Amendment 2009-3 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.
10	.5(2)†	2003 Employee Stock Purchase Plan of the Registrant.
10	.6(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation.
10	.7(2)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.
10	.8(20)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between Daniel P. Dyer and the Registrant.
10	.9(2)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.
10	.10(10)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.
10	.11(20)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between George D. Pelose and the Registrant.
10	.12(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.13(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.14(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.15(7)	Third Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 26, 2005, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.16(13)	Fourth Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement, dated as of April 2, 2007, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.17(19)	Fifth Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement, dated as of September 12, 2008, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.18(21)	Sixth Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement, dated as of March 31, 2009, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.19(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.
10	.20(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.
10	.21(1)	First Amendment to Series 2002-A Supplement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.
10	.22(4)	Second Amendment to Series 2002-A Supplement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.
10	.23(4)	Third Amendment to Series 2002-A Supplement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.

Number		Description

10	.24(5)	Fifth Amendment to Series 2002-A Supplement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.
10	.25(9)	Amended & Restated Series 2002-A Supplement to the Master Facility Agreement, dated as of March 15, 2006, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.
10	.26(22)	Consent and Amendment to the Amended and Restated Series 2002-A Supplement, dated as of June 29, 2009, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., and Wells Fargo Bank Minnesota, N.A., as the trustee.
10	.27(14)	First Amendment to the Amended and Restated Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of August 30, 2007, by and among Marlin Leasing Corporation, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.
10	.28(18)	First Amendment to the Amended & Restated Series 2002-A Supplement to the Master Facility Agreement, dated as of August 29, 2008, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.
10	.29(23)	Second Amendment to the Amended and Restated Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 15, 2009, among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A., as the agent and Wells Fargo Bank, N.A., as the trustee.
10	.30(24)	Third Amendment to the Amended and Restated Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 31, 2009, among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A., as the agent and Wells Fargo Bank, N.A., as the trustee.
10	.31†	Compensation Policy for Non-Employee Independent Directors (Filed herewith).
10	.32(8)†	Transition & Release Agreement made as of December 6, 2005 (effective as of December 14, 2005) between Bruce E. Sickel and the Registrant.
10	.33(12)†	Separation Agreement, dated December 20, 2006, between Marlin Business Services Corp. and Gary R. Shivers.
10	.34(16)	Letter Agreement, dated as of June 11, 2007 and effective as of March 11, 2008, by and between the Registrant, Peachtree Equity Investment Management, Inc. and WCI (Private Equity) LLC.
10	.35(25)	Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC.
16	.1(6)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.
21.1		List of Subsidiaries (Filed herewith)
23.1		Consent of Deloitte & Touche LLP (Filed herewith)
31.1		Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2		Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
32.1		Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 26, 2005 filed on August 26, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 14, 2005 and filed on December 14, 2005, and incorporated by reference herein.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 15, 2006 and filed on March 17, 2006, and incorporated by reference herein.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 19, 2006 and filed on May 25, 2006, and incorporated by reference herein.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated November 15, 2006 and filed on November 17, 2006, and incorporated by reference herein.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 20, 2006 and filed on December 21, 2006, and incorporated by reference herein.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated April 2, 2007 and filed on April 6, 2007, and incorporated by reference herein.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 30, 2007 and filed on September 5, 2007, and incorporated by reference herein.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 11, 2008 and filed on March 17, 2008, and incorporated by reference herein.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-151358) filed on June 2, 2008, and incorporated by reference herein.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 29, 2008 and filed on September 5, 2008, and incorporated by reference herein.

(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated September 12, 2008 and filed on September 16, 2008, and incorporated by reference herein.

(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 31, 2008 and filed on January 7, 2009, and incorporated by reference herein.

(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 31, 2009 and filed on April 2, 2009, and incorporated by reference herein.

(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 29, 2009 and filed on July 2, 2009, and incorporated by reference herein.

(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 15, 2009 and filed on March 17, 2009, and incorporated by reference herein.

(24)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 31, 2009 and filed on April 2, 2009, and incorporated by reference herein.

(25)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 9, 2009 and filed on October 13, 2009, and incorporated by reference herein.

(26)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 28, 2009 and filed on November 2, 2009, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2010

Marlin Business Services Corp.

By:	/s/ Daniel P. Dyer
Daniel P. Dyer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Daniel P. Dyer Daniel P. Dyer	Chief Executive Officer and President (Principal Executive Officer)	March 5, 2010

By:	/s/ Lynne C. Wilson Lynne C. Wilson	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 5, 2010

By:	/s/ Kevin J. McGinty Kevin J. McGinty	Chairman of the Board of Directors	March 5, 2010

By:	/s/ John J. Calamari John J. Calamari	Director	March 5, 2010

By:	/s/ Lawrence J. DeAngelo Lawrence J. DeAngelo	Director	March 5, 2010

By:	/s/ Edward Grzedzinski Edward Grzedzinski	Director	March 5, 2010

By:	/s/ Matthew J. Sullivan Matthew J. Sullivan	Director	March 5, 2010

By:	/s/ James W. Wert James W. Wert	Director	March 5, 2010