Form 10-Q
period 2010-03-31
MARLIN BUSINESS SERVICES CORP
filed 2010-05-07
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
At April 30, 2010, 12,805,353 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2010

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$1,781	$1,372
Interest-earning deposits with banks	42,553	35,685

Total cash and cash equivalents	44,334	37,057
Restricted interest-earning deposits with banks (includes $63.1 million and $57.1 million, respectively, related to consolidated variable interest entities (“VIEs”))	65,521	63,400
Net investment in leases and loans (includes $273.1 million and $238.0 million, respectively, related to consolidated VIEs)	408,205	448,610
Property and equipment, net	2,305	2,431
Property tax receivables	5,866	1,135
Other assets	8,290	13,170

Total assets	$534,521	$565,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$—	$62,541
Long-term borrowings (includes $249.1 million and $226.7 million, respectively, related to consolidated VIEs)	268,434	244,445
Deposits	85,135	80,288
Other liabilities:
Fair value of derivatives	1,208	2,408
Sales and property taxes payable	7,752	4,197
Accounts payable and accrued expenses	7,268	7,649
Net deferred income tax liability	14,206	16,037

Total liabilities	384,003	417,565

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,811,578 and 12,778,935 shares issued and outstanding, respectively	128	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	85,691	84,674
Stock subscription receivable	(2)	(3)
Accumulated other comprehensive loss	(242)	(267)
Retained earnings	64,943	63,706

Total stockholders’ equity	150,518	148,238

Total liabilities and stockholders’ equity	$534,521	$565,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per-share data)

Interest income	$12,829	$19,072
Fee income	3,816	5,034

Interest and fee income	16,645	24,106
Interest expense	4,658	7,832

Net interest and fee income	11,987	16,274
Provision for credit losses	3,123	8,748

Net interest and fee income after provision for credit losses	8,864	7,526

Other income:
Insurance income	1,158	1,543
Loss on derivatives	(94)	(1,307)
Other income	288	407

Other income	1,352	643

Other expense:
Salaries and benefits	5,124	5,885
General and administrative	3,046	3,399
Financing related costs	147	255

Other expense	8,317	9,539

Income (loss) before income taxes	1,899	(1,370)
Income tax expense (benefit)	662	(491)

Net income (loss)	$1,237	$(879)

Basic earnings (loss) per share	$0.10	$(0.08)
Diluted earnings (loss) per share	$0.10	$(0.08)

Weighted average shares used in computing basic earnings (loss) per share	12,778,463	11,677,264
Weighted average shares used in computing diluted earnings (loss) per share	12,833,643	11,677,264
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)

Balance, December 31, 2008	12,246,405	$122	$83,671	$(5)	$167	$62,670	$146,625
Issuance of common stock	35,004	1	105	—	—	—	106
Repurchase of common stock	(102,614)	(1)	(399)	—	—	—	(400)
Exercise of stock options	40,424	—	167	—	—	—	167
Tax benefit on stock options exercised	—	—	48	—	—	—	48
Stock option compensation recognized	—	—	298	—	—	—	298
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	559,716	6	(6)	—	—	—	—
Restricted stock compensation recognized	—	—	790	—	—	—	790
Net change related to derivatives, net of tax	—	—	—	—	(434)	—	(434)
Net income	—	—	—	—	—	1,036	1,036

Balance, December 31, 2009	12,778,935	$128	$84,674	$(3)	$(267)	$63,706	$148,238
Repurchase of common stock	(54,600)	(1)	(484)	—	—	—	(485)
Exercise of stock options	28,503	—	113	—	—	—	113
Tax benefit on stock options exercised	—	—	56	—	—	—	56
Stock option compensation recognized	—	—	74	—	—	—	74
Payment of receivables	—	—	—	1	—	—	1
Restricted stock grant	58,740	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	1,259	—	—	—	1,259
Net change related to derivatives, net of tax	—	—	—	—	25	—	25
Net income	—	—	—	—	—	1,237	1,237

Balance, March 31, 2010	12,811,578	$128	$85,691	$(2)	$(242)	$64,943	$150,518

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,237	$(879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	706	606
Stock-based compensation	1,333	402
Excess tax benefits from stock-based payment arrangements	(56)	—
Amortization of deferred net loss (gain) on cash flow hedge derivatives	42	19
Change in fair value of derivatives	(1,121)	188
Provision for credit losses	3,123	8,748
Net deferred income taxes	(1,848)	(1,878)
Amortization of deferred initial direct costs and fees	2,057	3,541
Deferred initial direct costs and fees	(670)	(1,165)
Loss on equipment disposed	596	333
Effect of changes in other operating items:
Other assets	551	(2,066)
Other liabilities	3,240	3,664

Net cash provided by operating activities	9,190	11,513

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(23,656)	(36,280)
Principal collections on leases and loans	58,691	72,423
Security deposits collected, net of refunds	(823)	(746)
Proceeds from the sale of equipment	1,087	1,322
Acquisitions of property and equipment	(128)	(178)
Change in restricted interest-earning deposits with banks	(2,121)	(5,170)

Net cash provided by investing activities	33,050	31,371

Cash flows from financing activities:
Issuances of common stock	1	—
Repurchases of common stock	(485)	(370)
Exercise of stock options	113	—
Excess tax benefits from stock-based payment arrangements	56	—
Debt issuance costs	(943)	(330)
Term securitization advances	68,169	—
Term securitization repayments	(45,768)	(57,847)
Warehouse and bank facility advances	4,425	42,130
Warehouse and bank facility repayments	(65,378)	(27,739)
Increase in deposits	4,847	11,468

Net cash used in financing activities	(34,963)	(32,688)

Net increase in total cash and cash equivalents	7,277	10,196
Total cash and cash equivalents, beginning of period	37,057	40,270

Total cash and cash equivalents, end of period	$44,334	$50,466

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$4,246	$7,195
Cash paid (refunds received) for income taxes	$(3,051)	$13
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Organization
Description
Through its principal operating subsidiary, Marlin Leasing Corporation, Marlin Business Services Corp. provides equipment leasing solutions nationwide, primarily to small businesses in a segment of the equipment leasing market commonly referred to as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers and certain commercial and industrial equipment. Effective March 12, 2008, the Company also opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB currently provides diversification of the Company’s funding sources through the issuance of certificates of deposit. Marlin Business Services Corp. is managed as a single business segment.
References to the “Company”, “we”, “us”, and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2010 and the results of operations for the three-month periods ended March 31, 2010 and 2009, and cash flows for the three-month periods ended March 31, 2010 and 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 5, 2010. The consolidated results of operations for the three-month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results for the respective full years or any other period. All intercompany accounts and transactions have been eliminated in consolidation.
FASB Accounting Standards Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the FASB Accounting Standards Codification (“ASC”) would become the single official source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) (other than guidance issued by the SEC), superseding all other accounting literature except that issued by the SEC. The Codification does not change U.S. GAAP. However, as a result, only one level of authoritative U.S. GAAP exists. All other literature is considered non-authoritative.
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
Income recognition. Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease. Generally, when a lease or loan is 90 days or more delinquent, the contract is classified as non-accrual and we do not recognize interest income on that contract until it is less than 90 days delinquent.
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
Insurance income. Insurance income is recognized on an accrual basis as earned over the term of the lease. Generally, insurance payments that are 120 days or more past due are charged against income. Ceding commissions, losses and loss adjustment expenses are recorded in the period incurred and netted against insurance income.
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

Securitizations. From inception to March 31, 2010, the Company has completed ten term note securitizations of which six have been repaid. In connection with each transaction, the Company established a bankruptcy remote special-purpose subsidiary (“SPE”) and issued term debt to institutional investors. These SPEs are considered VIEs under U.S. GAAP. The Company is required to consolidate VIEs in which it is deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company continues to service the assets of its VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
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
At March 31, 2010, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
Earnings per share. Pursuant to the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share using the two-class method.
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

NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Minimum lease payments receivable	$448,268	$494,954
Estimated residual value of equipment	42,044	43,928
Unearned lease income, net of initial direct costs and fees deferred	(68,046)	(74,823)
Security deposits	(6,858)	(7,681)
Loans, including unamortized deferred fees and costs	3,050	4,425
Allowance for credit losses	(10,253)	(12,193)

	$408,205	$448,610

At March 31, 2010, a total of $315.8 million of minimum lease payments receivable are assigned as collateral for short-term and long-term borrowings, including the amounts related to consolidated VIEs.
Initial direct costs net of fees deferred were $8.8 million and $10.2 million as of March 31, 2010 and December 31, 2009, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At March 31, 2010 and December 31, 2009, $33.7 million and $35.1 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets were related to copiers.
Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of March 31, 2010:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)
Period Ending December 31:
2010	$169,158	$30,736
2010	155,424	23,136
2011	81,745	10,129
2012	32,551	3,343
2013	8,718	680
Thereafter	672	22

	$448,268	$68,046

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of March 31, 2010 and December 31, 2009, the Company maintained total finance receivables which were on a non-accrual basis of $3.4 million and $4.6 million, respectively. As of March 31, 2010 and December 31, 2009, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $3.8 million and $4.5 million, respectively.

NOTE 4 — Allowance for Credit Losses
Net investments in leases and loans are generally charged-off when they are contractually past due for 121 days based on the historical net loss rates realized by the Company.
Activity in this account is as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$12,193	$15,283

Charge-offs	(5,926)	(9,398)
Recoveries	863	676

Net charge-offs	(5,063)	(8,722)

Provision for credit losses	3,123	8,748

Allowance for credit losses, end of period	$10,253	$15,309

NOTE 5 — Other Assets
Other assets are comprised of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Accrued fees receivable	$3,039	$3,189
Deferred transaction costs	2,437	1,893
Prepaid expenses	1,472	1,360
Income taxes receivable	—	5,178
Other	1,342	1,550

	$8,290	$13,170

NOTE 6 — Commitments and Contingencies
The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 7 — Short-term and Long-term Borrowings
Borrowings with an original maturity of less than one year are classified as short-term borrowings. The Company’s revolving and short-term credit facilities (secured bank facility and commercial paper (“CP”) conduit warehouse facility) are classified as short-term borrowings, along with MBB’s federal funds purchased. Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations and long-term loan facility are classified as long-term borrowings.
Scheduled principal and interest payments on outstanding borrowings as of March 31, 2010 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)
Period Ending December 31,
2010	$118,929	$7,659
2011	88,012	5,100
2012	53,830	1,791
2013	7,397	107
2014	265	3
Thereafter	1	—

Total	$268,434	$14,660

(1)	Interest on the variable-rate long-term loan facility is assumed at the March 31, 2010 rate for the remaining term.

On February 12, 2010, the Company completed an $80.7 million term asset-backed securitization, of which it elected to defer the issuance of subordinated notes totaling $12.5 million. The two senior classes of notes issued under the securitization constitute eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”) program. This financing provides the Company with fixed-cost borrowing and is recorded in long-term borrowings in the Consolidated Balance Sheets. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.
NOTE 8 — Deposits
Effective March 12, 2008, the Company opened MBB. MBB currently provides diversification of the Company’s funding sources primarily through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of March 31, 2010, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2010	$24,906
2010	27,700
2011	19,028
2012	10,854
2013	2,448
Thereafter	199

$85,135

All time deposits are in denominations of less than $250,000 and all are fully insured by the FDIC. The weighted average all-in interest rate of deposits outstanding at March 31, 2010 was 3.02%.
NOTE 9 — Derivative Financial Instruments
The Company uses derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The recorded amounts reflect the fair value of the Company’s derivatives as of each reporting date presented, and will not necessarily reflect the value at settlement due to inherent volatility in the financial markets. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to U.S. GAAP.
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

The following tables summarize specific information regarding the active and terminated interest-rate swap agreements described above:
For Active Agreements:

	August,	August,
Inception Date	2007	2006

	October,	October,
Commencement Date	2008	2008
	(Dollars in thousands)
Notional amount:
March 31, 2010	$50,000	$50,000
December 31, 2009	$50,000	$50,000
For active agreements:
Fair value recorded in other assets (liabilities)
March 31, 2010	$(574)	$(634)
December 31, 2009	$(1,145)	$(1,263)
Unrealized gain, net of tax, recorded in equity
March 31, 2010	$—	$—
December 31, 2009	$—	$—
For Terminated Agreements:

					June/
	January,	December,	March,	August,	September,
Inception Date	2008	2007	2008	2006/2007	2005

	October,	October,	October,	October,	September,
Commencement Date	2009	2009	2009	2007	2006

	October,	October,	May,	October,	September,
Termination Date	2009	2009	2009	2007	2006
	(Dollars in thousands)

Notional amount	$25,000	$100,000	$25,000	$300,000	$225,000
Realized gain (loss) at termination	$(1,254)	$(5,287)	$(775)	$(2,683)	$3,732
Deferred gain (loss), net of tax, recorded in equity:
March 31, 2010	$—	$—	$—	$(284)	$42
December 31, 2009	$—	$—	$—	$(357)	$90
Amortization recognized as increase (decrease) in interest expense:
Three months ended March 31, 2010	$—	$—	$—	$121	$(79)
Year ended December 31, 2009	$—	$—	$—	$699	$(514)
Expected amortization during next 12 months as increase (decrease) in interest expense	$—	$—	$—	$316	$(71)

At March 31, 2010, a total of $820,000 of interest-earning cash is assigned as collateral for interest-rate swap agreements.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements and for overall interest-rate risk management. Accordingly, these cap agreements are recorded at fair value in other assets at $40,000 and $119,000 as of March 31, 2010 and December 31, 2009, respectively. The notional amount of interest-rate caps owned as of March 31, 2010 and December 31, 2009 was $108.1 million and $121.4 million, respectively. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.
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

The Company uses derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities using measurements classified as Level 2. Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. These inputs include the forward LIBOR curve on which the variable payments are based and the applicable interest-rate swap market curve. The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.
All of the Company’s assets and liabilities measured at fair value on a recurring basis are computed using fair value measurements classified as Level 2, and include the following as of March 31, 2010:

	Fair Value Measurements Using
	Level 2
	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Interest-rate caps purchased	$40	$119

Liabilities
Interest-rate swaps	1,208	2,408
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
The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$44,334	$44,334	$37,057	$37,057
Restricted interest-earning deposits with banks	65,521	65,521	63,400	63,400
Loans	2,780	2,578	4,026	3,969
Interest-rate caps purchased	40	40	119	119

Liabilities:
Short-term borrowings	—	—	62,541	62,541
Long-term borrowings	268,434	277,710	244,445	244,477
Deposits	85,135	86,620	80,288	81,903
Accounts payable and accrued expenses (1)	15,020	15,020	11,846	11,846
Interest-rate swaps	1,208	1,208	2,408	2,408

(1)	Includes sales and property taxes payable.
The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.
(a) Cash and Cash Equivalents
The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of March 31, 2010 and December 31, 2009, because they bear interest at market rates and have maturities of less than 90 days.
(b) Restricted Interest-earning Deposits with Banks
The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at March 31, 2010 and December 31, 2009.
(c) Loans
The fair values of loans are estimated by discounting contractual cash flows, using interest rates currently being offered by the Company for loans with similar terms and remaining maturities to borrowers with similar credit risk characteristics. Estimates utilized were based on the original credit status of the borrowers combined with the portfolio delinquency statistics.

(d) Short-term and Long-term Borrowings
The fair value of the Company’s debt and secured borrowings was estimated by discounting cash flows at indicative market rates applicable to the Company’s debt and secured borrowings of the same or similar remaining maturities.
(e) Deposits
The fair value of the Company’s deposits was estimated by discounting cash flows at current rates paid by the Company for similar certificates of deposit of the same or similar remaining maturities.
(f) Accounts Payable and Accrued Expenses
The carrying amount of the Company’s accounts payable approximates fair value as of March 31, 2010 and December 31, 2009, because of the relatively short timeframe to realization.
(g) Interest-Rate Swaps and Interest-Rate Caps
Interest-rate swaps and interest-rate caps are measured at fair value on a recurring basis in accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, using the inputs and methods described previously in the Fair Value Measurements section of this Note.
NOTE 11 — Earnings Per Common Share (“EPS”)
Pursuant to the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share using the two-class method.
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
The following table provides net income and shares used in computing basic and diluted earnings per common share:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except
	per-share data)

Net income (loss)	$1,237	$(879)

Weighted average common shares outstanding	11,807,733	11,677,264
Add: Unvested restricted stock awards considered participating securities	970,730	—

Adjusted weighted average common shares used in computing basic EPS	12,778,463	11,677,264
Add: Effect of dilutive stock options	55,180	—

Adjusted weighted average common shares used in computing diluted EPS	12,833,643	11,677,264

Net earnings (loss) per common share:
Basic	$0.10	$(0.08)

Diluted	$0.10	$(0.08)

For the three-month periods ended March 31, 2010 and March 31, 2009, options to purchase 564,780 and 764,202 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.
When computing diluted loss per share, all potential common shares, including stock options and restricted stock, are anti-dilutive to the loss per common share calculation. Therefore, for the three-month period ended March 31, 2009, the effect of 728,170 potential common shares have not been considered for diluted EPS purposes.
NOTE 12 — Comprehensive Income (Loss)
The following table details the components of comprehensive income (loss):

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net income (loss), as reported	$1,237	$(879)

Other comprehensive income:
Change in fair value of derivatives	—	—
Amortization of net deferred losses (gains) on cash flow hedge derivatives	42	19
Tax effect	(17)	(8)

Total other comprehensive income	25	11

Comprehensive income (loss)	$1,262	$(868)

NOTE 13 — Stockholders’ Equity
Stockholders’ Equity
On November 2, 2007, the Board of Directors (the “Board”) approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.
The Company did not purchase any shares of its common stock on the open market during the three-month periods ended March 31, 2010 or March 31, 2009. At March 31, 2010, the Company had $10.7 million remaining in its stock repurchase plan authorized by the Board.
In addition to the potential repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 54,600 shares repurchased to cover income taxes during the three-month period ended March 31, 2010, at an average cost of $8.88. There were 5,882 shares repurchased to cover income taxes during the three-month period ended March 31, 2009, at an average cost of $3.90.
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
MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company will provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at March 31, 2010 was $17.1 million, which met all capital requirements to which MBB is subject and qualified for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At March 31, 2010, Marlin Business Services Corp. also exceeded its regulatory capital requirements and is considered “well-capitalized” as defined by federal banking regulations. MBB is designated a Risk Category I institution for purposes of the risk-based assessment for FDIC deposit insurance. Risk Category I institutions pay the lowest tier of premiums for their deposit insurance.
The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at March 31, 2010.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	27.69%	$150,761	4%	$21,780	5%		$27,225
Marlin Business Bank	16.41%	$17,077	5%	$5,205	5%		$5,205
Tier 1 Risk-based Capital
Marlin Business Services Corp.	33.35%	$150,761	4%	$18,083	6%		$27,125
Marlin Business Bank	16.77%	$17,077	6%	$6,108	6%		$6,108
Total Risk-based Capital
Marlin Business Services Corp.	34.61%	$156,469	8%	$36,166	10%		$45,208
Marlin Business Bank	17.81%	$18,128	15%	$15,270	10	%(1)	$10,180

(1)	MBB is required to maintain “well-capitalized” status. In addition, MBB must maintain a total risk-based capital ratio greater than 15%.
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
Pursuant to the Order, MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at March 31, 2010 was $17.1 million, which qualifies for “well capitalized” status.
Dividends. The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. Pursuant to the Order, MBB is not permitted to pay dividends during the first three years of operations without the prior written approval of the FDIC and the State of Utah.
NOTE 14 — Stock-Based Compensation
Under the terms of the 2003 Plan, employees, certain consultants and advisors, and non-employee members of the Board have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 3,300,000. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 461,646 shares available for future grants under the 2003 Plan as of March 31, 2010.
Total stock-based compensation expense was $1.3 million and $402,000 for the three-month periods ended March 31, 2010 and March 31, 2009, respectively. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $56,000 for the three-month period ended March 31, 2010. There were no excess tax benefits from stock-based payment arrangements for the three-month period ended March 31, 2009.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.

Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of March 31, 2010. There were no revisions to performance assumptions during the three-month periods ended March 31, 2010 and March 31, 2009.
The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
There were no stock options granted during the three-month period ended March 31, 2010. A summary of option activity for the three months ended March 31, 2010 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share
Outstanding, December 31, 2009	778,161	$12.20
Granted	—	—
Exercised	(28,503)	3.99
Forfeited	(30,982)	21.60
Expired	—	—

Outstanding, March 31, 2010	718,676	$12.12

During the three-month periods ended March 31, 2010 and March 31, 2009, the Company recognized total compensation expense related to options of $74,000 and $101,000, respectively.
The total pretax intrinsic value of stock options exercised was $141,000 for the three-month period ended March 31, 2010. The related tax benefits realized from the exercise of stock options for the three-month period ended March 31, 2010 was $56,000. There were no stock options exercised for the three-month period ended March 31, 2009.
The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2010:

	Options Outstanding				Options Exercisable
		Weighted		Aggregate				Aggregate
		Average	Weighted	Intrinsic		Weighted	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value	Number	Average Remaining	Average	Value
Exercise Prices	Outstanding	Life (Years)	Exercise Price	(In thousands)	Exercisable	Life (Years)	Exercise Price	(In thousands)
$3.39	85,925	2.0	$3.39	$581	85,925	2.0	$3.39	$581
$5.01	5,050	0.3	5.01	26	5,050	0.3	5.01	26
$7.17 – 10.18	356,839	4.1	9.43	260	178,602	3.0	9.60	102
$14.00 – 16.01	63,484	3.9	14.63	—	57,235	3.8	14.57	—
$17.52 – 22.23	207,378	3.3	19.76	—	159,166	3.1	19.45	—

	718,676	3.6	12.12	$867	485,978	2.9	12.27	$709

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.15 as of March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.
As of March 31, 2010, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $245,000 and the weighted average period over which these awards are expected to be recognized was 1.2 years, based on the most probable performance assumptions as of March 31, 2010. In the event maximum performance targets are achieved, an additional $731,000 of compensation cost would be recognized over a weighted average period of 1.5 years.
At the October 28, 2009 annual stockholders’ meeting, the shareholders voted to approve an amendment to the 2003 Plan to allow a one-time stock option exchange program for the Company’s employees, to commence within six months following the annual meeting. The exchange program tender offer was issued on April 23, 2010. To the extent employees elect to participate in the exchange, the program will allow us to cancel certain underwater stock options currently held by our employees in exchange for the grant of a lesser amount of stock options with lower exercise prices and a new vesting schedule and term. Each replacement option will have an exercise price per share equal to the closing price of our common stock on the date of grant, and will have a new seven-year term. The exchange offer is scheduled to expire on May 21, 2010, unless the offer is extended.

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
Of the total restricted stock awards granted during the three-month period ended March 31, 2010, 19,582 shares may be subject to accelerated vesting based on performance factors; no shares have vesting contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of March 31, 2010. There were no revisions to performance assumptions for the three-month periods ended March 31, 2010 and March 31, 2009, although vesting was accelerated on certain awards based on an annual evaluation of the achievement of performance criteria, as described below.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.
The following table summarizes the activity of the non-vested restricted stock during the three months ended March 31, 2010:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2009	1,023,403	$7.74
Granted	59,540	9.52
Vested	(164,036)	7.11
Forfeited	(850)	6.20

Outstanding at March 31, 2010	918,057	$7.97

During the three-month periods ended March 31, 2010 and March 31, 2009, the Company granted restricted stock awards with grant date fair values totaling $567,000 and $2.1 million, respectively.
As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $1.3 million and $301,000 of compensation expense related to restricted stock for the three-month periods ended March 31, 2010 and March 31, 2009, respectively. Of the $1.3 million total compensation expense related to restricted stock for the three-month period ended March 31, 2010, approximately $866,000 related to the acceleration of vesting based on an annual evaluation of the achievement of certain performance criteria.
As of March 31, 2010, there was $4.9 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.2 years, based on the most probable performance assumptions as of March 31, 2010. In the event performance targets are achieved, $1.8 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.4 years, and an additional $231,000 of compensation cost would be recognized over a weighted average period of 0.7 years. In addition, certain of the awards granted during 2009 may result in the issuance of 141,935 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.
The fair value of shares that vested during the three-month periods ended March 31, 2010 and March 31, 2009 was $1.5 million and $61,000, respectively.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.
FORWARD-LOOKING STATEMENTS
Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges; (e) our understanding of our competition; and (f) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some beyond the Company’s control, including, without limitation:
•	availability, terms and deployment of funding and capital;

•	general volatility of the securitization and capital markets;

•	changes in our industry, interest rates or the general economy; resulting in changes to our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in our Form 10-K for the year ended December 31, 2009 filed with the SEC.
Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.
Overview
We are a nationwide provider of equipment financing solutions, primarily to small businesses. We finance over 100 categories of commercial equipment important to our end user customers including copiers, certain commercial and industrial equipment, security systems, computers and telecommunications equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a much lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2010, our lease portfolio consisted of approximately 83,000 accounts with an average original term of 50 months and average original transaction size of approximately $11,300.
Since our founding in 1997, we have grown to $534.5 million in total assets at March 31, 2010. Our assets are substantially comprised of our net investment in leases and loans which totaled $408.2 million at March 31, 2010.
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
We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers that we conduct business with depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	Three Months
	Ended
	March 31,	As of or For the Year Ended December 31,
	2010	2009	2008	2007	2006	2005
Number of sales account executives	53	38	86	118	100	103
Number of originating sources(1)	484	465	1,014	1,246	1,295	1,295

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended March 31, 2010, our annualized net credit losses were 4.70% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio.
Our leases are classified under generally accepted accounting principles in the United States of America (“U.S. GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 70% of our lease portfolio at March 31, 2010 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity securities. Our variable-rate borrowing currently consists of a long-term loan facility. We have traditionally issued fixed-rate term debt through the asset-backed securitization market. Historically, leases have been funded through variable-rate warehouse facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of March 31, 2010, $249.1 million, or 92.8%, of our borrowings were fixed-rate term note securitizations.
In addition, since its opening on March 12, 2008, MBB provides diversification of the Company’s funding sources through the issuance of FDIC-insured certificates of deposit raised nationally primarily through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of March 31, 2010, total deposits were $85.1 million.
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

Insurance income is recognized on an accrual basis as earned over the term of the lease. Generally, insurance payments that are 120 days or more past due are charged against income. Ceding commissions, losses and loss adjustment expenses are recorded in the period incurred and netted against insurance income.
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
Securitizations. From inception to March 31, 2010, we have completed ten term note securitizations of which six have been repaid. In connection with each transaction, we established a bankruptcy remote SPE and issued term debt to institutional investors. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.
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
At March 31, 2010, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended March 31, 2010 and 2009
Net income. Net income of $1.2 million was reported for the three-month period ended March 31, 2010, resulting in diluted earnings per share of $0.10. This net income includes an after-tax charge of approximately $57,000 due to the net loss on derivatives. The net loss of $879,000 for the three-month period ended March 31, 2009 reflects an after-tax charge of approximately $791,000 due to the loss on derivatives. Excluding the impact of these after-tax charges on both periods, net income would have been $1.3 million for the three-month period ended March 31, 2010, compared to a net loss of $88,000 for the three-month period ended March 31, 2009. Diluted earnings per share excluding these after-tax charges would have been $0.10 for the three-month period ended March 31, 2010, compared to a diluted loss per share of $0.01 for the three-month period ended March 31, 2009. The exclusion of the losses on derivatives removes the volatility resulting from derivatives activities subsequent to discontinuing hedge accounting in July 2008.
Excluding the after-tax losses on derivatives identified above, returns on average assets were 0.95% for the three-month period ended March 31, 2010, compared to a net loss of 0.05% for the three-month period ended March 31, 2009. On the same basis, returns on average equity were 3.47% for the three-month period ended March 31, 2010, compared to a net loss of 0.24% for the three-month period ended March 31, 2009.
The provision for credit losses decreased $5.6 million, or 64.4%, to $3.1 million for the three-month period ended March 31, 2010 from $8.7 million for the same period in 2009, primarily due to a reduced portfolio size, lower charge-offs and improved delinquencies. During the three months ended March 31, 2010, net interest and fee income decreased $4.3 million, or 26.4%, primarily due to a 33.2% decrease in average total finance receivables. The decrease in income was partially mitigated by reductions in other expenses, which decreased $1.2 million, or 12.8%, for the three-month period ended March 31, 2010, compared to the same period in 2009.
During the three months ended March 31, 2010, we generated 2,476 new leases with a cost of $23.6 million compared to 3,811 new leases with a cost of $36.3 million generated for the three months ended March 31, 2009. Much of the change in volume is the result of reductions in sales staffing levels, which were 86 at December 31, 2008, 58 at March 31, 2009, 38 at December 31, 2009 and 53 at March 31, 2010. The reductions in staffing resulted from our decision to proactively lower approval rates and volumes during 2009, in response to economic conditions. Part of the impact of lower average staffing levels during the three months ended March 31, 2010 was offset by a return to higher approval rates, which rose from 41% for the quarter ended March 31, 2009 to 46% for the quarter ended March 31, 2010 due to the improved credit quality of the applications received.
Overall, our average net investment in total finance receivables for the three-month period ended March 31, 2010 decreased 33.2% to $431.2 million compared to $645.6 million for the three-month period ended March 31, 2009.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense, and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2010 and March 31, 2009.

	Three Months Ended March 31,
	2010			2009
	(Dollars in thousands)
	Average(1)		Average	Average(1)		Average
	Balance	Interest	Yields/Rates(2)	Balance	Interest	Yields/Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$35,278	$4	0.04%	$36,858	$58	0.62%
Restricted interest-earning deposits with banks	63,047	12	0.08	48,871	141	1.16
Net investment in leases(3)	427,416	12,696	11.88	634,314	18,540	11.69
Loans receivable(3)	3,759	117	12.45	11,256	333	11.84

Total interest-earning assets	529,500	12,829	9.69	731,299	19,072	10.43

Non-interest-earning assets:
Cash and due from banks	1,836			1,650
Property and equipment, net	2,363			2,954
Property tax receivables	1,481			2,553
Other assets(4)	6,615			12,218

Total non-interest-earning assets	12,295			19,375

Total assets	$541,795			$750,674

Interest-bearing liabilities:
Short-term borrowings(5)	$28,854	$325	4.51%	$107,969	$1,165	4.32%
Long-term borrowings(5)	255,611	3,705	5.80	392,441	6,019	6.13
Deposits	81,363	628	3.09	67,239	648	3.86

Total interest-bearing liabilities	365,828	4,658	5.09	567,649	7,832	5.52

Non-interest-bearing liabilities:
Fair value of derivatives	1,796			10,984
Sales and property taxes payable	3,769			5,497
Accounts payable and accrued expenses	5,120			3,655
Net deferred income tax liability	15,950			15,696

Total non-interest-bearing liabilities	26,635			35,832

Total liabilities	392,463			603,481

Stockholders’ equity	149,332			147,193

Total liabilities and stockholders’ equity	$541,795			$750,674

Net interest income		$8,171			$11,240
Interest rate spread(6)			4.60%			4.91%
Net interest margin(7)			6.17%			6.15%
Ratio of average interest-earning assets to average interest-bearing liabilities			144.74%			128.83%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(4)	Includes operating leases.

(5) Includes effect of transaction costs.

(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended March 31, 2010 Compared To
	Three Months Ended March 31, 2009
	Increase (Decrease) Due To:
	(Dollars in thousands)
	Volume(1)	Rate(1)	Total
Interest income:
Interest-earning deposits with banks	$(2)	$(52)	$(54)
Restricted interest-earning deposits with banks	32	(161)	(129)
Net investment in leases	(6,141)	297	(5,844)
Loans receivable	(232)	16	(216)
Total interest income	(4,966)	(1,277)	(6,243)

Interest expense:
Short-term borrowings	(889)	49	(840)
Long-term borrowings	(1,999)	(315)	(2,314)
Deposits	122	(142)	(20)
Total interest expense	(2,608)	(566)	(3,174)

Net interest income	(3,113)	44	(3,069)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the three-month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Interest income	$12,829	$19,072
Fee income	3,816	5,034

Interest and fee income	16,645	24,106
Interest expense	4,658	7,832

Net interest and fee income	$11,987	$16,274

Average total finance receivables (1)	$431,176	$645,570

Percent of average total finance receivables:
Interest income	11.90%	11.82%
Fee income	3.54	3.12

Interest and fee income	15.44	14.94
Interest expense	4.32	4.86

Net interest and fee margin	11.12%	10.08%

(1)
Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $4.3 million, or 26.4%, to $12.0 million for the three months ended March 31, 2010 from $16.3 million for the three months ended March 31, 2009. The annualized net interest and fee margin increased 104 basis points to 11.12% in the three-month period ended March 31, 2010 from 10.08% for the same period in 2009.

Interest income, net of amortized initial direct costs and fees, decreased $6.3 million, or 33.0%, to $12.8 million for the three-month period ended March 31, 2010 from $19.1 million for the three-month period ended March 31, 2009. The decrease in interest income was due principally to a 33.2% decrease in average total finance receivables, which decreased $214.4 million to $431.2 million at March 31, 2010 from $645.6 million at March 31, 2009, partially offset by an 8 basis point increase in average yield. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. The increase in average yield is primarily due to improved yields achieved on the origination of new leases. The weighted average implicit interest rate on new finance receivables originated increased 92 basis points to 15.32% for the three-month period ended March 31, 2010 compared to 14.40% for the three-month period ended March 31, 2009.
Fee income decreased $1.2 million, or 24.0%, to $3.8 million for the three-month period ended March 31, 2010 from $5.0 million for the three-month period ended March 31, 2009. Fee income included approximately $1.3 million of net residual income for the three-month period ended March 31, 2010 compared to $1.4 million for the three-month period ended March 31, 2009. Fee income also included approximately $2.2 million in late fee income for the three-month period ended March 31, 2010; a decline of 33.3% compared to $3.3 million for the three-month period ended March 31, 2009. The decrease in late fee income was primarily due to the decrease in average total finance receivables.
Fee income, as an annualized percentage of average total finance receivables, increased 42 basis points to 3.54% for the three-month period ended March 31, 2010 from 3.12% for the same period in 2009. Late fees remained the largest component of fee income at 2.04% as a percentage of average total finance receivables for the three-month period ended March 31, 2010 compared to 2.06% for the three-month period ended March 31, 2009. As a percentage of average total finance receivables, net residual income was 1.23% as a percentage of average total finance receivables for the three-month period ended March 31, 2010 compared to 0.89% for the three-month period ended March 31, 2009.
Interest expense decreased $3.1 million to $4.7 million for the three-month period ended March 31, 2010 from $7.8 million for the three-month period ended March 31, 2009. The decrease was primarily due to lower average total finance receivables in combination with lower rates paid in each category. Interest expense, as an annualized percentage of average total finance receivables, decreased 54 basis points to 4.32% for the three-month period ended March 31, 2010, from 4.86% for the same period in 2009.
The interest cost, excluding transaction costs, on short-term and long-term borrowings as an annualized percentage of weighted average borrowings was 5.11% for the quarter ended March 31, 2010 compared to 5.74% for the same period in 2009. The lower cost reflects the decreased cost of the term securitizations and variable-rate facilities. The average balance for our warehouse facilities was $48.1 million for the three months ended March 31, 2010 compared to $108.0 million for the three months ended March 31, 2009. Interest expense, excluding transaction costs, for our warehouse facilities was 4.15% for the quarter ended March 31, 2010, compared to 4.32% for the same period in 2009.
Interest costs on our term securitization borrowings issued in August 2005, September 2006 and October 2007 have progressively increased due to the generally rising interest rate environment throughout those periods. The coupon rate on the October 2007 securitization also reflects higher credit spreads due to general tightening of credit caused by stress and volatility in the financial markets. Our term securitizations also include multiple classes of fixed-rate notes with the shorter term, lower coupon classes amortizing (maturing) faster then the longer term higher coupon classes. This causes the blended interest expenses related to these borrowings to change and generally increase over the terms of the borrowings. For the three months ended March 31, 2010, average term securitization borrowings outstanding were $236.4 million at a weighted average coupon of 5.30% compared to $392.4 million at a weighted average coupon of 5.87% for the same period in 2009.
The opening of our wholly-owned subsidiary, Marlin Business Bank, on March 12, 2008 provides an additional funding source. Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $628,000, or 3.09% as a percentage of weighted average deposits, for the three-month period ended March 31, 2010. The average balance of deposits was $81.4 million for the three-month period ended March 31, 2010. Interest expense on deposits was $648,000, or 3.86% as a percentage of weighted average deposits, for the three-month period ended March 31, 2009. The average balance of deposits was $67.2 million for the three-month period ended March 31, 2009.
Insurance income. Insurance income decreased $385,000 to $1.2 million for the three-month period ended March 31, 2010 from $1.5 million for the three-month period ended March 31, 2009, primarily due to lower billings from lower total finance receivables.

Other income. Other income decreased $119,000 to $288,000 for the three-month period ended March 31, 2010 from $407,000 for the three-month period ended March 31, 2009, primarily due to the impact of lower transaction volumes.
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
For the three months ended March 31, 2010, the loss on derivatives was $94,000, compared to a loss of $1.3 million for the three months ended March 31, 2009. These losses are based on the value of the derivative contracts at the end of each period in a volatile market that is changing daily, and will not necessarily reflect the value at settlement.
Salaries and benefits expense. Salaries and benefits expense decreased $0.8 million, or 13.6%, to $5.1 million for the three months ended March 31, 2010 from $5.9 million for the same period in 2009, primarily due to reduced headcount levels. Salaries and benefits expense, as a percentage of average total finance receivables, was 4.75% for the three-month period ended March 31, 2010 compared with 3.65% for the same period in 2009. Total personnel decreased to 196 at March 31, 2010 from 230 at March 31, 2009.
General and administrative expense. General and administrative expense decreased $353,000, or 11.8%, to $3.0 million for the three months ended March 31, 2010 from $3.4 million for the same period in 2009. General and administrative expense as an annualized percentage of average total finance receivables was 2.83% for the three-month period ended March 31, 2010, compared to 2.11% for the three-month period ended March 31, 2009. Selected major components of general and administrative expense for the three-month period ended March 31, 2010 included $742,000 of premises and occupancy expense, $299,000 of audit and tax expense, $232,000 of data processing expense and $88,000 of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended March 31, 2009 included $786,000 of premises and occupancy expense, $298,000 of audit and tax expense, $221,000 of data processing expense and $68,000 of marketing expense.
Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs decreased $108,000 to $147,000 for the three-month period ended March 31, 2010 compared to $255,000 for the same period in 2009, primarily due to decreased bank commitment fees as a result of reduced unused borrowing capacity.
Provision for credit losses. The provision for credit losses decreased $5.6 million, or 64.4%, to $3.1 million for the three-month period ended March 31, 2010 from $8.7 million for the same period in 2009. The decrease in the provision for credit losses was primarily the result of a lower allowance for credit losses due to a reduced portfolio size, lower charge-offs and improved delinquencies. Net charge-offs were $5.1 million for the three-month period ended March 31, 2010, compared to $8.7 million for the same period in 2009. Net charge-offs as a percentage of average total finance receivables decreased to 4.70% during the three-month period ended March 31, 2010, from 5.40% for the same period in 2009. The allowance for credit losses decreased to approximately $10.3 million at March 31, 2010, a decrease of $1.9 million from $12.2 million at December 31, 2009.
Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”
Provision for income taxes. Income tax expense of $662,000 was recorded for the three-month period ended March 31, 2010, compared to a benefit of $491,000 for the same period in 2009. The change is attributable to the change in pretax income recorded for the three-month period ended March 31, 2010. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 34.9% for the three-month period ended March 31, 2010, compared to 35.8% for the three-month period ended March 31, 2009.

FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans declined $40.4 million, or 9.0%, to $408.2 million at March 31, 2010, from $448.6 million at December 31, 2009. The Company continues to respond to current economic conditions with restrictive credit standards. The Company’s leases are generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”
The chart below provides our asset quality statistics for the three-month periods ended March 31, 2010 and 2009, and the year ended December 31, 2009:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$12,193	$15,283	$15,283

Charge-offs	(5,926)	(9,398)	(33,575)
Recoveries	863	676	3,296

Net charge-offs	(5,063)	(8,722)	(30,279)

Provision for credit losses	3,123	8,748	27,189

Allowance for credit losses, end of period(1)	$10,253	$15,309	$12,193

Annualized net charge-offs to average total finance receivables (2)	4.70%	5.40%	5.42%

Allowance for credit losses to total finance receivables, end of period (2)	2.50%	2.47%	2.71%

Average total finance receivables (2)	$431,176	$645,570	$558,311
Total finance receivables, end of period (2)	$409,637	$618,988	$450,595

Delinquencies greater than 60 days past due	$6,288	$16,824	$8,334
Delinquencies greater than 60 days past due (3)	1.39%	2.38%	1.67%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	163.06%	91.00%	146.30%

Non-accrual leases and loans, end of period	$3,399	$8,263	$4,557
Renegotiated leases and loans, end of period	$3,790	$7,751	$4,521
Accruing leases and loans past due 90 days or more	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$42	$114	$493
Interest income excluded on non-accrual leases and loans(5)	$40	$199	$103

(1)	The allowance for credit losses allocated to loans at March 31, 2010, March 31, 2009 and December 31, 2009, was $270,000, $909,000 and $399,000, respectively.

(2)
Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.

(3)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans.

(4)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.

(5)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.
Net investments in finance receivables are charged-off when they are contractually past due for 121 days and are reported net of recoveries. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

Net charge-offs for the three months ended March 31, 2010 were $5.1 million, or 4.70% of average total finance receivables, compared to $5.8 million, or 4.89% of average total finance receivables, for the three months ended December 31, 2009. Net charge-offs for the three months ended March 31, 2009 were $8.7 million, or 5.40% of average total finance receivables. Approximately 72% of the $3.6 million decrease from the first quarter of 2009 was related to the impact on the calculation of the decrease in average total finance receivables, and approximately 28% of the decrease was due to a lower charge-off rate as a percentage of average total finance receivables. The decrease in net charge-offs during the first three months of 2010 compared to recent prior periods is primarily due to improving delinquency migrations and lower portfolio balances.
Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 1.39% at March 31, 2010, 1.67% at December 31, 2009 and 1.59% at December 31, 2008. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.
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
RESIDUAL PERFORMANCE
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. Based on the minimum lease payments receivable as of March 31, 2010, approximately 70% of our leases were one dollar purchase option leases, 27% were fair market value leases and 3% were fixed purchase option leases, the latter of which typically are 10% of the original equipment cost. As of March 31, 2010, there were $42.0 million of residual assets retained on our Consolidated Balance Sheet, of which $33.7 million, or 80.3%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of March 31, 2010 and December 31, 2009, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.
Fee income included approximately $1.3 million and $1.4 million of net residual income for the three-month periods ended March 31, 2010 and March 31, 2009, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.9 million and $1.8 million for the three-month periods ended March 31, 2010 and March 31, 2009. For the three months ended March 31, 2010, net losses on residual values disposed at end of term totaled $596,000 compared to net losses of $333,000 for the three months ended March 31, 2009. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the term.
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
We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third-party financing to fund our operations:
•	borrowings under a revolving, short-term or long-term bank facility;

•	financing of leases and loans in various warehouse facilities;

•	financing of leases through term note securitizations; and

•	FDIC-insured certificates of deposit issued by our wholly-owned subsidiary, Marlin Business Bank (MBB).
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base. From its opening to March 31, 2010, MBB has funded $145.9 million of leases and loans through its initial capitalization of $12 million and its issuance of $124.1 million in FDIC insured deposits at an average borrowing rate of 3.53%.

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
Our strategy has generally included funding new originations, other than those originated by MBB, in the short-term with cash from operations or through borrowings under various warehouse facilities. Historically, we have executed a term note securitization approximately once a year to refinance and relieve the warehouse facilities. Due to the impact on borrowing costs from unfavorable market conditions and the available capacity in our warehouse facilities at that time, the Company elected not to complete fixed-rate term note securitizations in 2008 or 2009.
On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75,000,000, three-year committed loan facility (“long-term loan facility”) with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is October 9, 2012.
On February 12, 2010 we completed an $80.7 million TALF eligible term asset-backed securitization, of which it elected to defer the issuance of subordinated notes totaling $12.5 million. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and will be recorded in long-term borrowings in the Consolidated Balance Sheets.
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
At March 31, 2010 we have approximately $56.9 million of available borrowing capacity through these facilities in addition to available cash and cash equivalents of $44.3 million. Our debt to equity ratio was 2.35 to 1 at March 31, 2010 and 2.61 to 1 at December 31, 2009.
Net cash provided by investing activities was $33.1 million for the three-month period ended March 31, 2010, compared to net cash provided by investing activities of $31.4 million for the three-month period ended March 31, 2009. Investing activities primarily relate to lease payment activity.
Net cash used in financing activities was $35.0 million for the three-month period ended March 31, 2010, compared to net cash used in financing activities of $32.7 million for the three-month period ended March 31, 2009. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $9.2 million for the three-month period ended March 31, 2010, compared to net cash provided by operating activities of $11.5 million for the three-month period ended March 31, 2009.
We expect cash from operations, additional borrowings on existing and future credit facilities, funds from certificates of deposit through brokers and other financial institutions, and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Total Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We primarily fund our originations and growth using advances under our long-term bank facility and certificates of deposit issued through MBB. Total cash and cash equivalents available as of March 31, 2010 totaled $44.3 million compared to $37.1 million at December 31, 2009.

Restricted Interest-earning Deposits with Banks. As of March 31, 2010, we also had $65.5 million of cash that was classified as restricted interest-earning deposits with banks, compared to $63.4 million at December 31, 2009. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities.
Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $268.4 million at March 31, 2010 and $307.0 million at December 31, 2009. Borrowings outstanding under the Company’s revolving or short-term credit facilities and long-term debt consist of the following:

	For the Three Months Ended March 31, 2010
		Maximum			As of March 31, 2010
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$1,200	$—	$—	—%	$—	—%	$1,200
CP conduit warehouse facility(2)	—	59,692	28,854	3.26%	—	—	—
Term note securitizations(3)	—	265,883	236,383	5.30%	249,117	4.94%	—
Long-term loan facility	75,000	20,413	19,228	5.50%	19,317	5.50%	55,683

	$76,200		$284,465	5.11%	$268,434	4.98%	$56,883

(1)
Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2010, MBB had $8.4 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

(2)	Converted from a revolving facility to an amortizing facility in March, 2009, and was fully repaid in February, 2010.

(3)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Federal Funds Line of Credit with Correspondent Bank
MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $1.2 million.
Federal Reserve Discount Window (“Federal Reserve Advances”)
In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2010, MBB had $8.4 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.
CP Conduit Warehouse Facility
We had a CP conduit warehouse facility that, until amended in March 31, 2009, allowed us to borrow, repay and re-borrow based on a borrowing base formula. The amendment (1) extended the termination date to March 30, 2010, (2) converted the facility from a revolving facility to an amortizing facility, and (3) revised the interest rate margin and fees. The CP conduit warehouse facility was repaid in full with the proceeds of the February 12, 2010 term securitization. There is no additional borrowing capacity under this facility.
Term Note Securitizations
On February 12, 2010 we completed an $80.7 million TALF eligible term asset-backed securitization, of which it elected to defer the issuance of subordinated notes totaling $12.5 million. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and will be recorded in long-term borrowings in the Consolidated Balance Sheets.

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
Since our founding through March 31, 2010, we have completed ten on-balance-sheet term note securitizations of which four remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned, special purpose bankruptcy remote subsidiaries (“SPEs”) and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At March 31, 2010 and at December 31, 2009, outstanding term securitizations amounted to $249.1 million and $226.7 million, respectively.
Long-term Loan Facility
On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75,000,000, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from the Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used as a warehouse facility to fund lease originations. The maturity date of the facility is October 9, 2012. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.
Financial Covenants
Our secured borrowing arrangements contain numerous covenants, restrictions and default provisions that we must comply with in order to obtain funding through the facilities and to avoid an event of default. A change in the Chief Executive Officer or Chief Operating Officer is an event of default under our long-term loan facility, unless we hire a replacement acceptable to our lenders within 120 days. Such an event is also an immediate event of service termination under the term note securitizations.
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
Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2009 include:

	Actual(1)	Requirement
Tangible net worth minimum	$150.5 million	$81.4 million
Debt-to-equity ratio maximum	2.5 to 1	10.0 to 1
Maximum servicer senior leverage ratio	2.01 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	1.71 to 1	1.50 to 1
Maximum portfolio delinquency ratio	1.37%	3.50%
Maximum charge-off ratio	5.69%	7.0%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

As of March 31, 2010, the Company was in compliance with terms of the long-term loan facility and the term note securitization agreements.
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
At March 31, 2010, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 16.41%, 16.77% and 17.81%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively. At March 31, 2010, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 27.69%, 33.35% and 34.61%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the Order issued by the FDIC on March 20, 2007 (the “Order”), MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at March 31, 2010 was $17.1 million, which qualifies for “well capitalized” status. On January 20, 2009, we submitted a request to modify the Order issued when MBB became an industrial bank to eliminate certain inconsistencies between the Order and the FRB Approval of MBB as a commercial bank. Until we receive the FDIC’s response to our submission, MBB will continue to operate in accordance with its original de novo three-year business plan, which assumed total assets of up to $128 million by March 2011 (the end of the thee-year de novo period.)
Information on Stock Repurchases
Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.
Contractual Obligations (excluding Deposits)
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of March 31, 2010 were as follows:

	Contractual Obligations as of March 31, 2010
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2010	$118,929	$7,659	$8	$1,153	$26	$127,775
2011	88,012	5,100	8	1,431	35	94,586
2012	53,830	1,791	4	1,460	18	57,103
2013	7,397	107	4	624	—	8,132
2014	265	3	3	—	—	271
Thereafter	1	—	—	—	—	1

Total	$268,434	$14,660	$27	4,668	$79	$287,868

(1)	Interest on the long-term loan facility is assumed at the March 31, 2010 rate for the remaining term.
MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 7.1% to 26.6%, and averaged 21.3%. Our highest exposure to variable-rate borrowings generally occurs just prior to the issuance of a term note securitization. At March 31, 2010, $19.3 million, or 7.2%, of our borrowings were variable-rate borrowings.
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
For the forecasted transactions that were probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of June 30, 2008 would have been reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. At the time that any related forecasted borrowing was no longer probable of occurring, the related gain or loss in accumulated other comprehensive income became immediately recognized in earnings.
The tables in Note 9 of the Company’s Unaudited Condensed Consolidated Financial Statements summarize specific information regarding the active and terminated interest-rate swap agreements described above.
The fair value of derivatives at March 31, 2010 represents their value at that specific point in time, and will not necessarily reflect the value at settlement due to inherent volatility in the financial markets. At December 31, 2009, a total of $820,000 of interest-earning cash is assigned as collateral for interest-rate swap agreements. There were no cash payments related to the termination of derivative contracts for the three-month periods ended March 31, 2010 and March 31, 2009. Cash payments pursuant to the terms of active derivative contracts totaled $1.2 million and $700,000 for the three-month periods ended March 31, 2010 and March 31, 2009, respectively.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements and for overall interest-rate risk management. Accordingly, these interest-rate cap agreements are recorded at fair value in other assets at $40,000 and $119,000 as of March 31, 2010 and December 31, 2009, respectively. The notional amount of interest-rate caps owned as of March 31, 2010 and December 31, 2009 was $108.1 million and $121.4 million, respectively. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.
The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of March 31, 2010.

	Scheduled Maturities by Calendar Year
						Total
					2014 &	Carrying
	2010	2011	2012	2013	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$118,929	$88,012	$34,513	$7,397	$266	$249,117
Average fixed rate	5.39%	6.25%	6.69%	4.63%	5.49%	5.85%
Variable-rate debt	$—	$—	$19,317	$—	$—	$19,317
Average variable rate	—	—	5.50%	—	—	5.50%

Our earnings are sensitive to fluctuations in interest rates. The long-term loan facility charges a variable rate of interest based on the London Interbank Offered Rate (“LIBOR”). Because our assets are predominately fixed-rate, increases in this market interest rate would negatively impact earnings and decreases in the rate would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing under our new leases or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.
For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended March 31, 2010 would have been to reduce net interest and fee income by approximately $827,000 based on our average variable-rate borrowings of approximately $82.7 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. The impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our interest-rate swap agreements are indexed would have resulted in an estimated change in fair value of approximately $58,000 at March 31, 2010, which would have been reflected as a reduction in the loss on derivatives in the consolidated statements of operations.
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
The new guidance for the accounting for securitizations was effective for the Company on January 1, 2010. The adoption of the new requirements did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information on Stock Repurchases
On November 2, 2007, the Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.
There were no shares of common stock repurchased by the Company pursuant to the above plan during the first quarter of 2010. As of March 31, 2010, the maximum approximate dollar value of shares that may yet be purchased under the stock repurchase plan is $10.7 million.
In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan, participants may have shares withheld to cover income taxes. There were 54,600 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the first quarter of 2010, at an average cost of $8.88 per share.
At the October 28, 2009 annual stockholders’ meeting, the shareholders voted to approve an amendment to the 2003 Plan to allow a one-time stock option exchange program for the Company’s employees, to commence within six months following the annual meeting. The exchange program tender offer was issued on April 23, 2010. To the extent employees elect to participate in the exchange, the program will allow us to cancel certain underwater stock options currently held by our employees in exchange for the grant of a lesser amount of stock options with lower exercise prices and a new vesting schedule and term. Each replacement option will have an exercise price per share equal to the closing price of our common stock on the date of grant, and will have a new seven-year term. The exchange offer is scheduled to expire on May 21, 2010, unless the offer is extended.
Exchange ratios were designed to result in a fair value, for accounting purposes, of the replacement options that will be approximately equal to the fair value of the eligible options that are surrendered in the exchange (based on valuation assumptions made when the offer to exchange commences). Therefore, we do not expect to recognize significant incremental compensation expense as a result of the exchange program.
Item 3. Defaults Upon Senior Securities
None.

Item 4. [Removed and Reserved.]
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1†	Compensation Policy for Non-Employee Independent Directors. (Filed herewith)
31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
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
Date: May 7, 2010