Form 10-Q
period 2010-06-30
MARLIN BUSINESS SERVICES CORP
filed 2010-08-06
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
At July 30, 2010, 12,874,213 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2010

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
	(Dollars in thousands, except per- share data)

ASSETS
Cash and due from banks	$991	$1,372
Interest-earning deposits with banks	34,187	35,685

Total cash and cash equivalents	35,178	37,057
Restricted interest-earning deposits with banks (includes $64.4 million and $57.1 million, respectively, related to consolidated variable interest entities (“VIEs”))	66,546	63,400
Securities available for sale (amortized cost of $1.5 million)	1,533	—
Net investment in leases and loans (includes $228.4 million and $238.0 million, respectively, related to consolidated VIEs)	380,660	448,610
Property and equipment, net	2,228	2,431
Property tax receivables	1,127	1,135
Other assets	7,723	13,170

Total assets	$494,995	$565,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$—	$62,541
Long-term borrowings (includes $202.9 million and $226.7 million, respectively, related to consolidated VIEs)	218,987	244,445
Deposits	96,852	80,288
Other liabilities:
Fair value of derivatives	—	2,408
Sales and property taxes payable	6,342	4,197
Accounts payable and accrued expenses	7,376	7,649
Net deferred income tax liability	12,816	16,037

Total liabilities	342,373	417,565

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,861,656 and 12,778,935 shares issued and outstanding, respectively	129	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	86,206	84,674
Stock subscription receivable	(2)	(3)
Accumulated other comprehensive loss	(205)	(267)
Retained earnings	66,494	63,706

Total stockholders’ equity	152,622	148,238

Total liabilities and stockholders’ equity	$494,995	$565,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per-share data)

Interest income	$11,994	$17,281	$24,823	$36,353
Fee income	3,501	4,380	7,317	9,414

Interest and fee income	15,495	21,661	32,140	45,767
Interest expense	3,955	7,444	8,614	15,276

Net interest and fee income	11,540	14,217	23,526	30,491
Provision for credit losses	2,494	6,793	5,617	15,542

Net interest and fee income after provision for credit losses	9,046	7,424	17,909	14,949

Other income:
Insurance income	987	1,322	2,144	2,865
Gain (loss) on derivatives	(25)	646	(119)	(661)
Other income	306	387	596	795

Other income	1,268	2,355	2,621	2,999

Other expense:
Salaries and benefits	4,588	5,057	9,713	10,942
General and administrative	3,073	3,287	6,118	6,686
Financing related costs	155	55	302	310

Other expense	7,816	8,399	16,133	17,938

Income before income taxes	2,498	1,380	4,397	10
Income tax expense (benefit)	947	434	1,609	(57)

Net income	$1,551	$946	$2,788	$67

Basic earnings per share	$0.12	$0.08	$0.22	$0.01
Diluted earnings per share	$0.12	$0.08	$0.22	$0.01

Weighted average shares used in computing basic earnings per share	12,832,792	12,593,514	12,802,579	12,456,874
Weighted average shares used in computing diluted earnings per share	12,904,163	12,603,305	12,865,857	12,465,312
The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)

Balance, December 31, 2008	12,246,405	$122	$83,671	$(5)	$167	$62,670	$146,625
Issuance of common stock	35,004	1	105	—	—	—	106
Repurchase of common stock	(102,614)	(1)	(399)	—	—	—	(400)
Exercise of stock options	40,424	—	167	—	—	—	167
Tax benefit on stock options exercised	—	—	48	—	—	—	48
Stock option compensation recognized	—	—	298	—	—	—	298
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	559,716	6	(6)	—	—	—	—
Restricted stock compensation recognized	—	—	790	—	—	—	790
Net change related to derivatives, net of tax	—	—	—	—	(434)	—	(434)
Net income	—	—	—	—	—	1,036	1,036

Balance, December 31, 2009	12,778,935	$128	$84,674	$(3)	$(267)	$63,706	$148,238
Issuance of common stock	10,479	—	73	—	—	—	73
Repurchase of common stock	(58,170)	(1)	(527)	—	—	—	(528)
Exercise of stock options	35,864	1	161	—	—	—	162
Tax benefit on stock options exercised	—	—	72	—	—	—	72
Stock option compensation recognized	—	—	125	—	—	—	125
Payment of receivables	—	—	—	1	—	—	1
Restricted stock grant	94,548	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	1,629	—	—	—	1,629
Net change related to derivatives, net of tax	—	—	—	—	50	—	50
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	12	—	12
Net income	—	—	—	—	—	2,788	2,788

Balance, June 30, 2010	12,861,656	$129	$86,206	$(2)	$(205)	$66,494	$152,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$2,788	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,319	1,230
Stock-based compensation	1,754	624
Excess tax benefits from stock-based payment arrangements	(72)	(4)
Amortization of deferred net loss on cash flow hedge derivatives	82	66
Change in fair value of derivatives	(2,300)	(1,195)
Cash flow hedge gains reclassified from accumulated other comprehensive income	—	(409)
Provision for credit losses	5,617	15,542
Net deferred income taxes	(3,261)	(2,137)
Amortization of deferred initial direct costs and fees	3,883	6,739
Deferred initial direct costs and fees	(1,508)	(1,598)
Loss on equipment disposed	1,229	764
Effect of changes in other operating items:
Other assets	5,483	4,254
Other liabilities	1,960	2,501

Net cash provided by operating activities	16,974	26,444

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(55,708)	(52,091)
Principal collections on leases and loans	113,462	143,629
Security deposits collected, net of refunds	(1,546)	(1,571)
Proceeds from the sale of equipment	2,521	2,613
Acquisitions of property and equipment	(299)	(330)
Change in restricted interest-earning deposits with banks	(3,146)	(1,539)
Purchases of securities available for sale	(1,513)	—

Net cash provided by investing activities	53,771	90,711

Cash flows from financing activities:
Issuances of common stock	74	56
Repurchases of common stock	(528)	(400)
Exercise of stock options	162	26
Excess tax benefits from stock-based payment arrangements	72	4
Debt issuance costs	(969)	(397)
Term securitization advances	68,169	—
Term securitization repayments	(92,027)	(113,314)
Warehouse and bank facility advances	4,425	42,130
Warehouse and bank facility repayments	(68,566)	(45,921)
Increase in deposits	16,564	13,920

Net cash used in financing activities	(72,624)	(103,896)

Net increase (decrease) in total cash and cash equivalents	(1,879)	13,259
Total cash and cash equivalents, beginning of period	37,057	40,270

Total cash and cash equivalents, end of period	$35,178	$53,529

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$7,901	$14,621
Cash paid (refunds received) for income taxes	$(1,115)	$273
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
References to the “Company,” “we,” “us,” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at June 30, 2010 and the results of operations for the three- and six-month periods ended June 30, 2010 and 2009, and cash flows for the six-month periods ended June 30, 2010 and 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2010. The consolidated results of operations for the three- and six-month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results for the respective full years or any other period. All intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, performance assumptions for stock-based compensation awards, the probability of forecasted transactions, the fair value of financial instruments and income taxes. Actual results could differ from those estimates.
Income recognition on leases and loans. Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on each lease. Generally, when a lease or loan is 90 days or more delinquent, the contract is classified as non-accrual, and we do not recognize interest income on that contract until it is less than 90 days delinquent.
Fee income. Fee income consists of fees for delinquent lease and loan payments, cash collected on early termination of leases and net residual income. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of a lease’s term.
At the end of an original lease term, lessees may choose to purchase the equipment, renew the lease or return the equipment to the Company. The Company receives income from lease renewals when the lessee elects to retain the equipment longer than the original term of the lease. This income, net of appropriate periodic reductions in the estimated residual values of the related equipment, is included in fee income as net residual income.
When a lessee elects to return equipment at lease termination, the equipment is transferred to other assets at the lower of its basis or fair market value. The Company generally sells returned equipment to an independent third party, rather than leasing the equipment a second time. The Company does not maintain equipment in other assets for longer than 120 days. Any loss recognized on transferring equipment to other assets, and any gain or loss realized on the sale or disposal of equipment to a lessee or to others is included in fee income as net residual income. Management performs periodic reviews of the estimated residual values and any impairment, if other than temporary, is recognized in the current period.

Fee income from delinquent lease payments is recognized on an accrual basis based on anticipated collection rates. At a minimum of every quarter, an analysis of anticipated collection rates is performed based on updates to collection history. Adjustments in assumptions are made as needed based on this analysis. Other fees are recognized when received.
Insurance income. Insurance income is recognized on an accrual basis as earned over the term of a lease. Generally, insurance payments that are 120 days or more past due are charged against income. Ceding commissions, losses and loss adjustment expenses are recorded in the period incurred and netted against insurance income.
Other income. Other income includes various administrative transaction fees, fees received from lease syndications and gains on sales of leases.
Securities available for sale. Securities available for sale consist of mutual funds. Securities available for sale are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 1, since prices are obtained from a quoted market. Unrealized holding gains or losses, net of related deferred income taxes, are reported in accumulated other comprehensive income.
Initial direct costs and fees. We defer initial direct costs incurred and fees received to originate our leases and loans in accordance with the Receivables Topic and the Nonrefundable Fees and Other Costs Subtopic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). The initial direct costs and fees we defer are part of the net investment in leases and loans and are amortized to interest income using the effective interest method. We defer third party commission costs as well as certain internal costs directly related to the origination activity. Costs subject to deferral include evaluating each prospective customer’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating terms, preparing and processing documents and closing each transaction. The fees we defer are documentation fees collected at inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease and loan portfolios.
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

The Company is currently in discussions with the Federal Reserve Bank in connection with the Federal Reserve Bank’s interpretation of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (SR 06-17) dated December 13, 2006 (the “ALLL Policy Statement”) and the appropriate application of the ALLL Policy Statement to management’s estimates used in determining the Company’s allowance for loan and lease losses (the “Allowance”). We do not know when or if the Company will receive a written determination from the Federal Reserve Bank in connection with such discussions, nor do we know what the contents of any such written determination will be. If, as a result of the review, management determines that it should revise its estimates used to compute the Allowance, such changes could have a material impact on the size of the Allowance.
Securitizations. From inception to June 30, 2010, the Company has completed ten term note securitizations of which six have been repaid. In connection with each transaction, the Company established a bankruptcy remote special-purpose subsidiary (“SPE”) and issued term debt to institutional investors. These SPEs are considered VIEs under U.S. GAAP. The Company is required to consolidate VIEs in which it is deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company continues to service the assets of its VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
Derivatives. The Derivatives and Hedging Topic of the FASB ASC requires recognition of all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to U.S. GAAP.
Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term securitization was established. The derivative gain or loss recognized in accumulated other comprehensive income was then reclassified into earnings as an adjustment to interest expense over the terms of the related borrowings.
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
The Company measures stock-based compensation cost at grant date, based on the fair value of the awards ultimately expected to vest. Compensation cost is recognized on a straight-line basis over the service period. We use the Black-Scholes valuation model to measure the fair value of our stock options utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield. The assumptions are based on subjective future expectations combined with management judgment.
The Company uses its judgment in estimating the amount of awards that are expected to be forfeited, with subsequent revisions to the assumptions if actual forfeitures differ from those estimates. In addition, for performance-based awards the Company estimates the degree to which the performance conditions will be met to estimate the number of shares expected to vest and the related compensation expense. Compensation expense is adjusted in the period such performance estimates change.
Income taxes. The Income Taxes Topic of the FASB ASC requires the use of the asset and liability method under which deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items such as leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the Consolidated Balance Sheets. Our management then assesses the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance is established. To the extent that we establish a valuation allowance in a period, an expense is recorded within the tax provision in the Consolidated Statements of Operations.
At June 30, 2010, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination.
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

NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Minimum lease payments receivable	$418,117	$494,954
Estimated residual value of equipment	40,266	43,928
Unearned lease income, net of initial direct costs and fees deferred	(64,752)	(74,823)
Security deposits	(6,134)	(7,681)
Loans, including unamortized deferred fees and costs	2,314	4,425
Allowance for credit losses	(9,151)	(12,193)

	$380,660	$448,610

At June 30, 2010, a total of $260.4 million of minimum lease payments receivable are assigned as collateral for short-term and long-term borrowings, including the amounts related to consolidated VIEs.
Initial direct costs net of fees deferred were $7.8 million and $10.2 million as of June 30, 2010, and December 31, 2009, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At June 30, 2010 and December 31, 2009, $32.4 million and $35.1 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.
Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of June 30, 2010:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)

Period Ending December 31,
2010	$109,652	$20,789
2011	163,584	25,987
2012	90,150	12,133
2013	39,050	4,504
2014	13,232	1,233
Thereafter	2,449	107

	$418,117	$64,753

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of June 30, 2010 and December 31, 2009, the Company maintained total finance receivables which were on a non-accrual basis of $2.8 million and $4.6 million, respectively. As of June 30, 2010 and December 31, 2009, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $3.0 million and $4.5 million, respectively.

NOTE 4 — Allowance for Credit Losses
Net investments in leases and loans are generally charged-off when they are contractually past due for 121 days based on the historical net loss rates realized by the Company.
Activity in this account is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)

Allowance for credit losses, beginning of period	$10,253	$15,309	$12,193	$15,283

Charge-offs	(4,438)	(8,944)	(10,364)	(18,342)
Recoveries	842	820	1,705	1,495

Net charge-offs	(3,596)	(8,124)	(8,659)	(16,847)

Provision for credit losses	2,494	6,793	5,617	15,542

Allowance for credit losses, end of period	$9,151	$13,978	$9,151	$13,978

The Company is currently in discussions with the Federal Reserve Bank in connection with the Federal Reserve Bank’s interpretation of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (SR 06-17) dated December 13, 2006 (the “ALLL Policy Statement”) and the appropriate application of the ALLL Policy Statement to management’s estimates used in determining the Company’s allowance for loan and lease losses (the “Allowance”). We do not know when or if the Company will receive a written determination from the Federal Reserve Bank in connection with such discussions, nor do we know what the contents of any such written determination will be. If, as a result of the review, management determines that it should revise its estimates used to compute the Allowance, such changes could have a material impact on the size of the Allowance.
NOTE 5 — Other Assets
Other assets are comprised of the following:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Accrued fees receivable	$2,594	$3,189
Deferred transaction costs	2,157	1,893
Prepaid expenses	1,444	1,360
Income taxes receivable	—	5,178
Other	1,528	1,550

	$7,723	$13,170

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
Scheduled principal and interest payments on outstanding borrowings as of June 30, 2010 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)

Period Ending December 31,
2010	$74,775	$6,278
2011	86,091	3,895
2012	50,411	1,297
2013	7,416	57
2014	287	1
Thereafter	7	—

Total	$218,987	$11,528

(1)	Interest on the variable-rate long-term loan facility is assumed at the June 30, 2010 rate for the remaining term.
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
NOTE 8 — Deposits
Effective March 12, 2008, the Company opened MBB. MBB currently provides diversification of the Company’s funding sources primarily through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of June 30, 2010, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in
thousands)

Period Ending December 31,
2010	$18,933
2011	31,428
2012	24,290
2013	12,700
2014	6,302
Thereafter	3,199

$96,852

All time deposits are in denominations of less than $250,000 and all are fully insured by the FDIC. The weighted average all-in interest rate of deposits outstanding at June 30, 2010 was 2.68%.

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
The Company has entered into various forward starting interest-rate swap agreements related to anticipated term note securitization transactions. Prior to July 1, 2008, these interest-rate swap agreements were designated and accounted for as cash flow hedges of specific term note securitization transactions, as prescribed by U.S. GAAP. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term securitization was established.
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
During the second quarter of 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. As a result, a $0.4 million pretax ($0.2 million after tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives for the three-month period ended June 30, 2009. The Company also terminated the related interest-rate swap agreement.

The Company was not a party to any active interest-rate swap agreements at June 30, 2010. The following table summarizes specific information regarding the terminated interest-rate swap agreements described above:
For Terminated Agreements:

				June/
	August,	Various,	August 2006/	September
Inception Date	2006/2007	2007/2008	2007	2005

	October,	October,	October,	September,
Commencement Date	2008	2009	2007	2006

	June	May/October,	October,	September,
Termination Date	2010	2009	2007	2006
	(Dollars in thousands)

Notional amount	$100,000	$150,000	$300,000	$225,000
Realized gain (loss) at termination	$—	$(7,316)	$(2,683)	$3,732
Deferred gain (loss), net of tax, recorded in equity:
June 30, 2010	$—	$—	$(222)	$5
December 31, 2009	$—	$—	$(357)	$90
Amortization recognized as increase (decrease) in interest expense:
Six months ended June 30, 2010	$—	$—	$223	$(141)
Year ended December 31, 2009	$—	$—	$699	$(514)
Expected amortization during next 12 months as increase (decrease) in interest expense	$—	$—	$260	$(9)
The Company recorded a gain (loss) on derivatives activities for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Change in fair value of derivative contracts	$(25)	$237	$(119)	$(1,070)
Cash flow hedging gains on forecasted transactions no longer probable of occurring(1)	—	409	—	409

Gain (loss) on derivatives	$(25)	$646	$(119)	$(661)

(1)	Reclassified from accumulated other comprehensive income
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements and for overall interest-rate risk management. Accordingly, these cap agreements are recorded at fair value in other assets at $0.1 million and $0.1 million as of June 30, 2010 and December 31, 2009, respectively. The notional amount of interest-rate caps owned as of June 30, 2010 and December 31, 2009 was $94.5 million and $121.4 million, respectively. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.

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

The Company uses derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities using measurements classified as Level 2. Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. These inputs include the forward London Interbank Offered Rate (“LIBOR”) curve on which the variable payments are based and the applicable interest-rate swap market curve. The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.
All of the Company’s derivatives are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 2. The fair value of securities available for sale is computed using fair value measurements classified as Level 1, since prices are obtained from a quoted market. The Company’s balances measured at fair value on a recurring basis include the following as of June 30, 2010:

	June 30, 2010		December 31, 2009
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)		(Dollars in thousands)

Assets
Securities available for sale	$1,533	$—	$—	$—
Interest-rate caps purchased	—	11	—	119

Liabilities
Interest-rate swaps	$—	$—	$—	$2,408
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
The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Assets
Cash and cash equivalents	$35,178	$35,178	$37,057	$37,057
Restricted interest-earning deposits with banks	66,546	66,546	63,400	63,400
Securities available for sale	1,533	1,533	—	—
Loans	2,101	2,004	4,026	3,969
Interest-rate caps purchased	11	11	119	119

Liabilities
Short-term borrowings	—	—	62,541	62,541
Long-term borrowings	218,987	226,562	244,445	244,477
Deposits	96,852	98,498	80,288	81,903
Accounts payable and accrued expenses (1)	13,718	13,718	11,846	11,846
Interest-rate swaps	—	—	2,408	2,408

(1)	Includes sales and property taxes payable.
The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.
(a) Cash and Cash Equivalents
The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of June 30, 2010, and December 31, 2009, because they bear interest at market rates and have maturities of less than 90 days.
(b) Restricted Interest-earning Deposits with Banks
The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at June 30, 2010 and December 31, 2009.

(c) Securities Available for Sale
The fair value of securities available for sale is recorded using prices obtained from a quoted market.
(d) Loans
The fair value of loans is estimated by discounting contractual cash flows, using interest rates currently being offered by the Company for loans with similar terms and remaining maturities to borrowers with similar credit risk characteristics. Estimates utilized were based on the original credit status of the borrowers combined with the portfolio delinquency statistics.
(e) Short-term and Long-term Borrowings
The fair value of the Company’s debt and secured borrowings is estimated by discounting cash flows at indicative market rates applicable to the Company’s debt and secured borrowings of the same or similar remaining maturities.
(f) Deposits
The fair value of the Company’s deposits is estimated by discounting cash flows at current rates paid by the Company for similar certificates of deposit of the same or similar remaining maturities.
(g) Accounts Payable and Accrued Expenses
The carrying amount of the Company’s accounts payable approximates fair value as of June 30, 2010 and December 31, 2009, because of the relatively short timeframe to realization.
(h) Interest-Rate Swaps and Interest-Rate Caps
Interest-rate swaps and interest-rate caps are measured at fair value on a recurring basis in accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, using the inputs and methods described previously in the first section of this Note 10.

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
The following table provides net income and shares used in computing basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per-share data)

Net income	$1,551	$946	$2,788	$67

Weighted average common shares outstanding	11,899,847	11,672,352	11,854,044	11,674,795
Add: Unvested restricted stock awards considered participating securities	932,945	921,162	948,535	782,079

Adjusted weighted average common shares used in computing basic EPS	12,832,792	12,593,514	12,802,579	12,456,874
Add: Effect of dilutive stock options	71,371	9,791	63,278	8,438

Adjusted weighted average common shares used in computing diluted EPS	12,904,163	12,603,305	12,865,857	12,465,312

Net earnings per common share:
Basic	$0.12	$0.08	$0.22	$0.01

Diluted	$0.12	$0.08	$0.22	$0.01

For the three-month periods ended June 30, 2010 and June 30, 2009, options to purchase 381,378 and 731,740 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.
For the six-month periods ended June 30, 2010 and June 30, 2009, options to purchase 428,405 and 747,882 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 12 — Comprehensive Income (Loss)
The following table details the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income, as reported	$1,551	$946	$2,788	$67

Other comprehensive income:
Reclassification of cash flow hedging gains on forecasted transactions no longer probable of occurring	—	(409)	—	(409)
Amortization of net deferred losses on cash flow hedge derivatives	40	47	82	66
Change in fair value of securities available for sale	20	—	20	—
Tax effect	(23)	144	(40)	136

Total other comprehensive income (loss)	37	(218)	62	(207)

Comprehensive income (loss)	$1,588	$728	$2,850	$(140)

NOTE 13 — Stockholders’ Equity
Stockholders’ Equity
On November 2, 2007, the Board approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.
The Company did not purchase any shares of its common stock on the open market during the three-month periods ended June 30, 2010 or June 30, 2009, or during the six-month period ended June 30, 2010. The Company purchased 88,894 shares of its common stock for $0.3 million during the six-month period ended June 30, 2009. At June 30, 2010, the Company had $10.7 million remaining in its stock repurchase plan authorized by the Board.
In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 3,570 and 58,170 shares repurchased to cover income taxes during the three- and six-month periods ended June 30, 2010, at average per-share costs of $12.08 and $9.08, respectively. There were 7,838 and 13,720 shares repurchased to cover income taxes during the three- and six-month periods ended June 30, 2009, at average costs of $3.88 and $3.89, respectively.
Regulatory Capital Requirements
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base.
On December 31, 2008, MBB received approval from the Federal Reserve Bank of San Francisco (the “FRB”) to (i) convert from an industrial bank to a state-chartered commercial bank and (ii) become a member of the Federal Reserve System. In addition, on December 31, 2008, Marlin Business Services Corp. received approval to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank.

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
MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company will provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at June 30, 2010 was $17.9 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At June 30, 2010, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations. MBB is designated a Risk Category I institution for purposes of the risk-based assessment for FDIC deposit insurance. Risk Category I institutions pay the lowest tier of premiums for their deposit insurance.
The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at June 30, 2010.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	29.43%	$152,839	4%	$20,770	5%		$25,963
Marlin Business Bank	15.22%	$17,890	5%	$5,877	5%		$5,877
Tier 1 Risk-based Capital
Marlin Business Services Corp.	36.61%	$152,839	4%	$16,699	6%		$25,048
Marlin Business Bank	15.47%	$17,890	6%	$6,940	6%		$6,940
Total Risk-based Capital
Marlin Business Services Corp.	37.87%	$158,106	8%	$33,398	10%		$41,747
Marlin Business Bank	16.38%	$18,942	15%	$17,351	10	%(1)	$11,567

(1)	MBB is required to maintain “well-capitalized” status. In addition, MBB must maintain a total risk-based capital ratio greater than 15%.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure. Adequately capitalized institutions include depository institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.
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
Pursuant to the Order, MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at June 30, 2010 was $17.9 million, which qualifies for “well capitalized” status.
Dividends. The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. Pursuant to the Order, MBB is not permitted to pay dividends during the first three years of operations without the prior written approval of the FDIC and the State of Utah.
NOTE 14 — Stock-Based Compensation
Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Board have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 3,300,000. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 489,000 shares available for future grants under the 2003 Plan as of June 30, 2010.
Total stock-based compensation expense was $0.4 million and $0.2 million for the three-month periods ended June 30, 2010 and June 30, 2009, respectively. Total stock-based compensation expense was $1.7 million and $0.6 million for the six-month periods ended June 30, 2010 and June 30, 2009, respectively. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.1 million and $0.1 million for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.

Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of June 30, 2010. There were no revisions to performance assumptions during the six-month periods ended June 30, 2010 and June 30, 2009.
The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
In addition to the stock options granted pursuant to the stock option exchange program discussed below, there were 5,000 stock options granted during the three-month period ended June 30, 2010, and no stock options granted during the three- or six-month periods ended June 30, 2009, or the three-month period ended March 31, 2010.
The fair value of each stock option granted during the three-month period ended June 30, 2010 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the three-month period ended June 30, 2010 was $7.64 per share.
The following weighted average assumptions were used for valuing option grants made during the three-month period ended June 30, 2010:

Assumption
Risk-free interest rate	2.18%
Expected life (years)	5
Expected volatility	79%
Expected dividends	—
The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted represents the period each option is expected to be outstanding and was determined by applying the simplified method as defined by the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”), due to the limited period of time the Company’s shares have been publicly traded. The expected volatility was determined using historical volatilities based on historical stock prices. The Company does not pay dividends, and therefore did not assume expected dividends.
At the October 28, 2009 annual stockholders’ meeting, the shareholders voted to approve an amendment to the 2003 Plan to allow a one-time stock option exchange program for the Company’s employees, to commence within six months following the annual meeting. The exchange program tender offer was issued on April 23, 2010. Based on employees’ elections, the program allowed us to cancel, on May 24, 2010, 208,774 underwater stock options with an average exercise price of $19.13 in exchange for the grant of 141,421 stock options with an exercise price of $12.41, equal to the closing price of our common stock on the date of grant. The new option grants also have a new vesting schedule and 7-year term. No incremental compensation expense was recognized as a result of the exchange program. The options cancelled and the new grants issued pursuant to this exchange are included in the table below as forfeited and granted option activity, respectively.

A summary of option activity for the six months ended June 30, 2010 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share
Outstanding, December 31, 2009	778,161	$12.20
Granted	146,421	12.40
Exercised	(35,864)	4.49
Forfeited	(240,565)	19.42
Expired	—	—

Outstanding, June 30, 2010	648,153	9.99

During the three-month periods ended June 30, 2010 and June 30, 2009, the Company recognized total compensation expense related to options of $0.1 million and $0.1 million, respectively. During the six-month periods ended June 30, 2010 and June 30, 2009, the Company recognized total compensation expense related to options of $0.1 million and $0.2 million, respectively.
The total pretax intrinsic values of stock options exercised were $0.1 million and $0.1 million for the three-month periods ended June 30, 2010 and June 30, 2009, respectively. The related tax benefits realized from the exercise of stock options for the three-month periods ended June 30, 2010 and June 30, 2009 were $0.1 million and $0.1 million, respectively. There were 7,361 and 7,636 stock options exercised for the three-month periods ended June 30, 2010 and June 30, 2009, respectively.
The total pretax intrinsic values of stock options exercised were $0.2 million and $0.1 for the six-month periods ended June 30, 2010 and June 30, 2009, respectively. The related tax benefits realized from the exercise of stock options for the six-month periods ended June 30, 2010 and June 30, 2009 were $0.1 million and $0.1 million, respectively.
The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2010:

Options Outstanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$3.39	85,925	1.8	$3.39	$748	85,925	1.8	$3.39	$748
$7.17 - 10.18	354,528	3.8	9.43	943	177,541	2.8	9.58	445
$12.08 - 12.41	145,612	6.9	12.40	—	—	n/a	n/a	n/a
$14.00 - 16.01	39,984	3.5	14.33	—	36,835	3.5	14.33	—
$19.78 - 21.50	22,104	3.0	20.80	—	22,104	3.0	20.80	—

	648,153	4.2	9.99	$1,691	322,405	2.6	9.24	$1,193

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.09 as of June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.
As of June 30, 2010, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.2 million and the weighted average period over which these awards are expected to be recognized was 1.6 years, based on the most probable performance assumptions as of June 30, 2010. In the event maximum performance targets are achieved, an additional $0.7 million of compensation cost would be recognized over a weighted average period of 2.2 years.

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
The vesting of certain restricted shares may be accelerated to a minimum of three to four years based on achievement of various individual and Company performance measures. In addition, the Company has issued certain shares under a Management Stock Ownership Program. Under this program, restrictions on the shares lapse at the end of 10 years but may lapse (vest) in a minimum of three years if the employee continues in service at the Company and owns a matching number of other common shares in addition to the restricted shares.
Of the total restricted stock awards granted during the six-month period ended June 30, 2010, 35,069 shares may be subject to accelerated vesting based on performance factors; no shares have vesting contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of June 30, 2010. There were no revisions to performance assumptions for the six-month periods ended June 30, 2010 and June 30, 2009, although vesting was accelerated on certain awards based on an annual evaluation of the achievement of performance criteria, as described below.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.
The following table summarizes the activity of the non-vested restricted stock during the six months ended June 30, 2010:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2009	1,023,403	$7.74
Granted	105,290	10.45
Vested	(175,753)	8.06
Forfeited	(10,792)	17.87

Outstanding at June 30, 2010	942,148	7.87

During the three-month periods ended June 30, 2010 and June 30, 2009, the Company granted restricted stock awards with grant date fair values totaling $0.5 million and $0.1 million, respectively. During the six-month periods ended June 30, 2010 and June 30, 2009, the Company granted restricted stock awards with grant date fair values totaling $1.1 million and $2.2 million, respectively.
As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.4 million and $0.1 million of compensation expense related to restricted stock for the three-month periods ended June 30, 2010 and June 30, 2009, respectively. The Company recognized $1.6 million and $0.4 million of compensation expense related to restricted stock for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.
Of the $1.6 million total compensation expense related to restricted stock for the six-month period ended June 30, 2010, approximately $0.8 million related to the acceleration of vesting based on an annual evaluation of the achievement of certain performance criteria during the first quarter 2010.

As of June 30, 2010, there was $4.9 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.2 years, based on the most probable performance assumptions as of June 30, 2010. In the event performance targets are achieved, $1.7 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.1 years, and an additional $0.1 million of compensation cost would be recognized over a weighted average period of 1.1 years. In addition, certain of the awards granted during 2009 may result in the issuance of 142,633 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.
The fair values of shares that vested during the three-month periods ended June 30, 2010 and June 30, 2009 were $0.1 million and $0.1 million, respectively. The fair values of shares that vested during the six-month periods ended June 30, 2010 and June 30, 2009 were $1.6 million and $0.2 million, respectively.

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
Overview
We are a nationwide provider of equipment financing solutions, primarily to small businesses. We finance over 100 categories of commercial equipment important to our end user customers including copiers, certain commercial and industrial equipment, security systems, computers and telecommunications equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a much lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At June 30, 2010, our lease portfolio consisted of approximately 78,000 accounts with an average original term of 50 months and average original transaction size of approximately $11,300.
Since our founding in 1997, we have grown to $495.0 million in total assets at June 30, 2010. Our assets are substantially comprised of our net investment in leases and loans which totaled $380.7 million at June 30, 2010.
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base.

On December 31, 2008, MBB received approval from the FRB to (i) convert from an industrial bank to a state-chartered commercial bank and (ii) become a member of the Federal Reserve System. In addition, on December 31, 2008, Marlin Business Services Corp. received approval to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank.
On January 13, 2009, MBB converted from an industrial bank to a commercial bank chartered and supervised by the State of Utah and the Federal Reserve Board. In connection with the conversion of MBB to a commercial bank, Marlin Business Services Corp. became a bank holding company on January 13, 2009.
We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	Six Months
	Ended
	June 30,	As of or For the Year Ended December 31,
	2010	2009	2008	2007	2006	2005

Number of sales account executives	69	38	86	118	100	103
Number of originating sources(1)	533	465	1,014	1,246	1,295	1,295

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended June 30, 2010, our annualized net credit losses were 3.63% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.
Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 70% of our lease portfolio at June 30, 2010 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity securities. Our variable-rate borrowing currently consists of a long-term loan facility. We have traditionally issued fixed-rate term debt through the asset-backed securitization market. Historically, leases have been funded through variable-rate warehouse facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of June 30, 2010, $202.9 million, or 92.6%, of our borrowings were fixed-rate term note securitizations.
In addition, since its opening on March 12, 2008, MBB provides diversification of the Company’s funding sources through the issuance of FDIC-insured certificates of deposit raised nationally primarily through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of June 30, 2010, total deposits were $96.9 million.
Fixed rate leases not funded with deposits are initially financed with variable-rate debt. Therefore, our earnings are exposed to interest rate risk should interest rates rise before we complete our fixed-rate borrowings. We generally benefit in times of falling and low interest rates. Although, in contrast to previous warehouse facilities our current long-term loan facility does not require annual refinancing, failure to renew the existing facility or to obtain additional financing would represent a restriction on our growth and future financial performance.

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
We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to the Derivatives and Hedging Topic of the FASB ASC. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. The Company was not a party to any active interest-rate swap agreements at June 30, 2010.
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
Fee income consists of fees for delinquent lease and loan payments, cash collected on early termination of leases and net residual income. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of a lease’s term.
At the end of an original lease term, lessees may choose to purchase the equipment, renew the lease or return the equipment to the Company. The Company receives income from lease renewals when the lessee elects to retain the equipment longer than the original term of the lease. This income, net of appropriate periodic reductions in the estimated residual values of the related equipment, is included in fee income as net residual income.
When a lessee elects to return equipment at lease termination, the equipment is transferred to other assets at the lower of its basis or fair market value. The Company generally sells returned equipment to an independent third party, rather than leasing the equipment a second time. The Company does not maintain equipment in other assets for longer than 120 days. Any loss recognized on transferring equipment to other assets, and any gain or loss realized on the sale or disposal of equipment to the lessee or to others is included in fee income as net residual income. Management performs periodic reviews of the estimated residual values and any impairment, if other than temporary, is recognized in the current period.
Fee income from delinquent lease payments is recognized on an accrual basis based on anticipated collection rates. At a minimum of every quarter, an analysis of anticipated collection rates is performed based on updates to collection experience. Adjustments in assumptions are made as needed based on this analysis. Other fees are recognized when received.

Insurance income is recognized on an accrual basis as earned over the term of a lease. Generally, insurance payments that are 120 days or more past due are charged against income. Ceding commissions, losses and loss adjustment expenses are recorded in the period incurred and netted against insurance income.
Initial direct costs and fees. We defer initial direct costs incurred and fees received to originate our leases and loans in accordance with the Receivables Topic and the Nonrefundable Fees and Other Costs Subtopic of the FASB ASC. The initial direct costs and fees we defer are part of the net investment in leases and loans and are amortized to interest income using the effective interest method. We defer third-party commission costs as well as certain internal costs directly related to the origination activity. Costs subject to deferral include evaluating each prospective customer’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating terms, preparing and processing documents and closing each transaction. Estimates of costs subject to deferral are updated periodically, and no less frequently than each year. The fees we defer are documentation fees collected at inception. The realization of the deferred initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease and loan portfolios.
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
Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolios, bankruptcy laws and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the degree we add new leases and loans to our portfolios, or to the degree credit quality is worse than expected, we record expense to increase the allowance for credit losses for the estimated net losses inherent in our portfolios. Actual losses may vary from current estimates.
Securitizations. From inception to June 30, 2010, we have completed ten term note securitizations of which six have been repaid. In connection with each transaction, we established a bankruptcy remote SPE and issued term debt to institutional investors. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.
Derivatives. The Derivatives and Hedging Topic of the FASB ASC requires recognition of all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to U.S. GAAP.

Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term securitization was established. The derivative gain or loss recognized in accumulated other comprehensive income was then reclassified into earnings as an adjustment to interest expense over the terms of the related borrowings.
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
Stock-based compensation cost is measured at grant date, based on the fair value of the awards ultimately expected to vest. Compensation cost is recognized on a straight-line basis over the service period. We use the Black-Scholes valuation model to measure the fair value of our stock options utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield. The assumptions are based on subjective future expectations combined with management judgment.
The Company uses its judgment in estimating the amount of awards that are expected to be forfeited, with subsequent revisions to the assumptions if actual forfeitures differ from those estimates. In addition, for performance-based awards the Company estimates the degree to which the performance conditions will be met to estimate the number of shares expected to vest and the related compensation expense. Compensation expense is adjusted in the period such performance estimates change.
Income taxes. The Income Taxes Topic of the FASB ASC requires the use of the asset and liability method under which deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items such as leases for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. Our management then assesses the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance is established. To the extent that we establish a valuation allowance in a period, an expense is recorded within the tax provision in the Consolidated Statements of Operations.
At June 30, 2010, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended June 30, 2010 and June 30, 2009
Net income. Net income of $1.6 million was reported for the three-month period ended June 30, 2010, resulting in diluted earnings per share of $0.12. Last year’s net income of $0.9 million for the three-month period ended June 30, 2009 reflects an after-tax gain of approximately $0.4 million due to the gain on derivatives. Excluding the impact of this after-tax gain in 2009, net income would have been $0.5 million for the three-month period ended June 30, 2009, resulting in adjusted diluted earnings per share of $0.04 for the three-month period ended June 30, 2009. The exclusion of the impact on derivatives removes the volatility resulting from derivatives activities subsequent to discontinuing hedge accounting in July 2008.
Excluding the after-tax impact on derivatives identified above, return on average assets was 1.21% for the three-month period ended June 30, 2010, compared to a return of 0.31% for the three-month period ended June 30, 2009. On the same basis, return on average equity was 4.13% for the three-month period ended June 30, 2010, compared to a return of 1.51% for the three-month period ended June 30, 2009.
Also included in the net income for the three-month period ended June 30, 2009 was an after-tax charge of approximately $0.4 million, representing severance costs related to a 24% workforce reduction in the second quarter of 2009.
The provision for credit losses decreased $4.3 million, or 63.2%, to $2.5 million for the three-month period ended June 30, 2010 from $6.8 million for the same period in 2009, primarily due to a reduced portfolio size, lower charge-offs and improved delinquencies. During the three months ended June 30, 2010, net interest and fee income decreased $2.7 million, or 19.0%, primarily due to a 32.5% decrease in average total finance receivables. The decrease in income was partially mitigated by reductions in other expenses, which decreased $0.6 million, or 7.1%, for the three-month period ended June 30, 2010, compared to the same period in 2009.
Overall, our average net investment in total finance receivables for the three-month period ended June 30, 2010 decreased 32.5% to $395.9 million compared to $586.6 million for the three-month period ended June 30, 2009. Although we continue to respond to current economic conditions with restrictive credit standards, we have begun rebuilding the sales organization to increase originations.
During the three months ended June 30, 2010, we generated 3,009 new leases with a cost of $31.7 million compared to 1,831 new leases with a cost of $15.8 million generated for the three months ended June 30, 2009. Much of the change in volume is the result of increasing sales staffing levels, which were 33 at June 30, 2009 and 69 at June 30, 2010. Approval rates also rose from 36% for the quarter ended June 30, 2009 to 49% for the quarter ended June 30, 2010 due to the improved credit quality of the applications received.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2010 and June 30, 2009.

	Three Months Ended June 30,
	2010			2009
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$39,903	$9	0.09%	$50,528	$38	0.30%
Restricted interest-earning deposits with banks	65,075	19	0.12	68,364	79	0.46
Securities available for sale	1,255	13	4.25	—	—	—
Net investment in leases(3)	393,248	11,876	12.08	577,493	16,897	11.70
Loans receivable(3)	2,658	77	11.64	9,115	267	11.72

Total interest-earning assets	502,139	11,994	9.55	705,500	17,281	9.80

Non-interest-earning assets:
Cash and due from banks	1,886			2,279
Property and equipment, net	2,280			2,899
Property tax receivables	3,603			5,122
Other assets(4)	6,607			10,223

Total non-interest-earning assets	14,376			20,523

Total assets	$516,515			$726,023

Interest-bearing liabilities:
Short-term borrowings(5)	$—	$19	—%	$107,639	$1,482	5.51%
Long-term borrowings(5)	243,171	3,279	5.39	357,165	5,264	5.90
Deposits	93,166	657	2.82	74,391	698	3.75

Total interest-bearing liabilities	336,337	3,955	4.70	539,195	7,444	5.52

Non-interest-bearing liabilities:
Fair value of derivatives	572			10,793
Sales and property taxes payable	7,149			9,738
Accounts payable and accrued expenses	6,158			5,202
Net deferred income tax liability	14,680			14,313

Total non-interest-bearing liabilities	28,559			40,046

Total liabilities	364,896			579,241
Stockholders’ equity	151,619			146,782

Total liabilities and stockholders’ equity	$516,515			$726,023

Net interest income		$8,039			$9,837
Interest rate spread(6)			4.85%			4.28%
Net interest margin(7)			6.40%			5.58%
Ratio of average interest-earning assets to average interest-bearing liabilities			149.30%			130.84%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(4)	Includes operating leases.

(5)	Includes effect of transaction costs.

(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended June 30, 2010 Compared To
	Three Months Ended June 30, 2009
	Increase (Decrease) Due To:
	(Dollars in thousands)
	Volume(1)	Rate(1)	Total
Interest income:
Interest-earning deposits with banks	$(7)	$(22)	$(29)
Restricted interest-earning deposits with banks	(4)	(56)	(60)
Securities available for sale	13	—	13
Net investment in leases	(5,548)	527	(5,021)
Loans receivable	(188)	(2)	(190)
Total interest income	(4,868)	(419)	(5,287)

Interest expense:
Short-term borrowings	(741)	(722)	(1,463)
Long-term borrowings	(1,567)	(418)	(1,985)
Deposits	154	(195)	(41)
Total interest expense	(2,503)	(986)	(3,489)

Net interest income	(3,113)	1,315	(1,798)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the three-month periods ended June 30, 2010 and June 30, 2009.

	Three Months Ended June 30,
	2010	2009
	(Dollars in thousands)

Interest income	$11,994	$17,281
Fee income	3,501	4,380

Interest and fee income	15,495	21,661
Interest expense	3,955	7,444

Net interest and fee income	11,540	14,217

Average total finance receivables(1)	$395,906	$586,608

Percent of average total finance receivables:
Interest income	12.12%	11.78%
Fee income	3.54	2.99

Interest and fee income	15.66	14.77
Interest expense	4.00	5.08

Net interest and fee margin	11.66%	9.69%

(1)
Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $2.7 million, or 19.0%, to $11.5 million for the three months ended June 30, 2010 from $14.2 million for the three months ended June 30, 2009. The annualized net interest and fee margin increased 197 basis points to 11.66% in the three-month period ended June 30, 2010 from 9.69% for the same period in 2009.
Interest income, net of amortized initial direct costs and fees, decreased $5.3 million, or 30.6%, to $12.0 million for the three-month period ended June 30, 2010 from $17.3 million for the three-month period ended June 30, 2009. The decrease in interest income was due principally to a 32.5% decrease in average total finance receivables, which decreased $190.7 million to $395.9 million at June 30, 2010 from $586.6 million at June 30, 2009, partially offset by an increase in average yield of 34 basis points. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. The increase in average yield is primarily due to continued higher yields achieved on the origination of new leases than the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated decreased 127 basis points to 14.56% for the three-month period ended June 30, 2010 compared to 15.83% for the three-month period ended June 30, 2009, primarily due to a change in mix of new origination types. This change is due to the mix of origination channels beginning to migrate to historical percentages as the Company continues to rebuild the sales force and grow volume.
Fee income decreased $0.9 million, or 20.5%, to $3.5 million for the three-month period ended June 30, 2010 from $4.4 million for the three-month period ended June 30, 2009. Fee income included approximately $1.3 million of net residual income for the three-month period ended June 30, 2010 and $1.3 million for the three-month period ended June 30, 2009. Fee income also included approximately $1.9 million in late fee income for the three-month period ended June 30, 2010, which decreased 29.6% compared to $2.7 million for the three-month period ended June 30, 2009. The decrease in late fee income was primarily due to the decrease in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, increased 55 basis points to 3.54% for the three-month period ended June 30, 2010 from 2.99% for the same period in 2009. Late fees remained the largest component of fee income at 1.94% as a percentage of average total finance receivables for the three-month period ended June 30, 2010 compared to 1.85% for the three-month period ended June 30, 2009. As a percentage of average total finance receivables, net residual income was 1.34% as a percentage of average total finance receivables for the three-month period ended June 30, 2010 compared to 0.90% for the three-month period ended June 30, 2009.
Interest expense decreased $3.4 million to $4.0 million for the three-month period ended June 30, 2010 from $7.4 million for the three-month period ended June 30, 2009. The decrease was primarily due to lower average total finance receivables in combination with lower rates paid for both borrowings and deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 108 basis points to 4.00% for the three-month period ended June 30, 2010, from 5.08% for the same period in 2009.
The weighted average interest rate, excluding transaction costs, on short-term and long-term borrowings was 4.89% for the quarter ended June 30, 2010 compared to 5.54% for the same period in 2009. The lower interest rate primarily reflects the decreased cost of the term securitization borrowings. The average balance for our warehouse facilities was $17.7 million for the three months ended June 30, 2010 compared to $107.6 million for the three months ended June 30, 2009. The weighted average interest rate, excluding transaction costs, for our warehouse facilities was 5.50% for the quarter ended June 30, 2010, compared to 5.16% for the same period in 2009. For the three months ended June 30, 2010, average term securitization borrowings outstanding were $225.5 million at a weighted average coupon of 4.83% compared to $357.2 million at a weighted average coupon of 5.65% for the same period in 2009.
The opening of our wholly-owned subsidiary, MBB, on March 12, 2008 provides an additional funding source. Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $0.7 million, or 2.82% as a percentage of weighted average deposits, for the three-month period ended June 30, 2010. The average balance of deposits was $93.2 million for the three-month period ended June 30, 2010. Interest expense on deposits was $0.7 million, or 3.75% as a percentage of weighted average deposits, for the three-month period ended June 30, 2009. The average balance of deposits was $74.4 million for the three-month period ended June 30, 2009.
Insurance income. Insurance income decreased $0.3 million to $1.0 million for the three-month period ended June 30, 2010 from $1.3 million for the three-month period ended June 30, 2009, primarily due to lower billings from lower total finance receivables.
Other income. Other income decreased $0.1 million to $0.3 million for the three-month period ended June 30, 2010 from $0.4 million for the three-month period ended June 30, 2009, primarily due to the impact of lower transaction volumes.
Gain (loss) on derivatives. Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.
By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time. For the three months ended June 30, 2010, there were no gains or losses on derivatives, and no derivative instruments were outstanding, compared to a gain of $0.6 million for the three months ended June 30, 2009.
During the second quarter of 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by SFAS No. 133. As a result, a $0.4 million pretax ($0.2 million after tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives for the three-month period ended June 30, 2009. The Company also terminated the related interest-rate swap agreement.
The Company was not a party to any active interest-rate swap agreements at June 30, 2010.
Salaries and benefits expense. Salaries and benefits expense decreased $0.5 million, or 9.8%, to $4.6 million for the three months ended June 30, 2010 from $5.1 million for the same period in 2009, primarily due to severance costs incurred in 2009. Salaries and benefits expense, as a percentage of average total finance receivables, was 4.64% for the three-month period ended June 30, 2010 compared with 3.45% for the same period in 2009. Total personnel increased to 211 at June 30, 2010 from 169 at June 30, 2009.

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a result of the challenging economic environment, we proactively lowered expenses in the first quarter of 2009, including reducing our workforce by 17% and closing our two smallest satellite sales offices (Chicago and Utah). A total of 49 employees company-wide were terminated in connection with the staff reductions in the first quarter of 2009. We incurred pretax severance costs in the three months ended March 31, 2009 of approximately $0.5 million related to the staff reductions. The total annualized pretax salary cost savings that resulted from the reductions are estimated to be approximately $2.3 million.
During the second quarter of 2009, we announced a further workforce reduction of 24%, or 55 employees company-wide, including the closure of our Denver satellite office. We incurred pretax severance costs in the three months ended June 30, 2009 of approximately $0.7 million related to these staff reductions. The total annualized pretax salary cost savings that resulted from these reductions are estimated to be approximately $2.9 million.
During the current quarter we increased the number of our sales account executives by 16, from 53 sales account executives at March 31, 2010 to 69 at June 30, 2010. This action was part of our plan to rebuild the sales organization to increase originations and match the level of originations to our current funding capacity.
General and administrative expense. General and administrative expense decreased $0.2 million, or 6.1%, to $3.1 million for the three months ended June 30, 2010 from $3.3 million for the same period in 2009. General and administrative expense as an annualized percentage of average total finance receivables was 3.10% for the three-month period ended June 30, 2010, compared to 2.24% for the three-month period ended June 30, 2009. Selected major components of general and administrative expense for the three-month period ended June 30, 2010 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax expense, $0.2 million of data processing expense and $0.1 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended June 30, 2009 included $0.8 million of premises and occupancy expense, $0.3 million of audit and tax expense, $0.2 million of data processing expense and no marketing expense.
Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs increased $0.1 million to $0.2 million for the three-month period ended June 30, 2010 compared to $0.1 million for the same period in 2009, primarily due to increased bank commitment fees as a result of increased unused borrowing capacity.
Provision for credit losses. The provision for credit losses decreased $4.3 million, or 63.2%, to $2.5 million for the three months ended June 30, 2010 from $6.8 million for the same period in 2009. The decrease in the provision for credit losses was primarily the result of a lower allowance for credit losses due to a reduced portfolio size, lower charge-offs and improved delinquencies. Net charge-offs were $3.6 million for the three-month period ended June 30, 2010, compared to $8.1 million for the same period in 2009. Net charge-offs as a percentage of average total finance receivables decreased to 3.63% during the three-month period ended June 30, 2010, from 5.54% for the same period in 2009. The allowance for credit losses decreased to approximately $9.2 million at June 30, 2010, a decrease of $3.0 million from $12.2 million at December 31, 2009.
Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”
Provision for income taxes. Income tax expense of $0.9 million was recorded for the three-month period ended June 30, 2010, compared to an expense of $0.4 million for the same period in 2009. The change is attributable to the change in pretax income recorded for the three-month period ended June 30, 2010. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 37.9% for the three-month period ended June 30, 2010, compared to 31.4% for the three-month period ended June 30, 2009. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.

Comparison of the Six-Month Periods Ended June 30, 2010 and June 30, 2009
Net income. Net income of $2.8 million was reported for the six-month period ended June 30, 2010, resulting in diluted earnings per share of $0.22. This net income includes an after-tax charge of approximately $0.1 million due to the net loss on derivatives. The net income of $0.1 million for the six-month period ended June 30, 2009 reflects an after-tax charge of approximately $0.4 million due to the loss on derivatives. Excluding the impact of these after-tax charges on both periods, net income would have been $2.9 million for the six-month period ended June 30, 2010, compared to net income of $0.5 million for the six-month period ended June 30, 2009. Diluted earnings per share excluding these after-tax charges would have been $0.22 for the six-month period ended June 30, 2010, compared to diluted earnings per share of $0.04 for the six-month period ended June 30, 2009. The exclusion of the impact on derivatives removes the volatility resulting from derivatives activities subsequent to discontinuing hedge accounting in July 2008.
Excluding the after-tax impact on derivatives identified above, return on average assets was 1.08% for the six-month period ended June 30, 2010, compared to a return of 0.12% for the six-month period ended June 30, 2009. On the same basis, return on average equity was 3.80% for the six-month period ended June 30, 2010, compared to a return of 0.09% for the six-month period ended June 30, 2009.
Also included in the net loss for the six-month period ended June 30, 2009 were after-tax charges of approximately $0.7 million, representing severance costs related to workforce reductions in the first six months of 2009.
The provision for credit losses decreased $9.9 million, or 63.9%, to $5.6 million for the six-month period ended June 30, 2010 from $15.5 million for the same period in 2009, primarily due to a reduced portfolio size, lower charge-offs and improved delinquencies. During the six months ended June 30, 2010, net interest and fee income decreased $7.0 million, or 23.0%, primarily due to a 32.9% decrease in average total finance receivables. The decrease in income was partially mitigated by reductions in other expenses, which decreased $1.8 million, or 10.1%, for the six-month period ended June 30, 2010, compared to the same period in 2009.
During the six months ended June 30, 2010, we generated 5,485 new leases with a cost of $55.4 million compared to 5,642 new leases with a cost of $52.1 million generated for the six months ended June 30, 2009. Approval rates rose from 39% for the six-month period ended June 30, 2009 to 48% for the six-month period ended June 30, 2010 due to the improved credit quality of the applications received.
Overall, our average net investment in total finance receivables for the six-month period ended June 30, 2010 decreased 32.9% to $413.5 million compared to $616.1 million for the six-month period ended June 30, 2009.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2010 and June 30, 2009.

	Six Months Ended June 30,
	2010			2009
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$37,622	$13	0.07%	$43,543	$96	0.44%
Restricted interest-earning deposits with banks	64,061	31	0.10	67,919	220	0.65
Securities available for sale	628	13	4.25	—	—	—
Net investment in leases(3)	410,332	24,572	11.98	605,903	35,436	11.70
Loans receivable(3)	3,209	194	12.11	10,185	601	11.80

Total interest-earning assets	515,852	24,823	9.62	727,550	36,353	9.99

Non-interest-earning assets:
Cash and due from banks	1,861			1,965
Property and equipment, net	2,322			2,927
Property tax receivables	2,542			3,837
Other assets(4)	6,611			11,371

Total non-interest-earning assets	13,336			20,100

Total assets	$529,188			$747,650

Interest-bearing liabilities:
Short-term borrowings(5)	$14,427	$344	4.77%	$107,804	$2,647	4.91%
Long-term borrowings(5)	249,391	6,984	5.60	384,104	11,283	5.87
Deposits	87,297	1,286	2.95	70,815	1,346	3.80

Total interest-bearing liabilities	351,115	8,614	4.91	562,723	15,276	5.43

Non-interest-bearing liabilities:
Fair value of derivatives	1,184			10,889
Sales and property taxes payable	5,459			7,618
Accounts payable and accrued expenses	5,639			4,429
Net deferred income tax liability	15,315			15,004

Total non-interest-bearing liabilities	27,597			37,940

Total liabilities	378,712			600,663
Stockholders’ equity	150,476			146,987

Total liabilities and stockholders’ equity	$529,188			$747,650

Net interest income		$16,209			$21,077
Interest rate spread(6)			4.71%			4.56%
Net interest margin(7)			6.28%			5.79%
Ratio of average interest-earning assets to average interest-bearing liabilities			146.92%			129.29%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(4)	Includes operating leases.

(5)	Includes effect of transaction costs.

(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Six Months Ended June 30, 2010 Compared To
	Six Months Ended June 30, 2009
	Increase (Decrease) Due To:
	(Dollars in thousands)
	Volume(1)	Rate(1)	Total
Interest income:
Interest-earning deposits with banks	$(12)	$(71)	$(83)
Restricted interest-earning deposits with banks	(12)	(177)	(189)
Securities available for sale	13	—	13
Net investment in leases	(11,692)	828	(10,864)
Loans receivable	(422)	15	(407)
Total interest income	(10,231)	(1,299)	(11,530)

Interest expense:
Short-term borrowings	(2,230)	(73)	(2,303)
Long-term borrowings	(3,794)	(505)	(4,299)
Deposits	278	(338)	(60)
Total interest expense	(5,304)	(1,358)	(6,662)

Net interest income	(6,535)	1,667	(4,868)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the six-month periods ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)

Interest income	$24,823	$36,353
Fee income	7,317	9,414

Interest and fee income	32,140	45,767
Interest expense	8,614	15,276

Net interest and fee income	23,526	30,491

Average total finance receivables (1)	$413,541	$616,089

Percent of average total finance receivables:
Interest income	12.01%	11.80%
Fee income	3.54	3.06

Interest and fee income	15.55	14.86
Interest expense	4.17	4.96

Net interest and fee margin	11.38%	9.90%

(1)
Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (1) the allowance for credit losses and (2) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $7.0 million, or 23.0%, to $23.5 million for the six months ended June 30, 2010 from $30.5 million for the six months ended June 30, 2009. The annualized net interest and fee margin increased 148 basis points to 11.38% in the six-month period ended June 30, 2010 from 9.90% for the same period in 2009.
Interest income, net of amortized initial direct costs and fees, decreased $11.6 million, or 31.9%, to $24.8 million for the six-month period ended June 30, 2010 from $36.4 million for the six-month period ended June 30, 2009. The decrease in interest income was due principally to a 32.9% decrease in average total finance receivables, which decreased $202.5 million to $413.5 million at June 30, 2010 from $616.1 million at June 30, 2009, partially offset by an increase in average yield of 21 basis points. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. The increase in average yield is primarily due to continued higher yields achieved on the origination of new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated increased 5 basis points to 14.88% for the six-month period ended June 30, 2010 compared to 14.83% for the six-month period ended June 30, 2009.
Fee income decreased $2.1 million, or 22.3%, to $7.3 million for the six-month period ended June 30, 2010 from $9.4 million for the six-month period ended June 30, 2009. Fee income included approximately $2.7 million of net residual income for the six-month period ended June 30, 2010 compared to $2.8 million for the six-month period ended June 30, 2009. Fee income also included approximately $4.1 million in late fee income for the six-month period ended June 30, 2010, which decreased 31.7% compared to $6.0 million for the six-month period ended June 30, 2009. The decrease in late fee income was primarily due to the decrease in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, increased 48 basis points to 3.54% for the six-month period ended June 30, 2010 from 3.06% for the same period in 2009. Late fees remained the largest component of fee income at 1.99% as a percentage of average total finance receivables for the six-month period ended June 30, 2010 compared to 1.94% for the six-month period ended June 30, 2009. As a percentage of average total finance receivables, net residual income was 1.29% as a percentage of average total finance receivables for the six-month period ended June 30, 2010 compared to 0.89% for the six-month period ended June 30, 2009.
Interest expense decreased $6.7 million to $8.6 million for the six-month period ended June 30, 2010 from $15.3 million for the six-month period ended June 30, 2009. The decrease was primarily due to lower average total finance receivables in combination with lower rates paid in each category. Interest expense, as an annualized percentage of average total finance receivables, decreased 79 basis points to 4.17% for the six-month period ended June 30, 2010, from 4.96% for the same period in 2009.
The weighted average interest rate, excluding transaction costs, on short-term and long-term borrowings was 5.01% for the six-month period ended June 30, 2010 compared to 5.42% for the same period in 2009. The lower interest rate reflects the decreased cost of the term securitization borrowings and variable-rate facilities. The average balance for our warehouse facilities was $32.9 million for the six months ended June 30, 2010 compared to $107.8 million for the six months ended June 30, 2009. The weighted average interest rate, excluding transaction costs, for our warehouse facilities was 4.53% for the six-month period ended June 30, 2010, compared to 4.68% for the same period in 2009. For the six months ended June 30, 2010, average term securitization borrowings outstanding were $230.9 million at a weighted average coupon of 5.07% compared to $384.2 million at a weighted average coupon of 5.63% for the same period in 2009.
The opening of our wholly-owned subsidiary, MBB, on March 12, 2008 provides an additional funding source. Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $1.3 million, or 2.95% as a percentage of weighted average deposits, for the six-month period ended June 30, 2010. The average balance of deposits was $87.3 million for the six-month period ended June 30, 2010. Interest expense on deposits was $1.3 million, or 3.80% as a percentage of weighted average deposits, for the six-month period ended June 30, 2009. The average balance of deposits was $70.8 million for the six-month period ended June 30, 2009.
Insurance income. Insurance income decreased $0.8 million to $2.1 million for the six-month period ended June 30, 2010 from $2.9 million for the six-month period ended June 30, 2009, primarily due to lower billings from lower total finance receivables.
Other income. Other income decreased $0.2 million to $0.6 million for the six-month period ended June 30, 2010 from $0.8 million for the six-month period ended June 30, 2009, primarily due to the impact of lower transaction volumes.
Gain (loss) on derivatives. Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.
By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time. For the six months ended June 30, 2010, the loss on derivatives was $0.1 million, compared to a loss of $0.7 million for the six months ended June 30, 2009.
During the second quarter of 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. As a result, a $0.4 million pretax ($0.2 million after tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives for the six-month period ended June 30, 2009. The Company also terminated the related interest-rate swap agreement.
The Company was not a party to any active interest-rate swap agreements at June 30, 2010.
Salaries and benefits expense. Salaries and benefits expense decreased $1.2 million, or 11.0%, to $9.7 million for the six months ended June 30, 2010 from $10.9 million for the same period in 2009, primarily due to severance costs incurred in 2009. Salaries and benefits expense, as a percentage of average total finance receivables, was 4.70% for the six-month period ended June 30, 2010 compared with 3.55% for the same period in 2009. Total personnel increased to 211 at June 30, 2010 from 169 at June 30, 2009.

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a result of the challenging economic environment, we proactively lowered expenses in the first quarter of 2009, including reducing our workforce by 17% and closing our two smallest satellite sales offices (Chicago and Utah). A total of 49 employees company-wide were terminated in connection with the staff reductions in the first quarter of 2009. We incurred pretax severance costs in the three months ended March 31, 2009 of approximately $0.5 million related to the staff reductions. The annualized pretax salary cost savings that resulted from the reductions are estimated to be approximately $2.3 million.
During the second quarter of 2009, we announced a further workforce reduction of 24%, or 55 employees company-wide, including the closure of our Denver satellite office. We incurred pretax severance costs in the three months ended June 30, 2009 of approximately $0.7 million related to these staff reductions. The annualized pretax salary cost savings that resulted from these reductions are estimated to be approximately $2.9 million.
In the first half of 2010 we increased the number of our sales account executives by 31, from 38 sales account executives at December 31, 2009 to 69 at June 30, 2010. This action was part of our plan to rebuild the sales organization to increase originations and match the level of originations to our current funding capacity.
General and administrative expense. General and administrative expense decreased $0.6 million, or 9.0%, to $6.1 million for the six months ended June 30, 2010 from $6.7 million for the same period in 2009. General and administrative expense as an annualized percentage of average total finance receivables was 2.96% for the six-month period ended June 30, 2010, compared to 2.17% for the six-month period ended June 30, 2009. Selected major components of general and administrative expense for the six-month period ended June 30, 2010 included $1.4 million of premises and occupancy expense, $0.6 million of audit and tax expense, $0.5 million of data processing expense and $0.2 million of marketing expense. In comparison, selected major components of general and administrative expense for the six-month period ended June 30, 2009 included $1.6 million of premises and occupancy expense, $0.6 million of audit and tax expense, $0.4 million of data processing expense and $0.1 million of marketing expense.
Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs remained unchanged at $0.3 million for the six-month period ended June 30, 2010 compared to the same period in 2009.
Provision for credit losses. The provision for credit losses decreased $9.9 million, or 63.9%, to $5.6 million for the six months ended June 30, 2010 from $15.5 million for the same period in 2009. The decrease in the provision for credit losses was primarily the result of a lower allowance for credit losses due to a reduced portfolio size, lower charge-offs and improved delinquencies. Net charge-offs were $8.7 million for the six-month period ended June 30, 2010, compared to $16.8 million for the same period in 2009. Net charge-offs as a percentage of average total finance receivables decreased to 4.19% during the six-month period ended June 30, 2010, from 5.47% for the same period in 2009. The allowance for credit losses decreased to approximately $9.2 million at June 30, 2010, a decrease of $3.0 million from $12.2 million at December 31, 2009.
Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”
Provision for income taxes. Income tax expense of $1.6 million was recorded for the six-month period ended June 30, 2010, compared to a benefit of $0.1 million for the same period in 2009. The change is primarily attributable to the change in pretax income recorded for the six-month period ended June 30, 2010. In addition, the effective tax rate for the six-month period ended June 30, 2009 included a change in estimated effective tax rate for the year combined with a $0.1 million benefit from adjustments relating to changes in estimates. Without these adjustments, our effective tax rate, which is a combination of federal and state income tax rates, was approximately 30% for the six-month period ended June 30, 2009. Our effective tax rate was approximately 36.6% for the six-month period ended June 30, 2010. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.
FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans declined $67.9 million, or 15.1%, to $380.7 million at June 30, 2010, from $448.6 million at December 31, 2009. Although we continue to respond to current economic conditions with restrictive credit standards, we have begun rebuilding the sales organization to increase originations. The Company’s leases are generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”

The chart below provides our asset quality statistics for the three- and six-month periods ended June 30, 2010 and June 30, 2009, and the year ended December 31, 2009:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2010	2009	2010	2009	2009
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$10,253	$15,309	$12,193	$15,283	$15,283

Charge-offs	(4,438)	(8,944)	(10,364)	(18,342)	(33,575)
Recoveries	842	820	1,705	1,495	3,296

Net charge-offs	(3,596)	(8,124)	(8,659)	(16,847)	(30,279)

Provision for credit losses	2,494	6,793	5,617	15,542	27,189

Allowance for credit losses, end of period (1)	$9,151	$13,978	$9,151	$13,978	$12,193

Annualized net charge-offs to average total finance receivables (2)	3.63%	5.54%	4.19%	5.47%	5.42%

Allowance for credit losses to total finance receivables, end of period (2)	2.40%	2.52%	2.40%	2.52%	2.71%

Average total finance receivables (2)	$395,906	$586,608	$413,541	$616,089	$558,311
Total finance receivables, end of period (2)	$381,977	$554,712	$381,977	$554,712	$450,595

Delinquencies greater than 60 days past due	$5,202	$14,579	$5,202	$14,579	$8,334
Delinquencies greater than 60 days past due (3)	1.24%	2.32%	1.24%	2.32%	1.67%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	175.91%	95.88%	175.91%	95.88%	146.30%

Non-accrual leases and loans, end of period	$2,819	$7,650	$2,819	$7,650	$4,557
Renegotiated leases and loans, end of period	$3,024	$6,567	$3,024	$6,567	$4,521
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans (4)	$34	$105	$112	$316	$493
Interest income excluded on non-accrual leases and loans (5)	$39	$168	$42	$367	$103

(1)	The allowance for credit losses allocated to loans at June 30, 2010, June 30, 2009 and December 31, 2009, was $0.2 million, $0.9 million and $0.4 million, respectively.

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
Net charge-offs for the three months ended June 30, 2010 were $3.6 million, or 3.63% of average total finance receivables, compared to $5.1 million, or 4.70% of average total finance receivables, for the three months ended March 31, 2010. Net charge-offs for the three months ended June 30, 2009 were $8.1 million, or 5.54% of average total finance receivables. Approximately one-half of the decrease from the second quarter of 2009 was related to the impact on the calculation of the decrease in average total finance receivables, and approximately one-half of the decrease was due to a lower charge-off rate as a percentage of average total finance receivables. The decrease in net charge-offs during the second quarter of 2010 compared to recent prior periods is primarily due to improving delinquency migrations and lower portfolio balances.
Net charge-offs for the six-month period ended June 30, 2010 were $8.7 million, or 4.19% of average total finance receivables, compared to $16.8 million, or 5.47% of average total finance receivables, for the six-month period ended June 30, 2009. Approximately 60% of the $8.1 million decrease was related to the impact on the calculation of the decrease in average total finance receivables, and approximately 40% of the decrease was due to a lower charge-off rate as a percentage of average total finance receivables. The decrease in net charge-offs during the first six months of 2010 compared to recent prior periods is primarily due to improving delinquency migrations and lower portfolio balances.
Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 1.24% at June 30, 2010, 1.67% at December 31, 2009 and 1.59% at December 31, 2008. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.
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
The Company is currently in discussions with the Federal Reserve Bank in connection with the Federal Reserve Bank’s interpretation of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (SR 06-17) dated December 13, 2006 (the “ALLL Policy Statement”) and the appropriate application of the ALLL Policy Statement to management’s estimates used in determining the Company’s allowance for loan and lease losses (the “Allowance”). We do not know when or if the Company will receive a written determination from the Federal Reserve Bank in connection with such discussions, nor do we know what the contents of any such written determination will be. If, as a result of the review, management determines that it should revise its estimates used to compute the Allowance, such changes could have a material impact on the size of the Allowance.
RESIDUAL PERFORMANCE
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. Based on the minimum lease payments receivable as of June 30, 2010, approximately 70% of our leases were one dollar purchase option leases, 27% were fair market value leases and 3% were fixed purchase option leases, the latter of which typically contain a purchase price equal to 10% of the original equipment cost. As of June 30, 2010, there were $40.2 million of residual assets retained on our Consolidated Balance Sheet, of which $32.4 million, or 80.5%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of June 30, 2010 and December 31, 2009, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.
Fee income included approximately $1.3 million and $1.3 million of net residual income for the three-month periods ended June 30, 2010 and June 30, 2009, respectively. Fee income included approximately $2.7 million and $2.8 million of net residual income for the six-month periods ended June 30, 2010 and June 30, 2009, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $2.0 million and $1.7 million for the three-month periods ended June 30, 2010 and June 30, 2009, respectively. Renewal income net of depreciation totaled approximately $3.9 million and $3.5 million for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.

For the three months ended June 30, 2010, net losses on residual values disposed at end of term totaled $0.6 million compared to net losses of $0.4 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, net losses on residual values disposed at end of term totaled $1.2 million compared to net losses of $0.8 million for the six months ended June 30, 2009. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable term.
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
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base. From its opening to June 30, 2010, MBB has funded $169.2 million of leases and loans through its initial capitalization of $12 million and its issuance of $144.0 million in FDIC insured deposits at an average borrowing rate of 3.52%.
On December 31, 2008, Marlin Business Services Corp. received approval from the FRB to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank. In January 2009, MBB became a commercial bank and a member of the Federal Reserve System, and Marlin Business Services Corp. became a bank holding company. MBB is operating in accordance with its original de novo three-year business plan, which assumed total assets of up to $128 million by March 2011 (the end of the three-year de novo period.)
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
On February 12, 2010 we completed an $80.7 million TALF eligible term asset-backed securitization, of which we elected to defer the issuance of subordinated notes totaling $12.5 million. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and will be recorded in long-term borrowings in the Consolidated Balance Sheets.
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

At June 30, 2010 we have approximately $60.5 million of available borrowing capacity through these facilities in addition to available cash and cash equivalents of $35.2 million. Our debt to equity ratio was 2.07 to 1 at June 30, 2010 and 2.61 to 1 at December 31, 2009.
Net cash provided by investing activities was $53.8 million for the six-month period ended June 30, 2010, compared to net cash provided by investing activities of $90.7 million for the six-month period ended June 30, 2009. Investing activities primarily relate to lease payment activity.
Net cash used in financing activities was $72.6 million for the six-month period ended June 30, 2010, compared to net cash used in financing activities of $103.9 million for the six-month period ended June 30, 2009. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $17.0 million for the six-month period ended June 30, 2010, compared to net cash provided by operating activities of $26.4 million for the six-month period ended June 30, 2009.
We expect cash from operations, additional borrowings on existing and future credit facilities, funds from certificates of deposit through brokers and other financial institutions and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Total Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We primarily fund our originations and growth using advances under our long-term bank facility and certificates of deposit issued through MBB. Total cash and cash equivalents available as of June 30, 2010 totaled $35.2 million compared to $37.1 million at December 31, 2009.
Restricted Interest-earning Deposits with Banks. As of June 30, 2010, we also had $66.5 million of cash that was classified as restricted interest-earning deposits with banks, compared to $63.4 million at December 31, 2009. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $219.0 million at June 30, 2010 and $307.0 million at December 31, 2009. Borrowings outstanding under the Company’s revolving or short-term credit facilities and long-term debt consist of the following:

	For the Six Months Ended June 30, 2010				As of June 30, 2010
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity(1)
	(Dollars in thousands)

Federal funds purchased	$1,600	$—	$—	—%	$—	—%	$1,600
CP conduit warehouse facility(2)	—	59,692	14,427	3.26%	—	—%	—
Term note securitizations(3)	—	265,883	230,944	5.07%	202,857	4.72%	—
Long-term loan facility	75,000	20,413	18,447	5.50%	16,130	5.50%	58,870

	$76,600		$263,818	5.01%	$218,987	4.78%	$60,470

(1)
Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at June 30, 2010, MBB had $8.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

(2)	Converted from a revolving facility to an amortizing facility in March 2009, and was fully repaid in February 2010.

(3)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
Federal Funds Line of Credit with Correspondent Bank
MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $1.6 million.
Federal Reserve Discount Window (“Federal Reserve Advances”)
In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at June 30, 2010, MBB had $8.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.
CP Conduit Warehouse Facility
The CP conduit warehouse facility was repaid in full with the proceeds of the February 12, 2010 term securitization. There is no additional borrowing capacity under this facility.
Term Note Securitizations
On February 12, 2010 we completed an $80.7 million TALF eligible term asset-backed securitization, of which we elected to defer the issuance of subordinated notes totaling $12.5 million. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and is recorded in long-term borrowings in the Consolidated Balance Sheets.
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

Since our founding through June 30, 2010, we have completed ten on-balance-sheet term note securitizations of which four remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned SPEs and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At June 30, 2010 and at December 31, 2009, outstanding term securitizations amounted to $202.9 million and $226.7 million, respectively.
Long-term Loan Facility
On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, MRC, closed on a $75,000,000, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from the Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used as a warehouse facility to fund lease originations. In contrast to previous warehouse facilities, the long-term loan facility does not require annual refinancing. The maturity date of the facility is October 9, 2012. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility.
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
A merger or consolidation with another company in which the Company is not the surviving entity is also an event of default under the financing facilities. The Company’s long-term loan facility contains an acceleration clause allowing the creditor to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, if a “material adverse change” occurs). An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.

Some of the critical financial and credit quality covenants under our borrowing arrangements as of June 30, 2010 include:

	Actual(1)	Requirement
Tangible net worth minimum	$157.7 million	$82.2 million
Debt-to-equity ratio maximum	2.1 to 1	10.0 to 1
Maximum servicer senior leverage ratio	1.63 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	1.78 to 1	1.50 to 1
Maximum portfolio delinquency ratio	1.20%	3.50%
Maximum charge-off ratio	5.37%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.
As of June 30, 2010, the Company was in compliance with terms of the long-term loan facility and the term note securitization agreements.
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
MBB is also subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including minimum capital standards, reserve requirements, terms on which a bank may engage in transactions with its affiliates, restrictions as to dividend payments and numerous other aspects of its operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders.
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
Capital Adequacy. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% out of the total capital (6% to be well-capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“Tier 1 Capital”). The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for loan and lease losses, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities.
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
At June 30, 2010, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.22%, 15.47% and 16.38%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively. At June 30, 2010, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 29.43%, 36.61% and 37.87%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.
Pursuant to the FDIC’s order, MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at June 30, 2010 was $17.9 million, which qualifies for “well capitalized” status. On January 20, 2009, we submitted a request to modify the Order issued when MBB became an industrial bank to eliminate certain inconsistencies between the Order and the FRB approval of MBB as a commercial bank. Until we receive the FDIC’s response to our submission, MBB will continue to operate in accordance with its original de novo three-year business plan, which assumed total assets of up to $128 million by March 2011 (the end of the thee-year de novo period.)
Information on Stock Repurchases
Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.
Contractual Obligations (excluding Deposits)
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of June 30, 2010 were as follows:

	Contractual Obligations as of June 30,
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2010	$74,775	$6,278	$6	$754	$18	$81,831
2011	86,091	3,895	8	1,431	35	91,460
2012	50,411	1,297	4	1,461	18	53,191
2013	7,416	57	4	624	—	8,101
2014	287	1	4	—	—	292
Thereafter	7	—	—	—	—	7

Total	$218,987	$11,528	$26	$4,270	$71	$234,882

(1)	Interest on the long-term loan facility is assumed at the June 30, 2010 rate for the remaining term.

MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 7.1% to 26.6% and averaged 17.4%. At June 30, 2010, $16.1 million, or 7.4%, of our borrowings were variable-rate borrowings.
From time to time, we use derivative financial instruments to attempt to further reduce our exposure to changing cash flows caused by possible changes in interest rates. We use forward starting interest-rate swap agreements to reduce our exposure to changing market interest rates prior to issuing a term note securitization. In this scenario, we usually enter into a forward starting swap to coincide with the forecasted pricing date of future term note securitizations. The intention of this derivative is to reduce possible variations in future cash flows caused by changes in interest rates prior to our forecasted securitization. The value of the derivative contract correlates with the movements of interest rates, and we may choose to hedge all or a portion of forecasted transactions.
All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to the Derivatives and Hedging Topic of the FASB ASC.
Prior to July 1, 2008, these interest-rate swap agreements were designated and accounted for as cash flow hedges of specific term note securitization transactions, as prescribed by U.S. GAAP. Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported net of tax effects in accumulated other comprehensive income on the Consolidated Balance Sheets, until the pricing of the related term securitization was established.
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
The Company was not a party to any active interest-rate swap agreements at June 30, 2010. There were no cash payments related to the termination of derivative contracts for the three-month periods ended June 30, 2010 and June 30, 2009. Cash payments pursuant to the terms of active derivative contracts totaled $1.2 million and $1.1 million for the three-month periods ended June 30, 2010 and June 30, 2009, respectively.

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its special purpose subsidiary’s warehouse borrowing arrangements and for overall interest-rate risk management. Accordingly, these interest-rate cap agreements are recorded at fair value in other assets at $0.1 million and $0.1 million as of June 30, 2010 and December 31, 2009, respectively. The notional amount of interest-rate caps owned as of June 30, 2010 and December 31, 2009 was $94.5 million and $121.4 million, respectively. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.
The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of June 30, 2010.

	Scheduled Maturities by Calendar Year
						Total
					2014 &	Carrying
	2010	2011	2012	2013	Thereafter	Amount
	(Dollars in thousands)

Debt:
Fixed-rate debt	$74,775	$86,091	$34,281	$7,416	$294	$202,857
Average fixed rate	4.97%	5.16%	4.93%	4.08%	5.15%	5.01%
Variable-rate debt	$—	$—	$16,130	$—	$—	$16,130
Average variable rate	—	—	5.50%	—	—	5.50%
Our earnings are sensitive to fluctuations in interest rates. The long-term loan facility charges a variable rate of interest based on LIBOR. Because our assets are predominately fixed-rate, increases in this market interest rate would negatively impact earnings and decreases in the rate would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing under our new leases or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.
For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended June 30, 2010 would have been to reduce net interest and fee income by approximately $0.6 million based on our average variable-rate borrowings of approximately $60.2 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information

Item 1.	Legal Proceedings
We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
The additional risk factor set forth below supplements the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Except as set forth below, there have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Legislative and regulatory reforms may have a significant impact on our business, results of operations and financial condition. Recent conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The United States government has intervened on a broad scale, responding to what has been commonly referred to as the financial crisis, by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits. These programs have subjected financial institutions to additional restrictions, oversight and costs.

In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a sweeping financial reform bill, was signed into law. The Dodd-Frank Act contains provisions that, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators and give shareholders an advisory vote on executive compensation. The Dodd-Frank Act could substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.
The Dodd-Frank Act adds sweeping deposit insurance provisions. Deposit insurance assessments in the future will be based upon a bank’s average consolidated total assets minus its average tangible equity, rather than upon its deposit base. The changes also make the $250,000 deposit insurance limit permanent, extend the Transaction Account Guarantee program, and expand the FDIC’s authority to raise insurance premiums by setting a target ratio as high as the FDIC determines to be appropriate. The Dodd-Frank Act also restricts proprietary trading and the derivatives activities of banks and their affiliates.
Many provisions of the Dodd-Frank Act require the adoption of rules to implement. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislative or regulatory action. The effect of the Dodd-Frank Act and its implementing regulations on our business and operations could be significant. In addition, we may be required to invest significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that are required to be issued under it. The Dodd-Frank Act, any related legislation and any implementing regulations could have a significant adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information on Stock Repurchases
On November 2, 2007, the Board approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.
There were no shares of common stock repurchased by the Company pursuant to the above plan during the three-month period ended June 30, 2010. As of June 30, 2010, the maximum approximate dollar value of shares that may yet be purchased under the stock repurchase plan is $10.7 million.
In addition to the repurchases described above, pursuant to the 2003 Equity Plan, participants may have shares withheld to cover income taxes. There were 3,570 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended June 30, 2010, at an average cost of $12.08 per share.
At the October 28, 2009 annual stockholders’ meeting, the shareholders voted to approve an amendment to the 2003 Plan to allow a one-time stock option exchange program for the Company’s employees, to commence within six months following the annual meeting. The exchange program tender offer was issued on April 23, 2010. Based on employees’ elections, the program allowed us to cancel, on May 24, 2010, 208,774 underwater stock options with an average exercise price of $19.13 in exchange for the grant of 141,421 stock options with an exercise price of $12.41, equal to the closing price of our common stock on the date of grant. The new option grants also have a new vesting schedule and 7-year term. No incremental compensation expense was recognized as a result of the exchange program.

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
Date: August 6, 2010