Form 10-Q
period 2010-09-30
MARLIN BUSINESS SERVICES CORP
filed 2010-11-09
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
At October 29, 2010, 12,872,071 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2010

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
	(Dollars in thousands, except per-
	share data)
ASSETS
Cash and due from banks	$1,310	$1,372
Interest-earning deposits with banks	42,790	35,685

Total cash and cash equivalents	44,100	37,057
Restricted interest-earning deposits with banks (includes $44.8 million and $57.1 million, respectively, related to consolidated variable interest entities (“VIEs”))	47,384	63,400
Securities available for sale (amortized cost of $1.5 million)	1,557	—
Net investment in leases and loans (includes $184.3 million and $238.0 million, respectively, related to consolidated VIEs)	361,143	448,610
Property and equipment, net	2,020	2,431
Property tax receivables	592	1,135
Other assets	9,509	13,170

Total assets	$466,305	$565,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$—	$62,541
Long-term borrowings (includes $159.5 million and $226.7 million, respectively, related to consolidated VIEs)	191,858	244,445
Deposits	95,358	80,288
Other liabilities:
Fair value of derivatives	—	2,408
Sales and property taxes payable	5,291	4,197
Accounts payable and accrued expenses	7,198	7,649
Net deferred income tax liability	12,090	16,037

Total liabilities	311,795	417,565

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,870,979 and 12,778,935 shares issued and outstanding, respectively	129	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	86,608	84,674
Stock subscription receivable	(2)	(3)
Accumulated other comprehensive loss	(153)	(267)
Retained earnings	67,928	63,706

Total stockholders’ equity	154,510	148,238

Total liabilities and stockholders’ equity	$466,305	$565,803

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per-share data)

Interest income	$11,421	$15,591	$36,245	$51,944
Fee income	3,567	4,288	10,884	13,702

Interest and fee income	14,988	19,879	47,129	65,646
Interest expense	3,590	6,448	12,204	21,724

Net interest and fee income	11,398	13,431	34,925	43,922
Provision for credit losses	2,083	5,951	7,700	21,493

Net interest and fee income after provision for credit losses	9,315	7,480	27,225	22,429

Other income:
Insurance income	985	1,186	3,130	4,051
Gain (loss) on derivatives	(9)	(1,164)	(128)	(1,825)
Other income	354	409	948	1,205

Other income	1,330	431	3,950	3,431

Other expense:
Salaries and benefits	4,947	4,051	14,659	14,994
General and administrative	3,156	3,076	9,275	9,761
Financing related costs	131	51	433	361

Other expense	8,234	7,178	24,367	25,116

Income before income taxes	2,411	733	6,808	744
Income tax expense	977	225	2,586	169

Net income	$1,434	$508	$4,222	$575

Basic earnings per share	$0.11	$0.04	$0.33	$0.05
Diluted earnings per share	$0.11	$0.04	$0.33	$0.05

Weighted average shares used in computing basic earnings per share	12,872,123	12,607,147	12,826,263	12,499,578
Weighted average shares used in computing diluted earnings per share	12,933,439	12,649,800	12,888,662	12,522,685
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
		Common	Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)

Balance, December 31, 2008	12,246,405	$122	$83,671	$(5)	$167	$62,670	$146,625
Issuance of common stock	35,004	1	105	—	—	—	106
Repurchase of common stock	(102,614)	(1)	(399)	—	—	—	(400)
Exercise of stock options	40,424	—	167	—	—	—	167
Tax benefit on stock options exercised	—	—	48	—	—	—	48
Stock option compensation recognized	—	—	298	—	—	—	298
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	559,716	6	(6)	—	—	—	—
Restricted stock compensation recognized	—	—	790	—	—	—	790
Net change related to derivatives, net of tax	—	—	—	—	(434)	—	(434)
Net income	—	—	—	—	—	1,036	1,036

Balance, December 31, 2009	12,778,935	$128	$84,674	$(3)	$(267)	$63,706	$148,238
Issuance of common stock	10,479	—	73	—	—	—	73
Repurchase of common stock	(61,442)	(1)	(561)	—	—	—	(562)
Exercise of stock options	35,864	1	161	—	—	—	162
Tax benefit on stock options exercised	—	—	72	—	—	—	72
Stock option compensation recognized	—	—	166	—	—	—	166
Payment of receivables	—	—	—	1	—	—	1
Restricted stock grant	107,143	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	2,024	—	—	—	2,024
Net change related to derivatives, net of tax	—	—	—	—	95	—	95
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	19	—	19
Net income	—	—	—	—	—	4,222	4,222

Balance, September 30, 2010	12,870,979	$129	$86,608	$(2)	$(153)	$67,928	$154,510

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$4,222	$575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,938	1,844
Stock-based compensation	2,190	1,006
Excess tax benefits from stock-based payment arrangements	(72)	(5)
Amortization of deferred net loss on cash flow hedge derivatives	158	113
Change in fair value of derivatives	(2,291)	(997)
Cash flow hedge gains reclassified from accumulated other comprehensive income	—	(642)
Provision for credit losses	7,700	21,493
Net deferred income taxes	(4,021)	(1,726)
Amortization of deferred initial direct costs and fees	5,488	9,482
Deferred initial direct costs and fees	(2,449)	(2,039)
Loss on equipment disposed	1,806	1,259
Effect of changes in other operating items:
Other assets	4,467	4,933
Other liabilities	668	(935)

Net cash provided by operating activities	19,804	34,361

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(91,477)	(68,904)
Principal collections on leases and loans	164,783	207,923
Security deposits collected, net of refunds	(2,110)	(3,415)
Proceeds from the sale of equipment	3,727	3,754
Acquisitions of property and equipment	(332)	(366)
Change in restricted interest-earning deposits with banks	16,016	1,292
Purchases of securities available for sale	(1,527)	—

Net cash provided by investing activities	89,080	140,284

Cash flows from financing activities:
Issuances of common stock	74	56
Repurchases of common stock	(562)	(400)
Exercise of stock options	162	44
Excess tax benefits from stock-based payment arrangements	72	5
Debt issuance costs	(1,529)	(512)
Term securitization advances	68,169	—
Term securitization repayments	(135,383)	(166,279)
Warehouse and bank facility advances	24,488	42,130
Warehouse and bank facility repayments	(72,402)	(57,393)
Other short-term borrowing advances	—	2,200
Other short-term borrowing repayments	—	(1,000)
Increase in deposits	15,070	16,675

Net cash used in financing activities	(101,841)	(164,474)

Net increase (decrease) in total cash and cash equivalents	7,043	10,171
Total cash and cash equivalents, beginning of period	37,057	40,270

Total cash and cash equivalents, end of period	$44,100	$50,441

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$10,957	$20,546
Cash paid for income taxes, net of refunds received	$3,710	$806
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Organization
Description
Through its principal operating subsidiary, Marlin Leasing Corporation, Marlin Business Services Corp. provides equipment leasing solutions nationwide, primarily to small businesses in a segment of the equipment leasing market commonly referred to as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers including copiers, telephone systems, computers and certain commercial and industrial equipment. Effective March 12, 2008, the Company opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB currently provides diversification of the Company’s funding sources through the issuance of certificates of deposit. Marlin Business Services Corp. is managed as a single business segment. Marlin Business Services Corp. is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act.
References to the “Company,” “we,” “us” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2010 and the results of operations for the three- and nine-month periods ended September 30, 2010 and 2009, and cash flows for the nine-month periods ended September 30, 2010 and 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2010. The consolidated results of operations for the three- and nine-month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results for the respective full years or any other period. All intercompany accounts and transactions have been eliminated in consolidation.
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
Modifications to leases are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840. Modifications resulting in renegotiated leases may include reductions in payment and extensions in term. However, such renegotiated leases are not granted concessions regarding implicit rates or reductions in total amounts due. Modifications may be granted on a one-time basis in situations that indicate the lessee is experiencing a temporary, timing issue and has a high likelihood of success with a revised payment plan. After a modification, a lease’s accrual status is based on compliance with the modified terms.
Fee income. Fee income consists of fees for delinquent lease and loan payments, cash collected on early termination of leases and net residual income. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed of at the end of a lease’s term. Residual income is recognized as earned. Additional information regarding lease residual values is included in the following “Lease residual values” section of this Note 2.

Fee income from delinquent lease payments is recognized on an accrual basis based on anticipated collection rates. At a minimum of every quarter, an analysis of anticipated collection rates is performed based on updates to collection history. Adjustments in the anticipated collection rate assumptions are made as needed based on this analysis. Other fees are recognized when received.
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
The Company records an estimated residual value at lease inception for all fair market value and fixed purchase option leases based on a percentage of the equipment cost of the asset being leased. The percentages used depend on equipment type and term. In setting and reviewing estimated residual values, the Company focuses its analysis primarily on total historical and expected realization statistics pertaining to both lease renewals and sales of equipment.
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
Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, to purchase the leased equipment or to return the leased equipment than it does to the equipment type. Management performs periodic reviews of the estimated residual values and historic realization statistics no less frequently than quarterly and any impairment, if other than temporary, is recognized in the current period.
Allowance for credit losses. In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses.

We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross section of variables including industry, geography, equipment type, obligor and vendor. We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis, historic delinquencies and charge-offs, historic bankruptcies, historic performance of restructured accounts and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic conditions and trends or business practices at the reporting date that are different from the periods used in the quantitative analysis.
The various factors used in the analysis are reviewed periodically, and no less frequently than quarterly. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.
Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the extent we add new leases and loans to our portfolios, or to the degree credit quality is worse than expected, we record expense to increase the allowance for credit losses to reflect the estimated net losses inherent in our portfolios. Actual losses may vary from current estimates.
In our Form 10-Q filed on August 6, 2010, we disclosed that we were in discussions with the Federal Reserve Bank in connection with the Federal Reserve Bank’s interpretation of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (SR 06-17) dated December 13, 2006 (the “ALLL Policy Statement”) and the appropriate application of the ALLL Policy Statement to management’s estimates used in determining the Company’s allowance for credit losses (the “Allowance”). On October 27, 2010, MBB received a written determination from the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions (the “MBB Report”). We do not believe that any of the recommendations in the MBB Report require a material adjustment by the Company.
While the Company has not received a written determination from the Federal Reserve Bank of Philadelphia in connection with the ALLL Policy Statement and Allowance discussions, if the Company receives such a written determination and if, as a result of the Company’s review of such written determination, management determines that it should revise its estimates or methodology used to compute the Allowance, such changes could have a material impact on the size of the Allowance.
Securitizations. From inception to September 30, 2010, the Company has completed ten term note securitizations of which seven have been repaid. In connection with each transaction, the Company established a bankruptcy remote special-purpose subsidiary (“SPE”) and issued term debt to institutional investors. These SPEs are considered VIEs under U.S. GAAP. The Company is required to consolidate VIEs in which it is deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company continues to service the assets of its VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
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
At September 30, 2010, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2007 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2006 through the present are subject to examination.

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

NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Minimum lease payments receivable	$397,683	$494,954
Estimated residual value of equipment	38,859	43,928
Unearned lease income, net of initial direct costs and fees deferred	(62,900)	(74,823)
Security deposits	(5,570)	(7,681)
Loans, including unamortized deferred fees and costs	1,426	4,425
Allowance for credit losses	(8,355)	(12,193)

	$361,143	$448,610

At September 30, 2010, a total of $236.2 million of minimum lease payments receivable are assigned as collateral for borrowings, including the amounts related to consolidated VIEs.
Initial direct costs net of fees deferred were $7.2 million and $10.2 million as of September 30, 2010, and December 31, 2009, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At September 30, 2010 and December 31, 2009, $31.9 million and $35.1 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.
Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of September 30, 2010:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)

Period Ending December 31,
2010	$53,197	$10,752
2011	173,560	29,435
2012	99,967	14,558
2013	47,262	5,924
2014	18,229	1,935
Thereafter	5,468	296

	$397,683	$62,900

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of September 30, 2010 and December 31, 2009, the Company maintained total finance receivables which were on a non-accrual basis of $2.4 million and $4.6 million, respectively. As of September 30, 2010 and December 31, 2009, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $2.6 million and $4.5 million, respectively.

NOTE 4 — Allowance for Credit Losses
Net investments in leases and loans are generally charged-off when they are contractually past due for 121 days based on the historical net loss rates realized by the Company.
Activity in this account is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)

Allowance for credit losses, beginning of period	$9,151	$13,978	$12,193	$15,283

Charge-offs	(3,659)	(8,605)	(14,023)	(26,947)
Recoveries	780	969	2,485	2,464

Net charge-offs	(2,879)	(7,636)	(11,538)	(24,483)

Provision for credit losses	2,083	5,951	7,700	21,493

Allowance for credit losses, end of period	$8,355	$12,293	$8,355	$12,293

In our Form 10-Q filed on August 6, 2010, we disclosed that we were in discussions with the Federal Reserve Bank in connection with the Federal Reserve Bank’s interpretation of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (SR 06-17) dated December 13, 2006 (the “ALLL Policy Statement”) and the appropriate application of the ALLL Policy Statement to management’s estimates used in determining the Company’s allowance for credit losses (the “Allowance”). On October 27, 2010, MBB received a written determination from the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions (the “MBB Report”). We do not believe that any of the recommendations in the MBB Report require a material adjustment by the Company.
While the Company has not received a written determination from the Federal Reserve Bank of Philadelphia in connection with the ALLL Policy Statement and Allowance discussions, if the Company receives such a written determination and if, as a result of the Company’s review of such written determination, management determines that it should revise its estimates or methodology used to compute the Allowance, such changes could have a material impact on the size of the Allowance.
NOTE 5 — Other Assets
Other assets are comprised of the following:

	September 30,	December 31.
	2010	2009
	(Dollars in thousands)

Accrued fees receivable	$2,407	$3,189
Deferred transaction costs	2,398	1,893
Prepaid expenses	822	1,360
Income taxes receivable	2,353	5,178
Other	1,529	1,550

	$9,509	$13,170

NOTE 6 — Commitments and Contingencies
The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 7 — Short-term and Long-term Borrowings
Borrowings with an original maturity of less than one year are classified as short-term borrowings. The Company’s commercial paper (“CP”) conduit warehouse facility is classified as short-term borrowings, along with MBB’s federal funds purchased. Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations and long-term loan facilities are classified as long-term borrowings.
Scheduled principal and interest payments on outstanding borrowings as of September 30, 2010 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)

Period Ending December 31,
2010	$32,787	$4,886
2011	84,789	3,966
2012	66,517	1,744
2013	7,465	27
2014	294	1
Thereafter	6	—

Total	$191,858	$10,624

(1)	Interest on variable-rate long-term loan facilities is assumed at the September 30, 2010 rate for the remaining term.
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
On September 24, 2010, the Company’s affiliate, Marlin Leasing Receivables XIII LLC (“MLR XIII”), closed on a $50,000,000 three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.

NOTE 8 — Deposits
Effective March 12, 2008, the Company opened MBB. MBB currently provides diversification of the Company’s funding sources primarily through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of September 30, 2010, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in
thousands)

Period Ending December 31,
2010	$9,864
2011	31,428
2012	26,365
2013	18,200
2014	6,302
Thereafter	3,199

$95,358

All time deposits are in denominations of less than $250,000 and all are fully insured by the FDIC. The weighted average all-in interest rate of deposits outstanding at September 30, 2010 was 2.69%.

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
During 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. As a result, a $0.2 million pretax ($0.1 million after-tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives for the three-month period ended September 30, 2009. For the nine-month period ended September 30, 2009, a pretax gain of $0.6 million ($0.4 million after-tax) on the related cash flow hedges was reclassified from accumulated other comprehensive income into gain (loss) on derivatives.

The Company was not a party to any active interest-rate swap agreements at September 30, 2010. The following table summarizes specific information regarding the terminated interest-rate swap agreements described above:

				June/
For Terminated Agreements:	August,	Various,	August	September
Inception Date	2006/2007	2007/2008	2006/2007	2005

	October,	October,	October,	September,
Commencement Date	2008	2009	2007	2006

	June	May/October,	October,	September,
Termination Date	2010	2009	2007	2006
	(Dollars in thousands)

Notional amount	$100,000	$150,000	$300,000	$225,000
Realized gain (loss) at termination	$—	$(7,316)	$(2,683)	$3,732
Deferred gain (loss), net of tax, recorded in equity:
September 30, 2010	$—	$—	$(172)	$—
December 31, 2009	$—	$—	$(357)	$90
Amortization recognized as increase (decrease) in interest expense:
Nine months ended September 30, 2010	$—	$—	$308	$(150)
Year ended December 31, 2009	$—	$—	$699	$(514)
Expected amortization during next 12 months as an increase in interest expense	$—	$—	$209	$—
The Company recorded a gain (loss) on derivatives activities for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Change in fair value of derivative contracts	$(9)	$(1,397)	$(128)	$(2,467)

Cash flow hedging gains on forecasted transactions no longer probable of occurring(1)	—	233	—	642

Gain (loss) on derivatives	$(9)	$(1,164)	$(128)	$(1,825)

(1)	Reclassified from accumulated other comprehensive income
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its SPEs’ warehouse borrowing arrangements and for overall interest-rate risk management. Accordingly, these cap agreements are recorded at fair value in other assets at $2 thousand and $0.1 million as of September 30, 2010 and December 31, 2009, respectively. The notional amount of interest-rate caps owned as of September 30, 2010 and December 31, 2009 was $81.5 million and $121.4 million, respectively. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.

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
•
Level 2 — Inputs to the valuation may include quoted prices for similar assets and liabilities in active or inactive markets, and inputs other than quoted prices, such as interest rates and yield curves, which are observable for the asset or liability for substantially the full term of the financial instrument.

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
All of the Company’s derivatives are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 2. The fair value of securities available for sale is computed using fair value measurements classified as Level 1, since prices are obtained from a quoted market. The Company’s balances measured at fair value on a recurring basis include the following as of September 30, 2010:

	September 30, 2010		December 31, 2009
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)

Assets
Securities available for sale	$1,557	$—	$—	$—
Interest-rate caps purchased	—	2	—	119

Liabilities
Interest-rate swaps	$—	$—	$—	$2,408
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
The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Assets
Cash and cash equivalents	$44,100	$44,100	$37,057	$37,057
Restricted interest-earning deposits with banks	47,384	47,384	63,400	63,400
Securities available for sale	1,557	1,557	—	—
Loans	1,284	1,280	4,026	3,969
Interest-rate caps purchased	2	2	119	119

Liabilities
Short-term borrowings	—	—	62,541	62,541
Long-term borrowings	191,858	198,263	244,445	244,477
Deposits	95,358	97,404	80,288	81,903
Accounts payable and accrued expenses (1)	12,489	12,489	11,846	11,846
Interest-rate swaps	—	—	2,408	2,408

(1)	Includes sales and property taxes payable.
The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.
(a) Cash and Cash Equivalents
The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of September 30, 2010, and December 31, 2009, because they bear interest at market rates and have maturities of less than 90 days.
(b) Restricted Interest-earning Deposits with Banks
The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at September 30, 2010 and December 31, 2009.

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
(g) Accounts Payable and Accrued Expenses
The carrying amount of the Company’s accounts payable approximates fair value as of September 30, 2010 and December 31, 2009, because of the relatively short timeframe to realization.
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
The following table provides net income and shares used in computing basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per-share data)

Net income	$1,434	$508	$4,222	$575

Weighted average common shares outstanding	11,919,693	11,708,401	11,876,168	11,686,120
Add: Unvested restricted stock awards considered participating securities	952,430	898,746	950,095	813,458

Adjusted weighted average common shares used in computing basic EPS	12,872,123	12,607,147	12,826,263	12,499,578
Add: Effect of dilutive stock options	61,316	42,653	62,399	23,107

Adjusted weighted average common shares used in computing diluted EPS	12,933,439	12,649,800	12,888,662	12,522,685

Net earnings per common share:
Basic	$0.11	$0.04	$0.33	$0.05

Diluted	$0.11	$0.04	$0.33	$0.05

For the three-month periods ended September 30, 2010 and September 30, 2009, options to purchase 344,950 and 649,672 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.
For the nine-month periods ended September 30, 2010 and September 30, 2009, options to purchase 406,827 and 683,566 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 12 — Comprehensive Income (Loss)
The following table details the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income, as reported	$1,434	$508	$4,222	$575

Other comprehensive income:
Reclassification of cash flow hedging gains on forecasted transactions no longer probable of occurring	—	(233)	—	(642)
Amortization of net deferred losses on cash flow hedge derivatives	76	47	158	113
Change in fair value of securities available for sale	11	—	31	—
Tax effect	(35)	74	(75)	210

Total other comprehensive income (loss)	52	(112)	114	(319)

Comprehensive income	$1,486	$396	$4,336	$256

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
The Company purchased 2,847 shares of its common stock for $0.03 million during the three- and nine-month periods ended September 30, 2010. There were no repurchases during the three-month period ended September 30, 2009. The Company purchased 88,894 shares of its common stock for $0.3 million during the nine-month period ended September 30, 2009. At September 30, 2010, the Company had $10.6 million remaining in its stock repurchase plan authorized by the Board.
In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 425 and 58,595 shares repurchased to cover income taxes during the three- and nine-month periods ended September 30, 2010, at average per-share costs of $10.87 and $9.09, respectively. There were no shares repurchased to cover income taxes during the three-month period ended September 30, 2009. There were 13,720 shares repurchased to cover income taxes during the nine-month period ended September 30, 2009, at an average cost of $3.89.
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
On January 20, 2009, MBB submitted a modification request to the FDIC related to the order issued by the FDIC on March 20, 2007 (the “Order”) to eliminate certain inconsistencies between the Order and the FRB approval of MBB as a commercial bank. Until we receive the FDIC’s response to our submission, MBB intends to continue operating in accordance with its original de novo three-year business plan, which assumed total assets of up to $128 million by March 2011 (the end of the three-year de novo period).
On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the FRB’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of its reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd.
MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company will provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at September 30, 2010 was $19.1 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At September 30, 2010, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations. MBB is designated a Risk Category I institution for purposes of the risk-based assessment for FDIC deposit insurance. Risk Category I institutions pay the lowest tier of premiums for their deposit insurance.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at September 30, 2010.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)

Tier 1 Leverage Capital
Marlin Business Services Corp.	31.92%	$154,663	4%	$19,380	5%		$24,225
Marlin Business Bank	15.53%	$19,047	5%	$6,134	5%		$6,134
Tier 1 Risk-based Capital
Marlin Business Services Corp.	38.98%	$154,663	4%	$15,871	6%		$23,806
Marlin Business Bank	16.37%	$19,047	6%	$6,980	6%		$6,980
Total Risk-based Capital
Marlin Business Services Corp.	40.24%	$159,665	8%	$31,742	10%		$39,677
Marlin Business Bank	17.61%	$20,485	15%	$17,451	10	% (1)	$11,634

(1)	MBB is required to maintain “well-capitalized” status. In addition, MBB must maintain a total risk-based capital ratio greater than 15%.
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
Pursuant to the Order, MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at September 30, 2010 was $19.1 million, which qualifies for “well capitalized” status.
Dividends. The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. Pursuant to the Order, MBB is not permitted to pay dividends during the first three years of operations without the prior written approval of the FDIC and the State of Utah.
NOTE 14 — Stock-Based Compensation
Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Board have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Board. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 3,300,000. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 476,405 shares available for future grants under the 2003 Plan as of September 30, 2010.
Total stock-based compensation expense was $0.4 million for the three-month period ended September 30, 2010 and $0.4 million for the three-month period ended September 30, 2009. Total stock-based compensation expense was $2.2 million and $1.0 million for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.1 million and $0.1 million for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of September 30, 2010. There were no revisions to performance assumptions during the nine-month periods ended September 30, 2010 and September 30, 2009.
The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
There were no stock options granted during the three-month period ended September 30, 2010 and no stock options granted during the nine-month period ended September 30, 2009. In addition to the stock options granted pursuant to the stock option exchange program discussed below, there were 5,000 stock options granted during the nine-month period ended September 30, 2010.
The fair value of each stock option granted during the nine-month period ended September 30, 2010 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the nine-month period ended September 30, 2010 was $7.64 per share, excluding the stock options granted pursuant to the stock option exchange program discussed below.

The following weighted average assumptions were used for valuing option grants made during the nine-month period ended September 30, 2010:

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
At the October 28, 2009 annual stockholders’ meeting, the shareholders voted to approve an amendment to the 2003 Plan to allow a one-time stock option exchange program for the Company’s employees, to commence within six months following the annual meeting. The exchange program tender offer was issued on April 23, 2010. Based on employees’ elections, the program allowed us to cancel, on May 24, 2010, 208,774 underwater stock options with an average exercise price of $19.13 in exchange for the grant of 141,421 stock options with an exercise price of $12.41, equal to the closing price of our common stock on the date of grant. The new option grants also have a new vesting schedule and seven-year term. No incremental compensation expense was recognized as a result of the exchange program. The options cancelled and the new grants issued pursuant to this exchange are included in the table below as forfeited and granted option activity, respectively.
A summary of option activity for the nine months ended September 30, 2010 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share
Outstanding, December 31, 2009	778,161	$12.20
Granted	146,421	12.40
Exercised	(35,864)	4.49
Forfeited	(240,565)	19.42
Expired	—	—

Outstanding, September 30, 2010	648,153	9.99

During the three-month periods ended September 30, 2010 and September 30, 2009, the Company recognized total compensation expense related to options of $0.1 million and $0.1 million, respectively. During the nine-month periods ended September 30, 2010 and September 30, 2009, the Company recognized total compensation expense related to options of $0.2 million and $0.3 million, respectively.
There were no stock options exercised during the three-month period ended September 30, 2010. There were 3,691 stock options exercised for the three-month period ended September 30, 2009. The total pretax intrinsic value of stock options exercised was $0.1 million for the three-month period ended September 30, 2009. The related tax benefit realized from the exercise of stock options for the three-month period ended September 30, 2009 was $0.1 million.
The total pretax intrinsic values of stock options exercised were $0.2 million and $0.1 million for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively. The related tax benefits realized from the exercise of stock options for the nine-month periods ended September 30, 2010 and September 30, 2009 were $0.1 million and $0.1 million, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2010:

Options Oustanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$3.39	85,925	1.5	$3.39	$740	85,925	1.5	$3.39	$740
$7.17 – 10.18	354,528	3.5	9.43	911	181,712	2.6	9.55	445
$12.08 – 12.41	145,612	6.6	12.40	—	—	n/a	n/a	n/a
$14.00 – 16.01	39,984	3.3	14.33	—	36,835	3.2	14.33	—
$19.78 – 21.50	22,104	2.7	20.80	—	22,104	2.7	20.80	—

	648,153	3.9	9.99	$1,651	326,576	2.4	9.23	$1,185

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.00 as of September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.
As of September 30, 2010, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.2 million and the weighted average period over which these awards are expected to be recognized was 1.6 years, based on the most probable performance assumptions as of September 30, 2010. In the event maximum performance targets are achieved, an additional $0.7 million of compensation cost would be recognized over a weighted average period of 1.9 years.
Restricted Stock Awards
Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The vesting period for restricted stock awards generally ranges from three to 10 years, though certain awards for special projects may vest in as little as one year depending on the duration of the project. All awards issued contain service conditions based on the participant’s continued service with the Company, and may provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
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
Of the total restricted stock awards granted during the nine-month period ended September 30, 2010, 40,140 shares may be subject to accelerated vesting based on performance factors; no shares have vesting contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of September 30, 2010. There were no revisions to performance assumptions for the nine-month periods ended September 30, 2010 and September 30, 2009, although vesting was accelerated in 2010 on certain awards based on an annual evaluation of the achievement of performance criteria, as described below.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board service.

The following table summarizes the activity of the non-vested restricted stock during the nine months ended September 30, 2010:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2009	1,023,403	$7.74
Granted	121,385	10.53
Vested	(177,117)	8.16
Forfeited	(14,292)	16.04

Outstanding at September 30, 2010	953,379	7.89

During the three-month periods ended September 30, 2010 and September 30, 2009, the Company granted restricted stock awards with grant date fair values totaling $0.1 million and $0.1 million, respectively. During the nine-month periods ended September 30, 2010 and September 30, 2009, the Company granted restricted stock awards with grant date fair values totaling $1.3 million and $3.1 million, respectively.
As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.4 million and $0.3 million of compensation expense related to restricted stock for the three-month periods ended September 30, 2010 and September 30, 2009, respectively. The Company recognized $2.0 million and $0.7 million of compensation expense related to restricted stock for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively.
Of the $2.0 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2010, approximately $0.8 million related to the acceleration of vesting based on an annual evaluation of the achievement of certain performance criteria during the first quarter 2010.
As of September 30, 2010, there was $4.6 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.0 years, based on the most probable performance assumptions as of September 30, 2010. In the event performance targets are achieved, $1.7 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 0.9 years, and an additional $0.1 million of compensation cost would be recognized over a weighted average period of 0.9 years. In addition, certain of the awards granted during 2009 may result in the issuance of 143,119 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.
The fair values of shares that vested during the three-month period ended September 30, 2010 were $0.1 million. There were no shares that vested during the three-month period ended September 30, 2009. The fair values of shares that vested during the nine-month periods ended September 30, 2010 and September 30, 2009 were $1.6 million and $0.2 million, respectively.

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
Overview
We are a nationwide provider of equipment financing solutions, primarily to small businesses. We finance over 100 categories of commercial equipment important to our end user customers including copiers, certain commercial and industrial equipment, security systems, computers and telecommunications equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a much lesser extent, through relationships with lease brokers and through direct solicitation of our end user customers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2010, our lease portfolio consisted of approximately 75,000 accounts with an average original term of 50 months and average original transaction size of approximately $11,300.
Since our founding in 1997, we have grown to $466.3 million in total assets at September 30, 2010. Our assets are substantially comprised of our net investment in leases and loans which totaled $361.1 million at September 30, 2010.
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
On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the FRB’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of its reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	Nine Months
	Ended
	September 30,	As of or For the Year Ended December 31,
	2010	2009	2008	2007	2006	2005

Number of sales account executives	84	38	86	118	100	103
Number of originating sources(1)	564	465	1,014	1,246	1,295	1,295

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended September 30, 2010, our annualized net credit losses were 3.10% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.
Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 69% of our lease portfolio at September 30, 2010 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity securities. Our variable-rate borrowing currently consists of long-term loan facilities. We have traditionally issued fixed-rate term debt through the asset-backed securitization market. Historically, leases have been funded through variable-rate warehouse facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of September 30, 2010, $159.5 million, or 83.1%, of our borrowings were fixed-rate term note securitizations.
In addition, since its opening on March 12, 2008, MBB provides diversification of the Company’s funding sources through the issuance of FDIC-insured certificates of deposit raised nationally primarily through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of September 30, 2010, total deposits were $95.4 million.
Fixed rate leases not funded with deposits are initially financed with variable-rate debt. Therefore, our earnings are exposed to interest rate risk should interest rates rise before we complete our fixed-rate borrowings. We generally benefit in times of falling and low interest rates. Although, in contrast to previous warehouse facilities our current long-term loan facilities do not require annual refinancing, failure to renew the existing facilities or to obtain additional financing would represent a restriction on our growth and future financial performance.

On February 12, 2010, we completed an $80.7 million TALF-eligible term asset-backed securitization. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and will be recorded in long-term borrowings in the Consolidated Balance Sheets. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.
On September 24, 2010, the Company’s affiliate, Marlin Leasing Receivables XIII LLC (“MLR XIII”), closed on a $50,000,000 three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.
We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to the Derivatives and Hedging Topic of the FASB ASC. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. The Company was not a party to any active interest-rate swap agreements at September 30, 2010.
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
Fee income consists of fees for delinquent lease and loan payments, cash collected on early termination of leases and net residual income. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of a lease’s term. Residual income is recognized as earned.
Fee income from delinquent lease payments is recognized on an accrual basis based on anticipated collection rates. At a minimum of every quarter, an analysis of anticipated collection rates is performed based on updates to collection experience. Adjustments in anticipated collection rate assumptions are made as needed based on this analysis. Other fees are recognized when received.
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
The Company records an estimated residual value at lease inception for all fair market value and fixed purchase option leases based on a percentage of the equipment cost of the asset being leased. The percentages used depend on equipment type and term. In setting and reviewing estimated residual values, the Company focuses its analysis primarily on total historical and expected realization statistics pertaining to both lease renewals and sales of equipment.
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
Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, to purchase the leased equipment or to return the leased equipment than it does to the equipment type. Management performs periodic reviews of the estimated residual values and historic realization statistics no less frequently than quarterly and any impairment, if other than temporary, is recognized in the current period.
Allowance for credit losses. In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses.
We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross section of variables including industry, geography, equipment type, obligor and vendor. We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis, historic delinquencies and charge-offs, historic bankruptcies, historic performance of restructured accounts and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic conditions and trends or business practices at the reporting date that are different from the periods used in the quantitative analysis. Adjustments due to such qualitative factors increased the allowance for credit losses by approximately $0.4 million and $0.8 million at September 30, 2010 and December 31, 2009, respectively.
The various factors used in the analysis are reviewed periodically, and no less frequently than quarterly. We then establish an allowance for credit losses for the projected probable net credit losses based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolios, bankruptcy laws and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. To the extent we add new leases and loans to our portfolios, or to the degree credit quality is worse than expected, we record expense to increase the allowance for credit losses for the estimated net losses inherent in our portfolios. Actual losses may vary from current estimates.
Securitizations. From inception to September 30, 2010, we have completed ten term note securitizations of which seven have been repaid. In connection with each transaction, we established a bankruptcy remote SPE and issued term debt to institutional investors. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.
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
At September 30, 2010, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2007 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2006 through the present are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended September 30, 2010 and September 30, 2009
Net income. Net income of $1.4 million was reported for the three-month period ended September 30, 2010, resulting in diluted earnings per share of $0.11. Last year’s net income of $0.5 million for the three-month period ended September 30, 2009 reflects an after-tax charge of approximately $0.7 million due to the charge on derivatives. Excluding the impact of this after-tax charge in 2009, net income would have been $1.2 million for the three-month period ended September 30, 2009, resulting in adjusted diluted earnings per share of $0.10 for the three-month period ended September 30, 2009. The exclusion of the impact on derivatives removes the volatility resulting from derivatives activities subsequent to discontinuing hedge accounting in July 2008.
Excluding the after-tax impact on derivatives identified above, return on average assets was 1.20% for the three-month period ended September 30, 2010, compared to a return of 0.73% for the three-month period ended September 30, 2009. On the same basis, return on average equity was 3.75% for the three-month period ended September 30, 2010, compared to a return of 3.27% for the three-month period ended September 30, 2009.

The provision for credit losses decreased $3.9 million, or 65.0%, to $2.1 million for the three-month period ended September 30, 2010 from $6.0 million for the same period in 2009, primarily due to a reduced portfolio size, lower charge-offs and improved delinquencies. For the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009, net interest and fee income decreased $2.0 million, or 14.9%, primarily due to a 29.4% decrease in average total finance receivables. Other expenses increased $1.0 million, or 13.9%, for the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009, primarily due to increased salaries and benefits expense related to increased sales staffing levels.
Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2010 decreased 29.4% to $371.8 million compared to $526.8 million for the three-month period ended September 30, 2009. Although we continue to respond to current economic conditions with restrictive credit standards, we have begun rebuilding the sales organization to increase originations.
During the three months ended September 30, 2010, we generated 3,253 new leases with a cost of $35.8 million compared to 1,916 new leases with a cost of $16.8 million generated for the three months ended September 30, 2009. Much of the change in volume is the result of increasing sales staffing levels, which were 84 sales account executives at September 30, 2010 and 34 sales account executives at September 30, 2009. Approval rates also rose from 38% for the quarter ended September 30, 2009 to 49% for the quarter ended September 30, 2010 due to the improved credit quality of the applications received.
Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2010 and September 30, 2009.

	Three Months Ended September 30,
	2010			2009
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$35,647	$17	0.20%	$49,196	$20	0.16%
Restricted interest-earning deposits with banks	62,293	23	0.15	65,569	44	0.27
Securities available for sale	1,541	13	3.42	—	—	—
Net investment in leases(3)	369,973	11,317	12.24	519,791	15,317	11.79
Loans receivable(3)	1,860	51	10.92	7,038	210	11.94

Total interest-earning assets	471,314	11,421	9.70	641,594	15,591	9.72

Non-interest-earning assets:
Cash and due from banks	1,267			4,239
Property and equipment, net	2,125			2,725
Property tax receivables	718			1,354
Other assets(4)	6,083			6,932

Total non-interest-earning assets	10,193			15,250

Total assets	$481,507			$656,844

Interest-bearing liabilities:
Short-term borrowings(5)	$—	$—	—%	$92,292	$1,275	5.53%
Long-term borrowings(5)	205,896	2,940	5.71	301,788	4,483	5.94
Deposits	96,294	650	2.70	79,444	690	3.47

Total interest-bearing liabilities	302,190	3,590	4.75	473,524	6,448	5.45

Non-interest-bearing liabilities:
Fair value of derivatives	—			9,859
Sales and property taxes payable	5,468			7,674
Accounts payable and accrued expenses	6,504			5,621
Net deferred income tax liability	13,704			13,152

Total non-interest-bearing liabilities	25,676			36,306

Total liabilities	327,866			509,830
Stockholders’ equity	153,641			147,014

Total liabilities and stockholders’ equity	$481,507			$656,844

Net interest income		$7,831			$9,143
Interest rate spread(6)			4.95%			4.27%
Net interest margin(7)			6.65%			5.70%
Ratio of average interest-earning assets to average interest-bearing liabilities			155.97%			135.49%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(4)	Includes operating leases.

(5)	Includes effect of transaction costs.

(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended September 30, 2010 Compared To
	Three Months Ended September 30, 2009
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(6)	$3	$(3)
Restricted interest-earning deposits with banks	(2)	(19)	(21)
Securities available for sale	13	—	13
Net investment in leases	(4,563)	563	(4,000)
Loans receivable	(143)	(16)	(159)
Total interest income	(4,127)	(43)	(4,170)

Interest expense:
Short-term borrowings	(638)	(637)	(1,275)
Long-term borrowings	(1,375)	(168)	(1,543)
Deposits	130	(170)	(40)
Total interest expense	(2,113)	(745)	(2,858)

Net interest income	(2,674)	1,362	(1,312)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the three-month periods ended September 30, 2010 and September 30, 2009.

	Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Interest income	$11,421	$15,591
Fee income	3,567	4,288

Interest and fee income	14,988	19,879
Interest expense	3,590	6,448

Net interest and fee income	11,398	13,431

Average total finance receivables(1)	$371,833	$526,829

Percent of average total finance receivables:
Interest income	12.28%	11.84%
Fee income	3.84	3.26

Interest and fee income	16.12	15.10
Interest expense	3.86	4.90

Net interest and fee margin	12.26%	10.20%

(1)
Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $2.0 million, or 14.9%, to $11.4 million for the three months ended September 30, 2010 from $13.4 million for the three months ended September 30, 2009. The annualized net interest and fee margin increased 206 basis points to 12.26% in the three-month period ended September 30, 2010 from 10.20% for the same period in 2009.
Interest income, net of amortized initial direct costs and fees, decreased $4.2 million, or 26.9%, to $11.4 million for the three-month period ended September 30, 2010 from $15.6 million for the three-month period ended September 30, 2009. The decrease in interest income was due principally to a 29.4% decrease in average total finance receivables, which decreased $155.0 million to $371.8 million at September 30, 2010 from $526.8 million at September 30, 2009, partially offset by an increase in average yield of 44 basis points. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. The average yield on the portfolio increased, primarily due to continued higher yields on the new leases compared to the yields on the leases repaying. However, the weighted average implicit interest rate on new finance receivables originated decreased 122 basis points to 14.40% for the three-month period ended September 30, 2010 compared to 15.62% for the three-month period ended September 30, 2009, primarily due to a change in mix of new origination types. This change is due to the mix of origination channels beginning to migrate to historical percentages as the Company continues to rebuild the sales force and grow volume.
Fee income decreased $0.7 million, or 16.3%, to $3.6 million for the three-month period ended September 30, 2010 from $4.3 million for the three-month period ended September 30, 2009. Fee income included approximately $1.3 million of net residual income for the three-month period ended September 30, 2010 and $1.3 million for the three-month period ended September 30, 2009. Fee income also included approximately $1.9 million in late fee income for the three-month period ended September 30, 2010, which decreased 26.9% compared to $2.6 million for the three-month period ended September 30, 2009. The decrease in late fee income was primarily due to the decrease in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, increased 58 basis points to 3.84% for the three-month period ended September 30, 2010 from 3.26% for the same period in 2009. Late fees remained the largest component of fee income at 2.07% as a percentage of average total finance receivables for the three-month period ended September 30, 2010 compared to 2.01% for the three-month period ended September 30, 2009. As a percentage of average total finance receivables, net residual income was 1.42% for the three-month period ended September 30, 2010 compared to 1.00% for the three-month period ended September 30, 2009.
Interest expense decreased $2.8 million to $3.6 million for the three-month period ended September 30, 2010 from $6.4 million for the three-month period ended September 30, 2009. The decrease was primarily due to lower average total finance receivables in combination with lower rates paid for both borrowings and deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 104 basis points to 3.86% for the three-month period ended September 30, 2010, from 4.90% for the same period in 2009.
The weighted average interest rate, excluding transaction costs, on short-term and long-term borrowings was 5.10% for the quarter ended September 30, 2010 compared to 5.55% for the same period in 2009. The lower interest rate primarily reflects the decreased cost of the term securitization borrowings. The average balance for our warehouse facilities was $25.4 million for the three months ended September 30, 2010 compared to $92.3 million for the three months ended September 30, 2009. The weighted average interest rate, excluding transaction costs, for our warehouse facilities was 5.50% for the quarter ended September 30, 2010, compared to 5.08% for the same period in 2009. For the three months ended September 30, 2010, average term securitization borrowings outstanding were $180.5 million at a weighted average coupon of 5.03% compared to $301.8 million at a weighted average coupon of 5.69% for the same period in 2009.
The opening of our wholly-owned subsidiary, MBB, on March 12, 2008 provides an additional funding source. Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $0.6 million, or 2.70% as a percentage of weighted average deposits, for the three-month period ended September 30, 2010. The average balance of deposits was $96.3 million for the three-month period ended September 30, 2010. Interest expense on deposits was $0.7 million, or 3.47% as a percentage of weighted average deposits, for the three-month period ended September 30, 2009. The average balance of deposits was $79.4 million for the three-month period ended September 30, 2009.
Insurance income. Insurance income decreased $0.2 million to $1.0 million for the three-month period ended September 30, 2010 from $1.2 million for the three-month period ended September 30, 2009, primarily due to lower billings from lower total finance receivables.
Other income. Other income remained constant at $0.4 million for the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009. Other income includes various administrative transaction fees, fees received from lease syndications and gains on sales of leases.
Gain (loss) on derivatives. Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.
By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time. For the three months ended September 30, 2010, there were $9 thousand in losses on derivatives, and no interest-rate swap agreements were outstanding, compared to a loss of $1.2 million for the three months ended September 30, 2009.
The Company was not a party to any active interest-rate swap agreements at September 30, 2010.
Salaries and benefits expense. Salaries and benefits expense increased $0.8 million, or 19.5%, to $4.9 million for the three months ended September 30, 2010 from $4.1 million for the same period in 2009. Salaries and benefits expense, as a percentage of average total finance receivables, was 5.32% for the three-month period ended September 30, 2010 compared with 3.08% for the same period in 2009. Total personnel increased to 229 at September 30, 2010 from 175 at September 30, 2009, primarily due to increased sales staffing levels, which were 84 sales account executives at September 30, 2010 compared to 34 sales account executives at September 30, 2009.

During the current quarter we increased the number of our sales account executives by 15, from 69 sales account executives at June 30, 2010 to 84 at September 30, 2010. This action was part of our plan to rebuild the sales organization to increase originations and match the level of originations to our current funding capacity.
General and administrative expense. General and administrative expense increased $0.1 million, or 3.2%, to $3.2 million for the three months ended September 30, 2010 from $3.1 million for the same period in 2009. General and administrative expense as an annualized percentage of average total finance receivables was 3.40% for the three-month period ended September 30, 2010, compared to 2.34% for the three-month period ended September 30, 2009. Selected major components of general and administrative expense for the three-month period ended September 30, 2010 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax expense, $0.3 million of data processing expense and $0.1 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended September 30, 2009 included $0.8 million of premises and occupancy expense, $0.3 million of audit and tax expense, $0.2 million of data processing expense and no marketing expense.
Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs were $0.1 million for the three-month period ended September 30, 2010 and $0.1 million for the same period in 2009.
Provision for credit losses. The provision for credit losses decreased $3.9 million, or 65.0%, to $2.1 million for the three months ended September 30, 2010 from $6.0 million for the same period in 2009. The decrease in the provision for credit losses was primarily the result of a lower allowance for credit losses due to a reduced portfolio size, lower charge-offs and improved delinquencies. Net charge-offs were $2.9 million for the three-month period ended September 30, 2010, compared to $7.6 million for the same period in 2009. Net charge-offs as a percentage of average total finance receivables decreased to 3.10% during the three-month period ended September 30, 2010, from 5.80% for the same period in 2009. The allowance for credit losses decreased to approximately $8.4 million at September 30, 2010, a decrease of $3.8 million from $12.2 million at December 31, 2009.
Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”
Provision for income taxes. Income tax expense of $1.0 million was recorded for the three-month period ended September 30, 2010, compared to an expense of $0.2 million for the same period in 2009. The change is primarily attributable to the change in pretax income recorded for the three-month period ended September 30, 2010. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 40.5% for the three-month period ended September 30, 2010, compared to 30.7% for the three-month period ended September 30, 2009. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.
Comparison of the Nine-Month Periods Ended September 30, 2010 and September 30, 2009
Net income. Net income of $4.2 million was reported for the nine-month period ended September 30, 2010, resulting in diluted earnings per share of $0.33. This net income includes an after-tax charge of approximately $0.1 million due to the net loss on derivatives. The net income of $0.6 million for the nine-month period ended September 30, 2009 reflects an after-tax charge of approximately $1.1 million due to the loss on derivatives. Excluding the impact of these after-tax charges on both periods, net income would have been $4.3 million for the nine-month period ended September 30, 2010, compared to net income of $1.7 million for the nine-month period ended September 30, 2009. Diluted earnings per share excluding these after-tax charges would have been $0.33 for the nine-month period ended September 30, 2010, compared to diluted earnings per share of $0.13 for the nine-month period ended September 30, 2009. The exclusion of the impact on derivatives removes the volatility resulting from derivatives activities subsequent to discontinuing hedge accounting in July 2008.
Excluding the after-tax impact on derivatives identified above, return on average assets was 1.12% for the nine-month period ended September 30, 2010, compared to a return of 0.31% for the nine-month period ended September 30, 2009. On the same basis, return on average equity was 3.78% for the nine-month period ended September 30, 2010, compared to a return of 1.52% for the nine-month period ended September 30, 2009.
Also included in the net loss for the nine-month period ended September 30, 2009 were after-tax charges of approximately $0.7 million, representing severance costs related to workforce reductions in the first nine months of 2009.

The provision for credit losses decreased $13.8 million, or 64.2%, to $7.7 million for the nine-month period ended September 30, 2010 from $21.5 million for the same period in 2009, primarily due to a reduced portfolio size, lower charge-offs and improved delinquencies. During the nine months ended September 30, 2010, net interest and fee income decreased $9.0 million, or 20.5%, and insurance income decreased $1.0 million, primarily due to a 31.8% decrease in average total finance receivables. The decrease in income was partially mitigated by reductions in other expenses, which decreased $0.7 million, or 2.8%, for the nine-month period ended September 30, 2010, compared to the same period in 2009.
During the nine months ended September 30, 2010, we generated 8,738 new leases with a cost of $91.1 million compared to 7,558 new leases with a cost of $68.9 million generated for the nine months ended September 30, 2009. Approval rates rose from 38% for the nine-month period ended September 30, 2009 to 48% for the nine-month period ended September 30, 2010 due to the improved credit quality of the applications received.
Overall, our average net investment in total finance receivables for the nine-month period ended September 30, 2010 decreased 31.8% to $399.6 million compared to $586.3 million for the nine-month period ended September 30, 2009.
Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2010 and September 30, 2009.

	Nine Months Ended September 30,
	2010			2009
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$37,455	$30	0.11%	$45,736	$116	0.34%
Restricted interest-earning deposits with banks	63,471	55	0.12	67,136	264	0.52
Securities available for sale	932	27	3.79	—	—	—
Net investment in leases(3)	396,879	35,888	12.06	577,199	50,753	11.72
Loans receivable(3)	2,759	245	11.84	9,136	811	11.84

Total interest-earning assets	501,496	36,245	9.64	699,207	51,944	9.90

Non-interest-earning assets:
Cash and due from banks	1,663			2,723
Property and equipment, net	2,256			2,859
Property tax receivables	1,934			3,010
Other assets(4)	6,435			9,891

Total non-interest-earning assets	12,288			18,483

Total assets	$513,784			$717,690

Interest-bearing liabilities:
Short-term borrowings(5)	$9,618	$344	4.77%	$102,633	$3,922	5.10%
Long-term borrowings(5)	234,892	9,924	5.63	356,666	15,766	5.89
Deposits	90,787	1,936	2.84	74,000	2,036	3.67

Total interest-bearing liabilities	335,297	12,204	4.85	533,299	21,724	5.43

Non-interest-bearing liabilities:
Fair value of derivatives	789			10,546
Sales and property taxes payable	5,462			7,636
Accounts payable and accrued expenses	5,927			4,826
Net deferred income tax liability	14,778			14,387

Total non-interest-bearing liabilities	26,956			37,395

Total liabilities	362,253			570,694
Stockholders’ equity	151,531			146,996

Total liabilities and stockholders’ equity	$513,784			$717,690

Net interest income		$24,041			$30,220
Interest rate spread(6)			4.79%			4.47%
Net interest margin(7)			6.39%			5.76%
Ratio of average interest-earning assets to average interest-bearing liabilities			149.57%			131.11%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(4)	Includes operating leases.

(5)	Includes effect of transaction costs.

(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Nine Months Ended September 30, 2010 Compared To
	Nine Months Ended September 30, 2009
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(18)	$(68)	$(86)
Restricted interest-earning deposits with banks	(14)	(195)	(209)
Securities available for sale	27	—	27
Net investment in leases	(16,268)	1,403	(14,865)
Loans receivable	(566)	—	(566)
Total interest income	(14,324)	(1,375)	(15,699)

Interest expense:
Short-term borrowings	(3,344)	(234)	(3,578)
Long-term borrowings	(5,172)	(670)	(5,842)
Deposits	410	(510)	(100)
Total interest expense	(7,398)	(2,122)	(9,520)

Net interest income	(9,218)	3,039	(6,179)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the nine-month periods ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Interest income	$36,245	$51,944
Fee income	10,884	13,702

Interest and fee income	47,129	65,646
Interest expense	12,204	21,724

Net interest and fee income	34,925	43,922

Average total finance receivables(1)	$399,638	$586,336

Percent of average total finance receivables:
Interest income	12.09%	11.81%
Fee income	3.63	3.12

Interest and fee income	15.72	14.93
Interest expense	4.07	4.94

Net interest and fee margin	11.65%	9.99%

(1)
Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $9.0 million, or 20.5%, to $34.9 million for the nine months ended September 30, 2010 from $43.9 million for the nine months ended September 30, 2009. The annualized net interest and fee margin increased 166 basis points to 11.65% in the nine-month period ended September 30, 2010 from 9.99% for the same period in 2009.
Interest income, net of amortized initial direct costs and fees, decreased $15.7 million, or 30.3%, to $36.2 million for the nine-month period ended September 30, 2010 from $51.9 million for the nine-month period ended September 30, 2009. The decrease in interest income was due principally to a 31.8% decrease in average total finance receivables, which decreased $186.7 million to $399.6 million at September 30, 2010 from $586.3 million at September 30, 2009, partially offset by an increase in average yield of 28 basis points. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. Although the weighted average implicit interest rate on new finance receivables originated decreased 34 basis points to 14.69% for the nine-month period ended September 30, 2010 compared to 15.03% for the nine-month period ended September 30, 2009, the average yield on the portfolio increased, primarily due to continued higher yields on the new leases originated compared to the yields on the leases repaying.
Fee income decreased $2.8 million, or 20.4%, to $10.9 million for the nine-month period ended September 30, 2010 from $13.7 million for the nine-month period ended September 30, 2009. Fee income included approximately $4.0 million of net residual income for the nine-month period ended September 30, 2010 compared to $4.1 million for the nine-month period ended September 30, 2009. Fee income also included approximately $6.0 million in late fee income for the nine-month period ended September 30, 2010, which decreased 30.2% compared to $8.6 million for the nine-month period ended September 30, 2009. The decrease in late fee income was primarily due to the decrease in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, increased 51 basis points to 3.63% for the nine-month period ended September 30, 2010 from 3.12% for the same period in 2009. Late fees remained the largest component of fee income at 2.02% as a percentage of average total finance receivables for the nine-month period ended September 30, 2010 compared to 1.96% for the nine-month period ended September 30, 2009. As a percentage of average total finance receivables, net residual income was 1.33% as a percentage of average total finance receivables for the nine-month period ended September 30, 2010 compared to 0.92% for the nine-month period ended September 30, 2009.
Interest expense decreased $9.5 million to $12.2 million for the nine-month period ended September 30, 2010 from $21.7 million for the nine-month period ended September 30, 2009. The decrease was primarily due to lower average total finance receivables in combination with lower rates paid in each category. Interest expense, as an annualized percentage of average total finance receivables, decreased 87 basis points to 4.07% for the nine-month period ended September 30, 2010, from 4.94% for the same period in 2009.
The weighted average interest rate, excluding transaction costs, on short-term and long-term borrowings was 5.03% for the nine-month period ended September 30, 2010 compared to 5.46% for the same period in 2009. The lower interest rate reflects the decreased cost of the term securitization borrowings. The average balance for our warehouse facilities was $30.4 million for the nine months ended September 30, 2010 compared to $102.6 million for the nine months ended September 30, 2009. The weighted average interest rate, excluding transaction costs, for our warehouse facilities was 4.79% for the nine-month period ended September 30, 2010, compared to 4.80% for the same period in 2009. For the nine months ended September 30, 2010, average term securitization borrowings outstanding were $214.1 million at a weighted average coupon of 5.06% compared to $356.7 million at a weighted average coupon of 5.65% for the same period in 2009.
The opening of our wholly-owned subsidiary, MBB, on March 12, 2008 provides an additional funding source. Initially, FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $1.9 million, or 2.84% as a percentage of weighted average deposits, for the nine-month period ended September 30, 2010. The average balance of deposits was $90.8 million for the nine-month period ended September 30, 2010. Interest expense on deposits was $2.0 million, or 3.67% as a percentage of weighted average deposits, for the nine-month period ended September 30, 2009. The average balance of deposits was $74.0 million for the nine-month period ended September 30, 2009.
Insurance income. Insurance income decreased $1.0 million to $3.1 million for the nine-month period ended September 30, 2010 from $4.1 million for the nine-month period ended September 30, 2009, primarily due to lower billings from lower total finance receivables.
Other income. Other income decreased $0.3 million to $0.9 million for the nine-month period ended September 30, 2010 from $1.2 million for the nine-month period ended September 30, 2009, primarily due to the impact of lower transaction volumes. Other income includes various administrative transaction fees, fees received from lease syndications and gains on sales of leases.
Gain (loss) on derivatives. Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.
By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time. For the nine months ended September 30, 2010, the loss on derivatives was $0.1 million, compared to a loss of $1.8 million for the nine months ended September 30, 2009.
The Company was not a party to any active interest-rate swap agreements at September 30, 2010.
Salaries and benefits expense. Salaries and benefits expense decreased $0.3 million, or 2.0%, to $14.7 million for the nine months ended September 30, 2010 from $15.0 million for the same period in 2009, primarily due to severance costs incurred in 2009, partially offset by increased sales account executives in 2010. Salaries and benefits expense, as a percentage of average total finance receivables, was 4.89% for the nine-month period ended September 30, 2010 compared with 3.41% for the same period in 2009. Total personnel increased to 229 at September 30, 2010 from 175 at September 30, 2009.

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
In the first nine months of 2010 we increased the number of our sales account executives by 46, from 38 sales account executives at December 31, 2009 to 84 at September 30, 2010. This action was part of our plan to rebuild the sales organization to increase originations and match the level of originations to our current funding capacity.
General and administrative expense. General and administrative expense decreased $0.5 million, or 5.1%, to $9.3 million for the nine months ended September 30, 2010 from $9.8 million for the same period in 2009. General and administrative expense as an annualized percentage of average total finance receivables was 3.09% for the nine-month period ended September 30, 2010, compared to 2.22% for the nine-month period ended September 30, 2009. Selected major components of general and administrative expense for the nine-month period ended September 30, 2010 included $2.1 million of premises and occupancy expense, $0.9 million of audit and tax expense, $0.7 million of data processing expense and $0.2 million of marketing expense. In comparison, selected major components of general and administrative expense for the nine-month period ended September 30, 2009 included $2.4 million of premises and occupancy expense, $0.9 million of audit and tax expense, $0.7 million of data processing expense and $0.1 million of marketing expense.
Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs remained unchanged at approximately $0.4 million for the nine-month period ended September 30, 2010 compared to the same period in 2009.
Provision for credit losses. The provision for credit losses decreased $13.8 million, or 64.2%, to $7.7 million for the nine months ended September 30, 2010 from $21.5 million for the same period in 2009. The decrease in the provision for credit losses was primarily the result of a lower allowance for credit losses due to a reduced portfolio size, lower charge-offs and improved delinquencies. Net charge-offs were $11.5 million for the nine-month period ended September 30, 2010, compared to $24.5 million for the same period in 2009. Net charge-offs as a percentage of average total finance receivables decreased to 3.85% during the nine-month period ended September 30, 2010, from 5.57% for the same period in 2009. The allowance for credit losses decreased to approximately $8.4 million at September 30, 2010, a decrease of $3.8 million from $12.2 million at December 31, 2009.
Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”
Provision for income taxes. Income tax expense of $2.6 million was recorded for the nine-month period ended September 30, 2010, compared to expense of $0.2 million for the same period in 2009. The change is primarily attributable to the change in pretax income recorded for the nine-month period ended September 30, 2010. In addition, the effective tax rate for the nine-month period ended September 30, 2009 included a change in estimated effective tax rate for the year combined with a $0.1 million benefit from adjustments relating to changes in estimates. Without these adjustments, our effective tax rate, which is a combination of federal and state income tax rates, was approximately 31% for the nine-month period ended September 30, 2009. Our effective tax rate was approximately 38% for the nine-month period ended September 30, 2010. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.
FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans declined $87.5 million, or 19.5%, to $361.1 million at September 30, 2010, from $448.6 million at December 31, 2009. Although we continue to respond to current economic conditions with restrictive credit standards, we have begun rebuilding the sales organization to increase originations. The Company’s leases are generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”

The chart below provides our asset quality statistics for the three- and nine-month periods ended September 30, 2010 and September 30, 2009, and the year ended December 31, 2009:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2010	2009	2010	2009	2009
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$9,151	$13,978	$12,193	$15,283	$15,283

Charge-offs	(3,659)	(8,605)	(14,023)	(26,947)	(33,575)
Recoveries	780	969	2,485	2,464	3,296

Net charge-offs	(2,879)	(7,636)	(11,538)	(24,483)	(30,279)

Provision for credit losses	2,083	5,951	7,700	21,493	27,189

Allowance for credit losses, end of period(1)	$8,355	$12,293	$8,355	$12,293	$12,193

Annualized net charge-offs to average total finance receivables(2)	3.10%	5.80%	3.85%	5.57%	5.42%

Allowance for credit losses to total finance receivables, end of period(2)	2.31%	2.46%	2.31%	2.46%	2.71%

Average total finance receivables(2)	$371,833	$526,829	$399,638	$586,336	$558,311
Total finance receivables, end of period(2)	$362,328	$499,802	$362,328	$499,802	$450,595

Delinquencies greater than 60 days past due	$4,213	$9,431	$4,213	$9,431	$8,334
Delinquencies greater than 60 days past due(3)	1.05%	1.69%	1.05%	1.69%	1.67%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	198.31%	130.35%	198.31%	130.35%	146.30%

Non-accrual leases and loans, end of period	$2,398	$5,209	$2,398	$5,209	$4,557
Renegotiated leases and loans, end of period	$2,640	$5,383	$2,640	$5,383	$4,521
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$28	$58	$167	$365	$493
Interest income excluded on non-accrual leases and loans(5)	$35	$240	$46	$607	$103

(1)	The allowance for credit losses allocated to loans at September 30, 2010, September 30, 2009 and December 31, 2009, was $0.1 million, $0.6 million and $0.4 million, respectively.

(2)
Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

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
Net charge-offs for the three months ended September 30, 2010 were $2.9 million, or 3.10% of average total finance receivables, compared to $3.6 million, or 3.63% of average total finance receivables, for the three months ended June 30, 2010. Net charge-offs for the three months ended September 30, 2009 were $7.6 million, or 5.80% of average total finance receivables. Approximately 40% of the decrease from the third quarter of 2009 was related to the impact on the calculation of the decrease in average total finance receivables, and approximately 60% of the decrease was due to a lower charge-off rate as a percentage of average total finance receivables. The decrease in net charge-offs during the third quarter of 2010 compared to recent prior periods is primarily due to improving delinquency migrations and lower portfolio balances.
Net charge-offs for the nine-month period ended September 30, 2010 were $11.5 million, or 3.85% of average total finance receivables, compared to $24.5 million, or 5.57% of average total finance receivables, for the nine-month period ended September 30, 2009. Approximately one-half of the $13.0 million decrease was related to the impact on the calculation of the decrease in average total finance receivables, and approximately one-half of the decrease was due to a lower charge-off rate as a percentage of average total finance receivables. The decrease in net charge-offs during the first nine months of 2010 compared to recent prior periods is primarily due to improving delinquency migrations and lower portfolio balances.
Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 1.05% at September 30, 2010, 1.67% at December 31, 2009 and 1.59% at December 31, 2008. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.
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
In our Form 10-Q filed on August 6, 2010, we disclosed that we were in discussions with the Federal Reserve Bank in connection with the Federal Reserve Bank’s interpretation of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (SR 06-17) dated December 13, 2006 (the “ALLL Policy Statement”) and the appropriate application of the ALLL Policy Statement to management’s estimates used in determining the Company’s allowance for credit losses (the “Allowance”). On October 27, 2010, MBB received a written determination from the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions (the “MBB Report”). We do not believe that any of the recommendations in the MBB Report require a material adjustment by the Company.
While the Company has not received a written determination from the Federal Reserve Bank of Philadelphia in connection with the ALLL Policy Statement and Allowance discussions, if the Company receives such a written determination and if, as a result of the Company’s review of such written determination, management determines that it should revise its estimates or methodology used to compute the Allowance, such changes could have a material impact on the size of the Allowance.
RESIDUAL PERFORMANCE
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of September 30, 2010, approximately 69% of our leases were one dollar purchase option leases, 28% were fair market value leases and 3% were fixed purchase option leases, the latter of which typically contain a purchase price equal to 10% of the original equipment cost. As of September 30, 2010, there were $38.9 million of residual assets retained on our Consolidated Balance Sheet, of which $31.9 million, or 82.0%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of September 30, 2010 and December 31, 2009, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.
Fee income included approximately $1.3 million and $1.3 million of net residual income for the three-month periods ended September 30, 2010 and September 30, 2009, respectively. Fee income included approximately $4.0 million and $4.1 million of net residual income for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term.
Our leases generally include automatic renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.9 million and $1.8 million for the three-month periods ended September 30, 2010 and September 30, 2009, respectively. Renewal income net of depreciation totaled approximately $5.8 million and $5.3 million for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively.

For the three months ended September 30, 2010, net losses on residual values disposed at end of term totaled $0.6 million compared to net losses of $0.5 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, net losses on residual values disposed at end of term totaled $1.8 million compared to net losses of $1.3 million for the nine months ended September 30, 2009. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable term. There was no impairment recognized on estimated residual values during the nine-month period ended September 30, 2010.
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
We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third-party financing to fund our operations:
•	borrowings under revolving, short-term or long-term bank facilities;

•	financing of leases and loans in various warehouse facilities;

•	financing of leases through term note securitizations; and

•	FDIC-insured certificates of deposit issued by our wholly-owned subsidiary, MBB.
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base. From its opening to September 30, 2010, MBB has funded $179.4 million of leases and loans through its initial capitalization of $12 million and its issuance of $151.6 million in FDIC insured deposits at an average borrowing rate of 3.39%.
On December 31, 2008, Marlin Business Services Corp. received approval from the FRB to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank. In January 2009, MBB became a commercial bank and a member of the Federal Reserve System, and Marlin Business Services Corp. became a bank holding company. MBB is operating in accordance with its original de novo three-year business plan, which assumed total assets of up to $128 million by March 2011 (the end of the three-year de novo period).
On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the FRB’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of its reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd.
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
On February 12, 2010 we completed an $80.7 million TALF-eligible term asset-backed securitization, of which we elected to defer the issuance of subordinated notes totaling $12.5 million. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and will be recorded in long-term borrowings in the Consolidated Balance Sheets.

This was a private offering made to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, by Marlin Leasing Receivables XII LLC, a wholly-owned subsidiary of Marlin Leasing Corporation. DBRS, Inc. and Standard & Poor’s Ratings Services have assigned a AAA rating to the senior tranche of this offering. The effective weighted average interest expense over the term of the financing is expected to be approximately 3.13%. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.
On September 24, 2010, the Company’s affiliate, Marlin Leasing Receivables XIII LLC (“MLR XIII”), closed on a $50,000,000 three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.
At September 30, 2010 we have approximately $94.2 million of available borrowing capacity through these facilities in addition to available cash and cash equivalents of $44.1 million. Our debt to equity ratio was 1.86 to 1 at September 30, 2010 and 2.61 to 1 at December 31, 2009.
Net cash provided by investing activities was $89.1 million for the nine-month period ended September 30, 2010, compared to net cash provided by investing activities of $140.3 million for the nine-month period ended September 30, 2009. Investing activities primarily relate to lease payment activity.
Net cash used in financing activities was $101.8 million for the nine-month period ended September 30, 2010, compared to net cash used in financing activities of $164.5 million for the nine-month period ended September 30, 2009. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $19.8 million for the nine-month period ended September 30, 2010, compared to net cash provided by operating activities of $34.4 million for the nine-month period ended September 30, 2009.
We expect cash from operations, additional borrowings on existing and future credit facilities, funds from certificates of deposit through brokers and other financial institutions and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.
Total Cash and Cash Equivalents. Our objective is to maintain a low cash balance, investing any free cash in leases and loans. We primarily fund our originations and growth using advances under our long-term bank facilities and certificates of deposit issued through MBB. Total cash and cash equivalents available as of September 30, 2010 totaled $44.1 million compared to $37.1 million at December 31, 2009.
Restricted Interest-earning Deposits with Banks. As of September 30, 2010, we also had $47.4 million of cash that was classified as restricted interest-earning deposits with banks, compared to $63.4 million at December 31, 2009. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $191.9 million at September 30, 2010 and $307.0 million at December 31, 2009. Borrowings outstanding under the Company’s revolving or short-term credit facilities and long-term debt consist of the following:

	For the Nine Months Ended September 30, 2010				As of September 30, 2010
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity(1)
	(Dollars in thousands)

Federal funds purchased	$1,600	$—	$—	—%	$—	—%	$1,600
CP conduit warehouse facility(2)	—	59,692	9,618	3.26%	—	—%	—
Term note securitizations(3)	—	265,883	214,140	5.06%	159,502	4.98%	—
Long-term loan facilities	125,000	32,356	20,752	5.50%	32,356	5.50%	92,644

	$126,600		$244,510	5.03%	$191,858	5.07%	$94,244

(1)
Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2010, MBB had $8.4 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

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
Federal Reserve Discount Window
In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2010, MBB had $8.4 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.
CP Conduit Warehouse Facility
The CP conduit warehouse facility was repaid in full with the proceeds of the February 12, 2010 term securitization. There is no additional borrowing capacity under this facility.
Term Note Securitizations
On February 12, 2010 we completed an $80.7 million TALF-eligible term asset-backed securitization, of which we elected to defer the issuance of subordinated notes totaling $12.5 million. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and is recorded in long-term borrowings in the Consolidated Balance Sheets.
This was a private offering made to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, by Marlin Leasing Receivables XII LLC, a wholly-owned subsidiary of Marlin Leasing Corporation. DBRS, Inc. and Standard & Poor’s Ratings Services have assigned a AAA rating to the senior tranche of this offering. The effective weighted average interest expense over the term of the financing is expected to be approximately 3.13%. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.

Since our founding through September 30, 2010, we have completed ten on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned SPEs and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At September 30, 2010 and at December 31, 2009, outstanding term securitizations amounted to $159.5 million and $226.7 million, respectively.
Long-term Loan Facilities
On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, MRC, closed on a $75,000,000, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from the Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used as a warehouse facility to fund lease originations. In contrast to previous warehouse facilities, this long-term loan facility does not require annual refinancing. The maturity date of the facility is October 9, 2012. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility.
On September 24, 2010, the Company’s affiliate, Marlin Leasing Receivables XIII LLC (“MLR XIII”), closed on a $50,000,000 three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.
Financial Covenants
Our secured borrowing arrangements contain numerous covenants, restrictions and default provisions that we must comply with in order to obtain funding through the facilities and to avoid an event of default. A change in the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer is an event of default under our long-term loan facilities, unless we hire a replacement acceptable to our lenders within 120 days. Such an event is also an immediate event of service termination under the term note securitizations.
A merger or consolidation with another company in which the Company is not the surviving entity is also an event of default under the financing facilities. The Company’s long-term loan facilities contain an acceleration clause allowing the creditor to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, if a “material adverse change” occurs). An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.

Some of the critical financial and credit quality covenants under our borrowing arrangements as of September 30, 2010 include:

	Actual(1)	Requirement
Tangible net worth minimum	$159.3 million	$83.0 million
Debt-to-equity ratio maximum	1.88 to 1	10.0 to 1
Maximum servicer senior leverage ratio	1.42 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	1.9 to 1	1.50 to 1
Maximum portfolio delinquency ratio	1.03%	3.50%
Maximum charge-off ratio	4.78%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.
As of September 30, 2010, the Company was in compliance with terms of the long-term loan facilities and the term note securitization agreements.
Bank Capital and Regulatory Oversight
On January 13, 2009, in connection with the conversion of MBB from an industrial bank to a commercial bank, we became a bank holding company by order of the Federal Reserve Board and are subject to regulation under the Bank Holding Company Act (“BHCA”). All of our subsidiaries may be subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of the Company’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the FRB’s Regulation Y. Such election permits the Company to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of its reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd.
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
There are a number of restrictions on bank holding companies that are designed to minimize potential loss to depositors and the FDIC insurance funds. If an FDIC-insured depository subsidiary is “undercapitalized,” the bank holding company is required to ensure (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its appropriate banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.
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
At September 30, 2010, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.53%, 16.37% and 17.61%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively. At September 30, 2010, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 31.92%, 38.98% and 40.24%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.
Pursuant to the FDIC’s order, MBB was required to have beginning paid-in capital funds of not less than $12.0 million and must keep its total risk-based capital ratio above 15%. MBB’s equity balance at September 30, 2010 was $19.1 million, which qualifies for “well capitalized” status. On January 20, 2009, we submitted a request to modify the Order issued when MBB became an industrial bank to eliminate certain inconsistencies between the Order and the FRB approval of MBB as a commercial bank. Until we receive the FDIC’s response to our submission, MBB will continue to operate in accordance with its original de novo three-year business plan, which assumed total assets of up to $128 million by March 2011 (the end of the three-year de novo period.)
Information on Stock Repurchases
Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Contractual Obligations (excluding Deposits)
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of September 30, 2010 were as follows:

	Contractual Obligations as of September 30, 2010
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2010	$32,787	$4,886	$3	$392	$9	$38,077
2011	84,789	3,966	8	1,587	35	90,385
2012	66,517	1,744	4	1,621	18	69,904
2013	7,465	27	4	789	—	8,285
2014	294	1	4	141	—	440
Thereafter	6	—	—	—	—	6

Total	$191,858	$10,624	$23	$4,530	$62	$207,097

(1)	Interest on the long-term loan facility is assumed at the September 30, 2010 rate for the remaining term.
MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest cost term note securitization borrowings that we issue periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Most recently, we have also used variable-rate long-term loan facilities to finance our new lease originations. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 7.1% to 26.6% and averaged 15.0%. At September 30, 2010, $32.4 million, or 16.9%, of our borrowings were variable-rate borrowings.
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
The Company was not a party to any active interest-rate swap agreements at September 30, 2010. There were no cash payments related to the termination of derivative contracts for the three-month periods ended September 30, 2010 and September 30, 2009. There were no cash payments pursuant to the terms of active derivative contracts for the three-month period ended September 30, 2010. Cash payments pursuant to the terms of active derivative contracts totaled $1.2 million for the three-month period ended September 30, 2009.
The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its SPEs’ warehouse borrowing arrangements and for overall interest-rate risk management. Accordingly, these interest-rate cap agreements are recorded at fair value in other assets at $2 thousand and $0.1 million as of September 30, 2010 and December 31, 2009, respectively. The notional amount of interest-rate caps owned as of September 30, 2010 and December 31, 2009 was $81.5 million and $121.4 million, respectively. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.
The following table presents the scheduled principal repayment of our debt and the related weighted average interest rates as of September 30, 2010.

	Scheduled Maturities by Calendar Year
						Total
					2014 &	Carrying
	2010	2011	2012	2013	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$32,787	$84,789	$34,161	$7,465	$300	$159,502
Average fixed rate	4.95%	5.25%	5.01%	4.09%	5.00%	5.08%
Variable-rate debt	$—	$—	$32,356	$—	$—	$32,356
Average variable rate	—	—	5.50%	—	—	5.50%
Our earnings are sensitive to fluctuations in interest rates. The long-term loan facilities charge a variable rate of interest based on LIBOR. Because our assets are predominately fixed-rate, increases in this market interest rate would negatively impact earnings and decreases in the rate would positively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing under our new leases or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.

For example, the impact of a hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended September 30, 2010 would have been to reduce net interest and fee income by approximately $0.4 million based on our average variable-rate borrowings of approximately $43.5 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2010, the FASB issued Accounting Standards update 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires an entity to provide additional disclosures regarding the nature of credit risk inherent in its financing receivables, how the risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. Required disclosures include credit quality indicators and delinquencies. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. Because ASU 2010-20 impacts disclosures only, it will not affect the consolidated earnings or financial position of the Company.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
The additional risk factors set forth below supplement or update the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Except as set forth below, there have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

Further increase in the FDIC deposit insurance premium or required reserves may have a significant financial impact on us. The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (the “DIF”). Recent difficult economic conditions have resulted in higher bank failures and expectations of future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which have recently been increased) using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.
The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. Although the precise impact on us will not be clear until implementing rules are issued, any future increases in assessments may decrease our earnings and could have a material adverse effect on the value of, or market for, our common stock.
On October 19, 2010, the FDIC further addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35% (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. Current assessment rates will remain in effect until such time as the industry’s reserve ratio reaches 1.15%, which the FDIC estimates will occur at the end of 2018. The FDIC also proposed to raise its industry target ratio of reserves to insured deposits to 2.00%, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.
We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines, our business, financial condition or results of operations may be adversely affected. Under regulatory capital adequacy guidelines, and other regulatory requirements, we must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators regarding components, risk weightings and other factors. (See Management’s Discussion And Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Capital and Regulatory Oversight). If we fail to meet these minimum capital guidelines and other regulatory requirements, our business, financial condition or results of operations may be adversely affected. In addition, if we fail to maintain “well-capitalized” status under the regulatory framework, if we are deemed to be not well-managed under regulatory exam procedures or if we experience certain regulatory violations, our status as a financial holding company, our related eligibility for a streamlined review process for acquisition proposals and our ability to offer certain financial products may be compromised or impaired.

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
There were 2,847 shares of common stock repurchased by the Company pursuant to the above plan during the three-month period ended September 30, 2010. As of September 30, 2010, the maximum approximate dollar value of shares that may yet be purchased under the stock repurchase plan is $10.6 million.
In addition to the repurchases described above, pursuant to the 2003 Equity Plan, participants may have shares withheld to cover income taxes. There were 425 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended September 30, 2010, at an average cost of $10.87 per share.
Item 3. Defaults Upon Senior Securities
None
Item 4. [Removed and Reserved.]
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Bylaws(2)
3.3
Receivables Loan and Security Agreement, dated as of September 24, 2010, by and among Marlin Leasing Receivables XIII LLC, Marlin Leasing Corporation, Key Equipment Finance Inc., the lenders party thereto and Wells Fargo Bank, National Association(3)

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

(3)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed on September 27, 2010 and incorporated by reference herein.

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
Date: November 9, 2010