Form 10-K
period 2010-12-31
MARLIN BUSINESS SERVICES CORP
filed 2011-03-16
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ Global Select Market was approximately $116,231,567 as of June 30, 2010. Shares of common stock held by each executive officer and director and persons known to us who beneficially own 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 28, 2011 was 12,852,013 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges; (e) our understanding of our competition; and (f) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	general volatility of the securitization and capital markets;

•	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1A of this Form 10-K.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

As used herein, the terms “Company,” “Marlin,” “Registrant,” “we,” “us” or “our” refer to Marlin Business Services Corp. and its subsidiaries.

PART I

Item 1.	Business

Overview

We are a nationwide provider of equipment financing solutions primarily to small and mid-sized businesses. We finance over 100 categories of commercial equipment important for the typical small and mid-sized business customer, including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. Our average lease transaction was approximately $11,300 at December 31, 2010, and we typically do not exceed $250,000 for any single lease transaction. This under $250,000 segment of the equipment leasing market is commonly known in the industry as the small-ticket segment. We access our end user customers through origination sources comprised of our existing network of over 9,200 independent commercial equipment dealers and, to a much lesser extent, through direct solicitation of our end user customers and through relationships with select lease brokers. We use a highly efficient telephonic direct sales model to market to our origination sources. Through these origination sources, we are able to deliver convenient and flexible equipment financing to our end user customers. Our typical financing transaction involves a non-cancelable, full-payout lease with payments sufficient to recover the purchase price of the underlying equipment plus an expected profit. As of December 31, 2010, we serviced approximately 72,000 active equipment leases having a total original equipment cost of $818.2 million for approximately 60,000 small and mid-sized business customers.

The small-ticket equipment leasing market is highly fragmented. We estimate that there are more than 100,000 independent commercial equipment dealers who sell the types of equipment we finance. We focus primarily on the segment of the market comprised of the small and mid-size independent equipment dealers. We believe this segment is underserved because: (1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to equipment manufacturers and larger distributors, rather than to independent equipment dealers; and (2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service these equipment dealers on high volume, low-balance transactions. We focus on establishing our relationships with independent equipment dealers to meet their need for high-quality, convenient point-of-sale lease financing programs. We have the capabilities and expertise to service large national accounts through our Strategic National Accounts Program which provides dedicated resources focused on exemplary service levels for select national accounts. We provide equipment dealers with the ability to offer our lease financing and related services to their customers as an integrated part of their selling process, providing them with the opportunity to increase their sales and provide better customer service. We believe our personalized service approach appeals to the independent equipment dealer by providing each dealer with a single point of contact to access our flexible lease programs, obtain rapid credit decisions and receive prompt payment of the equipment cost. Our fully integrated account origination platform enables us to solicit, process and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2010, we have processed approximately 692,000 lease applications and originated over 291,000 new leases.

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

On December 31, 2008, MBB received approval from the Federal Reserve Bank of San Francisco to (i) convert from an industrial bank to a state-chartered commercial bank and (ii) become a member of the Federal Reserve System. In addition, on December 31, 2008, Marlin Business Services Corp. received approval from the Federal Reserve Bank of Philadelphia to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank. On January 13, 2009, pursuant to the December 31, 2008 approval from the Federal Reserve Bank of San Francisco, MBB converted from an industrial bank to a state-chartered commercial bank chartered in the State of Utah and supervised by the State of Utah and the Federal Reserve Board. In connection with MBB’s conversion to a commercial bank and pursuant to the December 31, 2008 approval from the Federal Reserve Bank of Philadelphia, on January 13, 2009 Marlin Business Services Corp. became a bank holding company, and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Board.

On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through our wholly-owned subsidiary, AssuranceOne, Ltd. (“AssuranceOne”).

Reorganization and Initial Public Offering

Marlin Leasing Corporation was incorporated in Delaware on June 16, 1997. On August 5, 2003, we incorporated Marlin Business Services Corp. in Pennsylvania. On November 11, 2003, we reorganized our operations into a holding company structure by merging Marlin Leasing Corporation with a wholly-owned subsidiary of Marlin Business Services Corp. As a result, all former shareholders of Marlin Leasing Corporation became shareholders of Marlin Business Services Corp. Marlin Leasing Corporation remains in existence as our primary operating subsidiary.

In November 2003, 5,060,000 shares of our common stock were issued in connection with our initial public offering (“IPO”). Of these shares, a total of 3,581,255 shares were sold by the Company and 1,478,745 shares were sold by selling shareholders. The IPO price was $14.00 per share resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $46.6 million. We did not receive any proceeds from the shares sold by the selling shareholders.

Competitive Strengths

We believe several characteristics may distinguish us from our competitors, including the following:

Multiple Sales Origination Channels.  We use multiple sales origination channels to penetrate effectively the highly diversified and fragmented small-ticket equipment leasing market. Our direct origination channels, which account for approximately 79% of the active lease contracts in our portfolio, involve: (1) establishing relationships with independent equipment dealers; (2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and (3) soliciting our existing end user customer base for repeat business. Our indirect origination channels account for approximately 21% of the active lease contracts in our portfolio and consist of our relationships with brokers and certain equipment dealers who refer transactions to us for a fee or sell leases to us that they originate. In 2008, we took steps to reduce the portion of our business that is derived from the indirect channels to focus our origination resources on the more profitable direct channels. During 2009, the Company discontinued substantially all origination activity from indirect origination channels. In 2010, we resumed originations for selected indirect sources whose historical portfolio with us has performed at our asset quality and profit expectations. As a result, indirect business represented 3% of 2010 originations, while direct business represented 97%.

Highly Effective Account Origination Platform.  Our telephonic direct marketing platform offers origination sources a high level of personalized service through our team of 87 sales account executives, each of whom acts as the single point of contact for his or her origination sources. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

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

Portfolio Diversification.  As of December 31, 2010, no single end user customer accounted for more than 0.14% of our portfolio and leases from our largest origination source accounted for only 1.29% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (11%) and New York (10%).

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

Sophisticated Collections Environment.  Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and maximize post charge-off recovery dollars. Our collection strategy employs a delinquency bucket segmentation approach, where certain collectors are assigned to accounts based on their delinquency status. The delinquency bucket segmentation approach allows us to assign our more experienced collectors to the late stage delinquent accounts. In addition, the collections department utilizes specialist collectors who focus on delinquent late fees, property taxes, bankruptcies and large balance accounts.

Access to Multiple Funding Sources.  We have established and maintained diversified funding capacity through multiple facilities with national credit providers. Our wholly-owned subsidiary, MBB, provides an additional funding source, primarily through the issuance of certificates of deposit insured through the FDIC raised nationally through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. Our proven ability to access funding consistently at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business. (See Liquidity and Capital Resources in Item 7).

Experienced Management Team.  Our executive officers have an average of more than 20 years of experience in providing financing solutions primarily to small and mid-sized businesses. As we have grown, we have expanded the management team with a group of successful, seasoned executives.

Disciplined Growth Strategy

Our primary objective is to enhance our current position as a provider of equipment financing to small and mid-sized businesses by pursuing a strategy focused primarily on organic growth initiatives while actively managing credit risk. We seek to maintain consistent credit quality standards while continuing to pursue strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease customers. We also target strategies to further penetrate our existing origination sources.

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a financial services company, we navigated through the challenging economic environment in 2008 and 2009 by tightening credit standards, reducing our workforce and closing three satellite offices. However, as the economic environment stabilized in 2010, we increased the number of our sales account executives by 49, from 38 sales account executives at December 31, 2009 to 87 at December 31, 2010. This action was part of our plan to rebuild our sales organization to increase originations and match the level of originations to our current funding capacity. (See Operating Data in Item 7.)

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

Once a sales account executive converts a prospect into an active relationship, that sales account executive becomes the origination source’s single point of contact for all dealings with us. This approach, which is a cornerstone of our origination platform, offers our origination sources a personal relationship through which they can address all of their questions and needs, including matters relating to pricing, credit, documentation, training and marketing. This single point of contact approach distinguishes us from our competitors, many of whom require origination sources to interface with several people in various departments, such as sales support, credit and customer service, for each application submitted. Since many of our origination sources have little or no prior experience in using lease financing as a sales tool, our personalized, single point of contact approach facilitates the leasing process for them. Other key aspects of our platform aimed at facilitating the lease financing process for the origination sources include:

•	ability to submit applications via fax, phone, Internet, mail or e-mail;

•	credit decisions generally within two hours;

•	one-page, plain-English form of lease for transactions under $50,000;

•	overnight or ACH funding to the origination source once all lease conditions are satisfied;

•	value-added services, such as application and portfolio reporting, marketing support and sales training on the benefits of financing;

•	on-site or telephonic training of the equipment dealer’s sales force on leasing as a sales tool; and

•	custom leases and programs.

Of our 234 total employees as of December 31, 2010, we employed 87 sales account executives, each of whom receives a base salary and earns commissions based on his or her lease and loan originations. We also have three employees dedicated to marketing as of December 31, 2010.

Sales Origination Channels.  We currently use direct sales origination channels to penetrate effectively a multitude of origination sources in the highly diversified and fragmented small-ticket equipment leasing market. All sales account executives use our telephonic direct marketing sales model to solicit these origination sources and end user customers.

Direct Channels.  Our direct sales origination channels, which account for approximately 79% of the active lease contracts in our portfolio, involve:

•	Independent Equipment Dealer Solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $7.0 million in annual revenues and fewer than 40 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

•	Major and National Accounts. This channel focuses on two specific areas of development: (i) national equipment manufacturers and distributors, where we seek to leverage their endorsements to become the preferred lease financing source for their independent dealers, and (ii) major accounts (distributors) with a consistent flow of business that need a specialized marketing and sales platform to convert more sales using a leasing option. Once a relationship is established with a major or national account, it is serviced by our sales account executives in the independent equipment dealer channel or, in some cases, by a dedicated group of account managers within our Strategic National Account Program. This allows us to quickly and efficiently leverage the relationship into new business opportunities with many new distributors located nationwide.

•	End User Customer Solicitations. This channel focuses on soliciting our existing portfolio of approximately 60,000 end user customers for additional equipment leasing or financing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including (i) retained credit information; (ii) consistent payment histories; and (iii) a demonstrated propensity to finance their equipment.

Indirect Channels.  Our indirect origination channels account for approximately 21% of the active lease contracts in our portfolio and consist of our relationships with lease brokers and certain equipment dealers who refer end user customer transactions to us for a fee or sell us leases that they originated with end user customers. We conduct our own independent credit analysis on each end user customer in an indirect lease transaction. We have written agreements with most of our indirect origination sources whereby they provide us with certain representations and warranties about the underlying lease transaction. The origination sources in our indirect channels generate leases that are similar to those generated by our direct channels.

In 2008, we took steps to reduce the portion of our business that is derived from the indirect channels to focus our origination resources on the more profitable direct channels. During 2009, the Company discontinued substantially all origination activity from indirect origination channels. In 2010, we resumed originations for selected indirect vendors. As a result, indirect business represented 3% of 2010 originations while direct business represented 97%.

Sales Recruiting, Training and Mentoring

Sales account executive candidates are screened for previous sales experience and communication skills, phone presence and teamwork orientation. Each new sales account executive undergoes a comprehensive training program shortly after he or she is hired. The training program covers the fundamentals of lease finance and introduces the sales account executive to our origination and credit policies and procedures. New sales account executives also receive technical training on our databases and our information management tools and techniques. At the end of the program, the sales account executives are tested to ensure they meet our standards. In addition to our formal training program, sales account executives receive extensive on-the-job training and mentoring. All sales account executives sit in groups, providing newer sales account executives the opportunity to learn first-hand from their more senior peers. In addition, our sales managers frequently monitor and coach sales account executives during phone calls, providing immediate feedback. Our sales account executives also receive continuing education and training, including periodic, detailed presentations on our contact management system, underwriting guidelines and sales enhancement techniques.

Product Offerings

Equipment Leases.  The types of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. We seek to reduce the financial risk associated with our lease transactions through the use of full pay-out leases. A full pay-out lease provides that the non-cancelable rental payments due during the initial lease term are sufficient to recover the purchase price of the underlying equipment plus an expected profit. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 60 months. At December 31, 2010, the average original term of the leases in our portfolio was approximately 50 months, and we had personal guarantees on approximately 38% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

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

At the time of application, end user customers select a purchase option that will allow them to purchase the equipment at the end of the contract term for either one dollar, the fair market value of the equipment or a specified percentage of the original equipment cost. We seek to realize our recorded residual in leased equipment at the end of the initial lease term by collecting the purchase option price from the end user customer, re-marketing the equipment in the secondary market or receiving additional rental payments pursuant to the applicable contract’s renewal provision.

Property Insurance on Leased Equipment.  Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as a loss payee under that policy. At December 31, 2010, approximately 57% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third-party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

In May 2000, we established AssuranceOne, our Bermuda-based, wholly-owned captive insurance subsidiary, to enter into a reinsurance contract with the issuer of the master property insurance policy. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less claims, premium tax and a ceding fee based on a percentage of annual net premiums written. The reinsurance contract expires in May 2012. On January 27, 2010, pursuant to an application filed with the Bermuda Monetary Authority, AssuranceOne changed from a Class 1 insurer to a Class 3 insurer under the Bermuda Insurance Act of 1978, as amended. As a Class 3 insurer, AssuranceOne is permitted to collect up to 50% off its premiums in connection with insurance coverage on equipment unrelated to the Company, meaning that, through AssuranceOne, we may offer an insurance product to cover equipment not otherwise financed through the Company.

Portfolio Overview

At December 31, 2010, we had 72,000 active leases in our portfolio, representing aggregate minimum lease payments receivable of $389.2 million. With respect to our portfolio at December 31, 2010:

•	the average original lease transaction was approximately $11,300, with an average remaining balance of approximately $5,400;

•	the average original lease term was approximately 50 months;

•	our active leases were spread among approximately 60,000 different end user customers, with the largest single end user customer accounting for only 0.14% of the aggregate minimum lease payments receivable;

•	over 81.6% of the aggregate minimum lease payments receivable were with end user customers who had been in business for more than five years;

•	the portfolio was spread among 9,749 origination sources, with the largest source accounting for only 1.29% of the aggregate minimum lease payments receivable, and our 10 largest origination sources accounting for only 9.8% of the aggregate minimum lease payments receivable;

•	there were over 100 different equipment categories financed, with the largest categories set forth as follows, as a percentage of the December 31, 2010 aggregate minimum lease payments receivable:

Equipment Category	Percentage

Copiers	33.12%
Security systems	6.78%
Closed Circuit TV security systems	5.94%
Computers	5.19%
Telecommunications Equipment	5.17%
Commercial & Industrial	3.66%
Computer software	3.52%
Water filtration systems	2.74%
Restaurant equipment	2.56%
Medical	2.14%
Healthcare diagnostic	1.85%
Cash registers	1.79%
Automotive	1.54%
All others (none more than 1.3)%	24.00%

•	we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2010 aggregate minimum lease payments receivable:

State	Percentage

California	11.46%
New York	9.53%
Florida	7.89%
Texas	7.70%
New Jersey	6.58%
Pennsylvania	4.92%
North Carolina	3.73%
Georgia	3.39%
South Carolina	3.29%
Massachusetts	3.21%
Illinois	2.88%
Ohio	2.61%
All others (none more than 2.20)%	32.81%

Information Management

A critical element of our business operations is our ability to collect detailed information on our origination sources and end user customers at all stages of a financing transaction and to manage that information effectively so that it can be used across all aspects of our business. Our information management system integrates a number of technologies to optimize our sales origination, credit, collection and account servicing functions. Applications used across our business include:

•	a sales information database that: (1) summarizes vital information on our prospects, origination sources, competitors and end user customers compiled from third-party data, trade associations, manufacturers, transaction information and data collected through the sales solicitation process; and (2) produces detailed reports using a variety of data fields to evaluate the performance and effectiveness of our sales account executives;

•	a call management reporting system that systematically analyzes call activity patterns to improve inbound and outbound calling campaigns for originations, collections and customer service;

•	a credit performance database that stores extensive portfolio performance data on our origination sources and end user customers. Our credit staff has on-line access to this information to monitor origination sources, end user customer exposure, portfolio concentrations and trends and other credit performance indicators;

•	predictive auto dialer technology that is used in both the sales origination and collection processes to improve the efficiencies by which these groups make their thousands of daily phone calls;

•	imaging technology that enables our employees to retrieve at their desktops all documents evidencing a lease transaction, thereby further improving our operating efficiencies and service levels; and

•	an integrated voice response unit that enables our end user customers the opportunity to obtain quickly and efficiently certain information from us about their accounts.

Our information technology platform infrastructure is industry standard and fully scalable to support future growth. Our systems are backed up nightly and a full set of data tapes is sent to an off-site storage provider weekly. In addition, we have contracted with a third party for disaster recovery services.

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Credit analysts are centralized in our New Jersey headquarters and at December 31, 2010 we had a total of 15 analysts, each with an average of approximately 8 years of experience. Each credit analyst is measured monthly against a discrete set of performance variables, including decision turnaround time, performance metrics and adherence to our underwriting policies and procedures.

Our typical financing transaction involves three parties: the origination source, the end user customer and us. The key elements of our comprehensive credit underwriting process include the qualification and ongoing review of origination sources, the performance of due diligence procedures on each end user customer and the monitoring of overall portfolio trends and underwriting standards.

Qualification and Ongoing Review of Origination Sources.  Each origination source is reviewed and qualified by the credit analyst. The origination source’s credit information and references are reviewed as part of the qualification process. Over time, our database has captured credit profiles on thousands of origination sources. We regularly track all applications and lease originations by source, assessing whether the origination source has a high application decline rate and analyzing the delinquency rates on the leases originated through that source. Any unusual situations that arise involving the origination source are noted in the source’s file. Each origination source is reviewed on a regular basis using portfolio performance statistics as well as any other information noted in the source’s file. We will place an origination source on watch status if its portfolio performance statistics are consistently below our expectations. If the origination source’s statistics do not improve in a timely manner, we often stop accepting applications from that origination source.

End User Customer Review.  Each end user customer’s application is reviewed using our rules-based set of underwriting guidelines that focus on commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on its experience in extending credit to small and mid-sized businesses. The guidelines are reviewed and revised as necessary by our Senior Credit Committee, which is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Risk Officer, Director of Credit and Vice President of Account Servicing. Our underwriting guidelines require a thorough credit investigation of the end user customer. The guidelines may also include an analysis of the personal credit of the owner, who often guarantees the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

•	length of time in business;

•	confirmation of actual business operations and ownership;

•	management history, including prior business experience;

•	size of the business, including the number of employees and financial strength of the business;

•	third-party commercial reports;

•	legal structure of business; and

•	fraud indicators.

Transactions over $50,000 receive a higher level of scrutiny, often including a review of financial statements or tax returns and a review of the business purpose of the equipment to the end user customer.

Within two hours of receipt of the application, the credit analyst is usually ready to render a credit decision on transactions less than $50,000. If there is insufficient information to render a credit decision, a request for more information will be made by the credit analyst. Credit approvals are typically valid for up to a 90-day period from the date of initial approval. In the event that the funding does not occur within the initial approval period, a re-approval may be issued after the credit analyst has reprocessed all the relevant credit information to determine that the creditworthiness of the applicant has not deteriorated.

In most instances after a lease is approved, a phone verification with the end user customer is performed by us, or in some instances by the origination source, prior to funding the transaction. The purpose of this call is to verify information on the credit application, review the terms and conditions of the lease contract, confirm the customer’s satisfaction with the equipment and obtain additional billing information. We will delay paying the origination source for the equipment if the credit analyst uncovers any material issues during the phone verification.

Since mid-2009, we have been developing and implementing a customized acquisition scorecard for use in our credit decisioning process based on our database of historical information. The scorecard has been, and will continue to be, tested and validated on an ongoing basis by credit and non-credit subject matter experts. The scorecard’s key attributes and mathematical computations are periodically modified. Our goal is to increase the scorecard’s use in connection with new applications to further increase efficiencies and consistency in the credit decisioning process. Since its implementation, approximately 15% of credit decisions made on new applications have been made using the scorecard.

Monitoring of Portfolio Trends and Underwriting Standards.  Credit personnel use our databases and our information management tools to monitor the characteristics and attributes of our overall portfolio. Reports are produced to analyze origination source performance, end user customer delinquencies, portfolio concentrations, trends and other related indicators of portfolio performance. Any significant findings are presented to the Senior Credit Committee for review and action.

Our internal credit surveillance team is responsible for ensuring that the credit department adheres to all underwriting guidelines. The examinations conducted by this department are designed to monitor our origination sources, the appropriateness of exceptions to our underwriting guidelines and documentation quality. Management reports are regularly generated by this department detailing the results of these surveillance activities.

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

Collection Process

Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and maximize post-default recovery dollars. Our collection strategy employs a delinquency bucket segmentation approach, where certain collectors are assigned to accounts based on their delinquency status. The collectors are individually accountable for their results and a significant portion of their compensation is based on the delinquency performance of their accounts. The delinquency bucket segmentation approach allows us to assign our more experienced collectors to the later stage delinquent accounts.

Our collection activities begin with phone contact when a payment becomes 10 days past due and continue throughout the delinquency period. We utilize a predictive dialer that automates outbound telephone dialing. The dialer is primarily used to focus on and reduce the number of accounts that are between 10 and 30 days delinquent. A collection notice is sent once an account initially falls delinquent and then once an account reaches the 31- to 60-day delinquency stage, the 61- to 75-day delinquency stage, the 76- to 90-day delinquency stage and the over 90-day delinquency stage. Collectors input notes directly into our servicing system, enabling the collectors to monitor the status of problem accounts and promptly take any necessary actions. In addition, late charges are assessed when a leasing customer fails to remit payment on a lease by its due date. If the lease continues to be delinquent, we may exercise our remedies under the terms of the contract, including acceleration of the entire lease balance, litigation and/or repossession.

In addition, the collections department employs specialist collectors who focus on delinquent late fees, property taxes, bankruptcies and large balance accounts.

After an account becomes 120 days or more past due, it is generally charged-off and referred to our internal recovery group, consisting of a team of paralegals and collectors. The group utilizes several resources in order to maximize recoveries on charged-off accounts, including: (1) initiating litigation against the end user customer and any personal guarantor, using our internal legal staff; (2) referring the account to an outside law firm or collection agency; and/or (3) repossessing and remarketing the equipment through third parties.

At the end of the initial lease term, a customer may return the equipment, continue leasing the equipment or purchase the equipment for the amount set forth in the purchase option granted to the customer. Our end of term department maintains a team of employees who seek to realize our recorded residual in the leased equipment at the end of the lease term.

Supervision and Regulation

Although most states do not directly regulate the commercial equipment lease financing business, certain states require lenders and finance companies to be licensed, impose limitations on certain contract terms and on interest rates and other charges, mandate disclosure of certain contract terms and constrain collection practices and remedies. Under certain circumstances, we also may be required to comply with the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These acts require, among other things, that we provide notice to credit applicants of their right to receive a written statement of reasons for declined credit applications. The Telephone Consumer Protection Act of 1991 (“TCPA”) and similar state statutes or rules that govern telemarketing practices are generally not applicable to our business-to-business calling platform; however, we are subject to the sections of the TCPA that regulate business-to-business facsimiles. The Fair and Accurate Transactions Act (“FACT Act”) requires financial institutions to establish a written program to implement “Red Flag Guidelines,” which are intended to detect, prevent and mitigate identity theft. The FACT Act also provides guidance regarding reasonable policies and procedures that a user of consumer credit reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.

Our insurance operations are subject to various types of governmental regulation. Our wholly-owned insurance company subsidiary, AssuranceOne, is a Class 3 Bermuda insurance company and, as such, is subject to the Bermuda Insurance Act 1978, as amended, and related regulations.

Banking Regulation.  On January 13, 2009, in connection with the conversion of MBB from an industrial bank to a commercial bank, we became a bank holding company by order of the Federal Reserve Board and are subject to regulation under the Bank Holding Company Act. In connection with this approval, the Federal Reserve Board required the Company to identify any of its activities or investments that were impermissible under the Bank Holding Company Act, such as our reinsurance activities conducted through AssuranceOne. Such activities or investments were required to be terminated or conform to the Bank Holding Company Act within two years of the approval (which meant that we had to become a financial holding company). On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of the Company’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Based on such confirmation, the Company’s reinsurance activities conducted through AssuranceOne are permissible and the Company is permitted to expand such activities.

Since its opening on March 12, 2008, MBB has been operating in accordance with the order issued by the FDIC on March 20, 2007 (the “FDIC Order”) and in accordance with certain requirements and conditions applicable during its three-year de novo period. MBB’s three-year de novo period expired on March 12, 2011, as did certain of the requirements and conditions that were applicable solely during such period.

MBB is also subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including reserve requirements, loan limitations, requirements governing the establishment of branches and numerous other aspects of its operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders. All of our subsidiaries may be subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board, subject to certain conditions in the case of “functionally regulated subsidiaries,” such as broker/dealers and registered investment advisers.

Regulations governing MBB restrict extensions of credit by such institution to Marlin Business Services Corp. and, with some exceptions, to other affiliates. For these purposes, extensions of credit include loans and advances to and guarantees and letters of credit on behalf of Marlin Business Services Corp. and such affiliates. These regulations also restrict investments by MBB in the stock or other securities of Marlin Business Services Corp. and the covered affiliates, as well as the acceptance of such stock or other securities as collateral for loans to any borrower, whether or not related to Marlin Business Services Corp.

Additional Activities.  Bank holding companies and their banking and non-banking subsidiaries have traditionally been limited to the business of banking and activities which are closely related thereto. The Gramm-Leach-Bliley Act (“GLB Act”) expanded the provisions of the Bank Holding Company Act by including a section that permits bank holding companies to become financial holding companies (which we did effective September 15, 2010, while remaining a bank holding company) and permits them to engage in a full range of financial activities. A financial holding company is permitted to engage in a wide variety of activities deemed to be “financial in nature” including lending, exchanging, transferring, investing for others, or safeguarding money or securities, providing financial, investment or economic advisory services and underwriting, dealing in, or making a market in securities.

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

The federal bank regulatory agencies’ risk-based capital guidelines for years have been based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision, a committee of central bankers and bank supervisors from the major industrialized countries. This committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the committee proposed a new capital adequacy framework (“Basel II”) for large, internationally active banking organizations to replace Basel I. Basel II was designed to produce a more risk-sensitive result than its predecessor. However, certain portions of Basel II entail complexities and costs that were expected to preclude their practical application to the majority of U.S. banking organizations that lack the economies of scale needed to absorb the associated expenses.

Effective April 1, 2008, the U.S. federal bank regulatory agencies adopted Basel II for application to certain banking organizations in the United States. The new capital adequacy framework applies to organizations that (i) have consolidated assets of at least $250 billion, (ii) have consolidated total on-balance sheet foreign exposures of at least $10 billion, (iii) are eligible to, and elect to, opt-in to the new framework even though not required to do so under clause (i) or (ii) above or (iv) as a general matter, are subsidiaries of a bank or bank holding company that uses the new rule. During a two-year phase in period, organizations required or electing to apply Basel II have been required to report their capital adequacy calculations separately under both Basel I and Basel II on a “parallel run” basis.

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

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure. Adequately capitalized institutions include depository institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized depository institutions consist of those with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized depository institutions are those with minimal capital and at serious risk for government seizure.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. At December 31, 2010, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 16.58%, 17.39% and 18.65%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Order, MBB must keep its total risk-based capital ratio above 15%. MBB’s equity balance at December 31, 2010 was $20.2 million, which qualifies for “well capitalized” status.

Federal Deposit Insurance.  Under the Federal Deposit Insurance Reform Act of 2005, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC changed its risk-based premium system for FDIC deposit insurance, providing for quarterly assessments of FDIC-insured institutions based on their respective rankings in one of four risk categories depending upon their examination ratings and capital ratios. Beginning in 2011, the FDIC assessment base will change from total domestic deposits to consolidated total assets minus tangible equity capital, defined as Tier 1 Capital. Additionally, the change would use the quarterly average of daily closing balance of total assets, as currently reported in the call reports. The FDIC aims to raise the same expected revenue under the new base as under the current assessment base. Since the new base is larger than the current base, the proposal would lower the assessment rate schedule to maintain revenue neutrality. Institutions in FDIC-assigned Risk Categories II, III and IV are assessed premiums at progressively higher rates. MBB is designated a Risk Category I institution for purposes of the risk-based assessment for FDIC deposit insurance.

On November 21, 2008, following a determination by the Secretary of the Treasury that systemic risk existed in the nation’s financial sector, the FDIC Board of Directors adopted a new program to strengthen confidence and encourage liquidity in the banking system by (1) guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and (2) providing full coverage of noninterest-bearing deposit transaction accounts, regardless of dollar amount (the “Temporary Liquidity Guarantee Program” or “TLGP”). MBB did not participate in either facet of the TLGP.

After the passage of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the FDIC also increased deposit insurance for all deposit accounts up to $250,000 per account beginning on October 3, 2008 and ending on December 31, 2009. In May 2009, a law was signed extending the temporary increase through December 31, 2013. On July 21, 2010, President Barack Obama signed the Dodd-Frank Act into law, which, in part, (1) required the FDIC to increase reserves for the Deposit Insurance Fund (the “DIF”) against future losses which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets greater than $10 billion and (2) permanently raised the standard maximum deposit insurance amount to $250,000. On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009. Effective April 1, 2009, the FDIC changed the way its assessment system differentiates for risk, making corresponding changes to assessment rates beginning with the second quarter of 2009, and making certain technical and other changes to these rules. The increase in deposit insurance described above, as well as the recent increase and anticipated additional increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks. To bolster the DIF, the Dodd-Frank Act provides for a new minimum reserve ratio of not less than 1.35% of estimated insured deposits and requires that the FDIC take steps necessary to attain this 1.35% ratio by September 30, 2020. The FDIC is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2016. Continued bank failures have caused the ratio to fall to a negative 0.16 percent as of September 2010. The FDIC also proposed to raise its industry target ratio of reserves to insured deposits to 2.00%, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.

On November 12, 2009, the Board of Directors of the FDIC voted to require insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting earnings of the industry. Payment of the prepaid assessment, along with the payment of MBB’s regular third quarter assessment, was paid when due on December 30, 2009.

Source of Strength Doctrine.  Under Federal Reserve Board policy and regulation, a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and is expected to stand prepared to commit resources to support each of them. Consistent with this policy, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality and overall financial condition.

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

Privacy.  Title V of the GLB Act is intended to increase the level of privacy protection afforded to customers of financial institutions, including customers of the securities and insurance affiliates of such institutions, partly in recognition of the increased cross-marketing opportunities created by the GLB Act’s elimination of many of the boundaries previously separating various segments of the financial services industry. Among other things, these provisions require institutions to have in place administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information, to protect against anticipated threats or hazards to the security or integrity of such records and to protect against unauthorized access to or use of such records that could result in substantial harm or inconvenience to a customer.

EESA.  Turmoil in the nation’s financial sector during 2008 resulted in the passage of the EESA and the adoption of several programs by the U.S. Department of the Treasury, as well as several actions by the Federal Reserve Board. One such program under the Treasury Department’s Troubled Asset Relief Program (“TARP”) was action by the Treasury Department to make significant investments in U.S. financial institutions through the Capital Purchase Program. Our application to provide us with the flexibility to participate in the TARP was approved. However, based upon subsequent evaluation, we declined to participate.

The Federal Reserve Board has also developed an Asset-Backed Commercial Paper Money Market Fund Liquidity Facility (“AMLF”) and the Commercial Paper Funding Facility (“CPFF”). The AMLF provides loans to depository institutions to purchase asset-backed commercial paper (“CP”) from money market mutual funds. The CPFF provides a liquidity backstop to U.S. issuers of CP. These facilities closed on February 1, 2010. We did not participate in either AMLF or CPFF.

TALF program.  In 2009, the Federal Reserve Board also created the Term Asset-Backed Securities Loan Facility (“TALF”) program, the intent of which was to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities (“ABS”) and improving the market conditions for ABS generally. The TALF program provided ABS investors with financing to support their purchases of certain AAA-rated securities. On February 12, 2010, we issued $80.7 million of term ABS securities through our special purpose subsidiary, Marlin Leasing Receivables XII LLC, and the senior tranche of the offering was rated AAA, thereby making it eligible under the TALF program.

Future Legislation.  From time to time, legislation will be introduced in Congress and state legislatures with respect to the regulation of financial institutions. The financial crisis of 2008 and 2009 resulted in U.S. government and regulatory agencies placing increased focus and scrutiny on the financial services industry. The U.S. government intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a CP funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, increasing insurance on bank deposits, among other things, and by passing the Dodd-Frank Act, a sweeping financial reform bill.

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

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings and growth cannot be predicted.

Dividends.  The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. Additionally, pursuant to its FDIC Order, MBB was not permitted to pay dividends during the first three years of operations without the prior written approval of the FDIC and the State of Utah (such three-year period expired on March 12, 2011).

Transfers of Funds and Transactions with Affiliates.  Sections 23A and 23B of the Federal Reserve Act and applicable regulations impose restrictions on MBB that limit the transfer of funds by MBB to Marlin Business Services Corp. and certain of its affiliates, in the form of loans, extensions of credit, investments or purchases of assets. These transfers by MBB to Marlin Business Services Corp. or any other single affiliate are limited in amount to 10% of MBB’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of MBB’s capital and surplus. These loans and extensions of credit are also subject to various collateral requirements. Sections 23A and 23B of the Federal Reserve Act and applicable regulations also require generally that MBB’s transactions with its affiliates be on terms no less favorable to MBB than comparable transactions with unrelated third parties. MBB completed de novo purchases totaling approximately $48.0 million of eligible leases and loans from Marlin Leasing Corporation during the second quarter of 2008, which completed the anticipated de novo transactions allowed by the FDIC Order.

Restrictions on Ownership.  Subject to certain exceptions, the Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FDIC has been notified 60 days prior to such acquisition and has not objected to the transaction. Under a rebuttable presumption in the Change in Bank Control Act, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the 1934 Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. The regulations provide a procedure for challenging this rebuttable control presumption.

We believe that we currently are in compliance with all material statutes and regulations that are applicable to our business.

Competition

We compete with a variety of equipment financing sources that are available to small and mid-sized businesses, including:

•	national, regional and local finance companies that provide leases and loan products;

•	financing through captive finance and leasing companies affiliated with major equipment manufacturers;

•	corporate credit cards; and

•	commercial banks, savings and loan associations and credit unions.

Our principal competitors in the highly fragmented and competitive small-ticket equipment leasing market are smaller finance companies and local and regional banks. Other providers of equipment lease financing include KeyCorp, De Lage Landen Financial, GE Commercial Equipment Finance and Wells Fargo Bank, National Association. Many of these companies are substantially larger than we are and have significantly greater financial, technical and marketing resources than we do. While these larger competitors provide lease financing to the marketplace, many of them are not our primary competitors given that our average transaction size is relatively small and that our marketing focus is on independent equipment dealers and their end user customers. Nevertheless, there can be no assurances that these providers of equipment lease financing will not increase their focus on our market and begin to compete more directly with us.

Some of our competitors have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases with yields that are less than the yields we use to price our leases, which might force us to lower our yields or lose lease origination volume. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could enable them to establish more origination sources and end user customer relationships and increase their market share. We compete on the quality of service we provide to our origination sources and end user customers. We have encountered and will continue to encounter significant competition.

Employees

As of December 31, 2010, we employed 234 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

Available Information

We are a Pennsylvania corporation with our principal executive offices located at 300 Fellowship Road, Mount Laurel, NJ 08054. Our telephone number is (888) 479-9111 and our website address is www.marlincorp.com. We make available free of charge through the investor relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.

Item 1A.	Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make.

If we cannot obtain financing, we may be unable to fund our operations.  Our business requires a substantial amount of cash to operate. Our cash requirements will increase if our lease originations increase. We historically have obtained a substantial amount of the cash required for operations through a variety of external financing sources, such as borrowings under revolving bank facilities, financing of leases through CP conduit warehouse facilities, long-term loan facilities, term note securitizations and certificates of deposit raised by MBB. A failure to renew and increase the funding availability under our existing facilities, to add new funding facilities or to access the certificate of deposit market could affect our ability to fund and originate new leases.

Our ability to obtain renewals of lenders’ commitments and new funding facilities or to obtain continued access to the certificate of deposit market, is affected by a number of factors, including:

•	conditions in the long-term lending markets;

•	conditions in the market for FDIC-insured certificates of deposit;

•	compliance of our leases with the eligibility requirements established in connection with our long-term loan facilities and term note securitizations, including the level of lease delinquencies and default;

•	restrictions and costs associated with banking industry regulation which could negatively impact MBB;

•	conditions in the securities and asset-backed securities markets;

•	conditions in the market for commercial bank liquidity support for CP programs; and

•	our ability to service the leases.

We are and will continue to be dependent upon the availability of credit from these financing sources to continue to originate leases and to satisfy our other working capital needs. We may be unable to obtain additional financing on acceptable terms, or at all, as a result of prevailing interest rates or other factors at the time, including the presence of covenants or other restrictions under existing financing arrangements. If any or all of our funding sources become unavailable on acceptable terms or at all, we may not have access to the financing necessary to conduct our business, which would limit our ability to fund our operations. Our long-term loan facilities mature on October 9, 2012 and September 23, 2013, respectively. As a result, we may be unable to continue to access these facilities after those dates. (See Liquidity and Capital Resources in Item 7). In the event we seek to obtain equity financing, our shareholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue such securities.

Our financing sources impose covenants, restrictions and default provisions on us, which could lead to termination of our financing facilities, acceleration of amounts outstanding under our financing facilities and our removal as servicer.  The legal agreements relating to our long-term loan facilities and our term note securitizations contain numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement, an interest coverage test and a maximum debt to equity ratio. In addition, a change in the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer is an event of default under our long-term loan facilities, unless we hire a replacement acceptable to our lenders within 120 days. A change in Chief Executive Officer or Chief Operating Officer is an immediate event of servicer termination under our term note securitization completed in 2006.

A merger or consolidation with another company in which we are not the surviving entity, likewise, is an event of default under our financing facilities. The Company’s long-term loan facilities contain acceleration clauses allowing the creditors to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, “if a material adverse change occurs”). Further, our long-term loan facilities contain cross default provisions whereby certain defaults under one facility would also be an event of default under the other facilities. An event of default under the long-term loan facilities could result in termination of further funds being made available. An event of default under any of our facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or our removal as a servicer of the leases financed by the facility. This would reduce our revenues from servicing and, by delaying any cash payment allowed to us under the financing facilities until the lenders have been paid in full, reduce our liquidity and cash flow.

If we inaccurately assess the creditworthiness of our end user customers, we may experience a higher number of lease defaults, which may restrict our ability to obtain additional financing and reduce our earnings.  We specialize in leasing equipment to small and mid-sized businesses. Small and mid-sized businesses may be more vulnerable than large businesses to economic downturns, typically depend upon the management talents and efforts of one person or a small group of persons and often need substantial additional capital to expand or compete. Small and mid-sized business leases, therefore, may entail a greater risk of delinquencies and defaults than leases entered into with larger, more creditworthy leasing customers. In addition, there is typically only limited publicly available financial and other information about small and mid-sized businesses and they often do not have audited financial statements. Accordingly, in making credit decisions, our underwriting guidelines rely upon the accuracy of information about these small and mid-sized businesses obtained from the small and mid-sized business owner and/or third-party sources, such as credit reporting agencies. If the information we obtain from small and mid-sized business owners and/or third- party sources is incorrect, our ability to make appropriate credit decisions will be impaired. If we inaccurately assess the creditworthiness of our end user customers, we may experience a higher number of lease defaults and related decreases in our earnings.

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

Deteriorated economic or business conditions may lead to greater than anticipated lease defaults and credit losses, which could limit our ability to obtain additional financing and reduce our operating income.  The capital and credit markets have been experiencing extreme volatility and disruption for more than three years at unprecedented levels. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic slowdown and national recession throughout 2008 and 2009. These events and the continuing market uncertainty may have an adverse effect on us. In the event of extreme and prolonged market events, such as a global credit crisis or a “double dip” recession in the U.S., we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Our operating income may be reduced by various economic factors and business conditions, including the level of economic activity in the markets in which we operate. Delinquencies and credit losses generally increase during economic slowdowns or recessions. Because we extend credit primarily to small and mid-sized businesses, many of our customers may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled lease payments during these periods. Therefore, to the extent that economic activity or business conditions deteriorate, our delinquencies and credit losses may increase. Unfavorable economic conditions may also make it more difficult for us to maintain both our new lease origination volume and the credit quality of new leases at levels previously attained. Unfavorable economic conditions could also increase our funding costs or operating cost structure or limit our access to funding. Any of these events could reduce our operating income.

If losses from leases exceed our allowance for credit losses, our operating income will be reduced or eliminated.  In connection with our financing of leases, we record an allowance for credit losses to provide for estimated losses. Our allowance for credit losses is based on, among other things, past collection experience, industry data, lease delinquency data and our assessment of collection risks. Determining the appropriate level of the allowance is an inherently uncertain process and, therefore, our determination of this allowance may prove to be inadequate to cover losses in connection with our portfolio of leases. Factors that could lead to the inadequacy of our allowance may include our inability to manage collections effectively, unanticipated adverse changes in the economy or discrete events adversely affecting specific leasing customers, industries or geographic areas. Losses in excess of our allowance for credit losses would cause us to increase our provision for credit losses, reducing or eliminating our operating income.

If we are unable to effectively execute our business strategy, we may suffer material operating losses.  Our financial position, liquidity and results of operations depend on management’s ability to execute our business strategy and navigate through the ongoing challenging economic environment. Key factors involved in the execution of this strategy include achieving the desired volume of leases of suitable yield and credit quality, effectively managing those leases and obtaining appropriate funding. Accomplishing such a result on a cost-effective basis is largely a function of our marketing capabilities, our management of the leasing process, our credit underwriting guidelines, our ability to provide competent, attentive and efficient servicing to our origination sources and our end user customers, our ability to execute effective credit risk management and collection techniques, our access to financing sources on acceptable terms and our ability to attract and retain high quality employees in all areas of our business. Failure to manage effectively these and other factors related to our business strategy and our overall operations may cause us to suffer material operating losses.

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

If interest rates change significantly, we may be subject to higher interest costs with respect to our funding sources and we may be unable to hedge our variable-rate borrowings effectively, which may cause us to suffer material losses.  Because we use bank deposits, long-term loan facilities and term note securitizations to fund our leases, our margins could be reduced by an increase in interest rates. Each of our leases is structured so that the sum of all scheduled lease payments will equal the cost of the equipment to us, less the residual, plus a return on the amount of our investment. This return is known as the yield. The yield on our leases is fixed because the scheduled payments are fixed at the time of lease origination. When we originate or acquire leases, we base our pricing in part on the spread we expect to achieve between the yield on each lease and the effective interest rate we expect to pay when we finance the lease. To the extent that a lease is financed with variable-rate funding, increases in interest rates during the term of a lease could narrow or eliminate the spread, or result in a negative spread. A negative spread is an interest cost greater than the yield on the lease. Certain of our funding facilities have variable rates based on the London Interbank Offered Rate (“LIBOR”) or the prime rate. As a result, because our assets have a fixed interest rate, increases in LIBOR or the prime rate would negatively impact our earnings. If interest rates increase faster than we are able to adjust the pricing under our new leases, our net interest margin would be reduced. As required under certain financing facilities, we entered into interest-rate cap agreements to hedge against the risk of interest rate increases. If our hedging strategies are imperfectly implemented or if a counterparty defaults on a hedging agreement, we could suffer losses relating to our hedging activities. At December 31, 2010, there was no notional principal outstanding under interest-rate swap agreements. In addition, with respect to our fixed-rate borrowings, such as our term note securitizations, increases in interest rates could have the effect of increasing our borrowing costs on future term note transactions.

Legislative and regulatory reforms may have a significant impact on our business, results of operations and financial condition.  Recent conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The United States government has intervened on a broad scale, responding to what has been commonly referred to as the financial crisis, by temporarily enhancing the liquidity support available to financial institutions, establishing a CP funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits. These programs have subjected financial institutions to additional restrictions, oversight and costs.

In addition, on July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act contains provisions that, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators and give shareholders an advisory vote on executive compensation. The Dodd-Frank Act could substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.

The Dodd-Frank Act adds sweeping deposit insurance provisions. Deposit insurance assessments in the future will be based upon a bank’s average consolidated total assets minus its average tangible equity, rather than upon its deposit base. The changes also make the $250,000 deposit insurance limit permanent, extend the Transaction Account Guarantee program and expand the FDIC’s authority to raise insurance premiums by setting a target ratio as high as the FDIC determines to be appropriate. The Dodd-Frank Act also restricts proprietary trading and the derivatives activities of banks and their affiliates.

Many provisions of the Dodd-Frank Act require the adoption of rules to implement. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislative or regulatory action. The effect of the Dodd-Frank Act and its implementing regulations on our business and operations could be significant. In addition, we may be required to invest significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that have been and are still required to be issued under it. The Dodd-Frank Act, any related legislation and any implementing regulations could have a significant adverse effect on our business, results of operations and financial condition.

Further increase in the FDIC deposit insurance premium or required reserves may have a significant financial impact on us.  The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the DIF. Recent difficult economic conditions have resulted in higher bank failures and expectations of future bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which have recently been increased) using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. The current proposed rules to base insurance premiums on the institution’s asset base would have a neutral impact to MBB; however, future increases in assessments may decrease our earnings and could have a material adverse effect on the value of, or market for, our common stock.

On October 19, 2010, the FDIC further addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35% (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. Current assessment rates will remain in effect until such time as the industry’s reserve ratio reaches 1.15%, which the FDIC estimates will occur at the end of 2016. The FDIC also proposed to raise its industry target ratio of reserves to insured deposits to 2.00%, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.

We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines, our business, financial condition or results of operations may be adversely affected.  Under regulatory capital adequacy guidelines, and other regulatory requirements, we must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators regarding components, risk weightings and other factors. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Bank Capital and Regulatory Oversight). If we fail to meet these minimum capital guidelines and other regulatory requirements, our business, financial condition or results of operations may be adversely affected. In addition, if we fail to maintain “well-capitalized” status under the regulatory framework, if we are deemed to be not well-managed under regulatory exam procedures or if we experience certain regulatory violations, our status as a financial holding company, our related eligibility for a streamlined review process for acquisition proposals and our ability to offer certain financial products may be compromised or impaired.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.  In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of bank holding companies in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

The departure of any of our key management personnel or our inability to hire suitable replacements for our management may result in defaults under our financing facilities, which could restrict our ability to access funding and operate our business effectively.  Our future success depends to a significant extent on the continued service of our senior management team. A change in the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer is an event of default under our long-term loan facilities, unless we hire a replacement acceptable to our lenders within 120 days. A change in Chief Executive Officer or Chief Operating Officer is an immediate event of servicer termination under our term note securitization completed in 2006.

The termination or interruption of, or a decrease in volume under, our property insurance program would cause us to experience lower revenues and may result in a significant reduction in our net income.  Our end user customers are required to obtain all-risk property insurance for the replacement value of the leased equipment. Each end user customer has the option of either delivering a certificate of insurance listing us as loss payee under a commercial property policy issued by a third-party insurer or satisfying such insurance obligation through our insurance program. Under our program, the end user customer purchases coverage under a master property insurance policy written by a national third-party insurer (our “primary insurer”) with whom our captive insurance subsidiary, AssuranceOne, has entered into a 100% reinsurance arrangement. Termination or interruption of our program could occur for a variety of reasons, including: (1) adverse changes in laws or regulations affecting our primary insurer or AssuranceOne; (2) a change in the financial condition or financial strength ratings of our primary insurer or AssuranceOne; (3) negative developments in the loss reserves or future loss experience of AssuranceOne, which render it uneconomical for us to continue the program; (4) termination or expiration of the reinsurance agreement with our primary insurer, coupled with an inability by us to identify quickly and negotiate an acceptable arrangement with a replacement carrier; or (5) competitive factors in the property insurance market. If there is a termination or interruption of this program or if fewer end user customers elected to satisfy their insurance obligations through our program, we would experience lower revenues and our net income may be reduced.

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

We, like other finance companies, face the risk of litigation, including class action litigation, and regulatory investigations and actions in connection with our business activities. These matters may be difficult to assess or quantify, and their magnitude may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could cause us to suffer significant costs and expenses and could require us to alter our business strategy and the manner in which we operate our business.

Government regulation significantly affects our business.  The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. Since becoming a bank holding company on January 13, 2009, we have been subject to regulation by the

Federal Reserve Board and subject to the Bank Holding Company Act. Our bank subsidiary, MBB, is also subject to regulation by the Federal Reserve Board and the State of Utah. Such regulation affects lending practices, capital structure, investment practices, dividend policy and growth. The financial crisis of 2008 and 2009 resulted in U.S. government and regulatory agencies placing increased focus and scrutiny on the financial services industry. The U.S. government intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a CP funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, increasing insurance on bank deposits and by passing the Dodd-Frank Act, among other things.

These programs have subjected financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation continue to be introduced in Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates and financial product offerings and disclosures, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Such proposed changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to make loans and leases, and may also result in the imposition of additional costs on us.

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

Our quarterly operating results may fluctuate significantly.  Our operating results may differ from quarter to quarter, and these differences may be significant. Factors that may cause these differences include: changes in the volume of lease applications, approvals and originations; changes in interest rates; the timing of term note securitizations; the availability and cost of capital and funding; the degree of competition we face; the levels of charge-offs we incur; general economic conditions; and other factors. Because we discontinued hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in the Consolidated Statements of Operations. This change creates volatility in our results of operations, as the market value of our derivatives may change over time, and this volatility may adversely impact our results of operations and financial condition. These changes in value are based on the values of the derivative contracts as of the dates reported in a volatile market that changes daily, and will not necessarily reflect the value at settlement. The results of any one quarter may not indicate what our performance may be in the future. At December 31, 2010, there was no notional principal outstanding under interest-rate swap agreements.

Our common stock price is volatile.  The trading price of our common stock may fluctuate substantially depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose part or all of their investment in our shares of common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of financial services companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of market analysts;

•	investor perceptions of the equipment leasing industry in general and the Company in particular;

•	the operating and stock performance of comparable companies;

•	legislative and regulatory changes with respect to the financial or banking industries;

•	general economic conditions and trends;

•	major catastrophic events;

•	loss of external funding sources;

•	sales of large blocks of our stock or sales by insiders; or

•	departures of key personnel.

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

Anti-takeover provisions and our right to issue preferred stock could make a third-party acquisition of us difficult.  We are a Pennsylvania corporation. Anti-takeover provisions of Pennsylvania law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our shareholders. Our amended and restated articles of incorporation and our bylaws contain certain other provisions that would make it difficult for a third party to acquire control of us, including a provision that our Board of Directors may issue preferred stock without shareholder approval.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2010, we operated from five leased facilities including our executive office facility, a Philadelphia office facility, two branch offices and the headquarters of MBB. Our Mount Laurel, New Jersey executive offices are housed in a leased facility of approximately 50,000 square feet under a lease that expires in May 2013. We also lease 3,524 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in July 2013. In addition, we have a regional office in Johns Creek, Georgia (a suburb of Atlanta). Our Georgia office is 5,822 square feet and the lease expires in July 2013. The headquarters of MBB in Salt Lake City is 5,764 square feet and the lease expires in October 2014. We also lease 300 square feet for a sales office in Sherwood, Oregon. This lease commenced September 2010 and is on a month-to-month basis. We believe our leased facilities are adequate for our current needs and sufficient to support our current operations and anticipated future requirements.

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

Marlin Business Services Corp. completed its IPO of common stock and became a publicly traded company on November 12, 2003. The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “MRLN.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	2010		2009
	High	Low	High	Low

First Quarter	$10.75	$8.35	$4.66	$2.52
Second Quarter	$13.38	$10.23	$5.60	$3.14
Third Quarter	$12.52	$9.47	$8.64	$4.94
Fourth Quarter	$13.17	$10.38	$8.11	$6.71

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

Number of Record Holders

There were 373 holders of record of our common stock at February 28, 2011. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Information on Stock Repurchases

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.

The number of shares of common stock repurchased by Marlin during the fourth quarter of 2010 and the average price paid per share is as follows:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares that
	Number of	Average Price	Part of a Publicly	May Yet be Purchased
	Shares	Paid Per	Announced Plan or	Under the Plans or
Time Period	Purchased	Share(1)	Program	Programs

October 1, 2010 to October 31, 2010	—	$—	—	$10,642,744
November 1, 2010 to November 30, 2010	6,212	$10.71	6,212	$10,576,204
December 1, 2010 to December 31, 2010	12,763	$10.67	12,763	$10,440,013

Total for the quarter ended December 31, 2010	18,975	$10.68	18,975	$10,440,013

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 508 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended December 31, 2010, at an average cost of $12.83 per share.

Sale of Unregistered Securities

On February 12, 2010, we issued $80.7 million of term asset-backed debt securities through our special purpose subsidiary, Marlin Leasing Receivables XII LLC, with the senior tranche of the offering being eligible under the TALF program established by the Federal Reserve Board. This issuance was done in reliance on the exemption from registration provide by Rule 144A of the 1933 Act. J.P. Morgan Securities, Inc. served as the initial purchaser and placement agent for the issuance, and the aggregate initial purchaser’s discounts and commissions paid were approximately $0.5 million.

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the SNL Specialty Lender Index for the period commencing on December 31, 2005 and ending on December 31, 2010. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2005 in each of the following: the Company’s common stock, the Russell 2000 Index and the SNL Specialty Lender Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

Total Return Performance

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Marlin Business Services Corp.	100.00	100.59	50.48	10.93	33.19	52.95

Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46

SNL Specialty Lender	100.00	113.25	74.21	20.69	33.96	41.77

Source : SNL Financial LC, Charlottesville, VA
© 2011

Item 6.	Selected Financial Data

The following selected financial data as of December 31, 2010 and 2009 and for each of the years ended December 31, 2010, 2009 and 2008 has been derived from the consolidated financial statements. The selected financial data as of December 31, 2008, December 31, 2007 and December 31, 2006 and for the years ended December 31, 2007 and 2006 has been updated to reflect the restatement discussed in Note 20 to the Consolidated Financial Statements in Item 8 herein. The selected financial data should be read together with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per-share data)

Statement of Operations Data:
Interest and fee income	$61,337	$83,444	$107,453	$110,532	$97,429
Interest expense	15,613	27,338	36,880	35,322	26,562

Net interest and fee income	45,724	56,106	70,573	75,210	70,867
Provision for credit losses	9,438	27,189	31,494	17,221	9,934

Net interest and fee income after provision for credit losses	36,286	28,917	39,079	57,989	60,933
Loss on derivatives	(116)	(1,959)	(16,039)	—	—
Insurance and other income	5,401	6,855	8,144	7,902	5,501

Other expense:
Salaries and benefits	19,966	19,071	22,916	21,329	22,468
General and administrative	12,762	12,854	15,241	13,633	11,957
Financing related costs	680	505	1,418	1,045	1,324

Other expense	33,408	32,430	39,575	36,007	35,749

Income (loss) before income taxes	8,163	1,383	(8,391)	29,884	30,685
Income tax expense (benefit)	2,495	347	(3,161)	11,884	12,367

Net income (loss)	$5,668	$1,036	$(5,230)	$18,000	$18,318

Basic earnings (loss) per share	$0.44	$0.08	$(0.44)	$1.47	$1.53
Shares used in computing basic earnings (loss) per share	12,836,340	12,549,167	11,874,647	12,237,263	11,939,742
Diluted earnings (loss) per share	$0.44	$0.08	$(0.44)	$1.45	$1.50
Shares used in computing diluted earnings (loss) per share	12,902,151	12,579,806	11,874,647	12,399,786	12,206,095

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per-share data)

Operating Data:
Total number of finance receivables originated	12,407	9,763	24,869	33,141	34,214
Total finance receivables originated	$134,030	$88,935	$256,554	$390,766	$388,661
Average total finance receivables(1)	$389,001	$558,311	$715,649	$721,900	$611,348
Weighted average interest rate (implicit) on new finance receivables originated(2)	14.47%	15.09%	13.67%	12.93%	12.72%
Interest income as a percent of average total finance receivables(1)	12.15%	11.83%	12.03%	12.43%	12.61%
Interest expense as percent of average
interest-bearing liabilities	4.85%	5.40%	5.62%	5.23%	4.78%
Portfolio Asset Quality Data:
Total finance receivables, end of period(1)	$352,527	$450,595	$664,902	$749,712	$679,729
Delinquencies greater than 60 days past due(3)	0.90%	1.67%	1.59%	0.95%	0.71%
Allowance for credit losses	$7,718	$12,193	$15,283	$10,988	$8,201
Allowance for credit losses to total finance receivables, end of period(1)	2.19%	2.71%	2.30%	1.47%	1.21%
Charge-offs, net	$13,913	$30,279	$27,199	$14,434	$9,546
Ratio of net charge-offs to average total finance receivables(1)	3.58%	5.42%	3.80%	2.00%	1.56%
Operating Ratios:
Efficiency ratio(4)	64.02%	50.71%	48.47%	42.07%	45.08%
Return on average total assets	1.13%	0.15%	(0.62)%	2.09%	2.50%
Return on average stockholders’ equity	3.72%	0.70%	(3.48)%	12.37%	14.73%
Balance Sheet Data:
Cash and cash equivalents	$37,026	$37,057	$40,270	$38,708	$29,762
Restricted interest-earning deposits with banks	$47,107	$63,400	$66,212	$141,070	$57,705
Net investment in leases and loans	$351,569	$448,610	$669,109	$764,553	$693,003
Total assets	$468,062	$565,803	$794,431	$958,269	$794,544
Short-term borrowings	$—	$62,541	$101,923	$—	$—
Long-term borrowings	$178,650	$244,445	$441,385	$773,085	$616,322
Deposits	$92,919	$80,288	$63,385	$—	$—
Total liabilities(5)	$308,059	$413,918	$644,159	$805,308	$657,153
Total stockholders’ equity(5)	$160,003	$151,885	$150,272	$152,961	$137,391

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For purposes of asset quality and allowance calculations the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred, are excluded from total finance receivables.

(2)	Excludes initial direct costs and fees deferred.

(3)	Calculated as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans and factoring receivables.

(4)	Salaries, benefits, general and administrative expense divided by net interest and fee income, insurance and other income.

(5)	Information has been updated to reflect the restatement discussed in Note 20 of the Notes to Consolidated Financial Statements in Item 8 herein. The impact of the restatement decreased net deferred income tax liability and increased retained earnings by $3.6 million as of December 31, 2006, 2007, 2008 and 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges; (e) our understanding of our competition; and (f) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	general volatility of the securitization and capital markets;

•	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1A of this Form 10-K.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

Overview

Management’s discussion and analysis has been updated to reflect corrections to prior periods as discussed in Note 20 to the Consolidated Financial Statements in Item 8 herein.

We are a nationwide provider of equipment financing solutions, primarily to small businesses. We finance over 100 categories of commercial equipment important to our end user customers including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a much lesser extent, through direct solicitation of our end user customers and through relationships with select lease brokers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2010, our lease portfolio consisted of approximately 72,000 accounts with an average original term of 50 months and average original transaction size of approximately $11,300.

Since our founding in 1997, we have grown to $468.1 million in total assets at December 31, 2010. Our assets are substantially comprised of our net investment in leases and loans which totaled $351.6 million at December 31, 2010.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the year ended December 31, 2010, our net credit losses were 3.58% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under generally accepted accounting principles in the United States (“U.S. GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 69% of our lease portfolio at December 31, 2010 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity securities. Our variable-rate borrowing currently consists of long-term loan facilities. We have traditionally issued fixed-rate term debt through the asset-backed securitization market. Historically, leases were funded through variable-rate warehouse facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of December 31, 2010, $128.2 million, or 71.8%, of our borrowings were fixed-rate term note securitizations.

In addition, since its opening on March 12, 2008, MBB has provided diversification of the Company’s funding sources through the issuance of FDIC-insured certificates of deposit raised nationally primarily through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of December 31, 2010, total MBB deposits were $92.9 million.

Fixed rate leases not funded with deposits are initially financed with variable-rate debt. Therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous warehouse facilities, our current long-term loan facilities do not require annual refinancing, but failure to renew the existing facilities or to obtain additional financing could restrict our growth and future financial performance.

On February 12, 2010, we completed an $80.7 million TALF-eligible term asset-backed securitization. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provided the Company with fixed-cost borrowing and is recorded in long-term borrowings in the Consolidated Balance Sheets. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.

On September 24, 2010, the Company’s affiliate, Marlin Leasing Receivables XIII LLC (“MLR XIII”), closed on a $50.0 million three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.

We use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. Accounting for the changes in fair value of derivatives depends on whether the derivative has been designated and qualifies for hedge accounting treatment pursuant to the Derivatives and Hedging Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (the “FASB ASC”). While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. At December 31, 2010, there was no notional principal outstanding under interest-rate swap agreements.

On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base.

On December 31, 2008, MBB received approval from the Federal Reserve Bank of San Francisco to (i) convert from an industrial bank to a state-chartered commercial bank and (ii) become a member of the Federal Reserve System. In addition, on December 31, 2008, Marlin Business Services Corp. received approval from the Federal Reserve Bank of Philadelphia to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank. On January 13, 2009, pursuant to the December 31, 2008 approval from the Federal Reserve Bank of San Francisco, MBB converted from an industrial bank to a state-chartered commercial bank chartered in the State of Utah and supervised by the State of Utah and the Federal Reserve Board. In connection with MBB’s conversion to a commercial bank and pursuant to the December 31, 2008 approval from and the Federal Reserve Bank of Philadelphia, on January 13, 2009 Marlin Business Services Corp. became a bank holding company and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Board.

On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne.

Reorganization and Initial Public Offering

Marlin Leasing Corporation was incorporated in Delaware on June 16, 1997. On August 5, 2003, we incorporated Marlin Business Services Corp. in Pennsylvania. On November 11, 2003, we reorganized our operations into a holding company structure by merging Marlin Leasing Corporation with a wholly-owned subsidiary of Marlin Business Services Corp. As a result, all former shareholders of Marlin Leasing Corporation became shareholders of Marlin Business Services Corp. Marlin Leasing Corporation remains in existence as our primary operating subsidiary.

In November 2003, 5,060,000 shares of our common stock were issued in connection with our IPO. Of these shares, a total of 3,581,255 shares were sold by the Company and 1,478,745 shares were sold by selling shareholders. The IPO price was $14.00 per share resulting in net proceeds to us, after payment of underwriting discounts and commissions but before other offering costs, of approximately $46.6 million. We did not receive any proceeds from the shares sold by the selling shareholders.

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

There were 21,822 shares of common stock repurchased by the Company pursuant to the above plan during the year ended December 31, 2010. As of December 31, 2010, the maximum approximate dollar value of shares that may yet be purchased under the stock repurchase plan is approximately $10.4 million.

In addition to the repurchases described above, pursuant to the 2003 Plan, participants may have shares withheld to cover income taxes. There were 59,103 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the year ended December 31, 2010, at an average cost of $9.12 per share.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and affect related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including credit losses, residuals, initial direct costs and fees, other fees, performance assumptions for stock-based compensation awards, the probability of forecasted transactions, the fair value of financial instruments and the realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Our consolidated financial statements are based on the selection and application of critical accounting policies, the most significant of which are described below.

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

Lease residual values.  A direct financing lease is recorded at the aggregate future minimum lease payments plus the estimated residual value less unearned income. Residual values generally reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment. These estimates are based on industry data and on our experience.

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

When a lessee elects to return equipment at lease termination, the equipment is transferred to other assets at the lower of its basis or fair market value. The Company generally sells returned equipment to independent third parties, rather than leasing the equipment a second time. The Company does not maintain equipment in other assets for longer than 120 days. Any loss recognized on transferring equipment to other assets, and any gain or loss realized on the sale or disposal of equipment to a lessee or to others is included in fee income as net residual income.

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

We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross-section of variables including industry, geography, equipment type, obligor and vendor. We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis, historic delinquencies and charge-offs, historic bankruptcies, historic performance of restructured accounts and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic conditions and trends or business practices at the reporting date that are different from the periods used in the quantitative analysis. Adjustments due to such qualitative factors increased the allowance for credit losses by approximately $0.2 million and $0.8 million at December 31, 2010 and 2009, respectively.

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

In 2010, we disclosed that we were in discussions with the Federal Reserve Bank in connection with the Federal Reserve Bank’s interpretation of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (SR 06-17) dated December 13, 2006 (the “ALLL Policy Statement”) and the appropriate application of the ALLL Policy Statement to management’s estimates used in determining the Company’s allowance for credit losses (the “Allowance”). On October 27, 2010, MBB received a written determination from the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions (the “MBB Report”). On December 22, 2010, the Company received a written determination from the Federal Reserve Bank of Philadelphia (the “MBSC Report”). While we have not received a final determination from the Federal Reserve Bank of San Francisco or the Federal Reserve Bank of Philadelphia in connection with our implementation of the recommendations contained in the MBB Report and the MBSC Report, we believe that we have properly implemented such recommendations and that such implementation did not require material adjustments or significant changes to the methodology used to determine the Allowance. If the Company receives additional information from the Federal Reserve Bank of San Francisco or the Federal Reserve Bank of Philadelphia in connection with our implementation of the recommendations and if, as a result of its review of such additional information, management determines that such additional information requires adjustments or changes to the methodology used to determine the Allowance, such adjustments or changes could have a material impact on the size of the Allowance.

Securitizations.  From inception to December 31, 2010, we have completed 10 term note securitizations of which seven have been repaid. In connection with each transaction, we established a bankruptcy remote special purpose entity (“SPE”) and issued term debt to institutional investors. These SPEs are each considered a variable interest entity (“VIE”) under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.

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

While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately in gain (loss) on derivatives. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition. At December 31, 2010, there was no notional principal outstanding under interest-rate swap agreements.

For the forecasted transactions that were probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of June 30, 2008 was reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. At the time that any related forecasted borrowing was no longer probable of occurring, the related gain or loss in accumulated other comprehensive income became recognized immediately in earnings.

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

The Company measures stock-based compensation cost at grant date, based on the fair value of the awards ultimately expected to vest. Compensation cost is recognized on a straight-line basis over the service period. We generally use the Black-Scholes valuation model to measure the fair value of our stock options utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield. The assumptions are based on subjective future expectations combined with management judgment.

The fair value calculations for the one-time stock option exchange program the Company effected through an October 28, 2009 amendment to the 2003 Plan were based on a binomial valuation model which considered many variables, such as the volatility of our stock and the expected term of an option, including consideration of the ratio of stock price to the exercise price at which exercise is expected to occur. The binomial valuation model was used for both the surrendered stock options and the new replacement options under the stock option exchange program.

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

At December 31, 2010, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009

Net income.  Net income of $5.7 million was reported for the year ended December 31, 2010, resulting in diluted earnings per share of $0.44. This net income includes an after-tax charge related to derivatives of approximately $70 thousand. The net income of $1.0 million for the year ended December 31, 2009 reflects an after-tax charge related to derivatives of approximately $1.2 million.

Excluding the impact of the after-tax charges related to derivatives of $70 thousand and $1.2 million for the years ended December 31, 2010 and 2009, respectively, adjusted net income for the year ended December 31, 2010 would have been $5.7 million, or $0.44 adjusted diluted earnings per share, compared to $2.2 million, or $0.18 adjusted diluted earnings per share for the year ended December 31, 2009. The exclusion of the impact on derivatives removes the volatility resulting from derivatives activities subsequent to discontinuing hedge accounting in July 2008.

Excluding the after-tax impact on derivatives identified above, return on average assets was 1.15% for the year ended December 31, 2010, compared to a return of 0.32% for the year ended December 31, 2009. On the same basis, return on average equity was 3.76% for the year ended December 31, 2010, compared to a return of 1.51% for the year ended December 31, 2009.

The provision for credit losses decreased $17.8 million, or 65.4%, to $9.4 million for the year ended December 31, 2010 from $27.2 million for the year ended December 31, 2009, primarily due to lower charge-offs, a reduced portfolio size and improved delinquencies. For the year ended December 31, 2010 compared to the year ended December 31, 2009, net interest and fee income decreased $10.4 million, or 18.5%, primarily due to a 30.3% decrease in average total finance receivables. Other expenses increased $1.0 million, or 3.1%, for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to increased salaries and benefits expense related to increased sales staffing levels.

Overall, our average net investment in total finance receivables for the year ended December 31, 2010 decreased 30.3% to $389.0 million compared to $558.3 million for the year ended December 31, 2009. Although we continue to adjust our credit underwriting guidelines in response to current economic conditions, we have begun rebuilding the sales organization to increase originations.

During the year ended December 31, 2010, we generated 12,407 new leases with a cost of $134.0 million compared to 9,763 new leases with a cost of $88.9 million generated for the year ended December 31, 2009. Much of the change in volume is the result of increasing sales staffing levels from 38 sales account executives at December 31, 2009 to 87 sales account executives at December 31, 2010. Approval rates also rose from 40% for the year ended December 31, 2009 to 50% for the year ended December 31, 2010 due to the improved credit quality of the applications received.

Average balances and net interest margin.  The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010			2009
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates	Balance(1)	Interest	Rates
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits with banks	$38,882	$45	0.12%	$47,240	$123	0.26%
Restricted interest-earning deposits with banks	59,308	67	0.11	66,310	289	0.44
Securities available for sale	1,087	39	3.58	—	—	—
Net investment in leases(2)	386,625	46,872	12.12	550,160	64,650	11.75
Loans receivable(2)	2,376	273	11.51	8,151	977	11.99

Total interest-earning assets	488,278	47,296	9.68	671,861	66,039	9.83

Non-interest-earning assets:
Cash and due from banks	1,605			2,618
Property and equipment, net	2,183			2,777
Property tax receivables	1,554			2,513
Other assets(3)	6,379			8,881

Total non-interest-earning assets	11,721			16,789

Total assets	$499,999			$688,650

Interest-bearing liabilities:
Short-term borrowings(4)	$7,213	$345	4.77%	$94,588	$4,917	5.20%
Long-term borrowings(4)	221,792	12,695	5.72	333,193	19,696	5.91
Deposits	92,956	2,573	2.77	78,615	2,725	3.47

Total interest-bearing liabilities	321,961	15,613	4.85	506,396	27,338	5.40

Non-interest-bearing liabilities:
Fair value of derivatives	592			8,917
Sales and property taxes payable	4,989			7,065
Accounts payable and accrued expenses	5,748			4,817
Net deferred income tax liability	14,255			14,239

Total non-interest-bearing liabilities	25,584			35,038

Total liabilities	347,545			541,434
Stockholders’ equity	152,454			147,216

Total liabilities and stockholders’ equity	$499,999			$688,650

Net interest income		$31,683			$38,701
Interest rate spread(5)			4.83%			4.43%
Net interest margin(6)			6.49%			5.76%
Ratio of average interest-earning assets to average interest-bearing liabilities			151.66%			132.68%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(3)	Includes operating leases.

(4)	Includes effect of transaction costs.

(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31,
	2010 Compared to Year Ended
	December 31, 2009
	Increase (Decrease) Due to:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)

Interest income:
Interest-earning deposits with banks	$(19)	$(59)	$(78)
Restricted interest-earning deposits with banks	(28)	(194)	(222)
Securities available for sale	39	—	39
Net investment in leases	(19,767)	1,989	(17,778)
Loans receivable	(667)	(37)	(704)
Total interest income	(17,796)	(947)	(18,743)

Interest expense:
Short-term borrowings	(4,199)	(373)	(4,572)
Long-term borrowings	(6,395)	(606)	(7,001)
Deposits	449	(601)	(152)
Total interest expense	(9,165)	(2,560)	(11,725)

Net interest income	(11,489)	4,471	(7,018)

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin.  The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Interest income	$47,296	$66,039
Fee income	14,041	17,405

Interest and fee income	61,337	83,444
Interest expense	15,613	27,338

Net interest and fee income	45,724	56,106

Average total finance receivables(1)	$389,001	$558,311
Percent of average total finance receivables:
Interest income	12.15%	11.83%
Fee income	3.61	3.12

Interest and fee income	15.76	14.95
Interest expense	4.01	4.90

Net interest and fee margin	11.75%	10.05%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $10.4 million, or 18.5%, to $45.7 million for the year ended December 31, 2010 from $56.1 million for the year ended December 31, 2009. The net interest and fee margin increased 170 basis points to 11.75% in the year ended December 31, 2010 from 10.05% for the year ended December 31, 2009.

Interest income, net of amortized initial direct costs and fees, decreased $18.7 million, or 28.3%, to $47.3 million for the year ended December 31, 2010 from $66.0 million for the year ended December 31, 2009. The decrease in interest income was due principally to a 30.3% decrease in average total finance receivables, which decreased $169.3 million to $389.0 million at December 31, 2010 from $558.3 million at December 31, 2009, partially offset by an increase in average yield of 32 basis points. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. The average yield on the portfolio increased, primarily due to continued higher yields on the new leases compared to the yields on the leases repaying. However, the weighted average implicit interest rate on new finance receivables originated decreased 62 basis points to 14.47% for the year ended December 31, 2010 compared to 15.09% for the year ended December 31, 2009, primarily due to a change in mix of new origination types. This change is due to the mix of origination channels beginning to migrate to historical percentages as the Company continues to rebuild the sales force and grow volume.

Fee income decreased $3.4 million, or 19.5%, to $14.0 million for the year ended December 31, 2010 from $17.4 million for the year ended December 31, 2009. Fee income included approximately $5.1 million of net residual income for the year ended December 31, 2010 and $5.4 million for the year ended December 31, 2009. Fee income also included approximately $7.9 million in late fee income for the year ended December 31, 2010, which decreased 25.5% compared to $10.6 million for the year ended December 31, 2009. The decrease in late fee income was primarily due to the decrease in average total finance receivables.

Fee income, as a percentage of average total finance receivables, increased 49 basis points to 3.61% for the year ended December 31, 2010 from 3.12% for the year ended December 31, 2009. Late fees remained the largest component of fee income at 2.02% as a percentage of average total finance receivables for the year ended December 31, 2010 compared to 1.90% for the year ended December 31, 2009. As a percentage of average total finance receivables, net residual income was 1.31% for the year ended December 31, 2010 compared to 0.97% for the year ended December 31, 2009.

Interest expense decreased $11.7 million to $15.6 million for the year ended December 31, 2010 from $27.3 million for the year ended December 31, 2009. The decrease was primarily due to lower average total finance receivables in combination with lower rates paid for both borrowings and deposits. Interest expense, as a percentage of average total finance receivables, decreased 89 basis points to 4.01% for the year ended December 31, 2010, from 4.90% for the year ended December 31, 2009.

The weighted average interest rate, excluding transaction costs, on short-term and long-term borrowings was 5.09% for the year ended December 31, 2010 compared to 5.47% for the year ended December 31, 2009. The lower interest rate primarily reflects the decreased cost of the term securitization borrowings. The average balance for our loan facilities was $32.8 million for the year ended December 31, 2010 compared to $97.7 million for the year ended December 31, 2009. The weighted average interest rate, excluding transaction costs, for our loan facilities was 5.01% for the year ended December 31, 2010, compared to 4.81% for the year ended December 31, 2009. For the year ended December 31, 2010, average term securitization borrowings outstanding were $196.2 million at a weighted average coupon of 5.09% compared to $330.1 million at a weighted average coupon of 5.67% for the year ended December 31, 2009. (See Liquidity and Capital Resources in this Item 7).

The opening of our wholly-owned subsidiary, MBB, on March 12, 2008 provided an additional funding source. MBB raises FDIC-insured deposits via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $2.6 million, or 2.77% as a percentage of weighted average deposits, for the year ended December 31, 2010. Interest expense on deposits was $2.7 million, or 3.47% as a percentage of weighted average deposits, for the year ended December 31, 2009. The average balance of deposits was $93.0 million for the year ended December 31, 2010. The average balance of deposits was $78.6 million for the year ended December 31, 2009.

Insurance income.  Insurance income decreased $1.2 million to $4.1 million for the year ended December 31, 2010 from $5.3 million for the year ended December 31, 2009, primarily due to lower billings from lower total finance receivables.

Other income.  Other income decreased $0.2 million to $1.3 million for the year ended December 31, 2010 from $1.5 million for the year ended December 31, 2009. Other income includes various administrative transaction fees, fees received from lease syndications and gains on sales of leases.

Loss on derivatives.  Prior to July 1, 2008, the Company entered into derivative contracts which were accounted for as cash flow hedges under hedge accounting as prescribed by U.S. GAAP. While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting.

By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time. For the year ended December 31, 2010, the loss on derivatives was $0.1 million, compared to a loss of $2.0 million for the year ended December 31, 2009. At December 31, 2010, there was no notional principal outstanding under interest-rate swap agreements.

Salaries and benefits expense.  Salaries and benefits expense increased $0.9 million, or 4.7%, to $20.0 million for the year ended December 31, 2010 from $19.1 million for the year ended December 31, 2009. Salaries and benefits expense, as a percentage of average total finance receivables, was 5.13% for the year ended December 31, 2010 compared with 3.42% for the year ended December 31, 2009. Total personnel increased to 234 at December 31, 2010 from 181 at December 31, 2009, primarily due to higher sales staffing levels, which increased from 38 sales account executives at December 31, 2009 to 87 sales account executives at December 31, 2010.

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a result of the challenging economic environment, we proactively lowered expenses in the first quarter of 2009, including reducing our workforce by 17% and closing our two smallest satellite sales offices (Chicago and Salt Lake City). A total of 49 employees company-wide were terminated in connection with the staff reductions in the first quarter of 2009. We incurred pretax severance costs in the three months ended March 31, 2009 of approximately $0.5 million related to the staff reductions.

During the second quarter of 2009, we announced a further workforce reduction of 24%, or 55 employees company-wide, including the closure of our Denver satellite office. We incurred pretax severance costs in the three months ended June 30, 2009 of approximately $0.7 million related to these staff reductions.

During the year ended December 31, 2010, our strong asset quality and our access to funding enabled us to increase the number of our sales account executives by 49, from 38 sales account executives at December 31, 2009 to 87 at December 31, 2010. This action was part of our plan to rebuild our sales organization to increase originations and to match our current funding capacity.

General and administrative expense.  General and administrative expense decreased $0.1 million, or 0.8%, to $12.8 million for the year ended December 31, 2010 from $12.9 million for the year ended December 31, 2009. General and administrative expense as a percentage of average total finance receivables was 3.28% for the year ended December 31, 2010, compared to 2.30% for the year ended December 31, 2009.

Selected major components of general and administrative expense for the year ended December 31, 2010 included $2.8 million of premises and occupancy expense, $1.2 million of audit and tax compliance expense, $1.0 million of data processing expense, $0.9 million of legal fees and $0.3 million of marketing expense. In comparison, selected major components of general and administrative expense for the year ended December 31, 2009 included $3.2 million of premises and occupancy expense, $1.2 million of audit and tax compliance expense, $0.9 million of data processing expense, $0.6 million of legal fees and $0.2 million of marketing expense.

Financing related costs.  Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs were $0.7 million for the year ended December 31, 2010 and $0.5 million for the year ended December 31, 2009.

Provision for credit losses.  The provision for credit losses decreased $17.8 million, or 65.4%, to $9.4 million for the year ended December 31, 2010 from $27.2 million for the year ended December 31, 2009. The decrease in the provision for credit losses was primarily the result of a lower allowance for credit losses due to lower charge-offs, a reduced portfolio size and improved delinquencies. Net charge-offs were $13.9 million for the year ended December 31, 2010, compared to $30.3 million for the year ended December 31, 2009. Net charge-offs as a percentage of average total finance receivables decreased to 3.58% during the year ended December 31, 2010, from 5.42% for the year ended December 31, 2009. The allowance for credit losses decreased to approximately $7.7 million at December 31, 2010, a decrease of $4.5 million from $12.2 million at December 31, 2009.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes.  Income tax expense of $2.5 million was recorded for the year ended December 31, 2010, compared to an expense of $0.3 million for the year ended December 31, 2009. The change is primarily attributable to the change in pretax income recorded for the year ended December 31, 2010. In addition, for the year ended December 31, 2010, the Company recognized a current tax benefit of approximately $0.5 million to reflect interest receivable on amended returns the Company plans to file in 2011, as discussed in Note 13.

Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 30.6% for the year ended December 31, 2010, compared to 25.1% for the year ended December 31, 2009. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities combined with the effect of the benefit recorded for interest receivable on amended returns the Company plans to file in 2011.

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

Also included in the results for the year ended December 31, 2009 were after-tax charges of approximately $0.7 million representing severance costs related to workforce reductions, compared to after-tax severance costs of approximately $0.3 million for the year ended December 31, 2008.

The provision for credit losses decreased $4.3 million, or 13.7%, to $27.2 million for the year ended December 31, 2009 from $31.5 million for the year ended December 31, 2008, primarily due to a reduced portfolio size and improved delinquencies. During the year ended December 31, 2009, net interest and fee income decreased $14.5 million, primarily due to a 22.0% decrease in average total finance receivables. The decrease in income was partially mitigated by reductions in other expenses, which decreased $7.1 million, or 18.1%, for the year ended December 31, 2009, compared to the year ended December 31, 2008.

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

	Year Ended December 31,
	2009			2008
	Average		Average	Average		Average
	Balance(1)	Interest	Yields/Rates	Balance(1)	Interest	Yields/Rates
			(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits with banks	$47,240	$123	0.26%	$31,026	$743	2.39%
Restricted interest-earning deposits with banks	66,310	289	0.44	72,706	2,020	2.78
Net investment in leases(2)	550,160	64,650	11.75	700,332	81,436	11.63
Loans receivable(2)	8,151	977	11.99	15,317	1,900	12.40

Total interest-earning assets	671,861	66,039	9.83	819,381	86,099	10.51

Non-interest-earning assets:
Cash and due from banks	2,618			625
Property and equipment, net	2,777			3,141
Property tax receivables	2,513			2,556
Other assets(3)	8,881			19,267

Total non-interest-earning assets	16,789			25,589

Total assets	$688,650			$844,970

Interest-bearing liabilities:
Short-term borrowings(4)	$94,588	$4,917	5.20%	$35,806	$2,191	6.12%
Long-term borrowings(4)	333,193	19,696	5.91	591,815	33,515	5.66
Deposits	78,615	2,725	3.47	28,244	1,174	4.16

Total interest-bearing liabilities	506,396	27,338	5.40	655,865	36,880	5.62

Non-interest-bearing liabilities:
Fair value of derivatives	8,917			7,065
Sales and property taxes payable	7,065			8,989
Accounts payable and accrued expenses	4,817			8,696
Net deferred income tax liability	14,239			14,390

Total non-interest-bearing liabilities	35,038			39,140

Total liabilities	541,434			695,005
Stockholders’ equity	147,216			149,965

Total liabilities and stockholders’ equity	$688,650			$844,970

Net interest income		$38,701			$49,219
Interest rate spread(5)			4.43%			4.89%
Net interest margin(6)			5.76%			6.01%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.68%			124.93%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.

(3)	Includes operating leases.

(4)	Includes effect of transaction costs.

(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31,
	2009 Compared to Year Ended
	December 31, 2008
	Volume(1)	Rate(1)	Total
	Increase (Decrease) Due to:
	(Dollars in thousands)

Interest income:
Interest-earning deposits with banks	$260	$(880)	$(620)
Restricted interest-earning deposits with banks	(163)	(1,568)	(1,731)
Net investment in leases	(17,638)	852	(16,786)
Loans receivable	(861)	(62)	(923)
Total interest income	(14,764)	(5,296)	(20,060)

Interest expense:
Short-term borrowings	3,101	(375)	2,726
Long-term borrowings	(15,229)	1,410	(13,819)
Deposits	1,776	(225)	1,551
Total interest expense	(8,119)	(1,423)	(9,542)

Net interest income	(8,565)	(1,953)	(10,518)

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin.  The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Interest income	$66,039	$86,099
Fee income	17,405	21,354

Interest and fee income	83,444	107,453
Interest expense	27,338	36,880

Net interest and fee income	56,106	70,573

Average total finance receivables(1)	$558,311	$715,649
Percent of average total finance receivables:
Interest income	11.83%	12.03%
Fee income	3.12	2.98

Interest and fee income	14.95	15.01
Interest expense	4.90	5.15

Net interest and fee margin	10.05%	9.86%

(1)	Total finance receivables include net investment in direct financing leases, loans and factoring receivables. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred, are excluded from total finance receivables.

Net interest and fee income decreased $14.5 million, or 20.5%, to $56.1 million for the year ended December 31, 2009 from $70.6 million for the year ended December 31, 2008. The net interest and fee margin increased 19 basis points to 10.05% for the year ended December 31, 2009 from 9.86% for the year ended December 31, 2008. The following paragraphs discuss the components of this change.

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

Interest expense decreased $9.6 million to $27.3 million for the year ended December 31, 2009 from $36.9 million for the year ended December 31, 2008. Interest expense, as a percentage of average total finance receivables, decreased 25 basis points to 4.90% for the year ended December 31, 2009 from 5.15% for the year ended December 31, 2008. The decrease in interest expense was primarily due to the 22.0% decline in average total finance receivables combined with a shift in mix from term securitization borrowings to less expensive deposits and short-term borrowings. During the year ended December 31, 2009, average term securitization borrowings outstanding were $330.1 million, representing 77.2% of total borrowings, compared to $591.8 million representing 94.3% of total borrowings for the year ended December 31, 2008.

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

The opening of our wholly-owned subsidiary, MBB, on March 12, 2008 provides an additional funding source. MBB raises FDIC-insured deposits via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $2.7 million, or 3.47% as a percentage of weighted average deposits, for the year ended December 31, 2009, compared to $1.2 million, or 4.16% as a percentage of weighted average deposits, for the year ended December 31, 2008. The average balance of deposits was $78.6 million for the year ended December 31, 2009, compared to $28.2 million for the year ended December 31, 2008.

Insurance income.  Insurance income decreased $1.0 million to $5.3 million for the year ended December 31, 2009 from $6.3 million for the year ended December 31, 2008. The decrease is primarily related to lower insurance billings due to lower total finance receivables.

Other income.  Other income includes various administrative transaction fees and fees received from lease syndications. Other income decreased $0.4 million to $1.5 million for the year ended December 31, 2009 from $1.9 million for the year ended December 31, 2008. The decrease is primarily related to the impact of lower transaction volumes.

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

During 2009 and 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. As a result, during 2009 a $0.9 million pretax ($0.5 million after-tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into loss on derivatives. During 2008, a $5.0 million pretax ($3.0 million after-tax) loss on the related cash flow hedges was reclassified from accumulated other comprehensive income into loss on derivatives.

Salaries and benefits expense.  Salaries and benefits expense decreased $3.8 million, or 16.6%, to $19.1 million for the year ended December 31, 2009 from $22.9 million for the year ended December 31, 2008. The decrease in compensation expense is primarily due to reduced headcount levels. Total personnel decreased to 181 at December 31, 2009 from 284 at December 31, 2008.

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a result of the challenging economic environment, we proactively lowered expenses in the first quarter of 2009, including reducing our workforce by 17% and closing our two smallest satellite sales offices (Chicago and Salt Lake City). A total of 49 employees company-wide were terminated in connection with the staff reductions in the first quarter of 2009. We incurred pretax severance costs in the three months ended March 31, 2009 of approximately $0.5 million related to the staff reductions.

During the second quarter of 2009, we announced a further workforce reduction of 24%, or 55 employees company-wide, including the closure of our Denver satellite office. We incurred pretax severance costs in the three months ended June 30, 2009 of approximately $0.7 million related to these staff reductions.

In comparison, during the first quarter of 2008 we reduced our workforce by 51 employees and incurred related pretax severance costs of approximately $0.5 million.

Salaries and benefits expense, as a percentage of the average total finance receivables, was 3.42% for the year ended December 31, 2009 compared with 3.20% for the year ended December 31, 2008.

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

Selected major components of general and administrative expense for the year ended December 31, 2009 included $3.0 million of premises and occupancy expense, $1.2 million of audit and tax compliance expense, $0.9 million of data processing expense and $0.2 million of marketing expense. In comparison, selected major components of general and administrative expense for the year ended December 31, 2008 included $3.3 million of premises and occupancy expense, $1.3 million of audit and tax compliance expense, $1.0 million of data processing expense, and $1.1 million of marketing expense.

Financing related costs.  Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs decreased $0.9 million to $0.5 million for the year ended December 31, 2009 from $1.4 million for the year ended December 31, 2008, primarily due to decreased bank commitment fees as a result of reduced unused borrowing capacity.

Provision for credit losses.  The provision for credit losses decreased $4.3 million, or 13.7%, to $27.2 million for the year ended December 31, 2009 from $31.5 million for the year ended December 31, 2008. The decrease in the provision for credit losses was primarily the result of a lower allowance for credit losses due to a reduced portfolio size and improved delinquencies, partially offset by higher charge-offs. Net charge-offs were $30.3 million for the year ended December 31, 2009, an increase of $3.1 million from $27.2 million during the year ended December 31, 2008. Net charge-offs as a percentage of average total finance receivables increased to 5.42% for the year ended December 31, 2009 from 3.80% for the year ended December 31, 2008. The allowance for credit losses decreased approximately $3.1 million to $12.2 million at December 31, 2009, from $15.3 million at December 31, 2008.

Unfavorable economic trends have most significantly impacted the 2009 performance of rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. Though these industries comprised approximately 9% of the total portfolio at December 31, 2009, approximately 17% of the charge-off activity during the year ended December 31, 2009 related to these industries. Throughout 2007 to 2009, Marlin increased collection activities and strengthened underwriting criteria for these industries.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Income tax expense (benefit).  An income tax expense of $0.3 million was recorded for the year ended December 31, 2009, compared to an income tax benefit of $3.2 million for the year ended December 31, 2008. The change in taxes is primarily attributed to the pretax loss recorded in 2008. Our effective tax rate, which is a combination of federal and state income tax rates, was 25.1% for the year ended December 31, 2009, compared to a benefit of 37.7% for the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2009 was reduced by a $0.1 million benefit from adjustments relating to changes in estimates. The effective tax rate for the year ended December 31, 2008 reflects a decreased benefit due to a 2008 tax adjustment of $0.2 million, primarily related to a true-up of our deferred tax accounts. Without these adjustments in 2009 and 2008, our effective tax rate would have been an expense of approximately 29.4% for the year ended December 31, 2009 compared to an effective tax rate benefit without adjustments of 40.5% for the year ended December 31, 2008. The change in effective tax rate for 2009 is also due to a change in the mix of pretax book income across the jurisdictions and entities.

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

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Average total finance receivables	$389,001	$558,311	$715,649
Salaries and benefits expense	19,966	19,071	22,916
General and administrative expense	12,762	12,854	15,241
Efficiency ratio	64.02%	50.71%	48.47%
Percent of average total finance receivables:
Salaries and benefits	5.13%	3.42%	3.20%
General and administrative	3.28%	2.30%	2.13%

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or for the Year Ended December 31,
	2010	2009	2008	2007	2006

Number of sales account executives	87	38	86	118	100
Number of originating sources(1)	604	465	1,014	1,246	1,295

(1)	Monthly average of origination sources generating lease volume

Finance Receivables and Asset Quality

Our net investment in leases and loans declined $97.0 million, or 21.6%, to $351.6 million at December 31, 2010, from $448.6 million at December 31, 2009. Although we continue to adjust our credit underwriting guidelines in response to current economic conditions, we have begun rebuilding our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources in this Item 7.

The chart below provides our asset quality statistics for each of the five years ended December 31, 2010:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$12,193	$15,283	$10,988	$8,201	$7,813

Charge-offs	(17,095)	(33,575)	(30,231)	(18,022)	(12,551)
Recoveries	3,182	3,296	3,032	3,588	3,005

Net charge-offs	(13,913)	(30,279)	(27,199)	(14,434)	(9,546)

Provision for credit losses	9,438	27,189	31,494	17,221	9,934

Allowance for credit losses, end of period(1)	$7,718	$12,193	$15,283	$10,988	$8,201

Net charge-offs to average total finance receivables(2)	3.58%	5.42%	3.80%	2.00%	1.56%
Allowance for credit losses to total finance receivables, end of period(2)	2.19%	2.71%	2.30%	1.47%	1.21%
Average total finance receivables(2)	$389,001	$558,311	$715,649	$721,900	$611,348
Total finance receivables, end of period(2)	$352,527	$450,595	$664,902	$749,712	$679,729
Delinquencies greater than 60 days past due	$3,504	$8,334	$12,203	$8,377	$5,676
Delinquencies greater than 60 days past due(3)	0.90%	1.67%	1.59%	0.95%	0.71%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	220.26%	146.30%	125.24%	131.17%	144.49%
Non-accrual leases and loans, end of period	$1,996	$4,557	$6,380	$3,695	$2,250
Renegotiated leases and loans, end of period	$2,221	$4,521	$8,256	$6,987	$3,819
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—
Interest income included on non-accrual leases and loans(4)	$214	$493	$711	$420	$232
Interest income excluded on non-accrual leases and loans(5)	$46	$103	$92	$55	$27

(1)	The allowance for credit losses allocated to loans at December 31, 2010, 2009, 2008, 2007 and 2006, was $0.1 million, $0.4 million, $0.9 million, $0.6 million and $0.1 million, respectively.

(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.

(4)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.

(5)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

The Company’s net charge-offs began increasing during 2007, primarily due to worsening general economic trends from the favorable experience of 2006. These trends continued to worsen during 2008 and 2009. The economic environment from 2007 to 2009 most significantly impacted the performance of interest rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. During 2007 and 2008, the Company increased collection activities and strengthened underwriting criteria for these industries and for the geographical areas most affected by these industries, specifically California and Florida. As a result, in 2010 the performance of interest rate-sensitive industries in our portfolio improved. In addition, during 2009 the Company discontinued substantially all origination activity from indirect origination channels, due to the indications of increasing credit risk associated with these channels during 2007 to 2009.

Net charge-offs for the year ended December 31, 2010 were $13.9 million, or 3.58% of average total finance receivables, compared to $30.3 million, or 5.42% of average total finance receivables, for the year ended December 31, 2009. Approximately 47% of the decrease from the prior year was related to the impact on the calculation of the decrease in average total finance receivables, and approximately 53% of the decrease was due to a lower charge-off rate as a percentage of average total finance receivables. The decrease in net charge-offs during year ended December 31, 2010 compared to recent years is primarily due to improving delinquency migrations and lower portfolio balances.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.90% at December 31, 2010, 1.67% at December 31, 2009 and 1.59% at December 31, 2008. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses. The factors and trends discussed above were included in the Company’s analysis to determine its allowance for credit losses. (See “Critical Accounting Policies.”)

In 2010, we disclosed that we were in discussions with the Federal Reserve Bank in connection with the Federal Reserve Bank’s interpretation of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (SR 06-17) dated December 13, 2006 (the “ALLL Policy Statement”) and the appropriate application of the ALLL Policy Statement to management’s estimates used in determining the Company’s allowance for credit losses (the “Allowance”). On October 27, 2010, MBB received a written determination from the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions (the “MBB Report”). On December 22, 2010, the Company received a written determination from the Federal Reserve Bank of Philadelphia (the “MBSC Report”). While we have not received a final determination from the Federal Reserve Bank of San Francisco or the Federal Reserve Bank of Philadelphia in connection with our implementation of the recommendations contained in the MBB Report and the MBSC Report, we believe that we have properly implemented such recommendations and that such implementation did not require material adjustments or significant changes to the methodology used to determine the Allowance. If the Company receives additional information from the Federal Reserve Bank of San Francisco or the Federal Reserve Bank of Philadelphia in connection with our implementation of the recommendations and if, as a result of its review of such additional information, management determines that such additional information requires adjustments or changes to the methodology used to determine the Allowance, such adjustments or changes could have a material impact on the size of the Allowance.

Residual Performance

Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of December 31, 2010, approximately 69% of our leases were one dollar purchase option leases, 28% were fair market value leases and 3% were fixed purchase option leases, the latter of which typically contain a purchase price equal to 10% of the original equipment cost. As of December 31, 2010, there were $37.3 million of residual assets retained on our Consolidated Balance Sheet, of which $30.6 million, or 82.0%, were related to copiers. As of December 31, 2009, there were $43.9 million of residual assets retained on our Consolidated Balance Sheet, of which $35.1 million, or 79.9%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2010 and 2009, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $5.1 million, $5.4 million and $5.9 million of net residual income for the years ended December 31, 2010, 2009 and 2008, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income, net of depreciation, totaled approximately $7.7 million, $7.2 million and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

For the year ended December 31, 2010, net losses on residual values disposed at end of term totaled $2.6 million compared to net losses of $1.8 million for the year ended December 31, 2009. For the year ended December 31, 2008, net losses on residual values disposed at end of term totaled $1.1 million. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the years ended December 31, 2010, 2009 and 2008, respectively.

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

We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third-party financing to fund our operations:

•	borrowings under revolving, short-term or long-term bank facilities;

•	financing of leases and loans in various warehouse facilities (all of which have since been repaid in full);

•	financing of leases through term note securitizations; and

•	FDIC-insured certificates of deposit issued by our wholly-owned subsidiary, MBB.

On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base. From its opening to December 31, 2010, MBB has funded $192.1 million of leases and loans through its initial capitalization of $12 million and its issuance of $159.1 million in FDIC insured deposits at an average borrowing rate of 3.28%.

On December 31, 2008, Marlin Business Services Corp. received approval from the Federal Reserve Bank of Philadelphia to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank. In January 2009, MBB became a commercial bank and a member of the Federal Reserve System, and Marlin Business Services Corp. became a bank holding company. Until March 12, 2011, MBB operated in accordance with the FDIC Order and in accordance with its original de novo three-year business plan, which assumed total assets of up to $128 million by March 12, 2011 (when its three-year de novo period expired).

On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through our wholly-owned subsidiary, AssuranceOne.

Our strategy has generally included funding new originations, other than those funded by MBB, in the short-term with cash from operations or through borrowings under various warehouse and loan facilities. Historically, we have executed a term note securitization approximately once a year to refinance and relieve the warehouse and loan facilities. Due to the impact on borrowing costs from unfavorable market conditions and the available capacity in our warehouse and loan facilities at that time, the Company elected not to complete fixed-rate term note securitizations in 2008 or 2009. With the opening of MBB in 2008, we are funding increasing amounts of new originations through the issuance of FDIC-insured certificates of deposit.

On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. The maturity date of the facility is October 9, 2012.

On February 12, 2010 we completed an $80.7 million TALF-eligible term asset-backed securitization, of which we elected to defer the issuance of subordinated notes totaling $12.5 million. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and is recorded in long-term borrowings in the Consolidated Balance Sheets. This was a private offering made to qualified institutional buyers pursuant to Rule 144A under the 1933 Act by Marlin Leasing Receivables XII LLC, a wholly-owned subsidiary of Marlin Leasing Corporation. DBRS, Inc. and Standard & Poor’s Ratings Services assigned a AAA rating to the senior tranche of this offering. The effective weighted average interest expense over the term of the financing is expected to be approximately 3.13%. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.

On September 24, 2010, the Company’s affiliate, Marlin Leasing Receivables XIII LLC (“MLR XIII”), closed on a $50.0 million three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility. (See Financial Covenants section which follows in this Item 7.)

At December 31, 2010 we have approximately $76.1 million of available borrowing capacity through these facilities in addition to available cash and cash equivalents of $37.0 million. Our debt to equity ratio was 1.70 to 1 at December 31, 2010 and 2.55 to 1 at December 31, 2009.

Net cash provided by investing activities was $95.9 million for the year ended December 31, 2010, compared to net cash provided by investing activities of $184.7 million for the year ended December 31, 2009 and net cash provided by investing activities of $130.4 million for the year ended December 31, 2008. Investing activities primarily relate to lease payment activity.

Net cash used in financing activities was $118.0 million for the year ended December 31, 2010, compared to net cash used in financing activities of $221.2 million for the year ended December 31, 2009 and net cash used in financing activities of $168.6 million for the year ended December 31, 2008. Financing activities include net advances and repayments on our various borrowing sources.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $22.1 million for the year ended December 31, 2010, compared to net cash provided by operating activities of $33.4 million for the year ended December 31, 2009 and $39.7 million for the year ended December 31, 2008.

We expect cash from operations, additional borrowings on existing and future credit facilities, funds from certificates of deposit through brokers and other financial institutions and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth.

Total Cash and Cash Equivalents.  Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using advances under our long-term bank facilities and certificates of deposit issued through MBB. Total cash and cash equivalents available as of December 31, 2010 totaled $37.0 million compared to $37.1 million at December 31, 2009.

Restricted Interest-earning Deposits with Banks.  As of December 31, 2010, we also had $47.1 million of cash that was classified as restricted interest-earning deposits with banks, compared to $63.4 million at December 31, 2009. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities.

Borrowings.  Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $178.7 million at December 31, 2010 and $307.0 million at December 31, 2009. Borrowings outstanding under the Company’s short-term and long-term debt consist of the following:

	For the Twelve Months Ended December 31, 2010				As of December 31, 2010
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity(1)
	(Dollars in thousands)

Federal funds purchased	$1,600	$—	$—	—%	$—	—%	$1,600
CP conduit warehouse facility(2)	—	59,692	7,213	3.26%	—	—%	—
Term note securitizations(3)	—	265,883	196,232	5.09%	128,183	5.33%	—
Long-term loan facilities	125,000	50,467	25,560	5.50%	50,467	5.50%	74,533

	$126,600		$229,005	5.09%	$178,650	5.38%	$76,133

(1)	Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2010, MBB had $8.3 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

(2)	Converted from a revolving facility to an amortizing facility in March 2009, and was fully repaid in February 2010.

(3)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.

Federal Funds Line of Credit with Correspondent Bank.  MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $1.6 million.

Federal Reserve Discount Window.  In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2010, MBB had $8.3 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

CP Conduit Warehouse Facility.  The CP conduit warehouse facility was repaid in full with the proceeds of the February 12, 2010 term securitization. There is no additional borrowing capacity under this facility.

Term Note Securitizations.  On February 12, 2010 we completed an $80.7 million TALF-eligible term asset-backed securitization, of which we elected to defer the issuance of subordinated notes totaling $12.5 million. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provided the Company with fixed-cost borrowing and is recorded in long-term borrowings in the Consolidated Balance Sheets.

This was a private offering made to qualified institutional buyers pursuant to Rule 144A under the 1933 Act by Marlin Leasing Receivables XII LLC, a wholly-owned subsidiary of Marlin Leasing Corporation. DBRS, Inc. and Standard & Poor’s Ratings Services assigned a AAA rating to the senior tranche of this offering. The effective weighted average interest expense over the term of the financing is expected to be approximately 3.13%. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility.

Since our founding through December 31, 2010, we have completed 10 on-balance-sheet term note securitizations of which three remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned SPEs and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At December 31, 2010 and at December 31, 2009, outstanding term securitizations amounted to $128.2 million and $226.7 million, respectively.

As of December 31, 2010, $152.5 million of minimum lease payments receivable are assigned as collateral for the term note securitizations. Each of our outstanding term note securitizations is summarized below:

		Outstanding	Scheduled
	Notes Originally	Balance as of	Maturity	Original
	Issued	December 31, 2010	Date	Coupon Rate
	(Dollars in thousands)

2006 — 1
Class A-1	$100,000	$—	September 2007	5.48%
Class A-2	65,000	—	November 2008	5.43
Class A-3	65,000	—	December 2009	5.34
Class A-4	62,761	—	September 2013	5.33
Class B	62,008	6,329	September 2013	5.63
Class C	25,413	12,967	September 2013	6.20

	$380,182	$19,296		5.51	%(1)(2)

2007 — 1
Class A-1	$112,000	$—	July 2008	5.21%
Class A-2	80,000	—	April 2009	5.35
Class A-3	75,000	—	April 2010	5.32
Class A-4	72,174	24,397	May 2011	5.37
Class B	32,975	12,841	May 2011	5.82
Class C	38,864	18,087	May 2011	6.31
Class D	29,442	16,649	May 2011	7.30

	$440,455	$71,974		5.70	%(1)(3)

2010 — 1
Class A-1	$29,000	$—	February 2011	0.44%
Class A-2	33,689	31,706	January 2016	2.44
Class B	5,480	5,207	January 2016	3.86
Class C(5)	6,357	—	January 2016	5.14
Class D(5)	6,137	—	January 2016	5.90

	$80,663	$36,913		3.13	%(1)(4)

Total Term Note Securitizations		$128,183

(1)	Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term note securitizations also have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	The weighted average coupon rate of the 2006-1 term note securitization will approximate 5.51% over the term of the borrowing.

(3)	The weighted average coupon rate of the 2007-1 term note securitization will approximate 5.70% over the term of the borrowing.

(4)	The weighted average coupon rate of the 2010-1 term note securitization will approximate 3.13% over the term of the borrowing.

(5)	Issuance of $12.5 million of subordinated notes was deferred.

Long-term Loan Facilities.  On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from the Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used as a warehouse facility to fund lease originations. In contrast to previous warehouse facilities, this long-term loan facility does not require annual refinancing. The maturity date of the facility is October 9, 2012. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility.

On September 24, 2010, the Company’s affiliate, MLR XIII, closed on a $50.0 million three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.

Financial Covenants

Our secured borrowing arrangements contain numerous covenants, restrictions and default provisions that we must comply with in order to obtain funding through the facilities and to avoid an event of default. A change in the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer is an event of default under our long-term loan facilities, unless we hire a replacement acceptable to our lenders within 120 days. A change in the Chief Executive Officer or Chief Operating Officer is an immediate event of servicer termination under the 2006-1 term note securitization.

A merger or consolidation with another company in which the Company is not the surviving entity is also an event of default under the financing facilities. The Company’s long-term loan facilities contain acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, if a “material adverse change” occurs). An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.

Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2010 include:

	Actual(1)	Requirement

Tangible net worth minimum	$160 million	$141.1 million
Debt-to-equity ratio maximum	1.74 to 1	10.0 to 1
Maximum servicer senior leverage ratio	1.28 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	2.03 to 1	1.50 to 1
Maximum portfolio delinquency ratio	0.89%	3.50%
Maximum gross charge-off ratio	4.28%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

As of December 31, 2010, the Company was in compliance with terms of the long-term loan facilities and the term note securitization agreements.

Bank Capital and Regulatory Oversight

On January 13, 2009, in connection with the conversion of MBB from an industrial bank to a commercial bank, we became a bank holding company by order of the Federal Reserve Board and are subject to regulation under the Bank Holding Company Act. All of our subsidiaries may be subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of our election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits us to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through our wholly-owned subsidiary, AssuranceOne.

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

There are a number of restrictions on bank holding companies that are designed to minimize potential loss to depositors and the FDIC insurance funds. If an FDIC-insured depository subsidiary is “undercapitalized,” the bank holding company is required to ensure (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its appropriate banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Bank Holding Company Act, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

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

At December 31, 2010, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 16.58%, 17.39% and 18.65%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively. At December 31, 2010, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 34.87%, 39.58% and 40.84%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Order, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s equity balance at December 31, 2010 was $20.2 million, which qualifies for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with the FDIC Order and in accordance with its original de novo three-year business plan, which assumed total assets of up to $128 million by March 12, 2011 (when its three-year de novo period expired.)

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” herein.

Contractual Obligations (excluding Deposits)

In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of December 31, 2010 were as follows:

	Contractual Obligations as of December 31, 2010
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)

2011	$84,791	$4,282	$8	$1,595	$121	$90,797
2012	85,031	4,403	4	1,621	103	91,162
2013	7,839	2,425	4	789	86	11,143
2014	682	49	4	141	21	897
2015	301	15	—	—	—	316
Thereafter	6	1	—	—	—	7

Total	$178,650	$11,175	$20	$4,146	$331	$194,322

(1)	Interest on the long-term loan facilities is assumed at the December 31, 2010 rate for the remaining term.

This table excludes time deposits. Deposit maturities are presented in Note 10 to the Consolidated Financial Statements in Item 8 herein.

Market Interest-Rate Risk and Sensitivity

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest borrowings and certificates of deposit that the Company issues periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Most recently, we have also used variable-rate long-term loan facilities to finance our new lease originations. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 7.1% to 28.2% and averaged 14.8%. At December 31, 2010, $50.5 million, or 28.2%, of our borrowings were variable-rate borrowings.

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

While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately in gain (loss) on derivatives. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition. At December 31, 2010, there was no notional principal outstanding under interest-rate swap agreements.

For the forecasted transactions that were probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of June 30, 2008 was reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. At the time that any related forecasted borrowing was no longer probable of occurring, the related gain or loss in accumulated other comprehensive income became immediately recognized in earnings.

During 2009 and 2008, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated date or in the additional time period permitted by U.S. GAAP. As a result, during 2009 a $0.9 million pretax ($0.5 million after-tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into loss on derivatives. During 2008, a $5.0 million pretax ($3.0 million after-tax) loss on the related cash flow hedges was reclassified from accumulated other comprehensive income into loss on derivatives.

The tables in Note 11 of the Company’s Consolidated Financial Statements summarize specific information regarding the terminated interest-rate swap agreements described above.

There were no cash payments related to the termination of derivative contracts for the year ended December 31, 2010. Cash payments related to the termination of derivative contracts totaled $7.3 million and $3.3 million for the years ended December 31, 2009 and 2008, respectively. Cash payments pursuant to the terms of active derivative contracts totaled $2.4 million, $4.7 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its SPEs’ warehouse borrowing arrangements and for overall interest-rate risk management. Accordingly, these interest-rate cap agreements are recorded at fair value in other assets at $14 thousand and $0.1 million as of December 31, 2010 and December 31, 2009, respectively. The notional amount of interest-rate caps owned as of December 31, 2010 and December 31, 2009 was $70.1 million and $121.4 million, respectively. Changes in the fair values of the caps are recorded in gain (loss) on derivatives in the accompanying Consolidated Statements of Operations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations. For debt obligations, the table presents the contractually scheduled maturities and the related weighted average interest rates as of December 31, 2010 expected as of and for each year ended through December 31, 2014 and for periods thereafter.

	Scheduled Maturities by Calendar Year
						Total
					2015 &	Carrying
	2011	2012	2013	2014	Thereafter	Amount
	(Dollars in thousands)

Debt:
Fixed-rate debt	$84,791	$34,564	$7,839	$682	$307	$128,183
Average fixed rate	5.32%	5.03%	3.66%	5.51%	6.20%	5.14%
Variable-rate debt	$—	$50,467	$—	$—	$—	$50,467
Average variable rate	—%	5.50%	—%	—%	—%	5.50%
Interest-rate caps purchased:
Beginning notional balance	$70,102	$28,107	$6,000	$1,000	$—	$70,102
Ending notional balance	28,107	6,000	1,000	—	—	—
Average receive rate	6.00%	6.00%	6.00%	6.00%	—%	6.00%

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

For example, the impact of each hypothetical 100-basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended December 31, 2010, generally would have been to reduce net interest and fee income by approximately $0.3 million based on our average variable-rate borrowings of approximately $32.8 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. However, at December 31, 2010, due to an index floor on certain variable-rate borrowings combined with the current interest rate environment, a 100-basis point increase in the market rates to which the borrowings are indexed would have had no impact on the cost of the borrowing.

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

Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This guidance requires an entity to provide additional disclosures regarding the nature of credit risk inherent in its financing receivables, how the risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. Required disclosures include credit quality indicators and delinquencies. The guidance was effective for interim and annual reporting periods ending on or after December 15, 2010. Because ASU 2010-20 impacts disclosures only, it did not affect the consolidated earnings or financial position of the Company. Such disclosures have been included in the Company’s Notes to Consolidated Financial Statements.

In June 2009, the FASB issued two standards changing the accounting for securitizations. FASB ASC 860-10-65-3 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It also changes the requirements for derecognizing financial assets, and requires additional disclosures. FASB ASC 810-10-65-2 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It requires additional disclosures about involvement with variable interest entities, the related risk exposure due to that involvement and the impact on the entity’s financial statements. The new guidance for the accounting for securitizations was effective for the Company on January 1, 2010. The adoption of the new requirements did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

Management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries
Mount Laurel, New Jersey

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 16, 2011

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marlin Business Services Corp. and Subsidiaries
Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marlin Business Services Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 16, 2011

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$2,557	$1,372
Interest-earning deposits with banks	34,469	35,685

Total cash and cash equivalents	37,026	37,057
Restricted interest-earning deposits with banks (includes $44.7 million and $57.1 million at December 31, 2010 and December 31, 2009, respectively, related to consolidated variable interest entities (“VIEs”))	47,107	63,400
Securities available for sale (amortized cost of $1.5 million at December 31, 2010)	1,534	—
Net investment in leases and loans (includes $154.1 million and $238.0 million at December 31, 2010 and December 31, 2009, respectively, related to consolidated VIEs)	351,569	448,610
Property and equipment, net	2,180	2,431
Property tax receivables	197	1,135
Other assets	28,449	13,170

Total assets	$468,062	$565,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$—	$62,541
Long-term borrowings (includes $128.2 million and $226.7 million at December 31, 2010 and December 31, 2009, respectively, related to consolidated VIEs)	178,650	244,445
Deposits	92,919	80,288
Other liabilities:
Fair value of derivatives	—	2,408
Sales and property taxes payable	1,978	4,197
Accounts payable and accrued expenses	8,019	7,649
Net deferred income tax liability	26,493	12,390

Total liabilities	308,059	413,918

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized;
12,864,665 and 12,778,935 shares issued and outstanding at December 31, 2010 and 2009 respectively	129	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	86,987	84,674
Stock subscription receivable	(2)	(3)
Accumulated other comprehensive loss	(132)	(267)
Retained earnings	73,021	67,353

Total stockholders’ equity	160,003	151,885

Total liabilities and stockholders’ equity	$468,062	$565,803

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per-share data)

Interest income	$47,296	$66,039	$86,099
Fee income	14,041	17,405	21,354

Interest and fee income	61,337	83,444	107,453
Interest expense	15,613	27,338	36,880

Net interest and fee income	45,724	56,106	70,573
Provision for credit losses	9,438	27,189	31,494

Net interest and fee income after provision for credit losses	36,286	28,917	39,079

Other income (loss):
Insurance income	4,106	5,330	6,252
Loss on derivatives	(116)	(1,959)	(16,039)
Other income	1,295	1,525	1,892

Other income (loss)	5,285	4,896	(7,895)

Other expense:
Salaries and benefits	19,966	19,071	22,916
General and administrative	12,762	12,854	15,241
Financing related costs	680	505	1,418

Other expense	33,408	32,430	39,575

Income (loss) before income taxes	8,163	1,383	(8,391)
Income tax expense (benefit)	2,495	347	(3,161)

Net income (loss)	$5,668	$1,036	$(5,230)

Basic earnings (loss) per share	$0.44	$0.08	$(0.44)
Diluted earnings (loss) per share	$0.44	$0.08	$(0.44)
Weighted average shares used in computing basic earnings (loss) per share	12,836,340	12,549,167	11,874,647
Weighted average shares used in computing diluted earnings (loss) per share	12,902,151	12,579,806	11,874,647

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
		Common	Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)

Balance, December 31, 2007, as previously reported	12,201,304	$122	$84,429	$(7)	$(3,130)	$67,900	$149,314
Restatement adjustment (Note 20)	—	—	—	—	—	3,647	3,647

Balance, December 31, 2007, as restated	12,201,304	$122	$84,429	$(7)	$(3,130)	$71,547	$152,961
Issuance of common stock	36,360	—	148	—	—	—	148
Repurchase of common stock	(333,759)	(3)	(2,380)	—	—	—	(2,383)
Exercise of stock options	46,616	—	145	—	—	—	145
Tax benefit on stock options exercised	—	—	102	—	—	—	102
Stock option compensation recognized	—	—	304	—	—	—	304
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	295,884	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	926	—	—	—	926
Net change related to derivatives, net of tax	—	—	—	—	3,297	—	3,297
Net loss	—	—	—	—	—	(5,230)	(5,230)

Balance, December 31, 2008, as restated	12,246,405	$122	$83,671	$(5)	$167	$66,317	$150,272
Issuance of common stock	35,004	1	105	—	—	—	106
Repurchase of common stock	(102,614)	(1)	(399)	—	—	—	(400)
Exercise of stock options	40,424	—	167	—	—	—	167
Tax benefit on stock options exercised	—	—	48	—	—	—	48
Stock option compensation recognized	—	—	298	—	—	—	298
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	559,716	6	(6)	—	—	—	—
Restricted stock compensation recognized	—	—	790	—	—	—	790
Net change related to derivatives, net of tax	—	—	—	—	(434)	—	(434)
Net income	—	—	—	—	—	1,036	1,036

Balance, December 31, 2009, as restated	12,778,935	$128	$84,674	$(3)	$(267)	$67,353	$151,885
Issuance of common stock	21,398	—	172	—	—	—	172
Repurchase of common stock	(80,925)	(1)	(771)	—	—	—	(772)
Exercise of stock options	35,864	1	161	—	—	—	162
Tax benefit on stock options exercised	—	—	72	—	—	—	72
Stock option compensation recognized	—	—	194	—	—	—	194
Payment of receivables	—	—	—	1	—	—	1
Restricted stock grant	109,393	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	2,486	—	—	—	2,486
Net change related to derivatives, net of tax	—	—	—	—	138	—	138
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	5,668	5,668

Balance, December 31, 2010	12,864,665	$129	$86,987	$(2)	$(132)	$73,021	$160,003

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$5,668	$1,036	$(5,230)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,578	2,481	2,845
Stock-based compensation	2,617	1,450	1,178
Excess tax benefits from stock-based payment arrangements	(72)	(48)	(101)
Amortization of deferred net loss on cash flow hedge derivatives	229	159	(172)
Change in fair value of derivatives	(2,303)	(1,837)	10,998
Cash flow hedge gains reclassified from accumulated other comprehensive income	—	(880)	5,041
Provision for credit losses	9,438	27,189	31,494
Net deferred income taxes	14,078	255	(2,146)
Amortization of deferred initial direct costs and fees	6,999	11,843	16,493
Deferred initial direct costs and fees	(3,551)	(2,561)	(10,126)
Loss on equipment disposed	2,562	1,767	1,072
Effect of changes in other operating items:
Other assets	(14,108)	2,528	(6,556)
Other liabilities	(2,071)	(10,026)	(5,106)

Net cash provided by operating activities	22,064	33,356	39,684

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(134,705)	(88,934)	(256,554)
Principal collections on leases and loans	213,973	270,680	310,600
Security deposits collected, net of refunds	(2,656)	(4,484)	(2,979)
Proceeds from the sale of equipment	4,981	4,999	5,445
Acquisitions of property and equipment	(472)	(418)	(938)
Change in restricted interest-earning deposits with banks	16,293	2,812	74,858
Purchases of securities available for sale	(1,539)	—	—

Net cash provided by investing activities	95,875	184,655	130,432

Cash flows from financing activities:
Issuances of common stock	173	108	150
Repurchases of common stock	(772)	(400)	(2,383)
Exercise of stock options	162	167	145
Excess tax benefits from stock-based payment arrangements	72	48	101
Debt issuance costs	(1,900)	(1,728)	(175)
Term securitization advances	68,169	—	—
Term securitization repayments	(166,701)	(214,669)	(331,700)
Warehouse and bank facility advances	48,109	61,166	192,353
Warehouse and bank facility repayments	(77,913)	(82,819)	(90,430)
Other short-term borrowing advances	—	2,200	—
Other short-term borrowing repayments	—	(2,200)	—
Increase in deposits	12,631	16,903	63,385

Net cash used in financing activities	(117,970)	(221,224)	(168,554)

Net increase (decrease) in total cash and cash equivalents	(31)	(3,213)	1,562
Total cash and cash equivalents, beginning of period	37,057	40,270	38,708

Total cash and cash equivalents, end of period	$37,026	$37,057	$40,270

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$14,147	$26,059	$35,051
Cash paid for income taxes, net of refunds received	$3,878	$499	$2,758

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The Company

Marlin Business Services Corp. (“Company”) was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation, the Company provides equipment leasing and working capital solutions nationwide, primarily to small and mid-sized businesses nationwide in a segment of the equipment leasing market commonly referred to in the leasing industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. Effective March 12, 2008, the Company also opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB currently provides diversification of the Company’s funding sources through the issuance of certificates of deposit. Marlin Business Services Corp. is managed as a single business segment. Marlin Business Services Corp. is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act.

References to the “Company,” “Marlin,” “we,” “us” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, performance assumptions for stock-based compensation awards, the probability of forecasted transactions, the fair value of financial instruments and income taxes. Actual results could differ from those estimates.

At this time, the Company has not elected to report any assets and liabilities using the fair value option available under the Financial Instruments Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Cash and Cash Equivalents

Cash and cash equivalents include cash and interest-bearing money market funds. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Interest-Earning Deposits with Banks

Restricted interest-earning deposits with banks consist primarily of various interest-earning trust accounts related to the Company’s secured debt facilities. The balance also includes amounts due from securitizations representing reimbursements of servicing fees and excess spread income.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment in Leases and Loans

As required by U.S. GAAP, the Company uses the direct finance method of accounting to record its direct financing leases and related interest income. At the inception of a lease, the Company records as an asset the aggregate future minimum lease payments receivable, plus the estimated residual value of the leased equipment, less unearned lease income.

Residual values generally reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment. Estimates are based on industry data and management’s experience. The Company records an estimated residual value at lease inception for all fair market value and fixed purchase option leases based on a percentage of the equipment cost of the asset being leased. The percentages used depend on equipment type and term. In setting and reviewing estimated residual values, the Company focuses its analysis primarily on total historical and expected realization statistics pertaining to both lease renewals and sales of equipment.

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

When a lessee elects to return equipment at lease termination, the equipment is transferred to other assets at the lower of its basis or fair market value. The Company generally sells returned equipment to independent third parties, rather than leasing the equipment a second time. The Company does not maintain equipment in other assets for longer than 120 days. Any loss recognized on transferring equipment to other assets, and any gain or loss realized on the sale or disposal of equipment to a lessee or to others is included in fee income as net residual income.

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

Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross-section of variables including industry, geography, equipment type, obligor and vendor.

We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis, historic delinquencies and charge-offs, historic bankruptcies, historic performance of restructured accounts and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios (including geography, industry, equipment type and vendor source), seasonality, economic conditions and trends or business practices at the reporting date that are different from the periods used in the quantitative analysis.

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

In 2010, we disclosed that we were in discussions with the Federal Reserve Bank in connection with the Federal Reserve Bank’s interpretation of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (SR 06-17) dated December 13, 2006 (the “ALLL Policy Statement”) and the appropriate application of the ALLL Policy Statement to management’s estimates used in determining the Company’s allowance for credit losses (the “Allowance”). On October 27, 2010, MBB received a written determination from the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions (the “MBB Report”). On December 22, 2010, the Company received a written determination from the Federal Reserve Bank of Philadelphia (the “MBSC Report”). While we have not received a final determination from the Federal Reserve Bank of San Francisco or the Federal Reserve Bank of Philadelphia in connection with our implementation of the recommendations contained in the MBB Report and the MBSC Report, we believe that we have properly implemented the recommendations and that such implementation did not require material adjustments or significant changes to the methodology used to determine the Allowance. If the Company receives additional information from the Federal Reserve Bank of San Francisco or the Federal Reserve Bank of Philadelphia in connection with our implementation of the recommendations and if, as a result of its review of such additional information, management determines that such additional information requires adjustments or changes to the methodology used to determine the Allowance, such adjustments or changes could have a material impact on the size of the Allowance.

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

Securitizations

In connection with each of its term note securitization transactions, the Company established a bankruptcy remote special-purpose subsidiary (“SPE”) and issued term debt to institutional investors. These SPEs are each considered a variable interest entity (“VIE”) under U.S. GAAP. The Company is required to consolidate VIEs in which it is deemed to be the primary beneficiary through having (1) power over the significant activities of the entity

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company continues to service the assets of its VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.

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

For the forecasted transactions that were probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of June 30, 2008 was reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. At the time that any related forecasted borrowing was no longer probable of occurring, the related gain or loss in accumulated other comprehensive income became recognized immediately in earnings.

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

Modifications to leases are accounted for in accordance with Topic 840 of the FASB ASC. Modifications resulting in renegotiated leases may include reductions in payment and extensions in term. However, such renegotiated leases are not granted concessions regarding implicit rates or reductions in total amounts due.

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

Securities Available for Sale

Securities available for sale consist of mutual funds. Securities available for sale are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 1 (as defined in Note 12, Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments), since prices are obtained from a quoted market. Unrealized holding gains or losses, net of related deferred income taxes, are reported in accumulated other comprehensive income.

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

Common Stock and Equity

On November 2, 2007, the Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, the Company is authorized to repurchase its common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par charged against any available additional paid-in capital.

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

The Company measures stock-based compensation cost at grant date, based on the fair value of the awards ultimately expected to vest. Compensation cost is recognized on a straight-line basis over the service period. We generally use the Black-Scholes valuation model to measure the fair value of our stock options utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility, and dividend yield. The assumptions are based on management’s judgment concerning future events.

The fair value calculations for the one-time stock option exchange program the Company effected through an October 28, 2009 amendment to its 2003 Equity Compensation Plan were based on a binomial valuation model which considered many variables, such as the volatility of our stock and the expected term of an option, including consideration of the ratio of stock price to the exercise price at which exercise is expected to occur. The binomial valuation model was used for both the surrendered stock options and the new replacement options under the stock option exchange program.

As required by U.S. GAAP, the Company uses its judgment in estimating the amount of awards that are expected to be forfeited, with subsequent revisions to the assumptions if actual forfeitures differ from those estimates. In addition, for performance-based awards the Company estimates the degree to which the performance conditions will be met to estimate the number of shares expected to vest and the related compensation expense. Compensation expense is adjusted in the period such performance estimates change.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the Consolidated Balance Sheets. Management then assesses the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent our management believes recovery is not likely, a valuation allowance is established. To the extent that we establish a valuation allowance in a period, an expense is recorded within the tax provision in the Consolidated Statements of Operations.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At December 31, 2010 and 2009, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2005 through the present are subject to examination.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This guidance requires an entity to provide additional disclosures regarding the nature of credit risk inherent in its financing receivables, how the risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. Required disclosures include credit quality indicators and delinquencies. The guidance was effective for interim and annual reporting periods ending on or after December 15, 2010. Because ASU 2010-20 impacts disclosures only, it did not affect the consolidated earnings or financial position of the Company. Such disclosures have been included in the Company’s Notes to Consolidated Financial Statements.

In June 2009, the FASB issued two standards changing the accounting for securitizations. FASB ASC 860-10-65-3 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It also changes the requirements for derecognizing financial assets, and requires additional disclosures. FASB ASC 810-10-65-2 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It requires additional disclosures about involvement with variable interest entities, the related risk exposure due to that involvement and the impact on the entity’s financial statements. The new guidance for the accounting for securitizations was effective for the Company on January 1, 2010. The adoption of the new requirements did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Minimum lease payments receivable	$389,247	$494,954
Estimated residual value of equipment	37,320	43,928
Unearned lease income, net of initial direct costs and fees deferred	(63,355)	(74,823)
Security deposits	(5,026)	(7,681)
Loans, including unamortized deferred fees and costs	1,101	4,425
Allowance for credit losses	(7,718)	(12,193)

	$351,569	$448,610

At December 31, 2010, a total of $229.7 million of minimum lease payments receivable are assigned as collateral for borrowings, including the amounts related to consolidated VIEs, as further discussed in Note 9.

Initial direct costs net of fees deferred were $6.8 million and $10.2 million as of December 31, 2010, and December 31, 2009, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At December 31, 2010 and December 31, 2009, $30.6 million and $35.1 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of December 31, 2010:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)

Period Ending December 31,
2011	$183,059	$34,067
2012	112,152	17,756
2013	58,334	7,921
2014	25,028	2,961
2015	10,449	644
Thereafter	225	6

	$389,247	$63,355

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of December 31, 2010 and December 31, 2009, the Company maintained total finance receivables which were on a non-accrual basis of $2.0 million and $4.6 million, respectively. As of December 31, 2010 and December 31, 2009, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $2.2 million and $4.5 million, respectively. (See Note 5 for additional asset quality information.)

NOTE 4 — Concentrations of Risk

As of December 31, 2010, leases approximating 11% and 9% of the net investment balance of leases by the Company were located in the states of California and New York, respectively. No other state accounted for more

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than 9% of the net investment balance of leases owned and serviced by the Company as of December 31, 2010. As of December 31, 2010, no single vendor source accounted for more than 2% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2010. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including the medical, retail, service, manufacturing and restaurant industries, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. As of December 31, 2010, copiers comprised 82.0% of the estimated residual value of leased equipment. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2010. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment. There were no impairments of estimated residual value recorded during the years ended December 31, 2010, 2009 or 2008.

NOTE 5 — Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The chart which follows provides activity in the allowance for credit losses and asset quality statistics for each of the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$12,193	$15,283	$10,988

Charge-offs	(17,095)	(33,575)	(30,231)
Recoveries	3,182	3,296	3,032

Net charge-offs	(13,913)	(30,279)	(27,199)

Provision for credit losses	9,438	27,189	31,494

Allowance for credit losses, end of period(1)	$7,718	$12,193	$15,283

Net charge-offs to average total finance receivables(2)	3.58%	5.42%	3.80%
Allowance for credit losses to total finance receivables, end of period(2)	2.19%	2.71%	2.30%
Average total finance receivables(2)	$389,001	$558,311	$715,649
Total finance receivables, end of period(2)	$352,527	$450,595	$664,902
Delinquencies greater than 60 days past due	$3,504	$8,334	$12,203
Delinquencies greater than 60 days past due(3)	0.90%	1.67%	1.59%
Allowance for credit losses to delinquent
accounts greater than 60 days past due(3)	220.26%	146.30%	125.24%
Non-accrual leases and loans, end of period	$1,996	$4,557	$6,380
Renegotiated leases and loans, end of period	$2,221	$4,521	$8,256

(1)	The allowance for credit losses allocated to loans at December 31, 2010, 2009 and 2008, was $0.1 million, $0.4 million and $0.9 million, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At December 31, 2010 and 2009, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the year ended December 31, 2010 were $13.9 million, or 3.58% of average total finance receivables, compared to $30.3 million, or 5.42% of average total finance receivables, for the year ended December 31, 2009. The decrease in net charge-offs during year ended December 31, 2010 compared to recent years is primarily due to improving delinquency migrations and lower portfolio balances. Our key credit quality indicator is delinquency status.

In 2010, we disclosed that we were in discussions with the Federal Reserve Bank in connection with the Federal Reserve Bank’s interpretation of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (SR 06-17) dated December 13, 2006 (the “ALLL Policy Statement”) and the appropriate application of the ALLL Policy Statement to management’s estimates used in determining the Company’s allowance for credit losses (the “Allowance”). On October 27, 2010, MBB received a written determination from the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions (the “MBB Report”). On December 22, 2010, the Company received a written determination from the Federal Reserve Bank of Philadelphia (the “MBSC Report”). While we have not received a final determination from the Federal Reserve Bank of San Francisco or the Federal Reserve Bank of Philadelphia in connection with our implementation of the recommendations contained in the MBB Report and the MBSC Report, we believe that we have properly implemented the recommendations and that such implementation did not require material adjustments or significant changes to the methodology used to determine the Allowance. If the Company receives additional information from the Federal Reserve Bank of San Francisco or the Federal Reserve Bank of Philadelphia in connection with our implementation of the recommendations and if, as a result of its review of such information, management determines that such information requires adjustments or changes to the methodology used to determine the Allowance, such adjustments or changes could have a material impact on the size of the Allowance.

NOTE 6 — Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2010	2009	Depreciable Life
	(Dollars in thousands)

Furniture and equipment	$2,746	$2,719	7 years
Computer systems and equipment	8,017	7,351	3-5 years
Leasehold improvements	567	566	Shorter of estimated useful life

			or remaining lease term
Total property and equipment	11,330	10,636
Less — Accumulated depreciation and amortization	(9,150)	(8,205)

Property and equipment, net	$2,180	$2,431

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense was $0.9 million, $1.2 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7 — Other Assets

Other assets are comprised of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Accrued fees receivable	$2,250	$3,189
Deferred transaction costs	2,420	1,893
Prepaid expenses	1,674	1,360
Income taxes receivable (See Note 13 for further discussion)	20,711	5,178
Other	1,394	1,550

	$28,449	$13,170

NOTE 8 — Commitments and Contingencies

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

As of December 31, 2010, the Company leases all five of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Sherwood, Oregon. These lease commitments are accounted for as operating leases.

The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2010:

	Future Minimum Lease Payment Obligations
	Capital	Operating
	Leases	Leases	Total
	(Dollars in thousands)

Period Ending December 31,
2011	$121	$1,603	$1,724
2012	103	1,625	1,728
2013	86	793	879
2014	21	145	166
2015	—	—	—

Total minimum lease payments	$331	$4,166	$4,497

Less: amount representing interest	(27)

Present value of minimum lease payments	$304

Rent expense was $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has employment agreements with certain senior officers that currently extend through November 12, 2012, with certain renewal options.

NOTE 9 — Short-term and Long-term Borrowings

Borrowings with an original maturity of less than one year are classified as short-term borrowings. The Company’s commercial paper (“CP”) conduit warehouse facility (which was repaid in full with a portion of the proceeds of our February 12, 2010 term asset-backed securitization) is classified as short-term borrowings, along with MBB’s federal funds purchased. Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations and long-term loan facilities are classified as long-term borrowings.

The Company’s total borrowings outstanding consist of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

CP Conduit Warehouse Facility	$—	$62,541
05-1 Term Note Securitization	—	13,835
06-1 Term Note Securitization	19,296	60,923
07-1 Term Note Securitization	71,974	151,958
10-1 Term Note Securitization	36,913	—
Long-term Loan Facilities	50,467	17,729

Total	$178,650	$306,986

For the years ended December 31, 2010, 2009 and 2008, the Company incurred commitment fees on the unused portion of the loan facilities of $0.4 million, $0.1 million, and $0.1 million, respectively.

The Company’s short-term and long-term borrowings are collateralized by certain of the Company’s direct financing leases. The Company is restricted from selling, transferring or assigning these leases or placing liens or pledges on these leases. At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,
	2010	2009
	(Dollars in thousands)

CP Conduit Warehouse Facility	$—	$100,746
05-1 Term Note Securitization	—	13,397
06-1 Term Note Securitization	18,758	65,229
07-1 Term Note Securitization	76,774	167,703
10-1 Term Note Securitization	56,947	—
Long-term Loan Facilities	77,192	26,325

Total	$229,671	$373,400

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $1.6 million.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2010, MBB had $8.3 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

CP Conduit Warehouse Facility

We had a CP conduit warehouse facility that, until March 31, 2009, allowed us to borrow, repay and re-borrow based on a borrowing base formula. In these transactions, we transferred pools of leases and interests in the related equipment to special purpose, bankruptcy-remote subsidiaries. These special purpose entities in turn pledged their interests in the leases and related equipment to an unaffiliated conduit entity, which generally issued CP to investors. The warehouse facility allowed the Company on an ongoing basis to transfer lease receivables to a wholly-owned, bankruptcy remote special purpose subsidiary of the Company, which issued variable-rate notes to investors carrying an interest rate equal to the rate on CP issued to fund the notes during the interest period.

This facility was repaid in full with a portion of the proceeds of the February 12, 2010 term securitization. For the years ended December 31, 2010, 2009 and 2008, the weighted average interest rate was 3.26%, 4.88% and 5.37%, respectively. At December 31, 2009, borrowings outstanding under this facility were $62.5 million. There is no additional borrowing capacity under this facility.

Term Note Securitizations

05-1 Transaction — On August 18, 2005, the Company closed a $340.6 million term note securitization. In connection with the 2005-1 transaction, six classes of fixed-rate notes were issued to investors. The weighted average interest coupon will approximate 4.81% over the term of the financing. After the effects of hedging and other transaction costs are considered, total interest expense on the 2005-1 term transaction averaged approximately 4.50% over the term of the borrowing. On August 16, 2010, we elected to exercise our call option and pay off the remaining $3.9 million of our 2005 term securitization.

06-1 Transaction — On September 21, 2006, the Company closed a $380.2 million term note securitization. In connection with the 2006-1 transaction, six classes of fixed-rate notes were issued to investors. The weighted average interest coupon will approximate 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2006-1 term transaction to approximate an average of 5.21% over the term of the financing.

07-1 Transaction — On October 24, 2007, the Company closed a $440.5 million term note securitization. In connection with the 2007-1 transaction, seven classes of fixed-rate notes were issued to investors. The weighted average interest coupon will approximate 5.70% over the term of the financing. After the effects of hedging and other transaction costs are considered, we expect total interest expense on the 2007-1 term transaction to approximate an average of 6.32% over the term of the financing.

10-1 Transaction — On February 12, 2010, the Company completed an $80.7 million term asset-backed securitization, of which it elected to defer the issuance of subordinated notes totaling $12.5 million. The two senior classes of notes issued under the securitization constitute eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”) program. This financing provides the Company with fixed-cost borrowing and is recorded in long-term borrowings in the Consolidated Balance Sheets. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the CP conduit warehouse facility. We expect total interest expense on the 2010-1 term transaction to approximate an average of 3.13% over the term of the financing.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75.0 million, three-year committed loan facility with the lender finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from the Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. The maturity date of the facility is October 9, 2012. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.

On September 24, 2010, the Company’s affiliate, Marlin Leasing Receivables XIII LLC (“MLR XIII”), closed on a $50.0 million three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility will be made pursuant to a borrowing base formula, and the proceeds will be used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.

Financial Covenants

Our secured borrowing arrangements contain numerous covenants, restrictions and default provisions that we must comply with in order to obtain funding through the facilities and to avoid an event of default. Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2010 include:

	Actual(1)	Requirement

Tangible net worth minimum	$160 million	$141.1 million
Debt-to-equity ratio maximum	1.74 to 1	10.0 to 1
Maximum servicer senior leverage ratio	1.28 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	2.03 to 1	1.50 to 1
Maximum portfolio delinquency ratio	0.89%	3.50%
Maximum gross charge-off ratio	4.28%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

A change in the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer is an event of default under the long-term loan facilities unless a replacement acceptable to the Company’s lenders is hired within 120 days. A change in the Chief Executive Officer or Chief Operating Officer is an immediate event of servicer termination under the 2006-1 term note securitization. A merger or consolidation with another company in which the Company is not the surviving entity is an event of default under the financing facilities. The Company’s long-term loan facilities contain acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, “if a material adverse change occurs”). An event of default under any of the facilities could result in an acceleration of amounts outstanding under the facilities, foreclosure on all or a portion of the leases financed by the facilities and/or the removal of the Company as servicer of the leases financed by the facility.

As of December 31, 2010, the Company was in compliance with the terms of the long-term loan facilities and the term note securitization agreements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled principal and interest payments on outstanding borrowings as of December 31, 2010 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)

Period Ending December 31,
2011	$84,791	$4,282
2012	85,031	4,403
2013	7,839	2,425
2014	682	49
2015	301	15
Thereafter	6	1

Total	$178,650	$11,175

(1)	Interest on variable-rate long-term loan facilities is assumed at the December 31, 2010 rate for the remaining term.

NOTE 10 — Deposits

Effective March 12, 2008, the Company opened MBB. MBB currently provides diversification of the Company’s funding sources primarily through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of December 31, 2010, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Period Ending December 31,	Maturities
(Dollars in thousands)

2011	$31,428
2012	28,349
2013	20,641
2014	9,302
2015	3,199

$92,919

All time deposits are in denominations of less than $250,000 and all are fully insured by the FDIC. The weighted average all-in interest rate of deposits outstanding at December 31, 2010 was 2.59%.

NOTE 11 — Derivative Financial Instruments

The Company uses derivative financial instruments in the ordinary course of business to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The recorded amounts reflect the fair value of the Company’s derivatives as of each reporting date presented, and will not necessarily reflect the value at settlement due to inherent volatility in the financial markets. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to U.S. GAAP.

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

While the Company may continue to use derivative financial instruments to reduce exposure to changing interest rates, effective July 1, 2008, the Company discontinued the use of hedge accounting. By discontinuing hedge accounting effective July 1, 2008, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately in gain (loss) on derivatives. This change creates volatility in our results of operations, as the fair value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition. At December 31, 2010, there was no notional principal outstanding under interest-rate swap agreements.

For the forecasted transactions that were probable of occurring, the derivative gain or loss in accumulated other comprehensive income as of June 30, 2008 was reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. At the time that any related forecasted borrowing was no longer probable of occurring, the related gain or loss in accumulated other comprehensive income became recognized immediately in earnings.

During 2008 and 2009, the Company concluded that certain forecasted transactions were not probable of occurring on the anticipated dates or in the additional time period permitted by U.S. GAAP. As a result, a $0.9 million pretax ($0.5 million after-tax) gain on the related cash flow hedges was reclassified from accumulated other comprehensive income into loss on derivatives for the year ended December 31, 2009, and a $5.0 million pretax ($3.0 million after-tax) loss on the related cash flow hedges was reclassified from accumulated other comprehensive income into loss on derivatives for the year ended December 31, 2008.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes specific information regarding the terminated interest-rate swap agreements described above:

For Terminated Agreements:

Inception Date	August, 2006/2007	Various, 2007/2008	August 2006/2007	August 2006/ 2007	June/September 2005
Commencement Date	October, 2008	October, 2009	October, 2008	October, 2007	September, 2006
Termination Date	June 2010	May/October, 2009	September/October 2008	October, 2007	September, 2006
	(Dollars in thousands)

Notional amount	$100,000	$150,000	$100,000	$300,000	$225,000
Realized gain (loss) at termination	$—	$(7,316)	$(3,312)	$(2,683)	$3,732
Deferred gain (loss), net of tax, recorded in equity:
December 31, 2010	$—	$—	$—	$(129)	$—
December 31, 2009	$—	$—	$—	$(357)	$90
Amortization recognized as increase (decrease) in interest expense:
Year ended December 31, 2010	$—	$—	$—	$379	$(150)
Year ended December 31, 2009	$—	$—	$—	$699	$(514)
Expected amortization during next 12 months as an increase in interest expense	$—	$—	$—	$161	$—

The Company recorded a gain (loss) on derivatives activities for the periods indicated as follows:

	Year Ended December 31,
	2010	2009	2008(1)
	(Dollars in thousands)

Change in fair value of derivative contracts	$(116)	$(2,839)	$(10,998)
Cash flow hedging gains on forecasted transactions no longer probable of occurring(2)	—	880	(5,041)

Loss on derivatives	$(116)	$(1,959)	$(16,039)

(1)	Prior to July 1, 2008, the Company’s derivatives were designated and accounted for as cash flow hedges. Effective July 1, 2008, the Company discontinued the use of hedge accounting and subsequent changes in the fair value of derivative instruments began to be recognized immediately in loss on derivatives in the Consolidated Statements of Operations.

(2)	Reclassified from accumulated other comprehensive income

There were no cash payments related to the termination of derivative contracts for the year ended December 31, 2010. Cash payments related to the termination of derivative contracts totaled $7.3 million and $3.3 million for the years ended December 31, 2009 and 2008, respectively. Cash payments pursuant to the terms of active derivative contracts totaled $2.4 million, $4.7 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company also uses interest-rate cap agreements that are not designated for hedge accounting treatment to fulfill certain covenants in its SPEs’ warehouse borrowing arrangements and for overall interest-rate risk management. Accordingly, these cap agreements are recorded at fair value in other assets at $14 thousand and $0.1 million as of December 31, 2010 and December 31, 2009, respectively. The notional amount of interest-rate caps owned as of December 31, 2010 and December 31, 2009 was $70.1 million and $121.4 million, respectively. Changes in the fair values of the caps are recorded in loss on derivatives in the accompanying Consolidated Statements of Operations.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments

Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the FASB ASC establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. Its provisions do not apply to fair value measurements for purposes of lease classification and measurement, which is addressed in the Leases Topic of the FASB ASC.

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

All of the Company’s derivatives are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 2. The fair value of securities available for sale is computed using fair value measurements classified as Level 1, since prices are obtained from a quoted market. The Company’s balances measured at fair value on a recurring basis include the following as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)

Assets
Securities available for sale	$1,534	$—	$—	$—
Interest-rate caps purchased	$—	$14	$—	$119
Liabilities
Interest-rate swaps	$—	$—	$—	$2,408

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31,		December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Dollars in thousands)

Assets
Cash and cash equivalents	$37,026	$37,026	$37,057	$37,057
Restricted interest-earning deposits with banks	47,107	47,107	63,400	63,400
Securities available for sale	1,534	1,534	—	—
Loans	1,040	1,025	4,026	3,969
Interest-rate caps purchased	14	14	119	119
Liabilities
Short-term borrowings	—	—	62,541	62,541
Long-term borrowings	178,650	183,088	244,445	244,477
Deposits	92,919	94,602	80,288	81,903
Accounts payable and accrued
expenses(1)	9,997	9,997	11,846	11,846
Interest-rate swaps	—	—	2,408	2,408

(1)	Includes sales and property taxes payable.

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a)	Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of December 31, 2010, and December 31, 2009, because they bear interest at market rates and have maturities of less than 90 days.

(b)	Restricted Interest-Earning Deposits with Banks

The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at December 31, 2010 and December 31, 2009.

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

The carrying amount of the Company’s accounts payable and accrued expenses approximates fair value as of December 31, 2010 and December 31, 2009, because of the relatively short timeframe to realization.

(h)	Interest-Rate Swaps and Interest-Rate Caps

Interest-rate swaps and interest-rate caps are measured at fair value on a recurring basis in accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, using the inputs and methods described previously in the first section of this Note 12.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — Income Taxes

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Current:
Federal	$(10,054)	$(54)	$(2,147)
State	(1,462)	146	1,132

Total current	(11,516)	92	(1,015)

Deferred
Federal	11,976	483	(928)
State	2,035	(228)	(1,218)

Total deferred	14,011	255	(2,146)

Total income tax expense (benefit)	$2,495	$347	$(3,161)

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. For the years ended December 31, 2010, 2009 and 2008, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. We do not expect our unrecognized tax positions to change significantly over the next 12 months.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2005 through the present are subject to examination.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes, primarily related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns. The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2010	2009
	(Dollars in thousands)

Deferred income tax assets:
Allowance for credit losses	$3,261	$4,802
Interest-rate swaps and caps	52	1,003
Accrued expenses	718	278
Deferred income	1,341	1,443
Deferred compensation	2,252	1,789
Other comprehensive income	88	177
Other	373	142

Total deferred income tax assets	8,085	9,634

Deferred income tax liabilities:
Lease accounting	(32,615)	(19,804)
Deferred acquisition costs	(1,661)	(1,954)
Depreciation	(302)	(266)

Total deferred income tax liabilities	(34,578)	(22,024)

Net deferred income tax liability	$(26,493)	$(12,390)

During the fourth quarter of 2010, the Company completed an analysis of its deferred tax assets and liabilities. As a result of that analysis, the Company determined that it had over-reported lease revenues in its previously filed income tax returns. The Company plans to amend its previously filed income tax returns to adjust the over-reported lease revenues and claim appropriate refunds in the years subject to amendment. In connection with the plan to file amended returns, the Company increased its current income taxes receivable by $15.4 million and recognized a current tax benefit of approximately $0.5 million to reflect interest receivable on such amended returns. For certain years, the Company is unable to amend its previously filed income tax returns because those returns are closed by statute (see Note 20 for additional information).

As of December 31, 2010, the Company has approximately $1.0 million of federal net operating loss carryforwards (“NOLs”). These NOLs will expire in 2030.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	Year Ended December 31,
	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	4.6%	(9.6)%	(5.7)%
Other permanent differences	0.1%	0.5%	0.1%
Interest on amended returns	(6.1)%	—%	—%
Other	(3.0)%	(0.8)%	2.9%

Effective rate	30.6%	25.1%	(37.7)%

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — Earnings Per Common Share (“EPS”)

Pursuant to the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS using the two-class method.

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period using the two-class method, which includes our unvested restricted stock awards as participating securities. Diluted EPS is computed based on the weighted average number of common shares outstanding for the period using the two-class method, which includes our unvested restricted stock awards as participating securities, and the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, into shares of common stock as if those securities were exercised or converted.

The following table provides net income and shares used in computing basic and diluted EPS:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per-share data)

Net income (loss)	$5,668	$1,036	$(5,230)

Weighted average common shares outstanding	11,885,365	11,693,720	11,874,647
Add: Unvested restricted stock awards considered participating securities	950,975	855,447	—

Adjusted weighted average common shares used in computing basic EPS	12,836,340	12,549,167	11,874,647
Add: Effect of dilutive stock options	65,811	30,639	—

Adjusted weighted average common shares used in computing diluted EPS	12,902,151	12,579,806	11,874,647

Net earnings (loss) per common share:
Basic	$0.44	$0.08	$(0.44)

Diluted	$0.44	$0.08	$(0.44)

For the years ended December 31, 2010, 2009 and 2008, options to purchase 376,151, 670,776 and 711,510 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — Comprehensive Income (Loss)

The following table details the components of comprehensive income (loss):

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Net income (loss), as reported	$5,668	$1,036	$(5,230)

Other comprehensive income (loss):
Change in fair value of derivatives	—	—	593
Reclassification of cash flow hedging (gains) losses on forecasted transactions no longer probable of occurring(1)	—	(880)	5,041
Amortization of net deferred (gains) losses on cash flow hedge derivatives	229	159	(171)
Change in fair value of securities available for sale	(5)	—	—
Tax effect	(89)	287	(2,166)

Total other comprehensive income (loss)	135	(434)	3,297

Comprehensive income (loss)	$5,803	$602	$(1,933)

(1)	Reclassified to loss on derivatives.

NOTE 16 — Stockholders’ Equity

Stockholders’ Equity

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.

The Company purchased 21,822 shares of its common stock for $0.2 million during the year ended December 31, 2010. The Company purchased 88,894 shares of its common stock for $0.3 million during the year ended December 31, 2009. At December 31, 2010, the Company had $10.4 million remaining in its stock repurchase plan authorized by the Board of Directors.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 59,103 and 13,720 shares repurchased to cover income taxes during the years ended December 31, 2010 and 2009, respectively, at average per-share costs of $9.12 and $3.89, respectively.

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

On January 13, 2009, MBB converted from an industrial bank to a commercial bank chartered and supervised by the State of Utah and the Federal Reserve Board. In connection with the conversion of MBB to a commercial bank, Marlin Business Services Corp. became a bank holding company on January 13, 2009. Until March 12, 2011, MBB operated in accordance with the FDIC Order and in accordance with its original de novo three-year business plan, which assumed total assets of up to $128 million by March 12, 2011 (when its three-year de novo period expired).

On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits the Company to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through our wholly-owned subsidiary, AssuranceOne, Ltd.

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at December 31, 2010 was $20.2 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At December 31, 2010, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at December 31, 2010.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)

Tier 1 Leverage Capital
Marlin Business Services Corp.	34.87%	$160,135	4%	$18,371	5%		$22,964
Marlin Business Bank	16.58%	$20,175	5%	$6,086	5%		$6,086
Tier 1 Risk-based Capital
Marlin Business Services Corp.	39.58%	$160,135	4%	$16,183	6%		$24,275
Marlin Business Bank	17.39%	$20,175	6%	$6,959	6%		$6,959
Total Risk-based Capital
Marlin Business Services Corp.	40.84%	$165,225	8%	$32,367	10%		$40,459
Marlin Business Bank	18.65%	$21,626	15%	$17,398	10	%(1)	$11,599

(1)	MBB is required to maintain “well-capitalized” status. In addition, MBB must maintain a total risk-based capital ratio greater than 15% pursuant to the original order issued by the FDIC on March 20, 2007 (the “FDIC Order”).

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

Pursuant to the FDIC Order, MBB must keep its total risk-based capital ratio above 15%. MBB’s equity balance at December 31, 2010 was $20.2 million, which qualifies for “well capitalized” status.

Dividends.  The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. Pursuant to the FDIC Order, MBB was not permitted to pay dividends during its first three years of operations without the prior written approval of the FDIC and the State of Utah (such initial three-year period ended on March 12, 2011).

NOTE 17 — Stock-Based Compensation

Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 3,300,000. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 474,155 shares available for future grants under the 2003 Plan as of December 31, 2010.

Total stock-based compensation expense was $2.6 million, $1.5 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.

Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of December 31, 2010. There were no revisions to performance assumptions during the years ended December 31, 2010, 2009 and 2008.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

In addition to the stock options granted pursuant to the stock option exchange program discussed below, there were 5,000 stock options granted during the year ended December 31, 2010.

The fair value of each stock option granted during the years ended December 31, 2010, 2009 and 2008 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of stock options issued for the years ended December 31, 2010, 2009 and 2008 was $7.64, $4.49 and $3.25 per share, excluding the stock options granted pursuant to the stock option exchange program discussed below.

The following weighted average assumptions were used for valuing option grants made during the years ended December 31, 2010, 2009 and 2008:

	Assumptions, December 31,
Weighted Averages:	2010	2009	2008

Risk-free interest rate	2.18%	1.97%	2.45%
Expected life (years)	4.8	4.0	5.1
Expected volatility	79%	84%	35%
Expected dividends	—	—	—

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted represents the period each option is expected to be outstanding and was determined by applying the simplified method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, due to the limited period of time the Company’s shares have been publicly traded. The expected volatility was determined using historical volatilities based on historical stock prices. To date, the Company has not paid dividends, and therefore has not assumed expected dividends.

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

The fair value calculations for the one-time stock option exchange program were based on a binomial valuation model which considered many variables, such as the volatility of our stock and the expected term of an option, including consideration of the ratio of stock price to the exercise price at which exercise is expected to occur. The binomial valuation model with consistent assumptions was used for both the surrendered stock options and the new replacement options under the stock option exchange program.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity for the each of the three years in the period ended December 31, 2010 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share

Outstanding, December 31, 2007	727,184	$13.20
Granted	271,926	9.29
Exercised	(46,616)	3.12
Forfeited	(67,035)	15.98
Expired	—	—

Outstanding, December 31, 2008	885,459	$12.32
Granted	15,877	7.30
Exercised	(40,424)	4.13
Forfeited	(82,751)	16.51
Expired	—	—

Outstanding, December 31, 2009	778,161	$12.20
Granted	146,421	12.40
Exercised	(35,864)	4.49
Forfeited	(240,565)	19.42
Expired	—	—

Outstanding, December 31, 2010	648,153	$9.99

During the years ended December 31, 2010, 2009 and 2008, the Company recognized total compensation expense related to options of $0.2 million, $0.3 million and $0.4 million, respectively.

There were 35,864, 40,424 and 46,616 stock options exercised during the years ended December 31, 2010, 2009 and 2008, respectively. The total pretax intrinsic value of stock options exercised was $0.2 million, $0.1 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The related tax benefits realized from the exercise of stock options for the years ended December 31, 2010, 2009 and 2008 were $0.1 million, $0.1 million and $0.1 million, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
Range of	Number	Remaining	Average	Intrinsic	Number	Remaining	Average	Intrinsic
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Value	Exercisable	Life (Years)	Exercise Price	Value
				(In thousands)				(In thousands)

$3.39	85,925	1.3	$3.39	$796	85,925	1.3	$3.39	$796
7.17 — 10.18	354,528	3.3	9.43	1,142	194,241	2.6	9.39	633
12.08 — 12.41	145,612	6.4	12.40	36	—	n/a	n/a	n/a
14.00 — 16.01	39,984	3.0	14.33	—	37,253	3.0	14.33	—
19.78 — 21.50	22,104	2.5	20.80	—	22,104	2.5	20.80	—

	648,153	3.7	9.99	$1,974	339,523	2.3	9.16	$1,429

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.65 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2010, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.2 million and the weighted average period over which these awards are expected to be recognized was 1.5 years, based on the most probable performance assumptions as of December 31, 2010. In the event maximum performance targets are achieved, an additional $0.7 million of compensation cost would be recognized over a weighted average period of 1.7 years.

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

Of the total restricted stock awards granted during the year ended December 31, 2010, 40,140 shares may be subject to accelerated vesting based on performance factors. No shares have vesting contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of December 31, 2010. There were no revisions to performance assumptions for the years ended December 31, 2010, 2009 and 2008, although vesting was accelerated in 2010 on certain awards based on an annual evaluation of the achievement of performance criteria, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of the non-vested restricted stock during the each of the three years in the period ended December 31, 2010:

		Weighted
		Average
		Grant-Date
Non-Vested Restricted Stock	Shares	Fair Value

Outstanding at December 31, 2007	218,248	$20.17
Granted	330,168	6.13
Vested	(15,684)	18.58
Forfeited	(28,818)	15.49

Outstanding at December 31, 2008	503,914	$11.29
Granted	628,772	6.26
Vested	(40,177)	18.23
Forfeited	(69,106)	14.06

Outstanding at December 31, 2009	1,023,403	$7.74
Granted	125,485	10.58
Vested	(178,717)	8.22
Forfeited	(16,142)	15.27

Outstanding at December 31, 2010	954,029	7.90

During the years ended December 31, 2010, 2009 and 2008, the Company granted restricted stock awards with grant date fair values totaling $1.3 million, $3.9 million and $2.0 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $2.4 million, $1.1 million and $0.7 million of compensation expense related to restricted stock for the years ended December 31, 2010, 2009 and 2008, respectively.

Of the $2.4 million total compensation expense related to restricted stock for the year ended December 31, 2010, approximately $0.8 million related to the acceleration of vesting based on an annual evaluation of the achievement of certain performance criteria during the first quarter 2010.

As of December 31, 2010, there was $4.2 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.9 years, based on the most probable performance assumptions as of December 31, 2010. In the event performance targets are achieved, $1.6 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 0.6 years, and an additional $0.1 million of compensation cost would be recognized over a weighted average period of 0.6 years. In addition, certain of the awards granted during 2009 may result in the issuance of 143,119 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair values of shares that vested during the years ended December 31, 2010, 2009 and 2008 were $1.6 million, $0.2 million and $0.1 million, respectively.

Employee Stock Purchase Plan

In October 2003, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, employees have the opportunity to purchase shares of common stock during designated offering periods

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the purchase date. Participants are limited to 10% of their compensation. The aggregate number of shares under the ESPP that may be issued is 200,000. During the years ended December 31, 2010, 2009 and 2008, 21,398, 35,004 and 36,360 shares, respectively, of common stock were sold for $0.2 million, $0.1 million and $0.1 million, respectively, pursuant to the terms of the ESPP. As of December 31, 2010, 14,597 shares remain available for issuance under the ESPP.

NOTE 18 — Employee 401(k) Plan

The Company adopted a 401(k) plan (the “401(k) Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the 401(k) Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service guidelines. Effective July 1, 2007, the 401(k) Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2010, 2009 and 2008 were approximately $0.1 million, $0.1 million and $0.2 million, respectively.

NOTE 19 — Related Party Transactions

The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Company’s Chief Executive Officer, is the President of The Selzer Company. We do not have any contractual arrangement with The Selzer Group or Richard Dyer, nor do we pay either of them any direct fees. Insurance premiums paid to The Selzer Company were $0.5 million, $0.5 million and $0.6 million during the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 20 — Restatement of Prior Financial Statements

As discussed in Note 13, during the fourth quarter of 2010, the Company completed an analysis of its deferred tax assets and liabilities. As a result of that analysis, the Company determined that it had over-reported lease revenues in its previously filed tax returns. Because certain tax years were closed by statute, the Company will be unable to amend all years affected and determined that there was an error in the previously filed consolidated financial statements. In addition, as part of the analysis discussed above, the Company determined that it had provided excess reserves due to overstating income tax expense over certain previous years. As a result of these errors, the Company has recorded an adjustment of $3.6 million to increase retained earnings and decrease net deferred income tax liability.

The impact on the consolidated financial statements encompassed multiple fiscal years prior to December 31, 2007. Under the Company’s current credit facilities, it did not adversely affect compliance with covenants. The Company concluded that the impact of correcting the error on the previously filed consolidated financial statements was not material.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the Company has restated the accompanying consolidated financial statements as of December 31, 2009 from amounts previously reported to correct the error by reducing its net deferred income tax liability and increasing retained earnings as follows:

	December 31, 2009
	As Previously
	Reported	Adjustment	As Restated
	(Dollars in thousands)

Consolidated Balance Sheet
Net deferred income tax liability	$16,037	$(3,647)	$12,390
Total liabilities	417,565	(3,647)	413,918
Retained earnings	63,706	3,647	67,353
Total stockholders’ equity	148,238	3,647	151,885
Total liabilities and stockholders’ equity	565,803	—	565,803

The cumulative effect of this adjustment was recorded as an adjustment to retained earnings in the Consolidated Statements of Stockholders’ Equity as of December 31, 2007 of approximately $3.6 million.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Data

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per-share data)

Year ended December 31, 2010
Interest income	$12,829	$11,994	$11,421	$11,052
Fee income	3,816	3,501	3,567	3,157
Interest and fee income	16,645	15,495	14,988	14,209
Interest expense	4,658	3,955	3,590	3,410
Provision for credit losses	3,123	2,494	2,083	1,738
Gain (loss) on derivatives	(94)	(25)	(9)	12
Income tax expense (benefit)	662	947	977	(91)
Net income (loss)	1,237	1,551	1,434	1,446
Basic earnings (loss) per share	0.10	0.12	0.11	0.11
Diluted earnings (loss) per share	0.10	0.12	0.11	0.11
Net investment in leases and loans	408,205	380,660	361,143	351,569
Total assets	534,521	494,995	466,305	468,062

Year ended December 31, 2009
Interest income	$19,072	$17,281	$15,591	$14,095
Fee income	5,034	4,380	4,288	3,703
Interest and fee income	24,106	21,661	19,879	17,798
Interest expense	7,832	7,444	6,448	5,614
Provision for credit losses	8,748	6,793	5,951	5,697
Gain (loss) on derivatives	(1,306)	646	(1,164)	(135)
Income tax expense (benefit)	(491)	434	225	179
Net income (loss)	(879)	946	508	461
Basic earnings (loss) per share	(0.08)	0.08	0.04	0.04
Diluted earnings (loss) per share	(0.08)	0.08	0.04	0.04
Net investment in leases and loans	620,934	555,082	499,556	448,610
Total assets	763,639	690,646	628,057	565,803

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “1934 Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2010, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the 1934 Act. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the 1934 Act) are designed and operating effectively to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting — Our Chief Executive Officer and Chief Financial Officer provided a report on behalf of management on our internal control over financial reporting. The full text of management’s report is contained in Item 8 of this Form 10-K and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm — The attestation report of our independent registered public accounting firm on their assessment of internal control over financial reporting is contained in Item 8 of this Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting — Upon analyzing the events that precipitated the restatement described in Note 20 to the Consolidated Financial Statements, management identified deficiencies in the Company’s income tax controls. During the fourth quarter of 2010, the Company implemented new procedures related to such deficiencies in order to mitigate the risk of ineffective internal controls and to strengthen the Company’s internal control over financial reporting. The Company enhanced the design, documentation and validation around the reporting and review of information for its tax returns and its tax provision estimation process, including the relationships between the financial statement and tax bases of assets and liabilities. The Company believes these changes have remediated the deficiencies that were identified by management, and that our internal control over financial reporting was effective at December 31, 2010.

There were no other changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2011 Annual Meeting of Stockholders.

We have adopted a code of ethics and business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of ethics and business conduct is available free of charge within the investor relations section of our website at www.marlincorp.com. We intend to post on our website any amendments and waivers to the code of ethics and business conduct that are required to be disclosed by the rules of the Securities and Exchange Commission, or file a Form 8-K, Item 5.05 to the extent required by NASDAQ listing standards.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.  Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

Schedules are omitted because they are not applicable or are not required or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits.

Number		Description

1	.1(10)	Purchase Agreement, dated November 15, 2006, between Piper Jaffray & Co., Primus Capital Fund IV Limited Partnership and its affiliate and Marlin Business Services Corp.
3	.1(13)	Amended and Restated Articles of Incorporation of the Registrant.
3	.2(2)	Bylaws of the Registrant.
4	.1(2)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.
10	.1(15)†	2003 Equity Compensation Plan of the Registrant, as amended.
10	.2(24)†	Amendment 2009-1 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.
10	.3(24)†	Amendment 2009-2 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.
10	.4(24)†	Amendment 2009-3 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.
10	.5(2)†	2003 Employee Stock Purchase Plan of the Registrant.
10	.6(4)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation.
10	.7(2)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.
10	.8(18)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between Daniel P. Dyer and the Registrant.
10	.9(2)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.
10	.10(9)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.
10	.11(18)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between George D. Pelose and the Registrant.
10	.12(1)	Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 31, 2001, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.13(1)	First Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of July 28, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.14(3)	Second Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of October 16, 2003, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.15(7)	Third Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement dated as of August 26, 2005, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.16(11)	Fourth Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement, dated as of April 2, 2007, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.17(17)	Fifth Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement, dated as of September 12, 2008, by and among Marlin Leasing Corporation, the Lenders and National City Bank.
10	.18(19)	Sixth Amendment to Second Amended and Restated Warehouse Revolving Credit Facility Agreement, dated as of March 31, 2009, by and among Marlin Leasing Corporation, the Lenders and National City Bank.

Number		Description

10	.19(1)	Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II and Wells Fargo Bank Minnesota, National Association.
10	.20(1)	Series 2002-A Supplement, dated as of April 1, 2002, to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of April 1, 2002, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, National City Bank and Wells Fargo Bank Minnesota, National Association.
10	.21(1)	First Amendment to Series 2002-A Supplement and Consent to Assignment of 2002-A Note, dated as of July 10, 2003, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, ABN AMRO Bank N.V. and Wells Fargo Bank Minnesota, National Association.
10	.22(4)	Second Amendment to Series 2002-A Supplement, dated as of January 13, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.
10	.23(4)	Third Amendment to Series 2002-A Supplement, dated as of March 19, 2004, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, Bank One, N.A., and Wells Fargo Bank Minnesota, National Association.
10	.24(5)	Fifth Amendment to Series 2002-A Supplement, dated as of March 18, 2005, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.
10	.25(8)	Amended & Restated Series 2002-A Supplement to the Master Facility Agreement, dated as of March 15, 2006, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.
10	.26(20)	Consent and Amendment to the Amended and Restated Series 2002-A Supplement, dated as of June 29, 2009, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JP Morgan Chase Bank, N.A., and Wells Fargo Bank Minnesota, N.A., as the trustee.
10	.27(12)	First Amendment to the Amended and Restated Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of August 30, 2007, by and among Marlin Leasing Corporation, JP Morgan Chase Bank, N.A., (successor by merger to Bank One, N.A.), and Wells Fargo Bank Minnesota, National Association.
10	.28(16)	First Amendment to the Amended & Restated Series 2002-A Supplement to the Master Facility Agreement, dated as of August 29, 2008, by and among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.
10	.29(21)	Second Amendment to the Amended and Restated Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 15, 2009, among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A., as the agent and Wells Fargo Bank, N.A., as the trustee.
10	.30(22)	Third Amendment to the Amended and Restated Series 2002-A Supplement to the Master Lease Receivables Asset-Backed Financing Facility Agreement, dated as of March 31, 2009, among Marlin Leasing Corporation, Marlin Leasing Receivables Corp. II, Marlin Leasing Receivables II LLC, JPMorgan Chase Bank, N.A., as the agent and Wells Fargo Bank, N.A., as the trustee.
10	.31†	Compensation Policy for Non-Employee Independent Directors (Filed herewith).
10	.32(14)	Letter Agreement, dated as of June 11, 2007 and effective as of March 11, 2008, by and between the Registrant, Peachtree Equity Investment Management, Inc. and WCI (Private Equity) LLC.
10	.33(23)	Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC.
10	.34(25)	Receivables Loan and Security Agreement, dated as of September 24, 2010, by and among Marlin Leasing Receivables XIII LLC, Marlin Leasing Corporation, Key Equipment Finance Inc., the lenders party thereto and Wells Fargo Bank, National Association.

Number		Description

16	.1(6)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.
21.1		List of Subsidiaries (Filed herewith)
23.1		Consent of Deloitte & Touche LLP (Filed herewith)
31.1		Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2		Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
32.1		Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-108530), filed on September 5, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 28, 2003 (File No. 333-108530), and incorporated by reference herein.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 9, 2005, and incorporated by reference herein.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 26, 2005 filed on August 26, 2005, and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 15, 2006 and filed on March 17, 2006, and incorporated by reference herein.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 19, 2006 and filed on May 25, 2006, and incorporated by reference herein.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated November 15, 2006 and filed on November 17, 2006, and incorporated by reference herein.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated April 2, 2007 and filed on April 6, 2007, and incorporated by reference herein.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 30, 2007 and filed on September 5, 2007, and incorporated by reference herein.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 11, 2008 and filed on March 17, 2008, and incorporated by reference herein.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-151358) filed on June 2, 2008, and incorporated by reference herein.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated August 29, 2008 and filed on September 5, 2008, and incorporated by reference herein.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated September 12, 2008 and filed on September 16, 2008, and incorporated by reference herein.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 31, 2008 and filed on January 7, 2009, and incorporated by reference herein.

(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 31, 2009 and filed on April 2, 2009, and incorporated by reference herein.

(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 29, 2009 and filed on July 2, 2009, and incorporated by reference herein.

(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 15, 2009 and filed on March 17, 2009, and incorporated by reference herein.

(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 31, 2009 and filed on April 2, 2009, and incorporated by reference herein.

(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 9, 2009 and filed on October 13, 2009, and incorporated by reference herein.

(24)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 28, 2009 and filed on November 2, 2009, and incorporated by reference herein.

(25)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated September 24, 2010 and filed on September 27, 2010, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2011

Marlin Business Services Corp.

By:	/s/ Daniel P. Dyer
Daniel P. Dyer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Daniel P. Dyer Daniel P. Dyer	Chief Executive Officer and President (Principal Executive Officer)	March 16, 2011

By:	/s/ Lynne C. Wilson Lynne C. Wilson	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

By:	/s/ Kevin J. McGinty Kevin J. McGinty	Chairman of the Board of Directors	March 16, 2011

By:	/s/ John J. Calamari John J. Calamari	Director	March 16, 2011

By:	/s/ Lawrence J. DeAngelo Lawrence J. DeAngelo	Director	March 16, 2011

By:	/s/ Edward Grzedzinski Edward Grzedzinski	Director	March 16, 2011

By:	/s/ Matthew J. Sullivan Matthew J. Sullivan	Director	March 16, 2011

By:	/s/ J. Christopher Teets J. Christopher Teets	Director	March 16, 2011

By:	/s/ James W. Wert James W. Wert	Director	March 16, 2011