Form 10-Q
period 2011-03-31
MARLIN BUSINESS SERVICES CORP
filed 2011-05-06
CIK 1260968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
At April 29, 2011, 13,015,835 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2011

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
	(Dollars in thousands, except per-
	share data)
ASSETS
Cash and due from banks	$982	$2,557
Interest-earning deposits with banks	39,082	34,469

Total cash and cash equivalents	40,064	37,026
Restricted interest-earning deposits with banks (includes $46.3 million and $44.7 million at March 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities (“VIEs”))	51,212	47,107
Securities available for sale (amortized cost of $1.7 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively)	1,682	1,534
Net investment in leases and loans (includes $130.9 million and $154.1 million at March 31, 2011 and December 31, 2010, respectively, related to consolidated VIEs)	348,019	351,569
Property and equipment, net	2,261	2,180
Property tax receivables	4,074	197
Other assets	26,955	28,449

Total assets	$474,267	$468,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term borrowings (includes $106.9 million and $128.2 million at March 31, 2011 and December 31, 2010, respectively, related to consolidated VIEs)	178,323	178,650
Deposits	95,731	92,919
Other liabilities:
Sales and property taxes payable	5,268	1,978
Accounts payable and accrued expenses	8,128	8,019
Net deferred income tax liability	25,449	26,493

Total liabilities	312,899	308,059

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 13,021,761 and 12,864,665 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	130	129
Additional paid-in capital	87,565	86,987
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(100)	(132)
Retained earnings	73,775	73,021

Total stockholders’ equity	161,368	160,003

Total liabilities and stockholders’ equity	$474,267	$468,062

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per-
	share data)

Interest income	$10,900	$12,829
Fee income	3,132	3,816

Interest and fee income	14,032	16,645
Interest expense	3,292	4,658

Net interest and fee income	10,740	11,987
Provision for credit losses	1,179	3,123

Net interest and fee income after provision for credit losses	9,561	8,864

Other income:
Insurance income	977	1,158
Loss on derivatives	(5)	(94)
Other income	282	288

Other income	1,254	1,352

Other expense:
Salaries and benefits	5,937	5,124
General and administrative	3,471	3,046
Financing related costs	189	147

Other expense	9,597	8,317

Income before income taxes	1,218	1,899
Income tax expense	464	662

Net income	$754	$1,237

Basic earnings per share	$0.06	$0.10
Diluted earnings per share	$0.06	$0.10

Weighted average shares used in computing basic earnings per share	12,927,477	12,778,463
Weighted average shares used in computing diluted earnings per share	13,005,882	12,833,643
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
		Common	Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)
Balance, December 31, 2009	12,778,935	$128	$84,674	$(3)	$(267)	$67,353	$151,885
Issuance of common stock	21,398	—	172	—	—	—	172
Repurchase of common stock	(80,925)	(1)	(771)	—	—	—	(772)
Exercise of stock options	35,864	1	161	—	—	—	162
Tax benefit on stock options exercised	—	—	72	—	—	—	72
Stock option compensation recognized	—	—	194	—	—	—	194
Payment of receivables	—	—	—	1	—	—	1
Restricted stock grant	109,393	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	2,486	—	—	—	2,486
Net change related to derivatives, net of tax	—	—	—	—	138	—	138
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	5,668	5,668

Balance, December 31, 2010	12,864,665	$129	$86,987	$(2)	$(132)	$73,021	$160,003
Repurchase of common stock	(72,789)	(1)	(815)	—	—	—	(816)
Stock option compensation recognized	—	—	24	—	—	—	24
Restricted stock grant	229,885	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	1,371	—	—	—	1,371
Net change related to derivatives, net of tax	—	—	—	—	35	—	35
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	754	754

Balance, March 31, 2011	13,021,761	$130	$87,565	$(2)	$(100)	$73,775	$161,368

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$754	$1,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	641	706
Stock-based compensation	1,119	1,333
Excess tax benefits from stock-based payment arrangements	—	(56)
Amortization of deferred net loss on cash flow hedge derivatives	58	42
Change in fair value of derivatives	5	(1,121)
Provision for credit losses	1,179	3,123
Net deferred income taxes	(790)	(1,848)
Amortization of deferred initial direct costs and fees	1,334	2,057
Deferred initial direct costs and fees	(1,189)	(670)
Loss on equipment disposed	756	596
Effect of changes in other operating items:
Other assets	(2,776)	551
Other liabilities	3,394	3,240

Net cash provided by operating activities	4,485	9,190

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(47,034)	(23,656)
Principal collections on leases and loans	47,845	58,691
Security deposits collected, net of refunds	(555)	(823)
Proceeds from the sale of equipment	1,214	1,087
Acquisitions of property and equipment	(315)	(128)
Change in restricted interest-earning deposits with banks	(4,105)	(2,121)
Purchases of securities available for sale	(152)	—

Net cash provided by (used in) investing activities	(3,102)	33,050

Cash flows from financing activities:
Issuances of common stock	—	1
Repurchases of common stock	(816)	(485)
Exercise of stock options	—	113
Excess tax benefits from stock-based payment arrangements	—	56
Debt issuance costs	(14)	(943)
Term securitization advances	—	68,169
Term securitization repayments	(21,282)	(45,768)
Warehouse and bank facility advances	28,730	4,425
Warehouse and bank facility repayments	(7,775)	(65,378)
Increase in deposits	2,812	4,847

Net cash provided by (used in) financing activities	1,655	(34,963)

Net increase in total cash and cash equivalents	3,038	7,277
Total cash and cash equivalents, beginning of period	37,026	37,057

Total cash and cash equivalents, end of period	$40,064	$44,334

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$2,745	$4,246
Cash paid for income taxes, net of refunds received	$184	$(3,051)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Organization
Description
Through its principal operating subsidiary, Marlin Leasing Corporation, Marlin Business Services Corp. provides equipment leasing solutions nationwide, primarily to small and mid-sized businesses in a segment of the equipment leasing market commonly referred to in the industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers, including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. Effective March 12, 2008, the Company opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB currently provides diversification of the Company’s funding sources through the issuance of certificates of deposit. Marlin Business Services Corp. is managed as a single business segment. Marlin Business Services Corp. is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act.
References to the “Company,” “Marlin,” “Registrant,” “we,” “us” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2011 and the results of operations for the three-month periods ended March 31, 2011 and 2010, and cash flows for the three-month periods ended March 31, 2011 and 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011. The consolidated results of operations for the three-month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results for the respective full years or any other period. All intercompany accounts and transactions have been eliminated in consolidation.
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
At this time, the Company has not elected to report any assets or liabilities using the fair value option available under the Financial Instruments Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).
Interest income. Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on each lease. Generally, when a lease or loan is 90 days or more delinquent, the contract is classified as non-accrual, and we do not recognize interest income on that contract until it is less than 90 days delinquent.
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
Insurance income. Insurance income is recognized on an accrual basis as earned over the term of each lease. Generally, insurance payments that are 120 days or more past due are charged against income. Ceding commissions, losses and loss adjustment expenses are recorded in the period incurred and netted against insurance income.
Other income. Other income includes various administrative transaction fees, fees received from lease syndications and gains on sales of leases.
Securities available for sale. Securities available for sale consist of mutual funds. Securities available for sale are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 1 (as defined in Note 9, Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments), since prices are obtained from quoted prices in an active market. Unrealized holding gains or losses, net of related deferred income taxes, are reported in accumulated other comprehensive income.
Initial direct costs and fees. We defer initial direct costs incurred and fees received to originate our leases and loans in accordance with the Receivables Topic and the Nonrefundable Fees and Other Costs Subtopic of the FASB ASC. The initial direct costs and fees we defer are part of the net investment in leases and loans and are amortized to interest income using the effective interest method. We defer third-party commission costs, as well as certain internal costs directly related to the origination activity. Costs subject to deferral include evaluating each prospective customer’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating terms, preparing and processing documents and closing each transaction. The fees we defer are documentation fees collected at inception. The realization of the initial direct costs, net of fees deferred, is predicated on the net future cash flows generated by our lease and loan portfolios.
Net Investment in Leases and Loans. The Company uses the direct financing method of accounting to record its direct financing leases and related interest income. At the inception of a lease, the Company records as an asset the aggregate future minimum lease payments receivable, plus the estimated residual value of the leased equipment, less unearned lease income. Residual values generally reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment. Estimates are based on industry data and management’s experience.
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
At the end of an original lease term, lessees may choose to purchase the equipment, renew the lease or return the equipment to the Company. The Company receives income from lease renewals when a lessee elects to retain the equipment longer than the original term of the lease. This income, net of appropriate periodic reductions in the estimated residual values of the related equipment, is included in fee income as net residual income.
When a lessee elects to return equipment at lease termination, the equipment is transferred to other assets at the lower of its basis or fair market value. The Company generally sells returned equipment to independent third parties, rather than leasing the equipment a second time. The Company does not maintain equipment in other assets for longer than 120 days. Any loss recognized on transferring equipment to other assets and any gain or loss realized on the sale or disposal of equipment to a lessee or to others are included in fee income as net residual income.
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

Allowance for credit losses. In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross-section of variables, including industry, geography, equipment type, obligor and vendor.
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
In connection with the Company’s discussions with the Federal Reserve Bank relating to the Company’s allowance for credit losses (the “Allowance”), the Company received a letter dated April 28, 2011 from the Federal Reserve Bank of Philadelphia stating that the Company should continue to operate under its current methodology for determining the Allowance, and that the appropriateness and reasonableness of the overall level of the Allowance, as well as the adequacy of the documentation and controls maintained by the Company’s management to support the appropriateness of the Allowance, will be reviewed again by the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions during their next regularly scheduled commercial bank examination of Marlin Business Bank.
Securitizations. In connection with each of its term note securitization transactions, the Company established a bankruptcy remote special-purpose subsidiary (“SPE”) and issued term debt to institutional investors. These SPEs are each considered VIEs under U.S. GAAP. The Company is required to consolidate VIEs in which it is deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company continues to service the assets of its VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.
Common stock and equity. On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, the Company is authorized to repurchase its common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par charged against any available additional paid-in capital.
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
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from the different treatment of items, such as leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the Consolidated Balance Sheets. Management then assesses the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent management believes recovery is not likely, a valuation allowance is established. To the extent that we establish a valuation allowance in a period, an expense is recorded within the tax provision in the Consolidated Statements of Operations.
In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At March 31, 2011, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.
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
Earnings per share. Pursuant to the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share (“EPS”) using the two-class method.
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

NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Minimum lease payments receivable	$387,132	$389,247
Estimated residual value of equipment	36,070	37,320
Unearned lease income, net of initial direct costs and fees deferred	(64,617)	(63,355)
Security deposits	(4,470)	(5,026)
Loans, including unamortized deferred fees and costs	791	1,101
Allowance for credit losses	(6,887)	(7,718)

	$348,019	$351,569

At March 31, 2011, a total of $233.9 million of minimum lease payments receivable are assigned as collateral for borrowings, including the amounts related to consolidated VIEs.
Initial direct costs net of fees deferred were $6.6 million and $6.8 million as of March 31, 2011 and December 31, 2010, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At March 31, 2011 and December 31, 2010, $29.6 million and $30.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.
Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of March 31, 2011:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)

Period Ending December 31,
2011	$138,788	$27,266
2012	125,754	21,443
2013	70,869	10,383
2014	33,522	4,286
2015	16,644	1,195
Thereafter	1,555	44

	$387,132	$64,617

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of March 31, 2011 and December 31, 2010, the Company maintained total finance receivables which were on a non-accrual basis of $1.4 million and $2.0 million, respectively. As of March 31, 2011 and December 31, 2010, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $1.9 million and $2.2 million, respectively. (See Note 4 for additional asset quality information.)

NOTE 4 — Allowance for Credit Losses
In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.
The chart which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$7,718	$12,193

Charge-offs	(2,628)	(5,926)
Recoveries	618	863

Net charge-offs	(2,010)	(5,063)

Provision for credit losses	1,179	3,123

Allowance for credit losses, end of period(1)	$6,887	$10,253

Annualized net charge-offs to average total finance receivables (2)	2.30%	4.70%

Allowance for credit losses to total finance receivables, end of period (2)	1.98%	2.50%

Average total finance receivables (2)	$349,203	$431,176
Total finance receivables, end of period (2)	$348,290	$409,637

Delinquencies greater than 60 days past due	$2,914	$6,288
Delinquencies greater than 60 days past due (3)	0.75%	1.39%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	236.34%	163.06%

Non-accrual leases and loans, end of period	$1,407	$3,399
Renegotiated leases and loans, end of period	$1,861	$3,790

(1)	The allowance for credit losses allocated to loans at March 31, 2011, March 31, 2010 and December 31, 2010, was $0.1 million, $0.3 million and $0.1 million, respectively.

(2)
Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

(3)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans.
Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At March 31, 2011, March 31, 2010 and December 31, 2010, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended March 31, 2011 were $2.0 million, or 2.30% of average total finance receivables, compared to $2.4 million, or 2.66% of average total finance receivables, for the three-month period ended December 31, 2010. The decrease in net charge-offs during the three-month period ended March 31, 2011 compared to recent previous periods is primarily due to improving delinquency migrations and lower portfolio balances. Our key credit quality indicator is delinquency status.
In connection with the Company’s discussions with the Federal Reserve Bank relating to the Company’s allowance for credit losses (the “Allowance”), the Company received a letter dated April 28, 2011 from the Federal Reserve Bank of Philadelphia stating that the Company should continue to operate under its current methodology for determining the Allowance, and that the appropriateness and reasonableness of the overall level of the Allowance, as well as the adequacy of the documentation and controls maintained by the Company’s management to support the appropriateness of the Allowance, will be reviewed again by the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions during their next regularly scheduled commercial bank examination of Marlin Business Bank.
NOTE 5 — Other Assets
Other assets are comprised of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Accrued fees receivable	$2,005	$2,250
Deferred transaction costs	2,091	2,420
Prepaid expenses	1,660	1,674
Income taxes receivable	19,609	20,711
Other	1,590	1,394

	$26,955	$28,449

NOTE 6 — Commitments and Contingencies
The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 7 — Short-term and Long-term Borrowings
Borrowings with an original maturity of less than one year are classified as short-term borrowings. MBB’s federal funds purchased are classified as short-term borrowings. Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations and long-term loan facilities are classified as long-term borrowings.
Scheduled principal and interest payments on outstanding borrowings as of March 31, 2011 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)

Period Ending December 31,
2011	$58,648	$5,838
2012	107,347	4,275
2013	9,325	348
2014	1,800	128
2015	1,086	43
Thereafter	117	1

Total	$178,323	$10,633

(1)	Interest on variable-rate long-term loan facilities is assumed at the March 31, 2011 rate for the remaining term.

NOTE 8 — Deposits
Effective March 12, 2008, the Company opened MBB. MBB currently provides diversification of the Company’s funding sources primarily through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships and through FDIC-insured retail deposits directly from other financial institutions. As of March 31, 2011, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in
thousands)

Period Ending December 31,
2011	$22,754
2012	32,881
2013	23,537
2014	9,302
2015	7,257

Total	$95,731

All time deposits are in denominations of less than $250,000 and all are fully insured by the FDIC. The weighted average all-in interest rate of deposits outstanding at March 31, 2011 was 2.50%.

NOTE 9 — Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments
The Fair Value Measurements and Disclosures Topic of the FASB ASC establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. Its provisions do not apply to fair value measurements for purposes of lease classification and measurement, which is addressed in the Leases Topic of the FASB ASC.
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
All of the Company’s derivatives are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 2. The fair value of securities available for sale is computed using fair value measurements classified as Level 1, since prices are obtained from quoted prices in an active market. The Company’s balances measured at fair value on a recurring basis include the following as of March 31, 2011:

	March 31, 2011		December 31, 2010
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)

Assets
Securities available for sale	$1,682	$—	$1,534	$—
Interest-rate caps purchased	—	48	—	14
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
The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Assets
Cash and cash equivalents	$40,064	$40,064	$37,026	$37,026
Restricted interest-earning deposits with banks	51,212	51,212	47,107	47,107
Securities available for sale	1,682	1,682	1,534	1,534
Loans	764	762	1,040	1,025
Interest-rate caps purchased	48	48	14	14

Liabilities
Long-term borrowings	178,323	180,009	178,650	183,088
Deposits	95,731	96,991	92,919	94,602
Accounts payable and accrued expenses (1)	13,396	13,396	9,997	9,997

(1)	Includes sales and property taxes payable.
The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.
(a) Cash and Cash Equivalents
The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of March 31, 2011 and December 31, 2010, because they bear interest at market rates and have maturities of less than 90 days.
(b) Restricted Interest-Earning Deposits with Banks
The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at March 31, 2011 and December 31, 2010.
(c) Securities Available for Sale
The fair value of securities available for sale is recorded using prices obtained from quoted prices in an active market.
(d) Loans
The fair value of loans is estimated by discounting contractual cash flows, using interest rates currently being offered by the Company for loans with similar terms and remaining maturities to borrowers with similar credit risk characteristics. Estimates utilized were based on the original credit status of the borrowers combined with the portfolio delinquency statistics.

(e) Long-Term Borrowings
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
(g) Accounts Payable and Accrued Expenses
The carrying amount of the Company’s accounts payable and accrued expenses approximates fair value as of March 31, 2011 and December 31, 2010, because of the relatively short timeframe to realization.
(h) Interest-Rate Caps
Interest-rate caps are measured at fair value on a recurring basis in accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, using the inputs and methods described previously in the first section of this Note 9.

NOTE 10 — Earnings Per Common Share
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
The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except
	per-share data)

Net income	$754	$1,237

Weighted average common shares outstanding	11,934,525	11,807,733
Add: Unvested restricted stock awards considered participating securities	992,952	970,730

Adjusted weighted average common shares used in computing basic EPS	12,927,477	12,778,463
Add: Effect of dilutive stock options	78,405	55,180

Adjusted weighted average common shares used in computing diluted EPS	13,005,882	12,833,643

Net earnings per common share:
Basic	$0.06	$0.10

Diluted	$0.06	$0.10

For the three-month periods ended March 31, 2011 and March 31, 2010, options to purchase 342,502 and 564,780 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 11 — Comprehensive Income
The following table details the components of comprehensive income:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)

Net income	$754	$1,237

Other comprehensive income:
Change in fair value of securities available for sale	(4)	—
Amortization of net deferred losses on cash flow hedge derivatives	58	42
Tax effect	(22)	(17)

Total other comprehensive income	32	25

Comprehensive income	$786	$1,262

NOTE 12 — Stockholders’ Equity
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
The Company purchased 15,594 shares of its common stock at an average cost of $11.34 per share during the three-month period ended March 31, 2011. The Company did not purchase any shares of its common stock on the open market during the three-month period ended March 31, 2010. At March 31, 2011, the Company had $10.3 million remaining in its stock repurchase plan authorized by the Board of Directors.
In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 57,195 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended March 31, 2011, at an average cost of $11.18 per share. There were 54,600 shares repurchased to cover income tax withholding during the three-month period ended March 31, 2010, at an average cost of $8.88 per share.
Regulatory Capital Requirements
On March 20, 2007, the FDIC approved the application of MBB to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base.
On December 31, 2008, MBB received approval from the Federal Reserve Bank of San Francisco to (i) convert from an industrial bank to a state-chartered commercial bank and (ii) become a member of the Federal Reserve System. In addition, on December 31, 2008, Marlin Business Services Corp. received approval from the Federal Reserve Bank of Philadelphia to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank. On January 13, 2009, pursuant to the December 31, 2008 approval from the Federal Reserve Bank of San Francisco, MBB converted from an industrial bank to a commercial bank chartered in the state of Utah and supervised by the State of Utah and the Federal Reserve Board. In connection with MBB’s conversion to a commercial bank and pursuant to the December 31, 2008 approval from the Federal Reserve Bank of Philadelphia, on January 13, 2009 Marlin Business Services Corp. became a bank holding company, and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Board. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan (as required by the original FDIC order issued on March 20, 2007 (the “FDIC Order”)), which assumed total assets of up to $128 million by March 12, 2011 (when its three-year de novo period expired). In March 2011, following the expiration of the de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth.

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
MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at March 31, 2011 was $46.5 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At March 31, 2011, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at March 31, 2011.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)

Tier 1 Leverage Capital
Marlin Business Services Corp.	34.30%	$161,468	4%	$18,830	5%		$23,537
Marlin Business Bank	36.59%	$46,467	5%	$6,349	5%		$6,349

Tier 1 Risk-based Capital
Marlin Business Services Corp.	39.88%	$161,468	4%	$16,195	6%		$24,293
Marlin Business Bank	35.18%	$46,467	6%	$7,924	6%		$7,924

Total Risk-based Capital
Marlin Business Services Corp.	41.14%	$166,552	8%	$32,391	10%		$40,488
Marlin Business Bank	36.35%	$48,008	15%	$19,811	10	% (1)	$13,207

(1)	MBB is required to maintain “well-capitalized” status. In addition, MBB must maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Order.
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
Pursuant to the FDIC Order, MBB must keep its total risk-based capital ratio above 15%. MBB’s equity balance at March 31, 2011 was $46.5 million, which qualifies for “well capitalized” status.
Dividends. The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. Additionally, pursuant to the FDIC Order, MBB was not permitted to pay dividends during its first three years of operations without the prior written approval of the FDIC and the State of Utah (such initial three-year period ended on March 12, 2011).
NOTE 13 — Stock-Based Compensation
Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 3,300,000. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 244,270 shares available for future grants under the 2003 Plan as of March 31, 2011.
Total stock-based compensation expense was $1.1 million and $1.3 million for the three-month periods ended March 31, 2011 and March 31, 2010, respectively. There were no excess tax benefits from stock-based payment arrangements for the three-month period ended March 31, 2011. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.1 million for the three-month period ended March 31, 2010.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of March 31, 2011. There were no revisions to performance assumptions during the three-month periods ended March 31, 2011 and March 31, 2010.
The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
There were no stock options granted during the three-month period ended March 31, 2011 and no stock options granted during the three-month period ended March 31, 2010.
During the three-month periods ended March 31, 2011 and March 31, 2010, the Company recognized total compensation expense related to options of $0.1 million and $0.1 million, respectively.
There were no stock options exercised, forfeited or expired during the three-month period ended March 31, 2011. The total pretax intrinsic value of stock options exercised was $0.1 million for the three-month period ended March 31, 2010. The related tax benefit realized from the exercise of stock options for the three-month period ended March 31, 2010 was $0.1 million.

The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2011:

Options Outstanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$3.39	85,925	1.0	$3.39	$769	85,925	1.0	$3.39	$769
$7.17 – 10.18	354,528	3.0	9.43	1,032	214,778	2.5	9.40	630
$12.08 – 12.41	145,612	6.1	12.40	1	—	n/a	n/a	n/a
$14.00 – 16.01	39,984	2.8	14.33	—	37,253	2.7	14.33	—
$19.78 – 21.50	22,104	2.2	20.80	—	22,104	2.1	20.80	—

	648,153	3.4	9.99	$1,802	360,060	2.1	9.18	$1,399

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.34 as of March 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.
As of March 31, 2011, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 1.5 years, based on the most probable performance assumptions as of March 31, 2011. In the event maximum performance targets are achieved, an additional $0.4 million of compensation cost would be recognized over a weighted average period of 0.9 years.
Restricted Stock Awards
Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The vesting period for restricted stock awards generally ranges from three to 10 years, though certain awards for special projects may vest in as little as one year depending on the duration of the project. All awards issued contain service conditions based on the participant’s continued service with the Company and may provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
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
Of the total restricted stock awards granted during the three-month period ended March 31, 2011, 194,610 shares may be subject to accelerated vesting based on performance factors; no shares have vesting contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of March 31, 2011. There were no revisions to performance assumptions for the three-month periods ended March 31, 2011 and March 31, 2010, although vesting was accelerated in 2011 on certain awards based on an annual evaluation of the achievement of performance criteria, as described below.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the three months ended March 31, 2011:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2010	954,029	$7.90
Granted	231,535	11.03
Vested	(173,818)	7.16
Forfeited	(1,650)	9.58

Outstanding at March 31, 2011	1,010,096	8.74

During the three-month periods ended March 31, 2011 and March 31, 2010, the Company granted restricted stock awards with grant date fair values totaling $2.6 million and $0.6 million, respectively.
As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $1.1 million and $1.3 million of compensation expense related to restricted stock for the three-month periods ended March 31, 2011 and March 31, 2010, respectively. Of the $1.1 million total compensation expense related to restricted stock for the three-month period ended March 31, 2011, approximately $0.7 million related to the acceleration of vesting based on an annual evaluation of the achievement of certain performance criteria.
As of March 31, 2011, there was $5.7 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.5 years, based on the most probable performance assumptions as of March 31, 2011. In the event performance targets are achieved, $2.6 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.6 years. In addition, certain of the awards granted may result in the issuance of 158,232 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.
The fair value of shares that vested during the three-month periods ended March 31, 2011 and March 31, 2010 was $1.9 million and $1.5 million, respectively.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Form 10-K for the year ended December 31, 2010 filed with the SEC. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.
FORWARD-LOOKING STATEMENTS
Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges; (e) our understanding of our competition; and (f) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:
•	availability, terms and deployment of funding and capital;
•	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;
•	the degree and nature of our competition;
•	availability and retention of qualified personnel;
•	general volatility of the securitization and capital markets; and
•	the factors set forth in the section captioned “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2010 filed with the SEC.
Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.
Overview
We are a nationwide provider of equipment financing solutions, primarily to small businesses. We finance over 100 categories of commercial equipment important to our end user customers including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a much lesser extent, through direct solicitation of our end user customers and through relationships with select lease brokers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2011, our lease portfolio consisted of approximately 70,000 accounts with an average original term of 50 months and average original transaction size of approximately $11,400.
Since our founding in 1997, we have grown to $474.3 million in total assets at March 31, 2011. Our assets are substantially comprised of our net investment in leases and loans which totaled $348.0 million at March 31, 2011.
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

	Three Months
	Ended
	March 31,	As of or For the Year Ended December 31,
	2011	2010	2009	2008	2007	2006
Number of sales account executives	94	87	38	86	118	100
Number of originating sources(1)	740	604	465	1,014	1,246	1,295

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended March 31, 2011, our annualized net credit losses were 2.30% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.
Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 66% of our lease portfolio at March 31, 2011 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity securities. Our variable-rate borrowing currently consists of long-term loan facilities. We have traditionally issued fixed-rate term debt through the asset-backed securitization market. Historically, leases were funded through variable-rate warehouse facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of March 31, 2011, $106.9 million, or 59.9%, of our borrowings were fixed-rate term note securitizations.
In addition, since its opening on March 12, 2008, MBB has provided diversification of the Company’s funding sources through the issuance of FDIC-insured certificates of deposit raised nationally primarily through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of March 31, 2011, total MBB deposits were $95.7 million.
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

On February 12, 2010, we completed an $80.7 million TALF-eligible term asset-backed securitization. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provided the Company with fixed-cost borrowing and is recorded in long-term borrowings in the Consolidated Balance Sheets. A portion of the proceeds of the new securitization was used to repay the full amount outstanding under the Company’s commercial paper (“CP”) conduit warehouse facility.
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
From time to time we may use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active interest-rate swap agreements at March 31, 2011.
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
We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross-section of variables including industry, geography, equipment type, obligor and vendor. We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis, historic delinquencies and charge-offs, historic bankruptcies, historic performance of restructured accounts and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic conditions and trends or business practices at the reporting date that are different from the periods used in the quantitative analysis. Adjustments due to such qualitative factors increased the allowance for credit losses by approximately $0.2 million at March 31, 2011 and December 31, 2010.
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
In connection with the Company’s discussions with the Federal Reserve Bank relating to the Company’s allowance for credit losses (the “Allowance”), the Company received a letter dated April 28, 2011 from the Federal Reserve Bank of Philadelphia stating that the Company should continue to operate under its current methodology for determining the Allowance, and that the appropriateness and reasonableness of the overall level of the Allowance, as well as the adequacy of the documentation and controls maintained by the Company’s management to support the appropriateness of the Allowance, will be reviewed again by the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions during their next regularly scheduled commercial bank examination of Marlin Business Bank.
Securitizations. In connection with our securitization transactions, we established bankruptcy remote SPEs and issued term debt to institutional investors. These SPEs are each considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.
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
At March 31, 2011, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended March 31, 2011 and March 31, 2010
Net income. Net income of $0.8 million was reported for the three-month period ended March 31, 2011, resulting in diluted earnings per share of $0.06, compared to net income of $1.2 million and diluted earnings per share of $0.10 for the three-month period ended March 31, 2010.
Return on average assets was 0.65% for the three-month period ended March 31, 2011, compared to 0.90% for the three-month period ended March 31, 2010. Return on average equity was 1.88% for the three-month period ended March 31, 2011, compared to 3.31% for the three-month period ended March 31, 2010.
Overall, our average net investment in total finance receivables for the three-month period ended March 31, 2011 decreased 19.0% to $349.2 million, compared to $431.2 million for the three-month period ended March 31, 2010. We continue to assess and adjust our credit underwriting guidelines in response to economic conditions, and we have begun rebuilding the sales organization to increase originations.
During the three months ended March 31, 2011, we generated 3,984 new leases with a cost of $47.0 million, compared to 2,476 new leases with a cost of $23.6 million generated for the three months ended March 31, 2010. Much of the change in volume is the result of increasing sales staffing levels from 53 sales account executives at March 31, 2010 to 94 sales account executives at March 31, 2011. Approval rates also rose from 46% for the quarter ended March 31, 2010 to 56% for the quarter ended March 31, 2011 due to the improved credit quality of the applications received and adjustments made to credit policy in light of the improved economic conditions.
The provision for credit losses decreased $1.9 million, or 61.3%, to $1.2 million for the three-month period ended March 31, 2011 from $3.1 million for the same period in 2010, primarily due to lower charge-offs, improved delinquencies and a reduced portfolio size. For the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010, net interest and fee income decreased $1.3 million, or 10.8%, primarily due to a 19.0% decrease in average total finance receivables. Other expenses increased $1.3 million, or 15.7%, for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010, primarily due to increased salaries and benefits expense related to increased sales staffing levels.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2011 and March 31, 2010.

	Three Months Ended March 31,
	2011			2010
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$35,269	$12	0.13%	$35,278	$4	0.04%
Restricted interest-earning deposits with banks	48,410	11	0.09	63,047	12	0.08
Securities available for sale	1,610	13	3.27	—	—	—
Net investment in leases(3)	348,276	10,848	12.46	427,416	12,696	11.88
Loans receivable(3)	927	16	7.07	3,759	117	12.45

Total interest-earning assets	434,492	10,900	10.04	529,500	12,829	9.69

Non-interest-earning assets:
Cash and due from banks	2,586			1,836
Property and equipment, net	2,134			2,363
Property tax receivables	761			1,481
Other assets(4)	27,326			6,615

Total non-interest-earning assets	32,807			12,295

Total assets	$467,299			$541,795

Interest-bearing liabilities:
Short-term borrowings(5)	$—	$—	—%	$28,854	$325	4.51%
Long-term borrowings(5)	176,074	2,710	6.16	255,611	3,705	5.80
Deposits	93,352	582	2.49	81,363	628	3.09

Total interest-bearing liabilities	269,426	3,292	4.89	365,828	4,658	5.09

Non-interest-bearing liabilities:
Fair value of derivatives	—			1,796
Sales and property taxes payable	2,045			3,769
Accounts payable and accrued expenses	8,606			5,120
Net deferred income tax liability	26,534			15,950

Total non-interest-bearing liabilities	37,185			26,635

Total liabilities	306,611			392,463

Stockholders’ equity	160,688			149,332

Total liabilities and stockholders’ equity	$467,299			$541,795

Net interest income		$7,608			$8,171
Interest rate spread(6)			5.15%			4.60%
Net interest margin(7)			7.00%			6.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			161.27%			144.74%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

(3)
Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

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

	Three Months Ended March 31, 2011 Compared To
	Three Months Ended March 31, 2010
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$—	$8	$8
Restricted interest-earning deposits with banks	(3)	2	(1)
Securities available for sale	13	—	13
Net investment in leases	(2,441)	593	(1,848)
Loans receivable	(64)	(37)	(101)
Total interest income	(2,370)	441	(1,929)

Interest expense:
Short-term borrowings	(163)	(162)	(325)
Long-term borrowings	(1,212)	217	(995)
Deposits	85	(131)	(46)
Total interest expense	(1,184)	(182)	(1,366)

Net interest income	(1,579)	1,016	(563)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the three-month periods ended March 31, 2011 and March 31, 2010.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Interest income	$10,900	$12,829
Fee income	3,132	3,816

Interest and fee income	14,032	16,645
Interest expense	3,292	4,658

Net interest and fee income	10,740	11,987

Average total finance receivables(1)	$349,203	$431,176

Percent of average total finance receivables:
Interest income	12.48%	11.90%
Fee income	3.59	3.54

Interest and fee income	16.07	15.44
Interest expense	3.77	4.32

Net interest and fee margin	12.30%	11.12%

(1)
Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $1.3 million, or 10.8%, to $10.7 million for the three months ended March 31, 2011 from $12.0 million for the three months ended March 31, 2010. The annualized net interest and fee margin increased 118 basis points to 12.30% in the three-month period ended March 31, 2011 from 11.12% for the same period in 2010.
Interest income, net of amortized initial direct costs and fees, decreased $1.9 million, or 14.8%, to $10.9 million for the three-month period ended March 31, 2011 from $12.8 million for the three-month period ended March 31, 2010. The decrease in interest income was due principally to a 19.0% decrease in average total finance receivables, which decreased $82.0 million to $349.2 million at March 31, 2011 from $431.2 million at March 31, 2010, partially offset by an increase in average yield of 58 basis points. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. The average yield on the portfolio increased, primarily due to continued higher yields on the new leases compared to the yields on the leases repaying. However, the weighted average implicit interest rate on new finance receivables originated decreased 193 basis points to 13.39% for the three-month period ended March 31, 2011, compared to 15.32% for the three-month period ended March 31, 2010, primarily due to a change in mix of new origination types. This change is due to the mix of origination channels beginning to migrate to historical percentages as the Company continues to rebuild the sales force and grow volume.
Fee income decreased $0.7 million, or 18.4%, to $3.1 million for the three-month period ended March 31, 2011 from $3.8 million for the three-month period ended March 31, 2010. Fee income included approximately $1.2 million of net residual income for the three-month period ended March 31, 2011 and $1.3 million for the three-month period ended March 31, 2010. Fee income also included approximately $1.7 million in late fee income for the three-month period ended March 31, 2011, which decreased 22.7% from $2.2 million for the three-month period ended March 31, 2010. The decrease in late fee income was primarily due to the decrease in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, increased 5 basis points to 3.59% for the three-month period ended March 31, 2011 from 3.54% for the same period in 2010. Late fees remained the largest component of fee income at 1.96% as a percentage of average total finance receivables for the three-month period ended March 31, 2011, compared to 2.04% for the three-month period ended March 31, 2010. As a percentage of average total finance receivables, net residual income was 1.39% for the three-month period ended March 31, 2011, compared to 1.23% for the three-month period ended March 31, 2010.
Interest expense decreased $1.4 million to $3.3 million for the three-month period ended March 31, 2011 from $4.7 million for the three-month period ended March 31, 2010. The decrease was primarily due to lower average total finance receivables in combination with a shift in our funding mix toward lower-cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 55 basis points to 3.77% for the three-month period ended March 31, 2011, from 4.32% for the same period in 2010.
The weighted average interest rate, excluding transaction costs, on short-term and long-term borrowings was 5.38% for the quarter ended March 31, 2011, compared to 5.11% for the same period in 2010. The higher interest rate primarily reflects the increased cost of the borrowings. The average balance for our variable-rate debt was $59.1 million for the three months ended March 31, 2011, compared to $48.1 million for the three months ended March 31, 2010. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 5.43% for the quarter ended March 31, 2011, compared to 4.15% for the same period in 2010. For the three months ended March 31, 2011, average term securitization borrowings outstanding were $116.9 million at a weighted average coupon of 5.35%, compared to $236.4 million at a weighted average coupon of 5.30% for the same period in 2010.
The opening of our wholly-owned subsidiary, MBB, on March 12, 2008 provides an additional funding source. FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $0.6 million, or 2.49% as a percentage of weighted average deposits, for the three-month period ended March 31, 2011. The average balance of deposits was $93.4 million for the three-month period ended March 31, 2011. Interest expense on deposits was $0.6 million, or 3.09% as a percentage of weighted average deposits, for the three-month period ended March 31, 2010. The average balance of deposits was $81.4 million for the three-month period ended March 31, 2010.
Insurance income. Insurance income decreased $0.2 million to $1.0 million for the three-month period ended March 31, 2011 from $1.2 million for the three-month period ended March 31, 2010, primarily due to lower billings from lower total finance receivables.
Other income. Other income remained unchanged at $0.3 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010. Other income includes various administrative transaction fees, fees received from lease syndications and gains on sales of leases.
Salaries and benefits expense. Salaries and benefits expense increased $0.8 million, or 15.7%, to $5.9 million for the three months ended March 31, 2011 from $5.1 million for the same period in 2010. Salaries and benefits expense, as a percentage of average total finance receivables, was 6.80% for the three-month period ended March 31, 2011 compared with 4.75% for the same period in 2010. Total personnel increased to 243 at March 31, 2011 from 196 at March 31, 2010, primarily due to increased sales staffing levels, which were 94 sales account executives at March 31, 2011, compared to 53 sales account executives at March 31, 2010.
During the current quarter we increased the number of our sales account executives by 7, from 87 sales account executives at December 31, 2010 to 94 at March 31, 2011. This action continued our plan to rebuild the sales organization to increase originations and match the level of originations to our current funding capacity.
General and administrative expense. General and administrative expense increased $0.5 million, or 16.7%, to $3.5 million for the three months ended March 31, 2011 from $3.0 million for the same period in 2010. General and administrative expense as an annualized percentage of average total finance receivables was 3.98% for the three-month period ended March 31, 2011, compared to 2.83% for the three-month period ended March 31, 2010. Selected major components of general and administrative expense for the three-month period ended March 31, 2011 included $0.7 million of premises and occupancy expense, $0.6 million of audit and tax expense, $0.3 million of data processing expense and $0.1 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended March 31, 2010 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax expense, $0.2 million of data processing expense and $0.1 million of marketing expense.
Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs were $0.2 million for the three-month period ended March 31, 2011 and $0.1 million for the same period in 2010.

Provision for credit losses. The provision for credit losses decreased $1.9 million, or 61.3%, to $1.2 million for the three months ended March 31, 2011 from $3.1 million for the same period in 2010. The decrease in the provision for credit losses was primarily due to lower charge-offs, improved delinquencies and a reduced portfolio size. Net charge-offs were $2.0 million for the three-month period ended March 31, 2011, compared to $5.1 million for the same period in 2010. Net charge-offs as a percentage of average total finance receivables decreased to 2.30% during the three-month period ended March 31, 2011, from 4.70% for the same period in 2010. The allowance for credit losses decreased to approximately $6.9 million at March 31, 2011, a decrease of $0.8 million from $7.7 million at December 31, 2010.
Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”
Provision for income taxes. Income tax expense of $0.5 million was recorded for the three-month period ended March 31, 2011, compared to an expense of $0.7 million for the same period in 2010. The change is primarily attributable to the change in pretax income recorded for the three-month period ended March 31, 2011. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.1% for the three-month period ended March 31, 2011, compared to 34.9% for the three-month period ended March 31, 2010. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.
FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans declined $3.6 million, or 1.0%, to $348.0 million at March 31, 2011 from $351.6 million at December 31, 2010. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we have begun rebuilding our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three-month periods ended March 31, 2011 and March 31, 2010, and the year ended December 31, 2010:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2011	2010	2010
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$7,718	$12,193	$12,193

Charge-offs	(2,628)	(5,926)	(17,095)
Recoveries	618	863	3,182

Net charge-offs	(2,010)	(5,063)	(13,913)

Provision for credit losses	1,179	3,123	9,438

Allowance for credit losses, end of period(1)	$6,887	$10,253	$7,718

Annualized net charge-offs to average total finance receivables (2)	2.30%	4.70%	3.58%

Allowance for credit losses to total finance receivables, end of period (2)	1.98%	2.50%	2.19%

Average total finance receivables (2)	$349,203	$431,176	$389,001
Total finance receivables, end of period (2)	$348,290	$409,637	$352,527

Delinquencies greater than 60 days past due	$2,914	$6,288	$3,504
Delinquencies greater than 60 days past due (3)	0.75%	1.39%	0.90%

Allowance for credit losses to delinquent accounts greater than 60 days past due	236.34%	163.06%	220.26%

Non-accrual leases and loans, end of period	$1,407	$3,399	$1,996
Renegotiated leases and loans, end of period	$1,861	$3,790	$2,221
Accruing leases and loans past due 90 days or more	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$15	$42	$214
Interest income excluded on non-accrual leases and loans(5)	$18	$40	$46

(1)	The allowance for credit losses allocated to loans at March 31, 2011, March 31, 2010 and December 31, 2010, was $0.1 million, $0.3 million and $0.1 million, respectively.

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
Net charge-offs for the three months ended March 31, 2011 were $2.0 million (2.30% of average total finance receivables), compared to $2.4 million (2.66% of average total finance receivables) for the three months ended December 31, 2010 and $5.1 million (4.70% of average total finance receivables) for the three months ended March 31, 2010. Approximately three-fourths of the decrease from the first quarter of 2010 was due to a lower charge-off rate as a percentage of average total finance receivables, and approximately one-fourth of the decrease was related to the impact on the calculation of the decrease in average total finance receivables. The decrease in net charge-offs during the first quarter of 2011 compared to recent prior periods is primarily due to improving delinquency migrations and lower portfolio balances.
Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.75% at March 31, 2011 and 0.90% at December 31, 2010. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.
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
In connection with the Company’s discussions with the Federal Reserve Bank relating to the Company’s allowance for credit losses (the “Allowance”), the Company received a letter dated April 28, 2011 from the Federal Reserve Bank of Philadelphia stating that the Company should continue to operate under its current methodology for determining the Allowance, and that the appropriateness and reasonableness of the overall level of the Allowance, as well as the adequacy of the documentation and controls maintained by the Company’s management to support the appropriateness of the Allowance, will be reviewed again by the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions during their next regularly scheduled commercial bank examination of Marlin Business Bank.
RESIDUAL PERFORMANCE
Our leases offer our end user customers the option to own the purchased equipment at lease expiration. As of March 31, 2011, approximately 66% of our leases were one dollar purchase option leases, 31% were fair market value leases and 3% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of March 31, 2011, there were $36.1 million of residual assets retained on our Consolidated Balance Sheet, of which $29.6 million, or 82.0%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of March 31, 2011 and December 31, 2010, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.
Fee income included approximately $1.2 million and $1.3 million of net residual income for the three-month periods ended March 31, 2011 and March 31, 2010, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.
Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $2.0 million and $1.9 million for the three-month periods ended March 31, 2011 and March 31, 2010. For the three months ended March 31, 2011, net losses on residual values disposed at end of term totaled $0.8 million, compared to net losses of $0.6 million for the three months ended March 31, 2010. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the three-month periods ended March 31, 2011 and March 31, 2010, respectively.

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
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base. From its opening to March 31, 2011, MBB has funded $215.6 million of leases and loans through its initial capitalization of $12 million and its issuance of $170.6 million in FDIC insured deposits at an average borrowing rate of 3.23%.
On December 31, 2008, Marlin Business Services Corp. received approval from the Federal Reserve Bank of Philadelphia to become a bank holding company upon conversion of MBB from an industrial bank to a commercial bank. In January 2009, MBB became a commercial bank and a member of the Federal Reserve System, and Marlin Business Services Corp. became a bank holding company. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan (as required by the FDIC Order), which assumed total assets of up to $128 million by March 12, 2011 (when its three-year de novo period expired). In March 2011, following the expiration of the de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth.
On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of its reinsurance activities conducted through our wholly-owned subsidiary, AssuranceOne, Ltd.
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

On September 24, 2010, the Company’s affiliate, Marlin Leasing Receivables XIII LLC (“MLR XIII”), closed on a $50.0 million three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility. (See Financial Covenants section which follows in this Item 2.)
At March 31, 2011, we have approximately $55.2 million of available borrowing capacity through these facilities in addition to available cash and cash equivalents of $40.1 million. Our debt to equity ratio was 1.70 to 1 at March 31, 2011 and 1.70 to 1 at December 31, 2010.
Net cash used in investing activities was $3.1 million for the three-month period ended March 31, 2011, compared to net cash provided by investing activities of $33.1 million for the three-month period ended March 31, 2010. Investing activities primarily relate to lease payment activity.
Net cash provided by financing activities was $1.7 million for the three-month period ended March 31, 2011, compared to net cash used in financing activities of $35.0 million for the three-month period ended March 31, 2010. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $4.5 million for the three-month period ended March 31, 2011, compared to net cash provided by operating activities of $9.2 million for the three-month period ended March 31, 2010.
We expect cash from operations, additional borrowings on existing and future credit facilities, funds from certificates of deposit through brokers and other financial institutions and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth for the foreseeable future.
Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using advances under our long-term bank facilities and certificates of deposit issued through MBB. Total cash and cash equivalents available as of March 31, 2011 totaled $40.1 million, compared to $37.0 million at December 31, 2010.
Restricted Interest-earning Deposits with Banks. As of March 31, 2011, we also had $51.2 million of cash that was classified as restricted interest-earning deposits with banks, compared to $47.1 million at December 31, 2010. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $178.3 million at March 31, 2011 and $178.7 million at December 31, 2010. Borrowings outstanding under the Company’s short-term and long-term debt consist of the following:

	For the Three Months Ended March 31, 2011				As of March 31, 2011
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Coupon	Outstanding	Coupon	Capacity(1)
	(Doillars in thousands)
Federal funds purchased	$1,600	$—	$—	—%	$—	—%	$1,600
Term note securitizations(2)	—	121,318	116,931	5.35%	106,902	5.29%	—
Long-term loan facilities	125,000	71,421	59,143	5.43%	71,421	5.28%	53,579

	$126,600		$176,074	5.38%	$178,323	5.29%	$55,179

(1)
Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2011, MBB had $8.5 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

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
Federal Reserve Discount Window
In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2011, MBB had $8.5 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.
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

Since our founding through March 31, 2011, we have completed 10 on-balance-sheet term note securitizations of which three remain outstanding. In connection with our securitization transactions, we have transferred leases to our wholly-owned SPEs and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At March 31, 2011 and at December 31, 2010, outstanding term securitizations amounted to $106.9 million and $128.2 million, respectively.
Long-term Loan Facilities
On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75.0 million three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from the Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used as a warehouse facility to fund lease originations. In contrast to previous warehouse facilities, this long-term loan facility does not require annual refinancing. The maturity date of the facility is October 9, 2012. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility.
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
Financial Covenants
Our secured borrowing arrangements contain numerous covenants, restrictions and default provisions that we must comply with in order to obtain funding through the facilities and to avoid an event of default. A change in the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer is an event of default under our long-term loan facilities, unless we hire a replacement acceptable to our lenders within 120 days. A change in the Chief Executive Officer or Chief Operating Officer is also an immediate event of servicer termination under the term note securitization completed in 2006.
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

Some of the critical financial and credit quality covenants under our borrowing arrangements as of March 31, 2011 include:

	Actual(1)	Requirement
Tangible net worth minimum	$161.1 million	$141.5 million
Debt-to-equity ratio maximum	1.61 to 1	10.0 to 1
Maximum servicer senior leverage ratio	1.56 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	2.2 to 1	1.50 to 1
Maximum portfolio delinquency ratio	0.75%	3.50%
Maximum gross charge-off ratio	3.66%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.
As of March 31, 2011, the Company was in compliance with terms of the long-term loan facilities and the term note securitization agreements.
Bank Capital and Regulatory Oversight
On January 13, 2009, in connection with the conversion of MBB from an industrial bank to a commercial bank, we became a bank holding company by order of the Federal Reserve Board and are subject to regulation under the Bank Holding Company Act. All of our subsidiaries may be subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness our election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits us to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through our wholly-owned subsidiary, AssuranceOne, Ltd.
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
At March 31, 2011, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 36.59%, 35.18% and 36.35%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively. At March 31, 2011, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 34.30%, 39.88% and 41.14%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.
Pursuant to the FDIC Order, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s equity balance at March 31, 2011 was $46.5 million, which qualifies for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the FDIC Order, which assumed total assets of up to $128 million by March 12, 2011 (when its three-year de novo period expired). In March 2011, following the expiration of the de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth.
Information on Stock Repurchases
Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Contractual Obligations (excluding Deposits)
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of March 31, 2011 were as follows:

	Contractual Obligations as of March 31, 2011
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2011	$58,648	$5,838	$5	$1,197	$91	$65,779
2012	107,347	4,275	4	1,621	103	113,350
2013	9,325	348	4	789	86	10,552
2014	1,800	128	4	141	21	2,094
2015	1,086	43	—	—	—	1,129
Thereafter	117	1	—	—	—	118

Total	$178,323	$10,633	$17	$3,748	$301	$193,022

(1)	Interest on the variable-rate long-term loan facilities is assumed at the March 31, 2011 rate for the remaining term.
This table excludes time deposits. Deposit maturities are presented in Note 8 to the Company’s Unaudited Condensed Consolidated Financial Statements in Item 1 herein.
MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest borrowings and certificates of deposit that the Company issues periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Most recently, we have also used variable-rate long-term loan facilities to finance our new lease originations. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 7.2% to 40.1% and averaged 20.4%. At March 31, 2011, $71.4 million, or 40.1%, of our borrowings were variable-rate borrowings.

The following table presents the contractually scheduled maturities and the related weighted average interest rates for debt obligations as of March 31, 2011 expected as of and for each year ended through December 31, 2015 and for periods thereafter.

	Scheduled Maturities by Calendar Year
						Total
					2015 &	Carrying
	2011	2012	2013	2014	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$58,648	$35,926	$9,325	$1,800	$1,203	$106,902
Average fixed rate	5.39%	5.14%	4.07%	5.99%	6.27%	5.21%
Variable-rate debt	$—	$71,421	$—	$—	$—	$71,421
Average variable rate	—	5.28%	—	—	—	5.28%
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
For example, the impact of each hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended March 31, 2011 generally would have been to reduce net interest and fee income by approximately $0.4 million based on our average variable-rate borrowings of approximately $35.5 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. However, at March 31, 2011, due to an index floor on certain variable-rate borrowings combined with the current interest rate environment, a 100-basis point increase in the market rates to which the borrowings are indexed would have had no impact on the cost of the borrowing.
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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information

Item 1.	Legal Proceedings
We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material impact on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
During the three-month period ended March 31, 2011, the number of shares of common stock repurchased by Marlin and the average price paid per share is as follows:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Number of	Average Price	Part of a Publicly	that May Yet be
	Shares	Paid Per	Announced Plan or	Purchased Under the
Time Period	Purchased	Share(1)	Program	Plans or Programs
January 1, 2011 to January 31, 2011	—	$—	—	$10,440,013
February 1, 2011 to February 28, 2011	—	$—	—	$10,440,013
March 1, 2011 to March 31, 2011	15,594	$11.34	15,594	$10,263,193

Total for the quarter ended March 31, 2011	15,594	$11.34	15,594	$10,263,193

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
In addition to the repurchases described above, pursuant to the 2003 Equity Plan, participants may have shares withheld to cover income taxes. There were 57,195 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended March 31, 2011, at an average cost of $11.18 per share.

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
Date: May 6, 2011