Form 10-Q
period 2011-06-30
MARLIN BUSINESS SERVICES CORP
filed 2011-08-03
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
Commission file number 000-50448
MARLIN BUSINESS SERVICES CORP.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	38-3686388 (I.R.S. Employer Identification Number)
300 Fellowship Road, Mount Laurel, NJ 08054
(Address of principal executive offices)
(Zip code)
(888) 479-9111
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
At July 26, 2011, 12,827,574 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2011

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
	(Dollars in thousands, except per-
	share data)
ASSETS
Cash and due from banks	$558	$2,557
Interest-earning deposits with banks	51,346	34,469

Total cash and cash equivalents	51,904	37,026
Restricted interest-earning deposits with banks (includes $24.2 million and $44.7 million at June 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities (“VIEs”))	30,910	47,107
Securities available for sale (amortized cost of $1.7 million and $1.5 million at June 30, 2011 and December 31, 2010, respectively)	1,715	1,534
Net investment in leases and loans (includes $94.8 million and $154.1 million at June 30, 2011 and December 31, 2010, respectively, related to consolidated VIEs)	354,525	351,569
Property and equipment, net	2,149	2,180
Property tax receivables	298	197
Other assets	25,747	28,449

Total assets	$467,248	$468,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term borrowings (includes $76.5 million and $128.2 million at June 30, 2011 and December 31, 2010, respectively, related to consolidated VIEs)	143,794	178,650
Deposits	124,522	92,919
Other liabilities:
Sales and property taxes payable	4,717	1,978
Accounts payable and accrued expenses	7,841	8,019
Net deferred income tax liability	24,803	26,493

Total liabilities	305,677	308,059

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,886,841 and 12,864,665 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	129	129
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	86,199	86,987
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(60)	(132)
Retained earnings	75,305	73,021

Total stockholders’ equity	161,571	160,003

Total liabilities and stockholders’ equity	$467,248	$468,062

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per-share data)

Interest income	$10,863	$11,994	$21,763	$24,823
Fee income	2,926	3,501	6,058	7,317

Interest and fee income	13,789	15,495	27,821	32,140
Interest expense	3,063	3,955	6,355	8,614

Net interest and fee income	10,726	11,540	21,466	23,526
Provision for credit losses	924	2,494	2,103	5,617

Net interest and fee income after provision for credit losses	9,802	9,046	19,363	17,909

Other income:
Insurance income	951	987	1,928	2,144
Loss on derivatives	(38)	(25)	(43)	(119)
Other income	434	306	716	596

Other income	1,347	1,268	2,601	2,621

Other expense:
Salaries and benefits	5,384	4,588	11,321	9,713
General and administrative	3,145	3,073	6,616	6,118
Financing related costs	157	155	346	302

Other expense	8,686	7,816	18,283	16,133

Income before income taxes	2,463	2,498	3,681	4,397
Income tax expense	933	947	1,397	1,609

Net income	$1,530	$1,551	$2,284	$2,788

Basic earnings per share	$0.12	$0.12	$0.18	$0.22
Diluted earnings per share	$0.12	$0.12	$0.18	$0.22

Weighted average shares used in computing basic earnings per share	12,989,681	12,832,792	12,957,552	12,802,579
Weighted average shares used in computing diluted earnings per share	13,065,206	12,904,163	13,033,875	12,865,857
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
		Common	Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)

Balance, December 31, 2009	12,778,935	$128	$84,674	$(3)	$(267)	$67,353	$151,885
Issuance of common stock	21,398	—	172	—	—	—	172
Repurchase of common stock	(80,925)	(1)	(771)	—	—	—	(772)
Exercise of stock options	35,864	1	161	—	—	—	162
Tax benefit on stock options exercised	—	—	72	—	—	—	72
Stock option compensation recognized	—	—	194	—	—	—	194
Payment of receivables	—	—	—	1	—	—	1
Restricted stock grant	109,393	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	2,486	—	—	—	2,486
Net change related to derivatives, net of tax	—	—	—	—	138	—	138
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	5,668	5,668

Balance, December 31, 2010	12,864,665	$129	$86,987	$(2)	$(132)	$73,021	$160,003
Issuance of common stock	8,598	—	101	—	—	—	101
Repurchase of common stock	(258,123)	(3)	(3,058)	—	—	—	(3,061)
Exercise of stock options	9,275	—	62	—	—	—	62
Stock option compensation recognized	—	—	49	—	—	—	49
Restricted stock grant	262,426	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	2,061	—	—	—	2,061
Net change related to derivatives, net of tax	—	—	—	—	63	—	63
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	9	—	9
Net income	—	—	—	—	—	2,284	2,284

Balance, June 30, 2011	12,886,841	$129	$86,199	$(2)	$(60)	$75,305	$161,571

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,284	$2,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,284	1,319
Stock-based compensation	1,603	1,754
Excess tax benefits from stock-based payment arrangements	(537)	(72)
Amortization of deferred net loss on cash flow hedge derivatives	104	82
Change in fair value of derivatives	43	(2,300)
Provision for credit losses	2,103	5,617
Net deferred income taxes	(1,233)	(3,261)
Amortization of deferred initial direct costs and fees	2,650	3,883
Deferred initial direct costs and fees	(2,575)	(1,508)
Loss on equipment disposed	1,472	1,229
Effect of changes in other operating items:
Other assets	1,818	5,483
Other liabilities	2,587	1,960

Net cash provided by operating activities	11,603	16,974

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(100,923)	(55,708)
Principal collections on leases and loans	92,867	113,462
Security deposits collected, net of refunds	(991)	(1,546)
Proceeds from the sale of equipment	2,442	2,521
Acquisitions of property and equipment	(493)	(299)
Change in restricted interest-earning deposits with banks	16,197	(3,146)
Purchases of securities available for sale	(165)	(1,513)

Net cash provided by investing activities	8,934	53,771

Cash flows from financing activities:
Issuances of common stock	101	74
Repurchases of common stock	(3,061)	(528)
Exercise of stock options	31	162
Excess tax benefits from stock-based payment arrangements	537	72
Debt issuance costs	(14)	(969)
Term securitization advances	—	68,169
Term securitization repayments	(51,686)	(92,027)
Warehouse and bank facility advances	37,181	4,425
Warehouse and bank facility repayments	(20,351)	(68,566)
Increase in deposits	31,603	16,564

Net cash used in financing activities	(5,659)	(72,624)

Net increase (decrease) in total cash and cash equivalents	14,878	(1,879)
Total cash and cash equivalents, beginning of period	37,026	37,057

Total cash and cash equivalents, end of period	$51,904	$35,178

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$5,426	$7,901
Net cash paid (refunds received) for income taxes	$347	$(1,115)
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
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at June 30, 2011 and the results of operations for the three- and six-month periods ended June 30, 2011 and 2010, and cash flows for the six-month periods ended June 30, 2011 and 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011. The consolidated results of operations for the three- and six-month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results for the respective full years or any other period. All intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, performance assumptions for stock-based compensation awards, the fair value of financial instruments and income taxes. Actual results could differ from those estimates.
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
Modifications to leases are accounted for in accordance with Topic 840 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). Modifications resulting in renegotiated leases may include reductions in payment and extensions in term. However, such renegotiated leases are not granted concessions regarding implicit rates or reductions in total amounts due. Modifications may be granted on a one-time basis in situations that indicate the lessee is experiencing a temporary, timing issue and has a high likelihood of success with a revised payment plan. After a modification, a lease’s accrual status is based on compliance with the modified terms.
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

We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis, historic delinquencies and charge-offs, historic bankruptcies, historic performance of restructured accounts and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately reach charge-off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios (including geography, industry, equipment type and vendor source), seasonality, economic conditions and trends or business practices at the reporting date that are different from the periods used in the quantitative analysis.
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
As previously disclosed, based on feedback the Company received from the Federal Reserve Bank of Philadelphia in April 2011, the Company is operating under its established methodology for determining its allowance for credit losses (the “Allowance”), which methodology will be reviewed by the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions during their next regularly scheduled commercial bank examination of Marlin Business Bank.
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
The Company uses its judgment in estimating the amount of awards that are expected to be forfeited, with subsequent revisions to the assumptions if actual forfeitures differ from those estimates. In addition, for performance-based awards, the Company estimates the degree to which the performance conditions will be met to estimate the number of shares expected to vest and the related compensation expense. Compensation expense is adjusted in the period such performance estimates change.

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
In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At June 30, 2011, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.
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

NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Minimum lease payments receivable	$396,031	$389,247
Estimated residual value of equipment	34,860	37,320
Unearned lease income, net of initial direct costs and fees deferred	(66,847)	(63,355)
Security deposits	(4,035)	(5,026)
Loans, including unamortized deferred fees and costs	691	1,101
Allowance for credit losses	(6,175)	(7,718)

	$354,525	$351,569

At June 30, 2011, a total of $194.4 million of minimum lease payments receivable is assigned as collateral for borrowings, including the amounts related to consolidated VIEs.
Initial direct costs net of fees deferred were $6.7 million and $6.8 million as of June 30, 2011 and December 31, 2010, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At June 30, 2011 and December 31, 2010, $28.5 million and $30.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.
Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of June 30, 2011:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)

Period Ending December 31,
2011	$95,793	$19,681
2012	142,332	25,815
2013	85,349	13,334
2014	44,176	5,919
2015	23,907	1,948
Thereafter	4,474	150

	$396,031	$66,847

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of June 30, 2011 and December 31, 2010, the Company maintained total finance receivables which were on a non-accrual basis of $1.2 million and $2.0 million, respectively. As of June 30, 2011 and December 31, 2010, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $1.5 million and $2.2 million, respectively. (See Note 4 for additional asset quality information.)

NOTE 4 — Allowance for Credit Losses
In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.
The chart which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2011	2010	2011	2010	2010
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$6,887	$10,253	$7,718	$12,193	$12,193

Charge-offs	(2,247)	(4,438)	(4,875)	(10,364)	(17,095)
Recoveries	611	842	1,229	1,705	3,182

Net charge-offs	(1,636)	(3,596)	(3,646)	(8,659)	(13,913)

Provision for credit losses	924	2,494	2,103	5,617	9,438

Allowance for credit losses, end of period(1)	$6,175	$9,151	$6,175	$9,151	$7,718

Annualized net charge-offs to average total finance receivables (2)	1.86%	3.63%	2.08%	4.19%	3.58%

Allowance for credit losses to total finance receivables, end of period (2)	1.74%	2.40%	1.74%	2.40%	2.19%

Average total finance receivables (2)	$351,389	$395,906	$350,296	$413,541	$389,001
Total finance receivables, end of period (2)	$354,014	$381,977	$354,014	$381,977	$352,527

Delinquencies greater than 60 days past due	$2,221	$5,202	$2,221	$5,202	$3,504
Delinquencies greater than 60 days past due (3)	0.56%	1.24%	0.56%	1.24%	0.90%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	278.03%	175.91%	278.03%	175.91%	220.26%

Non-accrual leases and loans, end of period	$1,197	$2,819	$1,197	$2,819	$1,996
Renegotiated leases and loans, end of period	$1,485	$3,024	$1,485	$3,024	$2,221

(1)	The allowance for credit losses allocated to loans at June 30, 2011, June 30, 2010 and December 31, 2010, was $0.1 million, $0.2 million and $0.1 million, respectively.

(2)
Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

(3)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans.
Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At June 30, 2011, June 30, 2010 and December 31, 2010, there were no finance receivables past due 90 days or more and still accruing.
Net charge-offs for the three-month period ended June 30, 2011 were $1.6 million (1.86% of average total finance receivables on an annualized basis), compared to $2.0 million (2.30% of average total finance receivables on an annualized basis) for the three-month period ended March 31, 2011. The decrease in net charge-offs during the three-month period ended June 30, 2011 compared to recent previous periods is primarily due to improving delinquency migrations and lower portfolio balances. Our key credit quality indicator is delinquency status.

As previously disclosed, based on feedback the Company received from the Federal Reserve Bank of Philadelphia in April 2011, the Company is operating under its established methodology for determining its allowance for credit losses (the “Allowance”), which methodology will be reviewed by the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions during their next regularly scheduled commercial bank examination of Marlin Business Bank.
NOTE 5 — Other Assets
Other assets are comprised of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Accrued fees receivable	$1,918	$2,250
Deferred transaction costs	1,770	2,420
Prepaid expenses	1,171	1,674
Income taxes receivable	18,425	20,711
Other	2,463	1,394

	$25,747	$28,449

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
Scheduled principal and interest payments on outstanding borrowings as of June 30, 2011 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)

Period Ending December 31,
2011	$30,934	$3,882
2012	101,526	3,569
2013	8,563	247
2014	1,623	102
2015	1,031	26
Thereafter	117	—

Total	$143,794	$7,826

(1)	Interest on variable-rate long-term borrowings is assumed at the June 30, 2011 rate for the remaining term.

NOTE 8 — Deposits
Effective March 12, 2008, the Company opened MBB. MBB currently provides diversification of the Company’s funding sources primarily through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships and through FDIC-insured retail deposits directly from other financial institutions. As of June 30, 2011, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in
thousands)

Period Ending December 31,
2011	$16,373
2012	37,547
2013	33,993
2014	19,723
2015	14,582
Thereafter	2,304

Total	$124,522

All time deposits are in denominations of less than $250,000 and all are fully insured by the FDIC. The weighted average all-in interest rate of deposits outstanding at June 30, 2011 was 2.08%.
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

All of the Company’s derivatives are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 2. The fair value of securities available for sale is computed using fair value measurements classified as Level 1, since prices are obtained from quoted prices in an active market. The Company’s balances measured at fair value on a recurring basis include the following:

	June 30, 2011		December 31, 2010
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)

Assets
Securities available for sale	$1,715	$—	$1,534	$—
Interest-rate caps purchased	—	16	—	14
At this time, the Company has not elected to report any assets and liabilities using the fair value option available under the Financial Instruments Topic of the FASB ASC.
Disclosures about the Fair Value of Financial Instruments
The Financial Instruments Topic of the FASB ASC requires the disclosure of the estimated fair value of financial instruments, including those financial instruments not measured at fair value on a recurring basis. This requirement excludes certain instruments, such as the net investment in leases and all nonfinancial instruments.
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
The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Assets
Cash and cash equivalents	$51,904	$51,904	$37,026	$37,026
Restricted interest-earning deposits with banks	30,910	30,910	47,107	47,107
Securities available for sale	1,715	1,715	1,534	1,534
Loans	686	686	1,040	1,025
Interest-rate caps purchased	16	16	14	14

Liabilities
Long-term borrowings	143,794	146,519	178,650	183,088
Deposits	124,522	126,111	92,919	94,602
Accounts payable and accrued expenses (1)	12,558	12,558	9,997	9,997

(1)	Includes sales and property taxes payable.

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.
(a) Cash and Cash Equivalents
The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of June 30, 2011 and December 31, 2010, because they bear interest at market rates and have maturities of less than 90 days.
(b) Restricted Interest-Earning Deposits with Banks
The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at June 30, 2011 and December 31, 2010.
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
(e) Interest-Rate Caps
Interest-rate caps are measured at fair value on a recurring basis in accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, using the inputs and methods described previously in the first section of this Note 9.
(f) Long-Term Borrowings
The fair value of the Company’s debt and secured borrowings is estimated by discounting cash flows at indicative market rates applicable to the Company’s debt and secured borrowings of the same or similar remaining maturities.
(g) Deposits
The fair value of the Company’s deposits is estimated by discounting cash flows at current rates paid by the Company for similar certificates of deposit of the same or similar remaining maturities.
(h) Accounts Payable and Accrued Expenses
The carrying amount of the Company’s accounts payable and accrued expenses approximates fair value as of June 30, 2011 and December 31, 2010, because of the relatively short timeframe to realization.

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
The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per-share data)

Net income	$1,530	$1,551	$2,284	$2,788

Weighted average common shares outstanding	11,979,787	11,899,847	11,957,281	11,854,044
Add: Unvested restricted stock awards considered participating securities	1,009,894	932,945	1,000,271	948,535

Adjusted weighted average common shares used in computing basic EPS	12,989,681	12,832,792	12,957,552	12,802,579
Add: Effect of dilutive stock options	75,525	71,371	76,323	63,278

Adjusted weighted average common shares used in computing diluted EPS	13,065,206	12,904,163	13,033,875	12,865,857

Net earnings per common share:
Basic	$0.12	$0.12	$0.18	$0.22

Diluted	$0.12	$0.12	$0.18	$0.22

For the three-month periods ended June 30, 2011 and June 30, 2010, options to purchase 323,585 and 381,378 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.
For the six-month periods ended June 30, 2011 and June 30, 2010, options to purchase 343,752 and 428,405 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 11 — Comprehensive Income
The following table details the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income	$1,530	$1,551	$2,284	$2,788

Other comprehensive income:
Amortization of net deferred losses on cash flow hedge derivatives	46	40	104	82
Change in fair value of securities available for sale	20	20	16	20
Tax effect	(26)	(23)	(48)	(40)

Total other comprehensive income	40	37	72	62

Comprehensive income	$1,570	$1,588	$2,356	$2,850

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
The Company purchased 155,604 shares of its common stock at an average cost of $12.04 per share during the three-month period ended June 30, 2011. The Company purchased 171,198 shares of its common stock at an average cost of $11.98 per share during the six-month period ended June 30, 2011. The Company did not purchase any shares of its common stock on the open market during the three- or six-month periods ended June 30, 2010. At June 30, 2011, the Company had $8.4 million remaining in its stock repurchase plan authorized by the Board of Directors.
In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 29,730 and 86,925 shares repurchased to cover income taxes during the three- and six-month periods ended June 30, 2011, at average per-share costs of $12.47 and $11.62, respectively. There were 3,570 and 58,170 shares repurchased to cover income taxes during the three- and six-month periods ended June 30, 2010, at average per-share costs of $12.08 and $9.08, respectively.
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
MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at June 30, 2011 was $47.4 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At June 30, 2011, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at June 30, 2011.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	34.35%	$161,631	4%	$18,821	5%		$23,526
Marlin Business Bank	28.96%	$47,350	5%	$8,174	5%		$8,174
Tier 1 Risk-based Capital
Marlin Business Services Corp.	40.10%	$161,631	4%	$16,124	6%		$24,186
Marlin Business Bank	28.39%	$47,350	6%	$10,007	6%		$10,007
Total Risk-based Capital
Marlin Business Services Corp.	41.35%	$166,684	8%	$32,248	10%		$40,310
Marlin Business Bank	29.42%	$49,069	15%	$25,016	10	% (1)	$16,678

(1)	MBB is required to maintain “well-capitalized” status. In addition, MBB must maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Order.
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
Pursuant to the FDIC Order, MBB must keep its total risk-based capital ratio above 15%. MBB’s equity balance at June 30, 2011 was $47.4 million, which qualifies MBB for “well capitalized” status.
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
NOTE 13 — Stock-Based Compensation
Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 3,300,000. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 211,729 shares available for future grants under the 2003 Plan as of June 30, 2011.
Total stock-based compensation expense was $0.5 million for the three-month period ended June 30, 2011 and $0.4 million for the three-month period ended June 30, 2010. Total stock-based compensation expense was $1.6 million and $1.7 million for the six-month periods ended June 30, 2011 and June 30, 2010, respectively. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.5 million and $0.1 million for the six-month periods ended June 30, 2011 and June 30, 2010, respectively.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of June 30, 2011. There were no revisions to performance assumptions during the six-month periods ended June 30, 2011 and June 30, 2010.
The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
There were no stock options granted during the three-month and six-month periods ended June 30, 2011. In addition to the stock options granted pursuant to the May 2010 stock option exchange program, there were 5,000 stock options granted during the three-month period ended June 30, 2010 and 5,000 stock options granted during the six-month period ended June 30, 2010.

A summary of option activity for the six month period ended June 30, 2011 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share
Outstanding, December 31, 2010	648,153	$9.99
Granted	—	—
Exercised	(9,275)	3.39
Forfeited	—	—
Expired	—	—

Outstanding, June 30, 2011	638,878	10.08

During the three-month periods ended June 30, 2011 and June 30, 2010, the Company recognized total compensation expense related to options of $0.1 million and $0.1 million, respectively. During the six-month periods ended June 30, 2011 and June 30, 2010, the Company recognized total compensation expense related to options of $0.1 million and $0.1 million, respectively.
There were 9,275 stock options exercised during the three-month period ended June 30, 2011. There were 7,361 stock options exercised for the three-month period ended June 30, 2010. The total pretax intrinsic values of stock options exercised were $0.1 million and $0.1 million for the three-month periods ended June 30, 2011 and June 30, 2010, respectively. The related tax benefits realized from the exercise of stock options for the three-month periods ended June 30, 2011 and June 30, 2010 were $0.1 million and $0.1 million, respectively.
The total pretax intrinsic values of stock options exercised were $0.1 million and $0.2 million for the six-month periods ended June 30, 2011 and June 30, 2010, respectively. The related tax benefits realized from the exercise of stock options for the six-month periods ended June 30, 2011 and June 30, 2010 were $0.1 million and $0.1 million, respectively.
The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2011:

Options Outstanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$3.39	76,650	0.8	$3.39	$710	76,650	0.8	$3.39	$710
$7.17 - 10.18	354,528	2.8	9.43	1,142	216,028	2.2	9.39	704
$12.08 - 12.41	145,612	5.9	12.40	36	30,195	5.9	12.40	7
$14.00 - 16.01	39,984	2.5	14.33	—	37,253	2.5	14.33	—
$19.78 - 21.50	22,104	2.0	20.80	—	22,104	2.0	20.80	—

	638,878	3.2	10.08	$1,888	382,230	2.2	9.57	$1,421

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.65 as of June 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2011, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 1.4 years, based on the most probable performance assumptions as of June 30, 2011. In the event maximum performance targets are achieved, an additional $0.4 million of compensation cost would be recognized over a weighted average period of 0.7 years.
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
Of the total restricted stock awards granted during the six-month period ended June 30, 2011, 204,464 shares may be subject to accelerated vesting based on performance factors; no shares have vesting contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of June 30, 2011. There were no revisions to performance assumptions for the six-month periods ended June 30, 2011 and June 30, 2010, although vesting was accelerated in 2011 on certain awards based on an annual evaluation of the achievement of performance criteria, as described below.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.
The following table summarizes the activity of the non-vested restricted stock during the six months ended June 30, 2011:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2010	954,029	$7.90
Granted	267,776	11.15
Vested	(269,934)	6.91
Forfeited	(5,350)	14.73

Outstanding at June 30, 2011	946,521	9.06

During the three-month periods ended June 30, 2011 and June 30, 2010, the Company granted restricted stock awards with grant date fair values totaling $0.4 million and $0.5 million, respectively. During the six-month periods ended June 30, 2011 and June 30, 2010, the Company granted restricted stock awards with grant date fair values totaling $3.0 million and $1.1 million, respectively.
As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.5 million and $0.4 million of compensation expense related to restricted stock for the three-month periods ended June 30, 2011 and June 30, 2010, respectively. The Company recognized $1.6 million and $1.6 million of compensation expense related to restricted stock for the six-month periods ended June 30, 2011 and June 30, 2010, respectively.

Of the $1.6 million total compensation expense related to restricted stock for the six-month period ended June 30, 2011, approximately $0.6 million related to the acceleration of vesting based on an annual evaluation of the achievement of certain performance criteria during the first quarter 2011.
As of June 30, 2011, there was $5.6 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.6 years, based on the most probable performance assumptions as of June 30, 2011. In the event performance targets are achieved, $2.6 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.4 years. In addition, certain of the awards granted may result in the issuance of 160,809 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.
The fair values of shares that vested during the three-month periods ended June 30, 2011 and June 30, 2010 were $1.2 million and $0.1 million, respectively. The fair values of shares that vested during the six-month periods ended June 30, 2011 and June 30, 2010 were $3.1 million and $1.6 million, respectively.

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
FORWARD-LOOKING STATEMENTS
Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges; (e) our understanding of our competition; and (f) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:
•	availability, terms and deployment of funding and capital;
•	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;
•	the degree and nature of our competition;
•	availability and retention of qualified personnel;
•	general volatility of the capital markets; and
•	the factors set forth in the section captioned “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2010 filed with the SEC.
Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.
Overview
We are a nationwide provider of equipment financing solutions, primarily to small businesses. We finance over 100 categories of commercial equipment important to our end user customers including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a much lesser extent, through direct solicitation of our end user customers and through relationships with select lease brokers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At June 30, 2011, our lease portfolio consisted of approximately 68,000 accounts with an average original term of 50 months and average original transaction size of approximately $11,400.
Since our founding in 1997, we have grown to $467.2 million in total assets at June 30, 2011. Our assets are substantially comprised of our net investment in leases and loans which totaled $354.5 million at June 30, 2011.
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

	Six Months
	Ended
	June 30,	As of or For the Year Ended December 31,
	2011	2010	2009	2008	2007	2006
Number of sales account executives	97	87	38	86	118	100
Number of originating sources(1)	783	604	465	1,014	1,246	1,295

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended June 30, 2011, our annualized net credit losses were 1.86% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.
Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 66% of our lease portfolio at June 30, 2011 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity securities. Our variable-rate borrowing currently consists of long-term loan facilities. We have traditionally issued fixed-rate term debt through the asset-backed securitization market. Historically, leases were funded through variable-rate warehouse facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of June 30, 2011, $76.5 million, or 53.2%, of our borrowings were fixed-rate term note securitizations.
In addition, since its opening on March 12, 2008, MBB has provided diversification of the Company’s funding sources through the issuance of FDIC-insured certificates of deposit raised nationally primarily through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of June 30, 2011, total MBB deposits were $124.5 million.
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
On February 12, 2010, we completed an $80.7 million TALF-eligible term asset-backed securitization. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provided the Company with fixed-cost borrowing and is recorded in long-term borrowings in the Consolidated Balance Sheets. A portion of the proceeds of this securitization was used to repay the full amount outstanding under the Company’s commercial paper (“CP”) conduit warehouse facility.
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
From time to time we may use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active interest-rate swap agreements at June 30, 2011.
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
We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross-section of variables including industry, geography, equipment type, obligor and vendor. We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis, historic delinquencies and charge-offs, historic bankruptcies, historic performance of restructured accounts and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic conditions and trends or business practices at the reporting date that are different from the periods used in the quantitative analysis. Adjustments due to such qualitative factors increased the allowance for credit losses by approximately $0.5 million and $0.2 million at June 30, 2011 and December 31, 2010, respectively.
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
As previously disclosed, based on feedback the Company received from the Federal Reserve Bank of Philadelphia in April 2011, the Company is operating under its established methodology for determining its allowance for credit losses (the “Allowance”), which methodology will be reviewed by the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions during their next regularly scheduled commercial bank examination of Marlin Business Bank.
Securitizations. In connection with each term note securitization transaction, we established bankruptcy remote SPEs and issued term debt to institutional investors. These SPEs are each considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.
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

At June 30, 2011, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended June 30, 2011 and June 30, 2010
Net income. Net income of $1.5 million was reported for the three-month period ended June 30, 2011, resulting in diluted earnings per share of $0.12, compared to net income of $1.6 million and diluted earnings per share of $0.12 for the three-month period ended June 30, 2010.
Return on average assets was 1.31% for the three-month period ended June 30, 2011, compared to 1.20% for the three-month period ended June 30, 2010. Return on average equity was 3.78% for the three-month period ended June 30, 2011, compared to 4.09% for the three-month period ended June 30, 2010.
Overall, our average net investment in total finance receivables for the three-month period ended June 30, 2011 decreased 11.2% to $351.4 million, compared to $395.9 million for the three-month period ended June 30, 2010. We continue to assess and adjust our credit underwriting guidelines in response to economic conditions, and over the past twelve months we have added to the sales organization to increase originations.
During the three months ended June 30, 2011, we generated 4,522 new leases with a cost of $53.9 million, compared to 3,009 new leases with a cost of $31.7 million generated for the three months ended June 30, 2010. Much of the change in volume is the result of increasing sales staffing levels from 69 sales account executives at June 30, 2010 to 97 sales account executives at June 30, 2011. Approval rates also rose from 49% for the quarter ended June 30, 2010 to 60% for the quarter ended June 30, 2011 due to the improved credit quality of the applications received and adjustments made to credit policy in light of the continued strong performance of recent years’ lease originations.
The provision for credit losses decreased $1.6 million, or 64.0%, to $0.9 million for the three-month period ended June 30, 2011 from $2.5 million for the same period in 2010, primarily due to lower charge-offs, improved delinquencies and a reduced portfolio size. For the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010, net interest and fee income decreased $0.8 million, or 7.0%, primarily due to the 11.2% decrease in average total finance receivables. Other expenses increased $0.9 million, or 11.5%, for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010, primarily due to increased salaries and benefits expense related to increased sales staffing levels.
Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2011 and June 30, 2010.

	Three Months Ended June 30,
	2011			2010
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$47,818	$8	0.07%	$39,903	$9	0.09%
Restricted interest-earning deposits with banks	33,798	5	0.06	65,075	19	0.12
Securities available for sale	1,705	14	3.27	1,255	13	4.14
Net investment in leases(3)	350,662	10,825	12.35	393,248	11,876	12.08
Loans receivable(3)	726	11	5.83	2,658	77	11.59

Total interest-earning assets	434,709	10,863	10.00	502,139	11,994	9.55

Non-interest-earning assets:
Cash and due from banks	1,594			1,886
Property and equipment, net	2,202			2,280
Property tax receivables	1,949			3,603
Other assets(4)	27,028			6,607

Total non-interest-earning assets	32,773			14,376

Total assets	$467,482			$516,515

Interest-bearing liabilities:
Short-term borrowings(5)	$—	$—	—%	$—	$19	—%
Long-term borrowings(5)	159,921	2,441	6.11	243,171	3,279	5.39
Deposits(5)	106,662	622	2.33	93,166	657	2.82

Total interest-bearing liabilities	266,583	3,063	4.60	336,337	3,955	4.68

Non-interest-bearing liabilities:
Fair value of derivatives	—			572
Sales and property taxes payable	5,002			7,149
Accounts payable and accrued expenses	8,234			6,158
Net deferred income tax liability	25,881			14,680

Total non-interest-bearing liabilities	39,117			28,559

Total liabilities	305,700			364,896
Stockholders’ equity	161,782			151,619

Total liabilities and stockholders’ equity	$467,482			$516,515

Net interest income		$7,800			$8,039
Interest rate spread(6)			5.40%			4.87%
Net interest margin(7)			7.18%			6.40%
Ratio of average interest-earning assets to average interest-bearing liabilities			163.07%			149.30%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

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

	Three Months Ended June 30, 2011 Compared To
	Three Months Ended June 30, 2010
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$1	$(2)	$(1)
Restricted interest-earning deposits with banks	(7)	(7)	(14)
Securities available for sale	4	(3)	1
Net investment in leases	(1,310)	259	(1,051)
Loans receivable	(39)	(27)	(66)
Total interest income	(1,666)	535	(1,131)

Interest expense:
Short-term borrowings	—	(19)	(19)
Long-term borrowings	(1,230)	392	(838)
Deposits	88	(123)	(35)
Total interest expense	(803)	(89)	(892)

Net interest income	(1,148)	909	(239)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the three-month periods ended June 30, 2011 and June 30, 2010.

	Three Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Interest income	$10,863	$11,994
Fee income	2,926	3,501

Interest and fee income	13,789	15,495
Interest expense	3,063	3,955

Net interest and fee income	10,726	11,540

Average total finance receivables(1)	$351,389	$395,906

Percent of average total finance receivables:
Interest income	12.37%	12.12%
Fee income	3.33	3.54

Interest and fee income	15.70	15.66
Interest expense	3.49	4.00

Net interest and fee margin	12.21%	11.66%

(1)
Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $0.8 million, or 7.0%, to $10.7 million for the three months ended June 30, 2011 from $11.5 million for the three months ended June 30, 2010. The annualized net interest and fee margin increased 55 basis points to 12.21% in the three-month period ended June 30, 2011 from 11.66% for the same period in 2010.
Interest income, net of amortized initial direct costs and fees, decreased $1.1 million, or 9.2%, to $10.9 million for the three-month period ended June 30, 2011 from $12.0 million for the three-month period ended June 30, 2010. The decrease in interest income was due principally to the 11.2% decrease in average total finance receivables, which decreased $44.5 million to $351.4 million at June 30, 2011 from $395.9 million at June 30, 2010, partially offset by an increase in average yield of 25 basis points. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. The average yield on the portfolio increased, primarily due to continued higher yields on the new leases compared to the yields on the leases repaying. However, the weighted average implicit interest rate on new finance receivables originated decreased 152 basis points to 13.04% for the three-month period ended June 30, 2011, compared to 14.56% for the three-month period ended June 30, 2010, primarily due to a change in mix of new origination types toward larger program opportunities.
Fee income decreased $0.6 million, or 17.1%, to $2.9 million for the three-month period ended June 30, 2011 from $3.5 million for the three-month period ended June 30, 2010. Fee income included approximately $1.1 million of net residual income for the three-month period ended June 30, 2011 and $1.3 million for the three-month period ended June 30, 2010. Fee income also included approximately $1.6 million in late fee income for the three-month period ended June 30, 2011, which decreased 15.8% from $1.9 million for the three-month period ended June 30, 2010. The decrease in late fee income was primarily due to the decrease in average total finance receivables.
Fee income, as an annualized percentage of average total finance receivables, decreased 21 basis points to 3.33% for the three-month period ended June 30, 2011 from 3.54% for the same period in 2010. Late fees remained the largest component of fee income at 1.81% as a percentage of average total finance receivables for the three-month period ended June 30, 2011, compared to 1.94% for the three-month period ended June 30, 2010. As a percentage of average total finance receivables, net residual income was 1.26% for the three-month period ended June 30, 2011, compared to 1.34% for the three-month period ended June 30, 2010.

Interest expense decreased $0.9 million to $3.1 million for the three-month period ended June 30, 2011 from $4.0 million for the three-month period ended June 30, 2010. The decrease was primarily due to lower average total finance receivables in combination with a shift in our funding mix toward lower-cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 51 basis points to 3.49% for the three-month period ended June 30, 2011, from 4.00% for the same period in 2010.
The weighted average interest rate, excluding transaction costs, on short-term and long-term borrowings was 5.30% for the quarter ended June 30, 2011, compared to 4.89% for the same period in 2010. The higher interest rate primarily reflects the increased cost of the borrowings. The average balance for our variable-rate debt was $72.4 million for the three months ended June 30, 2011, compared to $17.7 million for the three months ended June 30, 2010. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 5.19% for the quarter ended June 30, 2011, compared to 5.50% for the same period in 2010. For the three months ended June 30, 2011, average term securitization borrowings outstanding were $87.6 million at a weighted average coupon of 5.35%, compared to $225.5 million at a weighted average coupon of 4.83% for the same period in 2010.
Our wholly-owned subsidiary, MBB, provides an additional funding source. FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $0.6 million, or 2.33% as a percentage of weighted average deposits, for the three-month period ended June 30, 2011. The average balance of deposits was $106.7 million for the three-month period ended June 30, 2011. Interest expense on deposits was $0.7 million, or 2.82% as a percentage of weighted average deposits, for the three-month period ended June 30, 2010. The average balance of deposits was $93.2 million for the three-month period ended June 30, 2010.
Insurance income. Insurance income remained unchanged at $1.0 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010.
Other income. Other income increased $0.1 million to $0.4 million for the three-month period ended June 30, 2011 from $0.3 million for the three-month period ended June 30, 2010. Other income includes various administrative transaction fees, fees received from lease syndications and gains on sales of leases.
Salaries and benefits expense. Salaries and benefits expense increased $0.8 million, or 17.4%, to $5.4 million for the three month period ended June 30, 2011 from $4.6 million for the same period in 2010. Salaries and benefits expense, as a percentage of average total finance receivables, was 6.13% for the three-month period ended June 30, 2011 compared with 4.64% for the same period in 2010. Total personnel increased to 251 at June 30, 2011 from 211 at June 30, 2010, primarily due to increased sales staffing levels, which were 97 sales account executives at June 30, 2011, compared to 69 sales account executives at June 30, 2010.
General and administrative expense. General and administrative expense remained unchanged at $3.1 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010. General and administrative expense as an annualized percentage of average total finance receivables was 3.58% for the three-month period ended June 30, 2011, compared to 3.10% for the three-month period ended June 30, 2010. Selected major components of general and administrative expense for the three-month period ended June 30, 2011 included $0.7 million of premises and occupancy expense, $0.4 million of audit and tax expense, $0.2 million of data processing expense and $0.1 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended June 30, 2010 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax expense, $0.2 million of data processing expense and $0.1 million of marketing expense.
Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs were $0.2 million for the three-month period ended June 30, 2011 and $0.2 million for the same period in 2010.
Provision for credit losses. The provision for credit losses decreased $1.6 million, or 64.0%, to $0.9 million for the three months ended June 30, 2011 from $2.5 million for the same period in 2010. The decrease in the provision for credit losses was primarily due to lower charge-offs, improved delinquencies and a reduced portfolio size. Net charge-offs were $1.6 million for the three-month period ended June 30, 2011, compared to $3.6 million for the same period in 2010. Net charge-offs as a percentage of average total finance receivables decreased to 1.86% during the three-month period ended June 30, 2011, from 3.63% for the same period in 2010. The allowance for credit losses decreased to approximately $6.2 million at June 30, 2011, a decrease of $1.5 million from $7.7 million at December 31, 2010.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”
Provision for income taxes. Income tax expense of $0.9 million was recorded for the three-month periods ended June 30, 2011 and June 30, 2010. Our effective tax rate, which is a combination of federal and state income tax rates, remained unchanged at approximately 37.9% for the three-month periods ended June 30, 2011 and June 30, 2010.
Comparison of the Six-Month Periods Ended June 30, 2011 and June 30, 2010
Net income. Net income of $2.3 million was reported for the six-month period ended June 30, 2011, resulting in diluted earnings per share of $0.18, compared to net income of $2.8 million and diluted earnings per share of $0.22 for the six-month period ended June 30, 2010.
Return on average assets was 0.98% for the six-month period ended June 30, 2011, compared to 1.05% for the six-month period ended June 30, 2010. Return on average equity was 2.83% for the six-month period ended June 30, 2011, compared to 3.71% for the six-month period ended June 30, 2010.
Overall, our average net investment in total finance receivables for the six-month period ended June 30, 2011 decreased 15.3% to $350.3 million, compared to $413.5 million for the six-month period ended June 30, 2010. We continue to assess and adjust our credit underwriting guidelines in response to economic conditions, and over the past twelve months we have added to the sales organization to increase originations.
During the six months ended June 30, 2011, we generated 8,506 new leases with a cost of $100.9 million, compared to 5,485 new leases with a cost of $55.4 million generated for the six months ended June 30, 2010. Much of the change in volume is the result of increasing sales staffing levels to 97 sales account executives at June 30, 2011 from 69 sales account executives at June 30, 2010. Approval rates also rose from 48% for the six-month period ended June 30, 2010 to 58% for the six-month period ended June 30, 2011 due to the improved credit quality of the applications received and adjustments made to credit policy in light of the continued strong performance of recent years’ lease originations.
The provision for credit losses decreased $3.5 million, or 62.5%, to $2.1 million for the six-month period ended June 30, 2011 from $5.6 million for the same period in 2010, primarily due to lower charge-offs, improved delinquencies and a reduced portfolio size. For the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010, net interest and fee income decreased $2.0 million, or 8.5%, primarily due to a 15.3% decrease in average total finance receivables. Other expenses increased $2.2 million, or 13.7%, for the six-month period ended June 30, 2011, compared to the six-month period ended June 30, 2011, primarily due to increased salaries and benefits expense related to increased sales staffing levels.
Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2011 and June 30, 2010.

	Six Months Ended June 30,
	2011			2010
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$41,482	$21	0.10%	$37,622	$13	0.07%
Restricted interest-earning deposits with banks	41,104	16	0.08	64,061	31	0.10
Securities available for sale	1,658	27	3.27	628	13	4.14
Net investment in leases(3)	349,469	21,672	12.40	410,332	24,572	11.98
Loans receivable(3)	826	27	6.52	3,209	194	12.09

Total interest-earning assets	434,539	21,763	10.01	515,852	24,823	9.63

Non-interest-earning assets:
Cash and due from banks	2,090			1,861
Property and equipment, net	2,168			2,322
Property tax receivables	1,355			2,542
Other assets(4)	27,177			6,611

Total non-interest-earning assets	32,790			13,336

Total assets	$467,329			$529,188

Interest-bearing liabilities:
Short-term borrowings(5)	$—	$—	—%	$14,427	$344	4.77%
Long-term borrowings(5)	167,998	5,151	6.13	249,391	6,984	5.60
Deposits(5)	99,945	1,204	2.41	87,297	1,286	2.95

Total interest-bearing liabilities	267,943	6,355	4.74	351,115	8,614	4.91

Non-interest-bearing liabilities:
Fair value of derivatives	—			1,184
Sales and property taxes payable	3,524			5,459
Accounts payable and accrued expenses	8,420			5,639
Net deferred income tax liability	26,208			15,315

Total non-interest-bearing liabilities	38,152			27,597

Total liabilities	306,095			378,712
Stockholders’ equity	161,234			150,476

Total liabilities and stockholders’ equity	$467,329			$529,188

Net interest income		$15,408			$16,209
Interest rate spread(6)			5.27%			4.72%
Net interest margin(7)			7.09%			6.28%
Ratio of average interest-earning assets to average interest-bearing liabilities			162.18%			146.92%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

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

	Six Months Ended June 30, 2011 Compared To
	Six Months Ended June 30, 2010
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$1	$7	$8
Restricted interest-earning deposits with banks	(10)	(5)	(15)
Securities available for sale	17	(3)	14
Net investment in leases	(3,750)	850	(2,900)
Loans receivable	(103)	(64)	(167)
Total interest income	(4,040)	980	(3,060)

Interest expense:
Short-term borrowings	(172)	(172)	(344)
Long-term borrowings	(2,447)	614	(1,833)
Deposits	171	(253)	(82)
Total interest expense	(1,981)	(278)	(2,259)

Net interest income	(2,736)	1,935	(801)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the six-month periods ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Interest income	$21,763	$24,823
Fee income	6,058	7,317

Interest and fee income	27,821	32,140
Interest expense	6,355	8,614

Net interest and fee income	21,466	23,526

Average total finance receivables(1)	$350,296	$413,541

Percent of average total finance receivables:
Interest income	12.43%	12.01%
Fee income	3.46	3.54

Interest and fee income	15.89	15.55
Interest expense	3.63	4.17

Net interest and fee margin	12.26%	11.38%

(1)
Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $2.0 million, or 8.5%, to $21.5 million for the six months ended June 30, 2011 from $23.5 million for the six months ended June 30, 2010. The annualized net interest and fee margin increased 88 basis points to 12.26% in the six-month period ended June 30, 2011 from 11.38% for the same period in 2010.
Interest income, net of amortized initial direct costs and fees, decreased $3.0 million, or 12.1%, to $21.8 million for the six-month period ended June 30, 2011 from $24.8 million for the six-month period ended June 30, 2010. The decrease in interest income was due principally to a 15.3% decrease in average total finance receivables, which decreased $63.2 million to $350.3 million at June 30, 2011 from $413.5 million at June 30, 2010, partially offset by an increase in average yield of 42 basis points. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. The average yield on the portfolio increased, primarily due to continued higher yields on the new leases compared to the yields on the leases repaying. However, the weighted average implicit interest rate on new finance receivables originated decreased 168 basis points to 13.20% for the six-month period ended June 30, 2011, compared to 14.88% for the six-month period ended June 30, 2010, primarily due to a change in mix of new origination types toward larger program opportunities.
Fee income decreased $1.2 million, or 16.4%, to $6.1 million for the six-month period ended June 30, 2011 from $7.3 million for the six-month period ended June 30, 2010. Fee income included approximately $2.3 million of net residual income for the six-month period ended June 30, 2011, compared to $2.7 million for the six-month period ended June 30, 2010. Fee income also included approximately $3.3 million in late fee income for the six-month period ended June 30, 2011, which decreased 19.5% from $4.1 million for the six-month period ended June 30, 2010. The decrease in late fee income was primarily due to the decrease in average total finance receivables.
Fee income, as an annualized percentage of average total finance receivables, decreased 8 basis points to 3.46% for the six-month period ended June 30, 2011 from 3.54% for the same period in 2010. Late fees remained the largest component of fee income at 1.88% as a percentage of average total finance receivables for the six-month period ended June 30, 2011, compared to 1.99% for the six-month period ended June 30, 2010. As a percentage of average total finance receivables, net residual income was 1.32% for the six-month period ended June 30, 2011, compared to 1.29% for the six-month period ended June 30, 2010.

Interest expense decreased $2.2 million to $6.4 million for the six-month period ended June 30, 2011 from $8.6 million for the six-month period ended June 30, 2010. The decrease was primarily due to lower average total finance receivables in combination with a shift in our funding mix toward lower cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 54 basis points to 3.63% for the six-month period ended June 30, 2011, from 4.17% for the same period in 2010.
The weighted average interest rate, excluding transaction costs, on short-term and long-term borrowings was 5.34% for the six-month period ended June 30, 2011, compared to 5.01% for the same period in 2010. The higher interest rate primarily reflects the increased cost of the borrowings. The average balance for our variable-rate debt was $65.7 million for the six months ended June 30, 2011, compared to $32.9 million for the six months ended June 30, 2010. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 5.29% for the six-month period ended June 30, 2011, compared to 4.53% for the same period in 2010. For the six months ended June 30, 2011, average term securitization borrowings outstanding were $102.2 million at a weighted average coupon of 5.35%, compared to $230.9 million at a weighted average coupon of 5.07% for the same period in 2010.
Our wholly-owned subsidiary, MBB, provides an additional funding source. FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $1.2 million, or 2.41% as a percentage of weighted average deposits, for the six-month period ended June 30, 2011. The average balance of deposits was $99.9 million for the six-month period ended June 30, 2011. Interest expense on deposits was $1.3 million, or 2.95% as a percentage of weighted average deposits, for the six-month period ended June 30, 2010. The average balance of deposits was $87.3 million for the six-month period ended June 30, 2010.
Insurance income. Insurance income decreased $0.2 million to $1.9 million for the six-month period ended June 30, 2011 from $2.1 million for the six-month period ended June 30, 2010, primarily due to lower billings from lower total finance receivables.
Other income. Other income increased $0.1 million to $0.7 million for the six-month period ended June 30, 2011 from $0.6 million for the six-month period ended June 30, 2010. Other income includes various administrative transaction fees, fees received from lease syndications and gains on sales of leases.
Salaries and benefits expense. Salaries and benefits expense increased $1.6 million, or 16.5%, to $11.3 million for the six months ended June 30, 2011 from $9.7 million for the same period in 2010. Salaries and benefits expense, as a percentage of average total finance receivables, was 6.46% for the six-month period ended June 30, 2011 compared with 4.70% for the same period in 2010. Total personnel increased to 251 at June 30, 2011 from 211 at June 30, 2010, primarily due to increased sales staffing levels, which were 97 sales account executives at June 30, 2011, compared to 69 sales account executives at June 30, 2010.
In the first six months of 2011, we increased the number of our sales account executives by 10, from 87 sales account executives at December 31, 2010 to 97 at June 30, 2011. This action continued our plan to rebuild the sales organization to increase originations and match the level of originations to our current funding capacity.
General and administrative expense. General and administrative expense decreased $0.5 million, or 8.2%, to $6.6 million for the six months ended June 30, 2011 from $6.1 million for the same period in 2010. General and administrative expense as an annualized percentage of average total finance receivables was 3.78% for the six-month period ended June 30, 2011, compared to 2.96% for the six-month period ended June 30, 2010. Selected major components of general and administrative expense for the six-month period ended June 30, 2011 included $1.4 million of premises and occupancy expense, $1.0 million of audit and tax expense, $0.5 million of data processing expense and $0.3 million of marketing expense. In comparison, selected major components of general and administrative expense for the six-month period ended June 30, 2010 included $1.4 million of premises and occupancy expense, $0.6 million of audit and tax expense, $0.5 million of data processing expense and $0.2 million of marketing expense.
Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs remained unchanged at approximately $0.3 million for each of the six-month periods ended June 30, 2011 and June 30, 2010.
Provision for credit losses. The provision for credit losses decreased $3.5 million, or 62.5%, to $2.1 million for the six months ended June 30, 2011 from $5.6 million for the same period in 2010. The decrease in the provision for credit losses was primarily due to lower charge-offs, improved delinquencies and a reduced portfolio size. Net charge-offs were $3.6 million for the six-month period ended June 30, 2011, compared to $8.7 million for the same period in 2010. Net charge-offs as a percentage of average total finance receivables decreased to 2.08% during the six-month period ended June 30, 2011, from 4.19% for the same period in 2010. The allowance for credit losses decreased to approximately $6.2 million at June 30, 2011, a decrease of $1.5 million from $7.7 million at December 31, 2010.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”
Provision for income taxes. Income tax expense of $1.4 million was recorded for the six-month period ended June 30, 2011, compared to an expense of $1.6 million for the same period in 2010. The change is primarily attributable to the change in pretax income recorded for the six-month period ended June 30, 2011. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38% for the six-month period ended June 30, 2011, compared to 36.6% for the six-month period ended June 30, 2010. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.
FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans declined $2.9 million, or 0.8%, to $354.5 million at June 30, 2011 from $351.6 million at December 31, 2010. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to rebuild our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three- and six-month periods ended June 30, 2011 and June 30, 2010, and the year ended December 31, 2010:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2011	2010	2011	2010	2010
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$6,887	$10,253	$7,718	$12,193	$12,193

Charge-offs	(2,247)	(4,438)	(4,875)	(10,364)	(17,095)
Recoveries	611	842	1,229	1,705	3,182

Net charge-offs	(1,636)	(3,596)	(3,646)	(8,659)	(13,913)

Provision for credit losses	924	2,494	2,103	5,617	9,438

Allowance for credit losses, end of period(1)	$6,175	$9,151	$6,175	$9,151	$7,718

Annualized net charge-offs to average total finance receivables (2)	1.86%	3.63%	2.08%	4.19%	3.58%

Allowance for credit losses to total finance receivables, end of period (2)	1.74%	2.40%	1.74%	2.40%	2.19%

Average total finance receivables (2)	$351,389	$395,906	$350,296	$413,541	$389,001
Total finance receivables, end of period (2)	$354,014	$381,977	$354,014	$381,977	$352,527

Delinquencies greater than 60 days past due	$2,221	$5,202	$2,221	$5,202	$3,504
Delinquencies greater than 60 days past due (3)	0.56%	1.24%	0.56%	1.24%	0.90%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	278.03%	175.91%	278.03%	175.91%	220.26%

Non-accrual leases and loans, end of period	$1,197	$2,819	$1,197	$2,819	$1,996
Renegotiated leases and loans, end of period	$1,485	$3,024	$1,485	$3,024	$2,221
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$13	$34	$41	$112	$214
Interest income excluded on non-accrual leases and loans(5)	$13	$39	$19	$42	$46

(1)	The allowance for credit losses allocated to loans at June 30, 2011, June 30, 2010 and December 31, 2010, was $0.1 million, $0.2 million and $0.1 million, respectively.

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
Net charge-offs for the three months ended June 30, 2011 were $1.6 million (1.86% of average total finance receivables on an annualized basis), compared to $2.0 million (2.30% of average total finance receivables on an annualized basis) for the three months ended March 31, 2011 and $3.6 million (3.63% of average total finance receivables on an annualized basis) for the three months ended June 30, 2010. Approximately three-fourths of the decrease from the second quarter of 2010 was due to a lower charge-off rate as a percentage of average total finance receivables, and approximately one-fourth of the decrease was related to the impact on the calculation of the decrease in average total finance receivables. The decrease in net charge-offs during the first quarter of 2011 compared to recent prior periods is primarily due to improving delinquency migrations and lower portfolio balances.
Net charge-offs for the six-month period ended June 30, 2011 were $3.6 million (2.08% of average total finance receivables on an annualized basis), compared to $8.7 million (4.19% of average total finance receivables on an annualized basis) for the six-month period ended June 30, 2010. Approximately three-fourths of the $5.1 million decrease was related to a lower charge-off rate as a percentage of average total finance receivables, and approximately one-fourth of the decrease was due to the impact on the calculation of the decrease in average total finance receivables. The decrease in net charge-offs during the first six months of 2011 compared to recent prior periods is primarily due to improving delinquency migrations and lower portfolio balances.
Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.56% at June 30, 2011 and 0.90% at December 31, 2010. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.
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
As previously disclosed, based on feedback the Company received from the Federal Reserve Bank of Philadelphia in April 2011, the Company is operating under its established methodology for determining its allowance for credit losses (the “Allowance”), which methodology will be reviewed by the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions during their next regularly scheduled commercial bank examination of Marlin Business Bank.
RESIDUAL PERFORMANCE
Our leases offer our end user customers the option to own the equipment at lease expiration. As of June 30, 2011, approximately 66% of our leases were one dollar purchase option leases, 32% were fair market value leases and 2% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of June 30, 2011, there were $34.9 million of residual assets retained on our Consolidated Balance Sheet, of which $28.5 million, or 81.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of June 30, 2011 and December 31, 2010, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.
Fee income included approximately $1.1 million and $1.3 million of net residual income for the three-month periods ended June 30, 2011 and June 30, 2010, respectively. Fee income included approximately $2.3 million and $2.7 million of net residual income for the six-month periods ended June 30, 2011 and June 30, 2010, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.
Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.8 million and $2.0 million for the three-month periods ended June 30, 2011 and June 30, 2010, respectively. Renewal income net of depreciation totaled approximately $3.8 million and $3.9 million for the six-month periods ended June 30, 2011 and June 30, 2010, respectively.

For the three months ended June 30, 2011, the net loss on residual values disposed at end of term totaled $0.7 million, compared to a net loss of $0.6 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, the net loss on residual values disposed at end of term totaled $1.5 million, compared to a net loss of $1.2 million for the six months ended June 30, 2010. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable lease terms. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the six-month periods ended June 30, 2011 and June 30, 2010, respectively.
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
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base. From its opening to June 30, 2011, MBB has funded $262.6 million of leases and loans through its initial capitalization of $12 million, its March 2011 capitalization of $25 million and its issuance of $207.5 million in FDIC insured deposits at an average borrowing rate of 3.12%.
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
Our strategy has generally included funding new originations, other than those funded by MBB, in the short-term with cash from operations or through borrowings under various warehouse and loan facilities. Historically, we executed a term note securitization approximately once a year to refinance and relieve the warehouse and loan facilities. Due to the impact on borrowing costs from unfavorable market conditions and the available capacity in our warehouse and loan facilities at that time, the Company elected not to complete fixed-rate term note securitizations in 2008 or 2009. With the opening of MBB in 2008, we are funding increasing amounts of new originations through the issuance of FDIC-insured certificates of deposit.
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
On April 15, 2011, we elected to exercise our call option and pay off the remaining $12.1 million of our 2006 term note securitization. This note repayment in full released approximately $19.2 million in restricted cash previously held by the trustee under such securitization.
At June 30, 2011, we had approximately $59.3 million of available borrowing capacity in addition to available cash and cash equivalents of $51.9 million. Our debt to equity ratio was 1.66 to 1 at June 30, 2011 and 1.70 to 1 at December 31, 2010.
Net cash provided by investing activities was $8.9 million for the six-month period ended June 30, 2011, compared to net cash provided by investing activities of $53.8 million for the six-month period ended June 30, 2010. Investing activities primarily relate to lease payment activity.
Net cash used in financing activities was $5.7 million for the six-month period ended June 30, 2011, compared to net cash used in financing activities of $72.6 million for the six-month period ended June 30, 2010. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $11.6 million for the six-month period ended June 30, 2011, compared to net cash provided by operating activities of $17.0 million for the six-month period ended June 30, 2010.
We expect cash from operations, additional borrowings on existing and future credit facilities, funds from certificates of deposit issued through MBB through brokers and other financial institutions and the completion of additional on-balance-sheet term note securitizations to be adequate to support our operations and projected growth for the foreseeable future.
Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using advances under our long-term bank facilities and certificates of deposit issued through MBB. Total cash and cash equivalents available as of June 30, 2011 totaled $51.9 million, compared to $37.0 million at December 31, 2010.
Restricted Interest-earning Deposits with Banks. As of June 30, 2011, we also had $30.9 million of cash that was classified as restricted interest-earning deposits with banks, compared to $47.1 million at December 31, 2010. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $143.8 million at June 30, 2011 and $178.7 million at December 31, 2010. Borrowings outstanding under the Company’s short-term and long-term debt consist of the following:

	For the Six Months Ended June 30, 2011				As of June 30, 2011
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate(3)	Outstanding	Rate(3)	Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$1,600	$—	$—	—%	$—	—%	$1,600
Term note securitizations(2)	—	121,318	102,248	5.35%	76,498	5.13%	—
Long-term loan facilities	125,000	76,255	65,749	5.29%	67,296	5.18%	57,704

	$126,600		$167,997	5.34%	$143,794	5.15%	$59,304

(1)
Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at June 30, 2011, MBB had $8.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.

(3)	Does not include transaction costs.
Federal Funds Line of Credit with Correspondent Bank
MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $1.6 million.
Federal Reserve Discount Window
In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at June 30, 2011, MBB had $8.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.
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
Since our founding through June 30, 2011, we have completed 10 on-balance-sheet term note securitizations of which two remain outstanding. In connection with our securitization transactions, we have transferred leases to our wholly-owned SPEs and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At June 30, 2011 and at December 31, 2010, outstanding term securitizations amounted to $76.5 million and $128.2 million, respectively.

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

Some of the critical financial and credit quality covenants under our borrowing arrangements as of June 30, 2011 include:

	Actual(1)	Requirement
Tangible net worth minimum	$161.6 million	$142.2 million
Debt-to-equity ratio maximum	1.56 to 1	10.0 to 1
Maximum servicer senior leverage ratio	1.26 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	2.42 to 1	1.50 to 1
Maximum portfolio delinquency ratio	0.56%	3.50%
Maximum gross charge-off ratio	3.19%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.
As of June 30, 2011, the Company was in compliance with terms of the long-term loan facilities and the term note securitization agreements.
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
Capital Adequacy. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% of the total capital (6% to be well-capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“Tier 1 Capital”). The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for loan and lease losses, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities.

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
At June 30, 2011, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 28.96%, 28.39% and 29.42%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively. At June 30, 2011, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 34.35%, 40.10% and 41.35%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.
Pursuant to the FDIC Order, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s equity balance at June 30, 2011 was $47.4 million, which qualifies for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the FDIC Order, which assumed total assets of up to $128 million by March 12, 2011 (when its three-year de novo period expired). In March 2011, following the expiration of the de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth.
Information on Stock Repurchases
Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Contractual Obligations (excluding Deposits)
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of June 30, 2011 were as follows:

	Contractual Obligations as of June 30, 2011
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest (1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2011	$30,934	$3,882	$2	$798	$60	$35,676
2012	101,526	3,569	4	1,621	103	106,823
2013	8,563	247	4	789	86	9,689
2014	1,623	102	4	141	21	1,891
2015	1,031	26	—	—	—	1,057
Thereafter	117	—	—	—	—	117

Total	$143,794	$7,826	$14	$3,349	$270	$155,253

(1)	Interest on the variable-rate long-term loan facilities is assumed at the June 30, 2011 rate for the remaining term.
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
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest borrowings and certificates of deposit that the Company issues periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Most recently, we have also used variable-rate long-term loan facilities to finance our new lease originations. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 11.5% to 46.8% and averaged 30.2%. At June 30, 2011, $67.3 million, or 46.8%, of our borrowings were variable-rate borrowings.

The following table presents the contractually scheduled maturities and the related weighted average interest rates for debt obligations as of June 30, 2011 expected as of and for each year ended through December 31, 2015 and for periods thereafter.

	Scheduled Maturities by Calendar Year
						Total
					2015 &	Carrying
	2011	2012	2013	2014	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$30,934	$34,230	$8,563	$1,623	$1,148	$76,498
Average fixed rate	5.37%	5.25%	3.99%	6.21%	6.51%	5.20%
Variable-rate debt	$—	$67,296	$—	$—	$—	$67,296
Average variable rate	—	5.18%	—	—	—	5.18%
Our earnings are sensitive to fluctuations in interest rates. The long-term loan facilities charge a variable rate of interest based on LIBOR. Because our assets are predominately fixed-rate, increases in this market interest rate would generally negatively impact earnings because the rate charged on our borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing under our new leases or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.
For example, the impact of each hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended June 30, 2011 generally would have been to reduce net interest and fee income by approximately $0.5 million based on our average variable-rate borrowings of approximately $49.2 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. However, at June 30, 2011, due to an index floor on certain variable-rate borrowings combined with the current interest rate environment, a 100-basis point increase in the market rates to which the borrowings are indexed would have had no impact on the cost of the borrowing.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements and, in limited situations, changes certain principles or requirements for measuring fair value and disclosing information about fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of the new requirements is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance will affect the presentation of comprehensive income, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Because ASU 2011-05 impacts disclosures only, it will not affect the consolidated earnings, financial position or cash flows of the Company.

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
Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report are designed and operating effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the 1934 Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
During the three-month period ended June 30, 2011, the number of shares of common stock repurchased by Marlin and the average price paid per share is as follows:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares that
	Number of	Average Price	Part of a Publicly	May Yet be Purchased
	Shares	Paid Per	Announced Plan or	Under the Plans or
Time Period	Purchased	Share(1)	Program	Programs
April 1, 2011 to April 30, 2011	8,383	$11.48	8,383	$10,166,918
May 1, 2011 to May 31, 2011	33,010	$12.17	33,010	$9,765,126
June 1, 2011 to June 30, 2011	114,211	$12.04	114,211	$8,389,547

Total for the quarter ended June 30, 2011	155,604	$12.04	155,604	$8,389,547

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
In addition to the repurchases described above, pursuant to the 2003 Equity Plan, participants may have shares withheld to cover income taxes. There were 29,730 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended June 30, 2011, at an average cost of $12.47 per share.

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
32.1
Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text. (Submitted electronically with this report)

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
Date: August 3, 2011