Form 10-Q
period 2011-09-30
MARLIN BUSINESS SERVICES CORP
filed 2011-11-04
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
At October 26, 2011, 12,811,675 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2011

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements
MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
	(Dollars in thousands, except per-
	share data)

ASSETS
Cash and due from banks	$1,289	$2,557
Interest-earning deposits with banks	47,056	34,469

Total cash and cash equivalents	48,345	37,026
Restricted interest-earning deposits with banks (includes $24.1 million and $44.7 million at September 30, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities (“VIEs”))	29,419	47,107
Securities available for sale (amortized cost of $1.7 million and $1.5 million at September 30, 2011 and December 31, 2010, respectively)	1,767	1,534
Net investment in leases and loans (includes $76.5 million and $154.1 million at September 30, 2011 and December 31, 2010, respectively, related to consolidated VIEs)	367,000	351,569
Property and equipment, net	2,183	2,180
Property tax receivables	44	197
Other assets	24,624	28,449

Total assets	$473,382	$468,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$157,398	$92,919
Long-term borrowings (includes $59.8 million and $128.2 million at September 30, 2011 and December 31, 2010, respectively, related to consolidated VIEs)	115,089	178,650
Other liabilities:
Sales and property taxes payable	4,095	1,978
Accounts payable and accrued expenses	8,923	8,019
Net deferred income tax liability	25,470	26,493

Total liabilities	310,975	308,059

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,780,673 and 12,864,665 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	128	129
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	85,159	86,987
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(14)	(132)
Retained earnings	77,136	73,021

Total stockholders’ equity	162,407	160,003

Total liabilities and stockholders’ equity	$473,382	$468,062

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per-share data)

Interest income	$11,073	$11,421	$32,836	$36,245
Fee income	3,105	3,567	9,163	10,884

Interest and fee income	14,178	14,988	41,999	47,129
Interest expense	2,706	3,590	9,061	12,204

Net interest and fee income	11,472	11,398	32,938	34,925
Provision for credit losses	837	2,083	2,940	7,700

Net interest and fee income after provision for credit losses	10,635	9,315	29,998	27,225

Other income:
Insurance income	761	985	2,690	3,130
Loss on derivatives	(8)	(9)	(52)	(128)
Other income	574	354	1,290	948

Other income	1,327	1,330	3,928	3,950

Other expense:
Salaries and benefits	5,559	4,947	16,880	14,659
General and administrative	3,226	3,156	9,842	9,275
Financing related costs	177	131	523	433

Other expense	8,962	8,234	27,245	24,367

Income before income taxes	3,000	2,411	6,681	6,808
Income tax expense	1,169	977	2,566	2,586

Net income	$1,831	$1,434	$4,115	$4,222

Basic earnings per share	$0.14	$0.11	$0.32	$0.33
Diluted earnings per share	$0.14	$0.11	$0.32	$0.33

Weighted average shares used in computing basic earnings per share	12,803,343	12,872,123	12,905,582	12,826,263
Weighted average shares used in computing diluted earnings per share	12,868,740	12,933,439	12,978,024	12,888,662
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
		Common	Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)

Balance, December 31, 2009	12,778,935	$128	$84,674	$(3)	$(267)	$67,353	$151,885
Issuance of common stock	21,398	—	172	—	—	—	172
Repurchase of common stock	(80,925)	(1)	(771)	—	—	—	(772)
Exercise of stock options	35,864	1	161	—	—	—	162
Tax benefit on stock options exercised	—	—	72	—	—	—	72
Stock option compensation recognized	—	—	194	—	—	—	194
Payment of receivables	—	—	—	1	—	—	1
Restricted stock grant	109,393	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	2,486	—	—	—	2,486
Net change related to derivatives, net of tax	—	—	—	—	138	—	138
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	5,668	5,668

Balance, December 31, 2010	12,864,665	$129	$86,987	$(2)	$(132)	$73,021	$160,003
Issuance of common stock	8,598	—	101	—	—	—	101
Repurchase of common stock	(476,276)	(5)	(5,573)	—	—	—	(5,578)
Exercise of stock options	103,215	1	1,028	—	—	—	1,029
Stock option compensation recognized	—	—	72	—	—	—	72
Restricted stock grant	280,471	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	2,547	—	—	—	2,547
Net change related to derivatives, net of tax	—	—	—	—	83	—	83
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	35	—	35
Net income	—	—	—	—	—	4,115	4,115

Balance, September 30, 2011	12,780,673	$128	$85,159	$(2)	$(14)	$77,136	$162,407

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$4,115	$4,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,905	1,938
Stock-based compensation	2,033	2,190
Excess tax benefits from stock-based payment arrangements	(627)	(72)
Amortization of deferred net loss on cash flow hedge derivatives	138	158
Change in fair value of derivatives	52	(2,291)
Provision for credit losses	2,940	7,700
Net deferred income taxes	(1,100)	(4,021)
Amortization of deferred initial direct costs and fees	3,914	5,488
Deferred initial direct costs and fees	(4,004)	(2,449)
Loss on equipment disposed	2,154	1,806
Effect of changes in other operating items:
Other assets	3,416	4,467
Other liabilities	2,970	668

Net cash provided by operating activities	17,906	19,804

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(160,627)	(91,477)
Principal collections on leases and loans	138,085	164,783
Security deposits collected, net of refunds	(1,574)	(2,110)
Proceeds from the sale of equipment	3,681	3,727
Acquisitions of property and equipment	(706)	(332)
Change in restricted interest-earning deposits with banks	17,688	16,016
Purchases of securities available for sale	(176)	(1,527)

Net cash provided by (used in) investing activities	(3,629)	89,080

Cash flows from financing activities:
Issuances of common stock	101	74
Repurchases of common stock	(5,578)	(562)
Exercise of stock options	988	162
Excess tax benefits from stock-based payment arrangements	627	72
Debt issuance costs	(14)	(1,529)
Term securitization advances	—	68,169
Term securitization repayments	(68,398)	(135,383)
Warehouse and bank facility advances	37,681	24,488
Warehouse and bank facility repayments	(32,844)	(72,402)
Increase in deposits	64,479	15,070

Net cash used in financing activities	(2,958)	(101,841)

Net increase in total cash and cash equivalents	11,319	7,043
Total cash and cash equivalents, beginning of period	37,026	37,057

Total cash and cash equivalents, end of period	$48,345	$44,100

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$7,983	$10,957
Net cash paid (refunds received) for income taxes	$231	$3,710
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
NOTE 2 — Basis of Financial Statement Presentation and Critical Accounting Policies
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2011 and the results of operations for the three- and nine-month periods ended September 30, 2011 and 2010, and cash flows for the nine-month periods ended September 30, 2011 and 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011. The consolidated results of operations for the three- and nine-month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results for the respective full years or any other period. All intercompany accounts and transactions have been eliminated in consolidation.
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
As previously disclosed, based on feedback the Company received from the Federal Reserve Bank of Philadelphia in April 2011, the Company is operating under its established methodology for determining its allowance for credit losses, which methodology will be reviewed by the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions during their next regularly scheduled commercial bank examination of Marlin Business Bank.
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
In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At September 30, 2011, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.
The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2005 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009 to claim refunds of approximately $15.4 million as discussed in Note 13 to the Company’s Form 10-K for December 31, 2010. These amendments are subject to review by the various jurisdictions.
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

NOTE 3 — Net Investment in Leases and Loans
Net investment in leases and loans consists of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

Minimum lease payments receivable	$411,233	$389,247
Estimated residual value of equipment	33,868	37,320
Unearned lease income, net of initial direct costs and fees deferred	(69,898)	(63,355)
Security deposits	(3,451)	(5,026)
Loans, including unamortized deferred fees and costs	707	1,101
Allowance for credit losses	(5,459)	(7,718)

	$367,000	$351,569

At September 30, 2011, a total of $160.5 million of minimum lease payments receivable is assigned as collateral for borrowings, including the amounts related to consolidated VIEs.
Initial direct costs net of fees deferred were $6.9 million and $6.8 million as of September 30, 2011 and December 31, 2010, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At September 30, 2011 and December 31, 2010, $27.6 million and $30.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.
Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of September 30, 2011:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)

Period Ending December 31,
2011	$48,512	$10,829
2012	161,232	30,932
2013	102,021	16,859
2014	57,596	7,966
2015	32,459	2,938
Thereafter	9,413	374

	$411,233	$69,898

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of September 30, 2011 and December 31, 2010, the Company maintained total finance receivables which were on a non-accrual basis of $1.2 million and $2.0 million, respectively. As of September 30, 2011 and December 31, 2010, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $1.3 million and $2.2 million, respectively. (See Note 4 for additional asset quality information.)

NOTE 4 — Allowance for Credit Losses
In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.
The chart which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2011	2010	2011	2010	2010
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$6,175	$9,151	$7,718	$12,193	$12,193

Charge-offs	(2,029)	(3,659)	(6,904)	(14,023)	(17,095)
Recoveries	476	780	1,705	2,485	3,182

Net charge-offs	(1,553)	(2,879)	(5,199)	(11,538)	(13,913)

Provision for credit losses	837	2,083	2,940	7,700	9,438

Allowance for credit losses, end of period(1)	$5,459	$8,355	$5,459	$8,355	$7,718

Annualized net charge-offs to average total finance receivables (2)	1.73%	3.10%	1.96%	3.85%	3.58%

Allowance for credit losses to total finance receivables, end of period (2)	1.49%	2.31%	1.49%	2.31%	2.19%

Average total finance receivables (2)	$359,451	$371,833	$353,348	$399,638	$389,001
Total finance receivables, end of period (2)	$365,610	$362,328	$365,610	$362,328	$352,527

Delinquencies greater than 60 days past due	$1,934	$4,213	$1,934	$4,213	$3,504
Delinquencies greater than 60 days past due (3)	0.47%	1.05%	0.47%	1.05%	0.90%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	282.26%	198.31%	282.26%	198.31%	220.26%

Non-accrual leases and loans, end of period	$1,151	$2,398	$1,151	$2,398	$1,996
Renegotiated leases and loans, end of period	$1,304	$2,640	$1,304	$2,640	$2,221

(1)
At September 30, 2011, there was no allowance for credit losses allocated to loans. The allowance for credit losses allocated to loans at September 30, 2010 and December 31, 2010 was $0.1 million and $0.1 million, respectively.

(2)
Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

(3)	Calculated as a percent of minimum lease payments receivable for leases and as a percent of principal outstanding for loans.
Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At September 30, 2011, September 30, 2010 and December 31, 2010, there were no finance receivables past due 90 days or more and still accruing.
Net charge-offs for the three-month period ended September 30, 2011 were $1.6 million (1.73% of average total finance receivables on an annualized basis), compared to $1.6 million (1.86% of average total finance receivables on an annualized basis) for the three-month period ended June 30, 2011. The decrease in net charge-offs during the three-month period ended September 30, 2011 compared to recent previous periods is primarily due to improving delinquency migrations and lower portfolio balances. Our key credit quality indicator is delinquency status.

As previously disclosed, based on feedback the Company received from the Federal Reserve Bank of Philadelphia in April 2011, the Company is operating under its established methodology for determining its allowance for credit losses, which methodology will be reviewed by the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions during their next regularly scheduled commercial bank examination of Marlin Business Bank.
NOTE 5 — Other Assets
Other assets are comprised of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

Accrued fees receivable	$1,765	$2,250
Deferred transaction costs	1,474	2,420
Prepaid expenses	1,334	1,674
Income taxes receivable	17,903	20,711
Other	2,148	1,394

	$24,624	$28,449

NOTE 6 — Commitments and Contingencies
MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.142% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. At September 30, 2011, MBB had an unfunded commitment of $1.4 million for this activity. Unless renewed prior to termination, MBB’s membership in the consortium will expire in June 2013.
The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 7 — Deposits
Effective March 12, 2008, the Company opened MBB. MBB currently provides diversification of the Company’s funding sources primarily through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships and through FDIC-insured retail deposits directly from other financial institutions. As of September 30, 2011, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in
thousands)

Period Ending December 31,
2011	$9,355
2012	60,343
2013	38,993
2014	30,454
2015	15,949
Thereafter	2,304

Total	$157,398

All time deposits are in denominations of less than $250,000 and all are fully insured by the FDIC. The weighted average all-in interest rate of deposits outstanding at September 30, 2011 was 1.73%.
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
Scheduled principal and interest payments on outstanding borrowings as of September 30, 2011 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)

Period Ending December 31,
2011	$14,354	$2,347
2012	89,155	2,856
2013	8,606	212
2014	1,736	89
2015	1,110	16
Thereafter	128	—

Total	$115,089	$5,520

(1)	Interest on variable-rate long-term borrowings is assumed at the September 30, 2011 rate for the remaining term.
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

	September 30, 2011		December 31, 2010
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)

Assets
Securities available for sale	$1,767	$—	$1,534	$—
Interest-rate caps purchased	—	7	—	14
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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$48,345	$48,345	$37,026	$37,026
Restricted interest-earning deposits with banks	29,419	29,419	47,107	47,107
Securities available for sale	1,767	1,767	1,534	1,534
Loans	707	707	1,040	1,025
Interest-rate caps purchased	7	7	14	14

Liabilities
Deposits	157,398	159,160	92,919	94,602
Long-term borrowings	115,089	117,203	178,650	183,088
Accounts payable and accrued expenses (1)	13,018	13,018	9,997	9,997

(1)	Includes sales and property taxes payable.
The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.
(a) Cash and Cash Equivalents
The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of September 30, 2011 and December 31, 2010, because they bear interest at market rates and have maturities of less than 90 days.
(b) Restricted Interest-Earning Deposits with Banks
The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at September 30, 2011 and December 31, 2010.
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
(g) Long-Term Borrowings
The fair value of the Company’s debt and secured borrowings is estimated by discounting cash flows at indicative market rates applicable to the Company’s debt and secured borrowings of the same or similar remaining maturities.
(h) Accounts Payable and Accrued Expenses
The carrying amount of the Company’s accounts payable and accrued expenses approximates fair value as of September 30, 2011 and December 31, 2010, because of the relatively short timeframe to realization.

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
The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per-share data)

Net income	$1,831	$1,434	$4,115	$4,222

Weighted average common shares outstanding	11,880,834	11,919,693	11,931,519	11,876,168
Add: Unvested restricted stock awards considered participating securities	922,509	952,430	974,063	950,095

Adjusted weighted average common shares used in computing basic EPS	12,803,343	12,872,123	12,905,582	12,826,263
Add: Effect of dilutive stock options	65,397	61,316	72,442	62,399

Adjusted weighted average common shares used in computing diluted EPS	12,868,740	12,933,439	12,978,024	12,888,662

Net earnings per common share:
Basic	$0.14	$0.11	$0.32	$0.33

Diluted	$0.14	$0.11	$0.32	$0.33

For the three-month periods ended September 30, 2011 and September 30, 2010, options to purchase 322,817 and 344,950 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.
For the nine-month periods ended September 30, 2011 and September 30, 2010, options to purchase 343,490 and 406,827 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 11 — Comprehensive Income
The following table details the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income	$1,831	$1,434	$4,115	$4,222

Other comprehensive income:
Amortization of net deferred losses on cash flow hedge derivatives	34	76	138	158
Change in fair value of securities available for sale	41	11	57	31
Tax effect	(29)	(35)	(77)	(75)

Total other comprehensive income	46	52	118	114

Comprehensive income	$1,877	$1,486	$4,233	$4,336

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
The Company purchased 207,470 shares of its common stock at an average cost of $11.49 per share during the three-month period ended September 30, 2011. The Company purchased 378,668 shares of its common stock at an average cost of $11.71 per share during the nine-month period ended September 30, 2011. The Company purchased 2,847 shares of its common stock at an average cost of $10.43 per share during the three- and nine-month periods ended September 30, 2010. At September 30, 2011, the Company had $6.0 million remaining in its stock repurchase plan authorized by the Board of Directors.
In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 10,683 and 97,608 shares repurchased to cover income taxes during the three- and nine-month periods ended September 30, 2011, at average per-share costs of $12.58 and $11.73, respectively. There were 425 and 58,595 shares repurchased to cover income taxes during the three- and nine-month periods ended September 30, 2010, at average per-share costs of $10.87 and $9.09, respectively.
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
MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at September 30, 2011 was $48.4 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At September 30, 2011, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at September 30, 2011.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)

Tier 1 Leverage Capital
Marlin Business Services Corp.	34.46%	$162,421	4%	$18,852	5%		$23,565
Marlin Business Bank	24.45%	$48,379	5%	$9,892	5%		$9,892
Tier 1 Risk-based Capital
Marlin Business Services Corp.	39.23%	$162,421	4%	$16,562	6%		$24,843
Marlin Business Bank	23.34%	$48,379	6%	$12,434	6%		$12,434
Total Risk-based Capital
Marlin Business Services Corp.	40.48%	$167,623	8%	$33,124	10%		$41,405

Marlin Business Bank	24.24%	$50,227	15%	$31,085	10	% (1)	$20,724

(1)	MBB is required to maintain “well-capitalized” status. In addition, MBB must maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Order.
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
Pursuant to the FDIC Order, MBB must keep its total risk-based capital ratio above 15%. MBB’s equity balance at September 30, 2011 was $48.4 million, which qualifies MBB for “well capitalized” status.
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
NOTE 13 — Stock-Based Compensation
Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 3,300,000. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 194,697 shares available for future grants under the 2003 Plan as of September 30, 2011, of which 56,680 shares were available to be issued as restricted stock grants.
Total stock-based compensation expense was $0.4 million for the three-month period ended September 30, 2011 and $0.4 million for the three-month period ended September 30, 2010. Total stock-based compensation expense was $2.0 million and $2.2 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.6 million and $0.1 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.
Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of September 30, 2011. There were no revisions to performance assumptions during the nine-month periods ended September 30, 2011 and September 30, 2010.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.
There were no stock options granted during the three-month and nine-month periods ended September 30, 2011. In addition to the stock options granted pursuant to the May 2010 stock option exchange program, there were no stock options granted during the three-month period ended September 30, 2010 and 5,000 stock options granted during the nine-month period ended September 30, 2010.
A summary of option activity for the nine month period ended September 30, 2011 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share
Outstanding, December 31, 2010	648,153	$9.99
Granted	—	—
Exercised	(103,215)	9.57
Forfeited	(1,013)	12.41
Expired	—	—

Outstanding, September 30, 2011	543,925	10.06

During the three-month periods ended September 30, 2011 and September 30, 2010, the Company recognized total compensation expense related to options of $0.1 million and $0.1 million, respectively. During the nine-month periods ended September 30, 2011 and September 30, 2010, the Company recognized total compensation expense related to options of $0.1 million and $0.2 million, respectively.
There were 93,940 stock options exercised during the three-month period ended September 30, 2011. There were no stock options exercised for the three-month period ended September 30, 2010. The total pretax intrinsic value of stock options exercised was $0.1 million for the three-month period ended September 30, 2011. The related tax benefit realized from the exercise of stock options for the three-month period ended September 30, 2011 was $0.1 million.
The total pretax intrinsic values of stock options exercised were $0.1 million and $0.2 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. The related tax benefits realized from the exercise of stock options for the nine-month periods ended September 30, 2011 and September 30, 2010 were $0.1 million and $0.1 million, respectively.
The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2011:

Options Outstanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$3.39	76,650	0.6	$3.39	$553	76,650	0.6	$3.39	$553
$7.17 - 10.18	260,588	3.5	9.16	375	122,911	3.5	8.79	222
$12.08 - 12.41	144,599	5.6	12.40	—	29,942	5.6	12.40	—
$14.00 - 16.01	39,984	2.3	14.33	—	37,253	2.2	14.33	—
$19.78 - 21.50	22,104	1.7	20.80	—	22,104	1.7	20.81	—

	543,925	3.5	10.06	$928	288,860	2.6	9.37	$775

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.60 as of September 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2011, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 1.3 years, based on the most probable performance assumptions as of September 30, 2011. In the event maximum performance targets are achieved, an additional $0.4 million of compensation cost would be recognized over a weighted average period of 0.4 years.
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
Of the total restricted stock awards granted during the nine-month period ended September 30, 2011, 212,360 shares may be subject to accelerated vesting based on performance factors; no shares have vesting contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of September 30, 2011. There were no revisions to performance assumptions for the nine-month periods ended September 30, 2011 and September 30, 2010, although vesting was accelerated in 2011 on certain awards based on an annual evaluation of the achievement of performance criteria, as described below.
The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.
The following table summarizes the activity of the non-vested restricted stock during the nine months ended September 30, 2011:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2010	954,029	$7.90
Granted	288,571	11.11
Vested	(302,535)	6.86
Forfeited	(8,100)	12.90

Outstanding at September 30, 2011	931,965	9.19

During the three-month periods ended September 30, 2011 and September 30, 2010, the Company granted restricted stock awards with grant date fair values totaling $0.2 million and $0.1 million, respectively. During the nine-month periods ended September 30, 2011 and September 30, 2010, the Company granted restricted stock awards with grant date fair values totaling $3.2 million and $1.3 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.4 million and $0.4 million of compensation expense related to restricted stock for the three-month periods ended September 30, 2011 and September 30, 2010, respectively. The Company recognized $2.0 million and $2.0 million of compensation expense related to restricted stock for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. Of the $2.0 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2011, approximately $0.6 million related to the acceleration of vesting based on an annual evaluation of the achievement of certain performance criteria during the first quarter 2011.
As of September 30, 2011, there was $5.4 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.4 years, based on the most probable performance assumptions as of September 30, 2011. In the event performance targets are achieved, $2.5 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.2 years. In addition, certain of the awards granted may result in the issuance of 163,783 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.
The fair values of shares that vested during the three-month periods ended September 30, 2011 and September 30, 2010 were $0.4 million and $0.1 million, respectively. The fair values of shares that vested during the nine-month periods ended September 30, 2011 and September 30, 2010 were $3.6 million and $1.6 million, respectively.
NOTE 14 – Subsequent Events
On October 20, 2011, the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend, with the first quarterly dividend of $0.06 per share declared on November 3, 2011. The quarterly dividend is scheduled to be paid on November 28, 2011, to shareholders of record on the close of business on November 14, 2011, which is expected to result in a dividend payment of approximately $0.8 million. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

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
Overview
We are a nationwide provider of equipment financing solutions, primarily to small businesses. We finance over 100 categories of commercial equipment important to our end user customers including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and, to a much lesser extent, through direct solicitation of our end user customers and through relationships with select lease brokers. Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2011, our lease portfolio consisted of approximately 66,000 accounts with an average original term of 50 months and average original transaction size of approximately $11,500.
Since our founding in 1997, we have grown to $473.4 million in total assets at September 30, 2011. Our assets are substantially comprised of our net investment in leases and loans which totaled $367.0 million at September 30, 2011.
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

	Nine Months
	Ended
	September 30,	As of or For the Year Ended December 31,
	2011	2010	2009	2008	2007	2006
Number of sales account executives	95	87	38	86	118	100
Number of originating sources(1)	799	604	465	1,014	1,246	1,295

(1)	Monthly average of origination sources generating lease volume
Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also significantly impacted by credit losses. For the quarter ended September 30, 2011, our annualized net credit losses were 1.73% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.
Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 65% of our lease portfolio at September 30, 2011 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.
Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity securities. Our variable-rate borrowing currently consists of long-term loan facilities. We have traditionally issued fixed-rate term debt through the asset-backed securitization market. Historically, leases were funded through variable-rate warehouse facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions. As of September 30, 2011, $59.8 million, or 51.9%, of our borrowings were fixed-rate term note securitizations.
In addition, since its opening on March 12, 2008, MBB has provided diversification of the Company’s funding sources through the issuance of FDIC-insured certificates of deposit raised nationally primarily through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of September 30, 2011, total MBB deposits were $157.4 million.
Fixed rate leases not funded with deposits are financed with variable-rate debt. Therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous warehouse facilities, our current long-term loan facilities do not require annual refinancing, but failure to renew the existing facilities or to obtain additional financing could restrict our growth and future financial performance.

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
From time to time we may use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active interest-rate swap agreements at September 30, 2011.
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
We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross-section of variables including industry, geography, equipment type, obligor and vendor. We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis, historic delinquencies and charge-offs, historic bankruptcies, historic performance of restructured accounts and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic conditions and trends or business practices at the reporting date that are different from the periods used in the quantitative analysis. Adjustments due to such qualitative factors increased the allowance for credit losses by approximately $0.3 million and $0.2 million at September 30, 2011 and December 31, 2010, respectively.
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
As previously disclosed, based on feedback the Company received from the Federal Reserve Bank of Philadelphia in April 2011, the Company is operating under its established methodology for determining its allowance for credit losses, which methodology will be reviewed by the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions during their next regularly scheduled commercial bank examination of Marlin Business Bank.
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

At September 30, 2011, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009 to claim refunds of approximately $15.4 million as discussed in Note 13 to the Company’s Form 10-K for December 31, 2010. These amendments are subject to review by the various jurisdictions.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended September 30, 2011 and September 30, 2010
Net income. Net income of $1.8 million was reported for the three-month period ended September 30, 2011, resulting in diluted earnings per share of $0.14, compared to net income of $1.4 million and diluted earnings per share of $0.11 for the three-month period ended September 30, 2010.
Return on average assets was 1.56% for the three-month period ended September 30, 2011, compared to 1.19% for the three-month period ended September 30, 2010. Return on average equity was 4.53% for the three-month period ended September 30, 2011, compared to 3.73% for the three-month period ended September 30, 2010.
Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2011 decreased 3.3% to $359.5 million, compared to $371.8 million for the three-month period ended September 30, 2010. We continue to assess and adjust our credit underwriting guidelines in response to economic conditions, and over the past twelve months we have added to the sales organization to increase originations.
During the three months ended September 30, 2011, we generated 4,580 new leases with a cost of $59.7 million, compared to 3,253 new leases with a cost of $35.8 million generated for the three months ended September 30, 2010. Much of the change in volume is the result of increasing sales staffing levels from 84 sales account executives at September 30, 2010 to 95 sales account executives at September 30, 2011. Approval rates also rose from 49% for the quarter ended September 30, 2010 to 60% for the quarter ended September 30, 2011 due to the improved credit quality of the applications received and adjustments made to credit policy in light of the continued strong performance of recent years’ lease originations.
The provision for credit losses decreased $1.3 million, or 61.9%, to $0.8 million for the three-month period ended September 30, 2011 from $2.1 million for the same period in 2010, primarily due to lower charge-offs, improved delinquencies and a reduced portfolio size. For the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, net interest and fee income increased $0.1 million, or 0.9%, primarily due to a lower cost of funds on liabilities, partially offset by the impact of the 3.3% decrease in average total finance receivables. Other expenses increased $0.8 million, or 9.8%, for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, primarily due to increased salaries and benefits expense related to increased sales staffing levels.
Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2011 and September 30, 2010.

	Three Months Ended September 30,
	2011			2010
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$47,173	$7	0.06%	$35,647	$17	0.19%
Restricted interest-earning deposits with banks	29,533	1	0.02	62,293	23	0.15
Securities available for sale	1,744	14	3.11	1,541	13	3.37
Net investment in leases(3)	358,753	11,041	12.31	369,973	11,317	12.24
Loans receivable(3)	699	10	5.47	1,860	51	10.97

Total interest-earning assets	437,902	11,073	10.11	471,314	11,421	9.70

Non-interest-earning assets:
Cash and due from banks	1,291			1,267
Property and equipment, net	2,128			2,125
Property tax receivables	196			718
Other assets(4)	26,670			6,083

Total non-interest-earning assets	30,285			10,193

Total assets	$468,187			$481,507

Interest-bearing liabilities:
Deposits(5)	$139,331	$678	1.95%	96,294	$650	2.70%
Long-term borrowings(5)	128,860	2,028	6.29	205,896	2,940	5.71

Total interest-bearing liabilities	268,191	2,706	4.04	302,190	3,590	4.75

Non-interest-bearing liabilities:
Sales and property taxes payable	4,529			5,468
Accounts payable and accrued expenses	8,180			6,504
Net deferred income tax liability	25,642			13,704

Total non-interest-bearing liabilities	38,351			25,676

Total liabilities	306,542			327,866
Stockholders’ equity	161,645			153,641

Total liabilities and stockholders’ equity	$468,187			$481,507

Net interest income		$8,367			$7,831
Interest rate spread(6)			6.07%			4.95%
Net interest margin(7)			7.64%			6.65%
Ratio of average interest-earning assets to average interest-bearing liabilities			163.28%			155.97%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

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

	Three Months Ended September 30, 2011 Compared To
	Three Months Ended September 30, 2010
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$4	$(14)	$(10)
Restricted interest-earning deposits with banks	(8)	(14)	(22)
Securities available for sale	2	(1)	1
Net investment in leases	(345)	69	(276)
Loans receivable	(23)	(18)	(41)
Total interest income	(831)	483	(348)

Interest expense:
Deposits	241	(213)	28
Long-term borrowings	(1,188)	276	(912)
Total interest expense	(378)	(506)	(884)

Net interest income	(582)	1,118	536

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the three-month periods ended September 30, 2011 and September 30, 2010.

	Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Interest income	$11,073	$11,421
Fee income	3,105	3,567

Interest and fee income	14,178	14,988
Interest expense	2,706	3,590

Net interest and fee income	11,472	11,398

Average total finance receivables(1)	$359,451	$371,833

Percent of average total finance receivables:
Interest income	12.32%	12.28%
Fee income	3.46	3.84

Interest and fee income	15.78	16.12
Interest expense	3.01	3.86

Net interest and fee margin	12.77%	12.26%

(1)
Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $0.1 million, or 0.9%, to $11.5 million for the three months ended September 30, 2011 from $11.4 million for the three months ended September 30, 2010. The annualized net interest and fee margin increased 51 basis points to 12.77% in the three-month period ended September 30, 2011 from 12.26% for the same period in 2010.
Interest income, net of amortized initial direct costs and fees, decreased $0.3 million, or 2.6%, to $11.1 million for the three-month period ended September 30, 2011 from $11.4 million for the three-month period ended September 30, 2010. The decrease in interest income was due principally to the 3.3% decrease in average total finance receivables, which decreased $12.3 million to $359.5 million at September 30, 2011 from $371.8 million at September 30, 2010, partially offset by an increase in average yield of 4 basis points. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. The average yield on the portfolio increased, primarily due to continued higher yields on the new leases compared to the yields on the leases repaying. However, the weighted average implicit interest rate on new finance receivables originated decreased 185 basis points to 12.55% for the three-month period ended September 30, 2011, compared to 14.40% for the three-month period ended September 30, 2010, primarily due to a change in mix of new origination types toward larger program opportunities.
Fee income decreased $0.5 million, or 13.9%, to $3.1 million for the three-month period ended September 30, 2011 from $3.6 million for the three-month period ended September 30, 2010. Fee income included approximately $1.2 million of net residual income for the three-month period ended September 30, 2011 and $1.3 million for the three-month period ended September 30, 2010. Fee income also included approximately $1.7 million in late fee income for the three-month period ended September 30, 2011, which decreased 10.5% from $1.9 million for the three-month period ended September 30, 2010. The decrease in late fee income was primarily due to the decrease in average total finance receivables, combined with an increase in timely payments by customers.

Fee income, as an annualized percentage of average total finance receivables, decreased 38 basis points to 3.46% for the three-month period ended September 30, 2011 from 3.84% for the same period in 2010. Late fees remained the largest component of fee income at 1.88% as a percentage of average total finance receivables for the three-month period ended September 30, 2011, compared to 2.07% for the three-month period ended September 30, 2010. As a percentage of average total finance receivables, net residual income was 1.32% for the three-month period ended September 30, 2011, compared to 1.42% for the three-month period ended September 30, 2010.
Interest expense decreased $0.9 million to $2.7 million for the three-month period ended September 30, 2011 from $3.6 million for the three-month period ended September 30, 2010. The decrease was primarily due to a shift in our funding mix toward lower-cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 85 basis points to 3.01% for the three-month period ended September 30, 2011, from 3.86% for the same period in 2010.
The weighted average interest rate, excluding transaction costs, on borrowings was 5.38% for the quarter ended September 30, 2011, compared to 5.10% for the same period in 2010. The higher weighted average interest rate primarily reflects the interest rates associated with the remaining term securitization borrowings. The average balance for our variable-rate debt was $60.9 million for the three months ended September 30, 2011, compared to $25.4 million for the three months ended September 30, 2010. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 5.31% for the quarter ended September 30, 2011, compared to 5.50% for the same period in 2010. For the three months ended September 30, 2011, average term securitization borrowings outstanding were $68.0 million at a weighted average coupon of 5.44%, compared to $180.5 million at a weighted average coupon of 5.03% for the same period in 2010.
Our wholly-owned subsidiary, MBB, provides an additional funding source. FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $0.7 million, or 1.95% as a percentage of weighted average deposits, for the three-month period ended September 30, 2011. The average balance of deposits was $139.3 million for the three-month period ended September 30, 2011. Interest expense on deposits was $0.7 million, or 2.70% as a percentage of weighted average deposits, for the three-month period ended September 30, 2010. The average balance of deposits was $96.3 million for the three-month period ended September 30, 2010.
Insurance income. Insurance income decreased $0.2 million to $0.8 million for the three-month period ended September 30, 2011 from $1.0 million for the three-month period ended September 30, 2010, primarily due to higher claims in combination with lower billings from lower total finance receivables.
Other income. Other income increased $0.2 million to $0.6 million for the three-month period ended September 30, 2011 from $0.4 million for the three-month period ended September 30, 2010. Other income includes various administrative transaction fees, fees received from lease syndications and gains on sales of leases.
Salaries and benefits expense. Salaries and benefits expense increased $0.7 million, or 14.3%, to $5.6 million for the three month period ended September 30, 2011 from $4.9 million for the same period in 2010. Salaries and benefits expense, as a percentage of average total finance receivables, was 6.19% for the three-month period ended September 30, 2011 compared with 5.32% for the same period in 2010. Total personnel increased to 247 at September 30, 2011 from 229 at September 30, 2010, primarily due to increased sales staffing levels, which were 95 sales account executives at September 30, 2011, compared to 84 sales account executives at September 30, 2010.
General and administrative expense. General and administrative expense remained unchanged at $3.2 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010. General and administrative expense as an annualized percentage of average total finance receivables was 3.59% for the three-month period ended September 30, 2011, compared to 3.40% for the three-month period ended September 30, 2010. Selected major components of general and administrative expense for the three-month period ended September 30, 2011 included $0.7 million of premises and occupancy expense, $0.4 million of audit and tax expense, $0.3 million of data processing expense and $0.2 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended September 30, 2010 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax expense, $0.3 million of data processing expense and $0.1 million of marketing expense.
Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs were $0.2 million for the three-month period ended September 30, 2011 and $0.1 million for the same period in 2010. The change is primarily due to higher average commitment levels outstanding during the current period.

Provision for credit losses. The provision for credit losses decreased $1.3 million, or 61.9%, to $0.8 million for the three months ended September 30, 2011 from $2.1 million for the same period in 2010. The decrease in the provision for credit losses was primarily due to lower charge-offs, improved delinquencies and a reduced portfolio size. Net charge-offs were $1.6 million for the three-month period ended September 30, 2011, compared to $2.9 million for the same period in 2010. Net charge-offs as a percentage of average total finance receivables decreased to 1.73% during the three-month period ended September 30, 2011, from 3.10% for the same period in 2010. The allowance for credit losses decreased to approximately $5.5 million at September 30, 2011, a decrease of $2.2 million from $7.7 million at December 31, 2010.
Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”
Provision for income taxes. Income tax expense of $1.2 million was recorded for the three-month period ended September 30, 2011, compared to an expense of $1.0 million for the same period in 2010. The change is primarily attributable to the change in pretax income recorded for the three-month period ended September 30, 2011. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 39.0% for the three-month period ended September 30, 2011, compared to 40.5% for the three-month period ended September 30, 2010. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.
Comparison of the Nine-Month Periods Ended September 30, 2011 and September 30, 2010
Net income. Net income of $4.1 million was reported for the nine-month period ended September 30, 2011, resulting in diluted earnings per share of $0.32, compared to net income of $4.2 million and diluted earnings per share of $0.33 for the nine-month period ended September 30, 2010.
Return on average assets was 1.17% for the nine-month period ended September 30, 2011, compared to 1.10% for the nine-month period ended September 30, 2010. Return on average equity was 3.40% for the nine-month period ended September 30, 2011, compared to 3.71% for the nine-month period ended September 30, 2010.
Overall, our average net investment in total finance receivables for the nine-month period ended September 30, 2011 decreased 11.6% to $353.3 million, compared to $399.6 million for the nine-month period ended September 30, 2010. We continue to assess and adjust our credit underwriting guidelines in response to economic conditions, and over the past twelve months we have added to the sales organization to increase originations.
During the nine months ended September 30, 2011, we generated 13,086 new leases with a cost of $160.6 million, compared to 8,738 new leases with a cost of $91.1 million generated for the nine months ended September 30, 2010. Much of the change in volume is the result of increasing sales staffing levels to 95 sales account executives at September 30, 2011 from 84 sales account executives at September 30, 2010. Approval rates also rose from 48% for the nine-month period ended September 30, 2010 to 59% for the nine-month period ended September 30, 2011 due to the improved credit quality of the applications received and adjustments made to credit policy in light of the continued strong performance of recent years’ lease originations.
The provision for credit losses decreased $4.8 million, or 62.3%, to $2.9 million for the nine-month period ended September 30, 2011 from $7.7 million for the same period in 2010, primarily due to lower charge-offs, improved delinquencies and a reduced portfolio size. For the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010, net interest and fee income decreased $2.0 million, or 5.7%, primarily due to a 11.6% decrease in average total finance receivables. Other expenses increased $2.8 million, or 11.5%, for the nine-month period ended September 30, 2011, compared to the nine-month period ended September 30, 2011, primarily due to increased salaries and benefits expense related to increased sales staffing levels.
Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2011 and September 30, 2010.

	Nine Months Ended September 30,
	2011			2010
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$43,460	$27	0.09%	$37,455	$30	0.11%
Restricted interest-earning deposits with banks	37,247	18	0.06	63,471	55	0.12
Securities available for sale	1,687	41	3.21	932	27	3.79
Net investment in leases(3)	352,564	32,713	12.37	396,879	35,888	12.06
Loans receivable(3)	784	37	6.21	2,759	245	11.84

Total interest-earning assets	435,742	32,836	10.05	501,496	36,245	9.64

Non-interest-earning assets:
Cash and due from banks	1,824			1,663
Property and equipment, net	2,155			2,256
Property tax receivables	969			1,934
Other assets(4)	27,006			6,435

Total non-interest-earning assets	31,954			12,288

Total assets	$467,696			$513,784

Interest-bearing liabilities:
Deposits(5)	$113,155	$1,883	2.22%	90,787	$1,936	2.84%
Short-term borrowings(5)	—	—	—	$9,618	344	4.77
Long-term borrowings(5)	154,952	7,178	6.18	234,892	9,924	5.63

Total interest-bearing liabilities	268,107	9,061	4.51	335,297	12,204	4.85

Non-interest-bearing liabilities:
Fair value of derivatives	—			789
Sales and property taxes payable	3,859			5,462
Accounts payable and accrued expenses	8,340			5,927
Net deferred income tax liability	26,019			14,778

Total non-interest-bearing liabilities	38,218			26,956

Total liabilities	306,325			362,253

Stockholders’ equity	161,371			151,531

Total liabilities and stockholders’ equity	$467,696			$513,784

Net interest income		$23,775			$24,041
Interest rate spread(6)			5.54%			4.79%
Net interest margin(7)			7.27%			6.39%
Ratio of average interest-earning assets to average interest-bearing liabilities			162.53%			149.57%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.

(2)	Annualized.

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

	Nine Months Ended September 30, 2011 Compared To
	Nine Months Ended September 30, 2010
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$4	$(7)	$(3)
Restricted interest-earning deposits with banks	(18)	(19)	(37)
Securities available for sale	19	(5)	14
Net investment in leases	(4,092)	917	(3,175)
Loans receivable	(125)	(83)	(208)
Total interest income	(4,905)	1,496	(3,409)

Interest expense:
Deposits	422	(475)	(53)
Short-term borrowings	(172)	(172)	(344)
Long-term borrowings	(3,631)	885	(2,746)
Total interest expense	(2,317)	(826)	(3,143)

Net interest income	(3,364)	3,098	(266)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the nine-month periods ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Interest income	$32,836	$36,245
Fee income	9,163	10,884

Interest and fee income	41,999	47,129
Interest expense	9,061	12,204

Net interest and fee income	32,938	34,925

Average total finance receivables(1)	$353,348	$399,638

Percent of average total finance receivables:
Interest income	12.39%	12.09%
Fee income	3.46	3.63

Interest and fee income	15.85	15.72
Interest expense	3.42	4.07

Net interest and fee margin	12.43%	11.65%

(1)
Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $2.0 million, or 5.7%, to $32.9 million for the nine months ended September 30, 2011 from $34.9 million for the nine months ended September 30, 2010. The annualized net interest and fee margin increased 78 basis points to 12.43% in the nine-month period ended September 30, 2011 from 11.65% for the same period in 2010.
Interest income, net of amortized initial direct costs and fees, decreased $3.4 million, or 9.4%, to $32.8 million for the nine-month period ended September 30, 2011 from $36.2 million for the nine-month period ended September 30, 2010. The decrease in interest income was due principally to a 11.6% decrease in average total finance receivables, which decreased $46.3 million to $353.3 million at September 30, 2011 from $399.6 million at September 30, 2010, partially offset by an increase in average yield of 30 basis points. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. The average yield on the portfolio increased, primarily due to continued higher yields on the new leases compared to the yields on the leases repaying. However, the weighted average implicit interest rate on new finance receivables originated decreased 173 basis points to 12.96% for the nine-month period ended September 30, 2011, compared to 14.69% for the nine-month period ended September 30, 2010, primarily due to a change in mix of new origination types toward larger program opportunities.
Fee income decreased $1.7 million, or 15.6%, to $9.2 million for the nine-month period ended September 30, 2011 from $10.9 million for the nine-month period ended September 30, 2010. Fee income included approximately $3.5 million of net residual income for the nine-month period ended September 30, 2011, compared to $4.0 million for the nine-month period ended September 30, 2010. Fee income also included approximately $5.0 million in late fee income for the nine-month period ended September 30, 2011, which decreased 16.7% from $6.0 million for the nine-month period ended September 30, 2010. The decrease in late fee income was primarily due to an increase in timely payments by customers, combined with the decrease in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, decreased 17 basis points to 3.46% for the nine-month period ended September 30, 2011 from 3.63% for the same period in 2010. Late fees remained the largest component of fee income at 1.88% as a percentage of average total finance receivables for the nine-month period ended September 30, 2011, compared to 2.02% for the nine-month period ended September 30, 2010. As a percentage of average total finance receivables, net residual income was 1.32% for the nine-month period ended September 30, 2011, compared to 1.33% for the nine-month period ended September 30, 2010.
Interest expense decreased $3.1 million to $9.1 million for the nine-month period ended September 30, 2011 from $12.2 million for the nine-month period ended September 30, 2010. The decrease was primarily due to lower average total finance receivables in combination with a shift in our funding mix toward lower cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 65 basis points to 3.42% for the nine-month period ended September 30, 2011, from 4.07% for the same period in 2010.
The weighted average interest rate, excluding transaction costs, on short-term and long-term borrowings was 5.35% for the nine-month period ended September 30, 2011, compared to 5.03% for the same period in 2010. The higher weighted average interest rate primarily reflects the increased cost of variable-rate debt and the interest rates associated with the remaining term securitization borrowings. The average balance for our variable-rate debt was $64.1 million for the nine months ended September 30, 2011, compared to $30.4 million for the nine months ended September 30, 2010. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 5.32% for the nine-month period ended September 30, 2011, compared to 4.79% for the same period in 2010. For the nine months ended September 30, 2011, average term securitization borrowings outstanding were $90.8 million at a weighted average coupon of 5.37%, compared to $214.1 million at a weighted average coupon of 5.06% for the same period in 2010.
Our wholly-owned subsidiary, MBB, provides an additional funding source. FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $1.9 million, or 2.22% as a percentage of weighted average deposits, for the nine-month period ended September 30, 2011. The average balance of deposits was $113.2 million for the nine-month period ended September 30, 2011. Interest expense on deposits was $1.9 million, or 2.84% as a percentage of weighted average deposits, for the nine-month period ended September 30, 2010. The average balance of deposits was $90.8 million for the nine-month period ended September 30, 2010.
Insurance income. Insurance income decreased $0.4 million to $2.7 million for the nine-month period ended September 30, 2011 from $3.1 million for the nine-month period ended September 30, 2010, primarily due to lower billings from lower total finance receivables.
Other income. Other income increased $0.4 million to $1.3 million for the nine-month period ended September 30, 2011 from $0.9 million for the nine-month period ended September 30, 2010. Other income includes various administrative transaction fees, fees received from lease syndications and gains on sales of leases.
Salaries and benefits expense. Salaries and benefits expense increased $2.2 million, or 15.0%, to $16.9 million for the nine months ended September 30, 2011 from $14.7 million for the same period in 2010. Salaries and benefits expense, as a percentage of average total finance receivables, was 6.37% for the nine-month period ended September 30, 2011 compared with 4.89% for the same period in 2010. Total personnel increased to 247 at September 30, 2011 from 229 at September 30, 2010, primarily due to increased sales staffing levels, which were 95 sales account executives at September 30, 2011, compared to 84 sales account executives at September 30, 2010.
In the first nine months of 2011, we increased the number of our sales account executives by 8, from 87 sales account executives at December 31, 2010 to 95 at September 30, 2011. This action continued our plan to rebuild the sales organization to increase originations and match the level of originations to our current funding capacity.
General and administrative expense. General and administrative expense decreased $0.5 million, or 5.4%, to $9.8 million for the nine months ended September 30, 2011 from $9.3 million for the same period in 2010. General and administrative expense as an annualized percentage of average total finance receivables was 3.71% for the nine-month period ended September 30, 2011, compared to 3.09% for the nine-month period ended September 30, 2010. Selected major components of general and administrative expense for the nine-month period ended September 30, 2011 included $2.1 million of premises and occupancy expense, $1.3 million of audit and tax expense, $0.7 million of data processing expense and $0.4 million of marketing expense. In comparison, selected major components of general and administrative expense for the nine-month period ended September 30, 2010 included $2.1 million of premises and occupancy expense, $0.9 million of audit and tax expense, $0.7 million of data processing expense and $0.2 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs increased $0.1 million, or 25.0%, to $0.5 million for the nine months ended September 30, 2011 from $0.4 million for the same period in 2010. The change is primarily due to higher average commitment levels outstanding during the current period.
Provision for credit losses. The provision for credit losses decreased $4.8 million, or 62.3%, to $2.9 million for the nine months ended September 30, 2011 from $7.7 million for the same period in 2010. The decrease in the provision for credit losses was primarily due to lower charge-offs, improved delinquencies and a reduced portfolio size. Net charge-offs were $5.2 million for the nine-month period ended September 30, 2011, compared to $11.5 million for the same period in 2010. Net charge-offs as a percentage of average total finance receivables decreased to 1.96% during the nine-month period ended September 30, 2011, from 3.85% for the same period in 2010. The allowance for credit losses decreased to approximately $5.5 million at September 30, 2011, a decrease of $2.2 million from $7.7 million at December 31, 2010.
Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”
Provision for income taxes. Income tax expense of $2.6 million was recorded for the nine-month period ended September 30, 2011, compared to an expense of $2.6 million for the same period in 2010. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.4% for the nine-month period ended September 30, 2011, compared to 38.0% for the nine-month period ended September 30, 2010. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.
FINANCE RECEIVABLES AND ASSET QUALITY
Our net investment in leases and loans increased $15.4 million, or 4.4%, to $367.0 million at September 30, 2011 from $351.6 million at December 31, 2010. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to rebuild our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three- and nine-month periods ended September 30, 2011 and September 30, 2010, and the year ended December 31, 2010:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2011	2010	2011	2010	2010
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$6,175	$9,151	$7,718	$12,193	$12,193

Charge-offs	(2,029)	(3,659)	(6,904)	(14,023)	(17,095)
Recoveries	476	780	1,705	2,485	3,182

Net charge-offs	(1,553)	(2,879)	(5,199)	(11,538)	(13,913)

Provision for credit losses	837	2,083	2,940	7,700	9,438

Allowance for credit losses, end of period(1)	$5,459	$8,355	$5,459	$8,355	$7,718

Annualized net charge-offs to average total finance receivables (2)	1.73%	3.10%	1.96%	3.85%	3.58%

Allowance for credit losses to total finance receivables, end of period (2)	1.49%	2.31%	1.49%	2.31%	2.19%

Average total finance receivables (2)	$359,451	$371,833	$353,348	$399,638	$389,001

Total finance receivables, end of period (2)	$365,610	$362,328	$365,610	$362,328	$352,527
Delinquencies greater than 60 days past due	$1,934	$4,213	$1,934	$4,213	$3,504
Delinquencies greater than 60 days past due (3)	0.47%	1.05%	0.47%	1.05%	0.90%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	282.26%	198.31%	282.26%	198.31%	220.26%

Non-accrual leases and loans, end of period	$1,151	$2,398	$1,151	$2,398	$1,996
Renegotiated leases and loans, end of period	$1,304	$2,640	$1,304	$2,640	$2,221
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$12	$28	$70	$167	$214
Interest income excluded on non-accrual leases and loans(5)	$13	$35	$23	$46	$46

(1)
At September 30, 2011, there was no allowance for credit losses allocated to loans. The allowance for credit losses allocated to loans at September 30, 2010 and December 31, 2010 was $0.1 million and $0.1 million, respectively.

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
Net charge-offs for the three months ended September 30, 2011 were $1.6 million (1.73% of average total finance receivables on an annualized basis), compared to $1.6 million (1.86% of average total finance receivables on an annualized basis) for the three months ended June 30, 2011 and $2.9 million (3.10% of average total finance receivables on an annualized basis) for the three months ended September 30, 2010. More than 90% of the decrease from the third quarter of 2010 was due to a lower charge-off rate as a percentage of average total finance receivables, and less than 10% of the decrease was related to the impact on the calculation of the decrease in average total finance receivables. The decrease in net charge-offs during the third quarter of 2011 compared to recent prior periods is primarily due to improved delinquency migrations.
Net charge-offs for the nine-month period ended September 30, 2011 were $5.2 million (1.96% of average total finance receivables on an annualized basis), compared to $11.5 million (3.85% of average total finance receivables on an annualized basis) for the nine-month period ended September 30, 2010. More than 80% of the $6.3 million decrease was related to a lower charge-off rate as a percentage of average total finance receivables, and less than 20% of the decrease was due to the impact on the calculation of the decrease in average total finance receivables. The decrease in net charge-offs during the first nine months of 2011 compared to recent prior periods is primarily due to improving delinquency migrations.
Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.47% at September 30, 2011 and 0.90% at December 31, 2010. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.
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
As previously disclosed, based on feedback the Company received from the Federal Reserve Bank of Philadelphia in April 2011, the Company is operating under its established methodology for determining its allowance for credit losses, which methodology will be reviewed by the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions during their next regularly scheduled commercial bank examination of Marlin Business Bank.
RESIDUAL PERFORMANCE
Our leases offer our end user customers the option to own the equipment at lease expiration. As of September 30, 2011, approximately 65% of our leases were one dollar purchase option leases, 33% were fair market value leases and 2% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of September 30, 2011, there were $33.9 million of residual assets retained on our Consolidated Balance Sheet, of which $27.6 million, or 81.4%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of September 30, 2011 and December 31, 2010, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.
Fee income included approximately $1.2 million and $1.3 million of net residual income for the three-month periods ended September 30, 2011 and September 30, 2010, respectively. Fee income included approximately $3.5 million and $4.0 million of net residual income for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.
Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.9 million for each of the three-month periods ended September 30, 2011 and September 30, 2010. Renewal income net of depreciation totaled approximately $5.7 million and $5.8 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.

For the three months ended September 30, 2011, the net loss on residual values disposed at end of term totaled $0.7 million, compared to a net loss of $0.6 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, the net loss on residual values disposed at end of term totaled $2.2 million, compared to a net loss of $1.8 million for the nine months ended September 30, 2010. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable lease terms. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our business requires a substantial amount of cash to operate and grow. Our primary liquidity need is for new originations. In addition, we need liquidity to pay interest and principal on our deposits and borrowings, to pay fees and expenses incurred in connection with our securitization transactions, to fund infrastructure and technology investment and to pay administrative and other operating expenses.
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
On March 20, 2007, the FDIC approved the application of our wholly-owned subsidiary, MBB, to become an industrial bank chartered by the State of Utah. MBB commenced operations effective March 12, 2008. MBB provides diversification of the Company’s funding sources and, over time, may add other product offerings to better serve our customer base. From its opening to September 30, 2011, MBB has funded $315.7 million of leases and loans through its initial capitalization of $12 million, its March 2011 capitalization of $25 million and its issuance of $247.6 million in FDIC insured deposits at an average borrowing rate of 2.97%.
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
At September 30, 2011, we had approximately $71.3 million of available borrowing capacity in addition to available cash and cash equivalents of $48.3 million. Our debt to equity ratio was 1.68 to 1 at September 30, 2011 and 1.70 to 1 at December 31, 2010.
Net cash used in investing activities was $3.6 million for the nine-month period ended September 30, 2011, compared to net cash provided by investing activities of $89.1 million for the nine-month period ended September 30, 2010. Investing activities primarily relate to lease payment activity.
Net cash used in financing activities was $3.0 million for the nine-month period ended September 30, 2011, compared to net cash used in financing activities of $101.8 million for the nine-month period ended September 30, 2010. Financing activities include net advances and repayments on our various borrowing sources.
Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $17.9 million for the nine-month period ended September 30, 2011, compared to net cash provided by operating activities of $19.8 million for the nine-month period ended September 30, 2010.
We expect cash from operations, additional borrowings on existing and future credit facilities and funds from certificates of deposit issued through MBB through brokers and other financial institutions to be adequate to support our operations and projected growth for the foreseeable future.
Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using advances under our long-term bank facilities and certificates of deposit issued through MBB. Total cash and cash equivalents available as of September 30, 2011 totaled $48.3 million, compared to $37.0 million at December 31, 2010.
Restricted Interest-earning Deposits with Banks. As of September 30, 2011, we also had $29.4 million of cash that was classified as restricted interest-earning deposits with banks, compared to $47.1 million at December 31, 2010. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $115.1 million at September 30, 2011 and $178.7 million at December 31, 2010. Borrowings outstanding under the Company’s short-term and long-term debt consist of the following:

	For the Nine Months Ended September 30, 2011				As of September 30, 2011
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate(3)	Outstanding	Rate(3)	Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$1,600	$—	$—	—%	$—	—%	$1,600
Term note securitizations(2)	—	121,318	90,826	5.37%	59,785	5.30%	—
Long-term loan facilities	125,000	76,255	64,126	5.32%	55,304	5.20%	69,696

	$126,600		$154,952	5.35%	$115,089	5.25%	$71,296

(1)
Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2011, MBB had $8.1 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

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
Federal Reserve Discount Window
In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2011, MBB had $8.1 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.
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

Since our founding through September 30, 2011, we have completed 10 on-balance-sheet term note securitizations of which two remain outstanding. In connection with our securitization transactions, we have transferred leases to our wholly-owned SPEs and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At September 30, 2011 and at December 31, 2010, outstanding term securitizations amounted to $59.8 million and $128.2 million, respectively.
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

Some of the critical financial and credit quality covenants under our borrowing arrangements as of September 30, 2011 include:

	Actual(1)	Requirement
Tangible net worth minimum	$162.4 million	$143.1 million
Debt-to-equity ratio maximum	1.6 to 1	10.0 to 1
Maximum servicer senior leverage ratio	1.01 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	2.65 to 1	1.50 to 1
Maximum portfolio delinquency ratio	0.47%	3.50%
Maximum gross charge-off ratio	2.79%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.
As of September 30, 2011, the Company was in compliance with terms of the long-term loan facilities and the term note securitization agreements.
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
At September 30, 2011, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 24.45%, 23.34% and 24.24%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively. At September 30, 2011, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 34.46%, 39.23% and 40.48%, respectively, compared to requirements for well-capitalized status of 5%, 6% and 10%, respectively.
Pursuant to the FDIC Order, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s equity balance at September 30, 2011 was $48.4 million, which qualifies for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the FDIC Order, which assumed total assets of up to $128 million by March 12, 2011 (when its three-year de novo period expired). In March 2011, following the expiration of the de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth.
Information on Stock Repurchases
Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.
Items Subsequent to September 30, 2011
On October 20, 2011, the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend, with the first quarterly dividend of $0.06 per share declared on November 3, 2011. The quarterly dividend is scheduled to be paid on November 28, 2011, to shareholders of record on the close of business on November 14, 2011, which is expected to result in a dividend payment of approximately $0.8 million. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations (excluding Deposits)
In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of September 30, 2011 were as follows:

	Contractual Obligations as of September 30, 2011
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2011	$14,354	$2,347	$1	$402	$38	$17,142
2012	89,155	2,856	4	1,625	133	93,773
2013	8,606	212	4	789	115	9,726
2014	1,736	89	4	141	85	2,055
2015	1,110	16	—	—	—	1,126
Thereafter	128	—	—	—	—	128

Total	$115,089	$5,520	$13	$2,957	$371	$123,950

(1)	Interest on the variable-rate long-term loan facilities is assumed at the September 30, 2011 rate for the remaining term.
This table excludes time deposits. Deposit maturities are presented in Note 7 to the Company’s Unaudited Condensed Consolidated Financial Statements in Item 1 herein.
MARKET INTEREST RATE RISK AND SENSITIVITY
Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.
We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest borrowings and certificates of deposit that the Company issues periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Most recently, we have also used variable-rate long-term loan facilities to finance our new lease originations. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 19.6% to 48.1% and averaged 38.6%. At September 30, 2011, $55.3 million, or 48.1%, of our borrowings were variable-rate borrowings.

The following table presents the contractually scheduled maturities and the related weighted average interest rates for debt obligations as of September 30, 2011 expected as of and for each year ended through December 31, 2015 and for periods thereafter.

	Scheduled Maturities by Calendar Year
						Total
					2015 &	Carrying
	2011	2012	2013	2014	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$14,354	$33,851	$8,606	$1,736	$1,238	$59,785
Average fixed rate	5.53%	5.38%	4.07%	6.37%	6.67%	5.28%
Variable-rate debt	$—	$55,304	$—	$—	$—	$55,304
Average variable rate	—	5.20%	—	—	—	5.20%
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
For example, the impact of each hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended September 30, 2011 generally would have been to reduce net interest and fee income by approximately $0.6 million based on our average variable-rate borrowings of approximately $58.1 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. However, at September 30, 2011, due to an index floor on certain variable-rate borrowings combined with the current interest rate environment, a 100-basis point increase in the market rates to which the borrowings are indexed would have had no impact on the cost of the borrowing.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
During the three-month period ended September 30, 2011, the number of shares of common stock repurchased by Marlin and the average price paid per share is as follows:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares that
	Number of	Average Price	Part of a Publicly	May Yet be Purchased
	Shares	Paid Per	Announced Plan or	Under the Plans or
Time Period	Purchased	Share (1)	Program	Programs
July 1, 2011 to July 30, 2011	62,929	$12.57	62,929	$7,598,755
August 1, 2011 to August 31, 2011	55,476	$11.31	55,476	$6,971,553
September 1, 2011 to September 30, 2011	89,065	$10.84	89,065	$6,006,475

Total for the quarter ended September 30, 2011	207,470	$11.49	207,470	$6,006,475

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
In addition to the repurchases described above, pursuant to the 2003 Equity Plan, participants may have shares withheld to cover income taxes. There were 10,683 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended September 30, 2011, at an average cost of $12.58 per share.

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
Date: November 4, 2011