Form 10-K
period 2011-12-31
MARLIN BUSINESS SERVICES CORP
filed 2012-03-08
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ Global Select Market was approximately $107,914,506 as of June 30, 2011. Shares of common stock held by each executive officer and director and persons known to us who beneficially own 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 23, 2012 was 12,714,403 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a nationwide provider of equipment financing solutions primarily to small and mid-sized businesses. We finance over 100 categories of common-use commercial equipment important to the typical small and mid-sized business customer, including copiers, security systems, computers and software, telecommunications equipment and certain commercial and industrial equipment. Our average lease transaction was approximately $11,600 at December 31, 2011, and we typically do not exceed $250,000 for any single lease transaction. This under $250,000 segment of the equipment leasing market is commonly known in the industry as the small-ticket segment. We access our end user customers primarily through origination sources comprised of our existing network of over 9,470 independent commercial equipment dealers and, to a much lesser extent, through direct solicitation of our end user customers and through relationships with select lease brokers. We use both a highly efficient telephonic direct sales model and, for strategic larger accounts, outside sales executives to market to our origination sources. Through these origination sources, we are able to deliver convenient and flexible equipment financing to our end user customers. Our typical financing transaction involves a non-cancelable, full-payout lease with payments sufficient to recover the purchase price of the underlying equipment plus an expected profit. As of December 31, 2011, we serviced approximately 65,000 active equipment leases having a total original equipment cost of $759.3 million for approximately 55,000 small and mid-sized business customers.

The small-ticket equipment leasing market is highly fragmented. We estimate that there are more than 100,000 independent commercial equipment dealers who sell the types of equipment we finance. We focus primarily on the segment of the market comprised of the small and mid-size independent equipment dealers. We believe this segment is underserved because: (1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to equipment manufacturers and larger distributors, rather than to independent equipment dealers; and (2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service these equipment dealers on high volume, low-balance transactions. We focus on establishing our relationships with independent equipment dealers to meet their need for high-quality, convenient point-of-sale lease financing programs. We have the capabilities and expertise to service large national accounts through our National Accounts Finance Group which provides dedicated resources focused on exemplary service levels for select national accounts. We provide equipment dealers with the ability to offer our lease financing and related services to their customers as an integrated part of their selling process, providing them with the opportunity to increase their sales and provide better customer service. We believe our personalized service approach appeals to the independent equipment dealer by providing each dealer with a single point of contact to access our flexible lease programs, obtain rapid credit decisions and receive prompt payment of the equipment cost. Our fully integrated account origination platform enables us to solicit, process and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2011, we have processed approximately 741,000 lease applications and originated over 309,000 new leases.

The Company’s wholly owned subsidiary, Marlin Business Bank (“MBB”), allows the Company to diversify its funding sources. Over time, MBB may offer various diversified products and services to the Company’s customer base. MBB is a Utah state-chartered, Federal Reserve member commercial bank, insured by the Federal Deposit Insurance Corporation (“FDIC”). As a state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

On January 13, 2009, Marlin Business Services Corp. became a bank holding company and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Bank of Philadelphia. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y.

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

Competitive Strengths

We believe several characteristics may distinguish us from our competitors, including the following:

Multiple Sales Origination Channels. We use multiple sales origination channels to penetrate effectively the highly diversified and fragmented small-ticket equipment leasing market. Our direct origination channels, which account for approximately 93% of the active lease contracts in our portfolio, involve: (1) establishing relationships with independent equipment dealers; (2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and (3) soliciting our existing end user customer base for repeat business. Our indirect origination channels account for approximately 7% of the active lease contracts in our portfolio and consist of our relationships with brokers and certain equipment dealers who refer transactions to us for a fee or sell leases to us that they originate. Indirect business represented 5% of 2011 originations, while direct business represented 95%.

Highly Effective Account Origination Platform. Our telephonic direct marketing platform and our strategic use of outside sales account executives offer origination sources a high level of personalized service through our team of 93 sales account executives, each of whom acts as the single point of contact for his or her origination sources. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

Comprehensive Credit Process. We seek to manage credit risk effectively at the origination source as well as at the transaction and portfolio levels. Our comprehensive credit process starts with the qualification and ongoing review of our origination sources. Once the origination source is approved, our credit process focuses on analyzing and underwriting the end user customer and the specific financing transaction, regardless of whether the transaction was originated through our direct or indirect origination channels. Our underwriting process involves the use of our customized acquisition scorecard along with detailed rules-based analysis conducted by our team of seasoned credit analysts.

Portfolio Diversification. As of December 31, 2011, no single end user customer accounted for more than 0.12% of our portfolio and leases from our largest origination source accounted for only 1.21% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (11%) and New York (10%).

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

Access to Multiple Funding Sources. We have established and maintained diversified funding capacity through multiple facilities with national credit providers. Our wholly-owned subsidiary, MBB, currently provides our primary funding source through the issuance of FDIC-insured certificates of deposit raised nationally through various deposit broker and direct deposit relationships. Our proven ability to access funding consistently at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business. (See Liquidity and Capital Resources in Item 7).

Experienced Management Team. Our executive officers have an average of more than 21 years of experience in providing financing solutions primarily to small and mid-sized businesses. As we have grown, we have expanded the management team with a group of successful, seasoned executives.

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

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a financial services company, we navigated through the challenging economic environment in 2008 and 2009 by tightening credit standards, reducing our workforce and closing three satellite offices. However, as the economic environment began to stabilize in 2010 and 2011, we took actions to add sales account executives to our team, which resulted in growth from 38 sales account executives at December 31, 2009 to 93 at December 31, 2011. (See Operating Data in Item 7.)

Asset Originations

Overview of Origination Process. We access our end user customers through our extensive network of independent equipment dealers and, to a lesser extent, through the direct solicitation of our end user customers. We use both a highly efficient telephonic direct sales model and, for strategic larger accounts, outside sales executives to market to our origination sources. Through these sources, we are able to deliver convenient and flexible equipment financing to our end user customers.

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

Once a sales account executive converts a prospect into an active relationship, that sales account executive becomes the origination source’s Single Point of Contact® for all dealings with us. This approach, which is a cornerstone of our origination platform, offers our origination sources a personal relationship through which they can address all of their questions and needs, including matters relating to pricing, credit, documentation, training and marketing. This single point of contact approach distinguishes us from our competitors, many of whom require origination sources to interface with several people in various departments, such as sales support, credit and customer service, for each application submitted. Since many of our origination sources have little or no prior experience in using lease financing as a sales tool, our personalized, single point of contact approach facilitates the leasing process for them. Other key aspects of our platform aimed at facilitating the lease financing process for the origination sources include:

•	ability to submit applications via fax, phone, Internet, mail or e-mail;

•	credit decisions generally within two hours;

•	one-page, plain-English form of lease for transactions up to $100,000;

•	overnight or ACH funding to the origination source once all lease conditions are satisfied;

•	value-added services, such as application and portfolio reporting, marketing support and sales training on the benefits of financing;

•	on-site or telephonic training of the equipment dealer’s sales force on leasing as a sales tool; and

•	custom leases and programs.

Of our 242 total employees as of December 31, 2011, we employed 93 sales account executives, each of whom receives a base salary and earns commissions based on his or her lease and loan originations. We also have four employees dedicated to marketing as of December 31, 2011.

Sales Origination Channels. We currently primarily use direct sales origination channels to penetrate effectively a multitude of origination sources in the highly diversified and fragmented small-ticket equipment leasing market. All inside sales account executives use our telephonic direct marketing sales model to solicit these origination sources and end user customers.

Direct Channels. Our direct sales origination channels, which account for approximately 93% of the active lease contracts in our portfolio, involve:

•

Independent Equipment Dealer Solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $10.0 million in annual revenues and fewer than 40 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

•

Major and National Accounts. This channel focuses on two specific areas of development: (i) national equipment manufacturers and distributors, where we seek to leverage their endorsements to become the preferred lease financing source for their independent dealers, and (ii) major accounts (distributors) with a consistent flow of business that need a specialized marketing and sales platform to convert more sales using a leasing option. Once a relationship is established with a major or national account, it is serviced by our sales account executives in the independent equipment dealer channel or, in some cases, by a dedicated group of account managers within our National Accounts Finance Group. This allows us to quickly and efficiently leverage the relationship into new business opportunities with many new distributors located nationwide.

•

End User Customer Solicitations. This channel focuses on soliciting our existing portfolio of approximately 55,000 end user customers for additional equipment leasing or financing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including (i) retained credit information; (ii) consistent payment histories; and (iii) a demonstrated propensity to finance their equipment.

Indirect Channels. Our indirect origination channels account for approximately 7% of the active lease contracts in our portfolio and consist of our relationships with lease brokers and certain equipment dealers who refer end user customer transactions to us for a fee or sell us leases that they originated with end user customers. We conduct our own independent credit analysis on each end user customer in an indirect lease transaction. We have written agreements with most of our indirect origination sources whereby they provide us with certain representations and warranties about the underlying lease transaction. The origination sources in our indirect channels generate leases that are similar to those generated by our direct channels. Indirect business represented 5% of 2011 originations while direct business represented 95%.

Sales Recruiting, Training and Mentoring

Sales account executive candidates are screened for previous sales experience and communication skills, phone presence and teamwork orientation and are asked to complete personality profiles to ensure their skills align with those of our most successful sales account executives. Each new sales account executive undergoes a comprehensive training program shortly after he or she is hired. The training program covers the fundamentals of lease finance and introduces the sales account executive to our origination and credit policies and procedures. New sales account executives also receive technical training on our databases and our information management tools and techniques. At the end of the program, the sales account executives are tested to ensure they meet our standards. In addition to our formal training program, sales account executives receive extensive on-the-job training and mentoring. All sales account executives sit in groups, providing newer sales account executives the opportunity to learn first-hand from their more senior peers. In addition, our sales managers frequently monitor and coach sales account executives during phone calls, providing immediate feedback. Our sales account executives also receive continuing education and training, including periodic, detailed presentations on our contact management system, underwriting guidelines and sales enhancement techniques.

Product Offerings

Equipment Leases. The types of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. Our leases provide for non-cancelable rental payments due during the initial lease term. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 60 months. At December 31, 2011, the average original term of the leases in our portfolio was approximately 50 months, and we had personal guarantees on approximately 34% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

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

Property Insurance on Leased Equipment. Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as a loss payee under that policy. At December 31, 2011, approximately 57% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third-party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

In May 2000, we established AssuranceOne, our Bermuda-based, wholly-owned captive insurance subsidiary, to enter into a reinsurance contract with the issuer of the master property insurance policy. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less claims, premium tax and a ceding fee based on a percentage of annual net premiums written. The reinsurance contract was scheduled to expire in May 2012; however, in February 2012, the reinsurance contract was extended through May 2015. On January 27, 2010, pursuant to an application filed with the Bermuda Monetary Authority, AssuranceOne changed from a Class 1 insurer to a Class 3 insurer under the Bermuda Insurance Act of 1978, as amended. As a Class 3 insurer, AssuranceOne is permitted to collect up to 50% of its premiums in connection with insurance coverage on equipment unrelated to the Company, meaning that, through AssuranceOne, we may offer an insurance product to cover equipment not otherwise financed through the Company. During the year ended December 31, 2011, income recognized in connection with our insurance product covering equipment not financed through the Company comprised approximately $0.1 million of our total insurance income of $3.8 million.

Portfolio Overview

At December 31, 2011, we had 65,000 active leases in our portfolio, representing aggregate minimum lease payments receivable of $437.3 million. With respect to our portfolio at December 31, 2011:

•	the average original lease transaction was approximately $11,600, with an average remaining balance of approximately $6,700;

•	the average original lease term was approximately 50 months;

•

our active leases were spread among approximately 55,000 different end user customers, with the largest single end user customer accounting for only 0.12% of the aggregate minimum lease payments receivable;

•	over 83.4% of the aggregate minimum lease payments receivable were with end user customers who had been in business for more than five years;

•

the portfolio was spread among 9,883 origination sources, with the largest source accounting for only 1.21% of the aggregate minimum lease payments receivable, and our 10 largest origination sources accounting for only 9.4% of the aggregate minimum lease payments receivable;

•	there were over 100 different equipment categories financed, with the largest categories set forth as follows, as a percentage of the December 31, 2011 aggregate minimum lease payments receivable:

Equipment Category	Percentage
Copiers	35.26%
Closed Circuit TV security systems	5.41%
Telecommunications Equipment	4.42%
Security systems	4.27%
Commercial & Industrial	4.21%
Computers	4.07%
Computer software	3.77%
Water filtration systems	2.47%
Cash registers	1.75%
Dishmachines	1.74%
Printing	1.32%
All others (none more than 1.30%)	31.31%

•

we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2011 aggregate minimum lease payments receivable:

State	Percentage
California	10.93%
New York	9.66%
Texas	8.15%
New Jersey	7.46%
Florida	7.44%
Pennsylvania	5.22%
Georgia	4.16%
Massachusetts	3.25%
North Carolina	3.18%
Illinois	3.06%
South Carolina	2.96%
Ohio	2.41%
All others (none more than 2.20%)	32.12%

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

•	predictive auto dialer technology that is used primarily in the collection processes to improve the efficiencies by which these groups make their thousands of daily phone calls;

•	imaging technology that enables our employees to retrieve at their desktops all documents evidencing a lease transaction, thereby further improving our operating efficiencies and service levels;

•	an integrated voice response unit that enables our end user customers the opportunity to obtain quickly and efficiently certain information from us about their accounts; and

•	a web-based, hosted transactional system for our dealer community that provides several business critical functions including:

•	application entry and tracking;

•	real-time notification for application approvals;

•	portfolio management;

•	on-line retrieval of the approval package; and

•	operational metrics.

Our information technology platform infrastructure is industry standard and fully scalable to support future growth. Our systems are backed up to an off-site storage provider after each business day. In addition, we have contracted with a third party for disaster recovery services.

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Credit analysts are located in our New Jersey corporate office and at MBB’s office in Salt Lake City, Utah. At December 31, 2011 we had a total of 15 credit analysts, each with an average of approximately 8 years of experience. Each credit analyst’s performance is measured monthly against a discrete set of performance variables, including decision turnaround time, performance metrics and adherence to our underwriting policies and procedures.

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

End User Customer Review. Each end user customer’s application is reviewed using our customized acquisition scorecard along with our rules-based set of underwriting guidelines that focus on predictive commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on proven best practices and its experience in extending credit to small and mid-sized businesses. The guidelines are reviewed and revised as necessary by our Credit Committee, which is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Risk Officer, Vice President of Servicing, President of MBB and Chief Lending Officer of MBB. Our underwriting guidelines require a thorough credit investigation of the end user customer. The guidelines may also include an analysis of the personal credit of the owner, who often guarantees the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

•	financial strength of the business;

•	length of time in business;

•	confirmation of actual business operations and ownership;

•	management history, including prior business experience;

•	size of the business, including the number of employees;

•	third-party commercial credit data and consumer credit data (when applicable);

•	legal structure of business; and

•	fraud indicators.

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

In most instances after a lease is approved, a phone verification with the end user customer is performed by us prior to funding the transaction. The purpose of this call is to verify information on the credit application, review the terms and conditions of the lease contract, confirm the customer’s satisfaction with the equipment and obtain additional billing information. We will delay paying the origination source for the equipment if the credit analyst uncovers any material issues during the phone verification.

Since mid-2009, we have been using a proprietary, customized acquisition scorecard for use in our credit decisioning process based on our database of historical information. The scorecard is tested and validated on an ongoing basis by credit and non-credit subject matter experts both inside and outside the organization. The scorecard’s key attributes and mathematical computations are periodically modified. The scorecard enables us to increase efficiencies and consistency in the credit decisioning process. In 2011, approximately 31% of credit decisions made on new applications have been made using the scorecard.

Monitoring of Portfolio Trends and Underwriting Standards. Credit personnel use our databases and our information management tools to monitor the characteristics and attributes of our overall portfolio. Reports are produced to analyze origination source performance, end user customer delinquencies, portfolio concentrations, trends and other related indicators of portfolio performance. Any significant findings are presented to the Credit Committee for review and action.

Our internal credit surveillance and internal audit teams are responsible for monitoring to ensure that the credit department adheres to all underwriting guidelines. The examinations conducted by these departments are designed to monitor our origination sources, the appropriateness of exceptions to our underwriting guidelines and documentation quality. Management reports are regularly generated by this department detailing the results of these surveillance and audit activities.

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

Collection Process

Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and maximize post-default recovery dollars. Our collection strategy employs a delinquency bucket segmentation approach, where certain collectors are assigned to accounts based on their delinquency status. The collectors are individually accountable for their results and a meaningful portion of their compensation is based on the delinquency performance of their accounts. The delinquency bucket segmentation approach allows us to assign our more experienced collectors to the later stage delinquent accounts.

Our collection activities typically begin with phone contact when a payment becomes 10 days past due and continue throughout the delinquency period. We utilize a predictive dialer that automates outbound telephone dialing. The dialer is primarily used to focus on and reduce the number of accounts that are between 10 and 30 days delinquent. A collection notice is normally sent once an account initially falls delinquent and then once an account reaches the 31- to 60-day delinquency stage, the 61- to 75-day delinquency stage, the 76- to 90-day delinquency stage and the over 90-day delinquency stage. Collectors input notes directly into our servicing system, enabling the collectors to monitor the status of problem accounts and promptly take any necessary actions. In addition, late charges are assessed when a leasing customer fails to remit payment on a lease by its due date. If the lease continues to be delinquent, we may exercise our remedies under the terms of the contract, including acceleration of the entire lease balance, litigation and/or repossession.

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

Supervision and Regulation

Although most states do not directly regulate the commercial equipment lease financing business, certain states require lenders and finance companies to be licensed, impose limitations on certain contract terms and on interest rates and other charges, mandate disclosure of certain contract terms and constrain collection practices and remedies. Under certain circumstances, we also may be required to comply with the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These acts require, among other things, that we provide notice to credit applicants of their right to receive a written statement of reasons for declined credit applications. The Telephone Consumer Protection Act of 1991 (“TCPA”) and similar state statutes or rules that govern telemarketing practices are generally not applicable to our business-to-business calling platform; however, we are subject to the sections of the TCPA that regulate business-to-business facsimiles. The Fair and Accurate Credit Transactions Act (“FACT Act”) requires financial institutions to establish a written program to implement “Red Flag Guidelines,” which are intended to detect, prevent and mitigate identity theft. The FACT Act also provides guidance regarding reasonable policies and procedures that a user of consumer credit reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.

Our insurance operations are subject to various types of governmental regulation. Our wholly-owned insurance company subsidiary, AssuranceOne, is a Class 3 Bermuda insurance company and, as such, is subject to the Bermuda Insurance Act 1978, as amended, and related regulations.

Banking Regulation. On January 13, 2009, the Company became a bank holding company by order of the Federal Reserve Board and are subject to regulation under the Bank Holding Company Act, and on September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of the Company’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits the Company to, among other things, continue to operate and expand our reinsurance activities conducted through AssuranceOne.

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

Regulations governing the Company and its affiliates restrict extensions of credit by MBB to Marlin Business Services Corp. and, with some exceptions, to other affiliates. For these purposes, extensions of credit include loans and advances to and guarantees and letters of credit on behalf of Marlin Business Services Corp. and such affiliates. These regulations also restrict investments by MBB in the stock or other securities of Marlin Business Services Corp. and the covered affiliates, as well as the acceptance of such stock or other securities as collateral for loans to any borrower, whether or not related to Marlin Business Services Corp.

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

Capital Adequacy. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% out of the total capital (6% to be well-capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“Tier 1 Capital”). The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for loan and lease losses, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities. At December 31, 2011, the Company’s Tier 1 Capital and total capital ratios were 37.94% and 39.19%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of Tier 1 Capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. MBB is subject to similar capital standards promulgated by the Federal Reserve Board. At December 31, 2011, the Company’s leverage ratio was 33.74%.

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies have yet to propose regulations for implementing Basel III. On September 28, 2011, the Basel Committee announced plans to consider adjustments to the first liquidity change to be imposed under Basel III, which change would take effect on January 1, 2015. The liquidity coverage ratio being considered would require banks to maintain an adequate level of unencumbered high-quality liquid assets sufficient to meet liquidity needs for a 30 calendar day time horizon.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. MBB’s equity balance was $49.6 million at December 31, 2011, resulting in a Tier 1 leverage ratio, a Tier 1 risk-based capital ratio and a total risk-based capital ratio of 20.78%, 19.77% and 20.64%, respectively, which exceeded the regulatory requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Order, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 20.64% at December 31, 2011 exceeded the threshold for well-capitalized status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Order.

Federal Deposit Insurance. Under the Federal Deposit Insurance Reform Act of 2005, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC changed its risk-based premium system for FDIC deposit insurance, providing for quarterly assessments of FDIC-insured institutions based on their respective rankings in one of four risk categories depending upon their examination ratings and capital ratios. Beginning in 2011, the FDIC assessment base changed from total domestic deposits to consolidated total assets minus tangible equity capital, defined as Tier 1 Capital. Institutions in FDIC-assigned Risk Categories II, III and IV are assessed premiums at progressively higher rates. MBB is designated a Risk Category I institution for purposes of the risk-based assessment for FDIC deposit insurance.

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

On November 12, 2009, the Board of Directors of the FDIC voted to require insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting earnings of the industry. MBB paid its prepaid assessment when due in the fourth quarter of 2009.

Source of Strength Doctrine. Under the provisions of the Dodd-Frank Act, as well as Federal Reserve Board policy and regulation, a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and is expected to stand prepared to commit resources to support each of them. Consistent with this policy, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality and overall financial condition.

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

These programs have subjected financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation continue to be introduced in Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates and financial product offerings and disclosures, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot determine the ultimate effect that potential legislation, if enacted, or any regulations issued to implement it, would have on the Company or MBB.

National Monetary Policy. In addition to being affected by general economic conditions, the earnings and growth of the Company and MBB are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings and growth cannot be predicted.

Dividends. The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. For state-chartered banks which are members of the Federal Reserve System, such as MBB, the approval of the Federal Reserve Board is required for the payment of dividends by the bank subsidiary in any calendar year if the total of all dividends declared by the bank in that calendar year, including the proposed dividend, exceeds the current year’s net income combined with the retained net income for the two preceding calendar years. “Retained net income” for any period means the net income for that period less any common or preferred stock dividends declared in that period. Moreover, no dividends may be paid by such bank in excess of its undivided profits account. Additionally, pursuant to its FDIC Order, MBB was not permitted to pay dividends during the first three years of operations without the prior written approval of the FDIC and the Utah Department of Financial Institutions (such three-year period expired on March 12, 2011).

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

We believe that we currently are in substantial compliance with all material statutes and regulations that are applicable to our business.

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

Our principal competitors in the highly fragmented and competitive small-ticket equipment leasing market are smaller finance companies and local and regional banks. Other providers of equipment lease financing include KeyCorp, De Lage Landen Financial, CIT Group, GE Commercial Equipment Finance and Wells Fargo Bank, National Association. Many of these companies are substantially larger than we are and have significantly greater financial, technical and marketing resources than we do. While these larger competitors provide lease financing to the marketplace, many of them are not our primary competitors given that our average transaction size is relatively small and that our marketing focus is on independent equipment dealers and their end user customers. Nevertheless, there can be no assurances that these providers of equipment lease financing will not increase their focus on our market and begin to compete more directly with us.

Some of our competitors may have a lower cost of funds and access to funding sources that are not available to us, which could enable them to offer leases with yields that are less than the yields we use to price our leases, which might force us to lower our yields or lose lease origination volume. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could enable them to establish more origination sources and end user customer relationships and increase their market share. We compete on the quality of service we provide to our origination sources and end user customers. We have encountered and will continue to encounter significant competition.

Employees

As of December 31, 2011, we employed 242 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

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

If we cannot obtain financing, we may be unable to fund our operations. Our business requires a substantial amount of cash to operate. Our cash requirements will increase if our lease originations increase. We obtain a substantial amount of the cash required for operations through a variety of external financing sources, such as certificates of deposit raised by MBB, borrowings under revolving bank facilities, financing of leases through CP conduit warehouse facilities, long-term loan facilities and term note securitizations. A failure to access the certificate of deposit market, to renew and increase the funding availability under our existing facilities or to add new funding facilities could affect our ability to fund and originate new leases.

Our ability to obtain continued access to the certificate of deposit market or to obtain renewals of lenders’ commitments and new funding facilities is affected by a number of factors, including:

•	conditions in the market for FDIC-insured certificates of deposit;

•	restrictions and costs associated with banking industry regulation which could negatively impact MBB;

•	conditions in the long-term lending markets;

•

compliance of our leases with the eligibility requirements established in connection with our long-term loan facilities and term note securitizations, including the level of lease delinquencies and default;

•	conditions in the securities and asset-backed securities markets; and

•	our ability to service the leases.

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

If we inaccurately assess the creditworthiness of our end user customers, we may experience a higher number of lease defaults, which may restrict our access to funding and reduce our earnings. We specialize in leasing equipment to small and mid-sized businesses. Small and mid-sized businesses may be more vulnerable than large businesses to economic downturns, typically depend upon the management talents and efforts of one person or a small group of persons and often need substantial additional capital to expand or compete. Small and mid-sized business leases, therefore, may entail a greater risk of delinquencies and defaults than leases entered into with larger leasing customers. In addition, there is typically only limited publicly available financial and other information about small and mid-sized businesses and they often do not have audited financial statements. Accordingly, in making credit decisions, our underwriting guidelines rely upon the accuracy of information about these small and mid-sized businesses obtained from the small and mid-sized business owner and/or third-party sources, such as credit reporting agencies. If the information we obtain from small and mid-sized business owners and/or third- party sources is incorrect, our ability to make appropriate credit decisions will be impaired. If we inaccurately assess the creditworthiness of our end user customers, we may experience a higher number of lease defaults and related decreases in our earnings.

An increase in delinquencies or lease defaults could restrict our access to funding and could adversely affect our earnings. Defaulted leases and certain delinquent leases also do not qualify as collateral against which initial advances may be made under our funding facilities, and we cannot include them in our term note securitizations. In addition, increasing rates of delinquencies or charge-offs could result in adverse changes in the structure and/or our cost of future financing. Any of these occurrences may cause us to experience reduced earnings.

Deteriorated economic or business conditions may lead to greater than anticipated lease defaults and credit losses, which could limit our ability to obtain additional financing and reduce our operating income. The capital and credit markets have been experiencing volatility and disruption for more than three years. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength. Concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic slowdown and national recession throughout 2008 and 2009. In the event of extreme and prolonged market events, such as a global credit crisis or a “double dip” recession in the U.S., we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

If losses from leases exceed our allowance for credit losses, our operating income will be reduced or eliminated. In connection with our financing of leases, we record an allowance for credit losses to provide for estimated losses. Our allowance for credit losses is based on both qualitative and quantitative factors including, among other things, past collection experience, lease delinquency data, industry data, economic conditions and our assessment of collection risks. Determining the appropriate level of the allowance is an inherently uncertain process and, therefore, our determination of this allowance may prove to be inadequate to cover losses in connection with our portfolio of leases. Factors that could lead to the inadequacy of our allowance may include our inability to manage collections effectively, unanticipated adverse changes in the economy or discrete events adversely affecting specific leasing customers, industries or geographic areas. Losses in excess of our allowance for credit losses would cause us to increase our provision for credit losses, reducing or eliminating our operating income.

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

Government regulation significantly affects our business. The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. Since becoming a bank holding company on January 13, 2009, we have been subject to regulation by the Federal Reserve Board and subject to the Bank Holding Company Act. Our bank subsidiary,

MBB, is also subject to regulation by the Federal Reserve Board and the Utah Department of Financial Institutions. Such regulation affects lending practices, capital structure, investment practices, dividend policy and growth.

The financial crisis of 2008 and 2009 resulted in U.S. government and regulatory agencies placing increased focus and scrutiny on the financial services industry, which have subjected financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation continue to be introduced in Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates and financial product offerings and disclosures, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Such proposed changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to make loans and leases, and may also result in the imposition of additional costs on us.

Further legislative and regulatory reforms may have a significant impact on our business, results of operations and financial condition. Recent conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. For example, on July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act contains provisions that, among other things, establish a systemic risk regulator, consolidate certain federal bank regulators and give shareholders an advisory vote on executive compensation. The Dodd-Frank Act substantially increases regulation of the financial services industry, imposes restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and has an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.

The Dodd-Frank Act adds sweeping deposit insurance provisions. Deposit insurance assessments are now based upon a bank’s average consolidated total assets minus its average tangible equity, rather than upon its deposit base. The changes also make the $250,000 deposit insurance limit permanent, extend the Transaction Account Guarantee program through 2012 and expand the FDIC’s authority to raise insurance premiums by setting a target ratio as high as the FDIC determines to be appropriate. The Dodd-Frank Act also restricts proprietary trading and the derivatives activities of banks and their affiliates.

Many provisions of the Dodd-Frank Act require the adoption of rules to implement it. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislative or regulatory action. The effect of the Dodd-Frank Act and its implementing regulations on our business and operations could be significant. In addition, we may be required to invest significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that have been and are still required to be issued under it. The Dodd-Frank Act, any related legislation and any implementing regulations could have a significant adverse effect on our business, results of operations and financial condition.

Further increase in the FDIC deposit insurance premium or required reserves may have a significant financial impact on us. The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the DIF. Recent difficult economic conditions have resulted in a higher number of bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which have recently been increased) using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. While the changes recently made to base insurance premiums have not negatively impacted MBB, future increases in assessments may decrease our earnings and could have a material effect on the value of, or market for, our common stock.

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

If we cannot effectively compete within the equipment leasing industry, we may be unable to increase our revenues or maintain our current levels of operations. The business of small-ticket equipment leasing is highly fragmented and competitive. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases with yields that are lower than those we use to price our leases, potentially forcing us to decrease our yields or lose origination volume. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to establish more origination source and end user customer relationships and increase their market share. The barriers to entry are relatively low with respect to our business and, therefore, new competitors could enter the business of small-ticket equipment leasing at any time. The companies that typically provide financing for large-ticket or middle-market transactions could begin competing with us on small-ticket equipment leases. If this occurs, or we are unable to compete effectively with our competitors, we may be unable to sustain our operations at their current levels or generate revenue growth.

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

If interest rates change significantly, we may be subject to higher interest costs with respect to our funding sources and we may be unable to hedge our variable-rate borrowings effectively, which may cause us to suffer material losses. Because we use bank deposits, long-term loan facilities and term note securitizations to fund our leases, our margins could be reduced by an increase in interest rates. Each of our leases is structured so that the sum of all scheduled lease payments will equal the cost of the equipment to us, less the residual, plus a return on the amount of our investment. This return is known as the yield. The yield on our leases is fixed because the scheduled payments are fixed at the time of lease origination. When we originate or acquire leases, we base our pricing in part on the spread we expect to achieve between the yield on each lease and the effective interest rate we expect to pay when we finance the lease. To the extent that a lease is financed with variable-rate funding, increases in interest rates during the term of a lease could narrow or eliminate the spread, or result in a negative spread. A negative spread is an interest cost greater than the yield on the lease. Certain of our funding facilities have variable rates based on the London Interbank Offered Rate (“LIBOR”). As a result, because our assets have a fixed interest rate, increases in LIBOR would negatively impact our earnings. If interest rates increase faster than we are able to adjust the pricing under our new leases, our net interest margin would be reduced. In addition, with respect to our fixed-rate deposits and borrowings, increases in interest rates could have the effect of increasing our costs on future transactions.

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

Failure to maintain the security of our information and technology networks, including personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company’s privacy and security policies with respect to such information, could adversely affect us. In the normal course of our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of customer, stockholder, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action against us. Increasingly, our products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services.

Our quarterly operating results may fluctuate significantly. Our operating results may differ from quarter to quarter, and these differences may be significant. Factors that may cause these differences include: changes in the volume of lease applications, approvals and originations; changes in interest rates; the availability and cost of capital and funding; the degree of competition we face; the levels of charge-offs we incur; changes in the regulatory environment; general economic conditions; and other factors.

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

Future sales of our common stock by a certain large shareholder could adversely affect the market price of our common stock. A substantial number of shares of our common stock could be sold into the public market pursuant to a shelf registration statement on Form S-3 (No. 333-128329) that became effective on December 19, 2005. As of March 1, 2011, this large shareholder owned 2,309,934 shares of our common stock. The sale of all or a portion of these shares into the public market, or the perception that such a sale could occur, could adversely affect the market price of our common stock.

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

At December 31, 2011, we operated from five leased facilities including our executive office facility, a Philadelphia office facility, two branch offices and the headquarters of MBB. Our Mount Laurel, New Jersey executive offices are housed in a leased facility of approximately 50,000 square feet under a lease that expires in May 2013. We also lease 3,524 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in July 2013. In addition, we have a regional office in Johns Creek, Georgia (a suburb of Atlanta). Our Georgia office is 5,822 square feet and the lease expires in July 2013. The headquarters of MBB in Salt Lake City is 5,764 square feet and the lease expires in October 2014. We also lease 300 square feet for a sales office in Sherwood, Oregon. This lease commenced September 2010 and is on a month-to-month basis. We believe our leased facilities are adequate for our current needs and sufficient to support our current operations and anticipated future requirements.

Item 3.	Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on our business, financial condition or results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Marlin Business Services Corp. completed its IPO of common stock and became a publicly traded company on November 12, 2003. The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “MRLN.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market and the dividends declared per common share.

	2011			2010
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$13.34	$10.97	$—	$10.75	$8.35	$—
Second Quarter	$13.05	$11.30	$—	$13.38	$10.23	$—
Third Quarter	$12.84	$9.49	$—	$12.52	$9.47	$—
Fourth Quarter	$13.35	$9.77	$0.06	$13.17	$10.38	$—

Dividend Policy

As previously disclosed, on November 3, 2011, Marlin Business Services Corp. declared its first regular quarterly dividend of $0.06 per share of common stock. The dividend was paid on November 28, 2011 to holders of our common stock as of November 15, 2011. Payment of future dividends will be subject to approval by our Board of Directors and will depend upon our earnings, financial condition, capital requirements, cash flow, long-range plans and such other factors as our Board of Directors may deem relevant.

The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. Payment of dividends by Marlin Business Bank to its sole shareholder, Marlin Business Services Corp., are also subject to the regulatory requirements and restrictions described in the “Supervision and Regulation” portion of Item 1 of Part I of this Form 10-K.

Number of Record Holders

There were 307 holders of record of our common stock at February 23, 2012. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

The number of shares of common stock repurchased by Marlin during the fourth quarter of 2011 and the average price paid per share is as follows:

Time Period	Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	—	$—	—	$6,006,475
November 1, 2011 to November 30, 2011	18,029	$12.12	18,029	$5,787,928
December 1, 2011 to December 31, 2011	3,778	$12.70	3,778	$5,739,965

Total for the quarter ended December 31, 2011	21,807	$12.22	21,807	$5,739,965

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 46,683 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended December 31, 2011, at an average cost of $12.94 per share.

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

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the SNL Specialty Lender Index for the period commencing on December 31, 2006 and ending on December 31, 2011. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2006 in each of the following: the Company’s common stock, the Russell 2000 Index and the SNL Specialty Lender Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Marlin Business Services Corp.	100.00	50.19	10.86	33.00	52.64	53.11
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Specialty Lender	100.00	65.53	18.27	29.99	36.88	38.68

Source : SNL Financial LC, Charlottesville, VA

© 2012

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years ended December 31, 2011 has been derived from the consolidated financial statements. The selected financial data should be read together with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per-share data)
Statement of Operations Data:
Interest and fee income	$56,523	$61,337	$83,444	$107,453	$110,532
Interest expense	11,416	15,613	27,338	36,880	35,322

Net interest and fee income	45,107	45,724	56,106	70,573	75,210
Provision for credit losses	4,134	9,438	27,189	31,494	17,221

Net interest and fee income after provision for credit losses	40,973	36,286	28,917	39,079	57,989
Loss on derivatives	(53)	(116)	(1,959)	(16,039)	—
Insurance and other income	5,704	5,401	6,855	8,144	7,902

Other expense:
Salaries and benefits	22,539	19,966	19,071	22,916	21,329
General and administrative	13,044	12,762	12,854	15,241	13,633
Financing related costs	719	680	505	1,418	1,045

Other expense	36,302	33,408	32,430	39,575	36,007

Income (loss) before income taxes	10,322	8,163	1,383	(8,391)	29,884
Income tax expense (benefit)	4,147	2,495	347	(3,161)	11,884

Net income (loss)	$6,175	$5,668	$1,036	$(5,230)	$18,000

Basic earnings (loss) per share	$0.48	$0.44	$0.08	$(0.44)	$1.47
Diluted earnings (loss) per share	$0.48	$0.44	$0.08	$(0.44)	$1.45
Cash dividends declared per share	$0.06	$—	$—	$—	$—

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per-share data)
Operating Data:
Total number of finance receivables originated	18,102	12,407	9,763	24,869	33,141
Total finance receivables originated	$229,014	$134,030	$88,935	$256,554	$390,766
Average total finance receivables(1)	$358,326	$389,001	$558,311	$715,649	$721,900
Weighted average interest rate (implicit) on new finance receivables originated(2)	12.84%	14.47%	15.09%	13.67%	12.93%
Interest income as a percent of average total finance receivables(1)	12.36%	12.15%	11.83%	12.03%	12.43%
Interest expense as percent of average interest-bearing liabilities	4.20%	4.85%	5.40%	5.62%	5.23%

Portfolio Asset Quality Data:
Total finance receivables, end of period(1)	$385,984	$352,527	$450,595	$664,902	$749,712
Delinquencies greater than 60 days past due(3)	0.38%	0.90%	1.67%	1.59%	0.95%
Allowance for credit losses	$5,353	$7,718	$12,193	$15,283	$10,988
Allowance for credit losses to total finance receivables, end of period(1)	1.39%	2.19%	2.71%	2.30%	1.47%
Charge-offs, net	$6,499	$13,913	$30,279	$27,199	$14,434
Ratio of net charge-offs to average total finance receivables(1)	1.81%	3.58%	5.42%	3.80%	2.00%

Operating Ratios:
Efficiency ratio(4)	70.03%	64.02%	50.71%	48.47%	42.07%
Return on average total assets	1.31%	1.13%	0.15%	(0.62)%	2.09%
Return on average stockholders’ equity	3.81%	3.72%	0.70%	(3.48)%	12.37%

Balance Sheet Data:
Cash and cash equivalents	$42,285	$37,026	$37,057	$40,270	$38,708
Restricted interest-earning deposits with banks	$28,637	$47,107	$63,400	$66,212	$141,070
Net investment in leases and loans	$387,840	$351,569	$448,610	$669,109	$764,553
Total assets	$485,969	$468,062	$565,803	$794,431	$958,269
Deposits	$198,579	$92,919	$80,288	$63,385	$—
Short-term borrowings	$—	$—	$62,541	$101,923	$—
Long-term borrowings	$92,004	$178,650	$244,445	$441,385	$773,085
Total liabilities	$321,868	$308,059	$413,918	$644,159	$805,308
Total stockholders’ equity	$164,101	$160,003	$151,885	$150,272	$152,961

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

Overview

We are a nationwide provider of equipment financing solutions, primarily to small and mid-sized businesses. We finance over 100 categories of commercial equipment important to the typical small and mid-sized business customer, including copiers, security systems, computers and software, telecommunications equipment and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers, national account programs and, to a much lesser extent, through direct solicitation of our end user customers and through relationships with select lease brokers.

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2011, our lease portfolio consisted of approximately 65,000 accounts with an average original term of 50 months and average original transaction size of approximately $11,600.

We were founded in 1997. At December 31, 2011, we have $486.0 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $387.8 million at December 31, 2011.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the year ended December 31, 2011, our net credit losses were 1.81% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under generally accepted accounting principles in the United States (“U.S. GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 66% of our lease portfolio at December 31, 2011 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

Since our founding, we have funded our business through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity securities and the issuance of FDIC-insured certificates of deposit, raised nationally by MBB. Our variable-rate borrowing currently consists of long-term loan facilities. We have traditionally issued fixed-rate term debt through the asset-backed securitization market. Historically, leases were funded through variable-rate warehouse facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions.

With the opening of MBB in 2008, we began to fund increasing amounts of new originations through the issuance of FDIC-insured certificates of deposit. We anticipate that deposits issued by MBB will represent our primary source of funds for the foreseeable future. As of December 31, 2011, total MBB deposits were $198.6 million. As of December 31, 2011, $45.1 million, or 49.0%, of our borrowings were fixed-rate term note securitizations.

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

From time to time we may use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active interest-rate swap agreements at December 31, 2011.

The Company’s wholly owned subsidiary, Marlin Business Bank (“MBB”), allows the Company to diversify its funding sources. Over time, MBB may offer various diversified products and services to the Company’s customer base. MBB is a Utah state-chartered, Federal Reserve member commercial bank, insured by the Federal Deposit Insurance Corporation (“FDIC”). As a state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

On January 13, 2009, Marlin Business Services Corp. became a bank holding company and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Bank of Philadelphia. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne.

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

There were 400,475 shares of common stock repurchased by the Company pursuant to the above plan during the year ended December 31, 2011. As of December 31, 2011, the maximum approximate dollar value of shares that may yet be purchased under the stock repurchase plan is approximately $5.7 million.

In addition to the repurchases described above, pursuant to the 2003 Plan, participants may have shares withheld to cover income taxes. There were 144,291 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the year ended December 31, 2011, at an average cost of $12.12 per share.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and affect related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including credit losses, residuals, initial direct costs and fees, other fees, performance assumptions for stock-based compensation awards, the fair value of financial instruments and the realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Our consolidated financial statements are based on the selection and application of critical accounting policies, the most significant of which are described below.

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

We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross-section of variables including industry, geography, equipment type, obligor and vendor. We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis stratified by industry classification, historic delinquencies and charge-offs, and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and emerging trends, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis. Adjustments due to such qualitative factors increased the allowance for credit losses by approximately $0.1 million and $0.2 million at December 31, 2011 and 2010, respectively.

The various factors used in the analysis are reviewed periodically, and no less frequently than quarterly. We then establish an allowance for credit losses for the projected probable net credit losses inherent in the portfolio based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

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

Securitizations. In connection with each of the Company’s term note securitization transactions, we established bankruptcy remote special purpose entities (“SPEs”) and issued term debt to institutional investors. These SPEs are each considered variable interest entities (“VIEs”) under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.

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

Nonforfeitable dividends paid on shares of restricted stock are recorded to retained earnings for shares that are expected to vest and to compensation expense for shares that are not expected to vest.

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

At December 31, 2011, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009 to claim refunds of approximately $15.4 million as discussed in Note 12 to this Form 10-K. These amendments are subject to review by the various jurisdictions.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2011 and 2010

Net income. Net income of $6.2 million was reported for the year ended December 31, 2011, resulting in diluted earnings per share of $0.48, compared to net income of $5.7 million and diluted earnings per share of $0.44 for the year ended December 31, 2010.

Return on average assets was 1.31% for the year ended December 31, 2011, compared to a return of 1.13% for the year ended December 31, 2010. Return on average equity was 3.81% for the year ended December 31, 2011, compared to a return of 3.72% for the year ended December 31, 2010.

Overall, our average net investment in total finance receivables for the year ended December 31, 2011 decreased 7.9% to $358.3 million compared to $389.0 million for the year ended December 31, 2010, due to repayments exceeding originations during 2008 to 2010. During 2008 to 2010, the Company decreased staffing and implemented more restrictive credit policies in order to navigate through the challenging economic environment. However, over the past 18 months we have increased staffing levels with respect to sales account executives and have adjusted our credit underwriting guidelines in response to economic conditions, in order to increase originations. The end-of-period net investment in total finance receivables at December 31, 2011 was $387.8 million, an increase of 10.3% from $351.6 million at December 31, 2010.

During the year ended December 31, 2011, we generated 18,102 new leases with a cost of $229.0 million compared to 12,407 new leases with a cost of $134.0 million generated for the year ended December 31, 2010. Much of the change in volume is the result of the continued seasoning and development of the sales account executives, many of whom were hired in 2010, and the refinement of our go-to-market strategies which has bolstered the productivity of our sales account executives. Approval rates also rose from 50% for the year ended December 31, 2010 to 61% for the year ended December 31, 2011 due to the improved credit quality of the applications received and adjustments made to credit policy in light of the continued strong performance of recent years’ lease originations.

The provision for credit losses decreased $5.3 million, or 56.4%, to $4.1 million for the year ended December 31, 2011 from $9.4 million for the year ended December 31, 2010, primarily due to lower charge-offs, improved delinquencies and a reduced portfolio size. For the year ended December 31, 2011 compared to the year ended December 31, 2010, net interest and fee income decreased $0.6 million, or 1.3%, primarily due to the 7.9% decrease in average total finance receivables, partially offset by a lower cost of funds on liabilities. Other expenses increased $2.9 million, or 8.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to increased salaries and benefits expense related to increased sales staffing levels.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011			2010
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$44,818	$37	0.08%	$38,882	$45	0.12%
Restricted interest-earning deposits with banks	35,188	20	0.06	59,308	67	0.11
Securities available for sale	1,708	54	3.15	1,087	39	3.58
Net investment in leases(2)	357,592	44,112	12.34	386,625	46,872	12.12
Loans receivable(2)	734	46	6.26	2,376	273	11.51

Total interest-earning assets	440,040	44,269	10.06	488,278	47,296	9.68

Non-interest-earning assets:
Cash and due from banks	1,792			1,605
Property and equipment, net	2,142			2,183
Property tax receivables	744			1,554
Other assets(3)	26,729			6,379

Total non-interest-earning assets	31,407			11,721

Total assets	$471,447			$499,999

Interest-bearing liabilities:
Deposits	$130,000	$2,604	2.00%	$92,956	$2,573	2.77%
Short-term borrowings(4)	—	—	—	7,213	345	4.77
Long-term borrowings(4)	141,653	8,812	6.22	221,792	12,695	5.72

Total interest-bearing liabilities	271,653	11,416	4.20	321,961	15,613	4.85

Non-interest-bearing liabilities:
Fair value of derivatives	—			592
Sales and property taxes payable	3,679			4,989
Accounts payable and accrued expenses	8,431			5,748
Net deferred income tax liability	25,802			14,255

Total non-interest-bearing liabilities	37,912			25,584

Total liabilities	309,565			347,545
Stockholders’ equity	161,882			152,454

Total liabilities and stockholders’ equity	$471,447			$499,999

Net interest income		$32,853			$31,683

Interest rate spread(5)			5.86%			4.83%
Net interest margin(6)			7.47%			6.49%
Ratio of average interest-earning assets to average interest-bearing liabilities			161.99%			151.66%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.
(2)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(3)	Includes operating leases.
(4)	Includes effect of transaction costs.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2011 Compared To Year Ended December 31, 2010
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$6	$(14)	$(8)
Restricted interest-earning deposits with banks	(21)	(26)	(47)
Securities available for sale	20	(5)	15
Net investment in leases	(3,570)	810	(2,760)
Loans receivable	(137)	(90)	(227)
Total interest income	(4,802)	1,775	(3,027)

Interest expense:
Deposits	858	(827)	31
Short-term borrowings	(173)	(172)	(345)
Long-term borrowings	(4,908)	1,025	(3,883)
Total interest expense	(2,264)	(1,933)	(4,197)

Net interest income	(3,317)	4,487	1,170

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Interest income	$44,269	$47,296
Fee income	12,254	14,041

Interest and fee income	56,523	61,337
Interest expense	11,416	15,613

Net interest and fee income	$45,107	$45,724

Average total finance receivables(1)	$358,326	$389,001

Percent of average total finance receivables:
Interest income	12.36%	12.15%
Fee income	3.42	3.61

Interest and fee income	15.78	15.76
Interest expense	3.19	4.01

Net interest and fee margin	12.59%	11.75%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $0.6 million, or 1.3%, to $45.1 million for the year ended December 31, 2011 from $45.7 million for the year ended December 31, 2010. The net interest and fee margin increased 84 basis points to 12.59% in the year ended December 31, 2011 from 11.75% for the year ended December 31, 2010.

Interest income, net of amortized initial direct costs and fees, decreased $3.0 million, or 6.3%, to $44.3 million for the year ended December 31, 2011 from $47.3 million for the year ended December 31, 2010. The decrease in interest income was due principally to a 7.9% decrease in average total finance receivables, which decreased $30.7 million to $358.3 million at December 31, 2011 from $389.0 million at December 31, 2010, partially offset by an increase in average yield of 21 basis points. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. The average yield on the portfolio increased, primarily due to continued higher yields on the new lease originations compared to the yields on the leases repaying. However, the weighted average implicit interest rate on new finance receivables originated decreased 163 basis points to 12.84% for the year ended December 31, 2011 compared to 14.47% for the year ended December 31, 2010, primarily due to a change in mix of new origination types toward larger program opportunities.

Fee income decreased $1.7 million, or 12.1%, to $12.3 million for the year ended December 31, 2011 from $14.0 million for the year ended December 31, 2010. Fee income included approximately $4.7 million of net residual income for the year ended December 31, 2011 and $5.1 million for the year ended December 31, 2010. Fee income also included approximately $6.7 million in late fee income for the year ended December 31, 2011, which decreased 15.2% compared to $7.9 million for the year ended December 31, 2010. The decrease in late fee income was primarily due to the decrease in average total finance receivables, combined with an increase in timely payments by customers.

Fee income, as a percentage of average total finance receivables, decreased 19 basis points to 3.42% for the year ended December 31, 2011 from 3.61% for the year ended December 31, 2010. Late fees remained the largest component of fee income at 1.72% as a percentage of average total finance receivables for the year ended December 31, 2011 compared to 1.41% for the year ended December 31, 2010. As a percentage of average total finance receivables, net residual income was 1.20% for the year ended December 31, 2011 compared to 0.91% for the year ended December 31, 2010.

Interest expense decreased $4.2 million to $11.4 million for the year ended December 31, 2011 from $15.6 million for the year ended December 31, 2010. The decrease was primarily due to a shift in our funding mix toward lower-cost deposits in combination with lower average finance receivables outstanding. Interest expense, as a percentage of average total finance receivables, decreased 82 basis points to 3.19% for the year ended December 31, 2011, from 4.01% for the year ended December 31, 2010.

The weighted average interest rate, excluding transaction costs, on borrowings was 5.33% for the year ended December 31, 2011 compared to 5.09% for the year ended December 31, 2010. The higher interest rate primarily reflects the interest rates associated with the remaining term securitization borrowings. The average balance for our variable-rate debt was $60.4 million for the year ended December 31, 2011 compared to $32.8 million for the year ended December 31, 2010. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 5.26% for the year ended December 31, 2011, compared to 5.01% for the year ended December 31, 2010. For the year ended December 31, 2011, average term securitization borrowings outstanding were $81.2 million at a weighted average coupon of 5.39% compared to $196.2 million at a weighted average coupon of 5.09% for the year ended December 31, 2010. (See Liquidity and Capital Resources in this Item 7).

Our wholly-owned subsidiary, MBB, provides an additional funding source. FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $2.6 million, or 2.00% as a percentage of weighted average deposits, for the year ended December 31, 2011. Interest expense on deposits was $2.6 million, or 2.77% as a percentage of weighted average deposits, for the year ended December 31, 2010. The average balance of deposits was $130.0 million for the year ended December 31, 2011. The average balance of deposits was $93.0 million for the year ended December 31, 2010.

Insurance income. Insurance income decreased $0.3 million to $3.8 million for the year ended December 31, 2011 from $4.1 million for the year ended December 31, 2010, primarily due to higher claims in combination with lower billings from lower total finance receivables.

Other income. Other income primarily includes various administrative transaction fees and fees received from lease syndications. Other income increased $0.6 million to $1.9 million for the year ended December 31, 2011 from $1.3 million for the year ended December 31, 2010, primarily due to reductions in the allowance for uncollected property tax reimbursements due to favorable collections and other adjustments to accrued liabilities.

Salaries and benefits expense. Salaries and benefits expense increased $2.5 million, or 12.5%, to $22.5 million for the year ended December 31, 2011 from $20.0 million for the year ended December 31, 2010. Salaries and benefits expense, as a percentage of average total finance receivables, was 6.29% for the year ended December 31, 2011 compared with 5.13% for the year ended December 31, 2010. Total personnel increased to 242 at December 31, 2011 from 234 at December 31, 2010, primarily due to increased sales staffing levels, which were 93 sales account executives at December 31, 2011, compared to 87 sales account executives at December 31, 2010.

General and administrative expense. General and administrative expense increased $0.2 million, or 1.6%, to $13.0 million for the year ended December 31, 2011 from $12.8 million for the year ended December 31, 2010. General and administrative expense as a percentage of average total finance receivables was 3.64% for the year ended December 31, 2011, compared to 3.28% for the year ended December 31, 2010.

Selected major components of general and administrative expense for the year ended December 31, 2011 included $2.8 million of premises and occupancy expense, $1.7 million of audit and tax compliance expense, $1.0 million of data processing expense, $0.5 million of marketing expense and $0.2 million of legal fees. In comparison, selected major components of general and administrative expense for the year ended December 31, 2010 included $2.8 million of premises and occupancy expense, $1.2 million of audit and tax compliance expense, $1.0 million of data processing expense, $0.9 million of legal fees and $0.3 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs were $0.7 million for the year ended December 31, 2011, unchanged from $0.7 million for the year ended December 31, 2010.

Provision for credit losses. The provision for credit losses decreased $5.3 million, or 56.4%, to $4.1 million for the year ended December 31, 2011 from $9.4 million for the year ended December 31, 2010. The decrease in the provision for credit losses was primarily the result of a lower allowance for credit losses due to lower charge-offs and improved delinquencies. Net charge-offs were $6.5 million for the year ended December 31, 2011, compared to $13.9 million for the year ended December 31, 2010. Net charge-offs as a percentage of average total finance receivables decreased to 1.81% during the year ended December 31, 2011, from 3.58% for the year ended December 31, 2010. The allowance for credit losses decreased to approximately $5.4 million at December 31, 2011, a decrease of $2.3 million from $7.7 million at December 31, 2010.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $4.1 million was recorded for the year ended December 31, 2011, compared to an expense of $2.5 million for the year ended December 31, 2010. The change is primarily attributable to the change in pretax income recorded for the year ended December 31, 2011. In addition, for the year ended December 31, 2010, the Company recognized a current tax benefit of approximately $0.5 million to reflect interest receivable on amended returns the Company filed in 2011, as discussed in Note 12 to this Form 10-K.

Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 40.2% for the year ended December 31, 2011, compared to 30.6% for the year ended December 31, 2010. The change in effective tax rate is primarily due to a change in the mix of pretax book income across jurisdictions and entities combined with the effect of the 2010 benefit recorded for interest receivable on amended returns the Company filed in 2011.

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

	Year Ended December 31,
	2010			2009
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$38,882	$45	0.12%	$47,240	$123	0.26%
Restricted interest-earning deposits with banks	59,308	67	0.11	66,310	289	0.44
Securities available for sale	1,087	39	3.58	—	—	—
Net investment in leases(2)	386,625	46,872	12.12	550,160	64,650	11.75
Loans receivable(2)	2,376	273	11.51	8,151	977	11.99

Total interest-earning assets	488,278	47,296	9.68	671,861	66,039	9.83

Non-interest-earning assets:
Cash and due from banks	1,605			2,618
Property and equipment, net	2,183			2,777
Property tax receivables	1,554			2,513
Other assets(3)	6,379			8,881

Total non-interest-earning assets	11,721			16,789

Total assets	$499,999			$688,650

Interest-bearing liabilities:
Deposits	$92,956	$2,573	2.77%	$78,615	$2,725	3.47%
Short-term borrowings(4)	7,213	345	4.77	94,588	4,917	5.20
Long-term borrowings(4)	221,792	12,695	5.72	333,193	19,696	5.91

Total interest-bearing liabilities	321,961	15,613	4.85	506,396	27,338	5.40

Non-interest-bearing liabilities:
Fair value of derivatives	592			8,917
Sales and property taxes payable	4,989			7,065
Accounts payable and accrued expenses	5,748			4,817
Net deferred income tax liability	14,255			14,239

Total non-interest-bearing liabilities	25,584			35,038

Total liabilities	347,545			541,434
Stockholders’ equity	152,454			147,216

Total liabilities and stockholders’ equity	$499,999			$688,650

Net interest income		$31,683			$38,701

Interest rate spread(5)			4.83%			4.43%
Net interest margin(6)			6.49%			5.76%
Ratio of average interest-earning assets to average interest-bearing liabilities			151.66%			132.68%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.
(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.
(3)	Includes operating leases.
(4)	Includes effect of transaction costs.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2010 Compared To Year Ended December 31, 2009
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(19)	$(59)	$(78)
Restricted interest-earning deposits with banks	(28)	(194)	(222)
Securities available for sale	39	—	39
Net investment in leases	(19,767)	1,989	(17,778)
Loans receivable	(667)	(37)	(704)
Total interest income	(17,796)	(947)	(18,743)

Interest expense:
Deposits	449	(601)	(152)
Short-term borrowings	(4,199)	(373)	(4,572)
Long-term borrowings	(6,395)	(606)	(7,001)
Total interest expense	(9,165)	(2,560)	(11,725)

Net interest income	(11,489)	4,471	(7,018)

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

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Interest income	$47,296	$66,039
Fee income	14,041	17,405

Interest and fee income	61,337	83,444
Interest expense	15,613	27,338

Net interest and fee income	$45,724	$56,106

Average total finance receivables(1)	$389,001	$558,311

Percent of average total finance receivables:
Interest income	12.15%	11.83%
Fee income	3.61	3.12

Interest and fee income	15.76	14.95
Interest expense	4.01	4.90

Net interest and fee margin	11.75%	10.05%

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

Interest income, net of amortized initial direct costs and fees, decreased $18.7 million, or 28.3%, to $47.3 million for the year ended December 31, 2010 from $66.0 million for the year ended December 31, 2009. The decrease in interest income was due principally to a 30.3% decrease in average total finance receivables, which decreased $169.3 million to $389.0 million at December 31, 2010 from $558.3 million at December 31, 2009, partially offset by an increase in average yield of 32 basis points. The decrease in average total finance receivables is primarily due to our proactive decision in 2008 and 2009 to lower approval rates and volume in response to the economic conditions. The average yield on the portfolio increased, primarily due to continued higher yields on the new leases compared to the yields on the leases repaying. However, the weighted average implicit interest rate on new finance receivables originated decreased 62 basis points to 14.47% for the year ended December 31, 2010 compared to 15.09% for the year ended December 31, 2009, primarily due to a change in mix of new origination types. This change was due to the mix of origination channels beginning to migrate to historical percentages as the Company continued to rebuild the sales force and grow volume.

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

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a result of the challenging economic environment, in the first quarter of 2009 we proactively lowered expenses, including reducing our workforce by 17% and closing our two smallest satellite sales offices (Chicago and Salt Lake City). A total of 49 employees company-wide were terminated in connection with the staff reductions in the first quarter of 2009. We incurred pretax severance costs in the three months ended March 31, 2009 of approximately $0.5 million related to the staff reductions.

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

Provision for income taxes. Income tax expense of $2.5 million was recorded for the year ended December 31, 2010, compared to an expense of $0.3 million for the year ended December 31, 2009. The change is primarily attributable to the change in pretax income recorded for the year ended December 31, 2010. In addition, for the year ended December 31, 2010, the Company recognized a current tax benefit of approximately $0.5 million to reflect interest receivable on amended returns the Company filed in 2011, as discussed in Note 12 to this Form 10-K.

Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 30.6% for the year ended December 31, 2010, compared to 25.1% for the year ended December 31, 2009. The change in effective tax rate is primarily due to a change in the mix of pretax book income across the jurisdictions and entities combined with the effect of the benefit recorded for interest receivable on amended returns the Company filed in 2011.

Operating Data

We manage expenditures using a comprehensive budgetary review process. Expenses are monitored by departmental heads and are reviewed by senior management monthly. The efficiency ratio (relating expenses with revenues) and the ratio of salaries and benefits and general and administrative expense as a percentage of the average total finance receivables shown below are metrics used by management to monitor productivity and spending levels. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for additional information regarding factors influencing these metrics.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Average total finance receivables	$358,326	$389,001	$558,311
Salaries and benefits expense	22,539	19,966	19,071
General and administrative expense	13,044	12,762	12,854
Efficiency ratio(1)	70.03%	64.02%	50.71%
Percent of average total finance receivables:
Salaries and benefits	6.29%	5.13%	3.42%
General and administrative	3.64%	3.28%	2.30%

(1)

Represents expenses (salaries and benefits expense and general and administrative expense) divided by the sum of net interest and fee income, insurance income and other income. It excludes the impact of loss on derivatives.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Number of sales account executives	93	87	38	86	118
Number of originating sources(1)	827	604	465	1,014	1,246

(1)	Monthly average of origination sources generating lease volume

Finance Receivables and Asset Quality

Our net investment in leases and loans increased $36.2 million, or 10.3%, to $387.8 million at December 31, 2011, from $351.6 million at December 31, 2010. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to rebuild our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources in this Item 7.

The chart below provides our asset quality statistics for each of the five years ended December 31, 2011:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$7,718	$12,193	$15,283	$10,988	$8,201

Charge-offs	(8,624)	(17,095)	(33,575)	(30,231)	(18,022)
Recoveries	2,125	3,182	3,296	3,032	3,588

Net charge-offs	(6,499)	(13,913)	(30,279)	(27,199)	(14,434)

Provision for credit losses	4,134	9,438	27,189	31,494	17,221

Allowance for credit losses, end of period(1)	$5,353	$7,718	$12,193	$15,283	$10,988

Net charge-offs to average total finance receivables(2)	1.81%	3.58%	5.42%	3.80%	2.00%
Allowance for credit losses to total finance receivables, end of period(2)	1.39%	2.19%	2.71%	2.30%	1.47%
Average total finance receivables(2)	$358,326	$389,001	$558,311	$715,649	$721,900
Total finance receivables, end of period(2)	$385,984	$352,527	$450,595	$664,902	$749,712
Delinquencies greater than 60 days past due	$1,663	$3,504	$8,334	$12,203	$8,377
Delinquencies greater than 60 days past due(3)	0.38%	0.90%	1.67%	1.59%	0.95%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	321.89%	220.26%	146.30%	125.24%	131.17%
Non-accrual leases and loans, end of period	$829	$1,996	$4,557	$6,380	$3,695
Renegotiated leases and loans, end of period	$1,052	$2,221	$4,521	$8,256	$6,987
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—
Interest income included on non-accrual leases and loans(4)	$85	$214	$493	$711	$420
Interest income excluded on non-accrual leases and loans(5)	$23	$46	$103	$92	$55

(1)

At December 31, 2011, there was no allowance for credit losses allocated to loans. The allowance for credit losses allocated to loans at December 31, 2010, 2009, 2008 and 2007, was $0.1 million, $0.4 million, $0.9 million and $0.6 million, respectively.

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

The Company’s net charge-offs began increasing during 2007, primarily due to worsening general economic trends from the favorable experience of 2006. These trends continued to worsen during 2008 and 2009. The economic environment from 2007 to 2009 most significantly impacted the performance of interest rate-sensitive industries in our portfolio, specifically companies in the construction, financial services, mortgage and real estate businesses. During 2007 and 2008, the Company increased collection activities and strengthened underwriting criteria for these industries and for the geographical areas most affected by these industries, specifically

California and Florida. As a result, in 2010 the performance of interest rate-sensitive industries in our portfolio improved. In addition, during 2009 the Company discontinued substantially all origination activity from indirect origination channels, due to the indications of increasing credit risk associated with these channels during 2007 to 2009. All of these factors contributed to improved delinquency migration trends in 2010 and 2011.

Net charge-offs for the year ended December 31, 2011 were $6.5 million, or 1.81% of average total finance receivables, compared to $13.9 million, or 3.58% of average total finance receivables, for the year ended December 31, 2010. More than 85% of the decrease from the prior year was due to a lower charge-off rate as a percentage of average total finance receivables, and less than 15% of the decrease was related to the impact on the calculation of the decrease in average total finance receivables. The decrease in net charge-offs during year ended December 31, 2011 compared to recent years is primarily due to improved delinquency migrations due to the factors discussed above.

Net charge-offs for the year ended December 31, 2010 were $13.9 million, or 3.58% of average total finance receivables, compared to $30.3 million, or 5.42% of average total finance receivables, for the year ended December 31, 2009. Approximately 47% of the decrease from the prior year was related to the impact on the calculation of the decrease in average total finance receivables, and approximately 53% of the decrease was due to a lower charge-off rate as a percentage of average total finance receivables. The decrease in net charge-offs during year ended December 31, 2010 compared to recent years is primarily due to improving delinquency migrations due to the factors discussed above and lower portfolio balances.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.38% at December 31, 2011, 0.90% at December 31, 2010 and 1.67% at December 31, 2009. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

Residual Performance

Our leases offer our end user customers the option to own the equipment at lease expiration. As of December 31, 2011, approximately 66% of our leases were one dollar purchase option leases, 31% were fair market value leases and 3% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of December 31, 2011, there were $32.7 million of residual assets retained on our Consolidated Balance Sheet, of which $26.5 million, or 80.9%, were related to copiers. As of December 31, 2010, there were $37.3 million of residual assets retained on our Consolidated Balance Sheet, of which $30.6 million, or 82.0%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2011 and 2010, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $4.7 million, $5.1 million and $5.4 million of net residual income for the years ended December 31, 2011, 2010 and 2009, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income, net of depreciation, totaled approximately $7.5 million, $7.7 million and $7.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2011, the net loss on residual values disposed at end of term totaled $2.8 million compared to a net loss of $2.6 million for the year ended December 31, 2010. For the year ended December 31, 2009, the net loss on residual values disposed at end of term totaled $1.8 million. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable lease terms. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the years ended December 31, 2011, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our business requires a substantial amount of cash to operate and grow. Our primary liquidity need is for new originations. In addition, we need liquidity to pay interest and principal on our deposits and borrowings, to pay fees and expenses incurred in connection with our financing transactions, to fund infrastructure and technology investment, to pay dividends and to pay administrative and other operating expenses.

We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of third-party financing to fund our operations:

•	FDIC-insured certificates of deposit issued by our wholly-owned subsidiary, MBB;

•	borrowings under revolving, short-term or long-term bank facilities;

•	financing of leases and loans in various warehouse facilities (all of which have since been repaid in full); and

•	financing of leases through term note securitizations.

The Company’s wholly owned subsidiary, Marlin Business Bank (“MBB”), allows the Company to diversify its funding sources. Over time, MBB may offer various diversified products and services to the Company’s customer base. MBB is a Utah state-chartered, Federal Reserve member commercial bank, insured by the Federal Deposit Insurance Corporation (“FDIC”). As a state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

On January 13, 2009, Marlin Business Services Corp. became a bank holding company and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Bank of Philadelphia. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through our wholly-owned subsidiary, AssuranceOne.

Our strategy has generally included funding new originations, other than those funded by MBB, in the short-term with cash from operations or through borrowings under various warehouse and loan facilities. Historically, we executed a term note securitization approximately once a year to refinance and relieve the warehouse and loan facilities. Due to the impact on borrowing costs from unfavorable market conditions and the available capacity in our warehouse and loan facilities at that time, the Company elected not to complete fixed-rate term note securitizations in 2008 or 2009. With the opening of MBB in 2008, we began to fund increasing amounts of new originations through the issuance of FDIC-insured certificates of deposit. We anticipate that deposits issued by MBB will represent our primary funding source for new originations for the foreseeable future.

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

On February 12, 2010 we completed an $80.7 million TALF-eligible term asset-backed securitization, of which we elected to defer the issuance of subordinated notes totaling $12.5 million. This transaction earned a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and is recorded in long-term borrowings in the Consolidated Balance Sheets.

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

On October 20, 2011, the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend, with the first quarterly dividend of $0.06 per share declared on November 3, 2011. The quarterly dividend payment of approximately $0.8 million was paid on November 28, 2011, to shareholders of record on the close of business on November 14, 2011. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

At December 31, 2011 we have approximately $88.1 million of available borrowing capacity in addition to available cash and cash equivalents of $42.3 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 1.77 to 1 at December 31, 2011 and 1.70 to 1 at December 31, 2010.

Net cash used in investing activities was $25.3 million for the year ended December 31, 2011, compared to net cash provided by investing activities of $95.9 million for the year ended December 31, 2010 and net cash provided by investing activities of $184.7 million for the year ended December 31, 2009. Investing activities primarily relate to lease payment activity.

Net cash provided by financing activities was $14.5 million for the year ended December 31, 2011, compared to net cash used in financing activities of $118.0 million for the year ended December 31, 2010 and net cash used in financing activities of $221.2 million for the year ended December 31, 2009. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $16.1 million for the year ended December 31, 2011, compared to net cash provided by operating activities of $22.1 million for the year ended December 31, 2010 and $33.4 million for the year ended December 31, 2009.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from certificates of deposit through brokers and direct deposit sources to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using advances under our long-term bank facilities and certificates of deposit issued through MBB. Total cash and cash equivalents available as of December 31, 2011 totaled $42.3 million compared to $37.0 million at December 31, 2010.

Restricted Interest-earning Deposits with Banks. As of December 31, 2011, we also had $28.6 million of cash that was classified as restricted interest-earning deposits with banks, compared to $47.1 million at December 31, 2010. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $92.0 million at December 31, 2011 and $178.7 million at December 31, 2010. Borrowings outstanding under the Company’s short-term and long-term debt consist of the following:

	For the Twelve Months Ended December 31, 2011				As of December 31, 2011
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate(3)	Amount Outstanding	Weighted Average Rate(3)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$10,000	$—	$—	—%	$—	—%	$10,000
Term note securitizations(2)	—	121,318	81,207	5.39%	45,119	5.34%	—
Long-term loan facilities	125,000	76,256	60,446	5.26%	46,885	5.24%	78,115

	$135,000		$141,653	5.33%	$92,004	5.29%	$88,115

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2011, MBB had $7.9 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
(3)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank. MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $10.0 million.

Federal Reserve Discount Window. In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2011, MBB had $7.9 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

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

Since our founding through December 31, 2011, we have completed 10 on-balance-sheet term note securitizations of which two remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned SPEs and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At December 31, 2011 and at December 31, 2010, outstanding term securitizations amounted to $45.1 million and $128.2 million, respectively.

As of December 31, 2011, $53.9 million of minimum lease payments receivable are assigned as collateral for the term note securitizations. Each of our outstanding term note securitizations is summarized below:

	Notes Originally Issued	Outstanding Balance as of December 31, 2011	Final Maturity Date	Original Coupon Rate
	(Dollars in thousands)
2007-1
Class A-1	$112,000	$—	October 2008	5.21%
Class A-2	80,000	—	December 2009	5.35
Class A-3	75,000	—	December 2010	5.32
Class A-4	72,174	—	February 2015	5.37
Class B	32,975	—	February 2015	5.82
Class C	38,864	11,563	February 2015	6.31
Class D	29,442	16,649	February 2015	7.30

	$440,455	$28,212		5.70	%(1)(2)

2010-1
Class A-1	$29,000	$—	February 2011	0.44%
Class A-2	33,689	14,496	January 2016	2.44
Class B	5,480	2,411	January 2016	3.86
Class C(4)	6,357	—	January 2016	5.14
Class D(4)	6,137	—	January 2016	5.90

	$80,663	$16,907		3.13	%(1)(3)

Total Term Note Securitizations		$45,119

(1)

Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term note securitizations also have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	The weighted average coupon rate of the 2007-1 term note securitization will approximate 5.70% over the term of the borrowing.
(3)	The weighted average coupon rate of the 2010-1 term note securitization will approximate 3.13% over the term of the borrowing.
(4)	Issuance of $12.5 million of subordinated notes was deferred.

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

Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2011 include:

	Actual(1)	Requirement
Tangible net worth minimum	$164.1 million	$144.2 million
Debt-to-equity ratio maximum	1.65 to 1	10.0 to 1
Maximum servicer senior leverage ratio	0.8 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	2.94 to 1	1.50 to 1
Maximum portfolio delinquency ratio	0.40%	3.25%
Maximum gross charge-off ratio	2.40%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

As of December 31, 2011, the Company was in compliance with terms of the long-term loan facilities and the term note securitization agreements.

Bank Capital and Regulatory Oversight

On January 13, 2009, we became a bank holding company by order of the Federal Reserve Board and are subject to regulation under the Bank Holding Company Act. All of our subsidiaries may be subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of our election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits us to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through our wholly-owned subsidiary, AssuranceOne.

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

At December 31, 2011, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 20.78%, 19.77% and 20.64%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively. At December 31, 2011, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 33.74%, 37.94% and 39.19%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Order, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s equity balance at December 31, 2011 was $49.6 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the FDIC Order. In March 2011, following the expiration of MBB’s three-year de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” herein.

Contractual Obligations (excluding Deposits)

In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of December 31, 2011 were as follows:

	Contractual Obligations as of December 31, 2011
Period Ending December 31,	Borrowings	Interest(1)	Operating Leases	Leased Facilities	Capital Leases	Total
	(Dollars in thousands)
2012	$80,369	$3,072	$4	$1,657	$120	$85,222
2013	8,606	478	4	789	115	9,992
2014	1,759	179	4	141	85	2,168
2015	1,139	71	—	—	—	1,210
2016	131	7	—	—	—	138

Total	$92,004	$3,807	$12	$2,587	$320	$98,730

(1)	Interest on the long-term loan facilities is assumed at the December 31, 2011 rate for the remaining term.

This table excludes deposits. Deposit maturities are presented in Note 9 to the Consolidated Financial Statements in Item 8 herein. There were no off-balance sheet arrangements requiring disclosure at December 31, 2011.

Market Interest-Rate Risk and Sensitivity

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest borrowings and certificates of deposit that the Company issues periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Most recently, we have also used variable-rate long-term loan facilities to finance our new lease originations. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 32.4% to 51.0% and averaged 44.8%. At December 31, 2011, $46.9 million, or 51.0%, of our borrowings were variable-rate borrowings.

The following table presents the contractually scheduled maturities and the related weighted average interest rates for debt obligations as of December 31, 2011 expected as of and for each year ended through December 31, 2015 and for periods thereafter.

	Scheduled Maturities by Calendar Year
	2012	2013	2014	2015	2016 & Thereafter	Total Carrying Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$33,484	$8,606	$1,759	$1,139	$131	$45,119
Average fixed rate	5.48%	4.14%	6.56%	6.87%	6.89%	5.31%
Variable-rate debt	$46,885	$—	$—	$—	$—	$46,885
Average variable rate	5.24%	—%	—%	—%	—%	5.24%

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

For example, the impact of each hypothetical 100-basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended December 31, 2011, generally would have been to reduce net interest and fee income by approximately $0.6 million based on our average variable-rate borrowings of approximately $60.4 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. However, at December 31, 2011, due to an index floor on certain variable-rate borrowings combined with the current interest rate environment, a 100-basis point increase in the market rates to which the borrowings are indexed would have reduced net interest and fee income by approximately $0.1 million based on the increased cost of the borrowings.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance will affect the presentation of comprehensive income, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Because ASU 2011-05 impacts disclosures only, it will not affect the consolidated earnings, financial position or cash flows of the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information appearing in the section captioned “Management’s Discussion and Analysis of Operations and Financial Condition—Market Interest-Rate Risk and Sensitivity” under Item 7 of this Form 10-K is incorporated herein by reference.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

Management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marlin Business Services Corp. and Subsidiaries

Mount Laurel, New Jersey

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 8, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 8, 2012

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marlin Business Services Corp. and Subsidiaries

Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marlin Business Services Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 8, 2012

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$1,035	$2,557
Interest-earning deposits with banks	41,250	34,469

Total cash and cash equivalents	42,285	37,026
Restricted interest-earning deposits with banks (includes $24.3 million and $44.7 million at December 31, 2011 and December 31, 2010, respectively, related to consolidated variable interest entities (“VIEs”))	28,637	47,107
Securities available for sale (amortized cost of $1.7 million and $1.5 million at December 31, 2011 and December 31, 2010, respectively)	1,780	1,534
Net investment in leases and loans (includes $60.0 million and $154.1 million at December 31, 2011 and December 31, 2010, respectively, related to consolidated VIEs)	387,840	351,569
Property and equipment, net	2,052	2,180
Property tax receivables	265	197
Other assets	23,110	28,449

Total assets	$485,969	$468,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$198,579	$92,919
Long-term borrowings (includes $45.1 million and $128.2 million at December 31, 2011 and December 31, 2010, respectively, related to consolidated VIEs)	92,004	178,650
Other liabilities:
Sales and property taxes payable	2,169	1,978
Accounts payable and accrued expenses	8,791	8,019
Net deferred income tax liability	20,325	26,493

Total liabilities	321,868	308,059

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,760,266 and 12,864,665 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	128	129
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	85,544	86,987
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive income (loss)	1	(132)
Retained earnings	78,430	73,021

Total stockholders’ equity	164,101	160,003

Total liabilities and stockholders’ equity	$485,969	$468,062

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per-share data)
Interest income	$44,269	$47,296	$66,039
Fee income	12,254	14,041	17,405

Interest and fee income	56,523	61,337	83,444
Interest expense	11,416	15,613	27,338

Net interest and fee income	45,107	45,724	56,106
Provision for credit losses	4,134	9,438	27,189

Net interest and fee income after provision for credit losses	40,973	36,286	28,917

Other income:
Insurance income	3,759	4,106	5,330
Loss on derivatives	(53)	(116)	(1,959)
Other income	1,945	1,295	1,525

Other income	5,651	5,285	4,896

Other expense:
Salaries and benefits	22,539	19,966	19,071
General and administrative	13,044	12,762	12,854
Financing related costs	719	680	505

Other expense	36,302	33,408	32,430

Income before income taxes	10,322	8,163	1,383
Income tax expense	4,147	2,495	347

Net income	$6,175	$5,668	$1,036

Basic earnings per share	$0.48	$0.44	$0.08
Diluted earnings per share	$0.48	$0.44	$0.08
Cash dividends declared per share	$0.06	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	(Dollars in thousands)
Balance, December 31, 2008	12,246,405	$122	$83,671	$(5)	$167	$66,317	$150,272
Issuance of common stock	35,004	1	105	—	—	—	106
Repurchase of common stock	(102,614)	(1)	(399)	—	—	—	(400)
Exercise of stock options	40,424	—	167	—	—	—	167
Tax benefit on stock options exercised	—	—	48	—	—	—	48
Stock option compensation recognized	—	—	298	—	—	—	298
Payment of receivables	—	—	—	2	—	—	2
Restricted stock grant	559,716	6	(6)	—	—	—	—
Restricted stock compensation recognized	—	—	790	—	—	—	790
Net change related to derivatives, net of tax	—	—	—	—	(434)	—	(434)
Net income	—	—	—	—	—	1,036	1,036

Balance, December 31, 2009	12,778,935	$128	$84,674	$(3)	$(267)	$67,353	$151,885
Issuance of common stock	21,398	—	172	—	—	—	172
Repurchase of common stock	(80,925)	(1)	(771)	—	—	—	(772)
Exercise of stock options	35,864	1	161	—	—	—	162
Tax benefit on stock options exercised	—	—	72	—	—	—	72
Stock option compensation recognized	—	—	194	—	—	—	194
Payment of receivables	—	—	—	1	—	—	1
Restricted stock grant	109,393	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	2,486	—	—	—	2,486
Net change related to derivatives, net of tax	—	—	—	—	138	—	138
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	5,668	5,668

Balance, December 31, 2010	12,864,665	$129	$86,987	$(2)	$(132)	$73,021	$160,003
Issuance of common stock	14,597	—	172	—	—	—	172
Repurchase of common stock	(544,766)	(6)	(6,443)	—	—	—	(6,449)
Exercise of stock options	169,611	2	1,232	—	—	—	1,234
Tax benefit on stock options exercised	—	—	260	—	—	—	260
Stock option compensation recognized	—	—	96	—	—	—	96
Restricted stock grant	256,159	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	3,243	—	—	—	3,243
Net change related to derivatives, net of tax	—	—	—	—	97	—	97
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	36	—	36
Net income	—	—	—	—	—	6,175	6,175
Cash dividends declared, $0.06 per share	—	—	—	—	—	(766)	(766)

Balance, December 31, 2011	12,760,266	$128	$85,544	$(2)	$1	$78,430	$164,101

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$6,175	$5,668	$1,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,476	2,578	2,481
Stock-based compensation	2,315	2,617	1,450
Excess tax benefits from stock-based payment arrangements	(1,283)	(72)	(48)
Amortization of deferred net loss on cash flow hedge derivatives	161	229	159
Change in fair value of derivatives	53	(2,303)	(1,837)
Cash flow hedge gains reclassified from accumulated other comprehensive income	—	—	(880)
Provision for credit losses	4,134	9,438	27,189
Net deferred income taxes	(6,255)	14,078	255
Amortization of deferred initial direct costs and fees	5,164	6,999	11,843
Deferred initial direct costs and fees	(5,612)	(3,551)	(2,561)
Loss on equipment disposed	2,827	2,562	1,767
Effect of changes in other operating items:
Other assets	5,040	(14,108)	2,528
Other liabilities	915	(2,071)	(10,026)

Net cash provided by operating activities	16,110	22,064	33,356

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(229,054)	(134,705)	(88,934)
Principal collections on leases and loans	183,101	213,973	270,680
Security deposits collected, net of refunds	(1,910)	(2,656)	(4,484)
Proceeds from the sale of equipment	5,079	4,981	4,999
Acquisitions of property and equipment	(823)	(472)	(418)
Change in restricted interest-earning deposits with banks	18,470	16,293	2,812
Purchases of securities available for sale	(188)	(1,539)	—

Net cash provided by (used in) investing activities	(25,325)	95,875	184,655

Cash flows from financing activities:
Issuances of common stock	172	173	108
Repurchases of common stock	(6,449)	(772)	(400)
Dividends paid	(766)	—	—
Exercise of stock options	1,234	162	167
Excess tax benefits from stock-based payment arrangements	1,283	72	48
Debt issuance costs	(14)	(1,900)	(1,728)
Term securitization advances	—	68,169	—
Term securitization repayments	(83,064)	(166,701)	(214,669)
Warehouse and bank facility advances	40,681	48,109	61,166
Warehouse and bank facility repayments	(44,263)	(77,913)	(82,819)
Other short-term borrowing advances	—	—	2,200
Other short-term borrowing repayments	—	—	(2,200)
Increase in deposits	105,660	12,631	16,903

Net cash provided by (used in) financing activities	14,474	(117,970)	(221,224)

Net increase (decrease) in total cash and cash equivalents	5,259	(31)	(3,213)
Total cash and cash equivalents, beginning of period	37,026	37,057	40,270

Total cash and cash equivalents, end of period	$42,285	$37,026	$37,057

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$10,078	$14,147	$26,059
Net cash paid for income taxes	$4,538	$3,878	$499

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – The Company

Marlin Business Services Corp. (“Company”) is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act. The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation, the Company provides equipment leasing solutions nationwide, primarily to small and mid-sized businesses in a segment of the equipment leasing market commonly referred to in the industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary, which offers property insurance coverage for our lessees’ equipment. Effective March 12, 2008, the Company opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB currently provides the Company’s primary funding for its equipment leasing products through the issuance of certificates of deposit.

References to the “Company,” “Marlin,” “we,” “us” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Marlin Business Services Corp. is managed as a single business segment. All intercompany accounts and transactions have been eliminated in consolidation.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis stratified by industry classification, historic delinquencies and charge-offs, and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios (including geography, industry, equipment type and vendor source), seasonality, economic or business conditions and emerging trends, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The various factors used in the analysis are reviewed periodically, and no less frequently than quarterly. We then establish an allowance for credit losses for the projected probable net credit losses inherent in the portfolio based on this analysis. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

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

Other Assets

Included in other assets on the Consolidated Balance Sheets are deferred transaction costs associated with term note securitization transactions that are being amortized over the estimated lives of the related term note securitization transactions using a method which approximates the effective interest method. In addition, other assets include income taxes receivable, prepaid expenses, accrued fee income and progress payments on equipment purchased to lease.

Securitizations

In connection with each of its term note securitization transactions, the Company established a bankruptcy remote special-purpose subsidiary (“SPE”) and issued term debt to institutional investors. These SPEs are considered variable interest entities (“VIEs”) under U.S. GAAP. The Company is required to consolidate VIEs in which it is deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company continues to service the assets of its VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.

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

Loss on Derivatives

Changes in the fair value of derivative instruments are recognized immediately in loss on derivatives.

Other Income

Other income includes various administrative transaction fees and fees received from lease syndications.

Securities Available for Sale

Securities available for sale consist of mutual funds. Securities available for sale are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 1 (as defined in Note 11, Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments), since prices are obtained from quoted prices in an active market. Unrealized holding gains or losses, net of related deferred income taxes, are reported in accumulated other comprehensive income.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Non-forfeitable dividends paid on shares of restricted stock are recorded to retained earnings for shares that are expected to vest and to compensation expense for shares that are not expected to vest.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At December 31, 2011 and 2010, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2005 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009 to claim refunds of approximately $15.4 million as discussed in Note 12 to this Form 10-K. These amendments are subject to review by the various jurisdictions.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

Earnings Per Share

The Company’s restricted stock awards are paid non-forfeitable common stock dividends and thus meet the criteria of participating securities. Accordingly, earnings per share is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities. All shares of restricted stock are deducted from the weighted average shares outstanding for the computation of basic earnings per share.

Diluted earnings per share is computed based on the weighted average number of common shares outstanding for the period including the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, into shares of common stock as if those securities were exercised or converted.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance will affect the presentation of comprehensive income, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued Accounting Standards Update 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Because ASU 2011-05 impacts disclosures only, it will not affect the consolidated earnings, financial position or cash flows of the Company.

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	December 31,
	2011	2010
	(Dollars in thousands)
Minimum lease payments receivable	$437,302	$389,247
Estimated residual value of equipment	32,743	37,320
Unearned lease income, net of initial direct costs and fees deferred	(74,199)	(63,355)
Security deposits	(3,115)	(5,026)
Loans, including unamortized deferred fees and costs	462	1,101
Allowance for credit losses	(5,353)	(7,718)

	$387,840	$351,569

At December 31, 2011, a total of $131.8 million of minimum lease payments receivable is assigned as collateral for borrowings, including the amounts related to consolidated VIEs, as further discussed in Note 10.

Initial direct costs net of fees deferred were $7.2 million and $6.8 million as of December 31, 2011 and December 31, 2010, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At December 31, 2011 and December 31, 2010, $26.5 million and $30.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of December 31, 2011:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2012	$182,635	$37,367
2013	121,451	21,202
2014	74,040	10,599
2015	42,417	4,242
2016	16,434	781
Thereafter	325	8

	$437,302	$74,199

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of December 31, 2011 and December 31, 2010, the Company maintained total finance receivables which were on a non-accrual basis

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $0.8 million and $2.0 million, respectively. As of December 31, 2011 and December 31, 2010, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $1.1 million and $2.2 million, respectively. (See Note 5 for additional asset quality information.)

NOTE 4 – Concentrations of Risk

As of December 31, 2011, leases approximating 11% and 10% of the net investment balance of leases by the Company were located in the states of California and New York, respectively. No other state accounted for more than 9% of the net investment balance of leases owned and serviced by the Company as of December 31, 2011. As of December 31, 2011, no single vendor source accounted for more than 2% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2011. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including the medical, retail, service, manufacturing and restaurant industries, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. As of December 31, 2011, copiers comprised 80.9% of the estimated residual value of leased equipment. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2011. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment. There were no impairments of estimated residual value recorded during the years ended December 31, 2011, 2010 or 2009.

NOTE 5 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The chart which follows provides activity in the allowance for credit losses and asset quality statistics for each of the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$7,718	$12,193	$15,283

Charge-offs	(8,624)	(17,095)	(33,575)
Recoveries	2,125	3,182	3,296

Net charge-offs	(6,499)	(13,913)	(30,279)

Provision for credit losses	4,134	9,438	27,189

Allowance for credit losses, end of period(1)	$5,353	$7,718	$12,193

Net charge-offs to average total finance receivables (2)	1.81%	3.58%	5.42%
Allowance for credit losses to total finance receivables, end of period (2)	1.39%	2.19%	2.71%
Average total finance receivables (2)	$358,326	$389,001	$558,311
Total finance receivables, end of period (2)	$385,984	$352,527	$450,595
Delinquencies greater than 60 days past due	$1,663	$3,504	$8,334
Delinquencies greater than 60 days past due (3)	0.38%	0.90%	1.67%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	321.89%	220.26%	146.30%
Non-accrual leases and loans, end of period	$829	$1,996	$4,557
Renegotiated leases and loans, end of period	$1,052	$2,221	$4,521

(1)

At December 31, 2011, there was no allowance for credit losses allocated to loans. The allowance for credit losses allocated to loans at December 31, 2010 and 2009 was $0.1 million and $0.4 million, respectively.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At December 31, 2011 and 2010, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the year ended December 31, 2011 were $6.5 million, or 1.81% of average total finance receivables, compared to $13.9 million, or 3.58% of average total finance receivables, for the year ended December 31, 2010. The decrease in net charge-offs during year ended December 31, 2011 compared to recent years is primarily due to improving delinquency migrations. Our key credit quality indicator is delinquency status.

NOTE 6—Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2011	2010	Depreciable Life
	(Dollars in thousands)
Furniture and equipment	$2,787	$2,746	7 years
Computer systems and equipment	8,795	8,017	3-5 years
Leasehold improvements	620	567	Shorter of estimated useful life or remaining lease term

Total property and equipment	12,202	11,330
Less - Accumulated depreciation and amortization	(10,150)	(9,150)

Property and equipment, net	$2,052	$2,180

Depreciation and amortization expense was $1.0 million, $0.9 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 7 – Other Assets

Other assets are comprised of the following:

	December 31,
	2011	2010
	(Dollars in thousands)
Accrued fees receivable	$1,644	$2,250
Deferred transaction costs	1,219	2,420
Prepaid expenses	1,660	1,674
Income taxes receivable (See Note 12 for further discussion)	16,131	20,711
Other	2,456	1,394

	$23,110	$28,449

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.142% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At December 31, 2011, MBB had an unfunded commitment of $1.4 million for this activity. Unless renewed prior to termination, MBB’s membership in the consortium will expire in June 2013.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of December 31, 2011, the Company leases all five of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Sherwood, Oregon. These lease commitments are accounted for as operating leases.

The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2011:

	Future Minimum Lease Payment Obligations
	Capital	Operating
Period Ending December 31,	Leases	Leases	Total
	(Dollars in thousands)
2012	$120	$1,661	$1,781
2013	115	793	908
2014	85	145	230
2015	—	—	—
2016	—	—	—

Total minimum lease payments	$320	$2,599	$2,919

Less: amount representing interest	(24)

Present value of minimum lease payments	$296

Rent expense was $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company has employment agreements with certain senior officers that currently extend through November 12, 2013, with certain renewal options.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – Deposits

MBB currently provides diversification of the Company’s funding sources primarily through the issuance of Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit raised nationally through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of December 31, 2011, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2012	$71,233
2013	50,063
2014	34,737
2015	33,518
2016	9,028

$198,579

All time deposits are in denominations of less than $250,000 and all are fully insured by the FDIC. The weighted average all-in interest rate of deposits outstanding at December 31, 2011 was 1.52%.

NOTE 10 – Long-term Borrowings

Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations and long-term loan facilities are classified as long-term borrowings.

The Company’s total borrowings outstanding consist of the following:

	December 31,
	2011	2010
	(Dollars in thousands)
06-1 Term Note Securitization	$—	$19,296
07-1 Term Note Securitization	28,212	71,974
10-1 Term Note Securitization	16,907	36,913
Long-term Loan Facilities	46,885	50,467

Total	$92,004	$178,650

For the years ended December 31, 2011, 2010 and 2009, the Company incurred commitment fees on the unused portion of loan facilities of $0.4 million, $0.4 million, and $0.1 million, respectively.

The Company’s short-term and long-term borrowings are collateralized by certain of the Company’s direct financing leases. The Company is restricted from selling, transferring or assigning these leases or placing liens or pledges on these leases. At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,
	2011	2010
	(Dollars in thousands)
06-1 Term Note Securitization	$—	$18,758
07-1 Term Note Securitization	28,505	76,774
10-1 Term Note Securitization	25,397	56,947
Long-term Loan Facilities	77,909	77,192

Total	$131,811	$229,671

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $10.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2011, MBB had $7.9 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

Term Note Securitizations

06-1 Transaction — On September 21, 2006, the Company closed a $380.2 million term note securitization. In connection with the 2006-1 transaction, six classes of fixed-rate notes were issued to investors. The weighted average interest coupon will approximate 5.51% over the term of the financing. After the effects of hedging and other transaction costs are considered, total interest expense on the 2006-1 term transaction averaged approximately 5.21% over the term of the financing. On April 15, 2011, we elected to exercise our call option and paid off the remaining $12.1 million of our 2006 term note securitization.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants

Our secured borrowing arrangements contain numerous covenants, restrictions and default provisions that we must comply with in order to obtain funding through the facilities and to avoid an event of default. Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2011 include:

	Actual(1)	Requirement
Tangible net worth minimum	$164.1 million	$144.2 million
Debt-to-equity ratio maximum	1.65 to 1	10.0 to 1
Maximum servicer senior leverage ratio	0.8 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	2.94 to 1	1.50 to 1
Maximum portfolio delinquency ratio	0.40%	3.25%
Maximum gross charge-off ratio	2.40%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

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

As of December 31, 2011, the Company was in compliance with the terms of the long-term loan facilities and the term note securitization agreements.

Scheduled principal and interest payments on outstanding borrowings as of December 31, 2011 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)
Period Ending December 31,
2012	$80,369	$3,072
2013	8,606	478
2014	1,759	179
2015	1,139	71
2016	131	7

Total	$92,004	$3,807

(1)	Interest on variable-rate long-term loan facilities is assumed at the December 31, 2011 rate for the remaining term.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments

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

All of the Company’s derivatives are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 2. The fair value of securities available for sale is computed using fair value measurements classified as Level 1, since prices are obtained from quoted prices in an active market. The Company’s balances measured at fair value on a recurring basis include the following as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)
Assets
Securities available for sale	$1,780	$—	$1,534	$—
Interest-rate caps purchased	$—	$6	$—	$14

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$42,285	$42,285	$37,026	$37,026
Restricted interest-earning deposits with banks	28,637	28,637	47,107	47,107
Securities available for sale	1,780	1,780	1,534	1,534
Loans	462	462	1,040	1,025
Interest-rate caps purchased	6	6	14	14

Liabilities
Deposits	198,579	199,760	92,919	94,602
Long-term borrowings	92,004	93,485	178,650	183,088
Accounts payable and accrued expenses (1)	10,960	10,960	9,997	9,997

(1)	Includes sales and property taxes payable.

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a) Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of December 31, 2011 and December 31, 2010, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase.

(b) Restricted Interest-Earning Deposits with Banks

The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at December 31, 2011 and December 31, 2010.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Securities Available for Sale

The fair value of securities available for sale is recorded using prices obtained from quoted prices in an active market.

(d) Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of the Company’s loans approximates the carrying amount at December 31, 2011 and December 31, 2010. This estimate was based on recent comparable sales transactions with consideration of current market rates.

(e) Interest-Rate Caps Purchased

Interest-rate caps are measured at fair value on a recurring basis in accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, using the inputs and methods described previously in the first section of this Note 11.

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

(h) Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable and accrued expenses approximates fair value as of December 31, 2011 and December 31, 2010, because of the relatively short timeframe to realization.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current:
Federal	$9,377	$(10,054)	$(54)
State	1,025	(1,462)	146

Total current	10,402	(11,516)	92

Deferred
Federal	(6,243)	11,976	483
State	(12)	2,035	(228)

Total deferred	(6,255)	14,011	255

Total income tax expense	$4,147	$2,495	$347

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. For the years ended December 31, 2011, 2010 and 2009, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. We do not expect our unrecognized tax positions to change significantly over the next 12 months.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2005 through the present are subject to examination. No material income tax interest or penalties were incurred for the years ended December 31, 2011, 2010 or 2009.

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes, primarily related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns. The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred income tax assets:
Allowance for credit losses	$2,334	$3,261
Interest-rate swaps and caps	52	52
Accrued expenses	822	718
Deferred income	1,510	1,341
Deferred compensation	2,205	2,252
Other comprehensive income	1	88
Other	310	373

Total deferred income tax assets	7,234	8,085

Deferred income tax liabilities:
Lease accounting	(25,421)	(32,615)
Deferred acquisition costs	(1,983)	(1,661)
Depreciation	(155)	(302)

Total deferred income tax liabilities	(27,559)	(34,578)

Net deferred income tax liability	$(20,325)	$(26,493)

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2010, the Company completed an analysis of its deferred tax assets and liabilities. As a result of that analysis, the Company determined that it had over-reported lease revenues in its previously filed income tax returns. As a result of the planned amendments for the years 2006 through 2009 to claim appropriate refunds, during the fourth quarter of 2010 the Company increased its current income taxes receivable by $15.4 million and recognized a current tax benefit of approximately $0.5 million to reflect interest receivable on such amended returns. During 2011, the Company filed the amended income tax returns for the expected refunds. These amendments are subject to review by the various jurisdictions. The Company’s current income taxes receivable represents management’s best estimate of amounts expected to be received.

As of December 31, 2011, the Company has utilized all of its federal net operating loss carryforwards generated in prior tax years.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.1%	4.6%	(9.6)%
Other permanent differences	0.2%	0.1%	0.5%
Interest on amended returns	—%	(6.1)%	—%
Other	(0.1)%	(3.0)%	(0.8)%

Effective rate	40.2%	30.6%	25.1%

NOTE 13 – Earnings Per Common Share (“EPS”)

The Company’s restricted stock awards are paid non-forfeitable common stock dividends and thus meet the criteria of participating securities. Accordingly, EPS has been calculated using the two-class method, under which earnings are allocated to both common stock and participating securities.

Basic EPS has been computed by dividing net income allocated to common stock by the weighted average common shares used in computing basic EPS. For the computation of basic EPS, all shares of restricted stock have been deducted from the weighted average shares outstanding.

Diluted EPS has been computed by dividing net income allocated to common stock by the weighted average number of common shares used in computing basic EPS, further adjusted by including the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, into shares of common stock as if those securities were exercised or converted.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides net income and shares used in computing basic and diluted EPS:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per-share data)
Basic Earnings Per Share
Net income	$6,175	$5,668	$1,036
Less: net income allocated to participating securities	453	420	71

Net income allocated to common stock	$5,722	$5,248	$965

Weighted average common shares outstanding	12,877,337	12,836,340	12,549,167
Less: Unvested restricted stock awards considered participating securities	(953,674)	(950,975)	(855,447)

Adjusted weighted average common shares used in computing basic EPS	11,923,663	11,885,365	11,693,720

Basic Earnings Per Share	$0.48	$0.44	$0.08

Diluted Earnings Per Share
Net income allocated to common stock	$5,722	$5,248	$965

Adjusted weighted average common shares used in computing basic EPS	11,923,663	11,885,365	11,693,720
Add: Effect of dilutive stock options	66,700	65,811	30,639

Adjusted weighted average common shares used in computing diluted EPS	11,990,363	11,951,176	11,724,359

Diluted Earnings Per Share	$0.48	$0.44	$0.08

For the years ended December 31, 2011, 2010 and 2009, options to purchase 322,623, 376,151 and 670,776 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 14 – Comprehensive Income

The following table details the components of comprehensive income:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net income, as reported	$6,175	$5,668	$1,036

Other comprehensive income:
Reclassification of cash flow hedging gains on forecasted transactions no longer probable of occurring(1)	—	—	(880)
Amortization of net deferred losses on cash flow hedge derivatives	161	229	159
Change in fair value of securities available for sale	58	(5)	—
Tax effect	(86)	(89)	287

Total other comprehensive income (loss)	133	135	(434)

Comprehensive income	$6,308	$5,803	$602

(1)	Reclassified to loss on derivatives.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – Stockholders’ Equity

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

The Company purchased 400,475 shares of its common stock for $4.7 million during the year ended December 31, 2011. The Company purchased 21,822 shares of its common stock for $0.2 million during the year ended December 31, 2010. The Company purchased 88,894 shares of its common stock for $0.3 million during the year ended December 31, 2009. At December 31, 2011, the Company had $5.7 million remaining in its stock repurchase plan authorized by the Board of Directors.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 144,291, 59,103 and 13,720 shares repurchased to cover income tax withholding during the years ended December 31, 2011, 2010 and 2009, respectively, at average per-share costs of $12.12, $9.12 and $3.89, respectively.

Regulatory Capital Requirements

The Company’s wholly owned subsidiary, Marlin Business Bank (“MBB”) allows the Company to diversify its funding sources. Over time, MBB may offer various diversified products and services to the Company’s customer base. MBB operates as a Utah state-chartered, Federal Reserve member commercial bank, insured by the Federal Deposit Insurance Corporation (“FDIC”). As a state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at December 31, 2011 was $49.6 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At December 31, 2011, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at December 31, 2011.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	33.74%	$164,100	4%	$19,454	5%		$24,317
Marlin Business Bank	20.78%	$49,556	5%	$11,927	5%		$11,927
Tier 1 Risk-based Capital
Marlin Business Services Corp.	37.94%	$164,100	4%	$17,299	6%		$25,949
Marlin Business Bank	19.77%	$49,556	6%	$15,042	6%		$15,042
Total Risk-based Capital
Marlin Business Services Corp.	39.19%	$169,477	8%	$34,599	10%		$43,249
Marlin Business Bank	20.64%	$51,756	15%	$37,605	10	%(1)	$25,070

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the FDIC Order, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 20.64% at December 31, 2011 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Order.

Dividends. The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings. Pursuant to the FDIC Order, MBB was not permitted to pay dividends during its first three years of operations without the prior written approval of the FDIC and the Utah Department of Financial Institutions (such initial three-year period ended on March 12, 2011).

NOTE 16 – Stock-Based Compensation

Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 3,300,000. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 221,821 shares available for future grants under the 2003 Plan as of December 31, 2011, of which 81,492 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $2.3 million, $2.6 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $1.3 million, $0.1 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company, and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.

Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as earnings per share and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of December 31, 2011. There were no revisions to performance assumptions during the years ended December 31, 2011, 2010 and 2009.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during the year ended December 31, 2011. In addition to the stock options granted pursuant to the May 2010 stock option exchange program discussed below, there were 5,000 stock options granted during the year ended December 31, 2010. There were 15,877 stock options granted during the year ended December 31, 2009.

The fair value of each stock option granted during the years ended 2010 and 2009 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the years ended 2010 and 2009 was $7.64 and $4.49 per share, respectively, excluding the stock options granted pursuant to the stock option exchange program discussed below.

The following weighted average assumptions were used for valuing option grants made during the years ended 2010 and 2009:

	Assumptions, December 31,
	2010	2009
Weighted Averages:
Risk-free interest rate	2.18%	1.97%
Expected life (years)	4.8	4.0
Expected volatility	79%	84%
Expected dividends	—	—

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life for options granted represents the period each option is expected to be outstanding and was determined by applying the simplified method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, due to the limited period of time the Company’s shares have been publicly traded. The expected volatility was determined using historical volatilities based on historical stock prices. Prior to the grant date of the most recently issued options, the Company had not paid dividends, and therefore no expected dividends were included in the valuation assumptions.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity for the each of the three years in the period ended December 31, 2011 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2008	885,459	$12.32
Granted	15,877	7.30
Exercised	(40,424)	4.13
Forfeited	(82,751)	16.51
Expired	—	—

Outstanding, December 31, 2009	778,161	$12.20
Granted	146,421	12.40
Exercised	(35,864)	4.49
Forfeited	(240,565)	19.42
Expired	—	—

Outstanding, December 31, 2010	648,153	$9.99
Granted	—	—
Exercised	(169,611)	7.27
Forfeited	(3,325)	13.72
Expired	—	—

Outstanding, December 31, 2011	475,217	$10.93

During the years ended December 31, 2011, 2010 and 2009, the Company recognized total compensation expense related to options of $0.1 million, $0.2 million and $0.3 million, respectively.

There were 169,611, 35,864 and 40,424 stock options exercised during the years ended December 31, 2011, 2010 and 2009, respectively. The total pretax intrinsic value of stock options exercised was $0.7 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The related tax benefits realized from the exercise of stock options for the years ended December 31, 2011, 2010 and 2009 were $0.3 million, $0.1 million and $0.1 million, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2011:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$3.39	13,650	1.0	$3.39	$127	13,650	1.0	$3.39	$127
$7.17 - 10.18	257,192	3.2	9.16	910	119,515	3.2	8.77	470
$12.08 - 12.41	144,599	5.4	12.40	43	29,942	5.4	12.40	9
$14.00 - 16.01	37,672	2.0	14.33	—	37,672	2.0	14.33	—
$19.78 - 21.50	22,104	1.5	20.80	—	22,104	1.5	20.80	—

	475,217	3.6	10.93	$1,080	222,883	3.0	11.06	$606

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.70 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 1.4 years, based on the most probable performance assumptions as of December 31, 2011. In the event maximum performance targets are achieved, an additional $0.4 million of compensation cost would be recognized over a weighted average period of 0.2 years.

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

Of the total restricted stock awards granted during the year ended December 31, 2011, 214,309 shares may be subject to accelerated vesting based on performance factors; no shares have vesting contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of December 31, 2011. There were no revisions to performance assumptions for the years ended December 31, 2011, 2010 and 2009, although vesting was accelerated in 2011 and 2010 on certain awards based on an annual evaluation of the achievement of performance criteria, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the each of the three years in the period ended December 31, 2011:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2008	503,914	$11.29
Granted	628,772	6.26
Vested	(40,177)	18.23
Forfeited	(69,106)	14.06

Outstanding at December 31, 2009	1,023,403	$7.74
Granted	125,485	10.58
Vested	(178,717)	8.22
Forfeited	(16,142)	15.27

Outstanding at December 31, 2010	954,029	$7.90
Granted	293,120	11.13
Vested	(419,704)	5.93
Forfeited	(36,961)	11.81

Outstanding at December 31, 2011	790,484	$9.96

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2011, 2010 and 2009, the Company granted restricted stock awards with grant date fair values totaling $3.3 million, $1.3 million and $3.9 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $2.2 million, $2.4 million and $1.1 million of compensation expense related to restricted stock for the years ended December 31, 2011, 2010 and 2009, respectively.

Of the $2.2 million total compensation expense related to restricted stock for the year ended December 31, 2011, approximately $0.6 million related to the acceleration of vesting based on an annual evaluation of the achievement of certain performance criteria during the first quarter of 2011. Of the $2.4 million total compensation expense related to restricted stock for the year ended December 31, 2010, approximately $0.8 million related to the acceleration of vesting based on an annual evaluation of the achievement of certain performance criteria during the first quarter of 2010.

As of December 31, 2011, there was $4.8 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.3 years, based on the most probable performance assumptions as of December 31, 2011. In the event performance targets are achieved, $2.4 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 0.9 years. In addition, certain of the awards granted during 2009 may result in the issuance of 160,583 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair values of shares that vested during the years ended December 31, 2011, 2010 and 2009 were $5.1 million, $1.6 million and $0.2 million, respectively.

Employee Stock Purchase Plan

In October 2003, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, employees have the opportunity to purchase shares of common stock during designated offering periods equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the purchase date. Participants are limited to 10% of their compensation. The aggregate number of shares under the ESPP that may be issued is 200,000. During the years ended December 31, 2011, 2010 and 2009, 14,597, 21,398 and 35,004 shares, respectively, of common stock were sold for $0.2 million, $0.2 million and $0.1 million, respectively, pursuant to the terms of the ESPP. As of December 31, 2011, there were no shares remaining available for issuance under the ESPP. In accordance with the terms of the ESPP, termination of the plan occurred in December 2011 when all shares available for issuance under the ESPP had been issued.

NOTE 17 – Employee 401(k) Plan

The Company adopted a 401(k) plan (the “401(k) Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the 401(k) Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service guidelines. Effective July 1, 2007, the 401(k) Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2011, 2010 and 2009 were approximately $0.2 million, $0.1 million and $0.1 million, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – Related Party Transactions

The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Company’s Chief Executive Officer, is the President of The Selzer Company. We do not have any contractual arrangement with The Selzer Group or Richard Dyer, nor do we pay either of them any direct fees. Insurance premiums paid to The Selzer Company were $0.5 million, $0.5 million and $0.5 million during the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 19 – Events Subsequent to Year-End

On January 26, 2012, the Company’s Board of Directors approved the Company’s second quarterly cash dividend, with the quarterly dividend of $0.06 per share declared on February 23, 2012. The quarterly dividend is scheduled to be paid on March 15, 2012, to shareholders of record on the close of business on March 5, 2012, which is expected to result in a dividend payment of approximately $0.8 million. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Supplementary Data

The selected unaudited quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per-share data)
Year ended December 31, 2011
Interest income	$10,900	$10,863	$11,073	$11,433
Fee income	3,132	2,926	3,105	3,091
Interest and fee income	14,032	13,789	14,178	14,524
Interest expense	3,292	3,063	2,706	2,355
Provision for credit losses	1,179	924	837	1,194
Gain (loss) on derivatives	(5)	(38)	(8)	(2)
Income tax expense	464	933	1,169	1,581
Net income	754	1,530	1,831	2,060
Basic earnings per share	0.06	0.12	0.14	0.16
Diluted earnings per share	0.06	0.12	0.14	0.16
Cash dividends declared per share	—	—	—	0.06
Net investment in leases and loans	348,019	354,525	367,000	387,840
Total assets	474,267	467,248	473,382	485,969

Year ended December 31, 2010
Interest income	$12,829	$11,994	$11,421	$11,052
Fee income	3,816	3,501	3,567	3,157
Interest and fee income	16,645	15,495	14,988	14,209
Interest expense	4,658	3,955	3,590	3,410
Provision for credit losses	3,123	2,494	2,083	1,738
Gain (loss) on derivatives	(94)	(25)	(9)	12
Income tax expense (benefit)	662	947	977	(91)
Net income	1,237	1,551	1,434	1,446
Basic earnings per share	0.10	0.12	0.11	0.11
Diluted earnings per share	0.10	0.12	0.11	0.11
Net investment in leases and loans	408,205	380,660	361,143	351,569
Total assets	534,521	494,995	466,305	468,062

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the 1934 Act. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the 1934 Act) are designed and operating effectively to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2012 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.	Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedules are omitted because they are not applicable or are not required or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits.

Number	Description

1.1(5)	Purchase Agreement, dated November 15, 2006, between Piper Jaffray & Co., Primus Capital Fund IV Limited Partnership and its affiliate and Marlin Business Services Corp.

3.1(6)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

4.1(1)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(8)†	2003 Equity Compensation Plan of the Registrant, as amended.

10.2(11)†	Amendment 2009-1 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.3(11)†	Amendment 2009-2 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.4(11)†	Amendment 2009-3 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.5(1)†	2003 Employee Stock Purchase Plan of the Registrant.

10.6(2)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation.

10.7(1)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.8(9)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between Daniel P. Dyer and the Registrant.

Number	Description

10.9(1)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.10(4)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.

10.11(9)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between George D. Pelose and the Registrant.

10.12(13)†	Compensation Policy for Non-Employee Independent Directors.

10.13(7)	Letter Agreement, dated as of June 11, 2007 and effective as of March 11, 2008, by and between the Registrant, Peachtree Equity Investment Management, Inc. and WCI (Private Equity) LLC.

10.14(10)	Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC.

10.15(12)	Receivables Loan and Security Agreement, dated as of September 24, 2010, by and among Marlin Leasing Receivables XIII LLC, Marlin Leasing Corporation, Key Equipment Finance Inc., the lenders party thereto and Wells Fargo Bank, National Association.

16.1(3)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.

21.1	List of Subsidiaries (Filed herewith)

23.1	Consent of Deloitte & Touche LLP (Filed herewith)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

101	Financial statements from the Annual Report on Form 10-K of the Company for the period ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. (Submitted electronically with this report)

†	Management contract or compensatory plan or arrangement.
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
(13)

Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 5, 2010, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2012

MARLIN BUSINESS SERVICES CORP.

By:	/s/ DANIEL P. DYER
Daniel P. Dyer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ DANIEL P. DYER Daniel P. Dyer	Chief Executive Officer and President (Principal Executive Officer)	March 8, 2012

By:	/s/ LYNNE C. WILSON Lynne C. Wilson	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 8, 2012

By:	/s/ KEVIN J. MCGINTY Kevin J. McGinty	Chairman of the Board of Directors	March 8, 2012

By:	/s/ JOHN J. CALAMARI John J. Calamari	Director	March 8, 2012

By:	/s/ LAWRENCE J. DEANGELO Lawrence J. DeAngelo	Director	March 8, 2012

By:	/s/ EDWARD GRZEDZINSKI Edward Grzedzinski	Director	March 8, 2012

By:	/s/ MATTHEW J. SULLIVAN Matthew J. Sullivan	Director	March 8, 2012

By:	/s/ J. CHRISTOPHER TEETS J. Christopher Teets	Director	March 8, 2012

By:	/s/ JAMES W. WERT James W. Wert	Director	March 8, 2012