Form 10-Q
period 2012-03-31
MARLIN BUSINESS SERVICES CORP
filed 2012-05-04
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

At April 27, 2012, 12,718,747 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended March 31, 2012

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
	(Dollars in thousands, except per- share data)
ASSETS
Cash and due from banks	$145	$1,035
Interest-earning deposits with banks	39,455	41,250

Total cash and cash equivalents	39,600	42,285
Restricted interest-earning deposits with banks (includes $24.8 million and $24.3 million at March 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities (“VIEs”))	28,487	28,637
Securities available for sale (amortized cost of $3.2 million and $1.7 million at March 31, 2012 and December 31, 2011, respectively)	3,287	1,780
Net investment in leases and loans (includes $46.4 million and $60.0 million at March 31, 2012 and December 31, 2011, respectively, related to consolidated VIEs)	412,553	387,840
Property and equipment, net	2,076	2,052
Property tax receivables	3,624	265
Other assets	23,044	23,110

Total assets	$512,671	$485,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$238,760	$198,579
Long-term borrowings (includes $32.8 million and $45.1 million at March 31, 2012 and December 31, 2011, respectively, related to consolidated VIEs)	73,692	92,004
Other liabilities:
Sales and property taxes payable	4,953	2,169
Accounts payable and accrued expenses	8,715	8,791
Net deferred income tax liability	20,710	20,325

Total liabilities	346,830	321,868

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,716,445 and 12,760,266 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	127	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	86,396	85,544
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	1	1
Retained earnings	79,319	78,430

Total stockholders’ equity	165,841	164,101

Total liabilities and stockholders’ equity	$512,671	$485,969

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per- share data)
Interest income	$12,052	$10,900
Fee income	3,114	3,132

Interest and fee income	15,166	14,032
Interest expense	2,129	3,292

Net interest and fee income	13,037	10,740
Provision for credit losses	1,102	1,179

Net interest and fee income after provision for credit losses	11,935	9,561

Other income:
Insurance income	1,009	977
Loss on derivatives	(4)	(5)
Other income	304	282

Other income	1,309	1,254

Other expense:
Salaries and benefits	7,062	5,937
General and administrative	3,294	3,471
Financing related costs	201	189

Other expense	10,557	9,597

Income before income taxes	2,687	1,218
Income tax expense	1,038	464

Net income	$1,649	$754

Basic earnings per share	$0.13	$0.06
Diluted earnings per share	$0.13	$0.06

Cash dividends declared per share	$0.06	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net income	$1,649	$754

Other comprehensive income:
Increase (decrease) in fair value of securities available for sale	(11)	(4)
Amortization of net deferred losses on cash flow hedge derivatives	12	58
Tax effect	(1)	(22)

Total other comprehensive income	—	32

Comprehensive income	$1,649	$786

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2010	12,864,665	$129	$86,987	$(2)	$(132)	$73,021	$160,003
Issuance of common stock	14,597	—	172	—	—	—	172
Repurchase of common stock	(544,766)	(6)	(6,443)	—	—	—	(6,449)
Exercise of stock options	169,611	2	1,232	—	—	—	1,234
Tax benefit on stock options exercised	—	—	260	—	—	—	260
Stock option compensation recognized	—	—	96	—	—	—	96
Restricted stock grant	256,159	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	3,243	—	—	—	3,243
Net change related to derivatives, net of tax	—	—	—	—	97	—	97
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	36	—	36
Net income	—	—	—	—	—	6,175	6,175
Cash dividends declared, $0.06 per share	—	—	—	—	—	(766)	(766)

Balance, December 31, 2011	12,760,266	$128	$85,544	$(2)	$1	$78,430	$164,101
Repurchase of common stock	(104,963)	(1)	(1,471)	—	—	—	(1,472)
Exercise of stock options	3,744	—	31	—	—	—	31
Tax benefit on stock options exercised	—	—	9	—	—	—	9
Stock option compensation recognized	—	—	17	—	—	—	17
Restricted stock grant	57,398	—	(1)	—	—	—	(1)
Restricted stock compensation recognized	—	—	2,267	—	—	—	2,267
Net change related to derivatives, net of tax	—	—	—	—	7	—	7
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	1,649	1,649
Cash dividends declared, $0.06 per share	—	—	—	—	—	(760)	(760)

Balance, March 31, 2012	12,716,445	$127	$86,396	$(2)	$1	$79,319	$165,841

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,649	$754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	548	641
Stock-based compensation	1,552	1,119
Excess tax benefits from stock-based payment arrangements	(741)	—
Amortization of deferred net loss on cash flow hedge derivatives	12	58
Change in fair value of derivatives	4	5
Provision for credit losses	1,102	1,179
Net deferred income taxes	384	(790)
Amortization of deferred initial direct costs and fees	1,286	1,334
Deferred initial direct costs and fees	(1,927)	(1,189)
Loss on equipment disposed	739	756
Effect of changes in other operating items:
Other assets	(2,878)	(2,776)
Other liabilities	2,742	3,394

Net cash provided by operating activities	4,472	4,485

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(72,362)	(47,034)
Principal collections on leases and loans	45,651	47,845
Security deposits collected, net of refunds	(166)	(555)
Proceeds from the sale of equipment	964	1,214
Acquisitions of property and equipment	(285)	(315)
Change in restricted interest-earning deposits with banks	150	(4,105)
Purchases of securities available for sale	(1,518)	(152)

Net cash provided by (used in) investing activities	(27,566)	(3,102)

Cash flows from financing activities:
Repurchases of common stock	(1,472)	(816)
Dividends paid	(760)	—
Exercise of stock options	31	—
Excess tax benefits from stock-based payment arrangements	741	—
Debt issuance costs	—	(14)
Term securitization repayments	(12,272)	(21,282)
Warehouse and bank facility advances	3,000	28,730
Warehouse and bank facility repayments	(9,040)	(7,775)
Increase in deposits	40,181	2,812

Net cash provided by (used in) financing activities	20,409	1,655

Net increase (decrease) in total cash and cash equivalents	(2,685)	3,038
Total cash and cash equivalents, beginning of period	42,285	37,026

Total cash and cash equivalents, end of period	$39,600	$40,064

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$1,807	$2,745
Net cash paid for income taxes	$48	$184

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The Company

Description

Through its principal operating subsidiary, Marlin Leasing Corporation, Marlin Business Services Corp. provides equipment leasing solutions nationwide, primarily to small and mid-sized businesses in a segment of the equipment leasing market commonly referred to in the industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers, including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. Effective March 12, 2008, the Company opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured certificates of deposit. Marlin Business Services Corp. is managed as a single business segment. Marlin Business Services Corp. is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act.

References to the “Company,” “Marlin,” “Registrant,” “we,” “us” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE 2 — Summary of Critical Accounting Policies

Basis of financial statement presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Marlin Business Services Corp. is managed as a single business segment. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2012 and the results of operations for the three-month periods ended March 31, 2012 and 2011, and cash flows for the three-month periods ended March 31, 2012 and 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2012. The consolidated results of operations for the three-month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results for the respective full years or any other period.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At March 31, 2012, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2005 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009 to claim refunds of approximately $15.4 million as discussed in Note 12 to the Company’s Form 10-K for December 31, 2011. These amendments are subject to review by the various jurisdictions.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

Earnings per share. The Company’s restricted stock awards are paid non-forfeitable common stock dividends and thus meet the criteria of participating securities. Accordingly, earnings per share (“EPS”) is calculated using the two-class method, under which earnings are allocated to both common shares and participating securities. All shares of restricted stock are deducted from the weighted average shares outstanding for the computation of basic EPS.

Diluted EPS is computed based on the weighted average number of common shares outstanding for the period including the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, into shares of common stock as if those securities were exercised or converted.

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements and, in limited situations, changes certain principles or requirements for measuring fair value and disclosing information about fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of the new requirements did not have a material impact on the consolidated earnings, financial position or cash flows of the Company.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance will affect the presentation of comprehensive income, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued Accounting Standards Update 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements, as reflected in this report. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Because ASU 2011-05 and ASU 2011-12 impact disclosures only, they will not affect the consolidated earnings, financial position or cash flows of the Company.

NOTE 3—Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Minimum lease payments receivable	$466,888	$437,302
Estimated residual value of equipment	32,258	32,743
Unearned lease income, net of initial direct costs and fees deferred	(78,842)	(74,199)
Security deposits	(2,949)	(3,115)
Loans, including unamortized deferred fees and costs	454	462
Allowance for credit losses	(5,256)	(5,353)

	$412,553	$387,840

At March 31, 2012, a total of $107.8 million of minimum lease payments receivable is assigned as collateral for borrowings, including the amounts related to consolidated VIEs.

Initial direct costs net of fees deferred were $7.8 million and $7.2 million as of March 31, 2012 and December 31, 2011, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At March 31, 2012 and December 31, 2011, $25.6 million and $26.5 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of March 31, 2012:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2012	$149,292	$31,450
2013	143,854	26,333
2014	93,318	13,755
2015	53,892	5,837
2016	24,620	1,418
Thereafter	1,912	49

	$466,888	$78,842

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of March 31, 2012 and December 31, 2011, the Company maintained total finance receivables which were on a non-accrual basis of $0.8 million and $0.8 million, respectively. As of March 31, 2012 and December 31, 2011, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.9 million and $1.1 million, respectively. (See Note 4 for additional asset quality information.)

NOTE 4—Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The chart which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$5,353	$7,718

Charge-offs	(1,647)	(2,628)
Recoveries	448	618

Net charge-offs	(1,199)	(2,010)

Provision for credit losses	1,102	1,179

Allowance for credit losses, end of period(1)	$5,256	$6,887

Annualized net charge-offs to average total finance receivables (2)	1.23%	2.30%

Allowance for credit losses to total finance receivables, end of period (2)	1.28%	1.98%

Average total finance receivables (2)	$390,608	$349,203
Total finance receivables, end of period (2)	$409,960	$348,290

Delinquencies greater than 60 days past due	$1,911	$2,914
Delinquencies greater than 60 days past due (3)	0.41%	0.75%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	275.04%	236.34%

Non-accrual leases and loans, end of period	$842	$1,407
Renegotiated leases and loans, end of period	$940	$1,861

(1)	At March 31, 2012, there was no allowance for credit losses allocated to loans. The allowance for credit losses allocated to loans at March 31, 2011 was $0.1 million.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At March 31, 2012, March 31, 2011 and December 31, 2011, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended March 31, 2012 were $1.2 million (1.23% of average total finance receivables on an annualized basis), compared to $1.3 million (1.39% of average total finance receivables on an annualized basis) for the three-month period ended December 31, 2011. The decrease in net charge-offs during the three-month period ended March 31, 2012 compared to recent previous periods is primarily due to improving delinquency migrations. Our key credit quality indicator is delinquency status.

NOTE 5—Other Assets

Other assets are comprised of the following:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Accrued fees receivable	$1,504	$1,644
Deferred transaction costs	977	1,219
Prepaid expenses	1,608	1,660
Income taxes receivable	16,229	16,131
Other	2,726	2,456

	$23,044	$23,110

NOTE 6—Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.142% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At March 31, 2012, MBB had an unfunded commitment of $1.4 million for this activity. Unless renewed prior to termination, MBB’s membership in the consortium will expire in June 2013.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 7—Deposits

MBB serves as the Company’s primary funding source. MBB issues FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of March 31, 2012, the remaining scheduled maturities of time deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
2012	$61,017
2013	58,063
2014	52,742
2015	45,621
2016	14,161
Thereafter	7,156

Total	$238,760

All time deposits are in denominations of less than $250,000 and all are fully insured by the FDIC. The weighted average all-in interest rate of deposits outstanding at March 31, 2012 was 1.38%.

NOTE 8—Long-term Borrowings

Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations and long-term loan facilities are classified as long-term borrowings.

Scheduled principal and interest payments on outstanding borrowings as of March 31, 2012 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)
Period Ending December 31,
2012	$62,215	$2,047
2013	8,431	369
2014	1,765	153
2015	1,148	52
2016	133	2

Total	$73,692	$2,623

(1)	Interest on variable-rate long-term loan facilities is assumed at the March 31, 2012 rate for the remaining term.

NOTE 9—Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments

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

From time to time the Company uses derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities using measurements classified as Level 2. Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. These inputs include the forward London Interbank Offered Rate (“LIBOR”) curve on which the variable payments are based and the applicable interest-rate swap market curve. The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.

All of the Company’s derivatives are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 2. The fair value of securities available for sale is computed using fair value measurements classified as Level 1, since prices are obtained from quoted prices in an active market. The Company’s balances measured at fair value on a recurring basis include the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012 Fair Value Measurements Using		December 31, 2011 Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)
Assets
Securities available for sale	$3,287	$—	$1,780	$—
Interest-rate caps purchased	—	1	—	6

At this time, the Company has not elected to report any assets and liabilities using the fair value option available under the Financial Instruments Topic of the FASB ASC. There have been no transfers between Level 1 and Level 2 of the fair value hierarchy.

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$39,600	$39,600	$42,285	$42,285
Restricted interest-earning deposits with banks	28,487	28,487	28,637	28,637
Securities available for sale	3,287	3,287	1,780	1,780
Loans	454	454	462	462
Interest-rate caps purchased	1	1	6	6

Liabilities
Deposits	238,760	240,231	198,579	199,760
Long-term borrowings	73,692	74,776	92,004	93,485
Accounts payable and accrued expenses (1)	13,668	13,668	10,960	10,960

(1)	Includes sales and property taxes payable.

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a) Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of March 31, 2012 and December 31, 2011, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

(b) Restricted Interest-Earning Deposits with Banks

The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at March 31, 2012 and December 31, 2011. This fair value measurement is classified as Level 1.

(c) Securities Available for Sale

The fair value of securities available for sale is recorded using prices obtained from quoted prices in an active market. This fair value measurement is classified as Level 1.

(d) Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of the Company’s loans approximates the carrying amount at March 31, 2012 and December 31, 2011. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2.

(e) Interest-Rate Caps Purchased

Interest-rate caps are measured at fair value on a recurring basis in accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, using the inputs and methods described previously in the first section of this Note 9. This fair value measurement is classified as Level 2.

(f) Deposits

The fair value of the Company’s deposits is estimated by discounting cash flows at current rates paid by the Company for similar certificates of deposit of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

(g) Long-Term Borrowings

The fair value of the Company’s debt and secured borrowings is estimated by discounting cash flows at indicative market rates applicable to the Company’s debt and secured borrowings of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

(h) Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable and accrued expenses approximates fair value as of March 31, 2012 and December 31, 2011, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

NOTE 10—Earnings Per Common Share

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$1,649	$754
Less: net income allocated to participating securities	73	58

Net income allocated to common stock	$1,576	$696

Weighted average common shares outstanding	12,728,881	12,927,477
Less: Unvested restricted stock awards considered participating securities	(622,016)	(992,952)

Adjusted weighted average common shares used in computing basic EPS	12,106,865	11,934,525

Basic EPS	$0.13	$0.06

Diluted EPS
Net income allocated to common stock	$1,576	$696

Adjusted weighted average common shares used in computing basic EPS	12,106,865	11,934,525
Add: Effect of dilutive stock options	66,657	78,405

Adjusted weighted average common shares used in computing diluted EPS	12,173,522	12,012,930

Diluted EPS	$0.13	$0.06

For the three-month periods ended March 31, 2012 and March 31, 2011, options to purchase 54,391 and 342,502 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 11—Stockholders’ Equity

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

During the three-month period ended March 31, 2012, the Company had no repurchases of common stock in the open market. The Company purchased 15,594 shares of its common stock at an average cost of $11.34 during the three-month period ended March 31, 2011. At March 31, 2012, the Company had $5.7 million remaining in its stock repurchase plan authorized by the Board of Directors.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan, as Amended (the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 104,963 shares repurchased to cover income tax withholding during the three-month period ended March 31, 2012, at an average per-share cost of $14.02. There were 57,195 shares repurchased to cover income tax withholding during the three-month period ended March 31, 2011, at an average per-share cost of $11.18.

Regulatory Capital Requirements

Through its issuance of FDIC-insured certificates of deposit, MBB serves as the Company’s primary funding source. Over time, MBB may offer other products and services to the Company’s customer base. MBB operates as a Utah state-chartered, Federal Reserve member commercial bank, insured by the FDIC. As a state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at March 31, 2012 was $61.4 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At March 31, 2012, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at March 31, 2012.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	33.36%	$165,840	4%	$19,883	5%		$24,854
Marlin Business Bank	22.10%	$61,397	5%	$13,890	5%		$13,890
Tier 1 Risk-based Capital
Marlin Business Services Corp.	36.06%	$165,840	4%	$18,396	6%		$27,594
Marlin Business Bank	20.53%	$61,397	6%	$17,947	6%		$17,947
Total Risk-based Capital
Marlin Business Services Corp.	37.20%	$171,096	8%	$36,792	10%		$45,990
Marlin Business Bank	21.42%	$64,082	15%	$44,868	10	%(1)	$29,912

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

Pursuant to the FDIC Order, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 21.42% at March 31, 2012 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Order.

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

NOTE 12—Stock-Based Compensation

Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 3,300,000. Not more than 1,650,000 of such shares shall be available for issuance as restricted stock grants. There were 176,966 shares available for future grants under the 2003 Plan as of March 31, 2012, of which 23,994 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $1.6 million and $1.1 million for the three-month periods ended March 31, 2012 and March 31, 2011, respectively. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.7 million for the three-month period ended March 31, 2012. During the three-month period ended March 31, 2011, there were no excess tax benefits from stock-based payment arrangements.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.

Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as EPS and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of March 31, 2012. There were no revisions to performance assumptions during the three-month periods ended March 31, 2012 and March 31, 2011.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during the three-month periods ended March 31, 2012 or March 31, 2011.

A summary of option activity for the three-month period ended March 31, 2012 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2011	475,217	$10.93
Granted	—	—
Exercised	(3,744)	8.37
Forfeited	(12,643)	10.73
Expired	—	—

Outstanding, March 31, 2012	458,830	10.96

During the three-month periods ended March 31, 2012 and March 31, 2011, the Company recognized total compensation expense related to options of less than $0.1 million and $0.1 million, respectively.

There were 3,744 stock options exercised during the three-month period ended March 31, 2012. The total pretax intrinsic value of stock options exercised was less than $0.1 million for the three-month period ended March 31, 2012. The related tax benefit realized from the exercise of stock options for the three-month period ended March 31, 2012 was less than $0.1 million. There were no stock options exercised during the three-month period ended March 31, 2011.

The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2012:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$3.39	12,600	0.8	$3.39	$147	12,600	0.8	$3.39	$147
$7.17 - 10.18	248,353	3.0	9.15	1,468	137,425	3.0	8.88	849
$12.08 - 12.41	138,101	5.1	12.40	367	28,748	5.1	12.40	76
$14.00 - 16.01	37,672	1.7	14.33	33	37,672	1.7	14.33	33
$19.78 - 21.50	22,104	1.2	20.80	—	22,104	1.2	20.80	—

	458,830	3.4	10.96	$2,015	238,549	2.8	10.98	$1,105

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.06 as of March 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2012, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 1.5 years, based on the most probable performance assumptions as of March 31, 2012. As of March 31, 2012, $0.7 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 3.9 years.

Restricted Stock Awards

Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The vesting period for restricted stock awards generally ranges from three to 10 years. All awards issued contain service conditions based on the participant’s continued service with the Company and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.

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

Of the total restricted stock awards granted during the three-month period ended March 31, 2012, 26,235 shares may be subject to accelerated vesting based on performance factors; no shares have vesting contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of March 31, 2012. There were no revisions to performance assumptions for the three-month periods ended March 31, 2012 and March 31, 2011, although vesting was accelerated in 2012 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the three months ended March 31, 2012:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2011	790,484	$9.96
Granted	58,448	14.09
Vested	(301,712)	7.91
Forfeited	(1,050)	11.09

Outstanding at March 31, 2012	546,170	11.53

During the three-month periods ended March 31, 2012 and March 31, 2011, the Company granted restricted stock awards with grant date fair values totaling $0.8 million and $2.6 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $1.5 million and $1.1 million of compensation expense related to restricted stock for the three-month periods ended March 31, 2012 and March 31, 2011, respectively. Of the $1.5 million total compensation expense related to restricted stock for the three-month period ended March 31, 2012, approximately $1.1 million related to accelerated vesting based on the achievement of certain performance criteria determined annually. Of the $1.1 million total compensation expense related to restricted stock for the three-month period ended March 31, 2011, approximately $0.7 million related to the acceleration of vesting based on the achievement of certain performance criteria determined annually.

As of March 31, 2012, there was $4.1 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.8 years, based on the most probable performance assumptions as of March 31, 2012. In the event performance targets are achieved, $1.2 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.4 years. In addition, certain of the awards granted may result in the issuance of 61,746 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair values of shares that vested during the three-month periods ended March 31, 2012 and March 31, 2011 were $4.2 million and $1.9 million, respectively.

NOTE 13—Subsequent Events

The Company declared a dividend of $0.06 per share on April 30, 2012. The quarterly dividend, which is expected to result in a dividend payment of approximately $0.8 million, is scheduled to be paid on May 21, 2012 to shareholders of record on the close of business on May 10, 2012. It represents the Company’s third quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On April 16, 2012, the Company elected to exercise its call option and pay off the remaining $16.9 million of its 2007 term note securitization. This note repayment in full released approximately $15.4 million in restricted cash previously held by the trustee under such term note securitization.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Form 10-K for the year ended December 31, 2011 filed with the SEC. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges; (e) our understanding of our competition; and (f) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel;

•	general volatility of the capital markets; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2012, our lease portfolio consisted of approximately 65,940 accounts with an average original term of 49 months and average original transaction size of approximately $11,700.

We were founded in 1997. At March 31, 2012, we had $512.7 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $412.6 million at March 31, 2012.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	Three Months Ended March 31,	As of or For the Year Ended December 31,
	2012	2011	2010	2009	2008	2007
Number of sales account executives	99	93	87	38	86	118
Number of originating sources(1)	1,016	827	604	465	1,014	1,246

(1)	Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended March 31, 2012, our annualized net credit losses were 1.23% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 66% of our lease portfolio at March 31, 2012 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business through the issuance of FDIC-insured certificates of deposit, raised nationally by MBB and through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity securities. Our variable-rate borrowing currently consists of long-term loan facilities.

Historically, leases were funded through variable-rate warehouse facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations through the issuance of FDIC-insured certificates of deposit. We anticipate that FDIC-insured certificates of deposit issued by MBB will represent our primary source of funds for the foreseeable future. As of March 31, 2012, total MBB deposits were $238.8 million. As of March 31, 2012, $32.8 million, or 44.6%, of our total long-term borrowings of $73.7 million were fixed-rate term note securitizations.

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

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active interest-rate swap agreements at March 31, 2012.

Through the issuance of FDIC-insured certificates of deposit, MBB serves as the Company’s primary funding source. Over time, MBB may offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

On January 13, 2009, Marlin Business Services Corp. became a bank holding company and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Bank of Philadelphia. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd. (“AssuranceOne”).

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

We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross-section of variables including industry, geography, equipment type, obligor and vendor. We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis stratified by industry classification, historic delinquencies and charge-offs, and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and emerging trends, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis. Adjustments due to such qualitative factors increased the allowance for credit losses by approximately $0.1 million and $0.1 million at March 31, 2012 and December 31, 2011, respectively.

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

Securitizations. In connection with each of the Company’s term note securitization transactions, we established bankruptcy remote SPEs and issued term debt to institutional investors. These SPEs are each considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure.

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

At March 31, 2012, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009 to claim refunds of approximately $15.4 million as discussed in Note 13 to the Company’s Form 10-K for December 31, 2010. These amendments are subject to review by the various jurisdictions. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2012 and March 31, 2011

Net income. Net income of $1.6 million was reported for the three-month period ended March 31, 2012, resulting in diluted EPS of $0.13, compared to net income of $0.8 million and diluted EPS of $0.06 for the three-month period ended March 31, 2011.

Return on average assets was 1.34% for the three-month period ended March 31, 2012, compared to 0.65% for the three-month period ended March 31, 2011. Return on average equity was 4.02% for the three-month period ended March 31, 2012, compared to 1.88% for the three-month period ended March 31, 2011.

Overall, our average net investment in total finance receivables for the three-month period ended March 31, 2012 increased 11.9% to $390.6 million, compared to $349.2 million for the three-month period ended March 31, 2011. This change is primarily a result of the continued seasoning and development of our sales account executives, combined with adjusting our credit underwriting guidelines in response to economic conditions.

During the three months ended March 31, 2012, we generated 5,658 new leases with a cost of $72.4 million, compared to 3,984 new leases with a cost of $47.0 million generated for the three months ended March 31, 2011. Sales staffing levels increased from 94 sales account executives at March 31, 2011 to 99 sales account executives at March 31, 2012. Approval rates also rose from 56% for the quarter ended March 31, 2011 to 66% for the quarter ended March 31, 2012 due to the improved credit quality of the applications received and adjustments made to credit policy in light of the continued strong performance of recent years’ lease originations.

The provision for credit losses decreased $0.1 million, or 8.3%, to $1.1 million for the three-month period ended March 31, 2012 from $1.2 million for the same period in 2011, primarily due to lower charge-offs and improved delinquencies, partially offset by portfolio growth. For the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011, net interest and fee income increased $2.3 million, or 21.5%, primarily due to a lower cost of funds on liabilities, partially offset by the impact of the 11.9% million increase in average total finance receivables. Other expenses increased $1.0 million, or 10.4%, for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011, primarily due to increased sales compensation expense and additional compensation related to the achievement of certain performance criteria determined annually.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2012 and March 31, 2011.

	Three Months Ended March 31,
	2012			2011
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$44,339	$6	0.06%	$35,269	$12	0.13%
Restricted interest-earning deposits with banks	28,675	1	0.01	48,410	11	0.09
Securities available for sale	2,444	20	3.20	1,610	13	3.27
Net investment in leases(3)	390,150	12,020	12.32	348,276	10,848	12.46
Loans receivable(3)	458	5	5.18	927	16	7.07

Total interest-earning assets	466,066	12,052	10.34	434,492	10,900	10.04

Non-interest-earning assets:
Cash and due from banks	1,289			2,586
Property and equipment, net	2,079			2,134
Property tax receivables	367			761
Other assets(4)	23,830			27,326

Total non-interest-earning assets	27,565			32,807

Total assets	$493,631			$467,299

Interest-bearing liabilities:
Deposits(5)	$220,808	$796	1.44%	$93,352	$582	2.49%
Long-term borrowings(5)	81,293	1,333	6.56	176,074	2,710	6.16

Total interest-bearing liabilities	302,101	2,129	2.82	269,426	3,292	4.89

Non-interest-bearing liabilities:
Sales and property taxes payable	1,898			2,045
Accounts payable and accrued expenses	5,046			8,606
Net deferred income tax liability	20,509			26,534

Total non-interest-bearing liabilities	27,453			37,185

Total liabilities	329,554			306,611
Stockholders’ equity	164,077			160,688

Total liabilities and stockholders’ equity	$493,631			$467,299

Net interest income		$9,923			$7,608

Interest rate spread(6)			7.52%			5.15%
Net interest margin(7)			8.52%			7.00%
Ratio of average interest-earning assets to average interest-bearing liabilities			154.27%			161.27%

(1)

Average balances from January 1, 2012 forward were calculated using average daily balances. Average balances before January 1, 2012 were generally calculated using beginning and ending balances for each month to approximate average daily balances. The average balance of total finance receivables for the three-month period ended March 31, 2012 was decreased by approximately $5.5 million, from $396.1 million to $390.6 million, as a result of this calculation change.

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

	Three Months Ended March 31, 2012 Compared To
	Three Months Ended March 31, 2011
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$3	$(9)	$(6)
Restricted interest-earning deposits with banks	(3)	(7)	(10)
Securities available for sale	7	—	7
Net investment in leases	1,291	(119)	1,172
Loans receivable	(7)	(4)	(11)
Total interest income	809	343	1,152

Interest expense:
Deposits	539	(325)	214
Long-term borrowings	(1,544)	167	(1,377)
Total interest expense	362	(1,525)	(1,163)

Net interest income	583	1,732	2,315

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the three-month periods ended March 31, 2012 and March 31, 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Interest income	$12,052	$10,900
Fee income	3,114	3,132

Interest and fee income	15,166	14,032
Interest expense	2,129	3,292

Net interest and fee income	$13,037	$10,740

Average total finance receivables(1)	$390,608	$349,203

Percent of average total finance receivables:
Interest income	12.34%	12.48%
Fee income	3.19	3.59

Interest and fee income	15.53	16.07
Interest expense	2.18	3.77

Net interest and fee margin	13.35%	12.30%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $2.3 million, or 21.5%, to $13.0 million for the three months ended March 31, 2012 from $10.7 million for the three months ended March 31, 2011. The annualized net interest and fee margin increased 105 basis points to 13.35% in the three-month period ended March 31, 2012 from 12.30% for the same period in 2011.

Interest income, net of amortized initial direct costs and fees, increased $1.2 million, or 11.0%, to $12.1 million for the three-month period ended March 31, 2012 from $10.9 million for the three-month period ended March 31, 2011. The increase in interest income was due principally to the 11.9% increase in average total finance receivables, which increased $41.4 million to $390.6 million at March 31, 2012 from $349.2 million at March 31, 2011, partially offset by a decrease in average yield of 14 basis points. The increase in average total finance receivables is primarily due to the continued seasoning and development of our sales account executives, combined with adjusting our credit underwriting guidelines in response to economic conditions. The average yield on the portfolio decreased, primarily due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated decreased 68 basis points to 12.71% for the three-month period ended March 31, 2012, compared to 13.39% for the three-month period ended March 31, 2011, primarily due to a change in mix of new origination types toward larger program opportunities.

Fee income remained stable at $3.1 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011. Fee income included approximately $1.1 million of net residual income for the three-month period ended March 31, 2012 and $1.2 million for the three-month period ended March 31, 2011. Fee income also included approximately $1.8 million in late fee income for the three-month period ended March 31, 2012, which increased 5.9% from $1.7 million for the three-month period ended March 31, 2011. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, decreased 40 basis points to 3.19% for the three-month period ended March 31, 2012 from 3.59% for the same period in 2011. Late fees remained the largest component of fee income at 1.84% as a percentage of average total finance receivables for the three-month period ended March 31, 2012, compared to 1.96% for the three-month period ended March 31, 2011. As a percentage of average total finance receivables, net residual income was 1.14% for the three-month period ended March 31, 2012, compared to 1.39% for the three-month period ended March 31, 2011.

Interest expense decreased $1.2 million to $2.1 million for the three-month period ended March 31, 2012 from $3.3 million for the three-month period ended March 31, 2011. The decrease was primarily due to a shift in our funding mix toward lower-cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 159 basis points to 2.18% for the three-month period ended March 31, 2012, from 3.77% for the same period in 2011.

The weighted average interest rate, excluding transaction costs, on borrowings was 5.33% for the quarter ended March 31, 2012, compared to 5.38% for the same period in 2011, primarily due to lower rates on variable-rate debt. The average balance for our variable-rate debt was $42.5 million for the three months ended March 31, 2012, compared to $59.1 million for the three months ended March 31, 2011. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 5.23% for the quarter ended March 31, 2012, compared to 5.43% for the same period in 2011. For the three months ended March 31, 2012, average term securitization borrowings outstanding were $38.8 million at a weighted average coupon of 5.43%, compared to $116.9 million at a weighted average coupon of 5.35% for the same period in 2011.

Our wholly-owned subsidiary, MBB, provides an additional funding source. FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $0.8 million, or 1.44% as a percentage of weighted average deposits, for the three-month period ended March 31, 2012. The average balance of deposits was $220.8 million for the three-month period ended March 31, 2012. Interest expense on deposits was $0.6 million, or 2.49% as a percentage of weighted average deposits, for the three-month period ended March 31, 2011. The average balance of deposits was $93.4 million for the three-month period ended March 31, 2011.

Insurance income. Insurance income remained stable at $1.0 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.

Other income. Other income remained stable at $0.3 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011. Other income includes various administrative transaction fees, fees received from lease syndications and gains on sales of leases.

Salaries and benefits expense. Salaries and benefits expense increased $1.2 million, or 20.3%, to $7.1 million for the three month period ended March 31, 2012 from $5.9 million for the same period in 2011. Salaries and benefits expense, as a percentage of average total finance receivables, was 7.23% for the three-month period ended March 31, 2012 compared with 6.80% for the same period in 2011. The increase was primarily due to increased sales compensation and additional compensation related to the achievement of certain performance criteria determined annually.

Total personnel increased to 246 at March 31, 2012 from 243 at March 31, 2011, primarily due to increased sales staffing levels, which were 99 sales account executives at March 31, 2012, compared to 94 sales account executives at March 31, 2011.

General and administrative expense. General and administrative expense decreased $0.2 million, or 5.7%, to $3.3 million for the three months ended March 31, 2012 from $3.5 million for the same period in 2011. General and administrative expense as an annualized percentage of average total finance receivables was 3.37% for the three-month period ended March 31, 2012, compared to 3.98% for the three-month period ended March 31, 2011. Selected major components of general and administrative expense for the three-month period ended March 31, 2012 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax expense, $0.3 million of data processing expense and $0.2 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended March 31, 2011 included $0.7 million of premises and occupancy expense, $0.6 million of audit and tax expense, $0.3 million of data processing expense and $0.1 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs were $0.2 million for the three-month period ended March 31, 2012 and $0.2 million for the same period in 2011.

Provision for credit losses. The provision for credit losses decreased $0.1 million, or 8.3%, to $1.1 million for the three months ended March 31, 2012 from $1.2 million for the same period in 2011. The decrease in the provision for credit losses was primarily due to lower charge-offs and improved delinquencies, partially offset by portfolio growth. Net charge-offs were $1.2 million for the three-month period ended March 31, 2012, compared to $2.0 million for the same period in 2011. Net charge-offs as a percentage of average total finance receivables decreased to 1.23% during the three-month period ended March 31, 2012, from 2.30% for the same period in 2011. The allowance for credit losses decreased to approximately $5.3 million at March 31, 2012, a decrease of $0.1 million from $5.4 million at December 31, 2011.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $1.0 million was recorded for the three-month period ended March 31, 2012, compared to an expense of $0.5 million for the same period in 2011. The change is primarily attributable to the change in pretax income recorded for the three-month period ended March 31, 2012. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.6% for the three-month period ended March 31, 2012, compared to 38.1% for the three-month period ended March 31, 2011. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $24.8 million, or 6.4%, to $412.6 million at March 31, 2012 from $387.8 million at December 31, 2011. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three-month periods ended March 31, 2012 and March 31, 2011, and the year ended December 31, 2011:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$5,353	$7,718	$7,718

Charge-offs	(1,647)	(2,628)	(8,624)
Recoveries	448	618	2,125

Net charge-offs	(1,199)	(2,010)	(6,499)

Provision for credit losses	1,102	1,179	4,134

Allowance for credit losses, end of period(1)	$5,256	$6,887	$5,353

Annualized net charge-offs to average total finance receivables (2)	1.23%	2.30%	1.81%

Allowance for credit losses to total finance receivables, end of period (2)	1.28%	1.98%	1.39%

Average total finance receivables (2)	$390,608	$349,203	$358,326
Total finance receivables, end of period (2)	$409,960	$348,290	$385,984

Delinquencies greater than 60 days past due	$1,911	$2,914	$1,663
Delinquencies greater than 60 days past due (3)	0.41%	0.75%	0.38%

Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	275.04%	236.34%	321.89%

Non-accrual leases and loans, end of period	$842	$1,407	$829
Renegotiated leases and loans, end of period	$940	$1,861	$1,052
Accruing leases and loans past due 90 days or more	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$10	$15	$85
Interest income excluded on non-accrual leases and loans(5)	$9	$18	$23

(1)	At March 31, 2012 and December 31, 2011, there was no allowance for credit losses allocated to loans. The allowance for credit losses allocated to loans at March 31, 2011 was $0.1 million.
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

Net charge-offs for the three months ended March 31, 2012 were $1.2 million (1.23% of average total finance receivables on an annualized basis), compared to $1.3 million (1.39% of average total finance receivables on an annualized basis) for the three months ended December 31, 2011 and $2.0 million (2.30% of average total finance receivables on an annualized basis) for the three months ended March 31, 2011. The decrease from the first quarter of 2011 was due to a lower charge-off rate as a percentage of average total finance receivables, partially offset by the growth in average total finance receivables. The decrease in net charge-offs during the first quarter of 2012 compared to recent prior periods is primarily due to improved delinquency migrations.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.41% at March 31, 2012 and 0.38% at December 31, 2011, compared to 0.75% at March 31, 2011. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of March 31, 2012, approximately 66% of our leases were one dollar purchase option leases, 32% were fair market value leases and 2% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of March 31, 2012, there were $32.3 million of residual assets retained on our Consolidated Balance Sheet, of which $25.6 million, or 79.3%, were related to copiers. As of December 31, 2011, there were $32.7 million of residual assets retained on our Consolidated Balance Sheet, of which $26.5 million, or 80.9%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of March 31, 2012 and December 31, 2011, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $1.1 million and $1.2 million of net residual income for the three-month periods ended March 31, 2012 and March 31, 2011, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.9 million and $2.0 million for the three-month periods ended March 31, 2012 and March 31, 2011, respectively.

For the three months ended March 31, 2012, the net loss on residual values disposed at end of term totaled $0.7 million, compared to a net loss of $0.8 million for the three months ended March 31, 2011. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the three-month periods ended March 31, 2012 and March 31, 2011, respectively.

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

Through the issuance of FDIC-insured certificates of deposit, MBB serves as the Company’s primary funding source through the issuance of certificates of deposit. Over time, MBB may offer other products and services to the Company’s customer base. MBB is a Utah state-chartered, Federal Reserve member commercial bank. As a state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

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

Our strategy has generally included funding new originations, other than those funded by MBB, in the short-term with cash from operations or through borrowings under various warehouse and loan facilities. Historically, we executed a term note securitization approximately once a year to refinance and relieve the warehouse and loan facilities. Due to the impact on borrowing costs from unfavorable market conditions and the available capacity in our warehouse and loan facilities at that time, the Company elected not to complete fixed-rate term note securitizations in 2008 or 2009. With the opening of MBB in 2008, we began to fund increasing amounts of new originations through the issuance of FDIC-insured certificates of deposit. We anticipate that such certificates of deposit issued by MBB will represent our primary funding source for new originations for the foreseeable future.

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

On February 12, 2010, we completed an $80.7 million TALF-eligible term asset-backed securitization, of which we elected to defer the issuance of subordinated notes totaling $12.5 million. This transaction earned a AAA rating. As with all of the Company’s prior term note securitizations, this financing provides the Company with fixed-cost borrowing and is recorded in long-term borrowings in the Consolidated Balance Sheets.

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

On January 26, 2012, the Company’s Board of Directors approved the Company’s second quarterly cash dividend, with the quarterly dividend of $0.06 per share declared on February 23, 2012. The quarterly dividend was paid on March 15, 2012, to shareholders of record on the close of business on March 5, 2012, which resulted in a dividend payment of approximately $0.8 million. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

At March 31, 2012, we had approximately $94.2 million of available borrowing capacity in addition to available cash and cash equivalents of $39.6 million. This amount excludes additional liquidity that may be provided by the issuance of insured certificates of deposit through MBB. Our debt to equity ratio was 1.88 to 1 at March 31, 2012 and 1.77 to 1 at December 31, 2011.

Net cash used in investing activities was $27.6 million for the three-month period ended March 31, 2012, compared to net cash used in investing activities of $3.1 million for the three-month period ended March 31, 2011. Investing activities primarily relate to lease payment activity.

Net cash provided by financing activities was $20.4 million for the three-month period ended March 31, 2012, compared to net cash provided by financing activities of $1.7 million for the three-month period ended March 31, 2011. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $4.5 million for the three-month period ended March 31, 2012, compared to net cash provided by operating activities of $4.5 million for the three-month period ended March 31, 2011.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from certificates of deposit through brokers and direct deposit sources to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using certificates of deposit issued through MBB and advances under our long-term bank facilities. Total cash and cash equivalents available as of March 31, 2012 totaled $39.6 million, compared to $42.3 million at December 31, 2011.

Restricted Interest-earning Deposits with Banks. As of March 31, 2012, we also had $28.5 million of cash that was classified as restricted interest-earning deposits with banks, compared to $28.6 million at December 31, 2011. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $73.7 million at March 31, 2012 and $92.4 million at December 31, 2011. Borrowings outstanding consist of the following:

	For the Three Months Ended March 31, 2012				As of March 31, 2012
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate (3)	Outstanding	Rate (3)	Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$10,000	$—	$—	—%	$—	—%	$10,000
Term note securitizations(2)	—	40,808	38,765	5.43%	32,847	5.24%	—
Long-term loan facilities	125,000	43,783	42,496	5.23%	40,845	5.24%	84,155

	$135,000		$81,261	5.33%	$73,692	5.24%	$94,155

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2012, MBB had $8.1 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

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

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2012, MBB had $8.1 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

Term Note Securitizations

On February 12, 2010, we completed an $80.7 million TALF-eligible term asset-backed securitization, of which we elected to defer the issuance of subordinated notes totaling $12.5 million. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provided the Company with fixed-cost borrowing and is recorded in long-term borrowings in the Consolidated Balance Sheets.

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

Since our founding through March 31, 2012, we have completed 10 on-balance-sheet term note securitizations of which two remain outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned SPEs and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At March 31, 2012 and at December 31, 2011, outstanding term securitizations amounted to $32.8 million and $45.1 million, respectively.

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

Some of the critical financial and credit quality covenants under our borrowing arrangements as of March 31, 2012 include:

	Actual(1)	Requirement
Tangible net worth minimum	$165.8 million	$145.0 million
Debt-to-equity ratio maximum	1.95 to 1	10.0 to 1
Maximum servicer senior leverage ratio	0.71 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	3.37 to 1	1.50 to 1
Maximum portfolio delinquency ratio	0.38%	3.25%
Maximum gross charge-off ratio	2.06%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

As of March 31, 2012, the Company was in compliance with terms of the long-term loan facilities and the term note securitization agreements.

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

Capital Adequacy. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% of the total capital (6% to be well-capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“Tier 1 Capital”). The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for credit losses on loans and leases, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities.

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

At March 31, 2012, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 22.10%, 20.53% and 21.42%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively. At March 31, 2012, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 33.36%, 36.06% and 37.20%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Order, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s equity balance at March 31, 2012 was $61.4 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the FDIC Order. In March 2011, following the expiration of MBB’s three-year de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth. In February 2012, the Company provided MBB with an additional capital contribution of $10.0 million for growth.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to March 31, 2012

The Company declared a dividend of $0.06 per share on April 30, 2012. The quarterly dividend, which is expected to result in a dividend payment of approximately $0.8 million, is scheduled to be paid on May 21, 2012 to shareholders of record on the close of business on May 10, 2012. It represents the Company’s third quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On April 16, 2012, the Company elected to exercise its call option and pay off the remaining $16.9 million of its 2007 term note securitization. This note repayment in full released approximately $15.4 million in restricted cash previously held by the trustee under such term note securitization.

Contractual Obligations (excluding Deposits)

In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of March 31, 2012 were as follows:

	Contractual Obligations as of March 31, 2012
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2012	$62,215	$2,047	$3	$1,246	$88	$65,599
2013	8,431	369	4	789	115	9,708
2014	1,765	153	4	141	85	2,148
2015	1,148	52	—	—	—	1,200
2016	133	2	—	—	—	135

Total	$73,692	$2,623	$11	$2,176	$288	$78,790

(1)	Interest on the variable-rate long-term loan facilities is assumed at the March 31, 2012 rate for the remaining term.

This table excludes time deposits. Deposit maturities are presented in Note 7 to the Company’s Unaudited Condensed Consolidated Financial Statements in Item 1 herein. There were no off-balance sheet arrangements requiring disclosure at March 31, 2012.

MARKET INTEREST RATE RISK AND SENSITIVITY

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest borrowings and certificates of deposit that the Company issues periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Most recently, we have also used variable-rate long-term loan facilities to finance our new lease originations. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 46.3% to 55.4% and averaged 49.1%. At March 31, 2012, $40.8 million, or 55.4%, of our borrowings were variable-rate borrowings.

The following table presents the contractually scheduled maturities and the related weighted average interest rates for debt obligations as of March 31, 2012 expected as of and for each year ended through December 31, 2015 and for periods thereafter.

	Scheduled Maturities by Calendar Year
						Total
					2016 &	Carrying
	2012	2013	2014	2015	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$21,370	$8,431	$1,765	$1,148	$133	$32,847
Average fixed rate	5.48%	4.28%	6.83%	7.14%	7.16%	5.31%
Variable-rate debt	$40,845	$—	$—	$—	$—	$40,845
Average variable rate	5.24%	—%	—%	—%	—%	5.24%

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

For example, the impact of each hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended March 31, 2012 generally would have been to reduce net interest and fee income by approximately $0.6 million based on our average variable-rate borrowings of approximately $56.3 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. However, at March 31, 2012, due to an index floor on certain variable-rate borrowings combined with the current interest rate environment, a 100-basis point increase in the market rates to which the borrowings are indexed would have reduced net interest and fee income by approximately $0.1 million based on the increased cost of the borrowing.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance will affect the presentation of comprehensive income, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements, as reflected in this report. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Because ASU 2011-05 and ASU 2011-12 impact disclosures only, they will not affect the consolidated earnings, financial position or cash flows of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material impact on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. During the three-month period ended March 31, 2012, the Company had no repurchases of common stock in the open market.

In addition to the repurchases described above, pursuant to the 2003 Equity Plan, participants may have shares withheld to cover income taxes. There were 104,963 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended March 31, 2012, at an average cost of $14.02 per share. At March 31, 2012, the Company had $5.7 million remaining in its stock repurchase plan authorized by the Board of Directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
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

Date: May 4, 2012