Form 10-Q
period 2012-06-30
MARLIN BUSINESS SERVICES CORP
filed 2012-08-03
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

At July 26, 2012, 12,738,757 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2012

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
	(Dollars in thousands, except per- share data)
ASSETS
Cash and due from banks	$86	$1,035
Interest-earning deposits with banks	48,921	41,250

Total cash and cash equivalents	49,007	42,285
Restricted interest-earning deposits with banks (includes $7.5 million and $24.3 million at June 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities (“VIEs”))	13,175	28,637
Securities available for sale (amortized cost of $3.3 million and $1.7 million at June 30, 2012 and December 31, 2011, respectively)	3,347	1,780
Net investment in leases and loans (includes $17.9 million and $60.0 million at June 30, 2012 and December 31, 2011, respectively, related to consolidated VIEs)	443,231	387,840
Property and equipment, net	2,186	2,052
Property tax receivables	337	265
Other assets	21,238	23,110

Total assets	$532,521	$485,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$283,782	$198,579
Long-term borrowings (includes $9.5 million and $45.1 million at June 30, 2012 and December 31, 2011, respectively, related to consolidated VIEs)	48,046	92,004
Other liabilities:
Sales and property taxes payable	5,185	2,169
Accounts payable and accrued expenses	8,794	8,791
Net deferred income tax liability	18,249	20,325

Total liabilities	364,056	321,868

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,738,877 and 12,760,266 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	127	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	86,742	85,544
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive income	51	1
Retained earnings	81,547	78,430

Total stockholders’ equity	168,465	164,101

Total liabilities and stockholders’ equity	$532,521	$485,969

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per-share data)
Interest income	$12,831	$10,863	$24,883	$21,763
Fee income	2,774	2,926	5,889	6,058

Interest and fee income	15,605	13,789	30,772	27,821
Interest expense	1,792	3,063	3,922	6,355

Net interest and fee income	13,813	10,726	26,850	21,466
Provision for credit losses	1,031	924	2,133	2,103

Net interest and fee income after provision for credit losses	12,782	9,802	24,717	19,363

Other income:
Insurance income	1,021	951	2,030	1,928
Gain (loss) on derivatives	2	(38)	(3)	(43)
Other income	363	434	667	716

Other income	1,386	1,347	2,694	2,601

Other expense:
Salaries and benefits	5,633	5,384	12,695	11,321
General and administrative	3,489	3,145	6,783	6,616
Financing related costs	186	157	387	346

Other expense	9,308	8,686	19,865	18,283

Income before income taxes	4,860	2,463	7,546	3,681
Income tax expense	1,872	933	2,909	1,397

Net income	$2,988	$1,530	$4,637	$2,284

Basic earnings per share	$0.24	$0.12	$0.37	$0.18
Diluted earnings per share	$0.23	$0.12	$0.36	$0.18

Cash dividends declared per share	$0.06	$—	$0.12	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$2,988	$1,530	$4,637	$2,284

Other comprehensive income:
Amortization of net deferred losses on cash flow hedge derivatives	41	46	53	104
Increase (decrease) in fair value of securities available for sale	40	20	29	16
Tax effect	(31)	(26)	(32)	(48)

Total other comprehensive income	50	40	50	72

Comprehensive income	$3,038	$1,570	$4,687	$2,356

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
		Common	Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)
Balance, December 31, 2010	12,864,665	$129	$86,987	$(2)	$(132)	$73,021	$160,003
Issuance of common stock	14,597	—	172	—	—	—	172
Repurchase of common stock	(544,766)	(6)	(6,443)	—	—	—	(6,449)
Exercise of stock options	169,611	2	1,232	—	—	—	1,234
Tax benefit on stock options exercised	—	—	260	—	—	—	260
Stock option compensation recognized	—	—	96	—	—	—	96
Restricted stock grant	256,159	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	3,243	—	—	—	3,243
Net change related to derivatives, net of tax	—	—	—	—	97	—	97
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	36	—	36
Net income	—	—	—	—	—	6,175	6,175
Cash dividends declared	—	—	—	—	—	(766)	(766)

Balance, December 31, 2011	12,760,266	$128	$85,544	$(2)	$1	$78,430	$164,101
Repurchase of common stock	(105,207)	(1)	(1,474)	—	—	—	(1,475)
Exercise of stock options	3,744	—	31	—	—	—	31
Tax benefit on stock options exercised	—	—	9	—	—	—	9
Stock option compensation recognized	—	—	23	—	—	—	23
Restricted stock grant	80,074	—	(1)	—	—	—	(1)
Restricted stock compensation recognized	—	—	2,610	—	—	—	2,610
Net change related to derivatives, net of tax	—	—	—	—	32	—	32
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	18	—	18
Net income	—	—	—	—	—	4,637	4,637
Cash dividends declared	—	—	—	—	—	(1,520)	(1,520)

Balance, June 30, 2012	12,738,877	$127	$86,742	$(2)	$51	$81,547	$168,465

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,637	$2,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,103	1,284
Stock-based compensation	1,912	1,603
Excess tax benefits from stock-based payment arrangements	(730)	(537)
Amortization of deferred net losses on cash flow hedge derivatives	53	104
Change in fair value of derivatives	3	43
Provision for credit losses	2,133	2,103
Net deferred income taxes	(2,109)	(1,233)
Amortization of deferred initial direct costs and fees	2,658	2,650
Deferred initial direct costs and fees	(3,945)	(2,575)
Loss on equipment disposed	1,611	1,472
Effect of changes in other operating items:
Other assets	1,876	1,818
Other liabilities	3,079	2,587

Net cash provided by operating activities	12,281	11,603

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(152,804)	(100,923)
Principal collections on leases and loans	92,939	92,867
Security deposits collected, net of refunds	(225)	(991)
Proceeds from the sale of equipment	2,241	2,442
Acquisitions of property and equipment	(645)	(493)
Change in restricted interest-earning deposits with banks	15,462	16,197
Purchases of securities available for sale	(1,538)	(165)

Net cash provided by (used in) investing activities	(44,570)	8,934

Cash flows from financing activities:
Increase in deposits	85,203	31,603
Term securitization repayments	(35,600)	(51,686)
Warehouse and bank facility advances	11,891	37,181
Warehouse and bank facility repayments	(20,249)	(20,351)
Issuances of common stock	—	101
Repurchases of common stock	(1,475)	(3,061)
Dividends paid	(1,520)	—
Exercise of stock options	31	31
Excess tax benefits from stock-based payment arrangements	730	537
Debt issuance costs	—	(14)

Net cash provided by (used in) financing activities	39,011	(5,659)

Net increase in total cash and cash equivalents	6,722	14,878
Total cash and cash equivalents, beginning of period	42,285	37,026

Total cash and cash equivalents, end of period	$49,007	$51,904

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$3,359	$5,426
Net cash paid for income taxes	$2,461	$347

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – The Company

Description

Through its principal operating subsidiary, Marlin Leasing Corporation, Marlin Business Services Corp. provides equipment financing solutions nationwide, primarily to small and mid-sized businesses in a segment of the equipment leasing market commonly referred to in the industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers, including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. Effective March 12, 2008, the Company opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured certificates of deposit. Marlin Business Services Corp. is managed as a single business segment. Marlin Business Services Corp. is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act.

References to the “Company,” “Marlin,” “Registrant,” “we,” “us” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE 2 – Summary of Critical Accounting Policies

Basis of financial statement presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Marlin Business Services Corp. is managed as a single business segment. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at June 30, 2012 and the results of operations for the three- and six-month periods ended June 30, 2012 and 2011, and cash flows for the six-month periods ended June 30, 2012 and 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2012. The consolidated results of operations and cash flows for the three- and six-month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results for the respective full years or any other period.

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

Other income. Other income is recognized as earned and includes various administrative transaction fees and fees received from lease syndications.

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

The Company measures stock-based compensation cost at grant date, based on the fair value of the awards ultimately expected to vest. Stock-based compensation expense is recognized on a straight-line basis over the service period. We generally use the Black-Scholes valuation model to measure the fair value of our stock options utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield. The assumptions are based on management’s judgment concerning future events.

As required by U.S. GAAP, the Company uses its judgment in estimating the amount of awards that are expected to be forfeited, with subsequent revisions to the assumptions if actual forfeitures differ from those estimates. In addition, for performance-based awards, the Company estimates the degree to which the performance conditions will be met to estimate the number of shares expected to vest and the related compensation expense. Compensation expense related to performance awards is adjusted in the period such performance estimates change.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At June 30, 2012, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2005 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009, resulting in the recognition of a net tax receivable of approximately $15.4 million as discussed in Note 12 to the Company’s Form 10-K for December 31, 2011. These amendments are subject to review by the various jurisdictions.

The Company records penalties and accrued interest related to taxes, including penalties and interest related to uncertain tax positions, in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

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

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Minimum lease payments receivable	$504,926	$437,302
Estimated residual value of equipment	31,293	32,743
Unearned lease income, net of initial direct costs and fees deferred	(85,350)	(74,199)
Security deposits	(2,891)	(3,115)
Loans, including unamortized deferred fees and costs	450	462
Allowance for credit losses	(5,197)	(5,353)

	$443,231	$387,840

At June 30, 2012, a total of $81.7 million of minimum lease payments receivable is assigned as collateral for borrowings, including the amounts related to consolidated VIEs.

Initial direct costs net of fees deferred were $8.5 million and $7.2 million as of June 30, 2012 and December 31, 2011, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At June 30, 2012 and December 31, 2011, $25.1 million and $26.5 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of June 30, 2012:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)
Period Ending December 31,
2012	$109,470	$23,999
2013	170,377	32,834
2014	115,407	17,905
2015	69,231	8,018
2016	34,559	2,410
Thereafter	5,882	184

	$504,926	$85,350

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of June 30, 2012 and December 31, 2011, the Company maintained total finance receivables which were on a non-accrual basis of $0.7 million and $0.8 million, respectively. As of June 30, 2012 and December 31, 2011, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.7 million and $1.1 million, respectively. (See Note 4 for additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The chart which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2012	2011	2011
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$5,256	$6,887	$5,353	$7,718	$7,718

Charge-offs	(1,495)	(2,247)	(3,142)	(4,875)	(8,624)
Recoveries	405	611	853	1,229	2,125

Net charge-offs	(1,090)	(1,636)	(2,289)	(3,646)	(6,499)

Provision for credit losses	1,031	924	2,133	2,103	4,134

Allowance for credit losses, end of period(1)	$5,197	$6,175	$5,197	$6,175	$5,353

Annualized net charge-offs to average total finance receivables (2)	1.04%	1.86%	1.13%	2.08%	1.81%

Allowance for credit losses to total finance receivables, end of period (2)	1.18%	1.74%	1.18%	1.74%	1.39%

Average total finance receivables (2)	$417,794	$351,389	$404,201	$350,296	$358,326
Total finance receivables, end of period (2)	$439,933	$354,014	$439,933	$354,014	$385,984

Delinquencies greater than 60 days past due	$1,385	$2,221	$1,385	$2,221	$1,663
Delinquencies greater than 60 days past due (3)	0.27%	0.56%	0.27%	0.56%	0.38%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	375.23%	278.03%	375.23%	278.03%	321.89%

Non-accrual leases and loans, end of period	$686	$1,197	$686	$1,197	$829
Renegotiated leases and loans, end of period	$739	$1,485	$739	$1,485	$1,052

(1)	At June 30, 2012 and December 31, 2011, there was no allowance for credit losses allocated to loans. The allowance for credit losses allocated to loans at June 30, 2011 was $ 0.1 million.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At June 30, 2012, June 30, 2011 and December 31, 2011, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended June 30, 2012 were $1.1 million (1.04% of average total finance receivables on an annualized basis), compared to $1.2 million (1.23% of average total finance receivables on an annualized basis) for the three-month period ended March 31, 2012. The decrease in net charge-offs during the three-month period ended June 30, 2012 compared to recent previous periods is primarily due to improving delinquency migrations. Our key credit quality indicator is delinquency status.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Accrued fees receivable	$1,505	$1,644
Deferred transaction costs	740	1,219
Prepaid expenses	1,363	1,660
Income taxes receivable	14,269	16,131
Other	3,361	2,456

	$21,238	$23,110

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.14% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At June 30, 2012, MBB had an unfunded commitment of $1.4 million for this activity. Unless renewed prior to termination, MBB’s membership in the consortium will expire in June 2013.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and FDIC-insured retail deposits directly from other financial institutions. As of June 30, 2012, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2012	$52,547
2013	85,020
2014	74,603
2015	44,146
2016	17,918
Thereafter	9,548

Total	$283,782

All time deposits are in denominations of $250,000 or less. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits outstanding at June 30, 2012 was 1.16%.

NOTE 8 – Long-term Borrowings

Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations and long-term loan facilities are classified as long-term borrowings.

Scheduled principal and interest payments on outstanding borrowings as of June 30, 2012 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)
Period Ending December 31,
2012	$18,098	$790
2013	4,728	865
2014	25,213	625
2015	7	—
2016	—	—

Total	$48,046	$2,280

(1)	Interest on variable-rate long-term loan facilities is assumed at the June 30, 2012 rate for the remaining term.

NOTE 9 – Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments

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

All of the Company’s derivative financial instruments are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 2. The fair value of securities available for sale is computed using fair value measurements classified as Level 1, since prices are obtained from quoted prices in an active market. The Company’s balances measured at fair value on a recurring basis include the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)
Assets
Securities available for sale	$3,347	$—	$1,780	$—
Interest-rate caps purchased	—	—	—	6

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$49,007	$49,007	$42,285	$42,285
Restricted interest-earning deposits with banks	13,175	13,175	28,637	28,637
Securities available for sale	3,347	3,347	1,780	1,780
Loans	450	450	462	462
Interest-rate caps purchased	—	—	6	6

Liabilities
Deposits	283,782	284,713	198,579	199,760
Long-term borrowings	48,046	48,302	92,004	93,485
Sales and property taxes payable	5,185	5,185	2,169	2,169
Accounts payable and accrued expenses	8,794	8,794	8,791	8,791

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a) Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of June 30, 2012 and December 31, 2011, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

(b) Restricted Interest-Earning Deposits with Banks

The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at June 30, 2012 and December 31, 2011. This fair value measurement is classified as Level 1.

(c) Securities Available for Sale

The fair value of securities available for sale is recorded using prices obtained from quoted prices in an active market. This fair value measurement is classified as Level 1.

(d) Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of the Company’s loans approximates the carrying amount at June 30, 2012 and December 31, 2011. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2.

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

(h) Sales and Property Taxes Payable

The carrying amount of the Company’s sales and property taxes payable approximates fair value as of June 30, 2012 and December 31, 2011, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

(i) Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable and accrued expenses approximates fair value as of June 30, 2012 and December 31, 2011, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

NOTE 10 – Earnings Per Common Share

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$2,988	$1,530	$4,637	$2,284
Less: net income allocated to participating securities	127	119	204	176

Net income allocated to common stock	$2,861	$1,411	$4,433	$2,108

Weighted average common shares outstanding	12,727,083	12,989,681	12,728,027	12,957,552
Less: Unvested restricted stock awards considered participating securities	(554,455)	(1,009,894)	(588,281)	(1,000,271)

Adjusted weighted average common shares used in computing basic EPS	12,172,628	11,979,787	12,139,746	11,957,281

Basic EPS	$0.24	$0.12	$0.37	$0.18

Diluted EPS
Net income allocated to common stock	$2,861	$1,411	$4,433	$2,108

Adjusted weighted average common shares used in computing basic EPS	12,172,628	11,979,787	12,139,746	11,957,281
Add: Effect of dilutive stock options	67,526	75,525	67,098	76,323

Adjusted weighted average common shares used in computing diluted EPS	12,240,154	12,055,312	12,206,844	12,033,604

Diluted EPS	$0.23	$0.12	$0.36	$0.18

For the three-month periods ended June 30, 2012 and June 30, 2011, options to purchase 52,554 and 323,585 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

For the six-month periods ended June 30, 2012 and June 30, 2011, options to purchase 53,472 and 343,752 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 11 – Stockholders’ Equity

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

During the three-month and six-month periods ended June 30, 2012, the Company had no repurchases of common stock in the open market. The Company purchased 155,604 shares of its common stock at an average cost of $12.04 per share during the three-month period ended June 30, 2011. The Company purchased 171,198 shares of its common stock at an average cost of $11.98 per share during the six-month period ended June 30, 2011. At June 30, 2012, the Company had $5.7 million remaining in its stock repurchase plan authorized by the Board of Directors.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan, as Amended (the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 244 and 105,207 shares repurchased to cover income tax withholding during the three- and six-month periods ended June 30, 2012, at average per-share costs of $14.51 and $14.02, respectively. There were 29,730 and 86,925 shares repurchased to cover income tax withholding during the three- and six-month periods ended June 30, 2011, at average per-share costs of $12.47 and $11.62, respectively.

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

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s equity balance at June 30, 2012 was $63.8 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At June 30, 2012, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at June 30, 2012.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	32.04%	$168,414	4%	$21,025	5%		$26,281
Marlin Business Bank	18.49%	$63,750	5%	$17,235	5%		$17,235
Tier 1 Risk-based Capital
Marlin Business Services Corp.	34.77%	$168,414	4%	$19,373	6%		$29,059
Marlin Business Bank	18.24%	$63,750	6%	$20,972	6%		$20,972
Total Risk-based Capital
Marlin Business Services Corp.	35.85%	$173,611	8%	$38,745	10%		$48,432

Marlin Business Bank	19.05%	$66,579	15%	$52,431	10	%(1)	$34,954

(1)

MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to an agreement entered into by and among MBB, the Company, Marlin Leasing Corporation and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”).

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal regulators to take prompt corrective action against any undercapitalized institution. Five capital categories have been established under federal banking regulations: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure. Adequately capitalized institutions include depository institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.

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

Pursuant to the FDIC Agreement, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 19.05% at June 30, 2012 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

Dividends. The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings.

NOTE 12 – Stock-Based Compensation

Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. In May 2012, the Company’s shareholders approved an increase of 850,000 shares authorized under the Company’s 2003 Plan. As a result, the aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 4,150,000. Not more than 2,500,000 of such shares shall be available for issuance as restricted stock grants. There were 1,008,534 shares available for future grants under the 2003 Plan as of June 30, 2012, of which 850,918 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $0.4 million for the three-month period ended June 30, 2012 and $0.5 million for the three-month period ended June 30, 2011. Total stock-based compensation expense was $1.9 million and $1.6 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.7 million and $0.5 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan.

Employee stock options generally vest over four years. The vesting of certain options is contingent on various Company performance measures, such as EPS and net income. The Company has recognized expense related to performance options based on the most probable performance assumptions as of June 30, 2012. There were no revisions to performance assumptions during the six-month periods ended June 30, 2012 and June 30, 2011.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during the three-month and six-month periods ended June 30, 2012. There were no stock options granted during the three-month and six-month periods ended June 30, 2011.

A summary of option activity for the six month period ended June 30, 2012 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share
Outstanding, December 31, 2011	475,217	$10.93
Granted	—	—
Exercised	(3,744)	8.37
Forfeited	(12,643)	10.73
Expired	(4,644)	19.78

Outstanding, June 30, 2012	454,186	10.87

During each of the three-month periods ended June 30, 2012 and June 30, 2011, the Company recognized total compensation expense related to options of less than $0.1 million. During each of the six-month periods ended June 30, 2012 and June 30, 2011, the Company recognized total compensation expense related to options of less than $0.1 million.

There were no stock options exercised during the three-month period ended June 30, 2012. There were 9,275 stock options exercised for the three-month period ended June 30, 2011. The total pretax intrinsic value of stock options exercised was $0.1 million for the three-month period ended June 30, 2011. The related tax benefits realized from the exercise of stock options for the three-month period ended June 30, 2011 were $0.1 million.

The total pretax intrinsic values of stock options exercised were less than $0.1 million and $0.1 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively. The related tax benefits realized from the exercise of stock options for the six-month periods ended June 30, 2012 and June 30, 2011 were less than $0.1 million and $0.1 million, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2012:

Options Outstanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$3.39	12,600	0.5	$3.39	$164	12,600	0.5	$3.39	$164
$7.17 - 10.18	248,353	2.7	9.15	1,798	138,675	2.7	8.87	1,043
$12.08 - 12.41	138,101	4.9	12.40	551	57,499	4.9	12.40	229
$14.00 - 16.01	37,672	1.5	14.33	78	37,672	1.5	14.33	78
$20.35 - 21.50	17,460	1.3	21.08	—	17,460	1.3	21.08	—

	454,186	3.2	10.87	$2,591	263,906	2.8	10.96	$1,514

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.39 as of June 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2012, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 1.4 years, based on the most probable performance assumptions as of June 30, 2012. As of June 30, 2012, $0.7 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 3.6 years.

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

The vesting of certain restricted shares may be accelerated to a minimum of three years based on achievement of various individual performance measures. In addition, the Company has issued certain shares under a Management Stock Ownership Program. Under this program, restrictions on the shares lapse at the end of 10 years but may lapse (vest) in a minimum of three years if the employee continues in service at the Company and owns a matching number of other common shares in addition to the restricted shares.

Of the total restricted stock awards granted during the six-month period ended June 30, 2012, 27,440 shares may be subject to accelerated vesting based on performance factors; no shares have vesting contingent upon performance factors. The Company has recognized expense related to performance-based shares based on the most probable performance assumptions as of June 30, 2012. There were no revisions to performance assumptions for the six-month periods ended June 30, 2012 and June 30, 2011, although vesting was accelerated in 2012 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the six months ended June 30, 2012:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2011	790,484	$9.96
Granted	82,674	14.14
Vested	(307,852)	8.12
Forfeited	(2,600)	11.94

Outstanding at June 30, 2012	562,706	11.57

During the three-month periods ended June 30, 2012 and June 30, 2011, the Company granted restricted stock awards with grant date fair values totaling $0.3 million and $0.4 million, respectively. During the six-month periods ended June 30, 2012 and June 30, 2011, the Company granted restricted stock awards with grant date fair values totaling $1.2 million and $3.0 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.4 million and $0.5 million of compensation expense related to restricted stock for the three-month periods ended June 30, 2012 and June 30, 2011, respectively. The Company recognized $1.9 million and $1.6 million of compensation expense related to restricted stock for the six-month periods ended June 30, 2012 and June 30, 2011, respectively.

Of the $1.9 million total compensation expense related to restricted stock for the six-month period ended June 30, 2012, approximately $1.1 million related to accelerated vesting during the first quarter of 2012, based on the achievement of certain performance criteria determined annually. Of the $1.6 million total compensation expense related to restricted stock for the six-month period ended June 30, 2011, approximately $0.6 million related to accelerated vesting during the first quarter of 2011, also based on the achievement of certain performance criteria determined annually.

As of June 30, 2012, there was $4.1 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.8 years, based on the most probable performance assumptions as of June 30, 2012. In the event performance targets are achieved, $1.1 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.2 years. In addition, certain of the awards granted may result in the issuance of 61,746 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair values of shares that vested during the three-month periods ended June 30, 2012 and June 30, 2011 were $0.1 million and $1.2 million, respectively. The fair values of shares that vested during the six-month periods ended June 30, 2012 and June 30, 2011 were $4.3 million and $3.1 million, respectively.

Employee Stock Purchase Plan

In May 2012, the Company’s shareholders approved the adoption of the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, employees have the opportunity to set aside up to 10% of their compensation (subject to certain maximums) and to purchase shares of common stock during designated offering periods at a price equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the fair market value per share on the purchase date. The aggregate number of shares that may be issued under the ESPP is 140,000.

NOTE 13 – Subsequent Events

The Company declared a dividend of $0.08 per share on August 2, 2012. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.0 million, is scheduled to be paid on August 23, 2012 to shareholders of record on the close of business on August 13, 2012. It represents the Company’s fourth quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At June 30, 2012, our lease portfolio consisted of approximately 66,756 accounts with an average original term of 49 months and average original transaction size of approximately $11,900.

We were founded in 1997. At June 30, 2012, we had $532.5 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $443.2 million at June 30, 2012.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	Six Months Ended
	June 30,	As of or For the Year Ended December 31,
	2012	2011	2010	2009	2008	2007
Number of sales account executives	106	93	87	38	86	118
Number of originating sources(1)	1,072	827	604	465	1,014	1,246

(1)	Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended June 30, 2012, our annualized net credit losses were 1.04% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 67% of our lease portfolio at June 30, 2012 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

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

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations through the issuance of FDIC-insured certificates of deposit. We anticipate that FDIC-insured certificates of deposit issued by MBB will represent our primary source of funds for the foreseeable future. As of June 30, 2012, total MBB deposits were $283.8 million. As of June 30, 2012, $9.5 million, or 19.8%, of our total long-term borrowings of $48.0 million were fixed-rate term note securitizations.

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

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active interest-rate swap agreements at June 30, 2012.

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

We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross-section of variables including industry, geography, equipment type, obligor and vendor. We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis stratified by industry classification, historic delinquencies and charge-offs, and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and emerging trends, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis. Adjustments due to such qualitative factors increased the allowance for credit losses by approximately $0.3 million and $0.1 million at June 30, 2012 and December 31, 2011, respectively.

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

The Company measures stock-based compensation cost at grant date, based on the fair value of the awards ultimately expected to vest. Stock-based compensation expense is recognized on a straight-line basis over the service period. We generally use the Black-Scholes valuation model to measure the fair value of our stock options utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield. The assumptions are based on subjective future expectations combined with management judgment.

The Company uses its judgment in estimating the amount of awards that are expected to be forfeited, with subsequent revisions to the assumptions if actual forfeitures differ from those estimates. In addition, for performance-based awards the Company estimates the degree to which the performance conditions will be met to estimate the number of shares expected to vest and the related compensation expense. Compensation expense related to performance awards is adjusted in the period such performance estimates change.

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

At June 30, 2012, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009, resulting in the recognition of a net tax receivable of approximately $15.4 million as originally discussed in Note 13 to the Company’s Form 10-K for December 31, 2010. These amendments are subject to review by the various jurisdictions.

The Company records penalties and accrued interest related to taxes, including penalties and interest related to uncertain tax positions, in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended June 30, 2012 and June 30, 2011

Net income. Net income of $3.0 million was reported for the three-month period ended June 30, 2012, resulting in diluted EPS of $0.23, compared to net income of $1.5 million and diluted EPS of $0.12 for the three-month period ended June 30, 2011.

Return on average assets was 2.29% for the three-month period ended June 30, 2012, compared to 1.31% for the three-month period ended June 30, 2011. Return on average equity was 7.17% for the three-month period ended June 30, 2012, compared to 3.78% for the three-month period ended June 30, 2011.

Overall, our average net investment in total finance receivables for the three-month period ended June 30, 2012 increased 18.9% to $417.8 million, compared to $351.4 million for the three-month period ended June 30, 2011. This change is primarily a result of the continued seasoning and development of our sales account executives, combined with adjusting our credit underwriting guidelines in response to economic conditions.

During the three months ended June 30, 2012, we generated 6,172 new leases with a cost of $80.4 million, compared to 4,522 new leases with a cost of $53.9 million generated for the three months ended June 30, 2011. Sales staffing levels increased from 97 sales account executives at June 30, 2011 to 106 sales account executives at June 30, 2012. Approval rates also rose from 60% for the quarter ended June 30, 2011 to 68% for the quarter ended June 30, 2012 due to the improved credit quality of the applications received and adjustments made to credit policy in light of the continued strong performance of recent years’ lease originations.

For the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011, net interest and fee income increased $3.1 million, or 29.0%, primarily due to the impact of the 18.9% million increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses increased $0.1 million, or 11.1%, to $1.0 million for the three-month period ended June 30, 2012 from $0.9 million for the same period in 2011, primarily due to portfolio growth, partially offset by lower charge-offs and improved delinquencies. Other expenses increased $0.6 million, or 6.9%, for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011, primarily due to increased volume and increased sales compensation expense.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2012 and June 30, 2011.

	Three Months Ended June 30,
	2012			2011
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$53,462	$8	0.06%	$47,818	$8	0.07%
Restricted interest-earning deposits with banks	17,783	—	0.01	33,798	5	0.06
Securities available for sale	3,319	22	2.60	1,705	14	3.27
Net investment in leases(3)	417,342	12,795	12.26	350,662	10,825	12.35
Loans receivable(3)	452	6	5.11	726	11	5.83

Total interest-earning assets	492,358	12,831	10.42	434,709	10,863	10.00

Non-interest-earning assets:
Cash and due from banks	2,645			1,594
Property and equipment, net	2,154			2,202
Property tax receivables	1,906			1,949
Other assets(4)	23,054			27,028

Total non-interest-earning assets	29,759			32,773

Total assets	$522,117			$467,482

Interest-bearing liabilities:
Deposits(5)	$265,182	$838	1.26%	106,662	$622	2.33%
Long-term borrowings(5)	58,011	954	6.58	159,921	2,441	6.11

Total interest-bearing liabilities	323,193	1,792	2.22	266,583	3,063	4.60

Non-interest-bearing liabilities:
Sales and property taxes payable	5,010			5,002
Accounts payable and accrued expenses	5,947			8,234
Net deferred income tax liability	21,366			25,881

Total non-interest-bearing liabilities	32,323			39,117

Total liabilities	355,516			305,700
Stockholders’ equity	166,601			161,782

Total liabilities and stockholders’ equity	$522,117			$467,482

Net interest income		$11,039			$7,800
Interest rate spread(6)			8.20%			5.40%
Net interest margin(7)			8.97%			7.18%
Ratio of average interest-earning assets to average interest-bearing liabilities			152.34%			163.07%

(1)

Average balances from January 1, 2012 forward were calculated using average daily balances. Average balances before January 1, 2012 were generally calculated using beginning and ending balances for each month to approximate average daily balances. The average balance of total finance receivables for the three-month period ended June 30, 2012 was decreased by approximately $5.8 million, from $423.6 million to $417.8 million, as a result of this calculation change.

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

	Three Months Ended June 30, 2012 Compared To
	Three Months Ended June 30, 2011
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$—	$—	$—
Restricted interest-earning deposits with banks	(2)	(3)	(5)
Securities available for sale	11	(3)	8
Net investment in leases	2,045	(75)	1,970
Loans receivable	(4)	(1)	(5)
Total interest income	1,487	481	1,968

Interest expense:
Deposits	601	(385)	216
Long-term borrowings	(1,663)	176	(1,487)
Total interest expense	552	(1,823)	(1,271)

Net interest income	1,124	2,115	3,239

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the three-month periods ended June 30, 2012 and June 30, 2011.

	Three Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Interest income	$12,831	$10,863
Fee income	2,774	2,926

Interest and fee income	15,605	13,789
Interest expense	1,792	3,063

Net interest and fee income	$13,813	$10,726

Average total finance receivables(1)	$417,794	$351,389

Percent of average total finance receivables:
Interest income	12.28%	12.37%
Fee income	2.66	3.33

Interest and fee income	14.94	15.70
Interest expense	1.72	3.49

Net interest and fee margin	13.22%	12.21%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $3.1 million, or 29.0%, to $13.8 million for the three months ended June 30, 2012 from $10.7 million for the three months ended June 30, 2011. The annualized net interest and fee margin increased 101 basis points to 13.22% in the three-month period ended June 30, 2012 from 12.21% for the same period in 2011.

Interest income, net of amortized initial direct costs and fees, increased $1.9 million, or 17.4%, to $12.8 million for the three-month period ended June 30, 2012 from $10.9 million for the three-month period ended June 30, 2011. The increase in interest income was principally due to the 18.9% increase in average total finance receivables, which increased $66.4 million to $417.8 million at June 30, 2012 from $351.4 million at June 30, 2011, partially offset by a decrease in average yield of 9 basis points. The increase in average total finance receivables is primarily due to the continued seasoning and development of our sales account executives, combined with adjusting our credit underwriting guidelines in response to economic conditions. The average yield on the portfolio decreased, primarily due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated increased 15 basis points to 13.19% for the three-month period ended June 30, 2012, compared to 13.04% for the three-month period ended June 30, 2011.

Fee income decreased $0.1 million to $2.8 million for the three-month period ended June 30, 2012 compared to $2.9 million for the three-month period ended June 30, 2011. Fee income included approximately $0.8 million of net residual income for the three-month period ended June 30, 2012 and $1.1 million for the three-month period ended June 30, 2011. Fee income also included approximately $1.7 million in late fee income for the three-month period ended June 30, 2012, which increased 6.2% from $1.6 million for the three-month period ended June 30, 2011. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, decreased 67 basis points to 2.66% for the three-month period ended June 30, 2012 from 3.33% for the same period in 2011. Late fees remained the largest component of fee income at 1.61% as a percentage of average total finance receivables for the three-month period ended June 30, 2012, compared to 1.81% for the three-month period ended June 30, 2011. As a percentage of average total finance receivables, net residual income was 0.81% for the three-month period ended June 30, 2012, compared to 1.26% for the three-month period ended June 30, 2011.

Interest expense decreased $1.3 million to $1.8 million for the three-month period ended June 30, 2012 from $3.1 million for the three-month period ended June 30, 2011. The decrease was primarily due to a shift in our funding mix toward lower-cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 177 basis points to 1.72% for the three-month period ended June 30, 2012, from 3.49% for the same period in 2011.

The weighted average interest rate, excluding transaction costs, on borrowings was 4.94% for the quarter ended June 30, 2012, compared to 5.30% for the same period in 2011, primarily due to a shift in mix to variable-rate debt, combined with lower interest rates. The average balance for our variable-rate debt was $43.3 million for the three months ended June 30, 2012, compared to $72.4 million for the three months ended June 30, 2011. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 5.00% for the quarter ended June 30, 2012, compared to 5.19% for the same period in 2011. For the three months ended June 30, 2012, average term securitization borrowings outstanding were $14.7 million at a weighted average coupon of 4.78%, compared to $87.6 million at a weighted average coupon of 5.35% for the same period in 2011.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $0.8 million, or 1.26% as a percentage of weighted average deposits, for the three-month period ended June 30, 2012. The average balance of deposits was $265.2 million for the three-month period ended June 30, 2012. Interest expense on deposits was $0.6 million, or 2.33% as a percentage of weighted average deposits, for the three-month period ended June 30, 2011. The average balance of deposits was $106.7 million for the three-month period ended June 30, 2011.

Insurance income. Insurance income remained stable at $1.0 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011.

Other income. Other income remained constant at $0.4 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $0.2 million, or 3.7%, to $5.6 million for the three month period ended June 30, 2012 from $5.4 million for the same period in 2011. The increase was primarily due to increased sales compensation. Salaries and benefits expense, as a percentage of average total finance receivables, was 5.39% for the three-month period ended June 30, 2012 compared with 6.13% for the same period in 2011.

Total personnel increased to 258 at June 30, 2012 from 251 at June 30, 2011, primarily due to increased sales staffing levels, which were 106 sales account executives at June 30, 2012, compared to 97 sales account executives at June 30, 2011.

General and administrative expense. General and administrative expense increased $0.4 million, or 12.9%, to $3.5 million for the three months ended June 30, 2012 from $3.1 million for the same period in 2011. General and administrative expense as an annualized percentage of average total finance receivables was 3.34% for the three-month period ended June 30, 2012, compared to 3.58% for the three-month period ended June 30, 2011. Selected major components of general and administrative expense for the three-month period ended June 30, 2012 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax expense and $0.3 million of data processing expense. In comparison, selected major components of general and administrative expense for the three-month period ended June 30, 2011 included $0.7 million of premises and occupancy expense, $0.4 million of audit and tax expense and $0.2 million of data processing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs were $0.2 million for the three-month period ended June 30, 2012 and $0.2 million for the same period in 2011.

Provision for credit losses. The provision for credit losses increased $0.1 million, or 11.1%, to $1.0 million for the three months ended June 30, 2012 from $0.9 million for the same period in 2011. The increase in the provision for credit losses was primarily due to portfolio growth, partially offset by lower charge-offs and improved delinquencies. Net charge-offs were $1.1 million for the three-

month period ended June 30, 2012, compared to $1.6 million for the same period in 2011. Net charge-offs as a percentage of average total finance receivables decreased to 1.04% during the three-month period ended June 30, 2012, from 1.86% for the same period in 2011. The allowance for credit losses decreased to approximately $5.2 million at June 30, 2012, a decrease of $0.2 million from $5.4 million at December 31, 2011.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $1.9 million was recorded for the three-month period ended June 30, 2012, compared to an expense of $0.9 million for the same period in 2011. The change is primarily attributable to the change in pretax income recorded for the three-month period ended June 30, 2012. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.5% for the three-month period ended June 30, 2012, compared to 37.9% for the three-month period ended June 30, 2011. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.

Comparison of the Six-Month Periods Ended June 30, 2012 and June 30, 2011

Net income. Net income of $4.6 million was reported for the six-month period ended June 30, 2012, resulting in diluted EPS of $0.36, compared to net income of $2.3 million and diluted EPS of $0.18 for the six-month period ended June 30, 2011.

Return on average assets was 1.82% for the six-month period ended June 30, 2012, compared to 0.98% for the six-month period ended June 30, 2011. Return on average equity was 5.61% for the six-month period ended June 30, 2012, compared to 2.83% for the six-month period ended June 30, 2011.

Overall, our average net investment in total finance receivables for the six-month period ended June 30, 2012 increased 15.4% to $404.2 million, compared to $350.3 million for the six-month period ended June 30, 2011. This change is primarily a result of the continued seasoning and development of our sales account executives, combined with adjusting our credit underwriting guidelines in response to economic conditions.

During the six months ended June 30, 2012, we generated 11,830 new leases with a cost of $152.8 million, compared to 8,506 new leases with a cost of $100.9 million generated for the six months ended June 30, 2011. Sales staffing levels increased to 106 sales account executives at June 30, 2012 from 97 sales account executives at June 30, 2011. Approval rates also rose from 58% for the six-month period ended June 30, 2011 to 67% for the six-month period ended June 30, 2012 due to the improved credit quality of the applications received and adjustments made to credit policy in light of the continued strong performance of recent years’ lease originations.

For the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011, net interest and fee income increased $5.4 million, or 25.1%, primarily due to a 15.4% increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses remained constant at $2.1 million for the six-month period ended June 30, 2012 compared to the same period in 2011. The impact of portfolio growth was offset by lower charge-offs and improved delinquencies. Other expenses increased $1.6 million, or 8.7%, for the six-month period ended June 30, 2012, compared to the six-month period ended June 30, 2011, primarily due to increased volume, increased sales compensation expense and additional compensation related to the achievement of certain performance criteria determined annually.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2012 and June 30, 2011.

	Six Months Ended June 30,
	2012			2011
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$49,336	$14	0.06%	$41,482	$21	0.10%
Restricted interest-earning deposits with banks	23,229	1	0.01	41,104	16	0.08
Securities available for sale	2,882	41	2.85	1,658	27	3.27
Net investment in leases(3)	403,746	24,815	12.29	349,469	21,672	12.40
Loans receivable(3)	455	12	5.14	826	27	6.52

Total interest-earning assets	479,648	24,883	10.38	434,539	21,763	10.01

Non-interest-earning assets:
Cash and due from banks	1,967			2,090
Property and equipment, net	2,117			2,168
Property tax receivables	1,136			1,355
Other assets(4)	23,438			27,177

Total non-interest-earning assets	28,658			32,790

Total assets	$508,306			$467,329

Interest-bearing liabilities:
Deposits(5)	$243,065	$1,635	1.35%	99,945	$1,204	2.41%
Long-term borrowings(5)	70,018	2,287	6.53	167,998	5,151	6.13

Total interest-bearing liabilities	313,083	3,922	2.51	267,943	6,355	4.74

Non-interest-bearing liabilities:
Sales and property taxes payable	3,454			3,524
Accounts payable and accrued expenses	5,497			8,420
Net deferred income tax liability	20,934			26,208

Total non-interest-bearing liabilities	29,885			38,152

Total liabilities	342,968			306,095
Stockholders’ equity	165,338			161,234

Total liabilities and stockholders’ equity	$508,306			$467,329

Net interest income		$20,961			$15,408
Interest rate spread(6)			7.87%			5.27%
Net interest margin(7)			8.74%			7.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			153.20%			162.18%

(1)

Average balances from January 1, 2012 forward were calculated using average daily balances. Average balances before January 1, 2012 were generally calculated using beginning and ending balances for each month to approximate average daily balances. The average balance of total finance receivables for the six-month period ended June 30, 2012 was decreased by approximately $5.7 million, from $409.9 million to $404.2 million, as a result of this calculation change.

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

	Six Months Ended June 30, 2012 Compared To
	Six Months Ended June 30, 2011
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$3	$(10)	$(7)
Restricted interest-earning deposits with banks	(5)	(10)	(15)
Securities available for sale	18	(4)	14
Net investment in leases	3,338	(195)	3,143
Loans receivable	(10)	(5)	(15)
Total interest income	2,319	801	3,120

Interest expense:
Deposits	1,142	(711)	431
Long-term borrowings	(3,181)	317	(2,864)
Total interest expense	938	(3,371)	(2,433)

Net interest income	1,714	3,839	5,553

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the six-month periods ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Interest income	$24,883	$21,763
Fee income	5,889	6,058

Interest and fee income	30,772	27,821
Interest expense	3,922	6,355

Net interest and fee income	$26,850	$21,466

Average total finance receivables(1)	$404,201	$350,296

Percent of average total finance receivables:
Interest income	12.31%	12.43%
Fee income	2.91	3.46

Interest and fee income	15.22	15.89
Interest expense	1.94	3.63

Net interest and fee margin	13.28%	12.26%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $5.4 million, or 25.1%, to $26.9 million for the six months ended June 30, 2012 from $21.5 million for the six months ended June 30, 2011. The annualized net interest and fee margin increased 102 basis points to 13.28% in the six-month period ended June 30, 2012 from 12.26% for the same period in 2011.

Interest income, net of amortized initial direct costs and fees, increased $3.1 million, or 14.2%, to $24.9 million for the six-month period ended June 30, 2012 from $21.8 million for the six-month period ended June 30, 2011. The increase in interest income was principally due to a 15.4% increase in average total finance receivables, which increased $53.9 million to $404.2 million at June 30, 2012 from $350.3 million at June 30, 2011, partially offset by a decrease in average yield of 12 basis points. The increase in average total finance receivables is primarily due to the continued seasoning and development of our sales account executives, combined with adjusting our credit underwriting guidelines in response to economic conditions. The average yield on the portfolio decreased, primarily due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated decreased 24 basis points to 12.96% for the six-month period ended June 30, 2012, compared to 13.20% for the six-month period ended June 30, 2011, primarily due to a change in mix of new origination types toward larger program opportunities.

Fee income decreased $0.2 million, or 3.3%, to $5.9 million for the six-month period ended June 30, 2012 from $6.1 million for the six-month period ended June 30, 2011. Fee income included approximately $2.0 million of net residual income for the six-month period ended June 30, 2012, compared to $2.3 million for the six-month period ended June 30, 2011. Fee income also included approximately $3.5 million in late fee income for the six-month period ended June 30, 2012, which increased 6.1% from $3.3 million for the six-month period ended June 30, 2011. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, decreased 55 basis points to 2.91% for the six-month period ended June 30, 2012 from 3.46% for the same period in 2011. Late fees remained the largest component of fee income at 1.72% as a percentage of average total finance receivables for the six-month period ended June 30, 2012, compared to 1.88% for the six-month period ended June 30, 2011. As a percentage of average total finance receivables, net residual income was 0.97% for the six-month period ended June 30, 2012, compared to 1.33% for the six-month period ended June 30, 2011.

Interest expense decreased $2.5 million to $3.9 million for the six-month period ended June 30, 2012 from $6.4 million for the six-month period ended June 30, 2011. The decrease was primarily due to a shift in our funding mix toward lower cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 169 basis points to 1.94% for the six-month period ended June 30, 2012, from 3.63% for the same period in 2011.

The weighted average interest rate, excluding transaction costs, on borrowings was 5.16% for the six-month period ended June 30, 2012, compared to 5.34% for the same period in 2011, primarily due to a shift in mix to variable-rate debt, combined with lower interest rates. The average balance for our variable-rate debt was $43.2 million for the six months ended June 30, 2012, compared to $65.7 million for the six months ended June 30, 2011. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 5.11% for the six-month period ended June 30, 2012, compared to 5.29% for the same period in 2011. For the six months ended June 30, 2012, average term securitization borrowings outstanding were $26.8 million at a weighted average coupon of 5.25%, compared to $102.2 million at a weighted average coupon of 5.35% for the same period in 2011.

Our wholly-owned subsidiary, MBB, serves as our primary funding source through the issuance of FDIC-insured certificates of deposit. Interest expense on deposits was $1.6 million, or 1.35% as a percentage of weighted average deposits, for the six-month period ended June 30, 2012. The average balance of deposits was $243.1 million for the six-month period ended June 30, 2012. Interest expense on deposits was $1.2 million, or 2.41% as a percentage of weighted average deposits, for the six-month period ended June 30, 2011. The average balance of deposits was $99.9 million for the six-month period ended June 30, 2011.

Insurance income. Insurance income increased $0.1 million to $2.0 million for the six-month period ended June 30, 2012 from $1.9 million for the six-month period ended June 30, 2011, primarily due to higher billings.

Other income. Other income remained constant at $0.7 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $1.4 million, or 12.4%, to $12.7 million for the six months ended June 30, 2012 from $11.3 million for the same period in 2011. The increase was primarily due to increased sales compensation and additional compensation related to the achievement of certain performance criteria determined annually. Salaries and benefits expense, as a percentage of average total finance receivables, was 6.28% for the six-month period ended June 30, 2012 compared with 6.46% for the same period in 2011. Total personnel increased to 258 at June 30, 2012 from 251 at June 30, 2011, primarily due to increased sales staffing levels, which were 106 sales account executives at June 30, 2012, compared to 97 sales account executives at June 30, 2011.

In the first six months of 2012, we increased the number of our sales account executives by 13, from 93 sales account executives at December 31, 2011 to 106 at June 30, 2012. This action continued our plan to rebuild the sales organization to increase originations and match the level of originations to our current funding capacity.

General and administrative expense. General and administrative expense increased $0.2 million, or 3.0%, to $6.8 million for the six months ended June 30, 2012 from $6.6 million for the same period in 2011. General and administrative expense as an annualized percentage of average total finance receivables was 3.36% for the six-month period ended June 30, 2012, compared to 3.78% for the six-month period ended June 30, 2011. Selected major components of general and administrative expense for the six-month period ended June 30, 2012 included $1.4 million of premises and occupancy expense, $0.6 million of audit and tax expense and $0.6 million of data processing expense. In comparison, selected major components of general and administrative expense for the six-month period ended June 30, 2011 included $1.4 million of premises and occupancy expense, $1.0 million of audit and tax expense and $0.5 million of data processing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs increased $0.1 million, or 33.3%, to $0.4 million for the six months ended June 30, 2012 from $0.3 million for the same period in 2011. The change is primarily due to higher average commitment levels outstanding during the current period.

Provision for credit losses. The provision for credit losses remained constant at $2.1 million for the six months ended June 30, 2012 compared to the same period in 2011. The impact of portfolio growth was offset by lower charge-offs and improved delinquencies. Net charge-offs were $2.3 million for the six-month period ended June 30, 2012, compared to $3.6 million for the same period in 2011. Net charge-offs as a percentage of average total finance receivables decreased to 1.13% during the six-month period ended June 30, 2012, from 2.08% for the same period in 2011. The allowance for credit losses decreased to $5.2 million at June 30, 2012, a decrease of $0.2 million from $5.4 million at December 31, 2011.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $2.9 million was recorded for the six-month period ended June 30, 2012, compared to an expense of $1.4 million for the same period in 2011. The change is primarily attributable to the change in pretax income recorded for the six-month period ended June 30, 2012. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.6% for the six-month period ended June 30, 2012, compared to 38.0% for the six-month period ended June 30, 2011. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $55.4 million, or 14.3%, to $443.2 million at June 30, 2012 from $387.8 million at December 31, 2011. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three- and six-month periods ended June 30, 2012 and June 30, 2011, and the year ended December 31, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2012	2011	2011
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$5,256	$6,887	$5,353	$7,718	$7,718

Charge-offs	(1,495)	(2,247)	(3,142)	(4,875)	(8,624)
Recoveries	405	611	853	1,229	2,125

Net charge-offs	(1,090)	(1,636)	(2,289)	(3,646)	(6,499)

Provision for credit losses	1,031	924	2,133	2,103	4,134

Allowance for credit losses, end of period(1)	$5,197	$6,175	$5,197	$6,175	$5,353

Annualized net charge-offs to average total finance receivables (2)	1.04%	1.86%	1.13%	2.08%	1.81%

Allowance for credit losses to total finance receivables, end of period (2)	1.18%	1.74%	1.18%	1.74%	1.39%

Average total finance receivables (2)	$417,794	$351,389	$404,201	$350,296	$358,326
Total finance receivables, end of period (2)	$439,933	$354,014	$439,933	$354,014	$385,984

Delinquencies greater than 60 days past due	$1,385	$2,221	$1,385	$2,221	$1,663
Delinquencies greater than 60 days past due (3)	0.27%	0.56%	0.27%	0.56%	0.38%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	375.23%	278.03%	375.23%	278.03%	321.89%

Non-accrual leases and loans, end of period	$686	$1,197	$686	$1,197	$829
Renegotiated leases and loans, end of period	$739	$1,485	$739	$1,485	$1,052
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$10	$13	$26	$41	$85
Interest income excluded on non-accrual leases and loans(5)	$7	$18	$10	$13	$23

(1)	At June 30, 2012 and December 31, 2011, there was no allowance for credit losses allocated to loans. The allowance for credit losses allocated to loans at June 30, 2011 was $0.1 million.
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

Net charge-offs for the three months ended June 30, 2012 were $1.1 million (1.04% of average total finance receivables on an annualized basis), compared to $1.2 million (1.23% of average total finance receivables on an annualized basis) for the three months ended March 31, 2012 and $1.6 million (1.86% of average total finance receivables on an annualized basis) for the three months ended June 30, 2011. The decrease from the second quarter of 2011 was due to a lower charge-off rate as a percentage of average total finance receivables, partially offset by the growth in average total finance receivables.

Net charge-offs for the six-month period ended June 30, 2012 were $2.3 million (1.13% of average total finance receivables on an annualized basis), compared to $3.6 million (2.08% of average total finance receivables on an annualized basis) for the six-month period ended June 30, 2011. The $1.4 million decrease was primarily due to a lower charge-off rate as a percentage of average total finance receivables, partially offset by the growth in average total finance receivables.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.27% at June 30, 2012 and 0.38% at December 31, 2011, compared to 0.56% at June 30, 2011. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of June 30, 2012, approximately 67% of our leases were one dollar purchase option leases, 32% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of June 30, 2012, there were $31.3 million of residual assets retained on our Consolidated Balance Sheet, of which $25.1 million, or 80.2%, were related to copiers. As of December 31, 2011, there were $32.7 million of residual assets retained on our Consolidated Balance Sheet, of which $26.5 million, or 80.9%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of June 30, 2012 and December 31, 2011, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.8 million and $1.1 million of net residual income for the three-month periods ended June 30, 2012 and June 30, 2011, respectively. Fee income included approximately $2.0 million and $2.3 million of net residual income for the six-month periods ended June 30, 2012 and June 30, 2011, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.7 million and $1.8 million for the three-month periods ended June 30, 2012 and June 30, 2011, respectively. Renewal income net of depreciation totaled approximately $3.6 million and $3.8 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively.

For the three months ended June 30, 2012, the net loss on residual values disposed at end of term totaled $0.9 million, compared to a net loss of $0.7 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, the net loss on residual values disposed at end of term totaled $1.6 million, compared to a net loss of $1.5 million for the six months ended June 30, 2011. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the six-month periods ended June 30, 2012 and June 30, 2011, respectively.

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

On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. On June 26, 2012, the facility was amended to extend the maturity date to October 9, 2015.

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

The Company declared a dividend of $0.06 per share on April 30, 2012. The quarterly dividend was paid on May 21, 2012, to shareholders of record on the close of business on May 10, 2012, which resulted in a dividend payment of approximately $0.8 million. It represented the Company’s third quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

At June 30, 2012, we had approximately $96.5 million of available borrowing capacity in addition to available cash and cash equivalents of $49.0 million. This amount excludes additional liquidity that may be provided by the issuance of insured certificates of deposit through MBB. Our debt to equity ratio was 1.97 to 1 at June 30, 2012 and 1.77 to 1 at December 31, 2011.

Net cash used in investing activities was $44.6 million for the six-month period ended June 30, 2012, compared to net cash provided by investing activities of $8.9 million for the six-month period ended June 30, 2011. Investing activities primarily relate to lease payment activity.

Net cash provided by financing activities was $39.0 million for the six-month period ended June 30, 2012, compared to net cash used in financing activities of $5.7 million for the six-month period ended June 30, 2011. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $12.3 million for the six-month period ended June 30, 2012, compared to net cash provided by operating activities of $11.6 million for the six-month period ended June 30, 2011.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from certificates of deposit through brokers and direct deposit sources to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using certificates of deposit issued through MBB and advances under our long-term bank facilities. Total cash and cash equivalents available as of June 30, 2012 totaled $49.0 million, compared to $42.3 million at December 31, 2011.

Restricted Interest-earning Deposits with Banks. As of June 30, 2012, we also had $13.2 million of cash that was classified as restricted interest-earning deposits with banks, compared to $28.6 million at December 31, 2011. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $48.0 million at June 30, 2012 and $92.0 million at December 31, 2011. Borrowings outstanding consist of the following:

	For the Six Months Ended June 30, 2012				As of June 30, 2012
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate (3)	Outstanding	Rate (3)	Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$10,000	$—	$—	—%	$—	—%	$10,000
Term note securitizations(2)	—	40,808	26,774	5.25%	9,519	2.92%	—
Long-term loan facilities	125,000	46,893	43,244	5.11%	38,527	3.57%	86,473

	$135,000		$70,018	5.16%	$48,046	3.44%	$96,473

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at June 30, 2012, MBB had $8.0 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

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

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at June 30, 2012, MBB had $8.0 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

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

Since our founding through June 30, 2012, we have completed 10 on-balance-sheet term note securitizations, of which one remains outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned SPEs and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At June 30, 2012 and at December 31, 2011, outstanding term securitizations amounted to $9.5 million and $45.1 million, respectively.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous warehouse facilities, this long-term loan facility does not require annual refinancing. As previously disclosed, on June 26, 2012, certain provisions of the facility were amended and its maturity date was extended from October 9, 2012 to October 9, 2015. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility.

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

Some of the critical financial and credit quality covenants under our borrowing arrangements as of June 30, 2012 include:

	Actual(1)	Requirement
Tangible net worth minimum	$168.5 million	$146.0 million
Debt-to-equity ratio maximum	1.95 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0.46 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	4 to 1	1.50 to 1
Maximum portfolio delinquency ratio	0.28%	3.50%
Maximum gross charge-off ratio	1.78%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

As of June 30, 2012, the Company was in compliance with terms of the long-term loan facilities and the term note securitization agreements.

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

At June 30, 2012, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 18.49%, 18.24% and 19.05%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively. At June 30, 2012, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 32.04%, 34.77% and 35.85%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Agreement, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s equity balance at June 30, 2012 was $63.8 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. In March 2011, following the expiration of MBB’s three-year de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth. In February 2012, the Company provided MBB with an additional capital contribution of $10.0 million for growth.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to June 30, 2012

The Company declared a dividend of $0.08 per share on August 2, 2012. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.0 million, is scheduled to be paid on August 23, 2012 to shareholders of record on the close of business on August 13, 2012. It represents the Company’s fourth quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations (excluding Deposits)

In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of June 30, 2012 were as follows:

	Contractual Obligations as of June 30, 2012
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest (1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2012	$18,098	$790	$2	$829	$57	$19,776
2013	4,728	865	4	789	115	6,501
2014	25,213	625	4	141	85	26,068
2015	7	—	—	—	—	7
2016	—	—	—	—	—	—

Total	$48,046	$2,280	$10	$1,759	$257	$52,352

(1)	Interest on the variable-rate long-term loan facilities is assumed at the June 30, 2012 rate for the remaining term.

This table excludes time deposits. Deposit maturities are presented in Note 7 to the Company’s Unaudited Condensed Consolidated Financial Statements in Item 1 herein. There were no off-balance sheet arrangements requiring disclosure at June 30, 2012.

MARKET INTEREST RATE RISK AND SENSITIVITY

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest borrowings and certificates of deposit that the Company issues periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Most recently, we have also used variable-rate long-term loan facilities to finance our new lease originations. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 47.0% to 80.2% and averaged 57.4%. At June 30, 2012, $38.5 million, or 80.2%, of our borrowings were variable-rate borrowings.

The following table presents the contractually scheduled maturities and the related weighted average interest rates for debt obligations as of June 30, 2012 expected as of and for each year ended through December 31, 2015 and for periods thereafter.

	Scheduled Maturities by Calendar Year
						Total
					2016 &	Carrying
	2012	2013	2014	2015	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$4,668	$4,728	$116	$7	$—	$9,519
Average fixed rate	2.95%	3.15%	3.45%	3.33%	—	3.06%
Variable-rate debt	$13,430	$—	$25,097	$—	$—	$38,527
Average variable rate	4.25%	—	3.21%	—	—	3.57%

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

For example, the impact of each hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended June 30, 2012 generally would have been to reduce net interest and fee income by approximately $0.5 million based on our average variable-rate borrowings of approximately $49.6 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. However, at June 30, 2012, due to index floors on certain variable-rate borrowings combined with the current interest rate environment, a 100-basis point increase in the market rates to which the borrowings are indexed would have reduced net interest and fee income by approximately $0.4 million based on the increased cost of the borrowing.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on Stock Repurchases

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. During the three-month period ended June 30, 2012, the Company had no repurchases of common stock in the open market.

In addition to the repurchases described above, pursuant to the 2003 Equity Plan, participants may have shares withheld to cover income taxes. There were 244 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended June 30, 2012, at an average cost of $14.51 per share. At June 30, 2012, the Company had $5.7 million remaining in its stock repurchase plan authorized by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Marlin Business Services Corp. 2003 Equity Compensation Plan, as Amended. (3)

10.2	Marlin Business Services Corp. 2012 Employee Stock Purchase Plan. (4)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)

Previously filed with the SEC as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003 and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2012, and incorporated by reference herein.
(4)	Previously filed with the Securities and Exchange Commission as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2012, and incorporated by reference herein.

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

Date: August 3, 2012