Form 10-Q
period 2012-09-30
MARLIN BUSINESS SERVICES CORP
filed 2012-11-02
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

At October 25, 2012, 12,742,354 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2012

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
	(Dollars in thousands, except per- share data)
ASSETS
Cash and due from banks	$897	$1,035
Interest-earning deposits with banks	69,128	41,250

Total cash and cash equivalents	70,025	42,285
Restricted interest-earning deposits with banks (includes $6.3 million and $24.3 million at September 30, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities (“VIEs”))	10,747	28,637
Securities available for sale (amortized cost of $3.2 million and $1.7 million at
September 30, 2012 and December 31, 2011, respectively)	3,346	1,780
Net investment in leases and loans (includes $13.9 million and $60.0 million at September 30, 2012 and December 31, 2011, respectively, related to consolidated VIEs)	472,059	387,840
Property and equipment, net	2,062	2,052
Property tax receivables	43	265
Other assets	20,755	23,110

Total assets	$579,037	$485,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$341,993	$198,579
Long-term borrowings (includes $5.8 million and $45.1 million at September 30, 2012 and December 31, 2011, respectively, related to consolidated VIEs)	33,083	92,004
Other liabilities:
Sales and property taxes payable	4,537	2,169
Accounts payable and accrued expenses	10,764	8,791
Net deferred income tax liability	17,161	20,325

Total liabilities	407,538	321,868

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,740,504 and 12,760,266 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	127	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	87,361	85,544
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive income	66	1
Retained earnings	83,947	78,430

Total stockholders’ equity	171,499	164,101

Total liabilities and stockholders’ equity	$579,037	$485,969

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per-share data)
Interest income	$13,688	$11,073	$38,571	$32,836
Fee income	2,966	3,105	8,854	9,163

Interest and fee income	16,654	14,178	47,425	41,999
Interest expense	1,496	2,706	5,417	9,061

Net interest and fee income	15,158	11,472	42,008	32,938
Provision for credit losses	1,414	837	3,546	2,940

Net interest and fee income after provision for credit losses	13,744	10,635	38,462	29,998

Other income:
Insurance income	1,029	761	3,059	2,690
Gain (loss) on derivatives	1	(8)	(1)	(52)
Other income	452	574	1,119	1,290

Other income	1,482	1,327	4,177	3,928

Other expense:
Salaries and benefits	5,988	5,559	18,683	16,880
General and administrative	3,390	3,226	10,174	9,842
Financing related costs	250	177	637	523

Other expense	9,628	8,962	29,494	27,245

Income before income taxes	5,598	3,000	13,145	6,681
Income tax expense	2,183	1,169	5,093	2,566

Net income	$3,415	$1,831	$8,052	$4,115

Basic earnings per share	$0.27	$0.14	$0.63	$0.32
Diluted earnings per share	$0.27	$0.14	$0.63	$0.32

Cash dividends declared per share	$0.08	$—	$0.20	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$3,415	$1,831	$8,052	$4,115

Other comprehensive income:
Amortization of net deferred losses on cash flow hedge derivatives	—	34	53	138
Increase (decrease) in fair value of securities available for sale	26	41	55	57
Tax effect	(11)	(29)	(43)	(77)

Total other comprehensive income	15	46	65	118

Comprehensive income	$3,430	$1,877	$8,117	$4,233

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2010	12,864,665	$129	$86,987	$(2)	$(132)	$73,021	$160,003
Issuance of common stock	14,597	—	172	—	—	—	172
Repurchase of common stock	(544,766)	(6)	(6,443)	—	—	—	(6,449)
Exercise of stock options	169,611	2	1,232	—	—	—	1,234
Tax benefit on stock options exercised	—	—	260	—	—	—	260
Stock option compensation recognized	—	—	96	—	—	—	96
Restricted stock grant	256,159	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	3,243	—	—	—	3,243
Net change related to derivatives, net of tax	—	—	—	—	97	—	97
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	36	—	36
Net income	—	—	—	—	—	6,175	6,175
Cash dividends paid	—	—	—	—	—	(766)	(766)

Balance, December 31, 2011	12,760,266	$128	$85,544	$(2)	$1	$78,430	$164,101
Repurchase of common stock	(110,915)	(1)	(1,571)	—	—	—	(1,572)
Exercise of stock options	32,963	—	279	—	—	—	279
Tax benefit on stock options exercised	—	—	113	—	—	—	113
Stock option compensation recognized	—	—	29	—	—	—	29
Restricted stock grant	58,190	—	—	—	—	—	—
Restricted stock compensation recognized	—	—	2,967	—	—	—	2,967
Net change related to derivatives, net of tax	—	—	—	—	32	—	32
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	33	—	33
Net income	—	—	—	—	—	8,052	8,052
Cash dividends paid	—	—	—	—	—	(2,535)	(2,535)

Balance, September 30, 2012	12,740,504	$127	$87,361	$(2)	$66	$83,947	$171,499

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$8,052	$4,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,642	1,905
Stock-based compensation	2,210	2,033
Excess tax benefits from stock-based payment arrangements	(900)	(627)
Amortization of deferred net losses on cash flow hedge derivatives	53	138
Change in fair value of derivatives	1	52
Provision for credit losses	3,546	2,940
Net deferred income taxes	(3,207)	(1,100)
Amortization of deferred initial direct costs and fees	4,117	3,914
Deferred initial direct costs and fees	(5,853)	(4,004)
Loss on equipment disposed	2,420	2,154
Effect of changes in other operating items:
Other assets	2,700	3,416
Other liabilities	4,481	2,970

Net cash provided by operating activities	19,262	17,906

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(234,493)	(160,627)
Principal collections on leases and loans	142,866	138,085
Security deposits collected, net of refunds	(210)	(1,574)
Proceeds from the sale of equipment	3,388	3,681
Acquisitions of property and equipment	(808)	(706)
Change in restricted interest-earning deposits with banks	17,890	17,688
Purchases of securities available for sale	(1,511)	(176)

Net cash provided by (used in) investing activities	(72,878)	(3,629)

Cash flows from financing activities:
Increase in deposits	143,414	64,479
Term securitization repayments	(39,330)	(68,398)
Warehouse and bank facility advances	11,891	37,681
Warehouse and bank facility repayments	(31,482)	(32,844)
Issuances of common stock	—	101
Repurchases of common stock	(1,572)	(5,578)
Dividends paid	(2,535)	—
Exercise of stock options	279	988
Excess tax benefits from stock-based payment arrangements	900	627
Debt issuance costs	(209)	(14)

Net cash provided by (used in) financing activities	81,356	(2,958)

Net increase in total cash and cash equivalents	27,740	11,319
Total cash and cash equivalents, beginning of period	42,285	37,026

Total cash and cash equivalents, end of period	$70,025	$48,345

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$4,475	$7,983
Net cash paid for income taxes	$4,849	$231

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2012 and the results of operations for the three- and nine-month periods ended September 30, 2012 and 2011, and cash flows for the nine-month periods ended September 30, 2012 and 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2012. The consolidated results of operations for the three- and nine-month periods ended September 30, 2012 and 2011 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results for the respective full years or any other period.

Use of estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, the fair value of financial instruments and income taxes. Actual results could differ from those estimates.

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

Other income. Other income is recognized when earned and includes various administrative transaction fees and fees received from lease syndications.

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

As required by U.S. GAAP, the Company uses its judgment in estimating the amount of awards that are expected to be forfeited, with subsequent revisions to the assumptions if actual forfeitures differ from those estimates. The vesting of certain restricted shares may be accelerated to a minimum of three years based on achievement of various individual performance measures. Acceleration of expense for awards based on individual performance factors occurs when the achievement of the performance criteria is determined.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At September 30, 2012, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.

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

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Minimum lease payments receivable	$540,364	$437,302
Estimated residual value of equipment	30,463	32,743
Unearned lease income, net of initial direct costs and fees deferred	(90,769)	(74,199)
Security deposits	(2,905)	(3,115)
Loans, including unamortized deferred fees and costs	514	462
Allowance for credit losses	(5,608)	(5,353)

	$472,059	$387,840

At September 30, 2012, a total of $66.0 million of minimum lease payments receivable is assigned as collateral for borrowings, including the amounts related to consolidated VIEs.

Initial direct costs net of fees deferred were $8.9 million and $7.2 million as of September 30, 2012 and December 31, 2011, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At September 30, 2012 and December 31, 2011, $24.4 million and $26.5 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of September 30, 2012:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2012	$58,976	$13,539
2013	198,729	39,954
2014	138,804	22,575
2015	86,635	10,571
2016	45,086	3,653
Thereafter	12,134	477

	$540,364	$90,769

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of September 30, 2012 and December 31, 2011, the Company maintained total finance receivables which were on a non-accrual basis of $1.0 million and $0.8 million, respectively. As of September 30, 2012 and December 31, 2011, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.7 million and $1.1 million, respectively. (See Note 4 for additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The chart which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2012	2011	2011
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$5,197	$6,175	$5,353	$7,718	$7,718

Charge-offs	(1,429)	(2,029)	(4,571)	(6,904)	(8,624)
Recoveries	426	476	1,280	1,705	2,125

Net charge-offs	(1,003)	(1,553)	(3,291)	(5,199)	(6,499)

Provision for credit losses	1,414	837	3,546	2,940	4,134

Allowance for credit losses, end of period (1)	$5,608	$5,459	$5,608	$5,459	$5,353

Annualized net charge-offs to average total finance receivables (2)	0.89%	1.73%	1.05%	1.96%	1.81%
Allowance for credit losses to total finance receivables, end of period (2)	1.20%	1.49%	1.20%	1.49%	1.39%
Average total finance receivables (2)	$448,691	$359,451	$419,031	$353,348	$358,326
Total finance receivables, end of period (2)	$468,722	$365,610	$468,722	$365,610	$385,984
Delinquencies greater than 60 days past due	$2,173	$1,934	$2,173	$1,934	$1,663
Delinquencies greater than 60 days past due (3)	0.40%	0.47%	0.40%	0.47%	0.38%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	258.08%	282.26%	258.08%	282.26%	321.89%
Non-accrual leases and loans, end of period	$989	$1,151	$989	$1,151	$829
Renegotiated leases and loans, end of period	$704	$1,304	$704	$1,304	$1,052

(1)	At September 30, 2012, December 31, 2011 and September 30, 2011, there was no allowance for credit losses allocated to loans.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At September 30, 2012, September 30, 2011 and December 31, 2011, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended September 30, 2012 were $1.0 million (0.89% of average total finance receivables on an annualized basis), compared to $1.1 million (1.04% of average total finance receivables on an annualized basis) for the three-month period ended June 30, 2012. The decrease in net charge-offs during the three-month period ended September 30, 2012 compared to recent previous periods is primarily due to improving delinquency migrations, partially offset by the growth in average total finance receivables. Our key credit quality indicator is delinquency status.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Accrued fees receivable	$1,607	$1,644
Deferred transaction costs	714	1,219
Prepaid expenses	1,008	1,660
Income taxes receivable	13,547	16,131
Other	3,879	2,456

	$20,755	$23,110

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.14% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At September 30, 2012, MBB had an unfunded commitment of $1.4 million for this activity. Unless renewed prior to termination, MBB’s membership in the consortium will expire in June 2013.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured retail deposits directly from other financial institutions. As of September 30, 2012, the remaining scheduled maturities of time deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
2012	$28,652
2013	118,850
2014	86,550
2015	54,047
2016	35,209
Thereafter	18,685

$341,993

All time deposits are in denominations of $250,000 or less. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits outstanding at September 30, 2012 was 1.07%.

NOTE 8 – Long-term Borrowings

Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations and long-term loan facilities are classified as long-term borrowings.

Scheduled principal and interest payments on outstanding borrowings as of September 30, 2012 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)
Period Ending December 31,
2012	$11,419	$260
2013	3,603	543
2014	18,057	384
2015	4	—
2016	—	—

	$33,083	$1,187

(1)	Interest on variable-rate long-term loan facilities is assumed at the September 30, 2012 rate for the remaining term.

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

All of the Company’s derivative financial instruments are measured at fair value on a recurring basis, computed using fair value measurements classified as Level 2. The fair value of securities available for sale is computed using fair value measurements classified as Level 1, since prices are obtained from quoted prices in an active market. The Company’s balances measured at fair value on a recurring basis include the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012 Fair Value Measurements Using		December 31, 2011 Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)
Assets
Securities available for sale	$3,346	$—	$1,780	$—
Interest-rate caps purchased	—	—	—	6

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$70,025	$70,025	$42,285	$42,285
Restricted interest-earning deposits with banks	10,747	10,747	28,637	28,637
Securities available for sale	3,346	3,346	1,780	1,780
Loans	514	514	462	462
Interest-rate caps purchased	—	—	6	6

Liabilities
Deposits	341,993	343,164	198,579	199,760
Long-term borrowings	33,083	33,220	92,004	93,485
Sales and property taxes payable	4,537	4,537	2,169	2,169
Accounts payable and accrued expenses	10,764	10,764	8,791	8,791

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a) Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of September 30, 2012 and December 31, 2011, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

(b) Restricted Interest-Earning Deposits with Banks

The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at September 30, 2012 and December 31, 2011. This fair value measurement is classified as Level 1.

(c) Securities Available for Sale

The fair value of securities available for sale is recorded using prices obtained from quoted prices in an active market. This fair value measurement is classified as Level 1.

(d) Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of the Company’s loans approximates the carrying amount at September 30, 2012 and December 31, 2011. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2.

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

(h) Sales and Property Taxes Payable

The carrying amount of the Company’s sales and property taxes payable approximates fair value as of September 30, 2012 and December 31, 2011, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

(i) Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable and accrued expenses approximates fair value as of September 30, 2012 and December 31, 2011, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$3,415	$1,831	$8,052	$4,115
Less: net income allocated to participating securities	145	132	350	311

Net income allocated to common stock	$3,270	$1,699	$7,702	$3,804

Weighted average common shares outstanding	12,737,833	12,803,343	12,731,329	12,905,582
Less: Unvested restricted stock awards considered participating securities	(551,001)	(922,509)	(575,773)	(974,063)

Adjusted weighted average common shares used in computing basic EPS	12,186,832	11,880,834	12,155,556	11,931,519

Basic EPS	$0.27	$0.14	$0.63	$0.32

Diluted EPS
Net income allocated to common stock	$3,270	$1,699	$7,702	$3,804

Adjusted weighted average common shares used in computing basic EPS	12,186,832	11,880,834	12,155,556	11,931,519
Add: Effect of dilutive stock options	93,291	65,397	76,960	72,442

Adjusted weighted average common shares used in computing diluted EPS	12,280,123	11,946,231	12,232,516	12,003,961

Diluted EPS	$0.27	$0.14	$0.63	$0.32

For the three-month periods ended September 30, 2012 and September 30, 2011, options to purchase 43,058 and 322,817 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

For the nine-month periods ended September 30, 2012 and September 30, 2011, options to purchase 51,533 and 343,490 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

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

During the three-month and nine-month periods ended September 30, 2012, the Company had no repurchases of common stock in the open market. The Company purchased 207,470 shares of its common stock at an average cost of $11.49 per share during the three-month period ended September 30, 2011. The Company purchased 378,668 shares of its common stock at an average cost of $11.71 per share during the nine-month period ended September 30, 2011. At September 30, 2012, the Company had $5.7 million remaining in its stock repurchase plan authorized by the Board of Directors.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan, as Amended (the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 5,708 and 110,915 shares repurchased to cover income tax withholding during the three- and nine-month periods ended September 30, 2012, at average per-share costs of $16.89 and $14.17, respectively. There were 10,683 and 97,608 shares repurchased to cover income tax withholding during the three- and nine-month periods ended September 30, 2011, at average per-share costs of $12.58 and $11.73, respectively.

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

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s Tier 1 Capital balance at September 30, 2012 was $66.2 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At September 30, 2012, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at September 30, 2012.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	31.22%	$171,433	4%	$21,962	5%		$27,453
Marlin Business Bank	16.85%	$66,212	5%	$19,651	5%		$19,651
Tier 1 Risk-based Capital
Marlin Business Services Corp.	33.30%	$171,433	4%	$20,593	6%		$30,889
Marlin Business Bank	16.55%	$66,212	6%	$23,998	6%		$23,998
Total Risk-based Capital
Marlin Business Services Corp.	34.40%	$177,089	8%	$41,186	10%		$51,482

Marlin Business Bank	17.56%	$70,232	15%	$59,996	10	%(1)	$39,997

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

Pursuant to the FDIC Agreement, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 17.56% at September 30, 2012 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

Dividends. The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings.

NOTE 12 – Stock-Based Compensation

Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. In May 2012, the Company’s shareholders approved an increase of 850,000 shares authorized under the Company’s 2003 Plan. As a result, the aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 4,150,000. Not more than 2,500,000 of such shares shall be available for issuance as restricted stock grants. There were 1,034,929 shares available for future grants under the 2003 Plan as of September 30, 2012, of which 872,802 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $0.3 million for the three-month period ended September 30, 2012 and $0.4 million for the three-month period ended September 30, 2011. Total stock-based compensation expense was $2.2 million and $2.0 million for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.9 million and $0.6 million for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively.

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

There were no stock options granted during the three-month and nine-month periods ended September 30, 2012. There were no stock options granted during the three-month and nine-month periods ended September 30, 2011.

A summary of option activity for the nine month period ended September 30, 2012 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2011	475,217	$10.93
Granted	—	—
Exercised	(32,963)	8.48
Forfeited	(17,154)	10.33
Expired	(4,644)	19.78

Outstanding, September 30, 2012	420,456	11.05

During each of the three-month periods ended September 30, 2012 and September 30, 2011, the Company recognized total compensation expense related to options of less than $0.1 million. During each of the nine-month periods ended September 30, 2012 and September 30, 2011, the Company recognized total compensation expense related to options of less than $0.1 million.

There were 29,219 stock options exercised during the three-month period ended September 30, 2012. There were 93,940 stock options exercised for the three-month period ended September 30, 2011. The total pretax intrinsic value of stock options exercised was $0.3 million for the three-month period ended September 30, 2012. The total pretax intrinsic value of stock options exercised was $0.1 million for the three-month period ended September 30, 2011. The related tax benefit realized from the exercise of stock options for the three-month period ended September 30, 2012 was $0.1 million. The related tax benefits realized from the exercise of stock options for the three-month period ended September 30, 2011 were $0.1 million.

The total pretax intrinsic values of stock options exercised were $0.3 million and $0.1 million for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively. The related tax benefits realized from the exercise of stock options for the nine-month periods ended September 30, 2012 and September 30, 2011 were $0.1 million and $0.1 million, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2012:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$ 3.39	5,600	0.3	$3.39	$100	5,600	0.3	$3.39	$100
$ 7.17 - 10.18	224,952	2.5	9.10	2,724	120,608	2.6	8.74	1,504
$ 12.08 - 12.41	134,772	4.6	12.40	1,187	54,170	4.6	12.39	478
$ 14.00 - 16.01	37,672	1.2	14.33	259	37,672	1.2	14.33	259
$ 20.35 - 21.50	17,460	1.0	21.08	6	17,460	1.0	21.08	6

	420,456	3.0	11.05	$4,276	235,510	2.7	11.26	$2,347

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $21.21 as of September 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2012, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 1.3 years. As of September 30, 2012, $0.7 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 3.4 years.

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

The vesting of certain restricted shares may be accelerated to a minimum of three years based on achievement of various individual performance measures. Acceleration of expense for awards based on individual performance factors occurs when the achievement of the performance criteria is determined.

In addition, the Company has issued certain shares under a Management Stock Ownership Program. Under this program, restrictions on the shares lapse at the end of 10 years but may lapse (vest) in a minimum of three years if the employee continues in service at the Company and owns a matching number of other common shares in addition to the restricted shares.

Of the total restricted stock awards granted during the nine-month period ended September 30, 2012, 29,405 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2012 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the nine months ended September 30, 2012:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2011	790,484	$9.96
Granted	87,589	14.37
Vested	(325,268)	8.09
Forfeited	(29,399)	10.31

Outstanding at September 30, 2012	523,406	11.84

During the three-month periods ended September 30, 2012 and September 30, 2011, the Company granted restricted stock awards with grant date fair values totaling $0.1 million and $0.2 million, respectively. During the nine-month periods ended September 30, 2012 and September 30, 2011, the Company granted restricted stock awards with grant date fair values totaling $1.3 million and $3.2 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.3 million and $0.4 million of compensation expense related to restricted stock for the three-month periods ended September 30, 2012 and September 30, 2011, respectively. The Company recognized $2.2 million and $2.0 million of compensation expense related to restricted stock for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively.

Of the $2.2 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2012, approximately $1.0 million related to accelerated vesting during the first quarter of 2012, based on the achievement of certain performance criteria determined annually. Of the $2.0 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2011, approximately $0.6 million related to accelerated vesting during the first quarter of 2011, also based on the achievement of certain performance criteria determined annually.

As of September 30, 2012, there was $3.6 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.8 years. In the event individual performance targets are achieved, $1.0 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 0.9 years. In addition, certain of the awards granted may result in the issuance of 58,336 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair values of shares that vested during the three-month periods ended September 30, 2012 and September 30, 2011 were $0.3 million and $0.4 million, respectively. The fair values of shares that vested during the nine-month periods ended September 30, 2012 and September 30, 2011 were $4.6 million and $3.6 million, respectively.

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

NOTE 13 – Subsequent Events

The Company declared a dividend of $0.08 per share on October 29, 2012. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.0 million, is scheduled to be paid on November 26, 2012 to shareholders of record on the close of business on November 12, 2012. It represents the Company’s fifth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2012, our lease portfolio consisted of approximately 67,970 accounts with an average original term of 48 months and average original transaction size of approximately $12,000.

We were founded in 1997. At September 30, 2012, we had $579.0 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $472.1 million at September 30, 2012.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	Nine Months Ended September 30,
		As of or For the Year Ended December 31,
	2012	2011	2010	2009	2008	2007
Number of sales account executives	112	93	87	38	86	118
Number of originating sources(1)	1,087	827	604	465	1,014	1,246

(1)	Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended September 30, 2012, our annualized net credit losses were 0.89% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 67% of our lease portfolio at September 30, 2012 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business through the issuance of fixed-rate FDIC-insured certificates of deposit, raised nationally by MBB and through a combination of variable-rate borrowings and fixed-rate asset securitization transactions, as well as through the issuance from time to time of subordinated debt and equity securities. Our variable-rate borrowing currently consists of long-term loan facilities.

Historically, leases were funded through variable-rate warehouse facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations through the issuance of FDIC-insured certificates of deposit. We anticipate that FDIC-insured certificates of deposit issued by MBB will represent our primary source of funds for the foreseeable future. As of September 30, 2012, total MBB deposits were $342.0 million. As of September 30, 2012, $5.8 million, or 17.5%, of our total long-term borrowings of $33.1 million were fixed-rate term note securitizations.

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

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active interest-rate swap agreements at September 30, 2012.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and affect related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including credit losses, residuals, initial direct costs and fees, other fees, the fair value of financial instruments and the realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Our consolidated financial statements are based on the selection and application of critical accounting policies, the most significant of which are described below.

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

We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross-section of variables including industry, geography, equipment type, obligor and vendor. We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis stratified by industry classification, historic delinquencies and charge-offs, and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and emerging trends, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis. Adjustments due to such qualitative factors increased the allowance for credit losses by approximately $0.2 million and $0.1 million at September 30, 2012 and December 31, 2011, respectively.

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

As required by U.S. GAAP, the Company uses its judgment in estimating the amount of awards that are expected to be forfeited, with subsequent revisions to the assumptions if actual forfeitures differ from those estimates. The vesting of certain restricted shares may be accelerated to a minimum of three years based on achievement of various individual performance measures. Acceleration of expense for awards based on individual performance factors occurs when the achievement of the performance criteria is determined.

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

At September 30, 2012, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2005 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009, resulting in the recognition of a net tax receivable of approximately $15.4 million as originally discussed in Note 13 to the Company’s Form 10-K for December 31, 2010. These amendments are subject to review by the various jurisdictions.

The Company records penalties and accrued interest related to taxes, including penalties and interest related to uncertain tax positions, in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2012 and September 30, 2011

Net income. Net income of $3.4 million was reported for the three-month period ended September 30, 2012, resulting in diluted EPS of $0.27, compared to net income of $1.8 million and diluted EPS of $0.14 for the three-month period ended September 30, 2011.

Return on average assets was 2.50% for the three-month period ended September 30, 2012, compared to 1.56% for the three-month period ended September 30, 2011. Return on average equity was 8.08% for the three-month period ended September 30, 2012, compared to 4.53% for the three-month period ended September 30, 2011.

Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2012 increased 24.8% to $448.7 million, compared to $359.5 million for the three-month period ended September 30, 2011. This change was primarily a result of an increase in the number of sales account executives and higher application approval rates, combined with the continued seasoning and development of our sales account executives.

During the three months ended September 30, 2012, we generated 6,227 new leases with a cost of $81.6 million, compared to 4,580 new leases with a cost of $59.7 million generated for the three months ended September 30, 2011. Sales staffing levels increased from 95 sales account executives at September 30, 2011 to 112 sales account executives at September 30, 2012. Approval rates also rose from 60% for the quarter ended September 30, 2011 to 67% for the quarter ended September 30, 2012 due to the improved credit quality of the applications received and adjustments made to credit policy in light of the improved performance of recent years’ lease originations.

For the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011, net interest and fee income increased $3.7 million, or 32.2%, primarily due to the impact of the 24.8% million increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses increased $0.6 million, or 75.0%, to $1.4 million for the three-month period ended September 30, 2012 from $0.8 million for the same period in 2011, primarily due to portfolio growth, partially offset by lower charge-offs and improved delinquencies. Other expenses increased $0.6 million, or 6.7%, for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011, primarily due to increased lease origination volume and increased sales compensation expense.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2012 and September 30, 2011.

	Three Months Ended September 30,
	2012			2011
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$55,271	$17	0.12%	$47,173	$7	0.06%
Restricted interest-earning deposits with banks	12,071	—	0.01	29,533	1	0.02
Securities available for sale	3,337	24	2.83	1,744	14	3.11
Net investment in leases(3)	448,211	13,641	12.17	358,753	11,041	12.31
Loans receivable(3)	480	6	4.84	699	10	5.47

Total interest-earning assets	519,370	13,688	10.54	437,902	11,073	10.11

Non-interest-earning assets:
Cash and due from banks	2,530			1,291
Property and equipment, net	2,160			2,128
Property tax receivables	136			196
Other assets(4)	21,130			26,670

Total non-interest-earning assets	25,956			30,285

Total assets	$545,326			$468,187

Interest-bearing liabilities:
Deposits(5)	$304,993	$899	1.18%	139,331	$678	1.95%
Long-term borrowings(5)	40,565	597	5.88	128,860	2,028	6.29

Total interest-bearing liabilities	345,558	1,496	1.73	268,191	2,706	4.04

Non-interest-bearing liabilities:
Sales and property taxes payable	4,910			4,529
Accounts payable and accrued expenses	6,912			8,180
Net deferred income tax liability	18,961			25,642

Total non-interest-bearing liabilities	30,783			38,351

Total liabilities	376,341			306,542
Stockholders’ equity	168,985			161,645

Total liabilities and stockholders’ equity	$545,326			$468,187

Net interest income		$12,192			$8,367
Interest rate spread(6)			8.81%			6.07%
Net interest margin(7)			9.39%			7.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			150.30%			163.28%

(1)

Average balances from January 1, 2012 forward were calculated using average daily balances. Average balances before January 1, 2012 were generally calculated using beginning and ending balances for each month to approximate average daily balances. The average balance of total finance receivables for the three-month period ended September 30, 2012 was decreased by approximately $6.0 million, from $454.7 million to $448.7 million, as a result of this calculation change.

(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended September 30, 2012 Compared To Three Months Ended September 30, 2011
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$1	$9	$10
Restricted interest-earning deposits with banks	—	(1)	(1)
Securities available for sale	11	(1)	10
Net investment in leases	2,724	(124)	2,600
Loans receivable	(3)	(1)	(4)
Total interest income	2,131	484	2,615

Interest expense:
Deposits	567	(346)	221
Long-term borrowings	(1,306)	(125)	(1,431)
Total interest expense	631	(1,841)	(1,210)
Net interest income	1,716	2,109	3,825

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended September 30, 2012 and September 30, 2011.

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Interest income	$13,688	$11,073
Fee income	2,966	3,105

Interest and fee income	16,654	14,178
Interest expense	1,496	2,706

Net interest and fee income	$15,158	$11,472

Average total finance receivables(1)	$448,691	$359,451

Percent of average total finance receivables:
Interest income	12.20%	12.32%
Fee income	2.64	3.46

Interest and fee income	14.84	15.78
Interest expense	1.33	3.01

Net interest and fee margin	13.51%	12.77%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $3.7 million, or 32.2%, to $15.2 million for the three months ended September 30, 2012 from $11.5 million for the three months ended September 30, 2011. The annualized net interest and fee margin increased 74 basis points to 13.51% in the three-month period ended September 30, 2012 from 12.77% for the same period in 2011.

Interest income, net of amortized initial direct costs and fees, increased $2.6 million, or 23.4%, to $13.7 million for the three-month period ended September 30, 2012 from $11.1 million for the three-month period ended September 30, 2011. The increase in interest income was principally due to the 24.8% increase in average total finance receivables, which increased $89.2 million to $448.7 million at September 30, 2012 from $359.5 million at September 30, 2011, partially offset by a decrease in average yield of 12 basis points. The increase in average total finance receivables was primarily due to an increase in the number of sales account executives and higher application approval rates, combined with the continued seasoning and development of our sales account executives. The average yield on the portfolio decreased, primarily due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated increased 42 basis points to 12.97% for the three-month period ended September 30, 2012, compared to 12.55% for the three-month period ended September 30, 2011.

Fee income decreased $0.1 million to $3.0 million for the three-month period ended September 30, 2012 compared to $3.1 million for the three-month period ended September 30, 2011. Fee income included approximately $0.8 million of net residual income for the three-month period ended September 30, 2012 and $1.2 million for the three-month period ended September 30, 2011. The decrease in net residual income was primarily due to lower renewal income since fewer leases reached the end of their original contractual terms during 2012, as a result of the lower originations during the 2008 to 2010 timeframe.

Fee income also included approximately $1.9 million in late fee income for the three-month period ended September 30, 2012, which increased 11.8% from $1.7 million for the three-month period ended September 30, 2011. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, decreased 82 basis points to 2.64% for the three-month period ended September 30, 2012 from 3.46% for the same period in 2011. Late fees remained the largest component of fee income at 1.70% as a percentage of average total finance receivables for the three-month period ended September 30, 2012, compared to 1.88% for the three-month period ended September 30, 2011. As a percentage of average total finance receivables, net residual income was 0.71% for the three-month period ended September 30, 2012, compared to 1.32% for the three-month period ended September 30, 2011.

Interest expense decreased $1.2 million to $1.5 million for the three-month period ended September 30, 2012 from $2.7 million for the three-month period ended September 30, 2011. The decrease was primarily due to a shift in our funding mix toward lower-cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 168 basis points to 1.33% for the three-month period ended September 30, 2012, from 3.01% for the same period in 2011.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. Fixed-rate FDIC-insured deposits are being raised via the brokered certificates of deposit market and from other financial institutions on a direct basis. Interest expense on deposits was $0.9 million, or 1.18% as an annualized percentage of average deposits, for the three-month period ended September 30, 2012. The average balance of deposits was $305.0 million for the three-month period ended September 30, 2012. Interest expense on deposits was $0.7 million, or 1.95% as an annualized percentage of average deposits, for the three-month period ended September 30, 2011. The average balance of deposits was $139.3 million for the three-month period ended September 30, 2011.

The weighted average interest rate, excluding transaction costs, on borrowings was 3.57% for the quarter ended September 30, 2012, compared to 5.38% for the same period in 2011, primarily due to a shift in mix to variable-rate debt as the term securitization borrowings are repaid, combined with lower interest rates. The average balance for our variable-rate debt was $32.9 million for the three months ended September 30, 2012, compared to $60.9 million for the three months ended September 30, 2011. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 3.66% for the quarter ended September 30, 2012, compared to 5.31% for the same period in 2011. For the three months ended September 30, 2012, average term securitization borrowings outstanding were $7.6 million at a weighted average coupon of 3.03%, compared to $68.0 million at a weighted average coupon of 5.44% for the same period in 2011.

Insurance income. Insurance income increased $0.2 million to $1.0 million for the three-month period ended September 30, 2012 from $0.8 million for the three-month period ended September 30, 2011, primarily due to a combination of higher billings from higher total finance receivables and lower claims.

Other income. Other income decreased $0.1 million to $0.5 million for the three-month period ended September 30, 2012 from $0.6 million for the three-month period ended September 30, 2011. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $0.4 million, or 7.1%, to $6.0 million for the three month period ended September 30, 2012 from $5.6 million for the same period in 2011. The increase was primarily due to increased sales compensation. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 5.34% for the three-month period ended September 30, 2012 compared with 6.19% for the same period in 2011.

Total personnel increased to 258 at September 30, 2012 from 247 at September 30, 2011, primarily due to increased sales staffing levels, which were 112 sales account executives at September 30, 2012, compared to 95 sales account executives at September 30, 2011.

General and administrative expense. General and administrative expense increased $0.2 million, or 6.3%, to $3.4 million for the three months ended September 30, 2012 from $3.2 million for the same period in 2011. General and administrative expense as an annualized percentage of average total finance receivables was 3.02% for the three-month period ended September 30, 2012, compared to 3.59% for the three-month period ended September 30, 2011. Selected major components of general and administrative expense for the three-month period ended September 30, 2012 included $0.7 million of premises and occupancy expense, $0.4 million of audit and tax expense and $0.3 million of data processing expense. In comparison, selected major components of general and administrative expense for the three-month period ended September 30, 2011 included $0.7 million of premises and occupancy expense, $0.4 million of audit and tax expense and $0.3 million of data processing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs were $0.3 million for the three-month period ended September 30, 2012 and $0.2 million for the same period in 2011.

Provision for credit losses. The provision for credit losses increased $0.6 million, or 75.0%, to $1.4 million for the three months ended September 30, 2012 from $0.8 million for the same period in 2011. The increase in the provision for credit losses was primarily due to portfolio growth, partially offset by lower charge-offs and improved delinquencies. Net charge-offs were $1.0 million for the three-month period ended September 30, 2012, compared to $1.6 million for the same period in 2011. Net charge-offs as an annualized percentage of average total finance receivables decreased to 0.89% during the three-month period ended September 30, 2012, from 1.73% for the same period in 2011. The allowance for credit losses increased to approximately $5.6 million at September 30, 2012, an increase of $0.2 million from $5.4 million at December 31, 2011.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $2.2 million was recorded for the three-month period ended September 30, 2012, compared to an expense of $1.2 million for the same period in 2011. The change is primarily attributable to the change in pretax income recorded for the three-month period ended September 30, 2012. Our effective tax rate, which is a combination of federal and state income tax rates, was stable at approximately 39.0% for each of the three-month periods ended September 30, 2012 and September 30, 2011.

Comparison of the Nine-Month Periods Ended September 30, 2012 and September 30, 2011

Net income. Net income of $8.1 million was reported for the nine-month period ended September 30, 2012, resulting in diluted EPS of $0.63, compared to net income of $4.1 million and diluted EPS of $0.32 for the nine-month period ended September 30, 2011.

Return on average assets was 2.05% for the nine-month period ended September 30, 2012, compared to 1.17% for the nine-month period ended September 30, 2011. Return on average equity was 6.45% for the nine-month period ended September 30, 2012, compared to 3.40% for the nine-month period ended September 30, 2011.

Overall, our average net investment in total finance receivables for the nine-month period ended September 30, 2012 increased 18.6% to $419.0 million, compared to $353.3 million for the nine-month period ended September 30, 2011. This change was primarily a result of an increase in the number of sales account executives and higher application approval rates, combined with the continued seasoning and development of our sales account executives.

During the nine months ended September 30, 2012, we generated 18,057 new leases with a cost of $234.4 million, compared to 13,086 new leases with a cost of $160.6 million generated for the nine months ended September 30, 2011. Sales staffing levels increased to 112 sales account executives at September 30, 2012 from 95 sales account executives at September 30, 2011. Approval rates also rose from 59% for the nine-month period ended September 30, 2011 to 67% for the nine-month period ended September 30, 2012 due to the improved credit quality of the applications received and adjustments made to credit policy in light of the improved performance of recent years’ lease originations.

For the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011, net interest and fee income increased $9.1 million, or 27.7%, primarily due to a 18.6% increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses increased $0.6 million, or 20.7%, to $3.5 million for the nine-month period ended September 30, 2012 from $2.9 million for the same period in 2011. The impact of portfolio growth was partially offset by lower charge-offs and improved delinquencies. Other expenses increased $2.3 million, or 8.5%, for the nine-month period ended September 30, 2012, compared to the nine-month period ended September 30, 2011, primarily due to increased lease origination volume, increased sales compensation expense and additional compensation related to the achievement of certain performance criteria determined annually.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2012 and September 30, 2011.

	Nine Months Ended September 30,
	2012			2011
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$55,478	$32	0.08%	$43,460	$27	0.09%
Restricted interest-earning deposits with banks	19,510	1	0.01	37,247	18	0.06
Securities available for sale	3,033	65	2.85	1,687	41	3.21
Net investment in leases (3)	418,568	38,455	12.25	352,564	32,713	12.37
Loans receivable (3)	463	18	5.04	784	37	6.21

Total interest-earning assets	497,052	38,571	10.35	435,742	32,836	10.05

Non-interest-earning assets:
Cash and due from banks	2,155			1,824
Property and equipment, net	2,131			2,155
Property tax receivables	803			969
Other assets (4)	22,652			27,006

Total non-interest-earning assets	27,741			31,954

Total assets	$524,793			$467,696

Interest-bearing liabilities:
Deposits (5)	$267,932	$2,534	1.26%	113,155	$1,883	2.22%
Long-term borrowings (5)	60,139	2,883	6.39	154,952	7,178	6.18

Total interest-bearing liabilities	328,071	5,417	2.20	268,107	9,061	4.51

Non-interest-bearing liabilities:
Sales and property taxes payable	3,939			3,859
Accounts payable and accrued expenses	5,970			8,340
Net deferred income tax liability	20,259			26,019

Total non-interest-bearing liabilities	30,168			38,218

Total liabilities	358,239			306,325
Stockholders’ equity	166,554			161,371

Total liabilities and stockholders’ equity	$524,793			$467,696

Net interest income		$33,154			$23,775
Interest rate spread (6)			8.15%			5.54%
Net interest margin (7)			8.89%			7.27%
Ratio of average interest-earning assets to average interest-bearing liabilities			151.51%			162.53%

(1)

Average balances from January 1, 2012 forward were calculated using average daily balances. Average balances before January 1, 2012 were generally calculated using beginning and ending balances for each month to approximate average daily balances. The average balance of total finance receivables for the nine-month period ended September 30, 2012 was decreased by approximately $5.8 million, from $424.8 million to $419.0 million, as a result of this calculation change.

(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Nine Months Ended September 30, 2012 Compared To Nine Months Ended September 30, 2011
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$7	$(2)	$5
Restricted interest-earning deposits with banks	(6)	(11)	(17)
Securities available for sale	29	(5)	24
Net investment in leases	6,067	(325)	5,742
Loans receivable	(13)	(6)	(19)
Total interest income	4,734	1,001	5,735

Interest expense:
Deposits	1,730	(1,079)	651
Long-term borrowings	(4,538)	243	(4,295)
Total interest expense	1,711	(5,355)	(3,644)

Net interest income	3,634	5,745	9,379

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the nine-month periods ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Interest income	$38,571	$32,836
Fee income	8,854	9,163

Interest and fee income	47,425	41,999
Interest expense	5,417	9,061

Net interest and fee income	$42,008	$32,938

Average total finance receivables (1)	$419,031	$353,348

Percent of average total finance receivables:
Interest income	12.27%	12.39%
Fee income	2.82	3.46

Interest and fee income	15.09	15.85
Interest expense	1.72	3.42

Net interest and fee margin	13.37%	12.43%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $9.1 million, or 27.7%, to $42.0 million for the nine months ended September 30, 2012 from $32.9 million for the nine months ended September 30, 2011. The annualized net interest and fee margin increased 94 basis points to 13.37% in the nine-month period ended September 30, 2012 from 12.43% for the same period in 2011.

Interest income, net of amortized initial direct costs and fees, increased $5.8 million, or 17.7%, to $38.6 million for the nine-month period ended September 30, 2012 from $32.8 million for the nine-month period ended September 30, 2011. The increase in interest income was principally due to a 18.6% increase in average total finance receivables, which increased $65.7 million to $419.0 million at September 30, 2012 from $353.3 million at September 30, 2011, partially offset by a decrease in average yield of 12 basis points. The increase in average total finance receivables was primarily due to an increase in the number of sales account executives and higher application approval rates, combined with the continued seasoning and development of our sales account executives. The average yield on the portfolio decreased, primarily due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated increased 1 basis point to 12.97% for the nine-month period ended September 30, 2012, compared to 12.96% for the nine-month period ended September 30, 2011.

Fee income decreased $0.3 million, or 3.3%, to $8.9 million for the nine-month period ended September 30, 2012 from $9.2 million for the nine-month period ended September 30, 2011. Fee income included approximately $2.7 million of net residual income for the nine-month period ended September 30, 2012, compared to $3.5 million for the nine-month period ended September 30, 2011. The decrease in net residual income was primarily due to lower renewal income since fewer leases reached the end of their original contractual terms during 2012, as a result of the lower originations during the 2008 to 2010 timeframe.

Fee income also included approximately $5.4 million in late fee income for the nine-month period ended September 30, 2012, which increased 8.0% from $5.0 million for the nine-month period ended September 30, 2011. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, decreased 64 basis points to 2.82% for the nine-month period ended September 30, 2012 from 3.46% for the same period in 2011. Late fees remained the largest component of fee income at 1.71% as a percentage of average total finance receivables for the nine-month period ended September 30, 2012, compared to 1.88% for the nine-month period ended September 30, 2011. As a percentage of average total finance receivables, net residual income was 0.87% for the nine-month period ended September 30, 2012, compared to 1.32% for the nine-month period ended September 30, 2011.

Interest expense decreased $3.7 million to $5.4 million for the nine-month period ended September 30, 2012 from $9.1 million for the nine-month period ended September 30, 2011. The decrease was primarily due to a shift in our funding mix toward lower cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 170 basis points to 1.72% for the nine-month period ended September 30, 2012, from 3.42% for the same period in 2011.

Our wholly-owned subsidiary, MBB, serves as our primary funding source through the issuance of fixed-rate FDIC-insured certificates of deposit. Interest expense on deposits was $2.5 million, or 1.26% as an annualized percentage of average deposits, for the nine-month period ended September 30, 2012. The average balance of deposits was $267.9 million for the nine-month period ended September 30, 2012. Interest expense on deposits was $1.9 million, or 2.22% as an annualized percentage of average deposits, for the nine-month period ended September 30, 2011. The average balance of deposits was $113.2 million for the nine-month period ended September 30, 2011.

The weighted average interest rate, excluding transaction costs, on borrowings was 4.81% for the nine-month period ended September 30, 2012, compared to 5.35% for the same period in 2011, primarily due to a shift in mix to variable-rate debt as the term securitization borrowings are repaid, combined with lower interest rates. The average balance for our variable-rate debt was $39.7 million for the nine months ended September 30, 2012, compared to $64.1 million for the nine months ended September 30, 2011. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 4.73% for the nine-month period ended September 30, 2012, compared to 5.32% for the same period in 2011. For the nine months ended September 30, 2012, average term securitization borrowings outstanding were $20.4 million at a weighted average coupon of 4.97%, compared to $90.8 million at a weighted average coupon of 5.37% for the same period in 2011.

Insurance income. Insurance income increased $0.4 million to $3.1 million for the nine-month period ended September 30, 2012 from $2.7 million for the nine-month period ended September 30, 2011, primarily due to higher billings and lower claims.

Other income. Other income decreased to $1.1 million for the nine-month period ended September 30, 2012 from $1.3 million for the nine-month period ended September 30, 2011. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $1.8 million, or 10.7%, to $18.7 million for the nine months ended September 30, 2012 from $16.9 million for the same period in 2011. The increase was primarily due to increased sales compensation and additional compensation related to the achievement of certain performance criteria determined annually. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 5.94% for the nine-month period ended September 30, 2012 compared with 6.37% for the same period in 2011. Total personnel increased to 258 at September 30, 2012 from 247 at September 30, 2011, primarily due to increased sales staffing levels, which were 112 sales account executives at September 30, 2012, compared to 95 sales account executives at September 30, 2011.

In the first nine months of 2012, we increased the number of our sales account executives by 19, from 93 sales account executives at December 31, 2011 to 112 at September 30, 2012. This action continued our plan to rebuild the sales organization to increase originations and match the level of originations to our current funding capacity.

General and administrative expense. General and administrative expense increased $0.4 million, or 4.1%, to $10.2 million for the nine months ended September 30, 2012 from $9.8 million for the same period in 2011. General and administrative expense as an annualized percentage of average total finance receivables was 3.24% for the nine-month period ended September 30, 2012, compared to 3.71% for the nine-month period ended September 30, 2011. Selected major components of general and administrative expense for the nine-month period ended September 30, 2012 included $2.0 million of premises and occupancy expense, $1.0 million of audit and tax expense and $0.9 million of data processing expense. In comparison, selected major components of general and administrative expense for the nine-month period ended September 30, 2011 included $2.1 million of premises and occupancy expense, $1.3 million of audit and tax expense and $0.7 million of data processing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources. Financing related costs increased $0.1 million, or 20.0%, to $0.6 million for the nine months ended September 30, 2012 from $0.5 million for the same period in 2011. The change is primarily due to higher average commitment levels outstanding during the current period.

Provision for credit losses. The provision for credit losses increased $0.6 million, or 20.7%, to $3.5 million for the nine-month period ended September 30, 2012 from $2.9 million for the same period in 2011. The impact of portfolio growth was partially offset by lower charge-offs and improved delinquencies. Net charge-offs were $3.3 million for the nine-month period ended September 30, 2012, compared to $5.2 million for the same period in 2011. Net charge-offs as an annualized percentage of average total finance receivables decreased to 1.05% during the nine-month period ended September 30, 2012, from 1.96% for the same period in 2011. The allowance for credit losses increased to $5.6 million at September 30, 2012, an increase of $0.2 million from $5.4 million at December 31, 2011.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $5.1 million was recorded for the nine-month period ended September 30, 2012, compared to an expense of $2.6 million for the same period in 2011. The change is primarily attributable to the change in pretax income recorded for the nine-month period ended September 30, 2012. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.7% for the nine-month period ended September 30, 2012, compared to 38.4% for the nine-month period ended September 30, 2011. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $84.3 million, or 21.7%, to $472.1 million at September 30, 2012 from $387.8 million at December 31, 2011. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three- and nine-month periods ended September 30, 2012 and September 30, 2011, and the year ended December 31, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2012	2011	2011
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$5,197	$6,175	$5,353	$7,718	$7,718

Charge-offs	(1,429)	(2,029)	(4,571)	(6,904)	(8,624)
Recoveries	426	476	1,280	1,705	2,125

Net charge-offs	(1,003)	(1,553)	(3,291)	(5,199)	(6,499)

Provision for credit losses	1,414	837	3,546	2,940	4,134

Allowance for credit losses, end of period (1)	$5,608	$5,459	$5,608	$5,459	$5,353

Annualized net charge-offs to average total finance receivables (2)	0.89%	1.73%	1.05%	1.96%	1.81%

Allowance for credit losses to total finance receivables, end of period (2)	1.20%	1.49%	1.20%	1.49%	1.39%

Average total finance receivables (2)	$448,691	$359,451	$419,031	$353,348	$358,326
Total finance receivables, end of period (2)	$468,722	$365,610	$468,722	$365,610	$385,984

Delinquencies greater than 60 days past due	$2,173	$1,934	$2,173	$1,934	$1,663
Delinquencies greater than 60 days past due (3)	0.40%	0.47%	0.40%	0.47%	0.38%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	258.08%	282.26%	258.08%	282.26%	321.89%

Non-accrual leases and loans, end of period	$989	$1,151	$989	$1,151	$829
Renegotiated leases and loans, end of period	$704	$1,304	$704	$1,304	$1,052
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans (4)	$14	$12	$65	$70	$85
Interest income excluded on non-accrual leases and loans (5)	$12	$13	$14	$23	$23

(1)	At September 30, 2012, December 31, 2011 and September 30, 2011, there was no allowance for credit losses allocated to loans.
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

Net charge-offs for the three months ended September 30, 2012 were $1.0 million (0.89% of average total finance receivables on an annualized basis), compared to $1.1 million (1.04% of average total finance receivables on an annualized basis) for the three months ended June 30, 2012 and $1.6 million (1.73% of average total finance receivables on an annualized basis) for the three months ended September 30, 2011. The decrease from the second quarter of 2011 was due to a lower charge-off rate as a percentage of average total finance receivables, partially offset by the growth in average total finance receivables.

Net charge-offs for the nine-month period ended September 30, 2012 were $3.3 million (1.05% of average total finance receivables on an annualized basis), compared to $5.2 million (1.96% of average total finance receivables on an annualized basis) for the nine-month period ended September 30, 2011. The $1.9 million decrease was primarily due to a lower charge-off rate as a percentage of average total finance receivables, partially offset by the growth in average total finance receivables.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.40% at September 30, 2012 and 0.38% at December 31, 2011, compared to 0.47% at September 30, 2011. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of September 30, 2012, approximately 67% of our leases were one dollar purchase option leases, 31% were fair market value leases and 2% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of September 30, 2012, there were $30.5 million of residual assets retained on our Condensed Consolidated Balance Sheet, of which $24.4 million, or 80.0%, were related to copiers. As of December 31, 2011, there were $32.7 million of residual assets retained on our Condensed Consolidated Balance Sheet, of which $26.5 million, or 80.9%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of September 30, 2012 and December 31, 2011, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.8 million and $1.2 million of net residual income for the three-month periods ended September 30, 2012 and September 30, 2011, respectively. Fee income included approximately $2.7 million and $3.5 million of net residual income for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.6 million and $1.9 million for the three-month periods ended September 30, 2012 and September 30, 2011, respectively. Renewal income net of depreciation totaled approximately $5.2 million and $5.7 million for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively. The decline in renewal income was primarily due to fewer leases reaching the end of their original contractual terms during 2012, as a result of the lower originations during the 2008 to 2010 timeframe.

For the three months ended September 30, 2012, the net loss on residual values disposed at end of term totaled $0.8 million, compared to a net loss of $0.7 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the net loss on residual values disposed at end of term totaled $2.4 million, compared to a net loss of $2.2 million for the nine months ended September 30, 2011. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the nine-month periods ended September 30, 2012 and September 30, 2011, respectively.

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

The Company declared a dividend of $0.08 per share on August 2, 2012. The quarterly dividend was paid on August 23, 2012 to shareholders of record on the close of business on August 13, 2012, which resulted in a dividend payment of approximately $1.0 million. It represented the Company’s fourth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

At September 30, 2012, we had approximately $67.0 million of available borrowing capacity in addition to available cash and cash equivalents of $70.0 million. This amount excludes additional liquidity that may be provided by the issuance of insured certificates of deposit through MBB. Our debt to equity ratio was 2.19 to 1 at September 30, 2012 and 1.77 to 1 at December 31, 2011.

Net cash used in investing activities was $72.9 million for the nine-month period ended September 30, 2012, compared to net cash used in investing activities of $3.6 million for the nine-month period ended September 30, 2011. Investing activities primarily relate to lease payment activity.

Net cash provided by financing activities was $81.4 million for the nine-month period ended September 30, 2012, compared to net cash used in financing activities of $3.0 million for the nine-month period ended September 30, 2011. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $19.3 million for the nine-month period ended September 30, 2012, compared to net cash provided by operating activities of $17.9 million for the nine-month period ended September 30, 2011.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from certificates of deposit through brokers and direct deposit sources to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using certificates of deposit issued through MBB and advances under our long-term bank facilities. Total cash and cash equivalents available as of September 30, 2012 totaled $70.0 million, compared to $42.3 million at December 31, 2011.

Restricted Interest-earning Deposits with Banks. As of September 30, 2012, we also had $10.7 million of cash that was classified as restricted interest-earning deposits with banks, compared to $28.6 million at December 31, 2011. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities. Therefore, these balances generally decline as the term securitization borrowings are repaid.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $33.1 million at September 30, 2012 and $92.0 million at December 31, 2011. Borrowings outstanding consist of the following:

	For the Nine Months Ended September 30, 2012				As of September 30, 2012
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate(3)	Amount Outstanding	Weighted Average Rate(3)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$10,000	$—	$—	—%	$—	—%	$10,000
Term note securitizations (2)	—	40,808	20,392	4.97%	5,790	2.87%	—
Long-term loan facilities	84,317	50,343	39,747	4.73%	27,293	3.26%	57,024

	$94,317		$60,139	4.81%	$33,083	3.19%	$67,024

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2012, MBB had $17.6 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

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

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2012, MBB had $17.6 million in unused, secured borrowing capacity at the Federal Reserve Discount Window.

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

Since our founding through September 30, 2012, we have completed 10 on-balance-sheet term note securitizations, of which one remains outstanding. In connection with each securitization transaction, we have transferred leases to our wholly-owned SPEs and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At September 30, 2012 and at December 31, 2011, outstanding term securitizations amounted to $5.8 million and $45.1 million, respectively.

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

Some of the critical financial and credit quality covenants under our borrowing arrangements as of September 30, 2012 include:

	Actual(1)	Requirement
Tangible net worth minimum	$171.5 million	$147.7 million
Debt-to-equity ratio maximum	2.17 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0.31 to 1	4.0 to 1
Four-quarter rolling average interest coverage ratio minimum	5.08 to 1	1.50 to 1
Maximum portfolio delinquency ratio	0.40%	3.50%
Maximum gross charge-off ratio	1.53%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

As of September 30, 2012, the Company was in compliance with terms of the long-term loan facilities and the term note securitization agreements.

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

At September 30, 2012, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 16.85%, 16.55% and 17.56%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively. At September 30, 2012, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 31.22%, 33.30% and 34.40%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Agreement, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at September 30, 2012 was $66.2 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. In March 2011, following the expiration of MBB’s three-year de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth. In February 2012, the Company provided MBB with an additional capital contribution of $10.0 million for growth.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to September 30, 2012

The Company declared a dividend of $0.08 per share on October 29, 2012. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.0 million, is scheduled to be paid on November 26, 2012 to shareholders of record on the close of business on November 12, 2012. It represents the Company’s fifth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations (excluding Deposits)

In addition to our scheduled maturities on our credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our agreements, credit facilities, term note securitizations, operating leases and commitments under non-cancelable contracts as of September 30, 2012 were as follows:

	Contractual Obligations as of September 30, 2012
			Operating	Leased	Capital
Period Ending December 31,	Borrowings	Interest(1)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2012	$11,419	$260	$1	$417	$29	$12,126
2013	3,603	543	4	789	115	5,054
2014	18,057	384	4	141	85	18,671
2015	4	—	—	—	—	4
2016	—	—	—	—	—	—

Total	$33,083	$1,187	$9	$1,347	$229	$35,855

(1)	Interest on the variable-rate long-term loan facilities is assumed at the September 30, 2012 rate for the remaining term.

This table excludes time deposits. Deposit maturities are presented in Note 7 to the Company’s Unaudited Condensed Consolidated Financial Statements in Item 1 herein. There were no off-balance sheet arrangements requiring disclosure at September 30, 2012.

MARKET INTEREST RATE RISK AND SENSITIVITY

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest borrowings and certificates of deposit that the Company issues periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Most recently, we have also used variable-rate long-term loan facilities to finance our new lease originations. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 53.4% to 82.5% and averaged 68.0%. At September 30, 2012, $27.3 million, or 82.5%, of our borrowings were variable-rate borrowings.

The following table presents the contractually scheduled maturities and the related weighted average interest rates for debt obligations as of September 30, 2012 expected as of and for each year ended through December 31, 2015 and for periods thereafter.

	Scheduled Maturities by Calendar Year
						Total
					2016 &	Carrying
	2012	2013	2014	2015	Thereafter	Amount
	(Dollars in thousands)
Debt:
Fixed-rate debt	$2,102	$3,603	$81	$4	$—	$5,790
Average fixed rate	2.75%	3.09%	3.17%	3.17%	—	2.97%
Variable-rate debt	$9,317	$—	$17,976	$—	$—	$27,293
Average variable rate	4.25%	—	2.75%	—	—	3.26%

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

For example, the impact of each hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended September 30, 2012 generally would have been to reduce net interest and fee income by approximately $0.4 million based on our average variable-rate borrowings of approximately $42.3 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates. However, at September 30, 2012, due to index floors on certain variable-rate borrowings combined with the current interest rate environment, a 100-basis point increase in the market rates to which the borrowings are indexed would have reduced net interest and fee income by approximately $0.3 million based on the increased cost of the borrowing.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on Stock Repurchases

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. During the three-month period ended September 30, 2012, the Company had no repurchases of common stock in the open market.

In addition to the repurchases described above, pursuant to the 2003 Equity Plan, participants may have shares withheld to cover income taxes. There were 5,708 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended September 30, 2012, at an average cost of $16.89 per share. At September 30, 2012, the Company had $5.7 million remaining in its stock repurchase plan authorized by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
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

Date: November 2, 2012