Form 10-K
period 2012-12-31
MARLIN BUSINESS SERVICES CORP
filed 2013-03-08
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ Global Select Market was approximately $135,127,748 as of June 30, 2012. Shares of common stock held by each executive officer and director and persons known to us who beneficially own 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 22, 2013 was 12,754,180 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

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

Overview

We are a nationwide provider of equipment financing solutions primarily to small and mid-sized businesses. We finance over 100 categories of common-use commercial equipment important to the typical small and mid-sized business customer, including copiers, computers and software, security systems, telecommunications equipment and certain commercial and industrial equipment. Our average original lease transaction was approximately $12,200 at December 31, 2012, and we typically do not exceed $250,000 for any single lease transaction. This under $250,000 segment of the equipment leasing market is commonly known in the industry as the small-ticket segment. We access our end user customers primarily through origination sources comprised of our existing network of over 10,800 independent commercial equipment dealers, various national account programs and, to a much lesser extent, through direct solicitation of our end user customers and through relationships with select lease brokers. We use both a highly efficient telephonic direct sales model and, for strategic larger accounts, outside sales executives to market to our origination sources. Through these origination sources, we are able to deliver convenient and flexible equipment financing to our end user customers. Our typical financing transaction involves a non-cancelable, full-payout lease with payments sufficient to recover the purchase price of the underlying equipment plus an expected profit. As of December 31, 2012, we serviced approximately 69,000 active equipment leases having a total original equipment cost of $842.4 million for approximately 58,000 small and mid-sized business customers.

The small-ticket equipment leasing market is highly fragmented. We estimate that there are more than 100,000 independent commercial equipment dealers who sell the types of equipment we finance. We focus primarily on the segment of the market comprised of the small and mid-size independent equipment dealers. We believe this segment is underserved because: (1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to equipment manufacturers and larger distributors, rather than to independent equipment dealers; and (2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service these equipment dealers on high volume, low-balance transactions. We focus on establishing our relationships with independent equipment dealers to meet their need for high-quality, convenient point-of-sale lease financing programs. We have the capabilities and expertise to service large national accounts through our National Accounts Finance Group which provides dedicated resources focused on exemplary service levels for select national accounts. We provide equipment dealers with the ability to offer our lease financing and related services to their customers as an integrated part of their selling process, providing them with the opportunity to increase their sales and provide better customer service. We believe our personalized service approach appeals to the independent equipment dealer by providing each dealer with a single point of contact to access our flexible lease programs, obtain rapid credit decisions and receive prompt payment of the equipment cost. Our fully integrated account origination platform enables us to solicit, process and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2012, we have processed approximately 799,000 lease applications and originated over 334,000 new leases.

Through the issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured certificates of deposit, the Company’s wholly-owned subsidiary, Marlin Business Bank (“MBB”), serves as the Company’s primary funding source. Over time, MBB may offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

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

Competitive Strengths

We believe several characteristics may distinguish us from our competitors, including the following:

Multiple Sales Origination Channels. We use multiple sales origination channels to penetrate effectively the highly diversified and fragmented small-ticket equipment leasing market. Our direct origination channels, which account for approximately 95% of the active lease contracts in our portfolio, involve: (1) establishing relationships with independent equipment dealers; (2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and (3) soliciting our existing end user customer base for repeat business. Our indirect origination channels account for approximately 5% of the active lease contracts in our portfolio and consist of our relationships with brokers and certain equipment dealers who refer transactions to us for a fee or sell leases to us that they originate. Indirect business represented 5% of 2012 originations, while direct business represented 95%.

Highly Effective Account Origination Platform. Our telephonic direct marketing platform and our strategic use of outside sales account executives offer origination sources a high level of personalized service through our team of 114 sales account executives, each of whom acts as the single point of contact for his or her origination sources. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

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

Portfolio Diversification. As of December 31, 2012, no single end user customer accounted for more than 0.11% of our portfolio balance and leases from our largest origination source accounted for only 1.15% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (11%) and New York (9%).

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

Access to Multiple Funding Sources. We have established and maintained diversified funding capacity through facilities with national credit providers. Our wholly-owned subsidiary, MBB, currently provides our primary funding source through the issuance of FDIC-insured certificates of deposit raised nationally through various deposit broker and direct deposit relationships. Our proven ability to access funding consistently at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business. (See Liquidity and Capital Resources in Item 7).

Experienced Management Team. Our executive officers have an average of more than 20 years of experience in financial services. As we have grown, we have expanded the management team with a group of successful, seasoned executives.

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

Of our 265 total employees as of December 31, 2012, we employed 114 sales account executives, each of whom receives a base salary and earns commissions based on his or her lease and loan originations. We also have four employees dedicated to marketing as of December 31, 2012.

Sales Origination Channels. We primarily use direct sales origination channels to penetrate effectively a multitude of origination sources in the highly diversified and fragmented small-ticket equipment leasing market. All inside sales account executives use our telephonic direct marketing sales model to solicit these origination sources and end user customers.

Direct Channels. Our direct sales origination channels, which account for approximately 95% of the active lease contracts in our portfolio, involve:

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

•

Major and National Accounts. This channel focuses on two specific areas of development: (i) national equipment manufacturers and distributors, where we seek to leverage their endorsements to become the preferred lease financing source for their independent dealers, and (ii) major accounts (larger independent dealers, distributors and manufacturers) with a consistent flow of business that need a specialized marketing and sales platform to convert more sales using a leasing option.

•

End User Customer Solicitations. This channel focuses primarily on soliciting our existing portfolio of approximately 58,000 end user customers for additional equipment leasing or financing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including (i) retained credit information; (ii) consistent payment histories; and (iii) a demonstrated propensity to finance their equipment.

Indirect Channels. Our indirect origination channels account for approximately 5% of the active lease contracts in our portfolio and consist of our relationships with lease brokers and certain equipment dealers who refer end user customer transactions to us for a fee or sell us leases that they originated with end user customers. We conduct our own independent credit analysis on each end user customer in an indirect lease transaction. We have written agreements with most of our indirect origination sources whereby they provide us with certain representations and warranties about the underlying lease transaction. The origination sources in our indirect channels generate leases that are similar to those generated by our direct channels.

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

Product Offerings

Equipment Leases. The types of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. Our leases provide for non-cancelable rental payments due during the initial lease term. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 60 months. At December 31, 2012, the average original term of the leases in our portfolio was approximately 48 months, and we had personal guarantees on approximately 31% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

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

Property Insurance on Leased Equipment. Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as a loss payee under that policy. At December 31, 2012, approximately 55% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third-party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

In May 2000, we established AssuranceOne, our Bermuda-based, wholly-owned captive insurance subsidiary, to enter into a reinsurance contract with the issuer of the master property insurance policy. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less claims, premium tax and a ceding fee based on a percentage of annual net premiums written. The reinsurance contract is scheduled to expire in May 2015. On January 27, 2010, pursuant to an application filed with the Bermuda Monetary Authority, AssuranceOne changed from a Class 1 insurer to a Class 3 insurer under the Bermuda Insurance Act of 1978, as amended. As a Class 3 insurer, AssuranceOne is permitted to collect up to 50% of its premiums in connection with insurance coverage on equipment unrelated to the Company, meaning that, through AssuranceOne, we may offer an insurance product to cover equipment not otherwise financed through the Company. During the year ended December 31, 2012, income recognized in connection with our insurance product covering equipment not financed through the Company comprised approximately $0.2 million of our total insurance income of $4.1 million.

Portfolio Overview

At December 31, 2012, we had 69,000 active leases in our portfolio, representing aggregate minimum lease payments receivable of $577.5 million. With respect to our portfolio at December 31, 2012:

•	the average original lease transaction was approximately $12,200, with an average remaining balance of approximately $8,400;

•	the average original lease term was approximately 48 months;

•

our active leases were spread among approximately 58,000 different end user customers, with the largest single end user customer accounting for only 0.11% of the aggregate minimum lease payments receivable;

•	over 80.4% of the aggregate minimum lease payments receivable were with end user customers who had been in business for more than five years;

•

the portfolio was spread among 11,214 origination sources, with the largest source accounting for only 1.15% of the aggregate minimum lease payments receivable, and our 10 largest origination sources accounting for only 8.7% of the aggregate minimum lease payments receivable;

•	there were over 100 different equipment categories financed, with the largest categories set forth as follows, as a percentage of the December 31, 2012 aggregate minimum lease payments receivable:

Equipment Category	Percentage
Copiers	31.86%
Computers	4.71%
Computer software	4.68%
Closed Circuit TV security systems	4.60%
Telecommunications Equipment	4.33%
Commercial & Industrial	3.64%
Security systems	2.90%
Restaurant	2.72%
Cash registers	2.25%
Dishmachines	2.00%
Dental Implant Systems	1.72%
All others (none more than 1.63%)	34.59%

•

we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2012 aggregate minimum lease payments receivable:

State	Percentage
California	11.08%
New York	9.24%
Texas	8.67%
Florida	7.92%
New Jersey	6.81%
Pennsylvania	5.04%
Georgia	4.66%
Illinois	3.16%
North Carolina	3.02%
Massachusetts	3.00%
South Carolina	2.53%
Ohio	2.39%
All others (none more than 2.33%)	32.48%

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

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Credit analysts are located in our New Jersey corporate office and at MBB’s office in Salt Lake City, Utah. At December 31, 2012 we had a total of 12 credit analysts, each with an average of approximately 8 years of experience. Each credit analyst’s performance is measured monthly against a discrete set of performance variables, including decision turnaround time, performance metrics and adherence to our underwriting policies and procedures.

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

End User Customer Review. Each end user customer’s application is reviewed using our customized acquisition scorecard along with our rules-based set of underwriting guidelines that focus on predictive commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on proven best practices and its experience in extending credit to small and mid-sized businesses. The guidelines are reviewed and revised as necessary by our Credit Committee, which is comprised of our Chief Executive Officer, Chief Operating Officer, Vice President of Servicing, President of MBB and Chief Lending Officer of MBB. Our underwriting guidelines require a thorough credit investigation of the end user customer. The guidelines may also include an analysis of the personal credit of the owner, who may guarantee the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

•	financial strength of the business;

•	length of time in business;

•	confirmation of actual business operations and ownership;

•	management history, including prior business experience;

•	size of the business, including the number of employees;

•	third-party commercial credit data and consumer credit data (when applicable);

•	legal structure of business; and

•	fraud indicators.

Transactions over $100,000 receive a higher level of scrutiny, often including a review of financial statements or tax returns and a review of the business purpose of the equipment to the end user customer.

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

Since mid-2009, we have been using a proprietary, customized acquisition scorecard for use in our credit decisioning process based on our database of historical information. The scorecard is tested and validated on an ongoing basis by credit and non-credit subject matter experts both inside and outside the organization. The scorecard’s key attributes and mathematical computations are periodically modified. The scorecard enables us to increase efficiencies and consistency in the credit decisioning process. In 2012, approximately 34% of credit decisions made on new applications have been made using the scorecard.

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

Our collection activities typically begin with phone contact when a payment becomes 10 days past due and continue throughout the delinquency period. We utilize a predictive dialer that automates outbound telephone dialing. The dialer is primarily used to focus on and reduce the number of accounts that are between 10 and 30 days delinquent. A collection notice is normally sent once an account initially falls five days delinquent and then once an account reaches the 31- to 60-day delinquency stage, the 61- to 75-day delinquency stage, the 76- to 90-day delinquency stage and the over 90-day delinquency stage. Collectors input notes directly into our servicing system, enabling the collectors to monitor the status of problem accounts and promptly take any necessary actions. In addition, late charges are assessed when a leasing customer fails to remit payment on a lease by its due date. If the lease continues to be delinquent, we may exercise our remedies under the terms of the contract, including acceleration of the entire lease balance, litigation and/or repossession.

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

Banking Regulation. On January 13, 2009, the Company became a bank holding company and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Bank of Philadelphia. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of the Company’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits the Company to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through AssuranceOne.

Since its opening on March 12, 2008, MBB has been operating in accordance with the agreement entered into with the FDIC on March 20, 2007 (the “FDIC Agreement”) and in accordance with certain requirements and conditions applicable during its three-year de novo period. MBB’s three-year de novo period expired on March 12, 2011, as did certain of the requirements and conditions that were applicable solely during such period.

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

Capital Adequacy. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% out of the total capital (6% to be well-capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“Tier 1 Capital”). The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for credit losses on loans and leases, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities. At December 31, 2012, the Company’s Tier 1 Capital and total capital ratios were 31.76% and 32.95%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of Tier 1 Capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. MBB is subject to similar capital standards promulgated by the Federal Reserve Board. At December 31, 2012, the Company’s leverage ratio was 29.35%.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. MBB’s Tier 1 Capital balance was $69.3 million at December 31, 2012, resulting in a Tier 1 leverage ratio, a Tier 1 risk-based capital ratio and a total risk-based capital ratio of 15.66%, 15.50% and 16.63%, respectively, which exceeded the regulatory requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.63% at December 31, 2012 exceeded the threshold for well-capitalized status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

TALF Program. In 2009, the Federal Reserve Board also created the Term Asset-Backed Securities Loan Facility (“TALF”) program, the intent of which was to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities (“ABS”) and improving the market conditions for ABS generally. The TALF program provided ABS investors with financing to support their purchases of certain AAA-rated securities. On February 12, 2010, we issued $80.7 million of term ABS securities through our special purpose subsidiary, Marlin Leasing Receivables XII LLC, and the senior tranche of the offering was rated AAA, thereby making it eligible under the TALF program. On December 17, 2012, we elected to exercise our call option and pay off the remaining $3.5 million of our 2010 term note securitization.

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

Our principal competitors in the small-ticket equipment leasing market are independent finance companies, local and regional banks and, to a lesser extent, in the case of our national accounts channels, national providers of equipment lease financing, some of which are national banks with leasing divisions. Many of our national competitors are substantially larger than we are and generally focus on larger ticket transactions and in some cases international programs. We compete on the quality of service we provide to our origination sources and end user customers. We have encountered and will continue to encounter significant competition.

Employees

As of December 31, 2012, we employed 265 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

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

If we cannot obtain deposits or financing, we may be unable to fund our operations. Our business requires a substantial amount of cash to operate. Our cash requirements will increase if our lease originations increase. We obtain a substantial amount of the cash required for operations through a variety of external funding sources, such as certificates of deposit raised by MBB and, to a lesser extent, borrowings under long-term loan facilities. A failure to access the certificate of deposit market, to renew and increase the funding availability under our existing facilities or to add new funding facilities could affect our ability to fund and originate new leases.

Our ability to obtain continued access to the certificate of deposit market or to obtain renewals of lenders’ commitments and new funding facilities is affected by a number of factors, including:

•	conditions in the market for FDIC-insured certificates of deposit;

•	restrictions and costs associated with banking industry regulation which could negatively impact MBB;

•	conditions in the long-term lending markets;

•	compliance of our leases with the eligibility requirements established in connection with our long-term loan facilities, including the level of lease delinquencies and default;

•	our ability to service the leases.

We are and will continue to be dependent upon the availability of credit from these funding sources to continue to originate leases and to satisfy our other working capital needs. We may be unable to obtain additional financing on acceptable terms, or at all, as a result of prevailing interest rates or other factors at the time, including the presence of covenants or other restrictions under existing financing arrangements. If any or all of our funding sources become unavailable on acceptable terms or at all, we may not have access to the financing necessary to conduct our business, which would limit our ability to fund our operations. Our long-term loan facilities mature on September 23, 2013 and October 9, 2015, respectively. As a result, we may be unable to continue to access these facilities after those dates. (See Liquidity and Capital Resources in Item 7). In the event we seek to obtain equity financing, our shareholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue such securities.

Our financing sources impose covenants, restrictions and default provisions on us, which could lead to termination of our financing facilities, acceleration of amounts outstanding under our financing facilities and our removal as servicer. The legal agreements relating to our long-term loan facilities contain numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement, an interest coverage test and a maximum debt to equity ratio. In addition, a change in the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer is an event of default under our long-term loan facilities, unless we hire a replacement acceptable to our lenders within 120 days.

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

An increase in delinquencies or lease defaults could restrict our access to funding and could adversely affect our earnings. Defaulted leases and certain delinquent leases also do not qualify as collateral against which initial advances may be made under our funding facilities. In addition, increasing rates of delinquencies or charge-offs could result in adverse changes in the structure and/or our cost of future financing. Any of these occurrences may cause us to experience reduced earnings.

Deteriorated economic or business conditions may lead to greater than anticipated lease defaults and credit losses, which could limit our ability to obtain additional financing and reduce our operating income. Historically, the capital and credit markets have experienced periodic volatility and disruption. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength. Concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic slowdown and national recession throughout 2008 and 2009. In the event of extreme and prolonged market events, such as a global credit crisis or a “double dip” recession in the U.S., we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

If losses from leases exceed our allowance for credit losses, our operating income will be reduced or eliminated. In connection with our financing of leases, we record an allowance for credit losses to provide for estimated losses. Our allowance for credit losses is based on both qualitative and quantitative factors including, among other things, past collection experience, lease delinquency data, industry data, economic conditions and our assessment of collection risks. Significant management judgment is required to determine the appropriate level of the allowance and, therefore, our determination of this allowance may prove to be inadequate to cover losses in connection with our portfolio of leases. Factors that could lead to the inadequacy of our allowance may include our inability to manage collections effectively, unanticipated adverse changes in the economy or discrete events adversely affecting specific leasing customers, industries or geographic areas. Losses in excess of our allowance for credit losses would cause us to increase our provision for credit losses, reducing or eliminating our operating income.

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

Further increase in the FDIC deposit insurance premium or required reserves may have a significant financial impact on us. The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the DIF. Recent difficult economic conditions have resulted in a higher number of bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. While the changes made to base insurance premiums to date have not negatively impacted MBB, future increases in assessments may decrease our earnings and could have a material effect on the value of, or market for, our common stock.

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

If interest rates change significantly, we may be subject to higher interest costs with respect to our funding sources, which may cause us to suffer material losses. Because we use bank deposits and long-term loan facilities to fund our leases, our margins could be reduced by an increase in interest rates. Each of our leases is structured so that the sum of all scheduled lease payments will equal the cost of the equipment to us, less the residual, plus a return on the amount of our investment. This return is known as the yield. The yield on our leases is fixed because the scheduled payments are fixed at the time of lease origination. When we originate or acquire leases, we base our pricing in part on the spread we expect to achieve between the yield on each lease and the effective interest rate we expect to pay when we finance the lease. To the extent that a lease is financed with variable-rate funding, increases in interest rates during the term of a lease could narrow or eliminate the spread, or result in a negative spread. A negative spread is an interest cost greater than the yield on the lease. Certain of our funding facilities have variable rates based on the London Interbank Offered Rate (“LIBOR”). As a result, because our assets have a fixed interest rate, increases in LIBOR would negatively impact our earnings. If interest rates increase faster than we are able to adjust the pricing under our new leases, our net interest margin would be reduced. In addition, with respect to our fixed-rate deposits and borrowings, increases in interest rates could have the effect of increasing our costs on future transactions.

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

Failure to realize the projected value of residual interests in equipment we finance would reduce the residual value of equipment recorded as assets on our balance sheet and may reduce our operating income. We estimate the residual value of the equipment which is recorded as an asset on our balance sheet. Realization of residual values depends on numerous factors including: the general market conditions at the time of expiration of the lease; the customer’s election to enter into a renewal period; the cost of comparable new equipment; the obsolescence of the leased equipment; any unusual or excessive wear and tear on or damage to the equipment; the effect of any additional or amended government regulations; and the foreclosure by a secured party of our interest in a defaulted lease. Our failure to realize our recorded residual values would reduce the residual value of equipment recorded as assets on our balance sheet and may reduce our operating income.

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

Future sales of our common stock by a certain large shareholder could adversely affect the market price of our common stock. A substantial number of shares of our common stock could be sold into the public market pursuant to a shelf registration statement on Form S-3 (No. 333-128329) that became effective on December 19, 2005. As of March 1, 2012, this large shareholder owned 2,309,934 shares of our common stock. The sale of all or a portion of these shares into the public market, or the perception that such a sale could occur, could adversely affect the market price of our common stock.

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

At December 31, 2012, we operated from five leased facilities including our executive office facility, a Philadelphia office facility, two branch offices and the headquarters of MBB. Our Mount Laurel, New Jersey executive offices are housed in a leased facility of approximately 50,000 square feet under a lease that was set to expire in May 2013. We also lease 3,524 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in July 2013. In addition, we have a regional office in Johns Creek, Georgia (a suburb of Atlanta). Our Georgia office is 5,822 square feet and the lease expires in July 2013. The headquarters of MBB in Salt Lake City is 5,764 square feet and the lease expires in October 2014. We also lease 300 square feet for a sales office in Sherwood, Oregon. This lease commenced September 2010 and is on a month-to-month basis.

Subsequent to December 31, 2012, the Company extended its lease agreement on its executive offices in Mount Laurel, New Jersey from May 2013 to May 2020. Concurrently, the Company also entered into a lease agreement for an additional 9,700 square feet at the same location, which commences in June 2014 and expires in May 2020.

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

	2012			2011
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$15.97	$12.66	$0.06	$13.34	$10.97	$—
Second Quarter	$16.39	$13.56	$0.06	$13.05	$11.30	$—
Third Quarter	$21.88	$14.74	$0.08	$12.84	$9.49	$—
Fourth Quarter	$22.59	$16.80	$0.08	$13.35	$9.77	$0.06

Dividend Policy

As previously disclosed, on October 29, 2012, Marlin Business Services Corp. declared its fifth regular quarterly dividend. The dividend of $0.08 per share of common stock was paid on November 26, 2012 to holders of our common stock as of November 12, 2012.

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

Number of Record Holders

There were 242 holders of record of our common stock at February 22, 2013. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

The number of shares of common stock repurchased by Marlin during the fourth quarter of 2012 and the average price paid per share is as follows:

Time Period	Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	—	$—	—	$5,739,965
November 1, 2012 to November 30, 2012	—	$—	—	$5,739,965
December 1, 2012 to December 31, 2012	33,546	$17.91	33,546	$5,139,096

Total for the quarter ended December 31, 2012	33,546	$17.91	33,546	$5,139,096

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 854 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended December 31, 2012, at an average cost of $18.93 per share.

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

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the SNL Specialty Lender Index for the period commencing on December 31, 2007 and ending on December 31, 2012. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2007 in each of the following: the Company’s common stock, the Russell 2000 Index and the SNL Specialty Lender Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Marlin Business Services Corp.	100.00	21.64	65.75	104.89	105.82	170.00
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Specialty Lender	100.00	27.88	45.77	56.28	59.03	76.95

Source : SNL Financial LC, Charlottesville, VA

© 2013

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years ended December 31, 2012 has been derived from the consolidated financial statements. The selected financial data should be read together with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per-share data)
Statement of Operations Data:
Interest and fee income	$64,951	$56,523	$61,337	$83,444	$107,453
Interest expense	6,882	11,416	15,613	27,338	36,880

Net interest and fee income	58,069	45,107	45,724	56,106	70,573
Provision for credit losses	5,920	4,134	9,438	27,189	31,494

Net interest and fee income after provision for credit losses	52,149	40,973	36,286	28,917	39,079
Loss on derivatives	(6)	(53)	(116)	(1,959)	(16,039)
Insurance and other income	5,970	5,704	5,401	6,855	8,144

Other expense:
Salaries and benefits	24,862	22,539	19,966	19,071	22,916
General and administrative	13,547	13,044	12,762	12,854	15,241
Financing related costs	850	719	680	505	1,418

Other expense	39,259	36,302	33,408	32,430	39,575

Income (loss) before income taxes	18,854	10,322	8,163	1,383	(8,391)
Income tax expense (benefit)	7,157	4,147	2,495	347	(3,161)

Net income (loss)	$11,697	$6,175	$5,668	$1,036	$(5,230)

Basic earnings (loss) per share	$0.92	$0.48	$0.44	$0.08	$(0.44)
Diluted earnings (loss) per share	$0.91	$0.48	$0.44	$0.08	$(0.44)
Cash dividends declared per share	$0.28	$0.06	$—	$—	$—

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per-share data)
Operating Data:
Total number of finance receivables originated	24,557	18,102	12,407	9,763	24,869
Total finance receivables originated	$322,198	$229,014	$134,030	$88,935	$256,554
Average total finance receivables(1)	$432,829	$358,326	$389,001	$558,311	$715,649
Weighted average interest rate (implicit) on new finance receivables originated(2)	12.85%	12.84%	14.47%	15.09%	13.67%
Interest income as a percent of average total finance receivables(1)	12.24%	12.36%	12.15%	11.83%	12.03%
Interest expense as percent of average interest-bearing liabilities	2.03%	4.20%	4.85%	5.40%	5.62%

Portfolio Asset Quality Data:
Total finance receivables, end of period(1)	$500,203	$385,984	$352,527	$450,595	$664,902
Delinquencies greater than 60 days past due(3)	0.42%	0.38%	0.90%	1.67%	1.59%
Allowance for credit losses	$6,488	$5,353	$7,718	$12,193	$15,283
Allowance for credit losses to total finance receivables, end of period(1)	1.30%	1.39%	2.19%	2.71%	2.30%
Charge-offs, net	$4,785	$6,499	$13,913	$30,279	$27,199
Ratio of net charge-offs to average total finance receivables(1)	1.11%	1.81%	3.58%	5.42%	3.80%

Operating Ratios:
Efficiency ratio(4)	59.98%	70.03%	64.02%	50.71%	48.47%
Return on average total assets	2.18%	1.31%	1.13%	0.15%	(0.62)%
Return on average stockholders’ equity	6.96%	3.81%	3.72%	0.70%	(3.48)%

Balance Sheet Data:
Cash and cash equivalents	$64,970	$42,285	$37,026	$37,057	$40,270
Restricted interest-earning deposits with banks	$3,520	$28,637	$47,107	$63,400	$66,212
Net investment in leases and loans	$503,017	$387,840	$351,569	$448,610	$669,109
Total assets	$602,348	$485,969	$468,062	$565,803	$794,431
Deposits	$378,188	$198,579	$92,919	$80,288	$63,385
Short-term borrowings	$—	$—	$—	$62,541	$101,923
Long-term borrowings	$15,514	$92,004	$178,650	$244,445	$441,385
Total liabilities	$428,098	$321,868	$308,059	$413,918	$644,159
Total stockholders’ equity	$174,250	$164,101	$160,003	$151,885	$150,272

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

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

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

Overview

We are a nationwide provider of equipment financing solutions, primarily to small and mid-sized businesses. We finance over 100 categories of commercial equipment important to the typical small and mid-sized business customer, including copiers, computers and software, security systems, telecommunications equipment and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers, national account programs and, to a much lesser extent, through direct solicitation of our end user customers and through relationships with select lease brokers.

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2012, our lease portfolio consisted of approximately 69,000 accounts with an average original term of 48 months and average original transaction size of approximately $12,200.

We were founded in 1997. At December 31, 2012, we have $602.3 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $503.0 million at December 31, 2012.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the year ended December 31, 2012, our net credit losses were 1.11% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under generally accepted accounting principles in the United States (“U.S. GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 67% of our lease portfolio at December 31, 2012 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed-rate FDIC-insured certificates of deposit, raised nationally by MBB and, to a lesser extent, through variable-rate borrowings and the issuance from time to time of subordinated debt and equity securities. Our variable-rate borrowing currently consists of long-term loan facilities.

Historically, leases were funded through variable-rate warehouse facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations have been accounted for as on-balance sheet transactions and, therefore, we have not recognized gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations through the issuance of FDIC-insured certificates of deposit. We anticipate that FDIC-insured certificates of deposit issued by MBB will represent our primary source of funds for the foreseeable future. As of December 31, 2012, total MBB deposits were $378.2 million. As of December 31, 2012, none of our total long-term borrowings of $15.5 million were fixed-rate term note securitizations.

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

On February 12, 2010, we completed an $80.7 million TALF-eligible term asset-backed securitization. This transaction was Marlin’s tenth term note securitization and the fifth to earn a AAA rating. As with all of the Company’s prior term note securitizations, this financing provided the Company with fixed-cost borrowing and was recorded in long-term borrowings in the Consolidated Balance Sheets. On December 17, 2012, the Company elected to exercise its call option and pay off the remaining $3.5 million of its 2010 term note securitization.

On September 24, 2010, the Company’s subsidiary, Marlin Leasing Receivables XIII LLC (“MLR XIII”), closed on a $50.0 million three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active interest-rate swap agreements at December 31, 2012.

Through the issuance of FDIC-insured certificates of deposit, the Company’s wholly owned subsidiary, Marlin Business Bank (“MBB”), serves as the Company’s primary funding source. Over time, MBB may offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

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

There were 33,546 shares of common stock repurchased by the Company pursuant to the above plan during the year ended December 31, 2012. As of December 31, 2012, the maximum approximate dollar value of shares that may yet be purchased under the stock repurchase plan is approximately $5.1 million.

In addition to the repurchases described above, pursuant to the 2003 Plan, participants may have shares withheld to cover income taxes. There were 111,769 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the year ended December 31, 2012, at an average cost of $14.21 per share.

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

Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, to purchase the leased equipment or to return the leased equipment than it does to the equipment type. Management performs reviews of the estimated residual values and historic realization statistics no less frequently than quarterly and any impairment, if other than temporary, is recognized in the current period.

Allowance for credit losses. In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses.

We generally evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross-section of variables including industry, geography, equipment type, obligor and vendor. We consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis stratified by industry classification, historic delinquencies and charge-offs, and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. As part of our quantitative analysis we may also consider specifically identified pools of leases separately from the migration analysis, whenever certain identified pools are not expected to perform consistently with their credit characteristics or the portfolio as a whole. These lease pools may be analyzed for impairment separately from the migration analysis and a specific reserve established.

Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and emerging trends, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis. Adjustments due to such qualitative factors increased the allowance for credit losses by approximately $0.2 million and $0.1 million at December 31, 2012 and 2011, respectively.

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

Securitizations. In connection with each of the Company’s term note securitization transactions, we established bankruptcy remote special purpose entities (“SPEs”) and issued term debt to institutional investors. These SPEs were each considered variable interest entities (“VIEs”) under U.S. GAAP. We were required to consolidate VIEs in which we were deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which were potentially significant to the VIE. During the term of each securitization, we serviced the assets of our VIEs and continued to retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs were included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks were assigned as collateral for these borrowings and there was no further recourse to our general credit. Collateral in excess of these borrowings represented our maximum loss exposure.

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

At December 31, 2012, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2006 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009, resulting in the recognition of a net tax receivable of approximately $15.4 million as described in Note 12 to the Consolidated Financial Statements in Item 8 herein and originally discussed in Note 13 to the Company’s Form 10-K for the year ended December 31, 2010. These amendments are subject to review by the various jurisdictions. The federal amended returns are currently in the review process.

The Company records penalties and accrued interest related to taxes, including penalties and interest related to uncertain tax positions, in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2012 and 2011

Net income. Net income of $11.7 million was reported for the year ended December 31, 2012, resulting in diluted earnings per share of $0.91, compared to net income of $6.2 million and diluted earnings per share of $0.48 for the year ended December 31, 2011.

Return on average assets was 2.18% for the year ended December 31, 2012, compared to a return of 1.31% for the year ended December 31, 2011. Return on average equity was 6.96% for the year ended December 31, 2012, compared to a return of 3.81% for the year ended December 31, 2011.

Overall, our average net investment in total finance receivables for the year ended December 31, 2012 increased 20.8% to $432.8 million, compared to $358.3 million for the year ended December 31, 2011. This change was primarily due to growth in origination volume resulting from higher application approval rates, the continued seasoning and development of our sales account executives and an increase in the number of sales account executives. The end-of-period net investment in total finance receivables at December 31, 2012 was $503.0 million, an increase of 29.7% from $387.8 million at December 31, 2011.

During the year ended December 31, 2012, we generated 24,557 new leases with a cost of $322.2 million, compared to 18,102 new leases with a cost of $229.0 million generated for the year ended December 31, 2011. Sales staffing levels increased from 93 sales account executives at December 31, 2011 to 114 sales account executives at December 31, 2012. Approval rates also rose from 61% for the year ended December 31, 2011 to 66% for the year ended December 31, 2012 due to the improved credit quality of the applications received and adjustments made to credit policy in light of the improved performance of recent years’ lease originations.

For the year ended December 31, 2012 compared to the year ended December 31, 2011, net interest and fee income increased $13.0 million, or 28.8%, primarily due to a 20.8% increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses increased $1.8 million, or 43.9%, to $5.9 million for the year ended December 31, 2012 from $4.1 million for the year ended December 31, 2011, primarily due to portfolio growth and the ongoing seasoning of the portfolio, partially offset by lower charge-offs. Other expenses increased $3.0 million, or 8.3%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to increased lease origination volume, increased sales compensation expense and additional compensation related to the achievement of certain performance criteria.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012			2011
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$55,203	$52	0.10%	$44,818	$37	0.08%
Restricted interest-earning deposits with banks	17,264	2	0.01	35,188	20	0.06
Securities available for sale	3,366	92	2.73	1,708	54	3.15
Net investment in leases(2)	432,351	52,805	12.21	357,592	44,112	12.34
Loans receivable(2)	479	24	4.94	734	46	6.26

Total interest-earning assets	508,663	52,975	10.41	440,040	44,269	10.06

Non-interest-earning assets:
Cash and due from banks	2,535			1,792
Property and equipment, net	2,112			2,142
Property tax receivables	591			744
Other assets(3)	23,234			26,729

Total non-interest-earning assets	28,472			31,407

Total assets	$537,135			$471,447

Interest-bearing liabilities:
Deposits	$288,138	$3,468	1.20%	$130,000	$2,604	2.00%
Long-term borrowings(4)	51,132	3,414	6.68	141,653	8,812	6.22

Total interest-bearing liabilities	339,270	6,882	2.03	271,653	11,416	4.20

Non-interest-bearing liabilities:
Sales and property taxes payable	4,029			3,679
Accounts payable and accrued expenses	6,071			8,431
Net deferred income tax liability	19,667			25,802

Total non-interest-bearing liabilities	29,767			37,912

Total liabilities	369,037			309,565
Stockholders’ equity	168,098			161,882

Total liabilities and stockholders’ equity	$537,135			$471,447

Net interest income		$46,093			$32,853

Interest rate spread(5)			8.38%			5.86%
Net interest margin(6)			9.06%			7.47%
Ratio of average interest-earning assets to average interest-bearing liabilities			149.93%			161.99%

(1)

Average balances from January 1, 2012 forward were calculated using average daily balances. Average balances before January 1, 2012 were generally calculated using beginning and ending balances for each month to approximate average daily balances. The average balance of total finance receivables for the year ended December 31, 2012 was decreased by approximately $6.3 million, from $439.1 million to $432.8 million, as a result of this calculation change.

(2)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(3)	Includes operating leases.
(4)	Includes effect of transaction costs.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2012 Compared To Year Ended December 31, 2011
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$9	$6	$15
Restricted interest-earning deposits with banks	(7)	(11)	(18)
Securities available for sale	46	(8)	38
Net investment in leases	9,135	(442)	8,693
Loans receivable	(14)	(8)	(22)
Total interest income	7,102	1,604	8,706

Interest expense:
Deposits	2,216	(1,352)	864
Long-term borrowings	(6,002)	604	(5,398)
Total interest expense	2,364	(6,898)	(4,534)

Net interest income	5,585	7,655	13,240

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Interest income	$52,975	$44,269
Fee income	11,976	12,254

Interest and fee income	64,951	56,523
Interest expense	6,882	11,416

Net interest and fee income	$58,069	$45,107

Average total finance receivables(1)	$432,829	$358,326

Percent of average total finance receivables:
Interest income	12.24%	12.36%
Fee income	2.77	3.42

Interest and fee income	15.01	15.78
Interest expense	1.59	3.19

Net interest and fee margin	13.42%	12.59%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $13.0 million, or 28.8%, to $58.1 million for the year ended December 31, 2012 from $45.1 million for the year ended December 31, 2011. The net interest and fee margin increased 83 basis points to 13.42% in the year ended December 31, 2012 from 12.59% for the year ended December 31, 2011.

Interest income, net of amortized initial direct costs and fees, increased $8.7 million, or 19.6%, to $53.0 million for the year ended December 31, 2012 from $44.3 million for the year ended December 31, 2011. The increase in interest income was principally due to a 20.8% increase in average total finance receivables, which increased $74.5 million to $432.8 million at December 31, 2012 from $358.3 million at December 31, 2011, partially offset by a decrease in average yield of 12 basis points. The increase in average total finance receivables was primarily due to growth in origination volume resulting from higher application approval rates, the continued seasoning and development of our sales account executives and an increase in the number of sales account executives. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying, primarily due to a change in mix of new origination types toward larger program opportunities. The weighted average implicit interest rate on new finance receivables originated remained stable at 12.85% for the year ended December 31, 2012, compared to 12.84% for the year ended December 31, 2011.

Fee income decreased $0.3 million, or 2.4%, to $12.0 million for the year ended December 31, 2012 from $12.3 million for the year ended December 31, 2011. Fee income included approximately $3.6 million of net residual income for the year ended December 31, 2012 and $4.7 million for the year ended December 31, 2011. The decrease in net residual income was primarily due to lower renewal income since fewer leases reached the end of their original contractual terms during 2012, as a result of the lower originations during the 2008 to 2010 timeframe.

Fee income also included approximately $7.3 million in late fee income for the year ended December 31, 2012, which increased 9.0%, compared to $6.7 million for the year ended December 31, 2011. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as a percentage of average total finance receivables, decreased 65 basis points to 2.77% for the year ended December 31, 2012 from 3.42% for the year ended December 31, 2011. Late fees remained the largest component of fee income at 1.69% as a percentage of average total finance receivables for the year ended December 31, 2012, compared to 1.87% for the year ended December 31, 2011. As a percentage of average total finance receivables, net residual income was 0.82% for the year ended December 31, 2012, compared to 1.30% for the year ended December 31, 2011.

Interest expense decreased $4.5 million to $6.9 million for the year ended December 31, 2012 from $11.4 million for the year ended December 31, 2011. The decrease was primarily due to a shift in our funding mix toward lower-cost deposits. Interest expense, as a percentage of average total finance receivables, decreased 160 basis points to 1.59% for the year ended December 31, 2012, from 3.19% for the year ended December 31, 2011.

The weighted average interest rate, excluding transaction costs, on borrowings was 4.70% for the year ended December 31, 2012, compared to 5.33% for the year ended December 31, 2011, primarily due to a shift in mix to variable-rate debt as the term securitization borrowings were repaid, combined with lower interest rates. The average balance for our variable-rate debt was $34.9 million for the year ended December 31, 2012, compared to $60.4 million for the year ended December 31, 2011. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 4.63% for the year ended December 31, 2012, compared to 5.26% for the year ended December 31, 2011. For the year ended December 31, 2012, average term securitization borrowings outstanding were $16.2 million at a weighted average coupon of 4.84%, compared to $81.2 million at a weighted average coupon of 5.39% for the year ended December 31, 2011. (See Liquidity and Capital Resources in this Item 7).

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market and from other financial institutions on a direct basis. At December 31, 2012, brokered certificates of deposit represented approximately 67.4% of total deposits, while approximately 32.6% of total deposits were obtained from direct channels. Interest expense on deposits was $3.5 million, or 1.20% as a percentage of average deposits, for the year ended December 31, 2012. Interest expense on deposits was $2.6 million, or 2.00% as a percentage of average deposits, for the year ended December 31, 2011. The average balance of deposits was $288.1 million for the year ended December 31, 2012. The average balance of deposits was $130.0 million for the year ended December 31, 2011.

Insurance income. Insurance income increased $0.3 million to $4.1 million for the year ended December 31, 2012 from $3.8 million for the year ended December 31, 2011, primarily due to higher billings from higher total finance receivables.

Other income. Other income remained constant at $1.9 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. Other income primarily includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $2.4 million, or 10.7%, to $24.9 million for the year ended December 31, 2012 from $22.5 million for the year ended December 31, 2011. The increase was primarily due to increased sales compensation and additional compensation related to the achievement of certain performance criteria. Salaries and benefits expense, as a percentage of average total finance receivables, was 5.74% for the year ended December 31, 2012 compared with 6.29% for the year ended December 31, 2011. Total personnel increased to 265 at December 31, 2012 from 242 at December 31, 2011, primarily due to increased sales staffing levels, which included 114 sales account executives at December 31, 2012, compared to 93 sales account executives at December 31, 2011.

General and administrative expense. General and administrative expense increased $0.5 million, or 3.8%, to $13.5 million for the year ended December 31, 2012 from $13.0 million for the year ended December 31, 2011. General and administrative expense as a percentage of average total finance receivables was 3.13% for the year ended December 31, 2012, compared to 3.64% for the year ended December 31, 2011.

Selected major components of general and administrative expense for the year ended December 31, 2012 included $2.7 million of premises and occupancy expense, $1.3 million of audit and tax compliance expense, $1.2 million of data processing expense, $0.6 million of marketing expense and $0.3 million of FDIC insurance fees. In comparison, selected major components of general and administrative expense for the year ended December 31, 2011 included $2.8 million of premises and occupancy expense, $1.7 million of audit and tax compliance expense, $1.0 million of data processing expense, $0.5 million of marketing expense and $0.1 million of FDIC insurance fees.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.9 million for the year ended December 31, 2012, compared to $0.7 million for the year ended December 31, 2011. The increase is primarily due to higher average commitment levels outstanding during the current period.

Provision for credit losses. The provision for credit losses increased $1.8 million, or 43.9%, to $5.9 million for the year ended December 31, 2012 from $4.1 million for the year ended December 31, 2011, primarily due to the impact of portfolio growth and the ongoing seasoning of the portfolio, partially offset by lower charge-offs. Net charge-offs were $4.8 million for the year ended December 31, 2012, compared to $6.5 million for the year ended December 31, 2011. The reduction in net charge-offs was primarily due to improved delinquency migrations. Net charge-offs as a percentage of average total finance receivables decreased to 1.11% during the year ended December 31, 2012, from 1.81% for the year ended December 31, 2011. The allowance for credit losses increased to approximately $6.5 million at December 31, 2012, an increase of $1.1 million from $5.4 million at December 31, 2011.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $7.2 million was recorded for the year ended December 31, 2012, compared to $4.1 million for the year ended December 31, 2011. The change is primarily attributable to the change in pretax income. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.0% for the year ended December 31, 2012, compared to 40.2% for the year ended December 31, 2011. The change in effective tax rate is primarily due to a change in the mix of pretax book income across jurisdictions and entities.

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

Overall, our average net investment in total finance receivables for the year ended December 31, 2011 decreased 7.9% to $358.3 million compared to $389.0 million for the year ended December 31, 2010, due to repayments exceeding originations during 2008 to 2010. During 2008 to 2010, the Company decreased staffing and implemented more restrictive credit policies in order to navigate through the challenging economic environment. However, over the past 18 months preceding December 31, 2011, we had increased staffing levels with respect to sales account executives and adjusted our credit underwriting guidelines in response to economic conditions, in order to increase originations. The end-of-period net investment in total finance receivables at December 31, 2011 was $387.8 million, an increase of 10.3% from $351.6 million at December 31, 2010.

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

	Year Ended December 31,
	2011			2010
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$44,818	$37	0.08%	$38,882	$45	0.12%
Restricted interest-earning deposits with banks	35,188	20	0.06	59,308	67	0.11
Securities available for sale	1,708	54	3.15	1,087	39	3.58
Net investment in leases(2)	357,592	44,112	12.34	386,625	46,872	12.12
Loans receivable(2)	734	46	6.26	2,376	273	11.51

Total interest-earning assets	440,040	44,269	10.06	488,278	47,296	9.68

Non-interest-earning assets:
Cash and due from banks	1,792			1,605
Property and equipment, net	2,142			2,183
Property tax receivables	744			1,554
Other assets(3)	26,729			6,379

Total non-interest-earning assets	31,407			11,721

Total assets	$471,447			$499,999

Interest-bearing liabilities:
Deposits	$130,000	$2,604	2.00%	$92,956	$2,573	2.77%
Short-term borrowings(4)	—	—	—	7,213	345	4.79
Long-term borrowings(4)	141,653	8,812	6.22	221,792	12,695	5.72

Total interest-bearing liabilities	271,653	11,416	4.20	321,961	15,613	4.85

Non-interest-bearing liabilities:
Fair value of derivatives	—			592
Sales and property taxes payable	3,679			4,989
Accounts payable and accrued expenses	8,431			5,748
Net deferred income tax liability	25,802			14,255

Total non-interest-bearing liabilities	37,912			25,584

Total liabilities	309,565			347,545
Stockholders’ equity	161,882			152,454

Total liabilities and stockholders’ equity	$471,447			$499,999

Net interest income		$32,853			$31,683

Interest rate spread(5)			5.86%			4.83%
Net interest margin(6)			7.47%			6.49%
Ratio of average interest-earning assets to average interest-bearing liabilities			161.99%			151.66%

(1)	Average balances are calculated using month-end balances, to the extent such averages are representative of operations.
(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income.
(3)	Includes operating leases.
(4)	Includes effect of transaction costs.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2011 Compared To Year Ended December 31, 2010
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$6	$(14)	$(8)
Restricted interest-earning deposits with banks	(21)	(26)	(47)
Securities available for sale	20	(5)	15
Net investment in leases	(3,570)	810	(2,760)
Loans receivable	(137)	(90)	(227)
Total interest income	(4,802)	1,775	(3,027)

Interest expense:
Deposits	858	(827)	31
Short-term borrowings	(173)	(172)	(345)
Long-term borrowings	(4,908)	1,025	(3,883)
Total interest expense	(2,264)	(1,933)	(4,197)
Net interest income	(3,317)	4,487	1,170

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

Fee income, as a percentage of average total finance receivables, decreased 19 basis points to 3.42% for the year ended December 31, 2011 from 3.61% for the year ended December 31, 2010. Late fees remained the largest component of fee income at 1.87% as a percentage of average total finance receivables for the year ended December 31, 2011 compared to 2.02% for the year ended December 31, 2010. As a percentage of average total finance receivables, net residual income was 1.30% for the year ended December 31, 2011 compared to 1.31% for the year ended December 31, 2010.

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

Provision for income taxes. Income tax expense of $4.1 million was recorded for the year ended December 31, 2011, compared to an expense of $2.5 million for the year ended December 31, 2010. The change is primarily attributable to the change in pretax income recorded for the year ended December 31, 2011. In addition, for the year ended December 31, 2010, the Company recognized a current tax benefit of approximately $0.5 million to reflect interest receivable on amended returns the Company filed in 2011, as described in Note 12 to the Consolidated Financial Statements in Item 8 herein and originally discussed in Note 13 to the Company’s Form 10-K for the year ended December 31, 2010.

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

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Average total finance receivables	$432,829	$358,326	$389,001
Salaries and benefits expense	24,862	22,539	19,966
General and administrative expense	13,547	13,044	12,762
Efficiency ratio(1)	59.98%	70.03%	64.02%
Percent of average total finance receivables:
Salaries and benefits	5.74%	6.29%	5.13%
General and administrative	3.13%	3.64%	3.28%

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

	As of or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Number of sales account executives	114	93	87	38	86
Number of originating sources(1)	1,117	827	604	465	1,014

(1)	Monthly average of origination sources generating lease volume

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a financial services company, we navigated through the challenging economic environment in 2008 and 2009 by tightening credit standards, reducing our workforce and closing three satellite offices. However, as the economic environment began to stabilize in 2010 and 2011, we took actions to add sales account executives to our team, which resulted in growth from 38 sales account executives at December 31, 2009 to 114 at December 31, 2012.

Finance Receivables and Asset Quality

Our net investment in leases and loans increased $115.2 million, or 29.7%, to $503.0 million at December 31, 2012, from $387.8 million at December 31, 2011. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources in this Item 7.

The chart which follows provides our asset quality statistics for each of the five years ended December 31, 2012:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$5,353	$7,718	$12,193	$15,283	$10,988

Charge-offs	(6,358)	(8,624)	(17,095)	(33,575)	(30,231)
Recoveries	1,573	2,125	3,182	3,296	3,032

Net charge-offs	(4,785)	(6,499)	(13,913)	(30,279)	(27,199)

Provision for credit losses	5,920	4,134	9,438	27,189	31,494

Allowance for credit losses, end of period(1)	$6,488	$5,353	$7,718	$12,193	$15,283

Net charge-offs to average total finance receivables(2)	1.11%	1.81%	3.58%	5.42%	3.80%
Allowance for credit losses to total finance receivables, end of period(2)	1.30%	1.39%	2.19%	2.71%	2.30%
Average total finance receivables(2)	$432,829	$358,326	$389,001	$558,311	$715,649
Total finance receivables, end of period(2)	$500,203	$385,984	$352,527	$450,595	$664,902
Delinquencies greater than 60 days past due	$2,444	$1,663	$3,504	$8,334	$12,203
Delinquencies greater than 60 days past due(3)	0.42%	0.38%	0.90%	1.67%	1.59%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	265.47%	321.89%	220.26%	146.30%	125.24%
Non-accrual leases and loans, end of period	$1,395	$829	$1,996	$4,557	$6,380
Renegotiated leases and loans, end of period	$862	$1,052	$2,221	$4,521	$8,256
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—
Interest income included on non-accrual leases and loans(4)	$122	$85	$214	$493	$711
Interest income excluded on non-accrual leases and loans(5)	$21	$23	$46	$103	$92

(1)

At December 31, 2012 and 2011, there was no allowance for credit losses allocated to loans. The allowance for credit losses allocated to loans at December 31, 2010, 2009 and 2008, was $0.1 million, $0.4 million and $0.9 million, respectively.

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

Net charge-offs for the year ended December 31, 2012 were $4.8 million, or 1.11% of average total finance receivables, compared to $6.5 million, or 1.81% of average total finance receivables, for the year ended December 31, 2011. The decrease from the prior year was primarily due to a lower charge-off rate as a percentage of average total finance receivables, partially offset by the growth in average total finance receivables. The decrease in net charge-offs during year ended December 31, 2012 compared to recent years is primarily due to improved delinquency migrations due to the factors discussed above.

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

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.42% at December 31, 2012, 0.38% at December 31, 2011 and 0.90% at December 31, 2010. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

Residual Performance

Our leases offer our end user customers the option to own the equipment at lease expiration. As of December 31, 2012, approximately 67% of our leases were one dollar purchase option leases, 31% were fair market value leases and 2% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of December 31, 2012, there were $29.9 million of residual assets retained on our Consolidated Balance Sheet, of which $23.8 million, or 79.6%, were related to copiers. As of December 31, 2011, there were $32.7 million of residual assets retained on our Consolidated Balance Sheet, of which $26.5 million, or 80.9%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2012 and 2011, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $3.6 million, $4.7 million and $5.1 million of net residual income for the years ended December 31, 2012, 2011 and 2010, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income, net of depreciation, totaled approximately $6.7 million, $7.5 million and $7.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decline in renewal income was primarily due to fewer leases reaching the end of their original contractual terms during 2012, as a result of the lower originations during the 2008 to 2010 timeframe.

For the year ended December 31, 2012, the net loss on residual values disposed at end of term totaled $3.1 million compared to a net loss of $2.8 million for the year ended December 31, 2011. For the year ended December 31, 2010, the net loss on residual values disposed at end of term totaled $2.6 million. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the years ended December 31, 2012, 2011 and 2010, respectively.

Liquidity and Capital Resources

Our business requires a substantial amount of cash to operate and grow. Our primary liquidity need is to fund new originations. In addition, we need liquidity to pay interest and principal on our deposits and borrowings, to pay fees and expenses incurred in connection with our financing transactions, to fund infrastructure and technology investment, to pay dividends and to pay administrative and other operating expenses.

We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of external funding sources for our operations:

•	FDIC-insured certificates of deposit issued by our wholly-owned subsidiary, MBB;

•	borrowings under various bank facilities;

•	financing of leases and loans in various warehouse facilities (all of which have been repaid in full); and

•	financing of leases through term note securitizations (all of which have been repaid in full).

Through the issuance of FDIC-insured certificates of deposit, MBB serves as the Company’s primary funding source. Over time, MBB may offer other products and services to the Company’s customer base. MBB is a Utah state-chartered, Federal Reserve member commercial bank. As such, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

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

Our strategy has generally included funding new originations, other than those funded by MBB, in the short-term with cash from operations or through borrowings under various warehouse and loan facilities. Historically, we executed a term note securitization approximately once a year to refinance and relieve the warehouse and loan facilities. Due to the impact on borrowing costs from unfavorable market conditions and the available capacity in our warehouse and loan facilities at that time, the Company elected not to complete fixed-rate term note securitizations in 2008 or 2009. With the opening of MBB in 2008, we began to fund increasing amounts of new originations through the issuance of FDIC-insured certificates of deposit. Certificates of deposit issued by MBB represent our primary funding source for new originations.

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

On February 12, 2010 we completed an $80.7 million TALF-eligible term asset-backed securitization, of which we elected to defer the issuance of subordinated notes totaling $12.5 million. As with all of the Company’s prior term note securitizations, this financing provided the Company with fixed-cost borrowing and was recorded in long-term borrowings in the Consolidated Balance Sheets. This was a private offering made to qualified institutional buyers pursuant to Rule 144A under the 1933 Act by Marlin Leasing Receivables XII LLC, a wholly-owned subsidiary of Marlin Leasing Corporation. DBRS, Inc. and Standard & Poor’s Ratings Services assigned a AAA rating to the senior tranche of this offering. On December 17, 2012, the Company elected to exercise its call option and pay off the remaining $3.5 million of its 2010 term note securitization. This note repayment in full released approximately $4.7 million in restricted cash previously held by the trustee under such term note securitization. The effective weighted average interest expense over the term of the financing was approximately 3.13%.

On September 24, 2010, the Company’s subsidiary, Marlin Leasing Receivables XIII LLC (“MLR XIII”), closed on a $50.0 million three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility. (See Financial Covenants section which follows in this Item 7.)

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

As previously disclosed, the Company declared a dividend of $0.08 per share on October 29, 2012. The quarterly dividend was paid on November 26, 2012 to shareholders of record on the close of business on November 12, 2012, which resulted in a dividend payment of approximately $1.0 million. It represented the Company’s fifth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

At December 31, 2012, we have approximately $73.5 million of available borrowing capacity in addition to available cash and cash equivalents of $65.0 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 2.26 to 1 at December 31, 2012 and 1.77 to 1 at December 31, 2011.

Net cash used in investing activities was $101.0 million for the year ended December 31, 2012, compared to net cash used in investing activities of $25.3 million for the year ended December 31, 2011 and net cash provided by investing activities of $95.9 million for the year ended December 31, 2010. Investing activities primarily relate to lease payment activity.

Net cash provided by financing activities was $98.7 million for the year ended December 31, 2012, compared to net cash provided by financing activities of $14.5 million for the year ended December 31, 2011 and net cash used in financing activities of $118.0 million for the year ended December 31, 2010. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $24.9 million for the year ended December 31, 2012, compared to net cash provided by operating activities of $16.1 million for the year ended December 31, 2011 and $22.1 million for the year ended December 31, 2010.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from certificates of deposit issued through brokers and direct deposit sources to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using certificates of deposit issued through MBB and advances under our long-term bank facilities. Total cash and cash equivalents available as of December 31, 2012 totaled $65.0 million compared to $42.3 million at December 31, 2011.

Restricted Interest-earning Deposits with Banks. As of December 31, 2012, we also had $3.5 million of cash that was classified as restricted interest-earning deposits with banks, compared to $28.6 million at December 31, 2011. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities. The decline in these balances in 2012 was generally due to the repayment of our term note securitizations.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $15.5 million at December 31, 2012 and $92.0 million at December 31, 2011. Borrowings outstanding consist of the following:

	For the Twelve Months Ended December 31, 2012				As of December 31, 2012
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate(3)	Amount Outstanding	Weighted Average Rate(3)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$10,000	$—	$—	—%	$—	—%	$10,000
Term note securitizations(2)	—	51,084	16,216	4.84%	—	—%	—
Long-term loan facilities	79,028	62,719	34,916	4.63%	15,514	3.50%	63,514

	$89,028		$51,132	4.70%	$15,514	3.50%	$73,514

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2012, MBB had $17.5 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

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

Federal Reserve Discount Window. In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $17.5 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $22.6 million of net investment in leases pledged at December 31, 2012.

Term Note Securitizations. On February 12, 2010 we completed an $80.7 million TALF-eligible term asset-backed securitization, of which we elected to defer the issuance of subordinated notes totaling $12.5 million. As with all of the Company’s prior term note securitizations, this financing provided the Company with fixed-cost borrowing and was recorded in long-term borrowings in the Consolidated Balance Sheets. On December 17, 2012, we elected to exercise our call option and pay off the remaining $3.5 million of the 2010 term note securitization.

Historically, term note securitizations have been one of our sources of funding. In connection with each securitization transaction, we transferred leases to our wholly-owned SPEs and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs were considered VIEs under U.S. GAAP. We were required to consolidate VIEs in which we were deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which were potentially significant to the VIE. During the term of each securitization, we serviced the assets of our VIEs and continued to retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs were included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks were assigned as collateral for these borrowings and there was no further recourse to our general credit. Collateral in excess of these borrowings represented our maximum loss exposure. Our term note securitizations had fixed terms, fixed interest rates and fixed principal amounts. At December 31, 2011, outstanding term securitizations amounted to $45.1 million. At December 31, 2012, all of our term note securitizations had been repaid in full.

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

On September 24, 2010, the Company’s subsidiary, MLR XIII, closed on a $50.0 million three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.

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

Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2012 include:

	Actual(1)	Requirement
Tangible net worth minimum	$174.3 million	$149.5 million
Debt-to-equity ratio maximum	2.25 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0.15 to 1	5.0 to 1
Maximum portfolio delinquency ratio	0.42%	3.50%
Maximum gross charge-off ratio	1.45%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

As of December 31, 2012, the Company was in compliance with terms of its secured borrowing arrangements.

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

At December 31, 2012, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.66%, 15.50% and 16.63%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively. At December 31, 2012, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 29.35%, 31.76% and 32.95%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at December 31, 2012 was $69.3 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. In March 2011, following the expiration of MBB’s three-year de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth. In February 2012, the Company provided MBB with an additional capital contribution of $10.0 million for growth.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” herein.

Items Subsequent to December 31, 2012

The Company declared a dividend of $0.10 per share on January 30, 2013. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.3 million, is scheduled to be paid on February 22, 2013 to shareholders of record on the close of business on February 11, 2013. It represents the Company’s sixth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

In January 2013, the Company provided MBB with $5.0 million of additional capital to support future growth.

Contractual Obligations

In addition to our scheduled maturities on our deposits, credit facilities and term debt, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of December 31, 2012 were as follows:

	Contractual Obligations as of December 31, 2012
Period Ending December 31,	Deposits	Borrowings	Contractual Interest Payments(1)	Operating Leases	Leased Facilities	Capital Leases	Total
	(Dollars in thousands)
2013	$165,511	$4,028	$3,234	$4	$846	$115	$173,738
2014	95,112	—	2,045	4	142	85	97,388
2015	61,588	11,486	1,254	—	—	—	74,328
2016	36,299	—	416	—	—	—	36,715
2017	19,678	—	100	—	—	—	19,778

Total	$378,188	$15,514	$7,049	$8	$988	$200	$401,947

(1)	Includes interest on deposits and borrowings. Interest on the variable-rate long-term loan facilities is assumed at the December 31, 2012 rate for the remaining term.

Subsequent to December 31, 2012, the Company extended its lease agreement on its executive offices in Mount Laurel, New Jersey. The original expiration date of May 2013 was extended to May 2020, with an expected obligation of approximately $1.1 million per year. Concurrently, the Company also entered into a lease agreement for an additional 9,700 square feet at the same location, which commences in June 2014 and expires in May 2020. The expected annual obligation under such lease is approximately $0.2 million per year. These obligations are not reflected in the table above, since they were not in place at December 31, 2012.

There were no off-balance sheet arrangements requiring disclosure at December 31, 2012.

Market Interest-Rate Risk and Sensitivity

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest borrowings and certificates of deposit that the Company issues periodically. Between term note securitization issues, we have historically financed our new lease originations through a combination of variable-rate warehouse facilities and working capital. Most recently, we have also used variable-rate long-term loan facilities to finance our new lease originations. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 55.1% to 100.0% and averaged 72.7%. At December 31, 2012, $15.5 million, or 100.0%, of our borrowings were variable-rate borrowings.

The following table presents the contractually scheduled maturities and the related weighted average interest rates for debt obligations as of December 31, 2012 expected as of and for each year ended through December 31, 2016 and for periods thereafter.

	Scheduled Maturities by Calendar Year
	2013	2014	2015	2016	2017 & Thereafter	Total Carrying Amount
	(Dollars in thousands)
Debt:
Variable-rate debt	$4,028	$—	$11,486	$—	$—	$15,514
Average variable rate	4.75%	—%	3.06%	—%	—%	3.50%

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

For example, the impact of each hypothetical 100-basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended December 31, 2012, would have been to reduce net interest and fee income by approximately $0.3 million based on our average variable-rate borrowings of approximately $34.9 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance affected the presentation of comprehensive income, but did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 deferred those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. ASU 2011-12 did not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements, as reflected in this report. The guidance was effective for interim and annual reporting periods beginning after December 15, 2011. Because ASU 2011-05 and ASU 2011-12 impacted disclosures only, they did not affect the consolidated earnings, financial position or cash flows of the Company.

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, ASU 2013-02 requires presentation in interim and annual financial statements of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, and the income statement line items affected by the reclassification. This information may be presented in a single note or on the face of the financial statements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2012. ASU 2013-02 is not expected to have a significant impact on the Company’s disclosures. Because ASU 2013-02 impacts disclosures only, it will not affect the consolidated earnings, financial position or cash flows of the Company.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

Management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marlin Business Services Corp. and Subsidiaries

Mount Laurel, New Jersey

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 8, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Accounting Standards Update 2011-05, Comprehensive Income.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 8, 2013

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marlin Business Services Corp. and Subsidiaries

Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marlin Business Services Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update 2011-05, Comprehensive Income, and presents components of net income and comprehensive income in two separate but consecutive statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 8, 2013

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$2,472	$1,035
Interest-earning deposits with banks	62,498	41,250

Total cash and cash equivalents	64,970	42,285
Restricted interest-earning deposits with banks (includes $0.0 million and $24.3 million at December 31, 2012 and December 31, 2011, respectively, related to consolidated variable interest entities (“VIEs”))	3,520	28,637
Securities available for sale (amortized cost of $4.8 million and $1.7 million at December 31, 2012 and December 31, 2011, respectively)	4,845	1,780
Net investment in leases and loans (includes $0.0 million and $60.0 million at December 31, 2012 and December 31, 2011, respectively, related to consolidated VIEs)	503,017	387,840
Property and equipment, net	1,970	2,052
Property tax receivables	397	265
Other assets	23,629	23,110

Total assets	$602,348	$485,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$378,188	$198,579
Long-term borrowings (includes $0.0 million and $45.1 million at December 31, 2012 and December 31, 2011, respectively, related to consolidated VIEs)	15,514	92,004
Other liabilities:
Sales and property taxes payable	4,505	2,169
Accounts payable and accrued expenses	12,062	8,791
Net deferred income tax liability	17,829	20,325

Total liabilities	428,098	321,868

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,774,829 and 12,760,266 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	128	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	87,494	85,544
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive income	55	1
Retained earnings	86,575	78,430

Total stockholders’ equity	174,250	164,101

Total liabilities and stockholders’ equity	$602,348	$485,969

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per-share data)
Interest income	$52,975	$44,269	$47,296
Fee income	11,976	12,254	14,041

Interest and fee income	64,951	56,523	61,337
Interest expense	6,882	11,416	15,613

Net interest and fee income	58,069	45,107	45,724
Provision for credit losses	5,920	4,134	9,438

Net interest and fee income after provision for credit losses	52,149	40,973	36,286

Other income:
Insurance income	4,101	3,759	4,106
Loss on derivatives	(6)	(53)	(116)
Other income	1,869	1,945	1,295

Other income	5,964	5,651	5,285

Other expense:
Salaries and benefits	24,862	22,539	19,966
General and administrative	13,547	13,044	12,762
Financing related costs	850	719	680

Other expense	39,259	36,302	33,408

Income before income taxes	18,854	10,322	8,163
Income tax expense	7,157	4,147	2,495

Net income	$11,697	$6,175	$5,668

Basic earnings per share	$0.92	$0.48	$0.44
Diluted earnings per share	$0.91	$0.48	$0.44

Cash dividends declared and paid per share	$0.28	$0.06	$—

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income	$11,697	$6,175	$5,668

Other comprehensive income:
Amortization of net deferred losses on cash flow hedge derivatives	53	161	229
Increase (decrease) in fair value of securities available for sale	36	58	(5)
Tax effect	(35)	(86)	(89)

Total other comprehensive income	54	133	135

Comprehensive income	$11,751	$6,308	$5,803

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2009	12,778,935	$128	$84,674	$(3)	$(267)	$67,353	$151,885
Issuance of common stock	21,398	—	172	—	—	—	172
Repurchase of common stock	(80,925)	(1)	(771)	—	—	—	(772)
Exercise of stock options	35,864	1	161	—	—	—	162
Excess tax benefits from stock-based payment arrangements	—	—	72	—	—	—	72
Stock option compensation recognized	—	—	194	—	—	—	194
Payment of receivables	—	—	—	1	—	—	1
Restricted stock grant	109,393	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	2,486	—	—	—	2,486
Net change related to derivatives, net of tax	—	—	—	—	138	—	138
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	5,668	5,668

Balance, December 31, 2010	12,864,665	$129	$86,987	$(2)	$(132)	$73,021	$160,003
Issuance of common stock	14,597	—	172	—	—	—	172
Repurchase of common stock	(544,766)	(6)	(6,443)	—	—	—	(6,449)
Exercise of stock options	169,611	2	1,232	—	—	—	1,234
Excess tax benefits from stock-based payment arrangements	—	—	1,283	—	—	—	1,283
Stock option compensation recognized	—	—	96	—	—	—	96
Restricted stock grant	256,159	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	2,220	—	—	—	2,220
Net change related to derivatives, net of tax	—	—	—	—	97	—	97
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	36	—	36
Net income	—	—	—	—	—	6,175	6,175
Cash dividends paid	—	—	—	—	—	(766)	(766)

Balance, December 31, 2011	12,760,266	$128	$85,544	$(2)	$1	$78,430	$164,101
Issuance of common stock	8,788	—	136	—	—	—	136
Repurchase of common stock	(145,315)	(2)	(2,187)	—	—	—	(2,189)
Exercise of stock options	89,900	1	850	—	—	—	851
Excess tax benefits from stock-based payment arrangements	—	—	592	—	—	—	592
Stock option compensation recognized	—	—	34	—	—	—	34
Restricted stock grant	61,190	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	2,526	—	—	—	2,526
Net change related to derivatives, net of tax	—	—	—	—	32	—	32
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	22	—	22
Net income	—	—	—	—	—	11,697	11,697
Cash dividends paid	—	—	—	—	—	(3,552)	(3,552)

Balance, December 31, 2012	12,774,829	$128	$87,494	$(2)	$55	$86,575	$174,250

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,697	$6,175	$5,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,259	2,476	2,578
Stock-based compensation	2,560	2,315	2,617
Excess tax benefits from stock-based payment arrangements	(592)	(1,283)	(72)
Amortization of deferred net loss on cash flow hedge derivatives	53	161	229
Change in fair value of derivatives	6	53	(2,303)
Provision for credit losses	5,920	4,134	9,438
Net deferred income taxes	(3,031)	(6,255)	14,078
Amortization of deferred initial direct costs and fees	5,680	5,164	6,999
Deferred initial direct costs and fees	(7,773)	(5,612)	(3,551)
Loss on equipment disposed	3,097	2,827	2,562
Effect of changes in other operating items:
Other assets	(729)	5,040	(14,108)
Other liabilities	5,772	915	(2,071)

Net cash provided by operating activities	24,919	16,110	22,064

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(322,284)	(229,054)	(134,705)
Principal collections on leases and loans	196,171	183,101	213,973
Security deposits collected, net of refunds	(337)	(1,910)	(2,656)
Proceeds from the sale of equipment	4,350	5,079	4,981
Acquisitions of property and equipment	(961)	(823)	(472)
Change in restricted interest-earning deposits with banks	25,117	18,470	16,293
Purchases of securities available for sale	(3,029)	(188)	(1,539)

Net cash provided by (used in) investing activities	(100,973)	(25,325)	95,875

Cash flows from financing activities:
Increase in deposits	179,609	105,660	12,631
Term securitization advances	—	—	68,169
Term securitization repayments	(45,119)	(83,064)	(166,701)
Warehouse and bank facility advances	11,902	40,681	48,109
Warehouse and bank facility repayments	(43,273)	(44,263)	(77,913)
Issuances of common stock	136	172	173
Repurchases of common stock	(2,189)	(6,449)	(772)
Dividends paid	(3,552)	(766)	—
Exercise of stock options	851	1,234	162
Excess tax benefits from stock-based payment arrangements	592	1,283	72
Debt issuance costs	(218)	(14)	(1,900)

Net cash provided by (used in) financing activities	98,739	14,474	(117,970)

Net increase (decrease) in total cash and cash equivalents	22,685	5,259	(31)
Total cash and cash equivalents, beginning of period	42,285	37,026	37,057

Total cash and cash equivalents, end of period	$64,970	$42,285	$37,026

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$5,553	$10,078	$14,147
Net cash paid for income taxes	$9,554	$4,538	$3,878

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The Company

Marlin Business Services Corp. (“Company”) is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act. The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation, the Company provides equipment financing solutions nationwide, primarily to small and mid-sized businesses in a segment of the equipment leasing market commonly referred to in the industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary, which offers property insurance coverage for our lessees’ equipment. Effective March 12, 2008, the Company opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured certificates of deposit. Marlin Business Services Corp. is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act.

References to the “Company,” “Marlin,” “Registrant,” “we,” “us” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Marlin Leasing Corporation and MBB are managed together as a single business segment and are aggregated for financial reporting purposes as they exhibit similar economic characteristics, share the same leasing portfolio and have one product offering. All intercompany accounts and transactions have been eliminated in consolidation.

The Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2011 reflects a reclassification of $1.0 million from “restricted stock compensation recognized” to “excess tax benefits from stock-based payment arrangements.” This change in presentation, which has no impact on the amount of additional paid-in capital, represents a reclassification of tax benefits resulting from the vesting of the restricted stock shares. These amounts are now presented along with tax benefits resulting from the exercise of stock options in “excess tax benefits from stock-based payment arrangements.”

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, to purchase the leased equipment or to return the leased equipment than it does to the equipment type. Management performs reviews of the estimated residual values and historic realization statistics no less frequently than quarterly and any impairment, if other than temporary, is recognized in the current period.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on our projection of probable net credit losses. We evaluate our portfolios on a pooled basis, due to their composition of small balance, homogenous accounts with similar general credit risk characteristics, diversified among a large cross-section of variables including industry, geography, equipment type, obligor and vendor.

We generally consider both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors considered include a migration analysis stratified by industry classification, historic delinquencies and charge-offs, and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. As part of our quantitative analysis we may also consider specifically identified pools of leases separately from the migration analysis, whenever certain identified pools are not expected to perform consistently with their credit characteristics or the portfolio as a whole. These lease pools may be analyzed for impairment separately from the migration analysis and a specific reserve established.

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

Other Assets

Included in other assets on the Consolidated Balance Sheets are deferred transaction costs associated with term note securitization transactions, income taxes receivable, prepaid expenses, accrued fee income, progress payments on equipment purchased to lease and Federal Reserve Bank stock. Deferred transactions costs associated with term note securitization transactions were amortized over the estimated lives of the related term note securitization transactions using a method which approximates the effective interest method.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securitizations

In connection with each of its term note securitization transactions, the Company established a bankruptcy remote special-purpose subsidiary (“SPE”) and issued term debt to institutional investors. These SPEs were considered variable interest entities (“VIEs”) under U.S. GAAP. The Company was required to consolidate VIEs in which it was deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which were potentially significant to the VIE. The Company serviced the assets of its VIEs and retained equity and/or residual interests. Accordingly, assets and related debt of these VIEs were included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted interest-earning deposits with banks were assigned as collateral for these borrowings and there was no further recourse to our general credit. Collateral in excess of these borrowings represented the Company’s maximum loss exposure.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income

Other income includes various administrative transaction fees and fees received from lease syndications, recognized as earned.

Securities Available for Sale

Securities available for sale consist of mutual funds and municipal bonds that are measured at fair value on a recurring basis. Unrealized holding gains or losses of all securities available for sale, net of related deferred income taxes, are reported in accumulated other comprehensive income. Fair value measurement is based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, fair values are based on prices obtained from third-party pricing vendors. See Note 11 for more information on fair value measurement of securities.

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

Financing Related Costs

Financing related costs primarily consist of bank commitment fees paid to our financing sources on the unused portion of loan facilities. These fees are recognized as incurred.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At December 31, 2012 and 2011, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2006 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009, resulting in the recognition of a net tax receivable of approximately $15.4 million as described in Note 12 herein and

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

originally discussed in Note 13 to the Company’s Form 10-K for the year ended December 31, 2010. These amendments are subject to review by the various jurisdictions. The federal amended returns are currently in the review process.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance affected the presentation of comprehensive income, but did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued Accounting Standards Update 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. ASU 2011-12 did not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements, as reflected in this report. The guidance was effective for interim and annual reporting periods beginning after December 15, 2011. Because ASU 2011-05 and ASU 2011-12 impacted disclosures only, they did not affect the consolidated earnings, financial position or cash flows of the Company.

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, ASU 2013-02 requires presentation in interim and

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annual financial statements of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, and the income statement line items affected by the reclassification. This information may be presented in a single note or on the face of the financial statements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2012. ASU 2013-02 is not expected to have a significant impact on the Company’s disclosures. Because ASU 2013-02 impacts disclosures only, it will not affect the consolidated earnings, financial position or cash flows of the Company.

NOTE 3 - Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	December 31,
	2012	2011
	(Dollars in thousands)
Minimum lease payments receivable	$577,545	$437,302
Estimated residual value of equipment	29,913	32,743
Unearned lease income, net of initial direct costs and fees deferred	(95,696)	(74,199)
Security deposits	(2,778)	(3,115)
Loans, including unamortized deferred fees and costs	521	462
Allowance for credit losses	(6,488)	(5,353)

	$503,017	$387,840

At December 31, 2012, a total of $45.1 million of minimum lease payments receivable is assigned as collateral for borrowings.

Initial direct costs net of fees deferred were $9.3 million and $7.2 million as of December 31, 2012 and December 31, 2011, respectively, and are netted in unearned income and will be amortized to income using the effective interest method. At December 31, 2012 and December 31, 2011, $23.8 million and $26.5 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of December 31, 2012:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2013	$228,557	$48,107
2014	164,482	27,825
2015	106,781	13,611
2016	56,561	5,173
2017	20,511	965
Thereafter	653	15

	$577,545	$95,696

Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of December 31, 2012 and December 31, 2011, the Company maintained total finance receivables which were on a non-accrual basis of $1.4 million and $0.8 million, respectively. As of December 31, 2012 and December 31,

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.9 million and $1.1 million, respectively. (See Note 5 for additional asset quality information.)

NOTE 4 - Concentrations of Risk

As of December 31, 2012, leases approximating 11% and 9% of the net investment balance of leases by the Company were located in the states of California and New York, respectively. No other state accounted for more than 9% of the net investment balance of leases owned and serviced by the Company as of December 31, 2012. As of December 31, 2012, no single vendor source accounted for more than 2% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2012. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including the medical, retail, service, manufacturing and restaurant industries, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. As of December 31, 2012, copiers comprised 79.6% of the estimated residual value of leased equipment. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2012. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment. There were no impairments of estimated residual value recorded during the years ended December 31, 2012, 2011 or 2010.

NOTE 5 - Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The chart which follows provides activity in the allowance for credit losses and asset quality statistics for each of the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$5,353	$7,718	$12,193

Charge-offs	(6,358)	(8,624)	(17,095)
Recoveries	1,573	2,125	3,182

Net charge-offs	(4,785)	(6,499)	(13,913)

Provision for credit losses	5,920	4,134	9,438

Allowance for credit losses, end of period(1)	$6,488	$5,353	$7,718

Net charge-offs to average total finance receivables(2)	1.11%	1.81%	3.58%
Allowance for credit losses to total finance receivables, end of period(2)	1.30%	1.39%	2.19%
Average total finance receivables(2)	$432,829	$358,326	$389,001
Total finance receivables, end of period(2)	$500,203	$385,984	$352,527
Delinquencies greater than 60 days past due	$2,444	$1,663	$3,504
Delinquencies greater than 60 days past due(3)	0.42%	0.38%	0.90%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	265.47%	321.89%	220.26%
Non-accrual leases and loans, end of period	$1,395	$829	$1,996
Renegotiated leases and loans, end of period	$862	$1,052	$2,221

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	At December 31, 2012 and 2011, there was no allowance for credit losses allocated to loans. The allowance for credit losses allocated to loans at December 31, 2010 was $0.1 million.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income is not recognized on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At December 31, 2012 and 2011, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the year ended December 31, 2012 were $4.8 million, or 1.11% of average total finance receivables, compared to $6.5 million, or 1.81% of average total finance receivables, for the year ended December 31, 2011. The decrease in net charge-offs during year ended December 31, 2012 compared to recent years is primarily due to improving delinquency migrations, partially offset by the growth in average total finance receivables. Our key credit quality indicator is delinquency status.

NOTE 6 - Property and Equipment, Net

Property and equipment consist of the following:

	December 31,		Depreciable Life
	2012	2011
	(Dollars in thousands)
Furniture and equipment	$2,790	$2,787	7 years
Computer systems and equipment	9,462	8,795	3-5 years
Leasehold improvements	620	620	Shorter of estimated useful life or remaining lease term

Total property and equipment	12,872	12,202
Less—Accumulated depreciation and amortization	(10,902)	(10,150)

Property and equipment, net	$1,970	$2,052

Depreciation and amortization expense was $0.9 million, $1.0 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 7 - Other Assets

Other assets are comprised of the following:

	December 31,
	2012	2011
	(Dollars in thousands)
Accrued fees receivable	$1,583	$1,644
Deferred transaction costs	427	1,219
Prepaid expenses	1,588	1,660
Income taxes receivable (See Note 12 for further discussion)	16,535	16,131
Other	3,496	2,456

	$23,629	$23,110

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At December 31, 2012, MBB had an unfunded commitment of $1.4 million for this activity. Unless renewed prior to termination, MBB’s membership in the consortium will expire in June 2013.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of December 31, 2012, the Company leases all five of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Sherwood, Oregon. These lease commitments are accounted for as operating leases.

The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2012:

	Future Minimum Lease Payment Obligations
Period Ending December 31,	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2013	$115	$850	$965
2014	85	146	231
2015	—	—	—
2016	—	—	—
2017	—	—	—

Total minimum lease payments	$200	$996	$1,196

Less: amount representing interest	(10)

Present value of minimum lease payments	$190

Subsequent to December 31, 2012, the Company extended its lease agreement on its executive offices in Mount Laurel, New Jersey. The original expiration date of May 2013 was extended to May 2020, with an expected obligation of approximately $1.1 million per year. Concurrently, the Company also entered into a lease agreement for an additional 9,700 square feet at the same location, which commences in June 2014 and expires in May 2020. The expected annual obligation under such lease is approximately $0.2 million per year. These obligations are not reflected in the table above, since they were not in place at December 31, 2012.

Rent expense was $1.1 million, $1.1 million and $1.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company has employment agreements with certain senior officers that currently extend through November 12, 2014, with certain renewal options.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits directly from other financial institutions. As of December 31, 2012, the remaining scheduled maturities of time deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
2013	$165,511
2014	95,112
2015	61,588
2016	36,299
2017	19,678

$378,188

All time deposits are in denominations of $250,000 or less. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits outstanding at December 31, 2012 was 0.97%.

NOTE 10 - Long-term Borrowings

Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s term note securitizations and long-term loan facilities are classified as long-term borrowings.

The Company’s total borrowings outstanding consist of the following:

	December 31,
	2012	2011
	(Dollars in thousands)
07-1 Term Note Securitization	$—	$28,212
10-1 Term Note Securitization	—	16,907
Long-term Loan Facilities	15,514	46,885

Total	$15,514	$92,004

For the years ended December 31, 2012, 2011 and 2010, the Company incurred commitment fees on the unused portion of loan facilities of $0.6 million, $0.4 million, and $0.4 million, respectively.

The Company’s short-term and long-term borrowings are collateralized by certain of the Company’s direct financing leases. The Company is restricted from selling, transferring or assigning these leases or placing liens or pledges on these leases. At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,
	2012	2011
	(Dollars in thousands)
07-1 Term Note Securitization	$—	$28,505
10-1 Term Note Securitization	—	25,397
Long-term Loan Facilities	45,076	77,909

Total	$45,076	$131,811

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $10.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $17.5 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $22.6 million of net investment in leases pledged at December 31, 2012.

Term Note Securitizations

06-1 Transaction—On September 21, 2006, the Company closed a $380.2 million term note securitization. On April 15, 2011, the Company elected to exercise its call option and paid off the remaining $12.1 million of its 2006 term note securitization.

07-1 Transaction—On October 24, 2007, the Company closed a $440.5 million term note securitization. In connection with the 2007-1 transaction, seven classes of fixed-rate notes were issued to investors. The weighted average interest coupon approximated 5.70% over the term of the financing. After the effects of hedging and other transaction costs are considered, total interest expense on the 2007-1 term transaction averaged approximately 6.32% over the term of the financing. On April 16, 2012, the Company elected to exercise its call option and paid off the remaining $16.9 million of its 2007 term note securitization.

10-1 Transaction—On February 12, 2010, the Company completed an $80.7 million term asset-backed securitization, of which it elected to defer the issuance of subordinated notes totaling $12.5 million. The two senior classes of notes issued under the securitization constituted eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”) program. This financing provided the Company with fixed-cost borrowing and was recorded in long-term borrowings in the Consolidated Balance Sheets. Total interest expense on the 2010-1 term transaction averaged approximately 3.13% over the term of the financing. On December 17, 2012, the Company elected to exercise its call option and paid off the remaining $3.5 million of its 2010 term note securitization.

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

On September 24, 2010, the Company’s subsidiary, Marlin Leasing Receivables XIII LLC (“MLR XIII”), closed on a $50.0 million three-year committed loan facility with Key Equipment Finance Inc. The facility is secured by a lien on MLR XIII’s assets. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. The maturity date of the facility is September 23, 2013. An event of default such as non-payment of amounts when due under the loan agreement or a breach of covenants may accelerate the maturity date of the facility.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants

The Company’s secured borrowing arrangements contain numerous covenants, restrictions and default provisions that it must comply with in order to obtain funding through the facilities and to avoid an event of default. Some of the critical financial and credit quality covenants under the Company’s borrowing arrangements as of December 31, 2012 include:

	Actual(1)	Requirement
Tangible net worth minimum	$174.3 million	$149.5 million
Debt-to-equity ratio maximum	2.25 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0.15 to 1	5.0 to 1
Maximum portfolio delinquency ratio	0.42%	3.50%
Maximum gross charge-off ratio	1.45%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

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

As of December 31, 2012, the Company was in compliance with the terms of its secured borrowing arrangements.

Scheduled principal and interest payments on outstanding borrowings as of December 31, 2012 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)
Period Ending December 31,
2013	$4,028	$491
2014	—	351
2015	11,486	272
2016	—	—
2017	—	—

Total	$15,514	$1,114

(1)	Interest on variable-rate long-term loan facilities is assumed at the December 31, 2012 rate for the remaining term.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments

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

The three levels are defined as follows:

•	Level 1—Inputs to the valuation are unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs to the valuation may include quoted prices for similar assets and liabilities in active or inactive markets, and inputs other than quoted prices, such as interest rates and yield curves, which are observable for the asset or liability for substantially the full term of the financial instrument.

•

Level 3—Inputs to the valuation are unobservable and significant to the fair value measurement. Level 3 inputs shall be used to measure fair value only to the extent that observable inputs are not available.

The Company characterizes active markets as those where transaction volumes are sufficient to provide objective pricing information, such as an exchange traded price. Inactive markets are typically characterized by low transaction volumes, and price quotations that vary substantially among market participants or are not based on current information.

From time to time, the Company uses derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are measured at fair value on a recurring basis and recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities using measurements classified as Level 2. Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. These inputs include the forward London Interbank Offered Rate (“LIBOR”) curve on which the variable payments are based and the applicable interest-rate swap market curve. The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.

The Company’s balances measured at fair value on a recurring basis include the following as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)
Assets
Securities available for sale	$3,250	$1,595	$1,780	$—
Interest-rate caps purchased	$—	$—	$—	$6

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$64,970	$64,970	$42,285	$42,285
Restricted interest-earning deposits with banks	3,520	3,520	28,637	28,637
Securities available for sale	4,845	4,845	1,780	1,780
Loans	521	521	462	462
Interest-rate caps purchased	—	—	6	6

Liabilities
Deposits	378,188	379,596	198,579	199,760
Long-term borrowings	15,514	15,514	92,004	93,485
Sales and property taxes payable	4,505	4,505	2,169	2,169
Accounts payable and accrued expenses	12,062	12,062	8,791	8,791

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a) Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of December 31, 2012 and December 31, 2011, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

(b) Restricted Interest-Earning Deposits with Banks

The Company maintains various interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at December 31, 2012 and December 31, 2011. This fair value measurement is classified as Level 1.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon various sources of market pricing. Securities are classified within the fair value hierarchy after giving consideration to the activity level in the market for the security type and the observability of the inputs used to determine the fair value. When available, the Company uses quoted prices in active markets and classifies such instruments within Level 1 of the fair value hierarchy. Level 1 securities include mutual funds. When instruments are traded in secondary markets and quoted market prices do not exist for such securities, the Company relies on prices obtained from third-party pricing vendors and classifies these instruments within Level 2 of the fair value hierarchy. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. Level 2 securities include municipal bonds.

(d) Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of the Company’s loans approximates the carrying amount at December 31, 2012 and December 31, 2011. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2.

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

(h) Sales and Property Taxes Payable

The carrying amount of the Company’s sales and property taxes payable approximates fair value as of December 31, 2012 and December 31, 2011, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable and accrued expenses approximates fair value as of December 31, 2012 and December 31, 2011, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

NOTE 12 - INCOME TAXES

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Current:
Federal	$9,045	$9,377	$(10,054)
State	1,143	1,025	(1,462)

Total current	10,188	10,402	(11,516)

Deferred
Federal	(3,077)	(6,243)	11,976
State	46	(12)	2,035

Total deferred	(3,031)	(6,255)	14,011

Total income tax expense	$7,157	$4,147	$2,495

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. For the years ended December 31, 2012, 2011 and 2010, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. We do not expect our unrecognized tax positions to change significantly over the next 12 months.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2006 through the present are subject to examination. No material income tax interest or penalties were incurred for the years ended December 31, 2012, 2011 or 2010.

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes, primarily related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Deferred income tax assets:
Allowance for credit losses	$2,755	$2,334
Interest-rate swaps and caps	65	52
Accrued expenses	1,055	822
Deferred income	1,850	1,510
Deferred compensation	1,671	2,205
Other comprehensive income	—	1
Other	113	310

Total deferred income tax assets	7,509	7,234

Deferred income tax liabilities:
Lease accounting	(22,547)	(25,421)
Deferred acquisition costs	(2,656)	(1,983)
Other comprehensive income	(34)	—
Depreciation	(101)	(155)

Total deferred income tax liabilities	(25,338)	(27,559)

Net deferred income tax liability	$(17,829)	$(20,325)

During the fourth quarter of 2010, the Company completed an analysis of its deferred tax assets and liabilities. As a result of that analysis, the Company determined that it had over-reported lease revenues in its previously filed income tax returns. As a result of the planned amendments for the years 2006 through 2009 to claim appropriate refunds, during the fourth quarter of 2010 the Company increased its current income taxes receivable by $15.4 million and recognized a current tax benefit of approximately $0.5 million to reflect interest receivable on such amended returns. During 2011, the Company filed the amended income tax returns for the expected refunds. These amendments are subject to review by the various jurisdictions. The federal amended returns are currently in the review process. The statute of limitations has been extended to December 31, 2014 for tax periods ended December 31, 2006 to 2009. The Company’s current income taxes receivable represents management’s best estimate of amounts expected to be received.

As of December 31, 2012, the Company has utilized all of its federal net operating loss carryforwards generated in prior tax years.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.1%	5.1%	4.6%
Other permanent differences	0.1%	0.2%	0.1%
Interest on amended returns	(0.3)%	—%	(6.1)%
Other	(0.9)%	(0.1)%	(3.0)%

Effective rate	38.0%	40.2%	30.6%

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Earnings Per Common Share

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$11,697	$6,175	$5,668
Less: net income allocated to participating securities	(500)	(453)	(420)

Net income allocated to common stock	$11,197	$5,722	$5,248

Weighted average common shares outstanding	12,739,072	12,877,337	12,836,340
Less: Unvested restricted stock awards considered participating securities	(562,772)	(953,674)	(950,975)

Adjusted weighted average common shares used in computing basic EPS	12,176,300	11,923,663	11,885,365

Basic EPS	$0.92	$0.48	$0.44

Diluted EPS
Net income allocated to common stock	$11,197	$5,722	$5,248

Adjusted weighted average common shares used in computing basic EPS	12,176,300	11,923,663	11,885,365
Add: Effect of dilutive stock options	83,034	66,700	65,811

Adjusted weighted average common shares used in computing diluted EPS	12,259,334	11,990,363	11,951,176

Diluted EPS	$0.91	$0.48	$0.44

For the years ended December 31, 2012, 2011 and 2010, options to purchase 44,911, 322,623 and 376,151 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Stockholders’ Equity

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

During the year ended December 31, 2012, the Company purchased 33,546 shares of its common stock in the open market at an average cost of $17.91 per share. The Company purchased 400,475 shares of its common stock at an average cost of $11.74 per share during the year ended December 31, 2011. The Company purchased 21,822 shares of its common stock at an average cost of $10.43 per share during the year ended December 31, 2010. At December 31, 2012, the Company had $5.1 million remaining in its stock repurchase plan authorized by the Board of Directors.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan as Amended (the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 111,769, 144,291 and 59,103 shares repurchased to cover income tax withholding during the years ended December 31, 2012, 2011 and 2010, respectively, at average per-share costs of $14.21, $12.12 and $9.12, respectively.

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

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s Tier 1 Capital balance at December 31, 2012 was $69.3 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At December 31, 2012, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at December 31, 2012.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	29.35%	$174,195	4%	$23,742	5%		$29,678
Marlin Business Bank	15.66%	$69,344	5%	$22,141	5%		$22,141
Tier 1 Risk-based Capital
Marlin Business Services Corp.	31.76%	$174,195	4%	$21,941	6%		$32,911
Marlin Business Bank	15.50%	$69,344	6%	$26,842	6%		$26,842
Total Risk-based Capital
Marlin Business Services Corp.	32.95%	$180,723	8%	$43,881	10%		$54,851
Marlin Business Bank	16.63%	$74,388	15%	$67,106	10	%(1)	$44,737

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.63% at December 31, 2012 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

Dividends. The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings.

NOTE 15 - Stock-Based Compensation

Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. In May 2012, the Company’s shareholders approved an increase of 850,000 shares authorized for issuance under the Company’s 2003 Plan. As a result, the aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 4,150,000. Not more than 2,500,000 of such shares shall be available for issuance as restricted stock grants. There were 1,032,029 shares available for future grants under the 2003 Plan as of December 31, 2012, of which 869,902 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $2.6 million, $2.3 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.6 million, $1.3 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no stock options granted during the years ended December 31, 2012 and 2011. In addition to the stock options granted pursuant to the May 2010 stock option exchange program discussed below, there were 5,000 stock options granted during the year ended December 31, 2010.

The fair value of each stock option granted during the year ended 2010 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant-date fair value of stock options issued for the year ended 2010 was $7.64 per share, excluding the stock options granted pursuant to the stock option exchange program discussed below.

The following weighted average assumptions were used for valuing option grants made during the year ended 2010:

Assumptions December 31,
Weighted Averages:	2010
Risk-free interest rate	2.18%
Expected life (years)	4.8
Expected volatility	79%
Expected dividends	—

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

option, including consideration of the ratio of stock price to the exercise price at which exercise is expected to occur. The binomial valuation model with consistent assumptions was used for both the surrendered stock options and the new replacement options under the stock option exchange program.

A summary of option activity for the each of the three years in the period ended December 31, 2012 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2009	778,161	$12.20
Granted	146,421	12.40
Exercised	(35,864)	4.49
Forfeited	(240,565)	19.42
Expired	—	—

Outstanding, December 31, 2010	648,153	$9.99
Granted	—	—
Exercised	(169,611)	7.27
Forfeited	(3,325)	13.72
Expired	—	—

Outstanding, December 31, 2011	475,217	$10.93
Granted	—	—
Exercised	(89,900)	9.47
Forfeited	(17,154)	10.33
Expired	(4,644)	19.78

Outstanding, December 31, 2012	363,519	$11.21

During the years ended December 31, 2012, 2011 and 2010, the Company recognized total compensation expense related to options of $0.1 million, $0.1 million and $0.2 million, respectively.

There were 89,900, 169,611 and 35,864 stock options exercised during the years ended December 31, 2012, 2011 and 2010, respectively. The total pretax intrinsic value of stock options exercised was $0.7 million, $0.7 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2012:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$7.17 - 9.52	194,371	2.3	9.01	2,148	90,027	2.5	8.42	1,048
$12.08 - 12.41	114,016	4.4	12.40	873	33,414	4.4	12.39	256
$14.00 - 16.01	37,672	1.0	14.34	215	37,672	1.0	14.34	215
$20.35 - 21.50	17,460	0.8	21.08	—	17,460	0.8	21.08	—

	363,519	2.8	11.21	$3,236	178,573	2.4	11.65	$1,519

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.06 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2012, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 1.1 years. As of December 31, 2012, $0.7 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 3.2 years.

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

Of the total restricted stock awards granted during the year ended December 31, 2012, 29,405 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2012, 2011 and 2010 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of the non-vested restricted stock during the each of the three years in the period ended December 31, 2012:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2009	1,023,403	$7.74
Granted	125,485	10.58
Vested	(178,717)	8.22
Forfeited	(16,142)	15.27

Outstanding at December 31, 2010	954,029	$7.90
Granted	293,120	11.13
Vested	(419,704)	5.93
Forfeited	(36,961)	11.81

Outstanding at December 31, 2011	790,484	$9.96
Granted	92,689	14.69
Vested	(327,707)	8.08
Forfeited	(31,499)	10.49

Outstanding at December 31, 2012	523,967	$11.94

During the years ended December 31, 2012, 2011 and 2010, the Company granted restricted stock awards with grant date fair values totaling $1.4 million, $3.3 million and $1.3 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $2.5 million, $2.2 million and $2.4 million of compensation expense related to restricted stock for the years ended December 31, 2012, 2011 and 2010, respectively.

Of the $2.5 million total compensation expense related to restricted stock for the year ended December 31, 2012, approximately $1.0 million related to accelerated vesting during the first quarter of 2012, based on the achievement of certain performance criteria determined annually. Of the $2.2 million total compensation expense related to restricted stock for the year ended December 31, 2011, approximately $0.6 million related to accelerated vesting during the first quarter of 2011, which was also based on the achievement of certain performance criteria determined annually.

As of December 31, 2012, there was $3.4 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.6 years. In the event individual performance targets are achieved, $1.0 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 0.7 years. In addition, certain of the awards granted may result in the issuance of 58,336 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair values of shares that vested during the years ended December 31, 2012, 2011 and 2010 were $4.7 million, $5.1 million and $1.6 million, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In October 2003, the Company adopted the Employee Stock Purchase Plan (the “2003 ESPP”). Under the terms of the 2003 ESPP, employees had the opportunity to purchase shares of common stock during designated offering periods equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the purchase date. Participants were limited to 10% of their compensation. The aggregate number of shares under the ESPP that was available for issue was 200,000. During the years ended 2011 and 2010, 14,597 and 21,398 shares, respectively, of common stock were sold for $0.2 million and $0.2 million, respectively, pursuant to the terms of the 2003 ESPP. As of December 31, 2011, there were no shares remaining available for issuance under the 2003 ESPP. In accordance with the terms of the 2003 ESPP, termination of the plan occurred in December 2011 when all shares available for issuance under the 2003 ESPP had been issued.

In May 2012, the Company’s shareholders approved the adoption of the Company’s 2012 Employee Stock Purchase Plan (the “2012 ESPP”). Under the terms of the 2012 ESPP, employees have the opportunity to set aside up to 10% of their compensation (subject to certain maximums) and to purchase shares of common stock during designated offering periods at a price equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the fair market value per share on the purchase date. The aggregate number of shares that may be issued under the 2012 ESPP is 140,000. During the year ended December 31, 2012, 8,788 shares of common stock were sold for $0.1 million pursuant to the terms of the 2012 ESPP. As of December 31, 2012, there were 131,212 shares remaining available for issuance under the 2012 ESPP.

NOTE 16 - Employee 401(k) Plan

The Company adopted a 401(k) plan (the “401(k) Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the 401(k) Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service guidelines. Effective July 1, 2007, the 401(k) Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. The Company’s Board of Directors voted to authorize the doubling of the required match for the calendar year 2012. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2012, 2011 and 2010 were approximately $0.4 million, $0.2 million and $0.1 million, respectively.

NOTE 17 - Related Party Transactions

The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Company’s Chief Executive Officer, is the President of The Selzer Company. The Company does not have any contractual arrangement with The Selzer Group or Richard Dyer, nor does it pay either of them any direct fees. Insurance premiums paid to The Selzer Company were $0.5 million, $0.5 million and $0.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 18 - Events Subsequent to Year-End

The Company declared a dividend of $0.10 per share on January 30, 2013. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.3 million, is scheduled to be paid on February 22, 2013 to shareholders of record on the close of business on February 11, 2013. It represents the Company’s sixth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Supplementary Data

The selected unaudited quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per-share data)
Year ended December 31, 2012
Interest income	$12,052	$12,831	$13,688	$14,404
Fee income	3,114	2,774	2,966	3,122
Interest and fee income	15,166	15,605	16,654	17,526
Interest expense	2,129	1,792	1,496	1,465
Provision for credit losses(1)	1,102	1,031	1,414	2,373
Income tax expense	1,038	1,872	2,183	2,064
Net income	1,649	2,988	3,415	3,645
Basic earnings per share	0.13	0.24	0.27	0.29
Diluted earnings per share	0.13	0.23	0.27	0.28
Cash dividends declared per share	0.06	0.06	0.08	0.08
Net investment in leases and loans	412,553	443,231	472,059	503,017
Total assets	512,671	532,521	579,037	602,348

Year ended December 31, 2011
Interest income	$10,900	$10,863	$11,073	$11,433
Fee income	3,132	2,926	3,105	3,091
Interest and fee income	14,032	13,789	14,178	14,524
Interest expense	3,292	3,063	2,706	2,355
Provision for credit losses	1,179	924	837	1,194
Income tax expense	464	933	1,169	1,581
Net income	754	1,530	1,831	2,060
Basic earnings per share	0.06	0.12	0.14	0.16
Diluted earnings per share	0.06	0.12	0.14	0.16
Cash dividends declared per share	—	—	—	0.06
Net investment in leases and loans	348,019	354,525	367,000	387,840
Total assets	474,267	467,248	473,382	485,969

(1)

The increase to the provision for credit losses from the third quarter of 2012 to the fourth quarter of 2012 is a result of portfolio growth combined with higher charge-offs. The increased charge-offs were primarily due to portfolio growth and seasoning in combination with the timing of defaults.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2012, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the 1934 Act. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the 1934 Act) are designed and operating effectively to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting—Our Chief Executive Officer and Chief Financial Officer provided a report on behalf of management on our internal control over financial reporting. The full text of management’s report is contained in Item 8 of this Form 10-K and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm—The attestation report of our independent registered public accounting firm on their assessment of internal control over financial reporting is contained in Item 8 of this Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2013 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.	Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedules are omitted because they are not applicable or are not required or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits.

Number	Description

1.1(5)	Purchase Agreement, dated November 15, 2006, between Piper Jaffray & Co., Primus Capital Fund IV Limited Partnership and its affiliate and Marlin Business Services Corp.

3.1(6)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

4.1(1)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(14)†	2003 Equity Compensation Plan of the Registrant, as amended.

10.2(10)†	Amendment 2009-1 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.3(10)†	Amendment 2009-2 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.4(10)†	Amendment 2009-3 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.5(14)†	2012 Employee Stock Purchase Plan of the Registrant.

10.6(2)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation.

10.7(1)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.8(8)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between Daniel P. Dyer and the Registrant.

10.9(1)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.10(4)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.

10.11(8)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between George D. Pelose and the Registrant.

10.12(12)†	Compensation Policy for Non-Employee Independent Directors.

10.13(7)	Letter Agreement, dated as of June 11, 2007 and effective as of March 11, 2008, by and between the Registrant, Peachtree Equity Investment Management, Inc. and WCI (Private Equity) LLC.

10.14(9)	Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC.

10.15(11)	Receivables Loan and Security Agreement, dated as of September 24, 2010, by and among Marlin Leasing Receivables XIII LLC, Marlin Leasing Corporation, Key Equipment Finance Inc., the lenders party thereto and Wells Fargo Bank, National Association.

10.16(13)	First Amendment, dated as of June 26, 2012, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

16.1(3)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.

21.1	List of Subsidiaries (Filed herewith)

23.1	Consent of Deloitte & Touche LLP (Filed herewith)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

101	Financial statements from the Annual Report on Form 10-K of the Company for the period ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (Submitted electronically with this report)

†	Management contract or compensatory plan or arrangement.

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

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 26, 2012 filed on July 2, 2012, and incorporated by reference herein.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form DEF 14A filed on April 23, 2012, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2013

MARLIN BUSINESS SERVICES CORP.

By:	/s/ DANIEL P. DYER
Daniel P. Dyer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ DANIEL P. DYER	Chief Executive Officer and President	March 8, 2013
	Daniel P. Dyer	(Principal Executive Officer)

By:	/s/ LYNNE C. WILSON	Chief Financial Officer and	March 8, 2013
	Lynne C. Wilson	Senior Vice President
(Principal Financial and
Accounting Officer)

By:	/s/ KEVIN J. MCGINTY	Chairman of the Board of Directors	March 8, 2013
Kevin J. McGinty

By:	/s/ JOHN J. CALAMARI	Director	March 8, 2013
John J. Calamari

By:	/s/ LAWRENCE J. DEANGELO	Director	March 8, 2013
Lawrence J. DeAngelo

By:	/s/ EDWARD GRZEDZINSKI	Director	March 8, 2013
Edward Grzedzinski

By:	/s/ MATTHEW J. SULLIVAN	Director	March 8, 2013
Matthew J. Sullivan

By:	/s/ J. CHRISTOPHER TEETS	Director	March 8, 2013
J. Christopher Teets

By:	/s/ JAMES W. WERT	Director	March 8, 2013
James W. Wert