Form 10-K/A
period 2012-12-31
MARLIN BUSINESS SERVICES CORP
filed 2013-04-30
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-50448

Marlin Business Services Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3686388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

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

The number of shares of registrant’s common stock outstanding as of April 26, 2013 was 12,861,622 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Marlin Business Services Corp., a Pennsylvania corporation (“Company,” “Marlin,” “Registrant,” “we,” “us” or “our”) for the year ended December 31, 2012 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 8, 2013 (the “Original Filing”) and is being filed solely for the limited purpose of providing the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file our definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external financing; (d) the effectiveness of our hedges; (e) our understanding of our competition; and (f) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel;

•	general volatility of the capital markets; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1A of our Form 10-K.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Set forth below is biographical and other information as of March 1, 2013 as to each director’s positions and offices held with the Company, principal occupations during the past five years, directorships of public companies and other organizations held during the past five years and the specific experience, qualifications, attributes or skills that, in the opinions of the Nominating and Governance Committee and the Board of Directors, led to the conclusion that each director should serve as a director of the Company:

Name	Age	Principal Occupation	Director Since
John J. Calamari	58	Former Executive Vice President and Chief Financial Officer of J.G. Wentworth	2003
Lawrence J. DeAngelo	46	Managing Director of SunTrust Robinson Humphrey Investment Bank	2001
Daniel P. Dyer	54	CEO of Marlin Business Services Corp.	1997
Edward Grzedzinski	57	Managing Partner of GTX Partners, LLC	2006
Kevin J. McGinty	64	Managing Director of Peppertree Capital Management Inc.	1998
Matthew J. Sullivan	55	Partner with Peachtree Equity Partners	2008
J. Christopher Teets	40	Partner of Red Mountain Capital Partners LLC.	2010
James W. Wert	66	President & CEO of CM Wealth Advisors, Inc.	1998

John J. Calamari:

Biography. Mr. Calamari has been a director since November 2003. Since November 2009, Mr. Calamari has served as an independent consultant in accounting and financial matters for various clients in diverse industries. Mr. Calamari served as the Executive Vice President and Chief Financial Officer of J.G. Wentworth from March 2007 until November 2009. Prior to that time, Mr. Calamari was Senior Vice President, Corporate Controller of Radian Group Inc., where he oversaw Radian’s global controllership functions, a position he held after joining Radian in September 2001. From 1999 to August 2001, Mr. Calamari was a consultant to the financial services industry, where he structured new products and strategic alliances, established financial and administrative functions and engaged in private equity financing for startup enterprises. Mr. Calamari served as Chief Accountant of Advanta from 1988 to 1998, as Chief Financial Officer of Chase Manhattan Bank Maryland and Controller of Chase Manhattan Bank (USA) from 1985 to 1988 and as Senior Manager at Peat, Marwick, Mitchell & Co. (now KPMG LLP) prior to 1985. In addition, Mr. Calamari served as a director of Advanta National Bank, Advanta Bank USA and Credit One Bank. Mr. Calamari received his undergraduate degree in accounting from St. John’s University in 1976.

Qualifications. Mr. Calamari has over 35 years of banking and financial experience, including five years serving in the role of Chief Financial Officer for a bank and a financial services company. Mr. Calamari achieved the level of certified public accountant, and he has served as Chairman of the Company’s Audit Committee since July 2004. He has seven years of past service as a director of several non-public banks and financial services companies. Mr. Calamari has also had leadership positions with various community organizations. The Board has determined that Mr. Calamari is an independent director and is financially literate and an audit committee financial expert within the meaning of applicable SEC rules. The Board views Mr. Calamari’s independence, his banking and financial experience, his experience as a director of other companies and his demonstrated leadership roles in business and community activities as important qualifications, skills and experience for the Board’s conclusion that Mr. Calamari should serve as a director of the Company.

Lawrence J. DeAngelo:

Biography. Mr. DeAngelo has been a director since July 2001. Mr. DeAngelo is a Managing Director with SunTrust Robinson Humphrey, an investment bank based in Atlanta, Georgia. Mr. DeAngelo served as a Managing Director with Roark Capital Group, a private equity firm based in Atlanta, Georgia from 2005 until January 2010. Prior to joining Roark in 2005, Mr. DeAngelo was a Managing Director of Peachtree Equity Partners, a private equity firm based in Atlanta, Georgia. Prior to co-founding Peachtree in April 2002, Mr. DeAngelo held numerous positions at Wachovia Capital Associates, the private equity investment group of Wachovia Bank, from 1996 to April 2002, the most recent of which was Managing Director. From 1995 to 1996, Mr. DeAngelo worked at

Seneca Financial Group, and from 1992 to 1995, Mr. DeAngelo worked in the Corporate Finance Department at Kidder, Peabody & Co. From 1990 to 1992, Mr. DeAngelo attended business school. From 1988 to 1990, Mr. DeAngelo was a management consultant with Peterson & Co. Consulting. Mr. DeAngelo received his undergraduate degree in economics from Colgate University and his MBA from the Yale School of Management.

Qualifications. Mr. DeAngelo has over 20 years of experience as an investment banker and private equity professional, including 13 years serving in the role of Managing Director for a variety of private equity firms. He served as Chairman of the Company’s Nominating and Governance Committee from November 2003 to March 2009, and has served as Chairman of the Company’s Compensation Committee since March 2009. He has served as a director of 10 privately held companies. The Board has determined that Mr. DeAngelo is an independent director and is financially literate within the meaning of applicable SEC rules. The Board views Mr. DeAngelo’s independence, his investment banking and private equity experience, his experience as a director of other companies and his demonstrated leadership roles in business as important qualifications, skills and experience for the Board’s conclusion that Mr. DeAngelo should serve as a director of the Company.

Daniel P. Dyer:

Biography. Mr. Dyer has been Chief Executive Officer since co-founding the Company in 1997. In December of 2006, Mr. Dyer also assumed the role of President of the Company. From 1986 to 1997, Mr. Dyer served in a number of positions with Advanta Business Services, including Senior Vice President and Chief Financial Officer, where he was responsible for financial, IT, strategic planning and treasury functions. Mr. Dyer received his undergraduate degree in accounting and finance from Shippensburg University and is a licensed certified public accountant (non-active status). In November 2012, Mr. Dyer was elected to serve on the Board of Directors of the Equipment Leasing and Finance Association (ELFA) for 2013.

Qualifications. Mr. Dyer has over 29 years of experience in financial services, including over 25 years experience in the equipment leasing industry. Mr. Dyer is co-founder of the Company and has served as Chairman of the Company’s Board of Directors from the Company’s inception in 1997 to March 2009, and he has served as the Company’s Chief Executive Officer since 1997. He has seven years of past service as a director of privately held companies. Mr. Dyer has also held leadership positions with various community organizations and industry related organizations including the Equipment Leasing and Finance Association’s Industry Futures Council and Foundation. The Board views Mr. Dyer’s leadership ability along with his significant industry knowledge and broad financial services expertise as important qualifications, skills and experience for the Board’s conclusion that Mr. Dyer should serve as a director of the Company.

Edward Grzedzinski:

Biography. Mr. Grzedzinski has been a director since May 2006. Mr. Grzedzinski is a Managing Partner of GTX Partners LLC, a provider of information security and payment card industry compliance services. Mr. Grzedzinski served as the Chairman and Chief Executive Officer of NOVA Corporation from September 1995 to November 2004, and Vice Chairman of US Bancorp from July 2001 to November 2004. Mr. Grzedzinski has over 25 years of experience in the electronic payments industry and co-founded the predecessor of NOVA Corporation, NOVA Information Systems, in 1991. Mr. Grzedzinski served as a member of the Managing Committee of US Bancorp, and was a member of the Board of Directors of US Bank, N.A. Mr. Grzedzinski also served as Chairman of euroConex Technologies, Limited, a European payment processor owned by US Bancorp, until November 2004 and was a member of the Board of Directors of Indus International Inc., a global provider of enterprise asset management products and services, until October 2004. Mr. Grzedzinski was also Chairman of Veracity Payment Solutions, Inc., a payment processing and information services company, from 2007 until 2011 and is a director of Neenah Paper, Inc.

Qualifications. Mr. Grzedzinski has over 25 years of experience in leadership roles with financial services companies, including 10 years serving in the role of Chief Executive Officer for an electronic payment services company. Mr. Grzedzinski has served as Chairman of the Company’s Nominating Committee since March 2009. He has eight years of service as a director of public companies, and has also spent over five years serving on the boards of several non-public financial services companies. Mr. Grzedzinski has also had leadership positions with various cultural and community organizations. The Board has determined that Mr. Grzedzinski is an independent director and is financially literate within the meaning of applicable SEC rules. The Board views Mr. Grzedzinski’s independence, his financial services experience, his experience as a director of other companies and his demonstrated leadership roles in business and community activities as important qualifications, skills and experience for the Board’s conclusion that Mr. Grzedzinski should serve as a director of the Company.

Kevin J. McGinty:

Biography. Mr. McGinty has been a director since February 1998 and has served as non-executive Chairman of the Board of Directors of the Company since March 2009. Mr. McGinty is Managing Director of Peppertree Capital Management, Inc. (“Peppertree”), a private equity fund management firm. Prior to founding Peppertree in January 2000, Mr. McGinty served as a Managing Director of Primus Venture Partners during the period from 1990 to December 1999. In both organizations Mr. McGinty was involved in private equity investing, both as a principal and as a limited partner. From 1970 to 1990, Mr. McGinty was employed by Society National Bank, now KeyBank, N.A., where in his final position he was an Executive Vice President. Mr. McGinty received his undergraduate degree in economics from Ohio Wesleyan University and his MBA in finance from Cleveland State University.

Qualifications. Mr. McGinty has over 40 years of experience in the banking and private equity industries, including 20 years as an officer of a bank and over 20 years serving in the role of Managing Director for a variety of private equity firms. He served as Chairman of the Company’s Compensation Committee from November 2003 to March 2009, and has served as Chairman of the Company’s Board of Directors since March 2009. He has 25 years of past service as a director of privately held companies. Mr. McGinty has also had leadership positions with various cultural and community organizations. The Board has determined that Mr. McGinty is an independent director and is financially literate within the meaning of applicable SEC rules. The Board views Mr. McGinty’s independence, his banking experience, his experience as a director of other companies and his demonstrated leadership roles in business and community activities as important qualifications, skills and experience for the Board’s conclusion that Mr. McGinty should serve as a director of the Company.

Matthew J. Sullivan:

Biography. Mr. Sullivan has been a director since April 2008. Mr. Sullivan is a Partner with Peachtree Equity Partners (“Peachtree”), a private equity investment firm. Mr. Sullivan co-founded Peachtree in 2002. From 1994 to 2002, Mr. Sullivan held numerous positions at Wachovia Capital Associates, the private equity investment group of Wachovia Bank, the most recent of which was Managing Director. From 1983 to 1994, Mr. Sullivan worked in the Corporate Finance Department at Kidder, Peabody & Co. and previously with Arthur Andersen & Company where he earned his certified public accountant license (currently non-active status). Mr. Sullivan received his undergraduate degree in finance from the University of Pennsylvania and his MBA from Harvard Business School.

Qualifications. Mr. Sullivan has over 20 years of experience as an investment banker and private equity professional, including over 10 years serving in the role of Managing Director for a variety of private equity firms. He has over 10 years of past service as a director of privately held companies. Mr. Sullivan has also had leadership positions with various cultural and community organizations. The Board has determined that Mr. Sullivan is an independent director and is financially literate within the meaning of applicable SEC rules. The Board views Mr. Sullivan’s independence, his investment banking and private equity experience, his experience as a director of other companies and his demonstrated leadership roles in business and community activities as important qualifications, skills and experience for the Board’s conclusion that Mr. Sullivan should serve as a director of the Company.

J. Christopher Teets:

Biography. Mr. Teets has been a director since May 2010. Mr. Teets has served as a Partner of Red Mountain Capital Partners LLC (“Red Mountain”), an investment firm, since February 2005. Before joining Red Mountain in 2005, Mr. Teets was an investment banker at Goldman Sachs & Co. Prior to joining Goldman Sachs in 2000, Mr. Teets worked in the investment banking division of Citigroup. Mr. Teets has served as a director of Air Transport Services Group, Inc. since February 2009 and has served as a director of Encore Capital Group, Inc. since May 2007. Mr. Teets also served as a director of Affirmative Insurance Holdings, Inc. from August 2008 until September 2011. Mr. Teets holds a bachelor’s degree from Occidental College and an MSc degree from the London School of Economics.

Qualifications. Mr. Teets has over 15 years of experience as an investment banker and investment professional, which includes advising and investing in financial institutions. Mr. Teets’ experience also includes eight years serving as a Partner for an investment firm. He has five years of service as a director of other public companies and currently sits on the boards of two such companies. The Board has determined that Mr. Teets is an independent director, and is financially literate. The Board views Mr. Teets’ independence, his investment banking and public and private investing experience, his experience with financial institutions, his experience as a director of other public companies and his demonstrated leadership roles in business as important qualifications, skills and experience for the Board’s conclusion that Mr. Teets should serve as a director of the Company.

James W. Wert:

Biography. Mr. Wert has been a director since February 1998. Mr. Wert is President and CEO of CM Wealth Advisors, Inc. f/k/a Clanco Management Corp., which is a wealth management and investment advisory firm headquartered in Cleveland, Ohio. Prior to joining Clanco in May 2000, Mr. Wert served as Chief Financial Officer and then Chief Investment Officer of KeyCorp, a financial services company based in Cleveland, Ohio, and its predecessor, Society Corporation, until 1996, holding a variety of capital markets and corporate banking leadership positions spanning his 25 year banking career. Mr. Wert received his undergraduate degree in finance from Michigan State University in 1971 and completed the Stanford University Executive Program in 1982. Mr. Wert also serves as Vice Chairman and Director of Park-Ohio Holdings Corp.

Qualifications. Mr. Wert has over 25 years of experience in the banking and financial services industries, including 20 years as a senior officer of a bank. He served as Chairman of the Company’s Audit Committee from November 2003 to July 2004. He has 19 years of service as a director of public companies, and has also spent 16 years serving on the boards of several non-public entities. Mr. Wert has also had leadership positions with various cultural and community organizations. The Board has determined that Mr. Wert is an independent director and is financially literate and an audit committee financial expert within the meaning of applicable SEC rules. The Board views Mr. Wert’s independence, his banking and financial services experience, his experience as a director of other companies and his demonstrated leadership roles in business and community activities as important qualifications, skills and experience for the Board’s conclusion that Mr. Wert should serve as a director of the Company.

Our Executive Officers

The names of our current executive officers, their ages as of March 1, 2013, and their positions are shown below:

Name	Age	Principal Occupation
Daniel P. Dyer	54	President and Chief Executive Officer
George D. Pelose	48	Chief Operating Officer
Edward J. Siciliano	50	Chief Sales Officer
Lynne C. Wilson	50	Chief Financial Officer

The Board chooses executive officers, who then serve at the Board’s discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of Marlin.

For information regarding Mr. Dyer, please refer to “Our Board of Directors” above.

Mr. Pelose has been with our Company since 1999. From 1999 to 2011, Mr. Pelose served as General Counsel and Secretary of the Company. In December 2006, Mr. Pelose became the Chief Operating Officer of the Company. From 1997 to 1999, Mr. Pelose was an attorney with Merrill Lynch Asset Management, providing legal and transactional advice to a portfolio management team that invested principally in bank loans and high-yield debt securities. From 1994 to 1997, Mr. Pelose was an associate at Morgan, Lewis & Bockius LLP in the firm’s Business & Finance section where he worked on a variety of corporate transactions, including financings, mergers, acquisitions, private placements and public offerings. From 1991 to 1994, Mr. Pelose attended law school. From 1986 to 1991, Mr. Pelose was a corporate loan officer in the commercial lending division of PNC Bank. Mr. Pelose received both his undergraduate degree in economics and his law degree from the University of Pennsylvania, both with honors. Mr. Pelose is licensed to practice law in New Jersey and Pennsylvania.

Mr. Siciliano has been our Chief Sales Officer since 2007. Prior to joining Marlin, he most recently served as Vice President of Sales and Marketing for ALK Technologies, a global logistics software company based in Princeton NJ. Prior to that, Mr. Siciliano served as Senior Vice President of Sales and Marketing for AppliedTheory, a company focused on application development and hosting where he built out a new national sales force and helped take the company public. He started his sales career in 1985 at Xerox and spent 11 years in various sales and sales leadership roles. He is a graduate of Rutgers University and holds a BS in Marketing.

Ms. Wilson has been our Chief Financial Officer since June 5, 2006. Prior to joining the Company, from 1999 to 2006, Ms. Wilson was with General Electric Company, serving in a variety of finance positions for different subsidiaries and divisions of GE. From 2002 to 2006, Ms. Wilson worked for GE Equipment Services-TFS/Modular Space, most recently serving as Manager of Finance, Strategic Marketing (from 2005 to 2006) and previously as Manager, Financial Planning and Analysis (from 2002 to 2005). From 1999 to 2002, Ms. Wilson was the Global Controller for GE Commercial Finance-Fleet Services. Prior to joining GE, Ms. Wilson held senior financial positions at Bank One Corporation (from 1996 to 1999) and Fleet National Bank of NY/Northeast Savings (from 1989 to 1996), where she served as Senior Vice President, Controller and Principal Accounting Officer. Ms. Wilson started her career at Ernst & Young International working from 1984 to 1989 as an Audit Manager. Ms. Wilson obtained a BA in Business Administration from Siena College and is a licensed certified public accountant (non-active status).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and shareholders who beneficially own more than 10% of the Company’s outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company with the SEC. Based on a review of copies of the reports we received and on the statements of the reporting persons, to the best of the Company’s knowledge, all required reports in 2012 were filed on time except for Form 4s filed in connection with a grant of restricted shares to each of the Company’s seven independent Directors, namely Kevin J. McGinty, John J. Calamari, Lawrence J. DeAngelo, Edward Grzedzinski, Matthew J. Sullivan, J. Christopher Teets and James W. Wert, on May 23, 2012. Such Form 4s were not filed until May 29, 2012, one business day after the filing deadline.

Governance of the Company

Board of Directors

Currently, the Board of Directors of the Company (the “Board of Directors” or the “Board”) has eight (8) members. The Board has affirmatively determined that John J. Calamari, Lawrence J. DeAngelo, Edward Grzedzinski, Kevin J. McGinty, Matthew J. Sullivan, J. Christopher Teets and James W. Wert are each independent directors. This constitutes more than a majority of our Board of Directors. Only independent directors serve on our Audit Committee, Compensation Committee and Nominating and Governance Committee. The standards applied by the Board in affirmatively determining whether a director is “independent” are those objective standards set forth in the listing standards of Nasdaq Stock Market LLC (“Nasdaq”). Daniel P. Dyer, the Company’s Chief Executive Officer, is also a member of the Board. Mr. McGinty, a non-employee independent director, serves as the Chairman of the Board. He was elected to that position in March 2009, becoming the Company’s first non-executive Chairman of the Board. The Board is responsible for ensuring that independent directors do not have a material relationship with us or any of our affiliates or any of our executive officers or their affiliates.

Board Leadership Structure

The Board believes that separating the roles of Chairman of the Board and Chief Executive Officer strengthens the independence of each role and enhances overall corporate governance. As a result, in March 2009, the Board elected an independent director, Kevin J. McGinty, to serve as the Board’s first non-executive Chairman of the Board. The Board believes that separating the Chief Executive Officer and Chairman of the Board positions provides the Company with the right foundation to pursue the Company’s objectives.

Committees

The Company has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

Audit Committee. We have a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee of the Board (the “Audit Committee”) currently consists of three independent directors: Messrs. Calamari (chairman), Teets and Wert. The Board has determined that Messrs. Calamari and Wert each qualify as an audit committee financial expert as defined under current rules and regulations of the Securities and Exchange Commission (the “SEC”) and under Nasdaq listing standards, and that all the members of the Audit Committee satisfy the independence and other requirements for audit committee members under such rules, regulations and listing standards. The Audit Committee’s primary purpose is to assist the Board in overseeing and reviewing: (1) the integrity of the Company’s financial reports and financial information provided to the public and to governmental and regulatory agencies; (2) the adequacy of the Company’s internal accounting systems and financial controls;

(3) the annual independent audit of the Company’s financial statements, including the independent registered public accountant’s qualifications and independence; and (4) the Company’s compliance with law and ethics programs as established by management and the Board. In this regard, the Audit Committee, among other things, (a) has sole authority to select, evaluate, terminate and replace the Company’s independent registered public accountants; (b) has sole authority to approve in advance all audit and non-audit engagement fees and terms with the Company’s independent registered public accountants; and (c) reviews the Company’s audited financial statements, interim financial results, public filings and earnings press releases prior to issuance, filing or publication. The Board has adopted a written charter for the Audit Committee, which is accessible on the investor relations page of the Company’s website at www.marlinfinance.com. The Company’s website is not part of this Annual Report on Form 10-K and references to the Company’s website address are intended to be inactive textual references only.

Compensation Committee. The Compensation Committee of the Board (the “Compensation Committee”) currently consists of three independent directors: Messrs. DeAngelo (chairman), Grzedzinski and Wert. The functions of the Compensation Committee include: (1) evaluating the performance of the Company’s named executive officers and approving their compensation; (2) preparing an annual report on executive compensation for inclusion in the Company’s proxy statement or annual report; (3) reviewing and approving compensation plans, policies and programs and considering their design and competitiveness; and (4) reviewing the Company’s non-employee independent director compensation levels and practices and recommending changes as appropriate. The Compensation Committee reviews and approves corporate goals and objectives relevant to chief executive officer compensation, evaluates the chief executive officer’s performance in light of those goals and objectives, and recommends to the Board the chief executive officer’s compensation levels based on its evaluation. The Compensation Committee also administers the Company’s 2003 Equity Compensation Plan, as Amended and the Company’s 2012 Employee Stock Purchase Plan. The Compensation Committee is governed by a written charter that is accessible on the investor relations page of the Company’s website at www.marlinfinance.com.

Nominating and Governance Committee. The Nominating and Governance Committee of the Board (the “Nominating Committee”) currently consists of three independent directors: Messrs. Grzedzinski (chairman), DeAngelo and Sullivan. The Nominating Committee is responsible for seeking, considering and recommending to the Board qualified candidates for election as directors and proposing a slate of nominees for election as directors at the Company’s Annual Meeting of Shareholders. The Nominating Committee is responsible for reviewing and making recommendations on matters involving general operation of the Board and its committees, and will annually recommend to the Board nominees for each committee of the Board. The Nominating Committee is governed by a written charter that is accessible on the investor relations page of the Company’s website at www.marlinfinance.com.

The Nominating Committee has determined that no one single criterion should be given more weight than any other criteria when it considers the qualifications of a potential nominee to the Board. Instead, it believes that it should consider the total “skills set” of an individual. In considering potential nominees for director, the Nominating Committee will consider each potential nominee’s personal abilities and qualifications, independence, knowledge, judgment, character, leadership skills, education and the diversity of such nominee’s background, expertise and experience in fields and disciplines relevant to the Company, including financial literacy or expertise. In addition, potential nominees should have experience in positions with a high degree of responsibility, be leaders in the companies or institutions with which they are affiliated and be selected based upon contributions that they can make to the Company. The Nominating Committee considers all of these qualities when selecting, subject to ratification by the Board, potential nominees for director.

The Board views both demographic and geographic diversity among the directors as desirable and strives to take into account how a potential nominee for director will impact the diversity that the Board has achieved over the years.

The Nominating Committee’s process for identifying and evaluating potential nominees includes soliciting recommendations from existing directors and officers of the Company and reviewing the Board and Committee Assessments completed by the directors. The Company does not currently pay any fees to third parties to assist in identifying or evaluating potential nominees, but the Company may seek such assistance in the future.

The Nominating Committee will also consider recommendations from shareholders regarding potential director candidates provided that such recommendations are made in compliance with the nomination procedures set forth in the Company’s Bylaws. The procedures in the Company’s Bylaws require the shareholder to submit written notice of the proposed nominee to the Secretary of the Company no less than 90 days prior to the anniversary date of the immediately preceding annual meeting of shareholders. To be in proper form, such written notice must include, among other things, (i) the name, age, business address and residence of the proposed nominee, (ii) the principal occupation or employment of such nominee, (iii) the class and number of shares of capital stock of the Company owned beneficially or of record by such nominee and (iv) any other information relating to the proposed nominee that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors. In addition, as to the shareholder giving the notice, the notice must also provide (a) such shareholder’s name and record address, (b) the class and number of shares of capital stock of the Company owned beneficially or of record by such shareholder, (c) a description of all arrangements or understandings between such shareholder and each proposed nominee and any other persons (including their names) pursuant to which the nominations are to be made by such shareholder, (d) a representation that such shareholder (or his or her authorized representative) intends to appear in person or by proxy at the meeting to nominate the persons named in the notice and (e) any other information relating to the shareholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors. If the shareholder of record is not the beneficial owner of the shares, then the notice to the Secretary of the Company must include the name and address of the beneficial owner and the information referred to in clauses (c) and (e) above (substituting the beneficial owner for such shareholder).

Risk Management Oversight

The Company is subject to a variety of risks, including credit risk, liquidity risk, operational risk and market risk. The Board oversees risk management through a combination of processes. The Company’s management has developed risk management processes intended to (1) timely identify the material risks that the Company faces, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or relevant Board committee, (3) implement appropriate and responsive risk management strategies consistent with Company’s risk profile and (4) integrate risk management into the Company’s decision-making. The Board regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each, during the Board meetings scheduled throughout the year.

The Company has established a Senior Credit Committee, which is comprised of its Chief Executive Officer, Chief Operating Officer, Vice President of Account Servicing and the President of the Company’s wholly owned bank subsidiary, Marlin Business Bank. The Senior Credit Committee oversees the Company’s comprehensive credit underwriting process. The Board has reviewed the risk management processes related to credit risk and members of the Senior Credit Committee present a report on the status of the risks and metrics used to monitor such credit risks to the Board at least annually. In addition, management provides the Board with frequent updates which include financial results, operating metrics, key initiatives and any internal or external issues affecting the organization.

Among its other duties, the Audit Committee, in consultation with the management, the independent registered public accountants and the internal auditors, discusses the Company’s policies and guidelines regarding risk assessment and risk management, as well as the Company’s significant financial risk exposures and the steps management has taken to monitor, control and report such exposures. The Compensation Committee considers the risks that may be presented by the structure of the Company’s compensation programs and the metrics used to determine individual compensation under that program. Among its other duties, the Nominating Committee develops corporate governance guidelines applicable to the Company and recommends such guidelines or revisions of such guidelines to the Board. The Nominating Committee reviews such guidelines at least annually and, when necessary or appropriate, recommends changes to the Board. The Board believes that the present leadership structure, along with the Company’s corporate governance policies and procedures, permits the Board to effectively perform its role in the risk oversight of the Company.

Compensation Risk Assessment

As part of its oversight of the Company’s executive compensation program, the Compensation Committee considers the impact of the Company’s executive compensation program, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. In addition, the Company reviews all of its compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. Based on this review, the Company has concluded that its compensation policies and procedures are not reasonably likely to have a material adverse effect on the Company.

Whistleblower Procedures

The Company has established procedures that provide employees with the ability to make anonymous submissions directly to the Audit Committee regarding concerns about accounting or auditing matters. The independent directors that comprise the Audit Committee will review, investigate and, if appropriate, respond to each submission made. Additionally, the Company has reminded employees of its policy to not retaliate or take any other detrimental action against employees who make submissions in good faith.

Code of Ethics and Business Conduct

All of the Company’s directors, officers and employees (including its senior executive, financial and accounting officers) are held accountable for adherence to the Company’s Code of Ethics and Business Conduct (the “Code”). The Code is posted on the investor relations section of the Company’s website at www.marlinfinance.com. The purpose of the Code is to establish standards to deter wrongdoing and to promote honest and ethical behavior. The Code covers many areas of professional conduct, including compliance with laws, conflicts of interest, fair dealing, financial reporting and disclosure, confidential information and proper use of the Company’s assets. Employees are obligated to promptly report any known or suspected violation of the Code through a variety of mechanisms made available by the Company. Waiver of any provision of the Code for a director or executive officer (including the senior executive, financial and accounting officers) may only be granted by the Board of Directors or the Audit Committee. The Code is available free of charge on the investor relations’ page of the Company’s website at www.marlinfinance.com. We intend to post on our website any amendments and waivers to the Code that are required to be disclosed by SEC rules, or file a Form 8-K, Item 5.05, to the extent required by Nasdaq listing standards.

Director Ownership Requirements

Non-employee independent directors are subject to certain ownership requirements. Each non-employee independent director is required to own 2,500 shares of stock of the Company (or 7,500 shares if serving as the Chairman of the Board). Restricted shares do not count toward the ownership requirement. As of March 29, 2013, all of the non-employee independent directors were in compliance with the ownership requirement except Mr. Teets and Mr. Sullivan.

Item 11. Executive Compensation.

Executive Compensation

Compensation Discussion and Analysis

Compensation Overview

The Compensation Committee of the Board of Directors sets and administers the policies that govern our executive compensation, including:

•	establishing and reviewing executive base salaries;

•	overseeing the Company’s annual incentive compensation plans;

•	overseeing the Company’s long-term equity-based compensation plan;

•	approving all bonuses and awards under those plans; and

•

annually approving and recommending to the Board all compensation decisions for executive officers, including those for the Chief Executive Officer (the “CEO”) and the other officers named in the Summary Compensation Table (together with the CEO, the “Executive Officers”).

The current Executive Officers of the Company are Daniel P. Dyer, George D. Pelose, Edward J. Siciliano and Lynne C. Wilson. All of them were Executive Officers during 2012.

The Compensation Committee operates under a written charter (accessible on the investor relations page of the Company’s website at www.marlinfinance.com) and only independent directors serve on the Compensation Committee.

Compensation Philosophy. The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the shareholders by rewarding performance against established goals, with the ultimate objective of improving shareholder value. The Compensation Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive in the marketplace. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its executives, including the Executive Officers, should include both cash and equity-based compensation that rewards performance as measured against established goals.

At the 2012 Annual Meeting, shareholders approved the Company’s compensation policies and programs with over 99% of the votes being cast in favor. The Compensation Committee believes this strongly affirms shareholders’ support of the Company’s approach to executive compensation. The Compensation Committee appreciates and values the views of our shareholders. In considering the results of the 2012 favorable advisory vote on executive compensation, the Compensation Committee recognizes that executive pay practices and notions of sound governance principles continue to evolve. While no changes were implemented as a result of the vote, the Compensation Committee intends to continue to pay close attention to the advice and counsel of its compensation advisors and invites our shareholders to communicate any concerns or opinions on executive pay directly to the Compensation Committee or the Board.

Management’s Role in the Compensation-Setting Process. The Compensation Committee makes all compensation decisions relating to the Executive Officers; however, the Company’s management plays a significant role in the compensation-setting process, including:

•	evaluating employee performance;

•	establishing performance targets and objectives; and

•	recommending salary and bonus levels and equity awards.

The CEO works with the Compensation Committee Chairman in establishing the agenda for Compensation Committee meetings. Management also prepares meeting information for each Compensation Committee meeting. The CEO also occasionally participates in Compensation Committee meetings at the Compensation Committee Chairman’s request to provide:

•	background information regarding the Company’s strategic objectives;

•	a tally sheet for each Executive Officer, setting forth total compensation and aggregate equity awards for each Executive Officer;

•	an evaluation of the performance of the Company’s officers, including the Executive Officers; and

•	compensation and equity award recommendations as to the Company’s officers, including the Executive Officers.

The Compensation Committee can exercise its discretion in modifying any recommended awards to the Company’s officers, including the Executive Officers. On January 23, 2013, the Compensation Committee chairman presented the 2012 bonus recommendations to the full Board of Directors of the Company, and the Board approved the 2012 bonus recommendations put forth by the CEO.

External Consultants and Benchmarking. The Compensation Committee has utilized the services of independent consulting firms on a limited basis.

In 2004, the Compensation Committee first engaged Watson Wyatt to conduct a study of the Company’s Executive Officer compensation programs and strategies (the “2004 Watson Study”). The 2004 Watson Study compared the Company’s executive compensation levels with that of (i) a peer group comprised of companies with a business services and financing focus that are similar in size to the Company (the “peer group”), (ii) compensation details from various market surveys across several industries (together with the peer group, the “comparison group”) and (iii) broader financial services industry practices. The 2004 Watson Study selected a compensation peer group of companies consisting of eight publicly-traded companies similar in industry and size with executive positions with responsibilities similar in breadth and scope to those of the Company. The peer group used in the initial benchmark analysis contained in the 2004 Watson Study consisted of: California First National Bank (CFNB); Credit Acceptance Corp. (CACC); Financial Federal Corp. (FIF); First Marblehead Corp. (FMD); Medallion Financial Corp. (TAXI); Portfolio Recovery Associates Inc. (PRAA); First Investors Financial Services Group Inc. (FIFS); and World Acceptance Corp. (WRLD).

The 2004 Watson Study concluded that the Company’s Executive Officers are paid conservatively relative to the comparison group. The study noted that the Executive Officers’ base salaries at the time of the report were generally below the 50th percentile of the comparison group, but the competitiveness of the Executive Officers’ total annual cash compensation improved with above market bonus opportunities. The 2004 Watson Study further noted that the value of the existing long-term incentives granted to the executives (primarily in the form of stock options) was below market levels.

In response to the findings of the 2004 Watson Study and in keeping with its philosophy of providing strong incentives for superior performance, the Compensation Committee modified the structure of the Company’s Executive Officer equity compensation program. Based on recommendations contained in the 2004 Watson Study, effective in 2005, the Compensation Committee modified the stock-based incentive award program for the Executive Officers to include the three separate components set forth below (i.e., stock option grants, restricted stock grants and the management stock ownership program (the “MSOP”)). The 2004 Watson Study suggested that this mix of stock-based awards will improve the competitiveness of the Company’s long-term incentive plan for its Executive Officers and will better serve to align the overall interests of the Executive Officers with the Company’s shareholders.

In October 2008, the Compensation Committee engaged Watson Wyatt to update the 2004 Watson Study regarding the Company’s Executive Officer compensation programs and strategies (the “2008 Watson Study”). No changes were made to the peer group in the 2008 Watson Study. In response to the findings of the 2008 Watson Study, the Compensation Committee further modified the structure of the Company’s Executive Officer compensation programs. Based on recommendations contained in the 2008 Watson Study, effective in 2009, the three components of the stock-based incentive award program for the Executive Officers consist of performance accelerated restricted stock awards, time vesting restricted stock and the MSOP. Based on the 2008 Watson Study, stock options were eliminated from future grants and replaced with restricted stock.

Watson Wyatt has not prepared an additional study since 2008 and no other benchmarking of the Company’s Executive Officer compensation programs has been conducted. Therefore, in late 2012, the Compensation Committee engaged Pearl Meyer & Partners to conduct a comprehensive evaluation of the Company’s Executive Officer compensation programs for 2013 (the “2013 Pearl Meyer Study”). While the 2013 Pearl Meyer Study had no impact on the 2012 Executive Officer compensation programs, the Compensation Committee will consider the 2013 Pearl Meyer Study when making 2013 compensation decisions.

Compensation Components

Watson Wyatt reviewed the Company’s existing executive compensation structure and assisted in the development of executive compensation programs that (a) are competitive among companies in similar growth and development stages to attract and retain talented management, (b) provide incentives that focus on the critical needs of the business on an annual and continuing basis and (c) reward management commensurate with the creation of shareholder and market value.

As noted above, the 2004 Watson Study included an initial benchmark analysis of the Company’s executive compensation program, comparing it to (i) the peer group, (ii) the comparison group and (iii) broader financial services industry practices. The Compensation Committee used this benchmark data to set the Executive Officers’ compensation levels in 2004. On an ongoing basis, the Compensation Committee reviews a variety of factors in assessing and setting overall executive compensation levels, including references to market surveys, broader financial services industry practices, tally sheets, executive performance and the 2008 Watson Study.

The components of compensation paid to the Executive Officers in 2012 were as follows:

•

Base Salary. The Compensation Committee establishes base salaries that it believes to be sufficient to attract and retain quality Executive Officers who can contribute to the long-term success of the Company. The Compensation Committee determines each Executive Officer’s base salary through a thorough evaluation of a variety of factors, including the executive’s responsibilities, tenure, job performance and prevailing levels of market compensation. The Compensation Committee reviews these salaries at least annually for consideration of increases based on merit and competitive market factors.

•

Bonus. The annual incentive bonus awards are designed to reward the Executive Officers for the achievement of certain corporate and individual performance goals. The Compensation Committee sets threshold, target and maximum bonus levels for each goal. As part of the 2004 Watson Study, the Company sought to set the Executive Officers’ total target compensation levels at levels that were near the median of the data from the peer group and the broader industry practices. This resulted in the setting of threshold, target and maximum bonus levels (as a percentage of base salaries) as follows: Daniel P. Dyer: 42.5% threshold, 85% target and 148.75% maximum; George D. Pelose: 37.5% threshold, 75% target and 108.75% maximum; and Lynne C. Wilson: 25% threshold, 50% target and 75% maximum.

Prior to the beginning of each year, the Company sets target levels for the items of corporate performance that are to be measured that year for assessing the bonus opportunity for the Executive Officers. Some of the target levels are standard for each Executive Officer (such as corporate pre-tax income) and some are specific to a particular Executive Officer’s primary area of responsibility (such as unit performance and individual development). The full matrix of performance measurements varies by Executive Officer and by year, as do the weightings of each item, which can range from 15% to 75% of the total bonus opportunity. To achieve the target bonus payout associated with a performance measurement, the Executive Officer must achieve 100% of the plan for that performance measurement. If the Executive Officer does not achieve 100% of the planned performance measurements for that year, such Executive Officer can still achieve the threshold bonus payout if the performance level exceeds certain minimum requirements. Maximum bonus payout can be achieved if the Executive Officer exceeds the planned levels for the performance measurements. Each Executive Officer has a portion of his or her bonus opportunity measured against individual goals and performance. The weighting of the individual performance component varies by Executive Officer and by year, and may range from 15% to 75% of the Executive Officer’s total bonus opportunity. Individual performance goals typically include performance on specific projects or initiatives assigned to the Executive Officer, as well as overall professional development.

•

Equity-Based Incentive Awards. The Compensation Committee believes that share ownership provided by equity-based compensation emphasizes and reinforces the mutuality of interest among the Executive Officers and shareholders. After each fiscal year, the Compensation Committee reviews and approves stock-based awards for the Executive Officers based primarily on the Company’s results for the year and the Executive Officer’s individual contribution to those results. As part of the 2008 Watson Study, the Company set the Executive Officers’ annual equity-based compensation target levels (as a percentage of base salaries) as follows: Daniel P. Dyer: 120% target; George D. Pelose: 90% target; and Lynne C. Wilson: 45% target. The stock-based incentive awards adopted pursuant to the 2008 Watson Study include three separate formulaic components: (1) performance accelerated restricted stock grants (60% of the annual target grant amount), (2) time vesting restricted stock grants (20% of the annual target grant amount) and (3) the MSOP (20% of the annual target grant amount).

•

Other Benefits. The Executive Officers participate in employee benefits plans generally available to all of the Company’s employees, including medical and health plans, the 401(k) program and the Employee Stock Purchase Program. In addition, Messrs. Dyer and Pelose received reimbursement of life and disability insurance premiums pursuant to their employment agreements, and each of the Executive Officers receive reimbursement for physical examinations.

Components of Equity-Based Incentive Awards

As mentioned above, the formulaic equity-based incentive awards adopted pursuant to the 2008 Watson Study include three separate components: (1) performance accelerated restricted stock grants, (2) time vesting restricted stock grants and (3) the MSOP.

•

Performance Accelerated Restricted Stock Grants. Performance accelerated restricted stock grants represent 60% of the value of the annual equity grants made to the Executive Officers and the other equity-based incentive program participants. These grants are made biennially (i.e., double grants made every other year) as recommended in the 2008 Watson Study as a way to make meaningful grants that will help immediately align the interests of the grant recipients with the shareholders. The restrictions on the performance accelerated restricted stock grants lapse after seven years, but are subject to accelerated performance vesting. Vesting shall accelerate and the restrictions shall lapse on all or a portion of the restricted shares if the grant recipient achieves all or a portion of his/her annual vesting goals during the first three years after the grant date (up to one-third of the total grant amount can vest on an accelerated basis each of the first three years after the grant date), as approved by the Compensation Committee. Overachievement against the goals may result in the Compensation Committee granting additional restricted shares.

•

Time Vesting Restricted Stock Grants. Time vesting restricted stock grants represent 20% of the value of the annual equity grants made to the Executive Officers and the other equity-based incentive program participants. The restrictions on these shares shall lapse pro-rata over four years after the grant date (25% per year).

•

Management Stock Ownership Program. The MSOP represents 20% of the value of the annual equity grants made to the Executive Officers and the other equity-based incentive program participants. The MSOP provides for a matching grant of restricted stock to a participant who owns common stock of the Company. The restrictions on the matching MSOP restricted shares lapse after ten years, but are subject to accelerated vesting. Vesting of the matching MSOP restricted shares shall immediately accelerate (and all restrictions shall lapse) after three years if the grantee maintained continuous outright ownership of an equivalent number of unrestricted shares of the Company for the entire three-year period.

Ownership Guidelines

In an effort to ensure that the Executive Officers and other officers and managers of the Company maintain sufficient equity ownership so that their thinking and actions are aligned with the interests of our shareholders, the Company first adopted management ownership guidelines in 2006, which apply to all participants in the equity-based incentive award program. The ownership guidelines were revised in 2009 and currently consist of minimum share ownership levels for the Executive Officers and the other officers participating in the equity-based incentive award program. The minimum share ownership guidelines are summarized below:

Name/Position	Minimum ownership guideline
Daniel P. Dyer	50,000 shares
George D. Pelose	35,000 shares
Edward J. Siciliano	20,000 shares
Lynne C. Wilson	20,000 shares
Other Officers	2,000 to 20,000 shares (depending on position and tenure)

Restricted shares do not count toward the ownership guideline. Compliance will be reviewed at least annually.

If an equity incentive program participant sells shares of the Company while such participant is not in compliance with the ownership guidelines, the Compensation Committee will take this into account prior to making additional equity awards to such participant.

As of March 1, 2013, Mr. Dyer, Mr. Pelose, Mr. Siciliano and Ms. Wilson were in compliance with their respective ownership guidelines.

Employment Agreements

In October 2003, the Company entered into employment agreements with Messrs. Dyer and Pelose, which became effective in November 2003 upon consummation of the Company’s initial public offering and the terms of which are substantially similar to each other, and amended such employment agreements in December 2008. The employment agreements establish minimum salary and target bonus levels for the executives. The agreements require the executives to devote substantially all of their business time to their employment duties. Each agreement had an initial two-year term that automatically extends on each anniversary of the effective date of the agreement for successive one-year terms unless either party to the agreement provides 90 days notice to the other party that he does not wish to renew the agreement. The agreements currently run through November 2014.

The Company may terminate the employment agreements for or without cause, and the executive may terminate his employment agreement with or without good reason. The employment agreements terminate automatically upon a change in control. The employment agreements provide for severance in the case of termination without cause, resignation for good reason, termination upon non-renewal of the agreement and termination on account of change in control. The employment agreements are intended to comply with the requirements of Section 409A of the Internal Revenue Code, to the extent applicable, and the agreements shall be interpreted to avoid any penalty sanctions thereunder. Upon termination of the employment agreement, the executive will be subject to certain protective non-competition and non-solicitation covenants. In addition, for a 24-month period after termination of employment, the executive is prohibited from hiring the Company’s employees.

Compensation for Executive Officers in 2012

Base Salary. The Executive Officers base salaries as of December 31, 2012 were as follows: Mr. Dyer, $390,000, Mr. Pelose, $325,000, Mr. Siciliano, $289,823 (which was increased from $285,000 on October 25, 2012), and Ms. Wilson, $267,038.

Annual Bonuses. In 2012, the Executive Officers were eligible for annual bonuses at the following threshold, target and maximum bonus levels (as a percentage of base salaries): Daniel P. Dyer: 42.5% threshold, 85% target and 148.75% maximum; George D. Pelose: 37.5% threshold, 75% target and 108.75% maximum; Edward J. Siciliano: 35% threshold, 70% target and 105% maximum; and Lynne C. Wilson: 25% threshold, 50% target and 75% maximum. The annual incentive bonus awards are designed to reward the Executive Officer for the achievement of certain corporate and individual performance goals. Each year, the Compensation Committee reviews and approves goals for each Executive Officer, which typically consist of a corporate goal and specific individual goals.

An aggregate bonus pool of approximately $1,603,616 was targeted in 2012 for the 15 officers and managers. In 2012, the Board proposed (and management agreed to) a slight increase in the aggregate available management bonus pool from $1,603,616 to $1,675,112 (104% of the original $1,603,616 target bonus pool for 2012).

Mr. Dyer (as CEO) recommended target bonus levels for the Executive Officers for 2012 as follows: Mr. Dyer — normal target bonus of 85% of base salary; Mr. Pelose — normal target bonus of 75% of base salary; Mr. Siciliano —normal target bonus of 70% of base salary; and Ms. Wilson — normal target bonus of 50% of base salary.

Mr. Dyer then recommended the following percentage payouts against the bonus targets based on each Executive Officer’s performance in 2012: Mr. Dyer — 105%; Mr. Pelose — 105%; Mr. Siciliano — 105%; and Ms. Wilson — 94.5%. The performance payout calculations related primarily to executives’ performance against certain goals and objectives set at the beginning of 2012. The Board accepted Mr. Dyer’s recommendation and, as a result, the target bonus levels for the Executive Officers for 2012 were made as recommended and 2012 bonus payouts to the Executive Officers were made based on each Executive Officer’s normal target bonus percentage multiplied by his or her performance payout percentage.

The calculation of the bonus payable to each Executive Officer in 2012 is as follows: Mr. Dyer — $390,000 base salary (i) multiplied by his 2012 target bonus percentage of 85% and (ii) further multiplied by his performance payout percentage of 105% equals $348,075; Mr. Pelose — $325,000 base salary (i) multiplied by his 2012 target bonus percentage of 75% and (ii) further multiplied by his performance payout percentage of 105% equals $255,938; Mr. Siciliano — $285,000 base salary (i) multiplied by his 2012 target bonus percentage of 70% and (ii) further multiplied by his performance payout percentage of 105% equals $209,475; and Ms. Wilson — $267,038 base salary (i) multiplied by her 2012 target bonus percentage of 50% and (ii) further multiplied by her performance payout percentage of 94.5% equals $126,175. The table below shows the aggregate 2012 bonus opportunity at the threshold, target and maximum levels and the actual 2012 bonus achieved:

	2012 Annual Bonus Opportunity			Actual Bonus Achieved for 2012
	Threshold	Target	Maximum
Daniel P. Dyer	$165,750	$331,500	$580,125	$348,075
George D. Pelose	$121,875	$243,750	$353,437	$255,938
Edward J. Siciliano	$99,750	$199,500	$299,250	$209,475
Lynne C. Wilson	$66,759	$133,519	$200,278	$126,175

Annual Equity-Based Incentives. In connection with the Company’s annual equity-based incentive program adopted based on the recommendations in the 2008 Watson Study, on January 26, 2012, the Compensation Committee reviewed and approved stock-based awards for the Executive Officers based on the Company’s results for the year and the executive’s individual contribution to those results. Grants made under the annual equity-based incentive plan to the Executive Officers in 2012 consisted of the following:

•

Time Vesting Restricted Stock Awards: The annual time vesting restricted stock grant to the Executive Officers was made by the Compensation Committee on January 26, 2012. The restrictions on the time vesting restricted stock grants will lapse over the four year period following the grant date on a pro-rate basis (25% per year). In 2012, the Company made the following time vesting restricted stock awards to the Executive Officers: Mr. Dyer — 7,091; Mr. Pelose — 4,432; Mr. Siciliano — 3,023; and Ms. Wilson — 1,821.

•

Matching Grant of MSOP Restricted Stock: Pursuant to the Company’s MSOP plan, the Compensation Committee made matching grants of restricted stock to the Executive Officers. The restrictions on the MSOP restricted stock will lapse ten years from the date of grant; however, if the Executive Officer continuously maintains ownership of an equal number of common shares for three years, the vesting on the matching shares shall accelerate and fully vest at the end of such three year period. In 2012, the Company granted the following matching shares of restricted stock to the Executive Officers: Mr. Dyer — 7,091; Mr. Pelose — 4,432; Mr. Siciliano — 3,023; and Ms. Wilson — 1,821.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the this Annual Report on Form 10-K for the year ended December 31, 2012.

This report is submitted by the members of the Compensation Committee of the Board of Directors:

Lawrence J. DeAngelo (Chairman)

Edward Grzedzinski

James W. Wert

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee are named above. None of these individuals has ever been an officer or employee of the Company or any of its subsidiaries and no “compensation committee interlocks” existed during 2012.

Compensation and Plan Information

Summary Compensation Table

The following table sets forth the compensation awarded or paid, or earned or accrued for services rendered to the Company in all capacities during fiscal years 2012, 2011 and 2010 by the Company’s Chief Executive Officer, Chief Financial Officer and the other individual who was an executive officer during fiscal year 2012. In accordance with SEC rules, the compensation described in the table does not include medical, group life insurance or other benefits which are available generally to all our salaried employees.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(1)		All Other Compensation ($)(2)		Total ($)
Daniel Dyer	2012		$390,000	—		$635,969		$6,650		$348,075		$18,616		$1,399,310
Chief Executive Officer	2011 2010	$ $	386,700 370,500	— —	$ $	582,410 598,933	$ $	21,650 33,402	$ $	200,000 132,600	$ $	17,213 11,666	$ $	1,207,973 1,147,101
George D. Pelose	2012		$325,000	—		$509,784		$5,060		$255,938		$12,887		$1,108,669
Executive Vice President and Chief Operating Officer	2011 2010	$ $	325,000 325,000	— —	$ $	405,309 432,602	$ $	16,584 24,220	$ $	165,000 131,625	$ $	14,390 8,062	$ $	926,283 921,509
Edward J. Siciliano Executive Vice President and Chief Sales Officer	2012		$289,823	—		$260,779		$1,026		$209,475		$8,197		$769,300
Lynne C. Wilson	2012		$267,038	—		$171,365		$2,605		$126,175		$4,606		$571,789
Senior Vice President and Chief Financial Officer	2011 2010	$ $	263,748 257,639	— —	$ $	138,511 189,866	$ $	8,622 12,768	$ $	40,050 33,198	$ $	3,299 3,468	$ $	454,230 496,939

(1)	Figures represent the cash portion of the bonuses earned for that year (but paid in first quarter of the following year).
(2)

Includes contributions made by the Company to the 401(k) plan on behalf of the Executive Officers, and, for Messrs. Dyer and Pelose, reimbursement of life and disability insurance premiums pursuant to their employment agreements. Reimbursement of life and disability insurance premiums in 2012 was $7,991 for Mr. Dyer and $4,387 for Mr. Pelose. Contributions made by the Company to the 401(k) plan in 2012 were $10,625 for Mr. Dyer, $8,500 for Mr. Pelose, $8,197 for Mr. Siciliano; and $4,606 for Ms. Wilson.

Current Compensation — Grants of Plan-Based Awards Table

The following Grants of Plan-Based Awards table provides additional information about restricted stock and option awards and equity incentive plan awards granted to our Executive Officers during the year ended December 31, 2012. The Company does not have any non-equity incentive award plans and has therefore omitted the corresponding columns. The compensation plans under which the grants in the following table were made are described in the “Compensation for Executive Officers in 2012 — Equity-Based Incentives.”

Name		Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Daniel P. Dyer	01/26/2012	—	—	—	7,091	—	—	$98,849
	01/26/2012	—	—	—	7,091	—	—	$98,849
George D. Pelose	01/26/2012	—	—	—	4,432	—	—	$61,782
	01/26/2012	—	—	—	4,432	—	—	$61,782
Edward J. Siciliano	01/26/2012	—	—	—	3,023	—	—	$42,142
	01/30/2012	—	—	—	3,023	—	—	$42,957
Lynne C. Wilson	01/26/2012	—	—	—	1,821	—	—	$25,385
	01/26/2012	—	—	—	1,821	—	—	$25,385

Outstanding Equity Awards at Fiscal Year-End 2012

The following table summarizes the equity awards we have made to our Executive Officers which are outstanding as of December 31, 2012.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Daniel P. Dyer	—	—		31,034	[1]	$9.52	03/01/2015	—		—	—	—
	—	19,956	[2]	—		$12.41	05/25/2017	—		—	—	—
	—	—		8,612	[3]	$12.41	05/25/2017	—		—	—	—
	—	—		—		—	—	2,760	[4]	$55,366	—	—
	—	—		—		—	—	8,320	[5]	$166,899	—	—
	—	—		—		—	—	1,920	[6]	$38,515	—	—
	—	—		—		—	—	5,200	[7]	$104,312	—	—
	—	—		—		—	—	4,320	[8]	$86,659	—	—
	—	—		—		—	—	5,241	[9]	$105,134	—	—
	—	—		—		—	—	10,482	[10]	$210,269	—	—
	—	—		—		—	—	6,235	[11]	$125,074	—	—
	—	—		—		—	—	33,251	[12]	$667,015	—	—
	—	—		—		—	—	8,313	[13]	$166,759	—	—
	—	—		—		—	—	7,091	[14]	$142,245	—	—
	—	—		—		—	—	7,091	[15]	$142,245	—	—

George D. Pelose	15,510	[16]	—		—		$9.52	03/01/2015	—		—	—	—
	—		—		23,842	[17]	$9.52	03/01/2015	—		—	—	—
	14,674		14,674	[2]	—		$12.41	05/25/2017	—		—	—	—
	—		—		6,616	[18]	$12.41	05/25/2017	—		—	—	—
	—		—		—		—	—	712	[4]	$14,283	—	—
	—		—		—		—	—	6,391	[5]	$128,203	—	—
	—		—		—		—	—	3,250	[7]	$65,195	—	—
	—		—		—		—	—	3,276	[9]	$65,717	—	—
	—		—		—		—	—	6,551	[10]	$131,413	—	—
	—		—		—		—	—	3,897	[11]	$78,174	—	—
	—		—		—		—	—	20,781	[12]	$416,867	—	—
	—		—		—		—	—	5,195	[13]	$104,212	—	—
									4,432	[14]	$88,906	—	—
									4,432	[15]	$88,906	—	—
Edward J. Siciliano	1,325	[19]	—		—		$14.37	10/08/2014	—		—	—	—
	7,862	[16]	—		—		$9.52	03/01/2015	—		—	—	—
	—		—		10,776	[27]	$9.52	03/01/2015	—		—	—	—
	—		—		—		—	—	1,066	[20]	$21,384	—	—
	—		—		—		—	—	1,389	[7]	$27,863	—	—
	—		—		—		—	—	5,252	[21]	$105,355	—	—
	—		—		—		—	—	3,695	[26]	$74,122	—	—
	—		—		—		—	—	1,848	[9]	$37,071	—	—
	—		—		—		—	—	2,199	[11]	$44,112	—	—
	—		—		—		—	—	11,723	[12]	$235,163	—	—
	—		—		—		—	—	2,931	[22]	$58,796	—	—
	—		—		—		—	—	3,023	[14]	$60,641	—	—
	—		—		—		—	—	3,023	[15]	$60,641	—	—
	—		—		—		—	—				—	—
Lynne C. Wilson			1,976	[2]	—		$12.41	05/25/2017	—		—	—	—
	—		—		12,265	[23]	$9.52	03/01/2015	—		—	—	—
	—		—		3,196	[24]	$12.41	05/25/2017	—		—	—	—
	—		—		—		—	—	1,932	[25]	$38,756	—	—
	—		—		—		—	—	3,087	[5]	$61,925	—	—
									7,083	[6]	$142,085
	—		—		—		—	—	1,265	[7]	$25,376	—	—
	—		—		—		—	—	1,275	[9]	$25,577	—	—
	—		—		—		—	—	2,549	[10]	$51,133	—	—
	—		—		—		—	—	1,517	[11]	$30,431	—	—
	—		—		—		—	—	8,491	[12]	$170,329	—	—
	—		—		—		—	—	2,022	[13]	$40,561	—	—
	—		—		—		—	—	1,821	[14]	$36,529	—	—
	—		—		—		—	—	1,821	[15]	$36,529	—	—

1.

The Performance Based non-qualified stock options were granted on February 29, 2008 at a strike price equal to $9.52 (the closing price of the Company’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Company’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 10,345; at 15.0%-16.49%, 20,689; at 16.5% or greater, 31,034.

2.	Stock options granted as part of the option exchange program; options vest at the rate of 25% per year, with vesting dates for the remaining 50% at 5/24/2013 and 5/24/2014.
3.

The Performance Based non-qualified stock options were granted on May 24, 2010 (as part of the option exchange program) at a strike price equal to $12.41 (the closing price of the Company’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Company’s EPS compounded average growth rate over the four fiscal years of 2007, 2008, 2009 and 2010, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 2,871; at 15.0%-16.49%, 5,741; at 16.5% or greater, 8,612.

4.	The shares were granted on March 9, 2004, and vest ten years from the grant date.
5.	Represents grant of restricted shares made on March 16, 2007 (the grant date stock price was $20.77). The restrictions on these shares shall lapse on March 16, 2014.

6.

Represents biennial grant of performance accelerated restricted shares made on February 18, 2009 (the grant date stock price was $6.91). The restrictions on these shares shall lapse on February 18, 2016. Vesting may accelerate (and all restrictions shall lapse) up to one-third of the grant amount for each of the three years immediately following the grant date if the grantee achieves certain performance goals established annually for each of the first three years. Additional grants may be made if the grantee exceeds his/her performance goals.

7.	Time vesting restricted stock grants (the grant date stock price was $4.50) that vest at the rate of 25% per year, with vesting date of the remaining 25% at 2/18/2013.
8.

Represents remainder of biennial grant of performance accelerated restricted shares made on October 28, 2009 (the grant date stock price was $7.17). The restrictions on these shares shall lapse on October 28, 2016. Vesting may accelerate (and all restrictions shall lapse) up to one-third of the grant amount for each of the three years immediately following the grantee date if the grantee achieves certain performance goals established annually for each of the first three years. Additional grants may be made if the grantee exceeds his performance goals.

9.	Time vesting restricted stock grants (the grant date stock price was $9.52) that vest at the rate of 25% per year, with vesting dates for the remaining 50% at 3/12/2013; and 3/12/2014.
10.

Represents matching grant of restricted stock under MSOP made on March 12, 2010 (the grant date stock price was $9.52). The restrictions on these matching restricted shares shall lapse on March 12, 2020. Vesting shall immediately accelerate (and all restrictions shall lapse) after three years (on March 12, 2013) if the grantee maintained continuous outright ownership of a matching number of unrestricted shares of the Company for the entire three year period.

11.	Time vesting restricted stock grants (the grant date stock price was $10.97) that vest at the rate of 25% per year, with vesting dates for the remaining 75% at 3/1/2013; 3/1/2014 and 3/1/2015.
12.

Represents biennial grant of performance accelerated restricted shares made on March 1, 2011 (the grant date stock price was $10.97). The restrictions on these shares shall lapse on March 1, 2018. Vesting may accelerate (and all restrictions shall lapse) up to one-third of the grant amount for each of the three years immediately following the grant date if the grantee achieves certain performance goals established annually for each of the first three years. Additional grants may be made if the grantee exceeds his/her performance goals.

13.

Represents matching grant of restricted stock under MSOP made on March 1, 2011(the grant date stock price was $10.97). The restrictions on these matching restricted shares shall lapse on March 1, 2021. Vesting shall immediately accelerate (and all restrictions shall lapse) after three years (on March 1, 2014) if the grantee maintained continuous outright ownership of a matching number of unrestricted shares of the Company for the entire three year period.

14.	Time vesting restricted stock grants (the grant date stock price was $13.94) that vest at the rate of 25% per year, with vesting dates of 1/26/2013; 1/26/2014; 1/26/2015 and 1/26/2016.
15.

Represents matching grant of restricted stock under MSOP made on January 26, 2012 (the grant date stock price was $13.94). The restrictions on these matching restricted shares shall lapse on January 26, 2022. Vesting shall immediately accelerate (and all restrictions shall lapse) after three years (on January 26, 2015) if the grantee maintained continuous outright ownership of a matching number of unrestricted shares of the Company for the entire three year period.

16.	Stock options vest at the rate of 25% per year; the final vesting date occurred on 2/28/2012.
17.

The Performance Based non-qualified stock options were granted on February 29, 2008 at a strike price equal to $9.52 (the closing price of the Company’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Company’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 7,947; at 15.0%-16.49%, 15,895; at 16.5% or greater, 23,842.

18.

The Performance Based non-qualified stock options were granted on May 24, 2010 (as part of the option exchange program) at a strike price equal to $12.41(the closing price of the Company’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Company’s EPS compounded average growth rate over the four fiscal years of 2007, 2008, 2009 and 2010, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 2,206; at 15.0%-16.49%, 4,410; at 16.5% or greater, 6,616.

19.	Stock options that vested at the rate of 25% per year; the final vesting date occurred on October 8, 2011.
20.	Represents grant of restricted shares made on October 8, 2007 (the grant date stock price was $14.37). The restrictions on these shares shall lapse on October 8, 2014.

21.	Represents grant of restricted shares made on February 29, 2008 (the grant date stock price was $9.52). The restrictions on these shares shall lapse on March 1, 2015.
22.

Represents matching grant of restricted stock under MSOP made on March 18, 2011 (the grant date stock price was $11.31). The restrictions on these matching restricted shares shall lapse on March 18, 2021. Vesting shall immediately accelerate (and all restrictions shall lapse) after three years (on March 18, 2014) if the grantee maintained continuous outright ownership of a matching number of unrestricted shares of the Company for the entire three year period.

23.

The Performance Based non-qualified stock options were granted on February 29, 2008 at a strike price equal to $9.52 (the closing price of the Company’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Company’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 4,088; at 15.0%-16.49%, 8,177; at 16.5% or greater, 12,265.

24.

The Performance Based non-qualified stock options were granted on May 24, 2010 (as part of the option exchange program) at a strike price equal to $12.41(the closing price of the Company’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Company’s EPS compounded average growth rate over the four fiscal years of 2007, 2008, 2009 and 2010, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 1,065; at 15.0%-16.49%, 2,131; at 16.5% or greater, 3,196.

25.	Represents grant of restricted shares made on June 5, 2006 (the grant date stock price was $21.32). The restrictions on these shares shall lapse on June 5, 2013.
26.

Represents matching grant of restricted stock under MSOP made on April 6, 2010 (the grant date stock price was $10.24). The restrictions on these matching restricted shares shall lapse on April 6, 2020. Vesting shall immediately accelerate (and all restrictions shall lapse) after three years (on April 6, 2013) if the grantee maintained continuous outright ownership of a matching number of unrestricted shares of the Company for the entire three year period.

27.

The Performance Based non-qualified stock options were granted on February 29, 2008 at a strike price equal to $9.52 (the closing price of the Company’s common stock on that date). These options have a term of seven years and vest four years from the grant date. The number of option shares that vest on such date will be determined by the Company’s EPS compounded average growth rate over the four fiscal years following the grant date, as follows: EPS compounded average growth rate over the four fiscal years at less than 13.5%, 0; at 13.5%-14.99%, 3,592; at 15.0%-16.49%,7,184; at 16.5% or greater, 10,776.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Daniel P. Dyer	56,248	$447,932	117,924	$1,637,642
George D. Pelose	7,939	$54,740	59,461	$841,283
Edward J. Siciliano	—	—	20,017	$282,192
Lynne C. Wilson	10,924	$86,806	20,210	$300,435

Potential Payments Upon Termination of Employment or Change in Control

The following tables show potential payments to Messrs. Dyer and Pelose upon termination of employment, including without limitation a change in control, assuming a December 31, 2012 termination date. Stock option benefit amounts are computed for each option as to which vesting will be accelerated upon the occurrence of the termination event by multiplying the number of shares underlying the option by the difference between the $20.06 closing price per share of our common stock on December 31, 2012, and the exercise price per share of the option. Restricted stock benefit amounts are computed by multiplying the number of restricted shares as to which vesting will be accelerated by the $20.06 per share closing price of our common stock on December 31, 2012.

A description of the applicable provisions of the employment agreements for Messrs. Dyer and Pelose follows the tables.

Daniel P. Dyer

Benefit Type	Change in Control, Non-Renewal by Company, Termination without Cause or for Good Reason	For Cause or Voluntary Termination	Death or Disability
Lump Sum Payments	$1,178,737	—	—
Stock Options	$545,644	—	$545,644
Restricted Stock	$2,010,492	—	$2,010,492
Excise Tax Gross-Ups	—	—	—

George D. Pelose

Benefit Type	Change in Control, Non-Renewal by Company, Termination without Cause or for Good Reason	For Cause or Voluntary Termination	Death or Disability
Lump Sum Payment	$1,005,535	—	—
Stock Options	$414,163	—	$414,163
Restricted Stock	$1,181,873	—	$1,181,873
Excise Tax Gross-Ups	—	—	—

The Company has employment agreements with Messrs. Dyer and Pelose (each, an “executive”), which run through November 2014.

The Company may terminate the employment agreements for or without cause. A termination for cause requires a vote of two-thirds of our directors and prior written notice to the executive providing an opportunity to remedy the cause. Cause generally means: (1) willful fraud or material dishonesty by the executive in connection with the performance of his employment duties; (2) grossly negligent or intentional failure by the executive to substantially perform his employment duties; (3) material breach by the executive of certain protective covenants (as described below); or (4) the conviction of, or plea of nolo contendere to, a charge of commission of a felony by the executive.

The executive’s employment automatically terminates as of the last day of the agreement term upon the Company’s non-renewal of the employment agreement, provided that the executive was willing and able to execute a new contract providing terms and conditions substantially similar to those in the employment agreement and to continue providing services under the employment agreement.

The executive may terminate his employment agreement with or without good reason. A termination by the executive for good reason requires prior written notice within ninety (90) days after the initial occurrence of the event and after providing the Company with the opportunity to remedy the good reason during a thirty (30) day cure period. Good reason means the occurrence of any one or more of the following, without the consent of the executive: (a) a material diminution in the executive’s authority, duties or responsibilities; (b) the Company requires that the executive report to an officer or employee of the Company instead of reporting directly to the Company’s Chief Executive Officer, in the case of Mr. Pelose, and Board of Directors, in the case of Mr. Dyer; (c) a material diminution in the executive’s base compensation, which, for purposes of the employment agreement, means the executive’s base salary and target incentive bonus percentage in effect immediately prior to the action taken to diminish the executive’s base salary or target incentive bonus percentage; (d) a material change in the geographic location at which the executive must perform services, which shall include a change to a location that is more than twenty-five (25) miles from the location at which the executive performed services under the employment agreement as of December 31, 2008; or (e) any other action or inaction that constitutes a material breach by the Company under the employment agreement.

If a change in control (as defined in the employment agreements) occurs during the term of the employment agreements, then the executive’s employment with the Company shall automatically terminate without cause as of the date of the change of control.

Pursuant to the terms of their employment agreements, if the employment of Mr. Dyer or Mr. Pelose ends for any reason, the Company will pay accrued salary, bonuses and incentive payments already determined and other unpaid benefits or vested rights under any equity plans. In addition, in the event of a termination of employment due to either termination by the Company without cause, the resignation by the executive for good reason, non-renewal by the Company or a change in control, the executive will receive a lump sum payment equal to: (i) two times current base salary; (ii) two times the average incentive bonus earned for the preceding two fiscal years; (iii) twenty four (24) times the current monthly COBRA premium rate for medical and dental benefits for the executive and his family, plus an additional amount to cover taxes on such amount; (iv) two times the annual premium of additional life and long-term disability insurance coverage for the executive, based on the current annual premiums, plus an additional amount to cover taxes; and (v) any incentive bonus earned but not yet paid. The lump sum cash amount is payable within thirty (30) days following the termination date (provided the executive executes and does not revoke a standard release of employment claims). In the event that the executive’s employment is terminated on account of the executive’s death or disability, termination by the Company without cause, the resignation by the executive for good reason, non-renewal by the Company or a change in control, then all of the options, restricted stock and other stock incentives granted to the executive will become fully vested, and the executive will have up to two years in which to exercise all vested options. If any payments due to the executive under the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the Company will be required to gross up the executive’s payments for the amount of the excise tax plus the amount of income and other taxes due as a result of the gross up payment.

Notwithstanding the provisions described above, the employment agreements are intended to comply with the requirements of Section 409A of the Internal Revenue Code, to the extent applicable, and the agreements shall be interpreted to avoid any penalty sanctions thereunder, and therefore may require a payment delay of severance benefits or reimbursements to be paid to the executive.

Upon termination of the employment agreement, the executive will be subject to certain protective covenants. If the Company terminates the executive’s employment without cause or if the executive terminates his employment with good reason, the executive will be prohibited from competing with the Company and from soliciting its customers for an 18-month period. Such period shall be 12 months for all other terminations. In addition, for a 24-month period after termination of employment, the executive is prohibited from hiring the Company’s employees.

Mr. Siciliano and Ms. Wilson do not have employment agreements, but pursuant to the terms of the Company’s 2003 Equity Compensation Plan, as amended (the “Equity Plan”), upon a change of control (as defined in the Equity Plan), all outstanding options shall immediately vest and become exercisable, and the restrictions and conditions on all outstanding restricted stock awards shall immediately lapse. Based on this, in the event of a change of control (as defined in the Equity Plan), assuming a December 31, 2012 change of control date, the benefit to Mr. Siciliano would be $725,146 in restricted stock and $113,579 in options and the benefit to Ms. Wilson would be $659,228 in restricted stock and $168,839 in options. Stock option benefit amounts are computed for each option as to which vesting will be accelerated upon the occurrence of the termination event by multiplying the number of shares underlying the option by the difference between the $20.06 closing price per share of our common stock on December 31, 2012 and the exercise price per share of the option. Restricted stock benefit amounts are computed by multiplying the number of restricted shares as to which vesting will be accelerated by the $20.06 per share closing price of our common stock on December 31, 2012.

Directors’ Compensation

The non-employee independent members of the Board of Directors receive a $30,000 annual retainer (payable in quarterly installments) for their service on the Board of Directors. Non-employee independent members of the Board of Directors are granted an Option to purchase 5,000 shares of the Company’s common stock upon their initial appointment or election to the Board. These options vest in four equal annual installments. In addition, non-employee independent members of the Board of Directors receive annual grants under the Company’s 2003 Equity Compensation Plan, as amended, of restricted stock yielding a present value of $36,000 at the Stock Award grant date. The annual restricted Stock Awards vest at the earlier of (a) seven years from the grant date and (b) six months following the non-employee independent director’s termination of Board service.

The chairman of the Audit Committee receives additional compensation of $10,000 per year, the chairman of the Compensation Committee receives additional compensation of $4,000 per year and the chairman of the Nominating Committee receives additional compensation of $2,000 per year. These fees are paid in quarterly installments.

The non-employee Chairman of the Board of the Company receives: (i) $100,000 total annual retainer (payable in quarterly installments) and (ii) an annual restricted stock grant yielding a present value of $41,000. The annual restricted stock grant will vest at the earlier of (a) seven years from the grant date and (b) six months following the non-employee Chairman’s termination of Board service.

The following table sets forth compensation from the Company for the non-employee independent members of the Board of Directors in 2012. The table does not include reimbursement of travel expenses related to attending Board, Committee and Company business meetings.

Director Compensation Table

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Kevin J. McGinty	$100,000	$31,295	—	$131,295
John J. Calamari	$40,000	$28,893	—	$68,893
Lawrence J. DeAngelo	$34,000	$28,893	—	$62,893
Edward Grzedzinski	$32,000	$28,893	—	$60,893
Matthew J. Sullivan	$30,000	$21,163	$959	$52,122
J. Christopher Teets	$30,000	$13,431	$9,787	$53,218
James W. Wert	$30,000	$28,893	—	$58,893

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 1, 2013, by:

•	each person or entity known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers in the Summary Compensation Table below;

•	each of our directors and nominees; and

•	all of our executive officers, directors and nominees as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Executive Officers, Directors and Nominees
Daniel P. Dyer(1,2)	411,818	3.23%
George D. Pelose(1,2)	224,139	1.75
Edward J. Siciliano(1,2)	99,996	*
Lynne C. Wilson (1,2)	91,463	*
John J. Calamari(3)	32,501	*
Lawrence J. DeAngelo(3)	44,488	*
Edward Grzedzinski(3)	34,136	*
Kevin J. McGinty(3)	117,266	*
James W. Wert(3)	76,375	*
Matthew J. Sullivan(1,3,4)	2,336,495	18.33
J. Christopher Teets(1,5)	11,025	*
All executive officers, directors and nominees as a group (10 persons)(1,6)	3,479,702	27.31
Beneficial Owners of More Than 5% of Common Stock
Peachtree Equity Investment Management, Inc.(7) 1170 Peachtree St., Ste. 1610 Atlanta, GA 30309	2,309,934	18.13
Red Mountain Capital Partners LLC(8) 10100 Santa Monica Blvd, Ste. 925 Los Angeles, CA 90067	1,259,902	9.89
Columbia Wanger Asset Management, L.P.(9) 227 West Monroe Street, Suite 3000 Chicago, IL 60606	1,216,000	9.54
Dimensional Fund Advisors LP.(10) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	963,924	7.57

*	Represents less than 1%.
(1)

Does not include options vesting more than 60 days after March 1, 2013, held by Mr. Dyer (59,602), Mr. Pelose (45,132), Mr. Siciliano (10,776), Ms. Wilson (17,437), and Mr. Teets (2,500). Includes, where applicable, shares held in the 2003 Employee Stock Purchase Plan and restricted shares awarded under the 2003 Equity Compensation Plan, as amended.

(2)	Includes options for Mr. Pelose (30,184) and Mr. Sicilano (9,187) to purchase shares that are currently exercisable or will become exercisable within 60 days following March 1, 2013.
(3)

Includes options for Mr. Calamari (9,737), Mr. DeAngelo (14,737), Mr. Grzedzinski (13,237), Mr. McGinty (15,020), Mr. Sullivan (10,745), Mr. Teets (2,500) and Mr. Wert (14,737) to purchase shares that are currently exercisable or will become exercisable within 60 days following March 1, 2013.

(4)

Includes 2,309,934 shares that are reported as beneficially owned by Peachtree Equity Investment Management, Inc., based solely on a Schedule 13G filed jointly by such entity, WCI (Private Equity) LLC (“WCI”) and Matthew J. Sullivan with the SEC on February 17, 2004. The shares are reported as directly owned by WCI, whose sole manager is Peachtree Equity Investment Management, Inc. (the “Manager”). The Manager could be deemed to be an indirect beneficial owner of the reported shares, and could be deemed to share such beneficial ownership with WCI. Matthew J. Sullivan is a director of the Manager, and could be deemed to be an indirect beneficial owner of the reported shares, and could be deemed to share such indirect beneficial ownership with the Manager and WCI. Mr. Sullivan disclaims beneficial ownership of the reported shares except to the extent of his pecuniary interest therein.

(5)

The information for Mr. Teets does not include shares beneficially owned by Red Mountain Capital Partners LLC (“Red Mountain”), as described in footnote 8 below. Mr. Teets, a Partner of Red Mountain, disclaims beneficial ownership of the shares of the Company beneficially owned by Red Mountain.

(6)	Includes options to purchase 125,084 shares that are currently exercisable or will become exercisable within 60 days following March 1, 2013.
(7)

The shares reported as beneficially owned by Peachtree Equity Investment Management, Inc. are based solely on a Schedule 13G filed jointly by such entity, WCI (Private Equity) LLC (“WCI”) and Matthew J. Sullivan with the SEC on February 17, 2004. The shares are reported as directly owned by WCI, whose sole manager is Peachtree Equity Investment Management, Inc. (the “Manager”). The Manager could be deemed to be an indirect beneficial owner of the reported shares, and could be deemed to share such beneficial ownership with WCI. Matthew J. Sullivan is a director of the Manager, and could be deemed to be an indirect beneficial owner of the reported shares, and could be deemed to share such indirect beneficial ownership with the Manager and WCI. Mr. Sullivan disclaims beneficial ownership of the reported shares except to the extent of his pecuniary interest therein.

(8)

The shares reported as beneficially owned by Red Mountain are reported as of May 16, 2011, based solely on a Schedule 13D/A (Amendment No. 3 to Schedule 13D) jointly filed on May 18, 2011 by Red Mountain and certain of its related persons. Mr. Teets, a Partner of Red Mountain, disclaims beneficial ownership of all shares of the Company beneficially owned by Red Mountain.

(9)

The shares reported as beneficially owned by Columbia Wanger Asset Management, LLC. (“CWAM”) are reported as of December 31, 2012, based solely on a Schedule 13G/A filed by Columbia on February 14, 2013. CWAM does not directly own any shares of common stock of the Company. As the investment adviser of Columbia Acorn Fund and various other investment companies and managed accounts, CWAM may be deemed to beneficially own the shares reported by Columbia Acurn Fund. Accordingly, the shares reported by CWAM include those shares separately reported by Columbia Acorn Fund. CWAM disclaims beneficial ownership of any shares. As of December 31, 2012, only Columbia Acorn Fund, a Massachusetts business trust managed by CWAM, owned more than 5% of the class of securities reported.

(10)

The shares reported as beneficially owned by Dimensional Fund Advisors LP (“Dimensional”) are reported as of December 31, 2012, based solely on a Schedule 13G filed by Dimensional on February 11, 2013. Dimensional reported that it does not possess any sole or shared voting or investment power over any shares beneficially owned. Dimensional disclaims beneficial ownership of the shares reported.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses, as of December 31, 2012, the number of outstanding options and other rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Other Rights	Weighted Average Exercise Price of Outstanding Options and Other Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders
2003 Equity Compensation Plan, as amended	363,519	$11.21	1,032,029
2003 Employee Stock Purchase Plan	None	n/a	131,212
Equity Compensation Plans Not Approved by Shareholders	None	n/a	None

Totals	363,519	$11.21	1,163,241

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Related Person Transactions

Under the Company’s Code of Ethics and Business Conduct, the Audit Committee must review and approve transactions with “related persons” (directors, director nominees and executive officers or their immediate family members, or stockholders owning 5% or greater of the Company’s outstanding common stock) in which the amount exceeds $120,000 and in which the related person has a direct or indirect material interest. Under this policy, full written disclosure must be submitted in writing to the Company’s General Counsel, who will submit it to the Audit Committee for review. The transaction must receive Audit Committee approval prior to the consummation of the transaction.

The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Company’s Chief Executive Officer, is the President of The Selzer Company. The Company does not have any contractual arrangement with The Selzer Company or Richard Dyer, nor does it pay either of them any direct fees. Insurance premiums paid to The Selzer Company totaled $454,726 in 2012.

Joseph Dyer, the brother of Daniel P. Dyer, the Company’s Chief Executive Officer, is a vice president in our treasury group and was paid compensation in excess of $120,000 for such services in 2012.

On March 26, 2007, the Company announced that it had received correspondence from the Federal Deposit Insurance Company (“FDIC”) approving the application for federal deposit insurance for its wholly-owned subsidiary, Marlin Business Bank, an industrial bank chartered by the State of Utah (the “Bank”), subject to certain conditions set forth in the order issued by the FDIC, dated as of March 20, 2007 (the “Order”). The Order provided that the approval of the Company’s Bank application was conditioned on Peachtree Equity Investment Management, Inc. (“Peachtree”) and WCI (Private Equity) LLC (“WCI”), whose sole manager is Peachtree, executing a passivity agreement with the FDIC to eliminate Peachtree’s and WCI’s ability to control the Bank. As a result, Peachtree, WCI and the FDIC entered into a Passivity Agreement, dated as of June 18, 2007 (the “Passivity Agreement”), which would be deemed effective on the date of issuance from the FDIC of the federal deposit insurance for the Bank. In connection with the execution of the Passivity Agreement, the Company entered into a Letter Agreement, dated as of June 18, 2007, by and among the Company, Peachtree and WCI (the “Letter Agreement”), which is also deemed effective on the date of issuance from the FDIC of the federal deposit insurance for the Bank. On March 11, 2008, the Company received approval from the FDIC for federal deposit insurance for the Bank, and approved the Bank to commence operations effective March 12, 2008. As a result of the approval, the Company became subject to the terms, conditions and obligations of the Letter Agreement. Under the terms of the Letter Agreement, the Company agreed to create one vacancy on the Company’s Board of Directors by increasing the size of the Board. The Company also agreed to take all necessary action to appoint one individual proposed by Peachtree and WCI as a member of the Board who will serve as a director until the expiration of the term at the Annual Meeting. In addition, the Company agreed to include an individual proposed by Peachtree and WCI on the Board’s slate of nominees for election as a director of the Company and to use its best efforts to cause the election of such individual so long as Peachtree and WCI are subject to the terms and conditions of the Passivity Agreement.

Board Independence

It is the policy of the Board and Nasdaq’s rules require listed companies to have a board of directors with at least a majority of independent directors, as defined under Nasdaq’s Marketplace Rules. As described under Item 10 of this Annual Report on Form 10-K, “Governance of the Company,” the Board has affirmatively determined that each member of our Board, other than our Chief Executive Officer, Daniel P. Dyer, is an independent director, and all standing committees of the Board are composed entirely of independent directors, in each case under Nasdaq’s independence definition. The Nasdaq independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and other activities as they may relate to Marlin and our management.

For further discussion of the Board committees on which our independent directors serve, please see Item 10 of this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The following sets forth the fees paid to Deloitte & Touche LLP, the Company’s independent registered public accountants for the last two fiscal years:

	2012	2011
Audit Fees	$845,500	$786,100
Audit-Related Fees	$0	$0
Tax Fees	$8,000	$8,000
All Other Fees	$0	$0

Total	$853,500	$794,100

Audit Fees. Consists of fees related to the performance of the audit or review of the Company’s financial statements and internal control over financial reporting, including services in connection with assisting the Company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations.

Tax Fees. Consists of assistance rendered in preparation of proxy disclosures.

The Audit Committee has the sole authority to consider and approve in advance any audit, audit-related and tax work to be performed for the Company by its independent registered public accountants.

PART IV

Item 15. Exhibits, Financial Statements and Schedules.

(a)(1) Financial Statements.

The response to this portion of Item 15 is included in Part II, Item 8 of the Original Filing.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Part II, Item 8 of the Original Filing.

(a)(3) Exhibits.

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

Date: April 30, 2013

MARLIN BUSINESS SERVICES CORP. (Registrant)

By:	/s/ DANIEL P. DYER
Daniel P. Dyer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ DANIEL P. DYER	Chief Executive Officer and President	April 30, 2013
	Daniel P. Dyer	(Principal Executive Officer)

By:	/s/ LYNNE C. WILSON	Chief Financial Officer and	April 30, 2013
	Lynne C. Wilson	Senior Vice President
(Principal Financial and Accounting Officer)

By:	/s/ KEVIN J. MCGINTY	Chairman of the Board of Directors	April 30, 2013
Kevin J. McGinty

By:	/s/ JOHN J. CALAMARI	Director	April 30, 2013
John J. Calamari

By:	/s/ LAWRENCE J. DEANGELO	Director	April 30, 2013
Lawrence J. DeAngelo

By:	/s/ EDWARD GRZEDZINSKI	Director	April 30, 2013
Edward Grzedzinski

By:	/s/ MATTHEW J. SULLIVAN	Director	April 30, 2013
Matthew J. Sullivan

By:	/s/ J. CHRISTOPHER TEETS	Director	April 30, 2013
J. Christopher Teets

By:	/s/ JAMES W. WERT	Director	April 30, 2013
James W. Wert