Form 10-Q
period 2013-03-31
MARLIN BUSINESS SERVICES CORP
filed 2013-05-03
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☑

At April 26, 2013, 12,861,622 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended March 31, 2013

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
	(Dollars in thousands, except per- share data)
ASSETS
Cash and due from banks	$3,668	$2,472
Interest-earning deposits with banks	71,869	62,498

Total cash and cash equivalents	75,537	64,970
Restricted interest-earning deposits with banks	2,161	3,520
Securities available for sale (amortized cost of $5.8 million and $4.8 million at March 31, 2013 and December 31, 2012, respectively)	5,839	4,845
Net investment in leases and loans	525,901	503,017
Property and equipment, net	1,851	1,970
Property tax receivables	4,963	397
Other assets	23,388	23,629

Total assets	$639,640	$602,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$419,598	$378,188
Long-term borrowings	5,413	15,514
Other liabilities:
Sales and property taxes payable	8,795	4,505
Accounts payable and accrued expenses	9,973	12,062
Net deferred income tax liability	18,426	17,829

Total liabilities	462,205	428,098

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,862,342 and 12,774,829 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	129	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	88,314	87,494
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive income	41	55
Retained earnings	88,953	86,575

Total stockholders’ equity	177,435	174,250

Total liabilities and stockholders’ equity	$639,640	$602,348

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per- share data)
Interest income	$15,057	$12,052
Fee income	3,175	3,114

Interest and fee income	18,232	15,166
Interest expense	1,256	2,129

Net interest and fee income	16,976	13,037
Provision for credit losses	2,164	1,102

Net interest and fee income after provision for credit losses	14,812	11,935

Other income:
Insurance income	1,140	1,009
Loss on derivatives	—	(4)
Other income	414	304

Other income	1,554	1,309

Other expense:
Salaries and benefits	6,587	7,062
General and administrative	3,543	3,294
Financing related costs	239	201

Other expense	10,369	10,557

Income before income taxes	5,997	2,687
Income tax expense	2,346	1,038

Net income	$3,651	$1,649

Basic earnings per share	$0.29	$0.13
Diluted earnings per share	$0.28	$0.13

Cash dividends declared and paid per share	$0.10	$0.06

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net income	$3,651	$1,649

Other comprehensive income (loss):
Amortization of net deferred losses on cash flow hedge derivatives	—	12
Increase (decrease) in fair value of securities available for sale	(23)	(11)
Tax effect	9	(1)

Total other comprehensive income (loss)	(14)	—

Comprehensive income	$3,637	$1,649

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2011	12,760,266	$128	$85,544	$(2)	$1	$78,430	$164,101
Issuance of common stock	8,788	—	136	—	—	—	136
Repurchase of common stock	(145,315)	(2)	(2,187)	—	—	—	(2,189)
Exercise of stock options	89,900	1	850	—	—	—	851
Excess tax benefits from stock-based payment arrangements	—	—	592	—	—	—	592
Stock option compensation recognized	—	—	34	—	—	—	34
Restricted stock grant	61,190	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	2,526	—	—	—	2,526
Net change related to derivatives, net of tax	—	—	—	—	32	—	32
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	22	—	22
Net income	—	—	—	—	—	11,697	11,697
Cash dividends paid	—	—	—	—	—	(3,552)	(3,552)

Balance, December 31, 2012	12,774,829	$128	$87,494	$(2)	$55	$86,575	$174,250
Repurchase of common stock	(42,898)	(1)	(910)	—	—	—	(911)
Exercise of stock options	15,734	1	187	—	—	—	188
Excess tax benefits from stock-based payment arrangements	—	—	703	—	—	—	703
Stock option compensation recognized	—	—	5	—	—	—	5
Restricted stock grant	114,677	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	836	—	—	—	836
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	3,651	3,651
Cash dividends paid	—	—	—	—	—	(1,273)	(1,273)

Balance, March 31, 2013	12,862,342	$129	$88,314	$(2)	$41	$88,953	$177,435

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,651	$1,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	549	548
Stock-based compensation	841	1,552
Excess tax benefits from stock-based payment arrangements	(703)	(741)
Amortization of deferred net loss on cash flow hedge derivatives	—	12
Change in fair value of derivatives	—	4
Provision for credit losses	2,164	1,102
Net deferred income taxes	574	384
Amortization of deferred initial direct costs and fees	1,592	1,286
Deferred initial direct costs and fees	(1,799)	(1,927)
Loss on equipment disposed	651	739
Effect of changes in other operating items:
Other assets	(3,932)	(2,878)
Other liabilities	2,227	2,742

Net cash provided by operating activities	5,815	4,472

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(80,944)	(72,362)
Principal collections on leases and loans	54,744	45,651
Security deposits collected, net of refunds	(140)	(166)
Proceeds from the sale of equipment	848	964
Acquisitions of property and equipment	(114)	(285)
Change in restricted interest-earning deposits with banks	1,359	150
Purchases of securities available for sale	(1,017)	(1,518)

Net cash provided by (used in) investing activities	(25,264)	(27,566)

Cash flows from financing activities:
Increase in deposits	41,410	40,181
Term securitization repayments	—	(12,272)
Bank facility advances	—	3,000
Bank facility repayments	(10,101)	(9,040)
Repurchases of common stock	(911)	(1,472)
Dividends paid	(1,273)	(760)
Exercise of stock options	188	31
Excess tax benefits from stock-based payment arrangements	703	741

Net cash provided by (used in) financing activities	30,016	20,409

Net increase in total cash and cash equivalents	10,567	(2,685)
Total cash and cash equivalents, beginning of period	64,970	42,285

Total cash and cash equivalents, end of period	$75,537	$39,600

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$891	$1,807
Net cash paid for income taxes	$1,459	$48

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2013 and the results of operations for the three-month periods ended March 31, 2013 and 2012, and cash flows for the three-month periods ended March 31, 2013 and 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2013. The consolidated results of operations for the three-month periods ended March 31, 2013 and 2012 and the consolidated statements of cash flows for the three-month periods ended March 31, 2013 and 2012 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

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

Securities available for sale. Securities available for sale consist of mutual funds and municipal bonds that are measured at fair value on a recurring basis. Unrealized holding gains or losses of all securities available for sale, net of related deferred income taxes, are reported in accumulated other comprehensive income. Fair value measurement is based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, fair values are based on prices obtained from third-party pricing vendors. See Note 9 for more information on fair value measurement of securities.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At March 31, 2013, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2006 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009, resulting in the recognition of a net tax receivable of approximately $15.4 million as originally discussed in Note 13 to the Company’s Form 10-K for the year ended December 31, 2010. These amendments are subject to review by the various jurisdictions. The federal amended returns are currently in the review process.

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

Recent Accounting Pronouncements. In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance did not change the requirements for reporting net income or other comprehensive income in the financial statements. However, ASU 2013-02 requires presentation in interim and annual financial statements of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, and the income statement line items affected by the reclassification. This information may be presented in a single note or on the face of the financial statements.

The guidance was effective for interim and annual reporting periods beginning after December 15, 2012. ASU 2013-02 did not have a significant impact on the Company’s disclosures. Because ASU 2013-02 impacted disclosures only, it did not affect the consolidated earnings, financial position or cash flows of the Company.

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Minimum lease payments receivable	$603,165	$577,545
Estimated residual value of equipment	29,551	29,913
Unearned lease income, net of initial direct costs and fees deferred	(97,612)	(95,696)
Security deposits	(2,638)	(2,778)
Loans, including unamortized deferred fees and costs	519	521
Allowance for credit losses	(7,084)	(6,488)

	$525,901	$503,017

At March 31, 2013, a total of $28.9 million of minimum lease payments receivable is assigned as collateral for borrowings.

Initial direct costs net of fees deferred were $9.5 million and $9.3 million as of March 31, 2013 and December 31, 2012, respectively, are netted in unearned income and will be amortized to income using the effective interest method. At March 31, 2013 and December 31, 2012, $23.5 million and $23.8 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of March 31, 2013:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2013	$186,723	$39,523
2014	190,212	32,998
2015	126,340	16,698
2016	68,340	6,733
2017	29,084	1,609
Thereafter	2,466	51

	$603,165	$97,612

Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of March 31, 2013 and December 31, 2012, the Company maintained total finance receivables which were on a non-accrual basis of $1.6 million and $1.4 million, respectively. As of March 31, 2013 and December 31, 2012, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.9 million and $0.9 million, respectively. (See Note 4 for additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The chart which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended March 31,		Year Ended December 31,
	2013	2012	2012
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$6,488	$5,353	$5,353

Charge-offs	(1,947)	(1,647)	(6,358)
Recoveries	379	448	1,573

Net charge-offs	(1,568)	(1,199)	(4,785)

Provision for credit losses	2,164	1,102	5,920

Allowance for credit losses, end of period(1)	$7,084	$5,256	$6,488

Annualized net charge-offs to average total finance receivables(2)	1.25%	1.23%	1.11%
Allowance for credit losses to total finance receivables, end of period(2)	1.35%	1.28%	1.30%
Average total finance receivables(2)	$502,850	$390,608	$432,829
Total finance receivables, end of period(2)	$523,475	$409,960	$500,203
Delinquencies greater than 60 days past due	$3,415	$1,911	$2,444
Delinquencies greater than 60 days past due(3)	0.57%	0.41%	0.42%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	207.44%	275.04%	265.47%
Non-accrual leases and loans, end of period	$1,628	$842	$1,395
Renegotiated leases and loans, end of period	$917	$940	$862

(1)	At March 31, 2013, December 31, 2012 and March 31, 2012, there was no allowance for credit losses allocated to loans.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At March 31, 2013, December 31, 2012 and March 31, 2012, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended March 31, 2013 were $1.6 million (1.25% of average total finance receivables on an annualized basis), compared to $1.5 million (1.26% of average total finance receivables on an annualized basis) for the three-month period ended December 31, 2012. The increase in net charge-offs during the three-month period ended March 31, 2013 compared to recent previous periods is primarily due to the growth in average total finance receivables. Our key credit quality indicator is delinquency status.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Accrued fees receivable	$1,577	$1,583
Deferred transaction costs	198	427
Prepaid expenses	1,545	1,588
Income taxes receivable	16,982	16,535
Other	3,086	3,496

	$23,388	$23,629

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

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At March 31, 2013, MBB had an unfunded commitment of $1.4 million for this activity. Unless renewed prior to termination, MBB’s membership in the consortium will expire in June 2013. Subsequent to March 31, 2013, the expiration date was revised to September 2013.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of March 31, 2013, the Company leases all five of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Sherwood, Oregon. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of March 31, 2013:

	Future Minimum Lease Payment Obligations
Period Ending December 31,	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2013	$86	$1,028	$1,114
2014	85	1,254	1,339
2015	—	1,170	1,170
2016	—	1,185	1,185
2017	—	1,199	1,199
Thereafter	—	2,959	2,959

Total minimum lease payments	$171	$8,795	$8,966

Less: amount representing interest	(8)

Present value of minimum lease payments	$163

In February 2013, the Company extended its lease agreement on its executive offices in Mount Laurel, New Jersey. The original expiration date of May 2013 was extended to May 2020, with an expected obligation of approximately $1.1 million per year. Concurrently, the Company also entered into a lease agreement for an additional 9,700 square feet at the same location, which commences in June 2014 and expires in May 2020. The expected annual obligation under such lease is approximately $0.2 million per year. These obligations are included in the table above.

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits directly from other financial institutions. As of March 31, 2013, the remaining scheduled maturities of time deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
2013	$149,914
2014	126,824
2015	78,369
2016	38,228
2017	23,790
Thereafter	2,473

Total	$419,598

All time deposits are in denominations of $250,000 or less. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits outstanding at March 31, 2013 was 0.93%.

NOTE 8 – Long-term Borrowings

Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s long-term loan facilities are classified as long-term borrowings.

Scheduled principal and interest payments on outstanding borrowings as of March 31, 2013 are as follows:

	Principal	Interest(1)
	(Dollars in thousands)
Period Ending December 31,
2013	$—	$123
2014	—	165
2015	5,413	128
2016	—	—
2017	—	—

	$5,413	$416

(1)	Interest on the variable-rate long-term loan facility is assumed at the March 31, 2013 rate for the remaining term.

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

The Company’s balances measured at fair value on a recurring basis include the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013 Fair Value Measurements Using		December 31, 2012 Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)
Assets
Securities available for sale	$3,244	$2,595	$3,250	$1,595

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$75,537	$75,537	$64,970	$64,970
Restricted interest-earning deposits with banks	2,161	2,161	3,520	3,520
Securities available for sale	5,839	5,839	4,845	4,845
Loans	519	519	521	521
Liabilities
Deposits	419,598	421,361	378,188	379,596
Long-term borrowings	5,413	5,413	15,514	15,514
Sales and property taxes payable	8,795	8,795	4,505	4,505
Accounts payable and accrued expenses	9,973	9,973	12,062	12,062

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a) Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of March 31, 2013 and December 31, 2012, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

(b) Restricted Interest-Earning Deposits with Banks

The Company maintains interest-earning trust accounts related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at March 31, 2013 and December 31, 2012. This fair value measurement is classified as Level 1.

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

(d) Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of the Company’s loans approximates the carrying amount at March 31, 2013 and December 31, 2012. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2.

(e) Deposits

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

(g) Sales and Property Taxes Payable

The carrying amount of the Company’s sales and property taxes payable approximates fair value as of March 31, 2013 and December 31, 2012, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

(h) Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable and accrued expenses approximates fair value as of March 31, 2013 and December 31, 2012, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per- share data)
Basic EPS
Net income	$3,651	$1,649
Less: net income allocated to participating securities	(135)	(73)

Net income allocated to common stock	$3,516	$1,576

Weighted average common shares outstanding	12,799,915	12,728,881
Less: Unvested restricted stock awards considered participating securities	(497,917)	(622,016)

Adjusted weighted average common shares used in computing basic EPS	12,301,998	12,106,865

Basic EPS	$0.29	$0.13

Diluted EPS
Net income allocated to common stock	$3,516	$1,576

Adjusted weighted average common shares used in computing basic EPS	12,301,998	12,106,865
Add: Effect of dilutive stock options	92,961	66,657

Adjusted weighted average common shares used in computing diluted EPS	12,394,959	12,173,522

Diluted EPS	$0.28	$0.13

For the three-month periods ended March 31, 2013 and March 31, 2012, options to purchase 34,138 and 54,391 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

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

During the three-month period ended March 31, 2013, the Company purchased 231 shares of its common stock at an average cost of $18.52 per share. During the three-month period ended March 31, 2012, the Company had no repurchases of its common stock in the open market. At March 31, 2013, the Company had $5.1 million remaining in its stock repurchase plan authorized by the Board of Directors.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 42,667 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended March 31, 2013, at an average cost of $21.24 per share. There were 104,963 shares repurchased to cover income tax withholding during the three-month period ended March 31, 2012, at an average cost of $14.02 per share.

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

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s Tier 1 Capital balance at March 31, 2013 was $77.9 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At March 31, 2013, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at March 31, 2013.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	28.70%	$177,394	4%	$24,722	5%		$30,903
Marlin Business Bank	15.83%	$77,912	5%	$24,615	5%		$24,615
Tier 1 Risk-based Capital
Marlin Business Services Corp.	30.85%	$177,394	4%	$23,002	6%		$34,503
Marlin Business Bank	16.21%	$77,912	6%	$28,834	6%		$28,834
Total Risk-based Capital
Marlin Business Services Corp.	32.09%	$184,508	8%	$46,004	10%		$57,505
Marlin Business Bank	17.47%	$83,954	15%	$72,084	10	%(1)	$48,056

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 17.47% at March 31, 2013 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

Dividends. The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings.

NOTE 12 – Stock-Based Compensation

Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 4,150,000. Not more than 2,500,000 of such shares shall be available for issuance as restricted stock grants. There were 917,252 shares available for future grants under the 2003 Plan as of March 31, 2013, of which 755,125 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $0.8 million and $1.6 million for the three-month periods ended March 31, 2013 and March 31, 2012, respectively. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.7 million for the three-month period ended March 31, 2013. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.7 million for the three-month period ended March 31, 2012.

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

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during either of the three-month periods ended March 31, 2013 and March 31, 2012.

A summary of option activity for the three-month period ended March 31, 2013 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2012	363,519	$11.21
Granted	—	—
Exercised	(15,734)	11.92
Forfeited	—	—
Expired	—	—

Outstanding, March 31, 2013	347,785	11.18

During each of the three-month periods ended March 31, 2013 and March 31, 2012, the Company recognized total compensation expense related to options of less than $0.1 million.

There were 15,734 stock options exercised during the three-month period ended March 31, 2013. There were 3,744 stock options exercised during the three-month period ended March 31, 2012. The total pretax intrinsic values of stock options exercised were $0.2 million and $0.1 million for the three-month periods ended March 31, 2013 and March 31, 2012, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2013.

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$7.17 - 9.52	188,946	2.1	$9.00	$2,681	84,602	2.3	$8.36	$1,255
$12.08 - 12.41	108,707	4.1	12.40	1,173	28,105	4.1	12.38	304
$14.00 - 16.01	32,672	0.8	14.39	288	32,672	0.8	14.39	288
$20.35 - 21.50	17,460	0.5	21.08	37	17,460	0.5	21.08	37

	347,785	2.5	11.18	$4,179	162,839	2.1	11.63	$1,884

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $23.19 as of March 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2013, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 1.0 years. As of March 31, 2013, $0.7 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 2.9 years.

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

Of the total restricted stock awards granted during the three-month period ended March 31, 2013, 67,607 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2012 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the three months ended March 31, 2013:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	523,967	$11.94
Granted	116,227	18.80
Vested	(122,038)	10.14
Forfeited	(1,550)	13.50

Outstanding at March 31, 2013	516,606	13.90

During the three-month periods ended March 31, 2013 and March 31, 2012, the Company granted restricted stock awards with grant date fair values totaling $2.2 million and $0.8 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.8 million and $1.5 million of compensation expense related to restricted stock for the three-month periods ended March 31, 2013 and March 31, 2012, respectively.

Of the $0.8 million total compensation expense related to restricted stock for the three-month period ended March 31, 2013, approximately $0.5 million related to accelerated vesting based on achievement of certain performance criteria determined annually. Of the $1.5 million total compensation expense related to restricted stock for the three-month period ended March 31, 2012, approximately $1.1 million related to accelerated vesting, which was also based on the achievement of certain performance criteria determined annually.

As of March 31, 2013, there was $4.7 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.1 years. In the event individual performance targets are achieved, $1.7 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.6 years. In addition, certain of the awards granted may result in the issuance of 63,102 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended March 31, 2013 and March 31, 2012 was $1.2 million and $4.2 million, respectively.

NOTE 13 – Subsequent Events

The Company declared a dividend of $0.10 per share on April 30, 2013. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.3 million, is scheduled to be paid on May 22, 2013 to shareholders of record on the close of business on May 10, 2013. It represents the Company’s seventh consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Form 10-K for the year ended December 31, 2012 filed with the SEC. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel;

•	general volatility of the capital markets; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2013, our lease portfolio consisted of approximately 70,160 accounts with an average original term of 47 months and average original transaction size of approximately $12,300.

We were founded in 1997. At March 31, 2013, we had $639.6 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $525.9 million at March 31, 2013.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	Three Months
	Ended March 31, 2013	As of or For the Year Ended December 31,
		2012	2011	2010	2009	2008
Number of sales account executives	118	114	93	87	38	86
Number of originating sources(1)	1,132	1,117	827	604	465	1,014

(1)	Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended March 31, 2013, our annualized net credit losses were 1.25% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 67% of our lease portfolio at March 31, 2013 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed-rate FDIC-insured certificates of deposit, raised nationally by MBB and, to a lesser extent, through variable-rate borrowings and the issuance from time to time of subordinated debt and equity securities. Our variable-rate borrowing currently consists of a long-term loan facility.

Historically, leases were funded through variable-rate facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations were accounted for as on-balance sheet transactions and, therefore, we did not recognize gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations through the issuance of FDIC-insured certificates of deposit. We anticipate that FDIC-insured certificates of deposit issued by MBB will represent our primary source of funds for the foreseeable future. As of March 31, 2013, total MBB deposits were $419.6 million, compared to $378.2 million at December 31, 2012. In contrast, our aggregate outstanding secured borrowings amounted to $5.4 million at March 31, 2013 and $15.5 million at December 31, 2012.

Fixed rate leases not funded with deposits are financed with variable-rate debt. Therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous facilities, our current long-term loan facility does not require annual refinancing, but failure to renew the existing facility or to obtain additional financing could restrict our growth and future financial performance.

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active interest-rate swap agreements at March 31, 2013.

Through the issuance of FDIC-insured certificates of deposit, the Company’s wholly owned subsidiary, MBB, serves as the Company’s primary funding source. Over time, MBB may offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

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

Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and emerging trends, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis. Adjustments due to such qualitative factors increased the allowance for credit losses by approximately $0.3 million and $0.2 million at March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2006 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009, resulting in the recognition of a net tax receivable of approximately $15.4 million as originally discussed in Note 13 to the Company’s Form 10-K for December 31, 2010. These amendments are subject to review by the various jurisdictions. The federal amended returns are currently in the review process.

The Company records penalties and accrued interest related to taxes, including penalties and interest related to uncertain tax positions, in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2013 and March 31, 2012

Net income. Net income of $3.7 million was reported for the three-month period ended March 31, 2013, resulting in diluted EPS of $0.28, compared to net income of $1.6 million and diluted EPS of $0.13 for the three-month period ended March 31, 2012.

Return on average assets was 2.38% for the three-month period ended March 31, 2013, compared to a return of 1.34% for the three-month period ended March 31, 2012. Return on average equity was 8.35% for the three-month period ended March 31, 2013, compared to a return of 4.02% for the three-month period ended March 31, 2012.

Overall, our average net investment in total finance receivables for the three-month period ended March 31, 2013 increased 28.8% to $502.9 million, compared to $390.6 million for the three-month period ended March 31, 2012. This change was primarily due to growth in origination volume resulting from the continued seasoning and development of our sales account executives and an increase in the number of sales account executives. The end-of-period net investment in total finance receivables at March 31, 2013 was $525.9 million, an increase of $22.9 million, or 4.6%, from $503.0 million at December 31, 2012.

During the three months ended March 31, 2013, we generated 6,293 new leases with a cost of $80.9 million, compared to 5,658 new leases with a cost of $72.4 million generated for the three months ended March 31, 2012. Sales staffing levels increased from 99 sales account executives at March 31, 2012 to 118 sales account executives at March 31, 2013. Approval rates also rose from 66% for the quarter ended March 31, 2012 to 67% for the quarter ended March 31, 2013.

For the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012, net interest and fee income increased $4.0 million, or 30.8%, primarily due to a 28.8% increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses increased $1.1 million, or 100.0%, to $2.2 million for the three-month period ended March 31, 2013 from $1.1 million for the same period in 2012, due to increases in both net charge-offs and the allowance for credit losses resulting from portfolio growth and the ongoing seasoning of the portfolio.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2013 and March 31, 2012.

	Three Months Ended March 31,
	2013			2012
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$71,428	$18	0.10%	$44,339	$6	0.06%
Restricted interest-earning deposits with banks	7,631	—	0.01	28,675	1	0.01
Securities available for sale	4,847	21	1.72	2,444	20	3.20
Net investment in leases(3)	502,330	15,011	11.95	390,150	12,020	12.32
Loans receivable(3)	520	7	5.02	458	5	5.18

Total interest-earning assets	586,756	15,057	10.26	466,066	12,052	10.34

Non-interest-earning assets:
Cash and due from banks	171			1,289
Property and equipment, net	1,943			2,079
Property tax receivables	203			367
Other assets(4)	25,173			23,830

Total non-interest-earning assets	27,490			27,565

Total assets	$614,246			$493,631

Interest-bearing liabilities:
Deposits(5)	$401,337	$950	0.95%	220,808	$796	1.44%
Long-term borrowings(5)	9,441	306	12.97	81,293	1,333	6.56

Total interest-bearing liabilities	410,778	1,256	1.23	302,101	2,129	2.82

Non-interest-bearing liabilities:
Sales and property taxes payable	3,887			1,898
Accounts payable and accrued expenses	6,048			5,046
Net deferred income tax liability	18,533			20,509

Total non-interest-bearing liabilities	28,468			27,453

Total liabilities	439,246			329,554
Stockholders’ equity	175,000			164,077

Total liabilities and stockholders’ equity	$614,246			$493,631

Net interest income		$13,801			$9,923
Interest rate spread(6)			9.03%			7.52%
Net interest margin(7)			9.41%			8.52%
Ratio of average interest-earning assets to average interest-bearing liabilities			142.84%			154.27%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$5	$7	$12
Restricted interest-earning deposits with banks	(1)	—	(1)
Securities available for sale	13	(12)	1
Net investment in leases	3,362	(371)	2,991
Loans receivable	1	1	2
Total interest income	3,098	(93)	3,005

Interest expense:
Deposits	493	(339)	154
Long-term borrowings	(1,725)	698	(1,027)
Total interest expense	598	(1,471)	(873)
Net interest income	2,761	1,117	3,878

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended March 31, 2013 and March 31, 2012.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Interest income	$15,057	$12,052
Fee income	3,175	3,114

Interest and fee income	18,232	15,166
Interest expense	1,256	2,129

Net interest and fee income	$16,976	$13,037

Average total finance receivables(1)	$502,850	$390,608

Annualized percent of average total finance receivables:
Interest income	11.98%	12.34%
Fee income	2.52	3.19

Interest and fee income	14.50	15.53
Interest expense	1.00	2.18

Net interest and fee margin	13.50%	13.35%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $4.0 million, or 30.8%, to $17.0 million for the three months ended March 31, 2013 from $13.0 million for the three months ended March 31, 2012. The annualized net interest and fee margin increased 15 basis points to 13.50% in the three-month period ended March 31, 2013 from 13.35% for the same period in 2012.

Interest income, net of amortized initial direct costs and fees, increased $3.0 million, or 24.8%, to $15.1 million for the three-month period ended March 31, 2013 from $12.1 million for the three-month period ended March 31, 2012. The increase in interest income was principally due to the 28.8% increase in average total finance receivables, which increased $112.3 million to $502.9 million at March 31, 2013 from $390.6 million at March 31, 2012, partially offset by a decrease in average yield of 36 basis points. The increase in average total finance receivables was primarily due to growth in origination volume resulting from the continued seasoning and development of our sales account executives and an increase in the number of sales account executives. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying, primarily due to a change in mix of new origination types toward larger program opportunities. The weighted average implicit interest rate on new finance receivables originated decreased 42 basis points to 12.29% for the three-month period ended March 31, 2013, compared to 12.71% for the three-month period ended March 31, 2012.

Fee income increased $0.1 million to $3.2 million for the three-month period ended March 31, 2013, compared to $3.1 million for the three-month period ended March 31, 2012. Fee income included approximately $0.7 million of net residual income for the three-month period ended March 31, 2013 and $1.1 million for the three-month period ended March 31, 2012. The decrease in net residual income was primarily due to lower renewal income since fewer leases reached the end of their original contractual terms, as a result of the lower originations during the 2008 to 2010 timeframe.

Fee income also included approximately $2.1 million in late fee income for the three-month period ended March 31, 2013, which increased 16.7% from $1.8 million for the three-month period ended March 31, 2012. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, decreased 67 basis points to 2.52% for the three-month period ended March 31, 2013 from 3.19% for the same period in 2012. Late fees remained the largest component of fee income at 1.70% as an annualized percentage of average total finance receivables for the three-month period ended March 31, 2013, compared to 1.84% for the three-month period ended March 31, 2012. As an annualized percentage of average total finance receivables, net residual income was 0.59% for the three-month period ended March 31, 2013, compared to 1.14% for the three-month period ended March 31, 2012.

Interest expense decreased $0.8 million to $1.3 million for the three-month period ended March 31, 2013 from $2.1 million for the three-month period ended March 31, 2012. The decrease was primarily due to a shift in our funding mix toward lower-cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 118 basis points to 1.00% for the three-month period ended March 31, 2013, from 2.18% for the same period in 2012.

The weighted average interest rate, excluding transaction costs, on borrowings was 3.24% for the quarter ended March 31, 2013, compared to 5.33% for the same period in 2012, primarily due to a shift in mix to variable-rate debt as the term securitization borrowings were repaid, combined with lower interest rates. The average balance for our variable-rate debt was $9.4 million for the three months ended March 31, 2013, compared to $42.5 million for the three months ended March 31, 2012. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 3.28% for the quarter ended March 31, 2013, compared to 5.23% for the same period in 2012. For the three months ended March 31, 2013, there were no term securitization borrowings outstanding, compared to $38.8 million term securitization borrowings outstanding at a weighted average coupon of 5.43% for the same period in 2012.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market and from other financial institutions on a direct basis. At March 31, 2013, brokered certificates of deposit represented approximately 66.2% of total deposits, while approximately 33.8% of total deposits were obtained from direct channels. Interest expense on deposits was $1.0 million, or 0.95% as an annualized percentage of average deposits, for the three-month period ended March 31, 2013. The average balance of deposits was $401.3 million for the three-month period ended March 31, 2013. Interest expense on deposits was $0.8 million, or 1.44% as an annualized percentage of average deposits, for the three-month period ended March 31, 2012. The average balance of deposits was $220.8 million for the three-month period ended March 31, 2012.

Insurance income. Insurance income increased $0.1 million to $1.1 million for the three-month period ended March 31, 2013 from $1.0 million for the three-month period ended March 31, 2012, primarily due to higher billings from higher total finance receivables.

Other income. Other income increased $0.1 million to $0.4 million for the three-month period ended March 31, 2013 from $0.3 million for the three-month period ended March 31, 2012. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense decreased $0.5 million, or 7.0%, to $6.6 million for the three-month period ended March 31, 2013 from $7.1 million for the same period in 2012. The decrease was primarily due to a decrease in stock-based compensation expense due to a reduction in the number of unvested awards outstanding. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 5.24% for the three-month period ended March 31, 2013 compared with 7.23% for the same period in 2012.

Total personnel increased to 272 at March 31, 2013 from 246 at March 31, 2012, primarily due to increased sales staffing levels, which included 118 sales account executives at March 31, 2013, compared to 99 sales account executives at March 31, 2012.

General and administrative expense. General and administrative expense increased $0.2 million, or 6.1%, to $3.5 million for the three months ended March 31, 2013 from $3.3 million for the same period in 2012. General and administrative expense as an annualized percentage of average total finance receivables was 2.82% for the three-month period ended March 31, 2013, compared to 3.37% for the three-month period ended March 31, 2012. Selected major components of general and administrative expense for the three-month period ended March 31, 2013 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.4 million of data processing expense and $0.1 million of FDIC insurance fees. In comparison, selected major components of general and administrative expense for the three-month period ended March 31, 2012 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.3 million of data processing expense and $0.1 million of FDIC insurance fees.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.2 million for the three-month period ended March 31, 2013, compared to $0.2 million for the same period in 2012.

Provision for credit losses. The provision for credit losses increased $1.1 million, or 100.0%, to $2.2 million for the three months ended March 31, 2013 from $1.1 million for the same period in 2012, primarily due to the impact of portfolio growth and the ongoing seasoning of the portfolio on both net charge-offs and the allowance for credit losses. Net charge-offs were $1.6 million for the three-month period ended March 31, 2013, compared to $1.2 million for the same period in 2012. The increase in net charge-offs was primarily due to portfolio growth. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.25% during the three-month period ended March 31, 2013, from 1.23% for the same period in 2012. The allowance for credit losses increased to approximately $7.1 million at March 31, 2013, an increase of $0.6 million from $6.5 million at December 31, 2012.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $2.3 million was recorded for the three-month period ended March 31, 2013, compared to an expense of $1.0 million for the same period in 2012. The change is primarily attributable to the change in pretax income recorded for the three-month period ended March 31, 2013. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 39.1% for the three-month period ended March 31, 2013, compared to 38.6% for the three-month period ended March 31, 2012. The change in effective tax rate is primarily due to a change in the mix of projected pretax book income across the jurisdictions and entities.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $22.9 million, or 4.6%, to $525.9 million at March 31, 2013 from $503.0 million at December 31, 2012. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three-month periods ended March 31, 2013 and March 31, 2012, and the year ended December 31, 2012:

	Three Months Ended March 31,		Year Ended December 31,
	2013	2012	2012
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$6,488	$5,353	$5,353

Charge-offs	(1,947)	(1,647)	(6,358)
Recoveries	379	448	1,573

Net charge-offs	(1,568)	(1,199)	(4,785)

Provision for credit losses	2,164	1,102	5,920

Allowance for credit losses, end of period(1)	$7,084	$5,256	$6,488

Annualized net charge-offs to average total finance receivables(2)	1.25%	1.23%	1.11%

Allowance for credit losses to total finance receivables, end of period(2)	1.35%	1.28%	1.30%

Average total finance receivables(2)	$502,850	$390,608	$432,829
Total finance receivables, end of period(2)	$523,475	$409,960	$500,203

Delinquencies greater than 60 days past due	$3,415	$1,911	$2,444
Delinquencies greater than 60 days past due(3)	0.57%	0.41%	0.42%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	207.44%	275.04%	265.47%

Non-accrual leases and loans, end of period	$1,628	$842	$1,395
Renegotiated leases and loans, end of period	$917	$940	$862
Accruing leases and loans past due 90 days or more	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$23	$10	$122
Interest income excluded on non-accrual leases and loans(5)	$19	$9	$21

(1)	At March 31, 2013, December 31, 2012 and March 31, 2012, there was no allowance for credit losses allocated to loans.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

Net charge-offs for the three months ended March 31, 2013 were $1.6 million (1.25% of average total finance receivables on an annualized basis), compared to $1.5 million (1.26% of average total finance receivables on an annualized basis) for the three months ended December 31, 2012 and $1.2 million (1.23% of average total finance receivables on an annualized basis) for the three months ended March 31, 2012. The increase from the prior year was primarily due to the growth in average total finance receivables.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.57% at March 31, 2013 and 0.42% at December 31, 2012, compared to 0.41% at March 31, 2012. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlinfinance.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of March 31, 2013, approximately 67% of our leases were one dollar purchase option leases, 32% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of March 31, 2013, there were $29.6 million of residual assets retained on our Consolidated Balance Sheet, of which $23.5 million, or 79.4%, were related to copiers. As of December 31, 2012, there were $29.9 million of residual assets retained on our Consolidated Balance Sheet, of which $23.8 million, or 79.6%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of March 31, 2013 and December 31, 2012, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.7 million and $1.1 million of net residual income for the three-month periods ended March 31, 2013 and March 31, 2012, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.4 million and $1.9 million for the three-month periods ended March 31, 2013 and March 31, 2012, respectively. The decline in residual income was primarily due to fewer leases reaching the end of their original contractual terms, as a result of the lower originations during the 2008 to 2010 timeframe.

For the three months ended March 31, 2013, the net loss on residual values disposed at end of term totaled $0.7 million, unchanged from the three months ended March 31, 2012. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the three-month periods ended March 31, 2013 and March 31, 2012, respectively.

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

Our strategy has generally included funding new originations, other than those funded by MBB, in the short-term with cash from operations or through borrowings under various loan facilities. Through 2010, we executed term note securitizations periodically to refinance and relieve the loan facilities. With the opening of MBB in 2008, we began to fund increasing amounts of new originations through the issuance of FDIC-insured certificates of deposit. Certificates of deposit issued by MBB represent our primary funding source for new originations.

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

On September 24, 2010, the Company’s subsidiary, Marlin Leasing Receivables XIII LLC (“MLR XIII”), closed on a $50.0 million three-year committed loan facility with Key Equipment Finance Inc. The facility was secured by a lien on MLR XIII’s assets. Advances under the facility were made pursuant to a borrowing base formula, and the proceeds were used to fund lease originations. The maturity date of the facility was September 23, 2013. On March 15, 2013, the Company elected to exercise its option to repay the remaining $1.3 million of the facility.

As previously disclosed, the Company declared a dividend of $0.10 per share on January 30, 2013. The quarterly dividend was paid on February 22, 2013 to shareholders of record on the close of business on February 11, 2013, which resulted in a dividend payment of approximately $1.3 million. It represented the Company’s sixth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

At March 31, 2013, we had approximately $79.6 million of available borrowing capacity in addition to available cash and cash equivalents of $75.5 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 2.40 to 1 at March 31, 2013 and 2.26 to 1 at December 31, 2012.

Net cash used in investing activities was $25.3 million for the three-month period ended March 31, 2013, compared to net cash used in investing activities of $27.6 million for the three-month period ended March 31, 2012. Investing activities primarily relate to leasing activities.

Net cash provided by financing activities was $30.0 million for the three-month period ended March 31, 2013, compared to net cash provided by financing activities of $20.4 million for the three-month period ended March 31, 2012. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $5.8 million for the three-month period ended March 31, 2013, compared to net cash provided by operating activities of $4.5 million for the three-month period ended March 31, 2012.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from certificates of deposit issued through brokers and direct deposit sources to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and, to a much lesser extent, loans. We primarily fund our originations and growth using certificates of deposit issued through MBB and advances under our long-term bank facility. Total cash and cash equivalents available as of March 31, 2013 totaled $75.5 million, compared to $65.0 million at December 31, 2012.

Restricted Interest-earning Deposits with Banks. As of March 31, 2013, we also had $2.2 million of cash that was classified as restricted interest-earning deposits with banks, compared to $3.5 million at December 31, 2012. Restricted interest-earning deposits with banks consist primarily of trust accounts related to our secured debt facility. The decline in these balances in 2013 was generally due to the repayment of our borrowings.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. Our aggregate outstanding secured borrowings amounted to $5.4 million at March 31, 2013 and $15.5 million at December 31, 2012. Borrowings outstanding consist of the following:

	For the Three Months Ended March 31, 2013				As of March 31, 2013
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate(2)	Amount Outstanding	Weighted Average Rate(2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$10,000	$—	$—	—%	$—	—%	$10,000
Long-term loan facilities	75,000	11,447	9,441	3.28%	5,413	3.04%	69,587

	$85,000		$9,441	3.28%	$5,413	3.04%	$79,587

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2013, MBB had $21.0 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $10.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $21.0 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $25.0 million of net investment in leases pledged at March 31, 2013.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. As previously disclosed, on June 26, 2012, certain provisions of the facility were amended and its maturity date was extended from October 9, 2012 to October 9, 2015. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility.

On September 24, 2010, the Company’s subsidiary, MLR XIII, closed on a $50.0 million three-year committed loan facility with Key Equipment Finance Inc. The facility was secured by a lien on MLR XIII’s assets. Advances under the facility were made pursuant to a borrowing base formula, and the proceeds were used to fund lease originations. The maturity date of the facility was September 23, 2013. On March 15, 2013, the Company elected to exercise its option to repay the remaining $1.3 million of the facility.

Financial Covenants

Our secured borrowing arrangement contains numerous covenants, restrictions and default provisions that we must comply with in order to obtain funding through the facility and to avoid an event of default. A change in the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer is an event of default under our long-term loan facility, unless we hire a replacement acceptable to our lenders within 120 days.

A merger or consolidation with another company in which the Company is not the surviving entity is also an event of default under the financing facility. The Company’s long-term loan facility contains acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, if a “material adverse change” occurs). An event of default under the facility could result in an acceleration of amounts outstanding under the facility, foreclosure on all or a portion of the leases financed by the facility and/or the removal of the Company as servicer of the leases financed by the facility.

Some of the critical financial and credit quality covenants under our borrowing arrangement as of March 31, 2013 include:

	Actual(1)	Requirement
Debt-to-equity ratio maximum	2.39 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0.05 to 1	4.0 to 1
Maximum portfolio delinquency ratio	0.57%	3.50%
Maximum gross charge-off ratio	1.43%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the debt agreement, which may differ from ratios or amounts presented elsewhere in this document.

As of March 31, 2013, the Company was in compliance with the provisions of its secured borrowing arrangement.

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

At March 31, 2013, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.83%, 16.21% and 17.47%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively. At March 31, 2013, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 28.70%, 30.85% and 32.09%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at March 31, 2013 was $77.9 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. In March 2011, following the expiration of MBB’s three-year de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth. In February 2012, the Company provided MBB with an additional capital contribution of $10.0 million for growth. In January 2013, the Company provided MBB with $5.0 million of additional capital to support future growth.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to March 31, 2013

The Company declared a dividend of $0.10 per share on April 30, 2013. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.3 million, is scheduled to be paid on May 22, 2013 to shareholders of record on the close of business on May 10, 2013. It represents the Company’s seventh consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of March 31, 2013 were as follows:

	Contractual Obligations as of March 31, 2013
Period Ending December 31,	Deposits	Borrowings	Contractual Interest Payments(1)	Operating Leases	Leased Facilities	Capital Leases	Total
	(Dollars in thousands)
2013	$149,914	$—	$2,309	$3	$1,025	$86	$153,337
2014	126,824	—	2,072	4	1,250	85	130,235
2015	78,369	5,413	1,225	—	1,170	—	86,177
2016	38,228	—	490	—	1,185	—	39,903
2017	23,790	—	139	—	1,199	—	25,128
Thereafter	2,473	—	5	—	2,959	—	5,437

Total	$419,598	$5,413	$6,240	$7	$8,788	$171	$440,217

(1)	Includes interest on deposits and borrowings. Interest on the variable-rate long-term loan facility is assumed at the March 31, 2013 rate for the remaining term.

There were no off-balance sheet arrangements requiring disclosure at March 31, 2013.

MARKET INTEREST RATE RISK AND SENSITIVITY

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest certificates of deposit issued by MBB. We have also used variable-rate long-term loan facilities to finance our new lease originations. Our mix of fixed- and variable-rate borrowings and our exposure to interest rate risk changes over time. Over the past twelve months, the mix of variable-rate borrowings to total borrowings has ranged from 62.8% to 100.0% and averaged 86.4%. At March 31, 2013, $5.4 million, or 100.0%, of our borrowings were variable-rate borrowings.

The following table presents the contractually scheduled maturities and the related weighted average interest rates for debt obligations as of March 31, 2013 expected as of and for each year ended through December 31, 2016 and for periods thereafter.

	Scheduled Maturities by Calendar Year
	2013	2014	2015	2016	2017 and Thereafter	Total Carrying Amount
	(Dollars in thousands)
Debt:
Variable-rate debt	$—	$—	$5,413	$—	$—	$5,413
Average variable rate	—	—	3.04%	—	—	3.04%

Our earnings are sensitive to fluctuations in interest rates. The long-term loan facility charges a variable rate of interest based on LIBOR. Because our assets are predominately fixed-rate, increases in this market interest rate would generally negatively impact earnings because the rate charged on our variable-rate borrowings would change faster than our assets could reprice. We would have to offset increases in borrowing costs by adjusting the pricing under our new leases or our net interest margin would be reduced. There can be no assurance that we will be able to offset higher borrowing costs with increased pricing of our assets.

For example, the impact of each hypothetical 100 basis point, or 1.00%, increase in the market rates to which our borrowings are indexed for the twelve month period ended March 31, 2013 would have been to reduce net interest and fee income by approximately $0.3 million based on our average variable-rate borrowings of approximately $26.5 million for the twelve months then ended, excluding the effects of any changes in the value of derivatives, taxes and possible increases in the yields from our lease and loan portfolios due to the origination of new contracts at higher interest rates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance did not change the requirements for reporting net income or other comprehensive income in the financial statements. However, ASU 2013-02 requires presentation in interim and annual financial statements of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, and the income statement line items affected by the reclassification. This information may be presented in a single note or on the face of the financial statements. The guidance was effective for interim and annual reporting periods beginning after December 15, 2012. ASU 2013-02 did not have a significant impact on the Company’s disclosures. Because ASU 2013-02 impacted disclosures only, it did not affect the consolidated earnings, financial position or cash flows of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material impact on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. During the three-month period ended March 31, 2013, the Company purchased 231 shares of its common stock in the open market at an average cost of $18.52 per share.

In addition to the repurchases described above, pursuant to the 2003 Equity Plan, participants may have shares withheld to cover income taxes. There were 42,667 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended March 31, 2013, at an average cost of $21.24 per share. At March 31, 2013, the Company had $5.1 million remaining in its stock repurchase plan authorized by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws(2)

10.1	Second Amendment to Lease Agreement by and between Liberty Property Limited Partnership and Marlin Leasing Corporation dated February 7, 2013 (Filed herewith)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
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

Date: May 3, 2013