Form 10-K/A
period 2012-12-31
MARLIN BUSINESS SERVICES CORP
filed 2013-08-13
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

The number of shares of registrant’s common stock outstanding as of August 7, 2013 was 12,921,356 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Marlin Business Services Corp., a Pennsylvania corporation (“Company,” “Marlin,” “Registrant,” “we,” “us” or “our”) for the year ended December 31, 2012 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 8, 2013 (the “Original Filing”) as amended by Amendment No. 1 on Form 10-K/A that was filed with the SEC on April 30, 2013 (“Amendment No. 1”). The Amendment is being filed solely for the limited purpose of amending and restating in its entirety information required by Items 10, 11 and 12 of Part III of Amendment No. 1. This information was previously included in Amendment No. 1 pursuant to General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We filed Amendment No. 1 to include Part III information in our Form 10-K because we did not expect to file our definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. Except for the amendment and restatement of Items 10, 11 and 12 of the Part III information, the update to the cover page and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing or Amendment No. 1. Accordingly, this Amendment speaks as of the date of the Original Filing for such period and should be read in conjunction with the Original Filing, Amendment No. 1 and with our filings with the SEC subsequent to the Original Filing.

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

Our Executive Officers

The names of our current executive officers, their ages as of March 1, 2013, and their positions are shown below:

Name	Age	Principal Occupation
Daniel P. Dyer	54	President and Chief Executive Officer
George D. Pelose	48	Chief Operating Officer
Edward J. Siciliano	50	Chief Sales Officer
Lynne C. Wilson	50	Chief Financial Officer
Edward R. Dietz	38	General Counsel

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

Mr. Siciliano has been our Chief Sales Officer since 2007. Prior to joining Marlin, he most recently served as Vice President of Sales and Marketing for ALK Technologies, a global logistics software company based in Princeton NJ. Prior to that, Mr. Siciliano served as Senior Vice President of Sales and Marketing for AppliedTheory, a company focused on application development and hosting where he built out a new national sales force and helped take the company public. He started his sales career in 1985 at Xerox and spent 11 years in various sales and sales leadership roles. He is a graduate of Rutgers University and holds a B.S. in marketing.

Ms. Wilson has been our Chief Financial Officer since June 5, 2006. Prior to joining the Company, from 1999 to 2006, Ms. Wilson was with General Electric Company, serving in a variety of finance positions for different subsidiaries and divisions of GE. From 2002 to 2006, Ms. Wilson worked for GE Equipment Services-TFS/Modular Space, most recently serving as Manager of Finance, Strategic Marketing (from 2005 to 2006) and previously as Manager, Financial Planning and Analysis (from 2002 to 2005). From 1999 to 2002, Ms. Wilson was the Global Controller for GE Commercial Finance-Fleet Services. Prior to joining GE, Ms. Wilson held senior financial positions at Bank One Corporation (from 1996 to 1999) and Fleet National Bank of NY/Northeast Savings (from 1989 to 1996), where she served as Senior Vice President, Controller and Principal Accounting Officer. Ms. Wilson started her career at Ernst & Young International working from 1984 to 1989 as an Audit Manager. Ms. Wilson obtained a B.A. in Business Administration from Siena College and is a licensed certified public accountant (non-active status).

Mr. Dietz has been our General Counsel since May 25, 2011. From July 2010 to May 2011, Mr. Dietz was our Assistant General Counsel. Prior to joining the Company, from 2008 to 2010, Mr. Dietz was an associate at Morgan, Lewis & Bockius LLP in the firm’s Business & Finance section where he worked on a variety of corporate transactions, including mergers, acquisitions and outsourcing transactions. From 2004 to 2008, Mr. Dietz was an associate at Foley & Lardner LLP in the firm’s Business Law Department where he worked on a variety of corporate transactions, including financings, restructurings, mergers, acquisitions and public offerings. From 2001 to 2004, Mr. Dietz attended law school. From 1997 to 2001, Mr. Dietz worked in the group benefits industry. Mr. Dietz received a B.A., magna cum laude, in political science from Gettysburg College and a law degree from the University of Michigan Law School. Mr. Dietz is licensed to practice law in Pennsylvania.

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

The current Executive Officers of the Company are Daniel P. Dyer, George D. Pelose, Edward J. Siciliano, Lynne C. Wilson and Edward R. Dietz. All of them were Executive Officers during 2012.

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

•

Bonus. The annual incentive bonus awards are designed to reward the Executive Officers for the achievement of certain quantitative and qualitative corporate and individual performance goals. The Compensation Committee sets threshold, target and maximum bonus levels for each goal. As part of the 2004 Watson Study, the Company sought to set the Executive Officers’ total target compensation levels at levels that were near the median of the data from the peer group and the broader industry practices. This resulted in the setting of threshold, target and maximum bonus levels (as a percentage of base salaries) as follows: Daniel P. Dyer: 42.5% threshold, 85% target and 148.75% maximum; George D. Pelose: 37.5% threshold, 75% target and 108.75% maximum; Edward J. Siciliano: 35% threshold, 70% target and 105% maximum; Lynne C. Wilson: 25% threshold, 50% target and 75% maximum; and Edward R. Dietz: 15% threshold, 33% target and 50% maximum.

Prior to the beginning of each year, the Company sets target levels for the items of quantitative and qualitative corporate and individual performance that are to be evaluated that year for assessing the bonus opportunity for the Executive Officers. Items of quantitative and qualitative corporate and individual performance that may be evaluated include (i) the Company’s pre-tax income for the measurement year, (ii) the leadership demonstrated by each Executive Officer, (iii) the development of the Company’s future leadership staff and (iv) the effectiveness of the Executive Officers as a team. The target level related to the Company’s pre-tax income (which is the key component in the compensation analysis) is standard for each Executive Officer. Other target levels are specific to each individual Executive Officer (such as demonstration of leadership and overall effectiveness). To achieve his or her target bonus level, the Executive Officer must achieve each performance measurement. If the planned performance measurements for that year are not achieved, an Executive Officer can still achieve the threshold bonus level if his or her performance exceeds certain minimum requirements. Maximum bonus level can be achieved if planned levels for the performance measurements are exceeded.

•

Equity-Based Incentive Awards. The Compensation Committee believes that share ownership provided by equity-based compensation emphasizes and reinforces the mutuality of interest among the Executive Officers and shareholders. After each fiscal year, the Compensation Committee reviews and approves stock-based awards for the Executive Officers based primarily on the Company’s results for the year and the Executive Officer’s individual contribution to those results. Based on the principles set forth in the 2008 Watson Study, the Company set the Executive Officers’ annual equity-based compensation target levels (as a percentage of base salaries) as follows: Daniel P. Dyer: 120% target; George D. Pelose: 90% target; Edward J. Siciliano: 70% target; Lynne C. Wilson: 45% target; and Edward R. Dietz: 25% target. The stock-based incentive awards adopted pursuant to the 2008 Watson Study include three separate formulaic components: (1) performance accelerated restricted stock grants (60% of the annual target grant amount), (2) time vesting restricted stock grants (20% of the annual target grant amount) and (3) the MSOP (20% of the annual target grant amount).

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

Name/Position	Minimum ownership guideline
Daniel P. Dyer	50,000 shares
George D. Pelose	35,000 shares
Edward J. Siciliano	20,000 shares
Lynne C. Wilson	20,000 shares
Edward R. Dietz	2,500 shares
Other Officers	2,000 to 20,000 shares (depending on position and tenure)

Restricted shares do not count toward the ownership guideline. Compliance will be reviewed at least annually.

If an equity incentive program participant sells shares of the Company while such participant is not in compliance with the ownership guidelines, the Compensation Committee will take this into account prior to making additional equity awards to such participant.

As of August 1, 2013, Mr. Dyer, Mr. Pelose, Mr. Siciliano, Ms. Wilson and Mr. Dietz were in compliance with their respective ownership guidelines.

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

Compensation for Executive Officers in 2012

Base Salary. The Executive Officers’ base salaries as of December 31, 2012 were as follows: Mr. Dyer, $390,000, Mr. Pelose, $325,000, Mr. Siciliano, $289,823 (which was increased from $285,000 on October 25, 2012), Ms. Wilson, $267,038 and Mr. Dietz $218,400 (which was increased from $210,000 on June 1, 2012.)

Annual Bonuses. In 2012, the Executive Officers were eligible for annual bonuses at the following threshold, target and maximum bonus levels (as a percentage of base salaries): Daniel P. Dyer: 42.5% threshold, 85% target and 148.75% maximum; George D. Pelose: 37.5% threshold, 75% target and 108.75% maximum; Edward J. Siciliano: 35% threshold, 70% target and 105% maximum; Lynne C. Wilson: 25% threshold, 50% target and 75% maximum; and Edward R. Dietz: 15% threshold, 33% target and 50%

maximum. The annual incentive bonus awards are designed to reward the Executive Officer for the achievement of certain corporate and individual performance goals. Each year, the Compensation Committee reviews and approves goals for each Executive Officer, which typically consist of a corporate goal and specific individual goals.

An aggregate bonus pool of approximately $1,603,616 was targeted in 2012 for the 15 officers and managers. In 2012, the Board proposed (and management agreed to) a slight increase in the aggregate available management bonus pool from $1,603,616 to $1,675,112 (104% of the original $1,603,616 target bonus pool for 2012).

In connection with the 2012 percentage payouts against the bonus targets, each Executive Officer was eligible to receive 100% or greater of his or her target bonus level if (a) the Company met or exceeded its pre-tax income goal for 2012 and (b) such Executive Officer met or exceeded his or her individual performance goals. Mr. Dyer reported to the Compensation Committee on the achievement of individual goals by Mr. Pelose, Mr. Siciliano, Ms. Wilson and Mr. Dietz related to their demonstration of leadership in their respective areas of responsibility, the development of future leadership staff in their respective areas of responsibility and their overall effectiveness. The Compensation Committee evaluated Mr. Dyer’s achievement of his individual goals related to his demonstration of leadership with respect to the Company as a whole, the development of the other Executive Officers and other future leaders of the Company and his overall effectiveness as chief executive officer of the Company. Based on such information and based on the Company earning a pre-tax income that exceeded the 2012 goal by 29.5%, the Compensation Committee set the Executive Officer’s percentage payouts against bonus targets in 2012 as follows: Mr. Dyer — 105%; Mr. Pelose — 105%; Mr. Siciliano — 105%; Ms. Wilson — 94.5%; and Mr. Dietz — 121.8%.

The calculation of the bonus payable to each Executive Officer in 2012 is as follows: Mr. Dyer — $390,000 base salary (i) multiplied by his 2012 target bonus percentage of 85% and (ii) further multiplied by his performance payout percentage of 105% equals $348,075; Mr. Pelose — $325,000 base salary (i) multiplied by his 2012 target bonus percentage of 75% and (ii) further multiplied by his performance payout percentage of 105% equals $255,938; Mr. Siciliano — $285,000 base salary (i) multiplied by his 2012 target bonus percentage of 70% and (ii) further multiplied by his performance payout percentage of 105% equals $209,475; Ms. Wilson — $267,038 base salary (i) multiplied by her 2012 target bonus percentage of 50% and (ii) further multiplied by her performance payout percentage of 94.5% equals $126,175; and Mr. Dietz — $210,000 base salary (i) multiplied by his 2012 target bonus percentage of 33% and (ii) further multiplied by his performance payout percentage of 121.8% equals $85,250. The table below shows the aggregate 2012 bonus opportunity at the threshold, target and maximum levels and the actual 2012 bonus achieved:

	2012 Annual Bonus Opportunity			Actual Bonus Achieved for 2012
	Threshold	Target	Maximum
Daniel P. Dyer	$165,750	$331,500	$580,125	$348,075
George D. Pelose	$121,875	$243,750	$353,437	$255,938
Edward J. Siciliano	$99,750	$199,500	$299,250	$209,475
Lynne C. Wilson	$66,759	$133,519	$200,278	$126,175
Edward R. Dietz	$31,500	$70,000	$105,000	$85,250

Annual Equity-Based Incentives. In connection with the Company’s annual equity-based incentive program adopted based on the recommendations in the 2008 Watson Study, on January 26, 2012, the Compensation Committee reviewed and approved stock-based awards for the Executive Officers based on the Company’s results for the year and the executive’s individual contribution to those results. Grants made under the annual equity-based incentive plan to the Executive Officers in 2012 consisted of the following:

•

Time Vesting Restricted Stock Awards: The annual time vesting restricted stock grant to the Executive Officers was made by the Compensation Committee on January 26, 2012. The restrictions on the time vesting restricted stock grants will lapse over the four year period following the grant date on a pro-rate basis (25% per year). In 2012, the Company made the following time vesting restricted stock awards to the Executive Officers: Mr. Dyer — 7,091; Mr. Pelose — 4,432; Mr. Siciliano — 3,023; Ms. Wilson — 1,821; and Mr. Dietz — 795.

•

Matching Grant of MSOP Restricted Stock: Pursuant to the Company’s MSOP plan, the Compensation Committee made matching grants of restricted stock to the Executive Officers. The restrictions on the MSOP restricted stock will lapse ten years from the date of grant; however, if the Executive Officer continuously maintains ownership of an equal number of common shares for three years, the vesting on the matching shares shall accelerate and fully vest at the end of such three year period. In 2012, the Company granted the following matching shares of restricted stock to the Executive Officers: Mr. Dyer — 7,091; Mr. Pelose — 4,432; Mr. Siciliano — 3,023; Ms. Wilson — 1,821; and Mr. Dietz — 795.

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

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(2)	Total ($)
Daniel Dyer	2012	$390,000	—	$635,969	$6,650	$348,075	$18,616	$1,399,310
Chief Executive Officer	2011	$386,700	—	$582,410	$21,650	$200,000	$17,213	$1,207,973
	2010	$370,500	—	$598,933	$33,402	$132,600	$11,666	$1,147,101

George D. Pelose	2012	$325,000	—	$509,784	$5,060	$255,938	$12,887	$1,108,669
Executive Vice President and Chief Operating Officer	2011	$325,000	—	$405,309	$16,584	$165,000	$14,390	$926,283
	2010	$325,000	—	$432,602	$24,220	$131,625	$8,062	$921,509

Edward J. Siciliano	2012	$289,823	—	$260,779	$1,026	$209,475	$8,197	$769,300
Executive Vice President and Chief Sales Officer

Lynne C. Wilson	2012	$267,038	—	$171,365	$2,605	$126,175	$4,606	$571,789
Senior Vice President and Chief Financial Officer	2011	$263,748	—	$138,511	$8,622	$40,050	$3,299	$454,230
	2010	$257,639	—	$189,866	$12,768	$33,198	$3,468	$496,939

Edward R. Dietz	2012	$214,749	—	$46,410	$—	$85,250	$3,118	$349,527
Vice President and General Counsel

(1)	Figures represent the cash portion of the bonuses earned for that year (but paid in first quarter of the following year).
(2)

Includes contributions made by the Company to the 401(k) plan on behalf of the Executive Officers, and, for Messrs. Dyer and Pelose, reimbursement of life and disability insurance premiums pursuant to their employment agreements. Reimbursement of life and disability insurance premiums in 2012 was $7,991 for Mr. Dyer and $4,387 for Mr. Pelose. Contributions made by the Company to the 401(k) plan in 2012 were $10,625 for Mr. Dyer, $8,500 for Mr. Pelose, $8,197 for Mr. Siciliano; $4,606 for Ms. Wilson; and $3,118 for Mr. Dietz.

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

		Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Daniel P. Dyer	01/26/2012	—	—	—	7,091	—	—	$98,849
	01/26/2012	—	—	—	7,091	—	—	$98,849
George D. Pelose	01/26/2012	—	—	—	4,432	—	—	$61,782
	01/26/2012	—	—	—	4,432	—	—	$61,782
Edward J. Siciliano	01/26/2012	—	—	—	3,023	—	—	$42,142
	01/30/2012	—	—	—	3,023	—	—	$42,957
Lynne C. Wilson	01/26/2012	—	—	—	1,821	—	—	$25,385
	01/26/2012	—	—	—	1,821	—	—	$25,385
Edward R. Dietz	01/26/2012	—	—	—	795	—	—	$11,082
	01/30/2012	—	—	—	795	—	—	$11,297

Outstanding Equity Awards at Fiscal Year-End 2012

The following table summarizes the equity awards we have made to our Executive Officers which are outstanding as of December 31, 2012.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Daniel P. Dyer	—	—		31,034	[1]	$9.52	03/01/2015	—		—	—	—
	—	19,956	[2]	—		$12.41	05/25/2017	—		—	—	—
	—	—		8,612	[3]	$12.41	05/25/2017	—		—	—	—
	—	—		—		—	—	2,760	[4]	$55,366	—	—
	—	—		—		—	—	8,320	[5]	$166,899	—	—
	—	—		—		—	—	1,920	[6]	$38,515	—	—
	—	—		—		—	—	5,200	[7]	$104,312	—	—
	—	—		—		—	—	4,320	[8]	$86,659	—	—
	—	—		—		—	—	5,241	[9]	$105,134	—	—

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
	—		—		—		—	—	10,482	[10]	$210,269	—	—
	—		—		—		—	—	6,235	[11]	$125,074	—	—
	—		—		—		—	—	33,251	[12]	$667,015	—	—
	—		—		—		—	—	8,313	[13]	$166,759	—	—
	—		—		—		—	—	7,091	[14]	$142,245	—	—
	—		—		—		—	—	7,091	[15]	$142,245	—	—
George D. Pelose	15,510	[16]	—		—		$9.52	03/01/2015	—		—	—	—
	—		—		23,842	[17]	$9.52	03/01/2015	—		—	—	—
	14,674		14,674	[2]	—		$12.41	05/25/2017	—		—	—	—
	—		—		6,616	[18]	$12.41	05/25/2017	—		—	—	—
	—		—		—		—	—	712	[4]	$14,283	—	—
	—		—		—		—	—	6,391	[5]	$128,203	—	—
	—		—		—		—	—	3,250	[7]	$65,195	—	—
	—		—		—		—	—	3,276	[9]	$65,717	—	—
	—		—		—		—	—	6,551	[10]	$131,413	—	—
	—		—		—		—	—	3,897	[11]	$78,174	—	—
	—		—		—		—	—	20,781	[12]	$416,867	—	—
	—		—		—		—	—	5,195	[13]	$104,212	—	—
									4,432	[14]	$88,906	—	—
									4,432	[15]	$88,906	—	—
Edward J. Siciliano	1,325	[19]	—		—		$14.37	10/08/2014	—		—	—	—
	7,862	[16]	—		—		$9.52	03/01/2015	—		—	—	—
	—		—		10,776	[27]	$9.52	03/01/2015	—		—	—	—
	—		—		—		—	—	1,066	[20]	$21,384	—	—
	—		—		—		—	—	1,389	[7]	$27,863	—	—
	—		—		—		—	—	5,252	[21]	$105,355	—	—
	—		—		—		—	—	3,695	[26]	$74,122	—	—
	—		—		—		—	—	1,848	[9]	$37,071	—	—
	—		—		—		—	—	2,199	[11]	$44,112	—	—
	—		—		—		—	—	11,723	[12]	$235,163	—	—
	—		—		—		—	—	2,931	[22]	$58,796	—	—
	—		—		—		—	—	3,023	[14]	$60,641	—	—
	—		—		—		—	—	3,023	[15]	$60,641	—	—
	—		—		—		—	—				—	—
Lynne C. Wilson			1,976	[2]	—		$12.41	05/25/2017	—		—	—	—
	—		—		12,265	[23]	$9.52	03/01/2015	—		—	—	—
	—		—		3,196	[24]	$12.41	05/25/2017	—		—	—	—
	—		—		—		—	—	1,932	[25]	$38,756	—	—
	—		—		—		—	—	3,087	[5]	$61,925	—	—
									7,083	[6]	$142,085
	—		—		—		—	—	1,265	[7]	$25,376	—	—
	—		—		—		—	—	1,275	[9]	$25,577	—	—
	—		—		—		—	—	2,549	[10]	$51,133	—	—

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
	—	—	—	—	—	1,517	[11]	$30,431	—	—
	—	—	—	—	—	8,491	[12]	$170,329	—	—
	—	—	—	—	—	2,022	[13]	$40,561	—	—
	—	—	—	—	—	1,821	[14]	$36,529	—	—
	—	—	—	—	—	1,821	[15]	$36,529	—	—
Edward R. Dietz	—	—	—	—	—	3,437	[28]	$68,946	—	—
	—	—	—	—	—	795	[14]	$15,948	—	—
						795	[29]	$15,948
	—	—	—	—	—	645	[30]	$12,939	—	—
	—	—	—	—	—	3,000	[31]	$60,180	—	—
	—	—	—	—	—	350	[32]	$7,021	—	—

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

13.

Represents matching grant of restricted stock under MSOP made on March 1, 2011 (the grant date stock price was $10.97). The restrictions on these matching restricted shares shall lapse on March 1, 2021. Vesting shall immediately accelerate (and all restrictions shall lapse) after three years (on March 1, 2014) if the grantee maintained continuous outright ownership of a matching number of unrestricted shares of the Company for the entire three year period.

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

28.

Represents biennial grant of performance accelerated restricted shares made on May 25, 2011 (the grant date stock price was $11.93). The restrictions on these shares shall lapse on May 25, 2018. Vesting may accelerate (and all restrictions shall lapse) up to one-third of the grant amount for each of the three years immediately following the grant date if the grantee achieves certain performance goals established annually for each of the first three years. Additional grants may be made if the grantee exceeds his/her performance goals

29.

Represents matching grant of restricted stock under MSOP made on January 30, 2012 (the grant date stock price was $14.21). The restrictions on these matching restricted shares shall lapse on January 30, 2022. Vesting shall immediately accelerate (and all restrictions shall lapse) after three years (on January 30, 2015) if the grantee maintained continuous outright ownership of a matching number of unrestricted shares of the Company for the entire three year period.

30.	Time vesting restricted stock grants (the grant date stock price was $11.93) that vest at the rate of 25% per year, with vesting dates for the remaining 75% at 5/25/2013, 5/25/2014 and 5/25/2015.
31.	Represents grant of restricted shares made on July 9, 2010 (the grant date stock price was $10.87). The restrictions on these shares shall lapse on July 9, 2013.
32.	Represents grant of restricted shares made on July 6, 2010 (the grant date stock price was $10.83). The restrictions on these shares shall lapse on July 6, 2013.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Daniel P. Dyer	56,248	$447,932	117,924	$1,637,642
George D. Pelose	7,939	$54,740	59,461	$841,283
Edward J. Siciliano	—	—	20,017	$282,192
Lynne C. Wilson	10,924	$86,806	20,210	$300,435
Edward R. Dietz	—	—	1,932	$26,968

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

Mr. Siciliano, Ms. Wilson and Mr. Dietz do not have employment agreements, but pursuant to the terms of the Company’s 2003 Equity Compensation Plan, as amended (the “Equity Plan”), upon a change of control (as defined in the Equity Plan), all outstanding options shall immediately vest and become exercisable, and the restrictions and conditions on all outstanding restricted stock awards shall immediately lapse. Based on this, in the event of a change of control (as defined in the Equity Plan), assuming a December 31, 2012 change of control date, the benefit to Mr. Siciliano would be $725,146 in restricted stock and $113,579 in options, the benefit to Ms. Wilson would be $659,228 in restricted stock and $168,839 in options and the benefit to Mr. Dietz would be $180,982 in restricted stock and $0 in options. Stock option benefit amounts are computed for each option as to which vesting will be accelerated upon the occurrence of the termination event by multiplying the number of shares underlying the option by the difference between the $20.06 closing price per share of our common stock on December 31, 2012 and the exercise price per share of the option. Restricted stock benefit amounts are computed by multiplying the number of restricted shares as to which vesting will be accelerated by the $20.06 per share closing price of our common stock on December 31, 2012.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Executive Officers, Directors and Nominees
Daniel P. Dyer(1,2)	411,818	3.23%
George D. Pelose(1,2)	224,139	1.75
Edward J. Siciliano(1,2)	99,996		*
Lynne C. Wilson(1,2)	91,463		*
Edward R. Dietz(1)	10,818		*
John J. Calamari(3)	32,501		*
Lawrence J. DeAngelo(3)	44,488		*
Edward Grzedzinski(3)	34,136		*
Kevin J. McGinty(3)	117,266		*
James W. Wert(3)	76,375		*
Matthew J. Sullivan(1,3,4)	2,336,495	18.33
J. Christopher Teets(1,5)	11,025		*
All executive officers, directors and nominees as a group (10 persons)(1,6)	3,479,702	27.31
Beneficial Owners of More Than 5% of Common Stock
Peachtree Equity Investment Management, Inc.(7) 1170 Peachtree St., Ste. 1610 Atlanta, GA 30309	2,309,934	18.13
Red Mountain Capital Partners LLC(8) 10100 Santa Monica Blvd, Ste. 925 Los Angeles, CA 90067	1,259,902	9.89
Columbia Wanger Asset Management, L.P.(9) 227 West Monroe Street, Suite 3000 Chicago, IL 60606	1,216,000	9.54
Dimensional Fund Advisors LP.(10) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	963,924	7.57

*	Represents less than 1%.
(1)

Does not include options vesting more than 60 days after March 1, 2013, held by Mr. Dyer (59,602), Mr. Pelose (45,132), Mr. Siciliano (10,776), Ms. Wilson (17,437), and Mr. Teets (2,500). Mr. Dietz does not hold options vesting more than 60 days after March 1, 2013. Includes, where applicable, shares held in the 2003 Employee Stock Purchase Plan and restricted shares awarded under the 2003 Equity Compensation Plan, as amended.

(2)	Includes options for Mr. Pelose (30,184) and Mr. Siciliano (9,187) to purchase shares that are currently exercisable or will become exercisable within 60 days following March 1, 2013.
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

Date: August 13, 2013

MARLIN BUSINESS SERVICES CORP. (Registrant)

By:	/s/ DANIEL P. DYER
Daniel P. Dyer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ DANIEL P. DYER	Chief Executive Officer and President (Principal Executive Officer)	August 13, 2013
Daniel P. Dyer

By:	/s/ LYNNE C. WILSON	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	August 13, 2013
Lynne C. Wilson

By:	/s/ KEVIN J. MCGINTY	Chairman of the Board of Directors	August 13, 2013
Kevin J. McGinty

By:	/s/ JOHN J. CALAMARI	Director	August 13, 2013
John J. Calamari

By:	LAWRENCE J. DEANGELO	Director	August 13, 2013
Lawrence J. DeAngelo

By:	EDWARD GRZEDZINSKI	Director	August 13, 2013
Edward Grzedzinski

By:	MATTHEW J. SULLIVAN	Director	August 13, 2013
Matthew J. Sullivan

By:	/s/ J. CHRISTOPHER TEETS	Director	August 13, 2013
J. Christopher Teets

By:	/s/ JAMES W. WERT	Director	August 13, 2013
James W. Wert