Form 10-Q
period 2013-09-30
MARLIN BUSINESS SERVICES CORP
filed 2013-11-07
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

At October 28, 2013, 13,004,413 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2013

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2013	2012
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$2,688	$2,472
Interest-earning deposits with banks	73,129	62,498

Total cash and cash equivalents	75,817	64,970
Restricted interest-earning deposits with banks	1,600	3,520
Securities available for sale (amortized cost of $5.8 million and $4.8 million at September 30, 2013 and December 31, 2012, respectively)	5,459	4,845
Net investment in leases and loans	576,377	503,017
Property and equipment, net	2,502	1,970
Property tax receivables	4,861	397
Other assets	6,535	23,629

Total assets	$673,151	$602,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$477,423	$378,188
Long-term borrowings	—	15,514
Other liabilities:
Sales and property taxes payable	6,396	4,505
Accounts payable and accrued expenses	12,536	12,062
Net deferred income tax liability	16,817	17,829

Total liabilities	513,172	428,098

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 13,004,687 and 12,774,829 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	130	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	90,610	87,494
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive income (loss)	(198)	55
Retained earnings	69,439	86,575

Total stockholders’ equity	159,979	174,250

Total liabilities and stockholders’ equity	$673,151	$602,348

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per-share data)
Interest income	$16,286	$13,688	$47,075	$38,571
Fee income	3,410	2,966	9,733	8,854

Interest and fee income	19,696	16,654	56,808	47,425
Interest expense	1,036	1,496	3,458	5,417

Net interest and fee income	18,660	15,158	53,350	42,008
Provision for credit losses	2,303	1,414	6,360	3,546

Net interest and fee income after provision for credit losses	16,357	13,744	46,990	38,462

Other income:
Insurance income	1,186	1,029	3,572	3,059
Gain (loss) on derivatives	—	1	(2)	(1)
Other income	386	452	1,200	1,119

Other income	1,572	1,482	4,770	4,177

Other expense:
Salaries and benefits	6,601	5,988	19,543	18,683
General and administrative	3,475	3,390	10,918	10,174
Financing related costs	296	250	809	637

Other expense	10,372	9,628	31,270	29,494

Income before income taxes	7,557	5,598	20,490	13,145
Income tax expense	2,870	2,183	7,685	5,093

Net income	$4,687	$3,415	$12,805	$8,052

Basic earnings per share	$0.37	$0.27	$1.00	$0.63
Diluted earnings per share	$0.36	$0.27	$0.99	$0.63
Cash dividends declared and paid per share	$2.11	$0.08	$2.31	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$4,687	$3,415	$12,805	$8,052

Other comprehensive income (loss):
Amortization of net deferred losses on cash flow hedge derivatives	—	—	—	53
Increase (decrease) in fair value of securities available for sale	(75)	26	(410)	55
Tax effect	29	(11)	157	(43)

Total other comprehensive income (loss)	(46)	15	(253)	65

Comprehensive income	$4,641	$3,430	$12,552	$8,117

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2011	12,760,266	$128	$85,544	$(2)	$1	$78,430	$164,101
Issuance of common stock	8,788	—	136	—	—	—	136
Repurchase of common stock	(145,315)	(2)	(2,187)	—	—	—	(2,189)
Exercise of stock options	89,900	1	850	—	—	—	851
Excess tax benefits from stock-based payment arrangements	—	—	592	—	—	—	592
Stock option compensation recognized	—	—	34	—	—	—	34
Restricted stock grant	61,190	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	2,526	—	—	—	2,526
Net change related to derivatives, net of tax	—	—	—	—	32	—	32
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	22	—	22
Net income	—	—	—	—	—	11,697	11,697
Cash dividends paid	—	—	—	—	—	(3,552)	(3,552)

Balance, December 31, 2012	12,774,829	$128	$87,494	$(2)	$55	$86,575	$174,250
Issuance of common stock	8,869	—	140	—	—	—	140
Repurchase of common stock	(53,418)	(1)	(1,153)	—	—	—	(1,154)
Exercise of stock options	126,189	1	1,501	—	—	—	1,502
Excess tax benefits from stock-based payment arrangements	—	—	1,048	—	—	—	1,048
Stock option compensation recognized	—	—	16	—	—	—	16
Restricted stock grant	148,218	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	1,566	—	—	—	1,566
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(253)	—	(253)
Net income	—	—	—	—	—	12,805	12,805
Cash dividends paid	—	—	—	—	—	(29,941)	(29,941)

Balance, September 30, 2013	13,004,687	$130	$90,610	$(2)	$(198)	$69,439	$159,979

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$12,805	$8,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,469	1,642
Stock-based compensation	1,582	2,210
Excess tax benefits from stock-based payment arrangements	(1,048)	(900)
Amortization of deferred net losses on cash flow hedge derivatives	—	53
Change in fair value of derivatives	2	1
Provision for credit losses	6,360	3,546
Net deferred income taxes	(1,140)	(3,207)
Amortization of deferred initial direct costs and fees	4,989	4,117
Deferred initial direct costs and fees	(5,815)	(5,853)
Loss on equipment disposed	1,765	2,420
Effect of changes in other operating items:
Other assets	13,136	2,700
Other liabilities	1,982	4,481

Net cash provided by operating activities	36,087	19,262

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(258,694)	(234,493)
Principal collections on leases and loans	175,532	142,866
Security deposits collected, net of refunds	(135)	(210)
Proceeds from the sale of equipment	2,638	3,388
Acquisitions of property and equipment	(793)	(808)
Change in restricted interest-earning deposits with banks	1,920	17,890
Purchases of securities available for sale	(1,024)	(1,511)

Net cash provided by (used in) investing activities	(80,556)	(72,878)

Cash flows from financing activities:
Increase in deposits	99,235	143,414
Term securitization repayments	—	(39,330)
Bank facility advances	—	11,891
Bank facility repayments	(15,514)	(31,482)
Issuances of common stock	140	—
Repurchases of common stock	(1,154)	(1,572)
Dividends paid	(29,941)	(2,535)
Exercise of stock options	1,502	279
Excess tax benefits from stock-based payment arrangements	1,048	900
Debt issuance costs	—	(209)

Net cash provided by (used in) financing activities	55,316	81,356

Net increase in total cash and cash equivalents	10,847	27,740
Total cash and cash equivalents, beginning of period	64,970	42,285

Total cash and cash equivalents, end of period	$75,817	$70,025

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$2,605	$4,475
Net cash paid (received) for income taxes	$(8,697)	$4,849

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2013 and the results of operations for the three- and nine-month periods ended September 30, 2013 and 2012, and cash flows for the nine-month periods ended September 30, 2013 and 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2013. The consolidated results of operations for the three- and nine-month periods ended September 30, 2013 and 2012 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

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

Securities available for sale. Securities available for sale consist of mutual funds and municipal bonds that are measured at fair value on a recurring basis. Unrealized holding gains or losses of all securities available for sale, net of related deferred income taxes, are reported in accumulated other comprehensive income. Fair value measurement is based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, fair values are based on prices obtained from third-party pricing vendors. See Note 8 for more information on fair value measurement of securities.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At September 30, 2013, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.

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

As of June 30, 2013, the Joint Committee on Taxation of the Internal Revenue Service had completed consideration of the federal amended returns and had approved the processing of the refund. During the third quarter of 2013, the Company received substantially all of the anticipated refund pursuant to its amended federal income tax returns. At September 30, 2013, after consideration of the impact of the federal refund received, additional interest earned and state tax refunds received, the remaining components related to the original amended returns approximately offset, consisting of $0.6 million receivable from federal amended returns in process of disbursement from the Internal Revenue Service, $0.3 million receivable from various states and approximately $0.8 million payable to various jurisdictions due to the refunds and interest. The Company’s net income taxes receivable at September 30, 2013 represents management’s best estimate of amounts expected to be received.

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

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Minimum lease payments receivable	$658,733	$577,545
Estimated residual value of equipment	28,880	29,913
Unearned lease income, net of initial direct costs and fees deferred	(102,177)	(95,696)
Security deposits	(2,643)	(2,778)
Loans, including unamortized deferred fees and costs	659	521
Allowance for credit losses	(7,075)	(6,488)

	$576,377	$503,017

At September 30, 2013, a total of $19.0 million of minimum lease payments receivable is assigned as collateral for the borrowing facility.

Initial direct costs net of fees deferred were $10.1 million and $9.3 million as of September 30, 2013 and December 31, 2012, respectively, are netted in unearned income and will be amortized to income using the effective interest method. At September 30, 2013 and December 31, 2012, $23.0 million and $23.8 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of September 30, 2013:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2013	$71,307	$15,943
2014	250,395	45,985
2015	172,515	24,901
2016	100,942	11,154
2017	50,094	3,722
Thereafter	13,480	472

	$658,733	$102,177

Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of September 30, 2013 and December 31, 2012, the Company maintained total finance receivables which were on a non-accrual basis of $1.7 million and $1.4 million, respectively. As of September 30, 2013 and December 31, 2012, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.9 million and $0.9 million, respectively. (See Note 4 for additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2013	2012	2012
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$6,919	$5,197	$6,488	$5,353	$5,353

Charge-offs	(2,688)	(1,429)	(7,108)	(4,571)	(6,358)
Recoveries	541	426	1,335	1,280	1,573

Net charge-offs	(2,147)	(1,003)	(5,773)	(3,291)	(4,785)

Provision for credit losses	2,303	1,414	6,360	3,546	5,920

Allowance for credit losses, end of period(1)	$7,075	$5,608	$7,075	$5,608	$6,488

Annualized net charge-offs to average total finance receivables (2)	1.55%	0.89%	1.45%	1.05%	1.11%
Allowance for credit losses to total finance receivables, end of period (2)	1.23%	1.20%	1.23%	1.20%	1.30%
Average total finance receivables (2)	$555,422	$448,691	$529,578	$419,031	$432,829
Total finance receivables, end of period (2)	$573,325	$468,722	$573,325	$468,722	$500,203
Delinquencies greater than 60 days past due	$2,941	$2,173	$2,941	$2,173	$2,444
Delinquencies greater than 60 days past due (3)	0.45%	0.40%	0.45%	0.40%	0.42%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	240.56%	258.08%	240.56%	258.08%	265.47%
Non-accrual leases and loans, end of period	$1,697	$989	$1,697	$989	$1,395
Renegotiated leases and loans, end of period	$867	$704	$867	$704	$862

(1)	At September 30, 2013, December 31, 2012 and September 30, 2012, there was no allowance for credit losses allocated to loans.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At September 30, 2013, December 31, 2012 and September 30, 2012, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended September 30, 2013 were $2.1 million (1.55% of average total finance receivables on an annualized basis), compared to $2.1 million (1.55% of average total finance receivables on an annualized basis) for the three-month period ended June 30, 2013 and $1.0 million (0.89% of average total finance receivables on an annualized basis) for the three-month period ended September 30, 2012. The increase in net charge-offs during the three-month period ended September 30, 2013 compared to 2012 is primarily due to the growth in average total finance receivables, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Our key credit quality indicator is delinquency status.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Accrued fees receivable	$1,648	$1,583
Deferred transaction costs	128	427
Prepaid expenses	1,129	1,588
Income taxes receivable	376	16,535
Other	3,254	3,496

	$6,535	$23,629

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

As of June 30, 2013, the Joint Committee on Taxation of the Internal Revenue Service had completed consideration of the federal amended returns and had approved the processing of the refund. During the third quarter of 2013, the Company received substantially all of the anticipated refund pursuant to its amended federal income tax returns. At September 30, 2013, after consideration of the impact of the federal refund received, additional interest earned and state tax refunds received, the remaining components related to the original amended returns approximately offset, consisting of $0.6 million receivable from federal amended returns in process of disbursement from the Internal Revenue Service, $0.3 million receivable from various states and approximately $0.8 million payable to various jurisdictions due to the refunds and interest. The Company’s net income taxes receivable at September 30, 2013 represents management’s best estimate of amounts expected to be received.

Subsequent to September 30, 2013, the Company received from the Internal Revenue Service the remaining amount due from the federal amended returns.

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At September 30, 2013, MBB had an unfunded commitment of $1.2 million for this activity. During the three- month period ended September 30, 2013, MBB renewed its membership in the consortium. Unless renewed prior to termination, MBB’s commitment to the consortium will expire in September 2014.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of September 30, 2013, the Company leases all five of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Sherwood, Oregon. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of September 30, 2013:

	Future Minimum Lease Payment Obligations
	Capital	Operating
Period Ending December 31,	Leases	Leases	Total
	(Dollars in thousands)
2013	$52	$358	$410
2014	208	1,344	1,552
2015	133	1,229	1,362
2016	133	1,246	1,379
2017	100	1,262	1,362
Thereafter	—	3,051	3,051

Total minimum lease payments	$626	$8,490	$9,116

Less: amount representing interest	(59)

Present value of minimum lease payments	$567

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

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits directly from other financial institutions. As of September 30, 2013, the remaining scheduled maturities of time deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2013	$51,812
2014	188,487
2015	136,188
2016	55,372
2017	38,867
Thereafter	6,697

Total	$477,423

All time deposits are in denominations of $250,000 or less. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits outstanding at September 30, 2013 was 0.84%.

NOTE 8 – Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments

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

The Company’s balances measured at fair value on a recurring basis include the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
(Dollars in thousands)
Assets
Securities available for sale	$3,157	$2,302	$3,250	$1,595

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$75,817	$75,817	$64,970	$64,970
Restricted interest-earning deposits with banks	1,600	1,600	3,520	3,520
Securities available for sale	5,459	5,459	4,845	4,845
Loans	659	659	521	521
Liabilities
Deposits	477,423	476,284	378,188	379,596
Long-term borrowings	—	—	15,514	15,514
Sales and property taxes payable	6,396	6,396	4,505	4,505
Accounts payable and accrued expenses	12,536	12,536	12,062	12,062

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a) Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of September 30, 2013 and December 31, 2012, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

(b) Restricted Interest-Earning Deposits with Banks

The Company maintains interest-earning trust accounts related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at September 30, 2013 and December 31, 2012. This fair value measurement is classified as Level 1.

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

(d) Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of the Company’s loans approximates the carrying amount at September 30, 2013 and December 31, 2012. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2.

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

(g) Sales and Property Taxes Payable

The carrying amount of the Company’s sales and property taxes payable approximates fair value as of September 30, 2013 and December 31, 2012, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

(h) Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable and accrued expenses approximates fair value as of September 30, 2013 and December 31, 2012, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

NOTE 9 – Earnings Per Common Share

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$4,687	$3,415	$12,805	$8,052
Less: net income allocated to participating securities	(150)	(145)	(458)	(350)

Net income allocated to common stock	$4,537	$3,270	$12,347	$7,702

Weighted average common shares outstanding	12,937,665	12,737,833	12,873,139	12,731,329
Less: Unvested restricted stock awards considered participating securities	(508,600)	(551,001)	(507,112)	(575,773)

Adjusted weighted average common shares used in computing basic EPS	12,429,065	12,186,832	12,366,027	12,155,556

Basic EPS	$0.37	$0.27	$1.00	$0.63

Diluted EPS
Net income allocated to common stock	$4,537	$3,270	$12,347	$7,702

Adjusted weighted average common shares used in computing basic EPS	12,429,065	12,186,832	12,366,027	12,155,556
Add: Effect of dilutive stock options	87,121	93,291	93,023	76,960

Adjusted weighted average common shares used in computing diluted EPS	12,516,186	12,280,123	12,459,050	12,232,516

Diluted EPS	$0.36	$0.27	$0.99	$0.63

For the three-month periods ended September 30, 2013 and September 30, 2012, options to purchase 23,098 and 43,058 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

For the nine-month periods ended September 30, 2013 and September 30, 2012, options to purchase 23,098 and 51,533 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 10 – Stockholders’ Equity

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

During the three-month period ended September 30, 2013, the Company did not repurchase any shares of its common stock in the open market. The Company purchased 231 shares of its common stock at an average cost of $18.52 per share during the nine-month period ended September 30, 2013. During the three-month and nine-month periods ended September 30, 2012, the Company did not repurchase any shares of its common stock in the open market. At September 30, 2013, the Company had $5.1 million remaining in its stock repurchase plan authorized by the Board of Directors.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 3,447 and 53,187 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three- and nine-month periods ended September 30, 2013, at average per-share costs of $22.52 and $21.61, respectively. There were 5,708 and 110,915 shares repurchased to cover income tax withholding during the three- and nine-month periods ended September 30, 2012, at average per-share costs of $16.89 and $14.17, respectively.

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

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s Tier 1 Capital balance at September 30, 2013 was $85.9 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At September 30, 2013, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at September 30, 2013.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	23.20%	$160,143	4%	$27,613	5%		$34,516
Marlin Business Bank	14.81%	$85,922	5%	$28,999	5%		$28,999
Tier 1 Risk-based Capital
Marlin Business Services Corp.	26.27%	$160,143	4%	$24,386	6%		$36,579
Marlin Business Bank	15.59%	$85,922	6%	$33,071	6%		$33,071
Total Risk-based Capital
Marlin Business Services Corp.	27.43%	$167,218	8%	$48,773	10%		$60,966
Marlin Business Bank	16.83%	$92,789	15%	$82,677	10	%(1)	$55,118

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to an agreement entered into by and among MBB, the Company, Marlin Leasing Corporation and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”).

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.83% at September 30, 2013 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

Dividends. The Federal Reserve Board has issued policy statements requiring insured banks and bank holding companies to have an established assessment process for maintaining capital commensurate with their overall risk profile. Such assessment process may affect the ability of the organizations to pay dividends. Although generally organizations may pay dividends only out of current operating earnings, dividends may be paid if the distribution is prudent relative to the organization’s financial position and risk profile, after consideration of current and prospective economic conditions.

As previously disclosed in the Company’s Form 8-K filed on September 4, 2013, in addition to the Company’s regular quarterly dividend, the Company’s Board of Directors declared a special cash dividend of $2.00 per share on September 4, 2013. The special dividend was paid on September 26, 2013 to shareholders of record on the close of business on September 16, 2013, which resulted in a dividend payment of approximately $26.0 million.

NOTE 11 – Stock-Based Compensation

Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 4,150,000. Not more than 2,500,000 of such shares shall be available for issuance as restricted stock grants. There were 891,258 shares available for future grants under the 2003 Plan as of September 30, 2013, of which 721,584 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $0.4 million for the three-month period ended September 30, 2013 and $0.3 million for the three-month period ended September 30, 2012. Total stock-based compensation expense was $1.6 million and $2.2 million for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $1.0 million and $0.9 million for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively.

Stock Options

In previous years, stock option awards were issued as part of the Company’s overall compensation strategy. There were no stock options granted during the three-month and nine-month periods ended September 30, 2013. There were also no stock options granted during the three-month and nine-month periods ended September 30, 2012.

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

A summary of option activity for the nine-month period ended September 30, 2013 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2012	363,519	$11.21
Granted	—	—
Exercised	(126,189)	11.91
Forfeited	(131)	12.41
Expired	(7,416)	21.50

Outstanding, September 30, 2013	229,783	10.49

During each of the three-month periods ended September 30, 2013 and September 30, 2012, the Company recognized total compensation expense related to options of less than $0.1 million. During each of the nine-month periods ended September 30, 2013 and September 30, 2012, the Company recognized total compensation expense related to options of less than $0.1 million.

There were 81,230 stock options exercised during the three-month period ended September 30, 2013. There were 29,219 stock options exercised for the three-month period ended September 30, 2012. The total pretax intrinsic value of stock options exercised was $1.1 million for the three-month period ended September 30, 2013. The total pretax intrinsic value of stock options exercised was $0.3 million for the three-month period ended September 30, 2012.

The total pretax intrinsic values of stock options exercised were $1.6 million and $0.3 million for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively. The related tax benefits realized from the exercise of stock options for the nine-month periods ended September 30, 2013 and September 30, 2012 were $0.4 million and less than $0.1 million, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2013:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$7.17 - 9.52	145,620	1.6	$8.98	$2,327	41,276	2.1	$7.60	$717
$12.08 - 12.41	70,680	3.6	12.39	888	18,960	3.6	12.34	239
$14.00 - 16.01	8,347	0.3	14.72	85	8,347	0.3	14.72	85
$20.35	5,136	0.6	20.35	24	5,136	0.6	20.35	24

	229,783	2.1	10.49	$3,324	73,719	2.2	10.51	$1,065

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.96 as of September 30, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2013, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 0.6 years. As of September 30, 2013, $0.7 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 2.4 years.

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

Of the total restricted stock awards granted during the nine-month period ended September 30, 2013, 89,952 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2012 and 2013 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the nine months ended September 30, 2013:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	523,967	$11.94
Granted	159,417	20.17
Vested	(159,288)	11.04
Forfeited	(11,199)	15.06

Outstanding at September 30, 2013	512,897	14.71

During the three-month periods ended September 30, 2013 and September 30, 2012, the Company granted restricted stock awards with grant date fair values totaling $0.6 million and $0.1 million, respectively. During the nine-month periods ended September 30, 2013 and September 30, 2012, the Company granted restricted stock awards with grant date fair values totaling $3.2 million and $1.3 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.4 million and $0.3 million of compensation expense related to restricted stock for the three-month periods ended September 30, 2013 and September 30, 2012, respectively. The Company recognized $1.6 million and $2.2 million of compensation expense related to restricted stock for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively.

Of the $1.6 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2013, approximately $0.4 million related to accelerated vesting during the first quarter of 2013, based on achievement of certain performance criteria determined annually. Of the $2.2 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2012, approximately $1.0 million related to accelerated vesting during the first quarter of 2012, which was also based on the achievement of certain performance criteria determined annually.

As of September 30, 2013, there was $4.8 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.3 years. In the event individual performance targets are achieved, $2.1 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.2 years. In addition, certain of the awards granted may result in the issuance of 72,972 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended September 30, 2013 and September 30, 2012 was $0.2 million and $0.3 million, respectively. The fair value of shares that vested during the nine-month periods ended September 30, 2013 and September 30, 2012 was $3.5 million and $4.6 million, respectively.

NOTE 12 – Subsequent Events

The Company declared a dividend of $0.11 per share on November 6, 2013. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.4 million, is scheduled to be paid on December 2, 2013 to shareholders of record on the close of business on November 18, 2013. It represents the Company’s ninth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

As previously disclosed in the Company’s Form 8-K filed on November 6, 2013, the Chief Operating Officer of the Company is retiring from his role. In connection with his retirement his employment agreement with the Company was amended. Pursuant to the amended employment agreement, the retirement will be treated as a termination “without cause” or a resignation “for good reason” for purposes of determining the severance benefits payable. The Company anticipates a fourth quarter 2013 after-tax charge of approximately $1.3 million due to the amended employment agreement related to his departure.

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

Overview

We are a nationwide provider of equipment financing solutions, primarily to small and mid-sized businesses. We finance over 100 categories of commercial equipment important to the typical small and mid-sized business customer, including copiers, computers and software, security systems, telecommunications equipment and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and national account programs, as well as through direct solicitation of our end user customers and through relationships with select lease brokers.

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2013, our lease portfolio consisted of approximately 73,530 accounts with an average original term of 47 months and average original transaction size of approximately $12,700.

We were founded in 1997. At September 30, 2013, we had $673.2 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $576.4 million at September 30, 2013.

We generally reach our lessees through a network of independent equipment dealers, equipment manufacturers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the Nine Months Ended September 30,	As of or For the Year Ended December 31,
	2013	2012	2011	2010	2009	2008
Number of sales account executives	115	114	93	87	38	86
Number of originating sources(1)	1,175	1,117	827	604	465	1,014

(1)	Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended September 30, 2013, our annualized net credit losses were 1.55% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 68% of our lease portfolio at September 30, 2013 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed-rate FDIC-insured certificates of deposit, raised nationally by MBB. The Company also maintains a variable-rate long-term loan facility. Historically, leases were funded through variable-rate facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations were accounted for as on-balance sheet transactions and, therefore, we did not recognize gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations through the issuance of FDIC-insured certificates of deposit. We anticipate that FDIC-insured certificates of deposit issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of September 30, 2013, total MBB deposits were $477.4 million, compared to $378.2 million at December 31, 2012. We had no outstanding secured borrowings as of September 30, 2013. Our aggregate outstanding secured borrowings amounted to $15.5 million at December 31, 2012.

Fixed rate leases not funded with deposits are financed with variable-rate debt. Therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous facilities, our current long-term loan facility does not require annual refinancing.

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active interest-rate swap agreements at September 30, 2013.

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

Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and emerging trends, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis. For example, underwriting guidelines may be adjusted from time to time in response to current economic conditions and/or portfolio performance trends. Such underwriting adjustments may be made to a variety of credit attributes, such as transaction size, asset type, industry (SIC code), geographic location, time in business and commercial credit scores. The impact of these underwriting adjustments is considered as one of the components in calculating the qualitative component of the allowance for credit losses. The total adjustments due to all qualitative factors increased the allowance for credit losses by approximately $0.1 million and $0.2 million at September 30, 2013 and December 31, 2012, respectively.

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

At September 30, 2013, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2006 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009, which resulted in the recognition of a net tax receivable of approximately $15.4 million as originally discussed in Note 13 to the Company’s Form 10-K for December 31, 2010.

As of June 30, 2013, the Joint Committee on Taxation of the Internal Revenue Service had completed consideration of the federal amended returns and had approved the processing of the refund. During the third quarter of 2013, the Company received substantially all of the anticipated refund pursuant to its amended federal income tax returns. At September 30, 2013, after consideration of the impact of the federal refund received, additional interest earned and state tax refunds received, the remaining components related to the original amended returns approximately offset, consisting of $0.6 million receivable from federal amended returns in process of disbursement from the Internal Revenue Service, $0.3 million receivable from various states and approximately $0.8 million payable to various jurisdictions due to the refunds and interest. The Company’s net income taxes receivable at September 30, 2013 represents management’s best estimate of amounts expected to be received.

The Company records penalties and accrued interest related to taxes, including penalties and interest related to uncertain tax positions, in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2013 and September 30, 2012

Net income. Net income of $4.7 million was reported for the three-month period ended September 30, 2013, resulting in diluted EPS of $0.36, compared to net income of $3.4 million and diluted EPS of $0.27 for the three-month period ended September 30, 2012.

Return on average assets was 2.73% for the three-month period ended September 30, 2013, compared to a return of 2.50% for the three-month period ended September 30, 2012. Return on average equity was 10.32% for the three-month period ended September 30, 2013, compared to a return of 8.08% for the three-month period ended September 30, 2012.

Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2013 increased 23.8% to $555.4 million, compared to $448.7 million for the three-month period ended September 30, 2012. This change was primarily due to the increasing origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at September 30, 2013 was $576.4 million, an increase of $73.4 million, or 14.6%, from $503.0 million at December 31, 2012.

During the three months ended September 30, 2013, we generated 6,223 new leases with a cost of $86.1 million, compared to 6,227 new leases with a cost of $81.6 million generated for the three months ended September 30, 2012. Sales staffing levels increased from 112 sales account executives at September 30, 2012 to 115 sales account executives at September 30, 2013. Approval rates remained stable at 65% for the quarter ended September 30, 2013, compared to 67% for the quarter ended September 30, 2012.

For the three-month period ended September 30, 2013 compared to the three-month period ended September 30, 2012, net interest and fee income increased $3.5 million, or 23.0%, primarily due to a 23.8% increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses increased $0.9 million, or 64.3%, to $2.3 million for the three-month period ended September 30, 2013 from $1.4 million for the same period in 2012, due to increases in both net charge-offs and the allowance for credit losses resulting from portfolio growth, the ongoing seasoning of the portfolio and the mix of credit profiles.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2013 and September 30, 2012.

	Three Months Ended September 30,
	2013			2012
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$97,095	$18	0.07%	$55,271	$17	0.12%
Restricted interest-earning deposits with banks	1,720	—	0.01	12,071	—	0.01
Securities available for sale	5,721	37	2.61	3,337	24	2.83
Net investment in leases(3)	554,783	16,223	11.70	448,211	13,641	12.17
Loans receivable(3)	640	8	4.64	480	6	4.84

Total interest-earning assets	659,959	16,286	9.87	519,370	13,688	10.54

Non-interest-earning assets:
Cash and due from banks	1,789			2,530
Property and equipment, net	2,122			2,160
Property tax receivables	5,021			136
Other assets(4)	17,260			21,130

Total non-interest-earning assets	26,192			25,956

Total assets	$686,151			$545,326

Interest-bearing liabilities:
Deposits(5)	$472,253	$1,017	0.86%	304,993	$899	1.18%
Long-term borrowings(5)	154	19	48.44	40,565	597	5.88

Total interest-bearing liabilities	472,407	1,036	0.88	345,558	1,496	1.73

Non-interest-bearing liabilities:
Sales and property taxes payable	6,964			4,910
Accounts payable and accrued expenses	6,556			6,912
Net deferred income tax liability	18,479			18,961

Total non-interest-bearing liabilities	31,999			30,783

Total liabilities	504,406			376,341
Stockholders’ equity	181,745			168,985

Total liabilities and stockholders’ equity	$686,151			$545,326

Net interest income		$15,250			$12,192
Interest rate spread(6)			8.99%			8.81%
Net interest margin(7)			9.24%			9.39%
Ratio of average interest-earning assets to average interest-bearing liabilities			139.70%			150.30%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended September 30, 2013 Compared To Three Months Ended September 30, 2012
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$10	$(9)	$1
Restricted interest-earning deposits with banks	—	—	—
Securities available for sale	16	(3)	13
Net investment in leases	3,134	(552)	2,582
Loans receivable	2	—	2
Total interest income	3,514	(916)	2,598
Interest expense:
Deposits	403	(285)	118
Long-term borrowings	(1,115)	537	(578)
Total interest expense	434	(894)	(460)
Net interest income	3,251	(193)	3,058

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended September 30, 2013 and September 30, 2012.

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Interest income	$16,286	$13,688
Fee income	3,410	2,966

Interest and fee income	19,696	16,654
Interest expense	1,036	1,496

Net interest and fee income	$18,660	$15,158

Average total finance receivables(1)	$555,422	$448,691
Annualized percent of average total finance receivables:
Interest income	11.73%	12.20%
Fee income	2.46	2.64

Interest and fee income	14.19	14.84
Interest expense	0.75	1.33

Net interest and fee margin	13.44%	13.51%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $3.5 million, or 23.0%, to $18.7 million for the three months ended September 30, 2013 from $15.2 million for the three months ended September 30, 2012. The annualized net interest and fee margin decreased 7 basis points to 13.44% in the three-month period ended September 30, 2013 from 13.51% for the same period in 2012.

Interest income, net of amortized initial direct costs and fees, increased $2.6 million, or 19.0%, to $16.3 million for the three-month period ended September 30, 2013 from $13.7 million for the three-month period ended September 30, 2012. The increase in interest income was principally due to the 23.8% increase in average total finance receivables, which increased $106.7 million to $555.4 million at September 30, 2013 from $448.7 million at September 30, 2012, partially offset by a decrease in average yield of 47 basis points. The increase in average total finance receivables was primarily due to the increasing origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying, primarily due to a change in mix of new origination types toward larger program opportunities. The weighted average implicit interest rate on new finance receivables originated decreased 111 basis points to 11.86% for the three-month period ended September 30, 2013, compared to 12.97% for the three-month period ended September 30, 2012.

Fee income increased $0.4 million to $3.4 million for the three-month period ended September 30, 2013, compared to $3.0 million for the three-month period ended September 30, 2012. Fee income included approximately $0.7 million of net residual income for the three-month period ended September 30, 2013 and $0.8 million for the three-month period ended September 30, 2012. The decrease in net residual income was primarily due to lower renewal income since fewer leases reached the end of their original contractual terms, as a result of the lower originations during the 2008 to 2010 timeframe.

Fee income also included approximately $2.3 million in late fee income for the three-month period ended September 30, 2013, which increased 21.1% from $1.9 million for the three-month period ended September 30, 2012. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, decreased 18 basis points to 2.46% for the three-month period ended September 30, 2013 from 2.64% for the same period in 2012. Late fees remained the largest component of fee income at 1.67% as an annualized percentage of average total finance receivables for the three-month period ended September 30, 2013, compared to 1.70% for the three-month period ended September 30, 2012. As an annualized percentage of average total finance receivables, net residual income was 0.49% for the three-month period ended September 30, 2013, compared to 0.71% for the three-month period ended September 30, 2012.

Interest expense decreased $0.5 million to $1.0 million for the three-month period ended September 30, 2013 from $1.5 million for the three-month period ended September 30, 2012. The decrease was primarily due to a shift in our funding mix from borrowings toward lower-cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 58 basis points to 0.75% for the three-month period ended September 30, 2013, from 1.33% for the same period in 2012.

The weighted average interest rate, excluding transaction costs, on borrowings was 3.06% for the quarter ended September 30, 2013, compared to 3.57% for the same period in 2012, primarily due to a shift in mix to variable-rate debt as the term securitization borrowings were repaid, combined with lower interest rates. The average balance for our variable-rate debt was $0.2 million for the three months ended September 30, 2013, compared to $32.9 million for the three months ended September 30, 2012. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 3.06% for the quarter ended September 30, 2013, compared to 3.66% for the same period in 2012. For the three months ended September 30, 2013, there were no term securitization borrowings outstanding, compared to $7.6 million term securitization borrowings outstanding at a weighted average coupon of 3.03% for the same period in 2012.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market and from other financial institutions on a direct basis. At September 30, 2013, brokered certificates of deposit represented approximately 66% of total deposits, while approximately 34% of total deposits were obtained from direct channels. Interest expense on deposits was $1.0 million, or 0.86% as an annualized percentage of average deposits, for the three-month period ended September 30, 2013. The average balance of deposits was $472.3 million for the three-month period ended September 30, 2013. Interest expense on deposits was $0.9 million, or 1.18% as an annualized percentage of average deposits, for the three-month period ended September 30, 2012. The average balance of deposits was $305.0 million for the three-month period ended September 30, 2012.

Insurance income. Insurance income increased $0.2 million to $1.2 million for the three-month period ended September 30, 2013 from $1.0 million for the three-month period ended September 30, 2012, primarily due to higher billings from higher total finance receivables.

Other income. Other income decreased $0.1 million to $0.4 million for the three-month period ended September 30, 2013 from $0.5 million for the three-month period ended September 30, 2012. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $0.6 million, or 10.0%, to $6.6 million for the three-month period ended September 30, 2013 from $6.0 million for the same period in 2012. The increase was primarily due to increased headcount. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.75% for the three-month period ended September 30, 2013 compared with 5.34% for the same period in 2012. Total personnel increased to 276 at September 30, 2013 from 258 at September 30, 2012, primarily due to increased staffing levels in the credit, marketing and collection teams.

General and administrative expense. General and administrative expense increased $0.1 million, or 2.9%, to $3.5 million for the three months ended September 30, 2013 from $3.4 million for the same period in 2012. General and administrative expense as an annualized percentage of average total finance receivables was 2.50% for the three-month period ended September 30, 2013, compared to 3.02% for the three-month period ended September 30, 2012. Selected major components of general and administrative expense for the three-month period ended September 30, 2013 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.4 million of data processing expense and $0.2 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended September 30, 2012 included $0.7 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.3 million of data processing expense and $0.2 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.3 million for the three-month period ended September 30, 2013, compared to $0.3 million for the same period in 2012.

Provision for credit losses. The provision for credit losses increased $0.9 million, or 64.3%, to $2.3 million for the three months ended September 30, 2013 from $1.4 million for the same period in 2012, primarily due to the impact of portfolio growth, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. These factors affect the provision for credit losses because they impact both net charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $2.1 million for the three-month period ended September 30, 2013, compared to $1.0 million for the same period in 2012. The increase in net charge-offs was primarily due to portfolio growth, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.55% during the three-month period ended September 30, 2013, from 0.89% for the same period in 2012. The allowance for credit losses increased to approximately $7.1 million at September 30, 2013, an increase of $0.6 million from $6.5 million at December 31, 2012.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $2.9 million was recorded for the three-month period ended September 30, 2013, compared to an expense of $2.2 million for the same period in 2012. The change is primarily attributable to the change in pretax income recorded for the three-month period ended September 30, 2013. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.0% for the three-month period ended September 30, 2013, compared to 39.0% for the three-month period ended September 30, 2012. The change in effective tax rate is primarily due to an adjustment of approximately $0.1 million related to interest receivable on the 2006 through 2009 amended tax returns, combined with an increase in tax exempt interest on municipal leases and changes in the mix of projected pretax book income across the jurisdictions and entities.

Comparison of the Nine-Month Periods Ended September 30, 2013 and September 30, 2012

Net income. Net income of $12.8 million was reported for the nine-month period ended September 30, 2013, resulting in diluted EPS of $0.99, compared to net income of $8.1 million and diluted EPS of $0.63 for the nine-month period ended September 30, 2012.

Return on average assets was 2.64% for the nine-month period ended September 30, 2013, compared to a return of 2.05% for the nine-month period ended September 30, 2012. Return on average equity was 9.56% for the nine-month period ended September 30, 2013, compared to a return of 6.45% for the nine-month period ended September 30, 2012.

Overall, our average net investment in total finance receivables for the nine-month period ended September 30, 2013 increased 26.4% to $529.6 million, compared to $419.0 million for the nine-month period ended September 30, 2012. This change was primarily due to the increasing origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at September 30, 2013 was $576.4 million, an increase of $73.4 million, or 14.6%, from $503.0 million at December 31, 2012.

During the nine months ended September 30, 2013, we generated 19,447 new leases with a cost of $258.5 million, compared to 18,057 new leases with a cost of $234.4 million generated for the nine months ended September 30, 2012. Sales staffing levels increased from 112 sales account executives at September 30, 2012 to 115 sales account executives at September 30, 2013. Approval rates remained stable at 66% for the nine-month period ended September 30, 2013, compared to 67% for the nine-month period ended September 30, 2012.

For the nine-month period ended September 30, 2013 compared to the nine-month period ended September 30, 2012, net interest and fee income increased $11.4 million, or 27.1%, primarily due to a 26.4% increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses increased $2.9 million, or 82.9%, to $6.4 million for the nine-month period ended September 30, 2013 from $3.5 million for the same period in 2012, due to increases in both net charge-offs and the allowance for credit losses resulting from portfolio growth, the ongoing seasoning of the portfolio and the mix of credit profiles.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2013 and September 30, 2012.

	Nine Months Ended September 30,
	2013			2012
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$77,429	$57	0.10%	$55,478	$32	0.08%
Restricted interest-earning deposits with banks	3,855	—	0.01	19,510	1	0.01
Securities available for sale	5,467	83	2.02	3,033	65	2.85
Net investment in leases(3)	529,008	46,914	11.82	418,568	38,455	12.25
Loans receivable(3)	571	21	4.79	463	18	5.04

Total interest-earning assets	616,330	47,075	10.18	497,052	38,571	10.35

Non-interest-earning assets:
Cash and due from banks	1,031			2,155
Property and equipment, net	1,998			2,131
Property tax receivables	3,500			803
Other assets(4)	23,743			22,652

Total non-interest-earning assets	30,272			27,741

Total assets	$646,602			$524,793

Interest-bearing liabilities:
Deposits(5)	$432,433	$3,060	0.94%	267,932	$2,534	1.26%
Long-term borrowings(5)	4,111	398	12.92	60,139	2,883	6.39

Total interest-bearing liabilities	436,544	3,458	1.05	328,071	5,417	2.20

Non-interest-bearing liabilities:
Sales and property taxes payable	6,402			3,939
Accounts payable and accrued expenses	6,331			5,970
Net deferred income tax liability	18,757			20,259

Total non-interest-bearing liabilities	31,490			30,168

Total liabilities	468,034			358,239
Stockholders’ equity	178,568			166,554

Total liabilities and stockholders’ equity	$646,602			$524,793

Net interest income		$43,617			$33,154
Interest rate spread(6)			9.13%			8.15%
Net interest margin(7)			9.44%			8.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			141.18%			151.51%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Nine Months Ended September 30, 2013 Compared To Nine Months Ended September 30, 2012
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$15	$10	$25
Restricted interest-earning deposits with banks	(1)	—	(1)
Securities available for sale	41	(23)	18
Net investment in leases	9,835	(1,376)	8,459
Loans receivable	4	(1)	3
Total interest income	9,119	(615)	8,504
Interest expense:
Deposits	1,278	(752)	526
Long-term borrowings	(3,994)	1,509	(2,485)
Total interest expense	1,429	(3,388)	(1,959)
Net interest income	8,343	2,120	10,463

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the nine-month periods ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Interest income	$47,075	$38,571
Fee income	9,733	8,854

Interest and fee income	56,808	47,425
Interest expense	3,458	5,417

Net interest and fee income	$53,350	$42,008

Average total finance receivables(1)	$529,578	$419,031
Percent of average total finance receivables:
Interest income	11.85%	12.27%
Fee income	2.45	2.82

Interest and fee income	14.30	15.09
Interest expense	0.87	1.72

Net interest and fee margin	13.43%	13.37%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $11.4 million, or 27.1%, to $53.4 million for the nine months ended September 30, 2013 from $42.0 million for the nine months ended September 30, 2012. The annualized net interest and fee margin increased 6 basis points to 13.43% in the nine-month period ended September 30, 2013 from 13.37% for the same period in 2012.

Interest income, net of amortized initial direct costs and fees, increased $8.5 million, or 22.0%, to $47.1 million for the nine-month period ended September 30, 2013 from $38.6 million for the nine-month period ended September 30, 2012. The increase in interest income was principally due to a 26.4% increase in average total finance receivables, which increased $110.6 million to $529.6 million at September 30, 2013 from $419.0 million at September 30, 2012, partially offset by a decrease in average yield of 42 basis points. The increase in average total finance receivables was primarily due to the increasing origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased due to lower yields on the new leases compared to the yields on the leases repaying, primarily due to a change in mix of new origination types toward larger program opportunities. The weighted average implicit interest rate on new finance receivables originated decreased 81 basis points to 12.16% for the nine-month period ended September 30, 2013, compared to 12.97% for the nine-month period ended September 30, 2012.

Fee income increased $0.8 million to $9.7 million for the nine-month period ended September 30, 2013, compared to $8.9 million for the nine-month period ended September 30, 2012. Fee income included approximately $2.1 million of net residual income for the nine-month period ended September 30, 2013 and $2.7 million for the nine-month period ended September 30, 2012. The decrease in net residual income was primarily due to lower renewal income since fewer leases reached the end of their original contractual terms, as a result of the lower originations during the 2008 to 2010 timeframe.

Fee income also included approximately $6.5 million in late fee income for the nine-month period ended September 30, 2013, which increased 20.4% from $5.4 million for the nine-month period ended September 30, 2012. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, decreased 37 basis points to 2.45% for the nine-month period ended September 30, 2013 from 2.82% for the same period in 2012. Late fees remained the largest component of fee income at 1.64% as an annualized percentage of average total finance receivables for the nine-month period ended September 30, 2013, compared to 1.71% for the nine-month period ended September 30, 2012. As an annualized percentage of average total finance receivables, net residual income was 0.54% for the nine-month period ended September 30, 2013, compared to 0.87% for the nine-month period ended September 30, 2012.

Interest expense decreased $1.9 million to $3.5 million for the nine-month period ended September 30, 2013 from $5.4 million for the nine-month period ended September 30, 2012. The decrease was primarily due to a shift in our funding mix from borrowings toward lower cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 85 basis points to 0.87% for the nine-month period ended September 30, 2013, from 1.72% for the same period in 2012.

The weighted average interest rate, excluding transaction costs, on borrowings was 3.20% for the nine-month period ended September 30, 2013, compared to 4.81% for the same period in 2012, primarily due to a shift in mix to variable-rate debt as the term securitization borrowings were repaid, combined with lower interest rates. The average balance for our variable-rate debt was $4.1 million for the nine months ended September 30, 2013, compared to $39.7 million for the nine months ended September 30, 2012. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 3.20% for the nine-month period ended September 30, 2013, compared to 4.73% for the same period in 2012. For the nine months ended September 30, 2013, there were no term securitization borrowings outstanding, compared to $20.4 million term securitization borrowings outstanding at a weighted average coupon of 4.97% for the same period in 2012.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market and from other financial institutions on a direct basis. At September 30, 2013, brokered certificates of deposit represented approximately 66% of total deposits, while approximately 34% of total deposits were obtained from direct channels. Interest expense on deposits was $3.1 million, or 0.94% as an annualized percentage of average deposits, for the nine-month period ended September 30, 2013. The average balance of deposits was $432.4 million for the nine-month period ended September 30, 2013. Interest expense on deposits was $2.5 million, or 1.26% as an annualized percentage of average deposits, for the nine-month period ended September 30, 2012. The average balance of deposits was $267.9 million for nine-month period ended September 30, 2012.

Insurance income. Insurance income increased $0.5 million to $3.6 million for the nine-month period ended September 30, 2013 from $3.1 million for the nine-month period ended September 30, 2012, primarily due to higher billings from higher total finance receivables.

Other income. Other income increased to $1.2 million for the nine-month period ended September 30, 2013 from $1.1 million for the nine-month period ended September 30, 2012. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $0.8 million, or 4.3%, to $19.5 million for the nine months ended September 30, 2013 from $18.7 million for the same period in 2012. The increase was primarily due to increased headcount, partially offset by a decrease in stock-based compensation expense due to a reduction in the number of unvested awards outstanding. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.92% for the nine-month period ended September 30, 2013 compared with 5.94% for the same period in 2012.

Total personnel increased to 276 at September 30, 2013 from 258 at September 30, 2012, primarily due to increased staffing levels in the credit, marketing and collection teams.

General and administrative expense. General and administrative expense increased $0.7 million, or 6.9%, to $10.9 million for the nine months ended September 30, 2013 from $10.2 million for the same period in 2012. The increase was primarily due to portfolio growth and the impact of increased marketing and strategic initiatives. General and administrative expense as an annualized percentage of average total finance receivables was 2.75% for the nine-month period ended September 30, 2013, compared to 3.24% for the nine-month period ended September 30, 2012. Selected major components of general and administrative expense for the nine-month period ended September 30, 2013 included $2.0 million of premises and occupancy expense, $0.9 million of audit and tax compliance expense, $1.1 million of data processing expense and $0.7 million of marketing expense. In comparison, selected major components of general and administrative expense for the nine-month period ended September 30, 2012 included $2.0 million of premises and occupancy expense, $1.0 million of audit and tax compliance expense, $0.9 million of data processing expense and $0.5 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.8 million for the nine months ended September 30, 2013, compared to $0.6 million for the same period in 2012.

Provision for credit losses. The provision for credit losses increased $2.9 million, or 82.9%, to $6.4 million for the nine-month period ended September 30, 2013 from $3.5 million for the same period in 2012, primarily due to the impact of portfolio growth, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. These factors affect the provision for credit losses because they impact both net charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $5.8 million for the nine-month period ended September 30, 2013, compared to $3.3 million for the same period in 2012. The increase in net charge-offs was primarily due to portfolio growth, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.45% during the nine-month period ended September 30, 2013, from 1.05% for the same period in 2012. The allowance for credit losses increased to approximately $7.1 million at September 30, 2013, an increase of $0.6 million from $6.5 million at December 31, 2012.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $7.7 million was recorded for the nine-month period ended September 30, 2013, compared to an expense of $5.1 million for the same period in 2012. The change is primarily attributable to the change in pretax income recorded for the nine-month period ended September 30, 2013. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 37.5% for the nine-month period ended September 30, 2013, compared to 38.7% for the nine-month period ended September 30, 2012. The change in effective tax rate is primarily due to an adjustment of approximately $0.1 million related to interest receivable on the 2006 through 2009 amended tax returns, combined with an increase in tax exempt interest on municipal leases and changes in the mix of projected pretax book income across the jurisdictions and entities.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $73.4 million, or 14.6%, to $576.4 million at September 30, 2013 from $503.0 million at December 31, 2012. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for the borrowing facility as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three- and nine-month periods ended September 30, 2013 and September 30, 2012, and the year ended December 31, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2013	2012	2012
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$6,919	$5,197	$6,488	$5,353	$5,353

Charge-offs	(2,688)	(1,429)	(7,108)	(4,571)	(6,358)
Recoveries	541	426	1,335	1,280	1,573

Net charge-offs	(2,147)	(1,003)	(5,773)	(3,291)	(4,785)

Provision for credit losses	2,303	1,414	6,360	3,546	5,920

Allowance for credit losses, end of period(1)	$7,075	$5,608	$7,075	$5,608	$6,488

Annualized net charge-offs to average total finance receivables(2)	1.55%	0.89%	1.45%	1.05%	1.11%
Allowance for credit losses to total finance receivables, end of period (2)	1.23%	1.20%	1.23%	1.20%	1.30%
Average total finance receivables (2)	$555,422	$448,691	$529,578	$419,031	$432,829
Total finance receivables, end of period (2)	$573,325	$468,722	$573,325	$468,722	$500,203
Delinquencies greater than 60 days past due	$2,941	$2,173	$2,941	$2,173	$2,444
Delinquencies greater than 60 days past due (3)	0.45%	0.40%	0.45%	0.40%	0.42%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	240.56%	258.08%	240.56%	258.08%	265.47%
Non-accrual leases and loans, end of period	$1,697	$989	$1,697	$989	$1,395
Renegotiated leases and loans, end of period	$867	$704	$867	$704	$862
Accruing leases and loans past due
90 days or more	$—	$—	$—	$—	$—
Interest income included on non-accrual leases and loans(4)	$23	$14	$111	$65	$122
Interest income excluded on non-accrual leases and loans(5)	$21	$12	$28	$14	$21

(1)	At September 30, 2013, December 31, 2012 and September 30, 2012, there was no allowance for credit losses allocated to loans.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.
(4)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.
(5)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

Net charge-offs for the three months ended September 30, 2013 were $2.1 million (1.55% of average total finance receivables on an annualized basis), compared to $2.1 million (1.55% of average total finance receivables on an annualized basis) for the three months ended June 30, 2013 and $1.0 million (0.89% of average total finance receivables on an annualized basis) for the three months ended September 30, 2012. Approximately 75% of the increase from the second quarter of 2012 was due to a higher charge-off rate as a percentage of average total finance receivables, and approximately 25% of the increase was related to the growth in average total finance receivables. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

Net charge-offs for the nine-month period ended September 30, 2013 were $5.8 million (1.45% of average total finance receivables on an annualized basis), compared to $3.3 million (1.05% of average total finance receivables on an annualized basis) for the nine-month period ended September 30, 2012. Approximately 60% of the increase from the second quarter of 2012 was due to a higher charge-off rate as a percentage of average total finance receivables, and approximately 40% of the increase was related to the growth in average total finance receivables. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as discussed above.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.45% at September 30, 2013 and 0.42% at December 31, 2012, compared to 0.40% at September 30, 2012. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of September 30, 2013, approximately 68% of our leases were one dollar purchase option leases, 31% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of September 30, 2013, there were $28.9 million of residual assets retained on our Consolidated Balance Sheet, of which $23.0 million, or 79.6%, were related to copiers. As of December 31, 2012, there were $29.9 million of residual assets retained on our Consolidated Balance Sheet, of which $23.8 million, or 79.6%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of September 30, 2013 and December 31, 2012, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.7 million and $0.8 million of net residual income for the three-month periods ended September 30, 2013 and September 30, 2012, respectively. Fee income included approximately $2.1 million and $2.7 million of net residual income for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.2 million and $1.6 million for the three-month periods ended September 30, 2013 and September 30, 2012, respectively. Renewal income net of depreciation totaled approximately $3.9 million and $5.2 million for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively. The decline in residual income was primarily due to fewer leases reaching the end of their original contractual terms, as a result of the lower originations during the 2008 to 2010 timeframe.

For the three months ended September 30, 2013, the net loss on residual values disposed at end of term totaled $0.5 million, compared to a net loss of $0.8 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the net loss on residual values disposed at end of term totaled $1.8 million, compared to a net loss of $2.4 million for the nine months ended September 30, 2012. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the nine-month periods ended September 30, 2013 and September 30, 2012, respectively.

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

As previously disclosed, the Company declared a dividend of $0.11 per share on July 30, 2013. The quarterly dividend was paid on August 21, 2013 to shareholders of record on the close of business on August 9, 2013, which resulted in a dividend payment of approximately $1.4 million. It represented the Company’s eighth consecutive quarterly cash dividend.

As previously disclosed, in addition to the Company’s regular quarterly dividend, the Company’s Board of Directors declared a special cash dividend of $2.00 per share on September 4, 2013. The special dividend was paid on September 26, 2013 to shareholders of record on the close of business on September 16, 2013, which resulted in a dividend payment of approximately $26.0 million. The Company’s Board of Directors does not expect the special dividend to affect the payment of the regular quarterly dividends, which remain subject to Board approval.

At September 30, 2013, we had approximately $85.0 million of available borrowing capacity in addition to available cash and cash equivalents of $75.8 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 2.98 to 1 at September 30, 2013 and 2.26 to 1 at December 31, 2012.

Net cash used in investing activities was $80.6 million for the nine-month period ended September 30, 2013, compared to net cash used in investing activities of $72.9 million for the nine-month period ended September 30, 2012. Investing activities primarily relate to leasing activities.

Net cash provided by financing activities was $55.3 million for the nine-month period ended September 30, 2013, compared to net cash provided by financing activities of $81.4 million for the nine-month period ended September 30, 2012. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $36.1 million for the nine-month period ended September 30, 2013, compared to net cash provided by operating activities of $19.3 million for the nine-month period ended September 30, 2012.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from certificates of deposit issued through brokers and direct deposit sources to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using certificates of deposit issued through MBB and, to a much lesser extent, advances under our long-term bank facility. Total cash and cash equivalents available as of September 30, 2013 totaled $75.8 million, compared to $65.0 million at December 31, 2012.

Restricted Interest-earning Deposits with Banks. As of September 30, 2013, we also had $1.6 million of cash that was classified as restricted interest-earning deposits with banks, compared to $3.5 million at December 31, 2012. Restricted interest-earning deposits with banks consist primarily of trust accounts related to our secured debt facility. The decline in these balances in 2013 was generally due to the repayment of our borrowings.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at September 30, 2013. Our aggregate outstanding secured borrowings totaled $15.5 million at December 31, 2012. Borrowings outstanding consist of the following:

	For the Nine Months Ended September 30, 2013				As of September 30, 2013
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate (2)	Amount Outstanding	Weighted Average Rate (2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$10,000	$—	$—	—%	$—	—%	$10,000
Long-term loan facilities	75,000	11,447	4,111	3.20%	—	—%	75,000

	$85,000		$4,111	3.20%	$—	—%	$85,000

(1)	Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2013, MBB had $22.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.
(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $10.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $22.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $26.7 million of net investment in leases pledged at September 30, 2013.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. As previously disclosed, on June 26, 2012, certain provisions of the facility were amended and its maturity date was extended from October 9, 2012 to October 9, 2015. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility. However, there is no amount outstanding under the facility at September 30, 2013.

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

Some of the critical financial and credit quality covenants under our borrowing arrangement as of September 30, 2013 include:

	Actual(1)	Requirement
Debt-to-equity ratio maximum	2.98 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0 to 1	4.0 to 1
Maximum portfolio delinquency ratio	0.45%	3.50%
Maximum gross charge-off ratio	1.70%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the debt agreement, which may differ from ratios or amounts presented elsewhere in this document.

As of September 30, 2013, the Company was in compliance with the provisions of its secured borrowing arrangement.

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

At September 30, 2013, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 14.81%, 15.59% and 16.83%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively. At September 30, 2013, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 23.20%, 26.27% and 27.43%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at September 30, 2013 was $85.9 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. In March 2011, following the expiration of MBB’s three-year de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth. In February 2012, the Company provided MBB with an additional capital contribution of $10.0 million for growth. In January 2013, the Company provided MBB with $5.0 million of additional capital to support future growth.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to September 30, 2013

The Company declared a dividend of $0.11 per share on November 6, 2013. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.4 million, is scheduled to be paid on December 2, 2013 to shareholders of record on the close of business on November 18, 2013. It represents the Company’s ninth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

As previously disclosed in the Company’s Form 8-K filed on November 6, 2013, the Chief Operating Officer of the Company is retiring from his role. In connection with his retirement his employment agreement with the Company was amended. Pursuant to the amended employment agreement, the retirement will be treated as a termination “without cause” or a resignation “for good reason” for purposes of determining the severance benefits payable. The Company anticipates a fourth quarter 2013 after-tax charge of approximately $1.3 million due to the amended employment agreement related to his departure.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of September 30, 2013 were as follows:

	Contractual Obligations as of September 30, 2013
Period Ending December 31,	Deposits	Contractual Interest Payments(1)	Operating Leases	Leased Facilities	Capital Leases	Total
	(Dollars in thousands)
2013	$51,812	$865	$1	$357	$52	$53,087
2014	188,487	2,622	4	1,340	208	192,661
2015	136,188	1,525	—	1,229	133	139,075
2016	55,372	747	—	1,246	133	57,498
2017	38,867	253	—	1,262	100	40,482
Thereafter	6,697	33	—	3,051	—	9,781

Total	$477,423	$6,045	$5	$8,485	$626	$492,584

(1)	Includes interest on deposits and borrowings. Interest on the variable-rate long-term loan facility is assumed at the September 30, 2013 rate for the remaining term.

There were no off-balance sheet arrangements requiring disclosure at September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. During the three-month period ended September 30, 2013, the Company did not repurchase any shares of its common stock in the open market.

In addition to the repurchases described above, pursuant to the 2003 Equity Plan, participants may have shares withheld to cover income taxes. There were 3,447 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended September 30, 2013, at an average cost of $22.52 per share. At September  30, 2013, the Company had $5.1 million remaining in its stock repurchase plan authorized by the Board of Directors.

Item  3. Defaults Upon Senior Securities

None.

Item  4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

10.1(3)†	Amendment 2013-1 dated as of November 6, 2013 to the Employment Agreement between George D. Pelose and the Registrant.

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

†	Management contract or compensatory plan or arrangement.
(1)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003 and incorporated by reference herein.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated November 6, 2013 and filed on November 6, 2013, and incorporated by reference herein.

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

Date: November 7, 2013