Form 10-K
period 2013-12-31
MARLIN BUSINESS SERVICES CORP
filed 2014-03-10
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ Global Select Market was approximately $189,321,824 as of June 30, 2013. Shares of common stock held by each executive officer and director and persons known to us who beneficially own 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 25, 2014 was 13,056,538 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a nationwide provider of equipment financing solutions primarily to small and mid-sized businesses. We finance over 100 categories of common-use commercial equipment important to the typical small and mid-sized business customer, including copiers, computers and software, security systems, telecommunications equipment and certain commercial and industrial equipment. Our average original lease transaction was approximately $13,000 at December 31, 2013, and we typically do not exceed $250,000 for any single lease transaction. This under $250,000 segment of the equipment leasing market is commonly known in the industry as the small-ticket segment. We access our end user customers primarily through origination sources comprised of our existing network of over 11,900 independent commercial equipment dealers, various national account programs and, to a much lesser extent, through direct solicitation of our end user customers and through relationships with select lease brokers. We use both a highly efficient telephonic direct sales model and, for strategic larger accounts, outside sales executives to market to our origination sources. Through these origination sources, we are able to deliver convenient and flexible equipment financing to our end user customers. Our typical financing transaction involves a non-cancelable, full-payout lease with payments sufficient to recover the purchase price of the underlying equipment plus an expected profit. As of December 31, 2013, we serviced approximately 75,000 active equipment leases having a total original equipment cost of $973.5 million for approximately 63,000 small and mid-sized business customers.

The small-ticket equipment leasing market is highly fragmented. We estimate that there are more than 100,000 independent commercial equipment dealers who sell the types of equipment we finance. We focus primarily on the segment of the market comprised of the small and mid-size independent equipment dealers. We believe this segment is underserved because: (1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to equipment manufacturers and larger distributors, rather than to independent equipment dealers; and (2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service these equipment dealers on high volume, low-balance transactions. We focus on establishing our relationships with independent equipment dealers to meet their need for high-quality, convenient point-of-sale lease financing programs. We have the capabilities and expertise to service large national accounts through our National Accounts Finance Group which provides dedicated resources focused on exemplary service levels for select national accounts. We provide equipment dealers with the ability to offer our lease financing and related services to their customers as an integrated part of their selling process, providing them with the opportunity to increase their sales and provide better customer service. We believe our personalized service approach appeals to the independent equipment dealer by providing each dealer with a single point of contact to access our flexible lease programs, obtain rapid credit decisions and receive prompt payment of the equipment cost. Our fully integrated account origination platform enables us to solicit, process and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2013, we have processed approximately 858,000 lease applications and originated over 360,000 new leases.

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

Competitive Strengths

We believe several characteristics may distinguish us from our competitors, including the following:

Multiple Sales Origination Channels. We use multiple sales origination channels to penetrate effectively the highly diversified and fragmented small-ticket equipment leasing market. Our direct origination channels, which account for approximately 94% of the active lease contracts in our portfolio, involve: (1) establishing relationships with independent equipment dealers; (2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and (3) soliciting our existing end user customer base for repeat business. Our indirect origination channels account for approximately 6% of the active lease contracts in our portfolio and consist of our relationships with brokers and certain equipment dealers who refer transactions to us for a fee or sell leases to us that they originate. Indirect business represented 5% of 2013 originations, while direct business represented 95%.

Highly Effective Account Origination Platform. Our telephonic direct marketing platform and our strategic use of outside sales account executives offer origination sources a high level of personalized service through our team of 124 sales account executives, each of whom acts as the single point of contact for his or her origination sources. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

Comprehensive Credit Process. We seek to manage credit risk effectively at the origination source as well as at the transaction and portfolio levels. Our comprehensive credit process starts with the qualification and ongoing review of our origination sources. Once the origination source is approved, our credit process focuses on analyzing and underwriting the end user customer and the specific financing transaction, regardless of whether the transaction was originated through our direct or indirect origination channels. Our underwriting process involves the use of our customized acquisition scorecards along with detailed rules-based analysis conducted by our team of seasoned credit analysts.

Portfolio Diversification. As of December 31, 2013, no single end user customer accounted for more than 0.10% of our portfolio balance and leases from our largest origination source accounted for only 1.42% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (12%) and Texas (9%).

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

Access to Multiple Funding Sources. We have established and maintained diversified funding sources, with a facility sponsored by a national credit provider and with our wholly-owned subsidiary, MBB. MBB currently is our primary funding source through the issuance of FDIC-insured certificates of deposit raised nationally through various deposit brokers and direct deposit relationships. Our proven ability to access funding consistently at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business. (See Liquidity and Capital Resources in Item 7).

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

Of our 285 total employees as of December 31, 2013, we employed 124 sales account executives, each of whom receives a base salary and earns commissions based on his or her lease and loan originations. We also have six employees dedicated to marketing as of December 31, 2013.

Sales Origination Channels. We primarily use direct sales origination channels to penetrate effectively a multitude of origination sources in the highly diversified and fragmented small-ticket equipment leasing market. All inside sales account executives use our telephonic direct marketing sales model to solicit these origination sources and end user customers.

Direct Channels. Our direct sales origination channels, which account for approximately 94% of the active lease contracts in our portfolio, involve:

•	Independent Equipment Dealer Solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $10.0 million in annual revenues and fewer than 40 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

•	Major and National Accounts. This channel focuses on two specific areas of development: (i) national equipment manufacturers and distributors, where we seek to leverage their endorsements to become the preferred lease financing source for their independent dealers, and (ii) major accounts (larger independent dealers, distributors and manufacturers) with a consistent flow of business that need a specialized marketing and sales platform to convert more sales using a leasing option.

•	End User Customer Solicitations. This channel focuses primarily on soliciting our existing portfolio of approximately 63,000 end user customers for additional equipment leasing or financing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including (i) retained credit information; (ii) consistent payment histories; and (iii) a demonstrated propensity to finance their equipment.

Indirect Channels. Our indirect origination channels account for approximately 6% of the active lease contracts in our portfolio and consist of our relationships with lease brokers and certain equipment dealers who refer end user customer transactions to us for a fee or sell us leases that they originated with end user customers.

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

Product Offerings

Equipment Leases. The types of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. Our leases provide for non-cancelable rental payments due during the initial lease term. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 60 months. At December 31, 2013, the average original term of the leases in our portfolio was approximately 46 months, and we had personal guarantees on approximately 29% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

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

Property Insurance on Leased Equipment. Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as a loss payee under that policy. At December 31, 2013, approximately 53% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third-party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

In May 2000, we established AssuranceOne, our Bermuda-based, wholly-owned captive insurance subsidiary, to enter into a reinsurance contract with the issuer of the master property insurance policy. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less claims, premium tax and a ceding fee based on a percentage of annual net premiums written. The reinsurance contract is scheduled to expire in May 2015. On January 27, 2010, pursuant to an application filed with the Bermuda Monetary Authority, AssuranceOne changed from a Class 1 insurer to a Class 3 insurer under the Bermuda Insurance Act of 1978, as amended. As a Class 3 insurer, AssuranceOne is permitted to collect up to 50% of its premiums in connection with insurance coverage on equipment unrelated to the Company, meaning that, through AssuranceOne, we may offer an insurance product to cover equipment not otherwise financed through the Company. During the year ended December 31, 2013, income recognized in connection with our insurance product covering equipment not financed through the Company comprised approximately $0.2 million of our total insurance income of $4.9 million.

Portfolio Overview

At December 31, 2013, we had approximately 75,000 active leases in our portfolio, representing aggregate minimum lease payments receivable of $682.1 million. With respect to our portfolio at December 31, 2013:

•	the average original lease transaction was approximately $13,000, with an average remaining balance of approximately $9,100;

•	the average original lease term was approximately 46 months;

•	our active leases were spread among approximately 63,000 different end user customers, with the largest single end user customer accounting for only 0.10% of the aggregate minimum lease payments receivable;

•	over 79.3% of the aggregate minimum lease payments receivable were with end user customers who had been in business for more than five years;

•	the portfolio was spread among 12,181 origination sources, with the largest source accounting for only 1.42% of the aggregate minimum lease payments receivable, and our 10 largest origination sources accounting for only 8.9% of the aggregate minimum lease payments receivable;

•	there were over 100 different equipment categories financed, with the largest categories set forth as follows, as a percentage of the December 31, 2013 aggregate minimum lease payments receivable:

Equipment Category	Percentage
Copiers	29.12%
Commercial & Industrial	4.69%
Computer software	4.66%
Telecommunications Equipment	4.25%
Computers	3.83%
Restaurant	3.66%
Closed Circuit TV security systems	3.55%
Security systems	2.30%
Dental Implant Systems	2.24%
Cash registers	2.22%
Dishmachines	2.13%
All others (none more than 2.13%)	37.35%

•	we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2013 aggregate minimum lease payments receivable:

State	Percentage
California	11.64%
Texas	9.00%
Florida	8.55%
New York	8.54%
New Jersey	6.28%
Pennsylvania	4.89%
Georgia	4.61%
North Carolina	3.23%
Illinois	3.12%
Massachusetts	2.84%
Maryland	2.57%
Virginia	2.48%
All others (none more than 2.48%)	32.25%

Information Management

A critical element of our business operations is our ability to collect detailed information on our origination sources and end user customers at all stages of a financing transaction and to manage that information effectively so that it can be used across all aspects of our business. Our information management system integrates a number of technologies to optimize our sales origination, credit, collection and account servicing functions. Applications used across our business include:

•	a customer relationship management system that: (1) summarizes vital information on our prospects, origination sources, competitors and end user customers compiled from third-party data, trade associations, manufacturers, transaction information and data collected through the sales solicitation process; and (2) produces detailed reports using a variety of data fields to evaluate the performance and effectiveness of our sales account executives;

•	a call management reporting system that systematically analyzes call activity patterns to improve inbound and outbound calling campaigns for originations, collections and customer service;

•	a credit performance database that stores extensive portfolio performance data on our origination sources and end user customers. Our credit staff has on-line access to this information to monitor origination sources, end user customer exposure, portfolio concentrations and trends and other credit performance indicators;

•	an originations processing system that allows the organization to:

•	manage departmental tasks attributed to the full life cycle of an application;

•	automatically aggregate credit attributes from third party data sources; and

•	automatically approve and reject applications which qualify under certain guidelines.

•	predictive auto dialer technology that is used primarily in the collection processes to improve the efficiencies by which these groups make their thousands of daily phone calls;

•	imaging technology that enables our employees to retrieve at their desktops all documents evidencing a lease transaction, thereby further improving our operating efficiencies and service levels;

•	an integrated voice response unit that enables our end user customers the opportunity to obtain quickly and efficiently certain information from us about their accounts; and

•	a web-based, hosted transactional system for our dealer and end user community that provides several business critical functions including:

•	application entry and tracking;

•	real-time notification for application approvals;

•	portfolio management;

•	on-line retrieval of the approval package;

•	operational metrics; and

•	invoice presentment and bill payment.

Our information technology platform infrastructure is industry standard and fully scalable to support future growth. Our systems are backed up to an off-site storage provider after each business day. In addition, we have contracted with a third party for disaster recovery services.

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Credit analysts are located in our New Jersey corporate office and at MBB’s office in Salt Lake City, Utah. At December 31, 2013 we had a total of 16 credit analysts, each with an average of approximately 10 years of experience. Each credit analyst’s performance is measured monthly against a discrete set of performance variables, including decision turnaround time, performance metrics and adherence to our underwriting policies and procedures.

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

End User Customer Review. Each end user customer’s application is reviewed using our customized acquisition scorecards along with our rules-based set of underwriting guidelines that focus on predictive commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on proven best practices and its experience in extending credit to small and mid-sized businesses. The guidelines are reviewed and revised as necessary by our Credit Committee, which is comprised of our Chief Executive Officer, Vice President of Servicing, President of MBB and Chief Lending Officer of MBB. Our underwriting guidelines require a thorough credit investigation of the end user customer. The guidelines may also include an analysis of the personal credit of the owner, who may guarantee the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

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

In most instances after a lease is approved, a phone verification with the end user customer is performed by us prior to funding the transaction. The purpose of this call is to review the terms and conditions of the lease contract, confirm the customer’s satisfaction with the equipment and obtain additional billing information. We will delay paying the origination source for the equipment if the credit operations analyst uncovers any material issues during the phone verification.

Since mid-2009, we have been using proprietary, customized acquisition scorecards for use in our credit decisioning process based on our database of historical information. The scorecards are tested and validated on an ongoing basis by credit and non-credit subject matter experts both inside and outside the organization. The scorecards’ key attributes and mathematical computations are periodically modified. The scorecards enable us to increase efficiencies and consistency in the credit decisioning process. In 2013, approximately 41% of credit decisions made on new applications have been made using the scorecards.

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

Our internal credit surveillance and internal audit teams are responsible for monitoring to ensure that the credit department adheres to all underwriting guidelines. The examinations conducted by these departments are designed to monitor our origination sources, the appropriateness of exceptions to our underwriting guidelines and documentation quality. Management reports are regularly generated by these department detailing the results of these surveillance and audit activities.

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

Since its opening on March 12, 2008, MBB has been operating in accordance with the agreement entered into with the FDIC on March 20, 2007 (the “FDIC Agreement”) and in accordance with certain requirements and conditions applicable during its three-year de novo period, as well as requirements and conditions applicable thereafter. MBB’s three-year de novo period expired on March 12, 2011, as did certain of the requirements and conditions that were applicable solely during such period.

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

Capital Adequacy. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% out of the total capital (6% to be well-capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“Tier 1 Capital”). The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for credit losses on loans and leases, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities. At December 31, 2013, the Company’s Tier 1 Capital and total capital ratios were 25.90% and 27.15%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of Tier 1 Capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. MBB is subject to similar capital standards promulgated by the Federal Reserve Board. At December 31, 2013, the Company’s leverage ratio was 23.46%.

On July 2, 2013, the Federal Reserve Board approved a final rule to help ensure banking organizations maintain strong capital positions that will enable them to continue lending to creditworthy households and businesses even after unforeseen losses and during severe economic downturns. The final rule minimizes the burden on smaller, less complex financial institutions. It establishes an integrated regulatory capital framework that addresses shortcomings in capital requirements, particularly for larger, internationally active banking organizations, that became apparent during the recent financial crisis. The rule will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The final rule will be effective January 1, 2014 and phased in over a multiple year period, becoming fully effective on January 1, 2019.

Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Among other things, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and an additional common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. In addition, banks and bank holding companies are required to have a tier 1 leverage ratio of 4.0%, a tier 1 risk-based ratio of 6% and a total risk-based ratio of 8%. In addition, for the largest, most internationally active banking organizations, the final rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. The rule establishes new criteria for instruments that will qualify as common equity tier 1 capital, additional tier 1 capital, or tier 2 capital; adjusts thresholds for the prompt corrective action capital categories and adds in the common equity tier 1 capital ratio to the prompt corrective action thresholds; places limits on distributions or discretionary bonus payments based on the size of the financial institution’s capital conservation buffer and retained income; and establishes revised risk weights and credit conversion factors for certain loans and equity exposures.

The final rule also affects the methodology for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified recently, by applying a variation of the Basel III “standardized approach” for the risk-weighting of bank assets and off-balance sheet exposures to all U.S. banking organizations other than large intentionally active banks. While we cannot calculate the precise impact of the final capital rules on our business and financial condition at this time, we generally expect that the final rules will increase our regulatory capital requirements and will require us to hold more capital against certain of our assets and balance sheet exposures.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. MBB’s Tier 1 Capital balance was $95.5 million at December 31, 2013, resulting in a Tier 1 leverage ratio, a Tier 1 risk-based capital ratio and a total risk-based capital ratio of 15.70%, 16.38% and 17.63%, respectively, which exceeded the regulatory requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 17.63% at December 31, 2013 exceeded the threshold for well-capitalized status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

The federal banking agencies’ final regulatory capital rules, discussed above, also modify the above prompt corrective action requirements to add a common equity tier 1 risk-based ratio requirement, and increase certain other capital requirements for the various prompt corrective action thresholds. For example, the requirements for a bank to be considered well-capitalized under the rules are a 5.0% tier 1 leverage ratio, a 6.5% common equity tier 1 risk-based ratio, an 8.0% tier 1 risk-based capital ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0% and 8.0%, respectively. These changes take effect on January 1, 2014.

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

Employees

As of December 31, 2013, we employed 285 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

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

If we cannot obtain deposits or financing, we may be unable to fund our operations. Our business requires a substantial amount of cash to operate. Our cash requirements will increase if our lease originations increase. We obtain a substantial amount of the cash required for operations through a variety of external funding sources, such as certificates of deposit raised by MBB and, to a lesser extent, borrowings under a long-term loan facility. A failure to access the certificate of deposit market, to renew and increase the funding availability under our existing facility or to add new funding facilities could affect our ability to fund and originate new leases.

Our ability to obtain continued access to the certificate of deposit market or to obtain a renewal of our lender’s commitment and new funding facilities is affected by a number of factors, including:

•	conditions in the market for FDIC-insured certificates of deposit;

•	restrictions and costs associated with banking industry regulation which could negatively impact MBB;

•	conditions in the long-term lending markets;

•	compliance of our leases with the eligibility requirements established in connection with our long-term loan facility, including the level of lease delinquencies and default, and

•	our ability to service the leases.

We are and will continue to be dependent upon these funding sources to continue to originate leases and to satisfy our other working capital needs. We may be unable to obtain additional financing on acceptable terms, or at all, as a result of prevailing interest rates or other factors at the time, including the presence of covenants or other restrictions under existing financing arrangements. If any or all of our funding sources become unavailable on acceptable terms or at all, we may not have access to the financing necessary to conduct our business, which would limit our ability to fund our operations. Our long-term loan facility matures on October 9, 2015. As a result, we may be unable to continue to access this facility after those dates. (See Liquidity and Capital Resources in Item 7). In the event we seek to obtain equity financing, our shareholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue such securities.

Our financing sources impose covenants, restrictions and default provisions on us, which could lead to termination of our financing facility, acceleration of amounts outstanding under our financing facility and our removal as servicer. The legal agreement relating to our long-term loan facility contains numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement, an interest coverage test and a maximum debt to equity ratio. On November 6, 2013, the Company announced the retirement of George D. Pelose from his role as Chief Operating

Officer, effective between January 15, 2014 and March 31, 2014, and announced that Mr. Pelose’s duties would be split between Daniel P. Dyer, the Company’s Chief Executive Officer, and Edward R. Dietz, the Company’s Senior Vice President of Administration and General Counsel. Mr. Pelose retired on March 5, 2014. We do not expect the change to have any material adverse effect on our financing arrangement with Wells Fargo Capital Finance, because, as noted above, Mr. Pelose, has been replaced by persons with skills and experience appropriate for performing his former duties. A change in the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer is an event of default under our long-term loan facility with Wells Fargo Capital Finance, unless we hire a replacement with skills and experience appropriate for performing the duties of the applicable positions within 120 days.

A merger or consolidation with another company in which we are not the surviving entity, likewise, is an event of default under our financing facility. The Company’s long-term loan facility contains acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, “if a material adverse change occurs”). An event of default under the long-term loan facility could result in termination of further funds being made available. An event of default under our facility could result in an acceleration of amounts outstanding under the facility, foreclosure on all or a portion of the leases financed by the facility and/or our removal as a servicer of the leases financed by the facility. This would reduce our revenues from servicing and, by delaying any cash payment allowed to us under the financing facility until the lender has been paid in full, reduce our liquidity and cash flow.

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

An increase in delinquencies or lease defaults could restrict our access to funding and could adversely affect our earnings. Defaulted leases and certain delinquent leases also do not qualify as collateral against which initial advances may be made under our funding facility. In addition, increasing rates of delinquencies or charge-offs could result in adverse changes in the structure and/or our cost of future financing. Any of these occurrences may cause us to experience reduced earnings.

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

We may be required to raise additional capital in the future, but that capital may not be available when it is needed. We are required by regulatory authorities to maintain adequate levels of capital to support our operations. The Dodd-Frank Act sets a statutory floor for risk-based and leverage capital standards, and U.S. regulatory capital rules broadly establish minimum regulatory capital requirements. See “Supervision and Regulation—Capital Adequacy” above. We may at some point need to raise additional capital to support our operations. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, we may become subject to adverse regulatory actions or restrictions, and limitations on growth of our operations. In addition, if we decide to raise additional equity capital, our shareholders’ interests in us could be diluted.

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

The Dodd-Frank Act adds sweeping deposit insurance provisions. Deposit insurance assessments are now based upon a bank’s average consolidated total assets minus its average tangible equity, rather than upon its deposit base. The changes also make the $250,000 deposit insurance limit permanent, and expand the FDIC’s authority to raise insurance premiums by setting a target ratio as high as the FDIC determines to be appropriate. The Dodd-Frank Act also restricts proprietary trading and the derivatives activities of banks and their affiliates.

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

On October 19, 2010, the FDIC further addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35% (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. Current assessment rates will remain in effect until such time as the industry’s reserve ratio reaches 1.15%.

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

If interest rates change significantly, we may be subject to higher interest costs with respect to our funding sources, which may cause us to suffer material losses. Because we use bank deposits and a long-term loan facility to fund our leases, our margins could be reduced by an increase in interest rates. Each of our leases is structured so that the sum of all scheduled lease payments will equal the cost of the equipment to us, less the residual, plus a return on the amount of our investment. This return is known as the yield. The yield on our leases is fixed because the scheduled payments are fixed at the time of lease origination. When we originate or acquire leases, we base our pricing in part on the spread we expect to achieve between the yield on each lease and the effective interest rate we expect to pay when we finance the lease. To the extent that a lease is financed with variable-rate funding, increases in interest rates during the term of a lease could narrow or eliminate the spread, or result in a negative spread. A negative spread is an interest cost greater than the yield on the lease. Our funding facility has a variable rate based on the London Interbank Offered Rate (“LIBOR”). As a result, because our assets have a fixed interest rate, increases in LIBOR would negatively impact our earnings. If interest rates increase faster than we are able to adjust the pricing under our new leases, our net interest margin would be reduced. In addition, with respect to our fixed-rate deposits and borrowings, increases in interest rates could have the effect of increasing our costs on future transactions.

The departure of any of our key management personnel or our inability to hire suitable replacements for our management may result in defaults under our financing facility, which could restrict our ability to access funding and operate our business effectively. Our future success depends to a significant extent on the continued service of our senior management team. On November 6, 2013, the Company announced the retirement of George D. Pelose from his role as Chief Operating Officer, effective between January 15, 2014 and March 31, 2014, and announced that Mr. Pelose’s duties would be split between Daniel P. Dyer, the Company’s Chief Executive Officer, and Edward R. Dietz, the Company’s Senior Vice President of Administration and General Counsel. Mr. Pelose retired on March 5, 2014. We do not expect the change to have any material adverse effect on our financing arrangement with Wells Fargo Capital Finance, because, as noted above, Mr. Pelose, has been replaced by persons with skills and experience appropriate for performing his former duties. A change in the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer is an event of default under our long-term loan facility with Wells Fargo Capital Finance, unless we hire a replacement with skills and experience appropriate for performing the duties of the applicable positions within 120 days.

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

Future sales of our common stock by a certain large shareholder could adversely affect the market price of our common stock. A substantial number of shares of our common stock could be sold into the public market pursuant to a shelf registration statement on Form S-3 (No. 333-128329) that became effective on December 19, 2005. As of March 1, 2013, this large shareholder owned 2,309,934 shares of our common stock. The sale of all or a portion of these shares into the public market, or the perception that such a sale could occur, could adversely affect the market price of our common stock.

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

At December 31, 2013, we operated from five leased facilities including our executive office facility, a Philadelphia office facility, the branch offices and the headquarters of MBB. Our Mount Laurel, New Jersey executive offices are housed in a leased facility of approximately 50,000 square feet under a lease that expires in May 2020. We also lease 3,524 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in July 2014. In addition, we have a regional office in Johns Creek, Georgia (a suburb of Atlanta). Our Georgia office is 3,085 square feet and the lease expires in June 2019. The headquarters of MBB in Salt Lake City is 5,764 square feet and the lease expires in October 2014. We also lease 300 square feet for a sales office in Sherwood, Oregon. This lease commenced September 2010 and is on a month-to-month basis.

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

	2013			2012
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$23.58	$18.50	$0.10	$15.97	$12.66	$0.06
Second Quarter	$25.90	$20.63	$0.10	$16.39	$13.56	$0.06
Third Quarter	$26.83	$21.51	$2.11	$21.88	$14.74	$0.08
Fourth Quarter	$28.06	$22.65	$0.11	$22.59	$16.80	$0.08

Dividend Policy

As previously disclosed, on November 6, 2013, Marlin Business Services Corp. declared its ninth regular quarterly dividend. The dividend of $0.11 per share of common stock was paid on December 2, 2013 to holders of our common stock as of November 18, 2013.

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

Payment of future dividends will also depend upon our earnings, financial condition, capital requirements, cash flow, long-range plans and such other factors as our Board of Directors may deem relevant.

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

Number of Record Holders

There were 247 holders of record of our common stock at February 25, 2014. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

The Company did not repurchase any shares of its common stock during the fourth quarter of 2013.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 570 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended December 31, 2013, at an average cost of $25.45 per share.

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the SNL Specialty Lender Index for the period commencing on December 31, 2008 and ending on December 31, 2013. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2008 in each of the following: the Company’s common stock, the Russell 2000 Index and the SNL Specialty Lender Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Marlin Business Services Corp.	100.0	303.83	484.67	488.95	785.52	1084.60
Russell 2000	100.0	127.17	161.32	154.59	179.86	249.69
SNL Specialty Lender	100.0	164.15	201.85	211.72	276.00	415.57

Source : SNL Financial LC, Charlottesville, VA

© 2013

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years ended December 31, 2013 has been derived from the consolidated financial statements. The selected financial data should be read together with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per-share data)
Statement of Operations Data:
Interest and fee income	$77,075	$64,951	$56,523	$61,337	$83,444
Interest expense	4,545	6,882	11,416	15,613	27,338

Net interest and fee income	72,530	58,069	45,107	45,724	56,106
Provision for credit losses	9,617	5,920	4,134	9,438	27,189

Net interest and fee income after provision for credit losses	62,913	52,149	40,973	36,286	28,917
Loss on derivatives	(2)	(6)	(53)	(116)	(1,959)
Insurance and other income	6,600	5,970	5,704	5,401	6,855
Other expense:
Salaries and benefits	27,680	24,862	22,539	19,966	19,071
General and administrative	14,725	13,547	13,044	12,762	12,854
Financing related costs	1,106	850	719	680	505

Other expense	43,511	39,259	36,302	33,408	32,430

Income before income taxes	26,000	18,854	10,322	8,163	1,383
Income tax expense	9,769	7,157	4,147	2,495	347

Net income	$16,231	$11,697	$6,175	$5,668	$1,036

Basic earnings per share	$1.26	$0.92	$0.48	$0.44	$0.08
Diluted earnings per share	$1.25	$0.91	$0.48	$0.44	$0.08
Cash dividends declared per share	$2.42	$0.28	$0.06	$—	$—

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per-share data)
Operating Data:
Total number of finance receivables originated	25,712	24,557	18,102	12,407	9,763
Total finance receivables originated	$349,461	$322,198	$229,014	$134,030	$88,935
Average total finance receivables(1)	$540,717	$432,829	$358,326	$389,001	$558,311
Weighted average interest rate (implicit) on new finance receivables originated(2)	12.03%	12.85%	12.84%	14.47%	15.09%
Interest income as a percent of average total finance receivables(1)	11.78%	12.24%	12.36%	12.15%	11.83%
Interest expense as percent of average interest-bearing liabilities	0.99%	2.03%	4.20%	4.85%	5.40%

Portfolio Asset Quality Data:
Total finance receivables, end of period(1)	$595,253	$500,203	$385,984	$352,527	$450,595
Delinquencies greater than 60 days past due(3)	0.47%	0.42%	0.38%	0.90%	1.67%
Allowance for credit losses	$8,467	$6,488	$5,353	$7,718	$12,193
Allowance for credit losses to total finance receivables, end of period(1)	1.42%	1.30%	1.39%	2.19%	2.71%
Charge-offs, net	$7,638	$4,785	$6,499	$13,913	$30,279
Ratio of net charge-offs to average total finance receivables(1)	1.41%	1.11%	1.81%	3.58%	5.42%

Operating Ratios:
Efficiency ratio(4)	53.59%	59.98%	70.03%	64.02%	50.71%
Return on average total assets	2.45%	2.18%	1.31%	1.13%	0.15%
Return on average stockholders’ equity	9.31%	6.96%	3.81%	3.72%	0.70%

Balance Sheet Data:
Cash and cash equivalents	$85,653	$64,970	$42,285	$37,026	$37,057
Restricted interest-earning deposits with banks	$1,273	$3,520	$28,637	$47,107	$63,400
Net investment in leases and loans	$597,075	$503,017	$387,840	$351,569	$448,610
Total assets	$702,207	$602,348	$485,969	$468,062	$565,803
Deposits	$503,038	$378,188	$198,579	$92,919	$80,288
Short-term borrowings	$—	$—	$—	$—	$62,541
Long-term borrowings	$—	$15,514	$92,004	$178,650	$244,445
Total liabilities	$539,169	$428,098	$321,868	$308,059	$413,918
Total stockholders’ equity	$163,038	$174,250	$164,101	$160,003	$151,885

(1)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred, are excluded from total finance receivables.
(2)	Excludes initial direct costs and fees deferred.
(3)	Calculated as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(4)	Salaries, benefits, general and administrative expense divided by net interest and fee income, insurance and other income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2013, our lease portfolio consisted of approximately 75,000 accounts with an average original term of 46 months and average original transaction size of approximately $13,000.

We were founded in 1997. At December 31, 2013, we have $702.2 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $597.1 million at December 31, 2013.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the year ended December 31, 2013, our net credit losses were 1.41% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under generally accepted accounting principles in the United States (“U.S. GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 68% of our lease portfolio at December 31, 2013 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed-rate FDIC-insured certificates of deposit, raised nationally by MBB. The Company also maintains a variable-rate long-term loan facility.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations through the issuance of FDIC-insured certificates of deposit. We anticipate that FDIC-insured certificates of deposit issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of December 31, 2013 total MBB deposits were $503.0 million compared to $378.2 million at December 31, 2012. We had no outstanding secured borrowings as of December 31, 2013. Our aggregate outstanding secured borrowings amounted to $15.5 million at December 31, 2012.

Fixed rate leases not funded with deposits are financed with variable-rate debt. Therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous facilities, our current long-term loan facility does not require annual refinancing.

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active derivatives at December 31, 2013.

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

There were 231 shares of common stock repurchased by the Company pursuant to the above plan during the year ended December 31, 2013. As of December 31, 2013, the maximum approximate dollar value of shares that may yet be purchased under the stock repurchase plan is approximately $5.1 million.

In addition to the repurchases described above, pursuant to the 2003 Plan, participants may have shares withheld to cover income taxes. There were 53,757 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the year ended December 31, 2013, at an average cost of $21.65 per share.

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

The Company records an estimated residual value at lease inception for all fair market value and fixed purchase option leases based on a percentage of the equipment cost of the asset being leased. The percentages used depend on equipment type and term. In setting and reviewing estimated residual values, the Company focuses its analysis primarily on total historical and expected realization statistics pertaining to sales of equipment. In subsequent evaluations for the impairment of the booked residual values, the Company reviews historical realization statistics, including lease renewals and equipment sales. Anticipated renewal income is not included in the determination of fair value; however, it is one of the ways that fair value may be realized at the end of the lease term.

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

Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and emerging trends, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis. For example, underwriting guidelines may be adjusted from time to time in response to current economic conditions and/or portfolio performance trends. Such underwriting adjustments may be made to a variety of credit attributes, such as transaction size, asset type, industry code, geographic location, time in business and commercial credit scores. The impact of these underwriting adjustments is considered as one of the components in calculating the qualitative component of the allowance for credit losses. The total net adjustments due to all qualitative factors increased the allowance for credit losses by approximately $0.1 million and $0.2 million at December 31, 2013 and 2012, respectively.

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

At December 31, 2013, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2006 through the present are subject to examination. The Company had amended its previously filed federal and state income tax returns for the years 2006 through 2009, which resulted in the recognition of a net tax receivable of approximately $15.4 million as described in Note 12 to the Consolidated Financial Statements in Item 8 herein and originally discussed in Note 13 to the Company’s Form 10-K for the year ended December 31, 2010. During 2013, the examination of the federal amended returns was completed. Due to the receipt of federal and state amended tax return refunds, the Company has a net tax payable of $0.6 million primarily for the interest earned on these refunds.

The Company records penalties and accrued interest related to taxes, including penalties and interest related to uncertain tax positions, in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2013 and 2012

Net income. Net income of $16.2 million was reported for the year ended December 31, 2013, resulting in diluted earnings per share of $1.25, compared to net income of $11.7 million and diluted earnings per share of $0.91 for the year ended December 31, 2012. Net income for the year ended December 31, 2013 reflects an after-tax adjustment charge of approximately $1.3 million, or $0.10 diluted earnings per share, due to the departure of the Company’s Chief Operating Officer.

Return on average assets was 2.45% for the year ended December 31, 2013, compared to a return of 2.18% for the year ended December 31, 2012. Return on average equity was 9.31% for the year ended December 31, 2013, compared to a return of 6.96% for the year ended December 31, 2012.

Overall, our average net investment in total finance receivables for the year ended December 31, 2013 increased 24.9% to $540.7 million, compared to $432.8 million for the year ended December 31, 2012. This change was primarily due to the increasing origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at December 31, 2013 was $597.1 million, an increase of 18.7% from $503.0 million at December 31, 2012.

During the year ended December 31, 2013, we generated 25,712 new leases with a cost of $349.5 million, compared to 24,557 new leases with a cost of $322.2 million generated for the year ended December 31, 2012. Sales staffing levels increased from 114 sales account executives at December 31, 2012 to 124 sales account executives at December 31, 2013. Approval rates remained stable at 66% for the years ended December 31, 2013 and December 31, 2012 .

For the year ended December 31, 2013 compared to the year ended December 31, 2012, net interest and fee income increased $14.4 million, or 24.8%, primarily due to a 24.9% increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses increased $3.7 million, or 62.7%, to $9.6 million for the year ended December 31, 2013 from $5.9 million for the year ended December 31, 2012, primarily due to increase in both net charge-offs and the allowance for credit losses resulting from portfolio growth, the ongoing seasoning of the portfolio and the mix of credit profiles. Other expenses increased $4.2 million, or 10.7%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to amounts owing in connection with the departure of Marlin’s Chief Operating Officer; increased lease origination volume, increased sales compensation expense and additional compensation related to the achievement of certain performance criteria.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013			2012
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$85,795	$85	0.11%	$55,203	$52	0.10%
Restricted interest-earning deposits with banks	3,280	—	0.01	17,264	2	0.01
Securities available for sale	5,533	120	2.17	3,366	92	2.73
Net investment in leases(2)	540,089	63,451	11.75	432,351	52,805	12.21
Loans receivable(2)	628	29	4.57	479	24	4.94

Total interest-earning assets	635,325	63,685	10.03	508,663	52,975	10.41

Non-interest-earning assets:
Cash and due from banks	814			2,535
Property and equipment, net	2,104			2,112
Property tax receivables	3,162			591
Other assets(3)	20,229			23,234

Total non-interest-earning assets	26,309			28,472

Total assets	$661,634			$537,135

Interest-bearing liabilities:
Deposits	$453,070	$4,130	0.91%	$288,138	$3,468	1.20%
Long-term borrowings(4)	3,083	415	13.48	51,132	3,414	6.68

Total interest-bearing liabilities	456,153	4,545	0.99	339,270	6,882	2.03

Non-interest-bearing liabilities:
Sales and property taxes payable	6,116			4,029
Accounts payable and accrued expenses	6,441			6,071
Net deferred income tax liability	18,523			19,667

Total non-interest-bearing liabilities	31,080			29,767

Total liabilities	487,233			369,037
Stockholders’ equity	174,401			168,098

Total liabilities and stockholders’ equity	$661,634			$537,135

Net interest income		$59,140			$46,093

Interest rate spread(5)			9.04%			8.38%
Net interest margin(6)			9.31%			9.06%
Ratio of average interest-earning assets to average interest-bearing liabilities			139.28%			149.93%

(1)	Average balances were calculated using average daily balances.
(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(3)	Includes operating leases.
(4)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2013 Compared To Year Ended December 31, 2012
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$30	$3	$33
Restricted interest-earning deposits with banks	(1)	(1)	(2)
Securities available for sale	50	(22)	28
Net investment in leases	12,724	(2,078)	10,646
Loans receivable	7	(2)	5
Total interest income	12,761	(2,051)	10,710

Interest expense:
Deposits	1,647	(985)	662
Long-term borrowings	(4,777)	1,778	(2,999)
Total interest expense	1,884	(4,221)	(2,337)

Net interest income	$11,760	$1,287	$13,047

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Interest income	$63,685	$52,975
Fee income	13,390	11,976

Interest and fee income	77,075	64,951
Interest expense	4,545	6,882

Net interest and fee income	$72,530	$58,069

Average total finance receivables(1)	$540,717	$432,829

Percent of average total finance receivables:
Interest income	11.78%	12.24%
Fee income	2.48	2.77

Interest and fee income	14.26	15.01
Interest expense	0.84	1.59

Net interest and fee margin	13.42%	13.42%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $14.4 million, or 24.8%, to $72.5 million for the year ended December 31, 2013 from $58.1 million for the year ended December 31, 2012. The net interest and fee margin remained stable at 13.42% for the years ended December 31, 2013 and December 31, 2012.

Interest income, net of amortized initial direct costs and fees, increased $10.7 million, or 20.2%, to $63.7 million for the year ended December 31, 2013 from $53.0 million for the year ended December 31, 2012. The increase in interest income was principally due to a 24.9% increase in average total finance receivables, which increased $107.9 million to $540.7 million at December 31, 2013 from $432.8 million at December 31, 2012, partially offset by a decrease in average yield of 46 basis points. The increase in average total finance receivables was primarily due to the increasing origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying, primarily due to a change in mix of new origination types toward larger program opportunities. The weighted average implicit interest rate on new finance receivables decreased 82 basis points to 12.03% for the year ended December 31, 2013, from 12.85% for the year ended December 31, 2012.

Fee income increased $1.4 million, or 11.7%, to $13.4 million for the year ended December 31, 2013 from $12.0 million for the year ended December 31, 2012. Fee income included approximately $2.7 million of net residual income for the year ended December 31, 2013 and $3.6 million for the year ended December 31, 2012. The decrease in net residual income was primarily due to lower renewal income since fewer leases reached the end of their original contractual terms during 2013, as a result of the lower originations during the 2008 to 2010 timeframe.

Fee income also included approximately $9.1 million in late fee income for the year ended December 31, 2013, which increased 24.7%, compared to $7.3 million for the year ended December 31, 2012. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as a percentage of average total finance receivables, decreased 29 basis points to 2.48% for the year ended December 31, 2013 from 2.77% for the year ended December 31, 2012. Late fees remained the largest component of fee income at 1.68% as a percentage of average total finance receivables for the year ended December 31, 2013, compared to 1.69% for the year ended December 31, 2012. As a percentage of average total finance receivables, net residual income was 0.50% for the year ended December 31, 2013, compared to 0.82% for the year ended December 31, 2012.

Interest expense decreased $2.4 million to $4.5 million for the year ended December 31, 2013 from $6.9 million for the year ended December 31, 2012. The decrease was primarily due to a shift in our funding mix toward lower-cost deposits. Interest expense, as a percentage of average total finance receivables, decreased 75 basis points to 0.84% for the year ended December 31, 2013, from 1.59% for the year ended December 31, 2012.

The weighted average interest rate, excluding transaction costs, on borrowings was 3.20% for the year ended December 31, 2013, compared to 4.70% for the year ended December 31, 2012, primarily due to a shift in mix to variable-rate debt as the term securitization borrowings were repaid, combined with lower interest rates. The average balance for our variable-rate debt was $3.1 million for the year ended December 31, 2013, compared to $34.9 million for the year ended December 31, 2012. The weighted average interest rate, excluding transaction costs, for our variable-rate debt was 3.20% for the year ended December 31, 2013, compared to 4.63% for the year ended December 31, 2012. For the year ended December 31, 2013, average term securitization borrowings outstanding were $0.0 million at a weighted average coupon of 0.00%, compared to $16.2 million at a weighted average coupon of 4.84% for the year ended December 31, 2012. (See Liquidity and Capital Resources in this Item 7).

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market and from other sources on a direct basis. At December 31, 2013, brokered certificates of deposit represented approximately 67.4% of total deposits, while approximately 32.6% of total deposits were obtained from direct channels. Interest expense on deposits was $4.1 million, or 0.91% as a percentage of average deposits, for the year ended December 31, 2013. Interest expense on deposits was $3.5 million, or 1.20% as a percentage of average deposits, for the year ended December 31, 2012. The average balance of deposits was $453.1 million for the year ended December 31, 2013. The average balance of deposits was $288.1 million for the year ended December 31, 2012.

Insurance income. Insurance income increased $0.8 million to $4.9 million for the year ended December 31, 2013 from $4.1 million for the year ended December 31, 2012, primarily due to higher billings from higher total finance receivables.

Other income. Other income decreased $0.2 million to $1.7 million for the year ended December 31, 2013 from $1.9 million for the year ended December 31, 2012. Other income primarily includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $2.8 million, or 11.2%, to $27.7 million for the year ended December 31, 2013 from $24.9 million for the year ended December 31, 2012. The increase was primarily due to increased headcount and due to the separation agreement related to the departure of Marlin’s Chief Operating Officer. Salaries and benefits expense, as a percentage of average total finance receivables, was 5.12% for the year ended December 31, 2013 compared with 5.74% for the year ended December 31, 2012. Total personnel increased to 285 at December 31, 2013 from 265 at December 31, 2012, primarily due to increased staffing levels in the credit, marketing and collection teams, and increased sales staffing levels, which included 124 sales account executives at December 31, 2013, compared to 114 sales account executives at December 31, 2012.

General and administrative expense. General and administrative expense increased $1.2 million, or 8.9%, to $14.7 million for the year ended December 31, 2013 from $13.5 million for the year ended December 31, 2012. General and administrative expense as a percentage of average total finance receivables was 2.72% for the year ended December 31, 2013, compared to 3.13% for the year ended December 31, 2012.

Selected major components of general and administrative expense for the year ended December 31, 2013 included $2.7 million of premises and occupancy expense, $1.2 million of audit and tax compliance expense, $1.5 million of data processing expense, $0.9 million of marketing expense and $0.4 million of FDIC insurance fees. In comparison, selected major components of general and administrative expense for the year ended December 31, 2012 included $2.7 million of premises and occupancy expense, $1.3 million of audit and tax compliance expense, $1.2 million of data processing expense, $0.6 million of marketing expense and $0.3 million of FDIC insurance fees.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facility. Financing related costs were $1.1 million for the year ended December 31, 2013, compared to $0.9 million for the year ended December 31, 2012. The increase is primarily due to higher average commitment levels outstanding during the current year.

Provision for credit losses. The provision for credit losses increased $3.7 million, or 62.7%, to $9.6 million for the year ended December 31, 2013 from $5.9 million for the year ended December 31, 2012, primarily due to the impact of portfolio growth and the ongoing seasoning of the portfolio, as reflected in the mix of origination vintages and the mix of credit profiles. These factors affect the provision for credit losses because they impact both net charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $7.6 million for the year ended December 31, 2013, compared to $4.8 million for the year ended December 31, 2012. The increase in net charge-offs was primarily due to portfolio growth, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as a percentage of average total finance receivables increased to 1.41% during the year ended December 31, 2013, from 1.11% for the year ended December 31, 2012. The allowance for credit losses increased to approximately $8.5 million at December 31, 2013, an increase of $2.0 million from $6.5 million at December 31, 2012.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $9.8 million was recorded for the year ended December 31, 2013, compared to $7.2 million for the year ended December 31, 2012. The change is primarily attributable to the change in pretax income. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 37.6% for the year ended December 31, 2013, compared to 38.0% for the year ended December 31, 2012. The change in effective tax rate is primarily due to an adjustment of approximately $0.1 million related to interest receivable on the 2006 through 2009 amended tax returns, combined with an increase in tax exempt interest on municipal leases and changes in the mix of projected pretax book income across the jurisdictions and entities.

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

	Year Ended December 31,
	2012			2011
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$55,203	$52	0.10%	$44,818$	37	0.08%
Restricted interest-earning deposits with banks	17,264	2	0.01	35,188	20	0.06
Securities available for sale	3,366	92	2.73	1,708	54	3.15
Net investment in leases(2)	432,351	52,805	12.21	357,592	44,112	12.34
Loans receivable(2)	479	24	4.94	734	46	6.26

Total interest-earning assets	508,663	52,975	10.41	440,040	44,269	10.06

Non-interest-earning assets:
Cash and due from banks	2,535			1,792
Property and equipment, net	2,112			2,142
Property tax receivables	591			744
Other assets(3)	23,234			26,729

Total non-interest-earning assets	28,472			31,407

Total assets	$537,135			$471,447

Interest-bearing liabilities:
Deposits	$288,138	$3,468	1.20%	$130,000$	2,604	2.00%
Long-term borrowings(4)	51,132	3,414	6.68	141,653	8,812	6.22

Total interest-bearing liabilities	339,270	6,882	2.03	271,653	11,416	4.20

Non-interest-bearing liabilities:
Sales and property taxes payable	4,029			3,679
Accounts payable and accrued expenses	6,071			8,431
Net deferred income tax liability	19,667			25,802

Total non-interest-bearing liabilities	29,767			37,912

Total liabilities	369,037			309,565

Stockholders’ equity	168,098			161,882

Total liabilities and stockholders’ equity	$537,135			$471,447

Net interest income		$46,093			$32,853

Interest rate spread(5)			8.38%			5.86%
Net interest margin(6)			9.06%			7.47%
Ratio of average interest-earning assets to average interest-bearing liabilities			149.93%			161.99%

(1)	Average balances from January 1, 2012 forward were calculated using average daily balances. Average balances before January 1, 2012 were generally calculated using beginning and ending balances for each month to approximate average daily balances. The average balance of total finance receivables for the year ended December 31, 2012 was decreased by approximately $6.3 million, from $439.1 million to $432.8 million, as a result of this calculation change.
(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(3)	Includes operating leases.
(4)	Includes effect of transaction costs.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2012 Compared To Year Ended December 31, 2011
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$9	$6	$15
Restricted interest-earning deposits with banks	(7)	(11)	(18)
Securities available for sale	46	(8)	38
Net investment in leases	9,135	(442)	8,693
Loans receivable	(14)	(8)	(22)
Total interest income	7,102	1,604	8,706

Interest expense:
Deposits	2,216	(1,352)	864
Long-term borrowings	(6,002)	604	(5,398)
Total interest expense	2,364	(6,898)	(4,534)

Net interest income	$5,585	$7,655	$13,240

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

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

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facility. Financing related costs were $0.9 million for the year ended December 31, 2012, compared to $0.7 million for the year ended December 31, 2011. The increase is primarily due to higher average commitment levels outstanding during the current period.

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

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Average total finance receivables	$540,717	$432,829	$358,326
Salaries and benefits expense	27,680	24,862	22,539
General and administrative expense	14,725	13,547	13,044
Efficiency ratio(1)	53.59%	59.98%	70.03%
Percent of average total finance receivables:
Salaries and benefits	5.12%	5.74%	6.29%
General and administrative	2.72%	3.13%	3.64%

(1)	Represents expenses (salaries and benefits expense and general and administrative expense) divided by the sum of net interest and fee income, insurance income and other income. It excludes the impact of loss on derivatives.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Number of sales account executives	124	114	93	87	38

Number of originating sources(1)	1,173	1,117	827	604	465

(1)	Monthly average of origination sources generating lease volume

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a financial services company, we navigated through the challenging economic environment in 2008 and 2009 by tightening credit standards, reducing our workforce and closing three satellite offices. However, as the economic environment began to stabilize in 2010 and 2011, we took actions to add sales account executives to our team, which resulted in growth from 38 sales account executives at December 31, 2009 to 124 at December 31, 2013.

Finance Receivables and Asset Quality

Our net investment in leases and loans increased $94.1 million, or 18.7%, to $597.1 million at December 31, 2013, from $503.0 million at December 31, 2012. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources in this Item 7.

The chart which follows provides our asset quality statistics for each of the five years ended December 31, 2013:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$6,488	$5,353	$7,718	$12,193	$15,283

Charge-offs	(9,499)	(6,358)	(8,624)	(17,095)	(33,575)
Recoveries	1,861	1,573	2,125	3,182	3,296

Net charge-offs	(7,638)	(4,785)	(6,499)	(13,913)	(30,279)

Provision for credit losses	9,617	5,920	4,134	9,438	27,189

Allowance for credit losses, end of period(1)	$8,467	$6,488	$5,353	$7,718	$12,193

Net charge-offs to average total finance receivables(2)	1.41%	1.11%	1.81%	3.58%	5.42%

Allowance for credit losses to total finance receivables, end of period(2)	1.42%	1.30%	1.39%	2.19%	2.71%

Average total finance receivables(2)	$540,717	$432,829	$358,326	$389,001	$558,311
Total finance receivables, end of period(2)	$595,253	$500,203	$385,984	$352,527	$450,595

Delinquencies greater than 60 days past due	$3,204	$2,444	$1,663	$3,504	$8,334
Delinquencies greater than 60 days past due(3)	0.47%	0.42%	0.38%	0.90%	1.67%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	264.26%	265.47%	321.89%	220.26%	146.30%

Non-accrual leases and loans, end of period	$1,665	$1,395	$829	$1,996	$4,557
Renegotiated leases and loans, end of period	$815	$862	$1,052	$2,221	$4,521
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$178	$122	$85	$214	$493
Interest income excluded on non-accrual leases and loans(5)	$20	$21	$23	$46	$103

(1)	At December 31, 2013, 2012 and 2011, there was no allowance for credit losses allocated to loans. The allowance for credit losses allocated to loans at December 31, 2010 and 2009 was $0.1 million and $0.4 million, respectively.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.
(4)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.
(5)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

Net charge-offs for the year ended December 31, 2013 were $7.6 million, or 1.41% of average total finance receivables, compared to $4.8 million, or 1.11% of average total finance receivables, for the year ended December 31, 2012. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

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

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.47% at December 31, 2013, 0.42% at December 31, 2012 and 0.38% at December 31, 2011. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

Residual Performance

Our leases offer our end user customers the option to own the equipment at lease expiration. As of December 31, 2013, approximately 68% of our leases were one dollar purchase option leases, 31% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of December 31, 2013, there were $28.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.7 million, or 79.8%, were related to copiers. As of December 31, 2012, there were $29.9 million of residual assets retained on our Consolidated Balance Sheet, of which $23.8 million, or 79.6%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2013 and 2012, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $2.7 million, $3.6 million and $4.7 million of net residual income for the years ended December 31, 2013, 2012 and 2011, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income, net of depreciation, totaled approximately $5.1 million, $6.7 million and $7.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decline in renewal income was primarily due to fewer leases reaching the end of their original contractual terms during 2013, as a result of the lower originations during the 2008 to 2010 timeframe.

For the year ended December 31, 2013, the net loss on residual values disposed at end of term totaled $2.4 million compared to a net loss of $3.1 million for the year ended December 31, 2012. For the year ended December 31, 2011, the net loss on residual values disposed at end of term totaled $2.8 million. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the years ended December 31, 2013, 2012 and 2011, respectively.

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

As previously disclosed, the Company declared a dividend of $0.11 per share on November 6, 2013. The quarterly dividend was paid on December 2, 2013 to shareholders of record on the close of business on November 18, 2013, which resulted in a dividend payment of approximately $1.4 million. It represented the Company’s ninth consecutive quarterly cash dividend.

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

At December 31, 2013, we have approximately $85.0 million of available borrowing capacity in addition to available cash and cash equivalents of $85.7 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 3.09 to 1 at December 31, 2013 and 2.26 to 1 at December 31, 2012.

Net cash used in investing activities was $104.9 million for the year ended December 31, 2013, compared to net cash used in investing activities of $101.0 million for the year ended December 31, 2012 and $25.3 million for the year ended December 31, 2011. Investing activities primarily relate to leasing activities.

Net cash provided by financing activities was $79.6 million for the year ended December 31, 2013, compared to net cash provided by financing activities of $98.7 million for the year ended December 31, 2012 and $14.5 million for the year ended December 31, 2011. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $45.9 million for the year ended December 31, 2013, compared to net cash provided by operating activities of $24.9 million for the year ended December 31, 2012 and $16.1 million for the year ended December 31, 2011.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from certificates of deposit issued through brokers and direct deposit sources to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using certificates of deposit issued through MBB and, to a much lesser extent, advances under our long-term bank facility. Total cash and cash equivalents available as of December 31, 2013 totaled $85.7 million compared to $65.0 million at December 31, 2012.

Restricted Interest-earning Deposits with Banks. As of December 31, 2013, we also had $1.3 million of cash that was classified as restricted interest-earning deposits with banks, compared to $3.5 million at December 31, 2012. Restricted interest-earning deposits with banks consist primarily of a trust account related to our secured debt facility. The decline in these balances in 2013 was generally due to the repayment of our borrowings.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. We had no aggregate outstanding secured borrowings at December 31, 2013 and we had $15.5 million at December 31, 2012. Borrowings outstanding consist of the following:

	For the Twelve Months Ended December 31, 2013				As of December 31, 2013
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate(2)	Amount Outstanding	Weighted Average Rate(2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$10,000	$—	$—	—%	$—	—%	$10,000
Long-term loan facility	75,000	11,447	3,083	3.20%	—	—%	75,000

	$85,000		$3,083	3.20%	$—	—%	$85,000

(1)	Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2013, MBB had $24.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.
(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank. MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $10.0 million.

Federal Reserve Discount Window. In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $24.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $29.1 million of net investment in leases pledged at December 31, 2013.

Long-term Loan Facilities. On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. As previously disclosed, on June 26, 2012, certain provisions of the facility were amended and its maturity date was extended from October 9, 2012 to October 9, 2015. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility. There was no amount outstanding under the facility at December 31, 2013.

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

Financial Covenants

Our secured borrowing arrangements contain numerous covenants, restrictions and default provisions that we must comply with in order to obtain funding through the facility and to avoid an event of default. On November 6, 2013, the Company announced the retirement of George D. Pelose from his role as Chief Operating Officer, effective between January 15, 2014 and March 31, 2014, and announced that Mr. Pelose’s duties would be split between Daniel P. Dyer, the Company’s Chief Executive Officer, and Edward R. Dietz, the Company’s Senior Vice President of Administration and General Counsel. Mr. Pelose retired on March 5, 2014. We do not expect the change to have any material adverse effect on our financing arrangement with Wells Fargo Capital Finance, because, as noted above, Mr. Pelose, has been replaced by persons with skills and experience appropriate for performing his former duties. A change in the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer is an event of default under our long-term loan facility with Wells Fargo Capital Finance, unless we hire a replacement with skills and experience appropriate for performing the duties of the applicable positions within 120 days.

A merger or consolidation with another company in which the Company is not the surviving entity is also an event of default under the financing facility. The Company’s long-term loan facility contains acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, if a “material adverse change” occurs). An event of default under our facility could result in an acceleration of amounts outstanding under the facility, foreclosure on all or a portion of the leases financed by the facility and/or the removal of the Company as servicer of the leases financed by the facility.

Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2013 include:

	Actual(1)	Requirement
Debt-to-equity ratio maximum	3.09 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0 to 1	5.0 to 1
Maximum portfolio delinquency ratio	0.47%	3.50%
Maximum gross charge-off ratio	1.74%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

As of December 31, 2013, the Company was in compliance with the provisions of its secured borrowing arrangements.

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

As discussed above, the Federal Reserve and other U.S. banking agencies have adopted final regulatory capital rules that will materially revise the current risk-based and leverage capital requirements. See, “Supervision and

Regulation — Capital Adequacy” above. These final rules will come into effect on a multi-year transitional basis beginning on January 1, 2015, and we expect that the final rules, as they become effective, will increase our regulatory capital requirements and will require us to hold more capital against certain of our assets and off-balance sheet exposures.

At December 31, 2013, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.70%, 16.38% and 17.63%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively. At December 31, 2013, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 23.46%, 25.90% and 27.15%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at December 31, 2013 was $95.5 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. In March 2011, following the expiration of MBB’s three-year de novo period, the Company provided MBB with $25.0 million of additional capital to support future growth. In February 2012, the Company provided MBB with an additional capital contribution of $10.0 million for growth. In January 2013, the Company provided MBB with $5.0 million of additional capital to support future growth.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” herein.

Items Subsequent to December 31, 2013

The Company declared a dividend of $0.11 per share on February 5, 2014. The quarterly dividend, which amounted to a dividend payment of approximately $1.4 million, was paid on February 27, 2014 to shareholders of record on the close of business on February 17, 2014. It represents the Company’s tenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to our scheduled maturities on our deposits and credit facility, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of December 31, 2013 were as follows:

	Contractual Obligations as of December 31, 2013
Period Ending December 31,	Deposits	Borrowings	Contractual Interest Payments(1)	Operating Leases	Leased Facilities	Capital Leases	Total
	(Dollars in thousands)
2014	$205,848	$—	$3,320	$4	$1,339	$102	$210,613
2015	155,109	—	2,119	—	1,229	102	158,559
2016	78,753	—	1,178	—	1,245	102	81,278
2017	50,382	—	512	—	1,262	76	52,232
2018	12,946	—	140	—	1,279	—	14,365
Thereafter	—	—	—	—	1,777	—	1,777

Total	$503,038	$—	$7,269	$4	$8,131	$382	$518,824

(1)	Includes interest on deposits and borrowings. Interest on the variable-rate long-term loan facility is assumed at the December 31, 2013 rate for the remaining term.

There were no off-balance sheet arrangements requiring disclosure at December 31, 2013.

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

Our earnings are sensitive to fluctuations in interest rates. Since the Company has no outstanding variable-rate borrowings as of December 31, 2013, it is not directly exposed to interest rate risk. However there can be no assurance that we will be able to offset higher deposits costs with increased pricing of our assets. As such, the major sources of the Company’s interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationship between rate indices (basis risk).

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, ASU 2013-02 requires presentation in interim and annual financial statements of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, and the income statement line items affected by the reclassification. This information may be presented in a single note or on the face of the financial statements. The guidance was effective for interim and annual reporting periods beginning after December 15, 2012. Because ASU 2013-02 impacted disclosures only, it did not affect the consolidated earnings, financial position or cash flows of the Company.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (1992).

Management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework (1992).

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

March 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marlin Business Services Corp. and Subsidiaries

Mount Laurel, New Jersey

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 10, 2014

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marlin Business Services Corp. and Subsidiaries

Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marlin Business Services Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 10, 2014

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands, except per- share data)
ASSETS
Cash and due from banks	$3,534	$2,472
Interest-earning deposits with banks	82,119	62,498

Total cash and cash equivalents	85,653	64,970
Restricted interest-earning deposits with banks	1,273	3,520
Securities available for sale (amortized cost of $5.8 million and $4.8 million at December 31, 2013 and 2012, respectively)	5,387	4,845
Net investment in leases and loans	597,075	503,017
Property and equipment, net	2,265	1,970
Property tax receivables	377	397
Other assets	10,177	23,629

Total assets	$702,207	$602,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$503,038	$378,188
Long-term borrowings	—	15,514
Other liabilities:
Sales and property taxes payable	4,035	4,505
Accounts payable and accrued expenses	14,220	12,062
Net deferred income tax liability	17,876	17,829

Total liabilities	539,169	428,098

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized;
12,994,758 and 12,774,829 shares issued and outstanding at December 31, 2013 and 2012, respectively	130	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	91,730	87,494
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive income (loss)	(257)	55
Retained earnings	71,437	86,575

Total stockholders’ equity	163,038	174,250

Total liabilities and stockholders’ equity	$702,207	$602,348

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per-share data)
Interest income	$63,685	$52,975	$44,269
Fee income	13,390	11,976	12,254

Interest and fee income	77,075	64,951	56,523
Interest expense	4,545	6,882	11,416

Net interest and fee income	72,530	58,069	45,107
Provision for credit losses	9,617	5,920	4,134

Net interest and fee income after provision for credit losses	62,913	52,149	40,973

Other income:
Insurance income	4,924	4,101	3,759
Loss on derivatives	(2)	(6)	(53)
Other income	1,676	1,869	1,945

Other income	6,598	5,964	5,651

Other expense:
Salaries and benefits	27,680	24,862	22,539
General and administrative	14,725	13,547	13,044
Financing related costs	1,106	850	719

Other expense	43,511	39,259	36,302

Income before income taxes	26,000	18,854	10,322
Income tax expense	9,769	7,157	4,147

Net income	$16,231	$11,697	$6,175

Basic earnings per share	$1.26	$0.92	$0.48
Diluted earnings per share	$1.25	$0.91	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income	$16,231	$11,697	$6,175

Other comprehensive income:
Amortization of net deferred losses on cash flow hedge derivatives	—	53	161
Increase (decrease) in fair value of securities available for sale	(506)	36	58
Tax effect	194	(35)	(86)

Total other comprehensive income (loss)	(312)	54	133

Comprehensive income	$15,919	$11,751	$6,308

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2010	12,864,665	$129	$86,987	$(2)	$(132)	$73,021	$160,003
Issuance of common stock	14,597	—	172	—	—	—	172
Repurchase of common stock	(544,766)	(6)	(6,443)	—	—	—	(6,449)
Exercise of stock options	169,611	2	1,232	—	—	—	1,234
Excess tax benefits from stock-based payment arrangements	—	—	1,283	—	—	—	1,283
Stock option compensation recognized	—	—	96	—	—	—	96
Restricted stock grant	256,159	3	(3)	—	—	—	—
Restricted stock compensation recognized	—	—	2,220	—	—	—	2,220
Net change related to derivatives, net of tax	—	—	—	—	97	—	97
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	36	—	36
Net income	—	—	—	—	—	6,175	6,175
Cash dividends paid ($0.06 per share)	—	—	—	—	—	(766)	(766)

Balance, December 31, 2011	12,760,266	$128	$85,544	$(2)	$1	$78,430	$164,101
Issuance of common stock	8,788	—	136	—	—	—	136
Repurchase of common stock	(145,315)	(2)	(2,187)	—	—	—	(2,189)
Exercise of stock options	89,900	1	850	—	—	—	851
Excess tax benefits from stock-based payment arrangements	—	—	592	—	—	—	592
Stock option compensation recognized	—	—	34	—	—	—	34
Restricted stock grant	61,190	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	2,526	—	—	—	2,526
Net change related to derivatives, net of tax	—	—	—	—	32	—	32
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	22	—	22
Net income	—	—	—	—	—	11,697	11,697
Cash dividends paid ($0.28 per share)	—	—	—	—	—	(3,552)	(3,552)

Balance, December 31, 2012	12,774,829	$128	$87,494	$(2)	$55	$86,575	$174,250
Issuance of common stock	14,727	—	270	—	—	—	270
Repurchase of common stock	(53,988)	(1)	(1,167)	—	—	—	(1,168)
Exercise of stock options	127,957	1	1,523	—	—	—	1,524
Excess tax benefits from stock-based payment arrangements	—	—	1,052	—	—	—	1,052
Stock option compensation recognized	—	—	188	—	—	—	188
Restricted stock grant	131,233	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	2,372	—	—	—	2,372
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(312)	—	(312)
Net income	—	—	—	—	—	16,231	16,231
Cash dividends paid ($2.42 per share)	—	—	—	—	—	(31,369)	(31,369)

Balance, December 31, 2013	12,994,758	$130	$91,730	$(2)	$(257)	$71,437	$163,038

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$16,231	$11,697	$6,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,816	2,259	2,476
Stock-based compensation	2,560	2,560	2,315
Excess tax benefits from stock-based payment arrangements	(1,052)	(592)	(1,283)
Amortization of deferred net loss on cash flow hedge derivatives	—	53	161
Change in fair value of derivatives	2	6	53
Provision for credit losses	9,617	5,920	4,134
Net deferred income taxes	(57)	(3,031)	(6,255)
Amortization of deferred initial direct costs and fees	6,774	5,680	5,164
Deferred initial direct costs and fees	(7,762)	(7,773)	(5,612)
Loss on equipment disposed	2,384	3,097	2,827
Effect of changes in other operating items:
Other assets	13,878	(729)	5,040
Other liabilities	1,529	5,772	915

Net cash provided by (used in) operating activities	45,920	24,919	16,110

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(349,915)	(322,284)	(229,054)
Principal collections on leases and loans	241,538	196,171	183,101
Security deposits collected, net of refunds	(147)	(337)	(1,910)
Proceeds from the sale of equipment	3,453	4,350	5,079
Acquisitions of property and equipment	(1,011)	(961)	(823)
Change in restricted interest-earning deposits with banks	2,247	25,117	18,470
Purchases of securities available for sale	(1,047)	(3,029)	(188)

Net cash provided by (used in) investing activities	(104,882)	(100,973)	(25,325)

Cash flows from financing activities:
Increase in deposits	124,850	179,609	105,660
Term securitization repayments	—	(45,119)	(83,064)
Warehouse and bank facility advances	—	11,902	40,681
Warehouse and bank facility repayments	(15,514)	(43,273)	(44,263)
Issuances of common stock	270	136	172
Repurchases of common stock	(1,168)	(2,189)	(6,449)
Dividends paid	(31,369)	(3,552)	(766)
Exercise of stock options	1,524	851	1,234
Excess tax benefits from stock-based payment arrangements	1,052	592	1,283
Debt issuance costs	—	(218)	(14)

Net cash provided by (used in) financing activities	79,645	98,739	14,474

Net increase (decrease) in total cash and cash equivalents	20,683	22,685	5,259
Total cash and cash equivalents, beginning of period	64,970	42,285	37,026

Total cash and cash equivalents, end of period	$85,653	$64,970	$42,285

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$3,474	$5,553	$10,078
Net cash (received) paid for income taxes	$(5,471)	$9,554	$4,538

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

Restricted Interest-Earning Deposits with Banks

Restricted interest-earning deposits with banks consist primarily of an interest-earning trust account related to the Company’s secured debt facility. The balance also includes amounts due from securitizations representing reimbursements of servicing fees and excess spread income.

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

The Company records an estimated residual value at lease inception for all fair market value and fixed purchase option leases based on a percentage of the equipment cost of the asset being leased. The percentages used depend on equipment type and term. In setting estimated residual values, the Company focuses its analysis primarily on the Company’s total historical and expected realization statistics pertaining to sales of equipment. In subsequent evaluations for the impairment of the booked residual values, the Company reviews historical realization statistics including lease renewals and equipment sales. Anticipated renewal income is not included in the determination of fair value; however, it is one of the ways that fair value may be realized at the end of the lease term.

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

When a lessee elects to return equipment at lease termination, the equipment is transferred to other assets at the lower of its basis or fair market value. The Company generally sells returned equipment to independent third parties, rather than leasing the equipment a second time. The Company generally does not maintain equipment in other assets for longer than 120 days. Any loss recognized on transferring equipment to other assets and any gain or loss realized on the sale or disposal of equipment to a lessee or to others is included in fee income as net residual income.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securitizations

In connection with its term note securitization transactions, the Company previously established a bankruptcy remote special-purpose subsidiary (“SPE”) and issued term debt to institutional investors. These SPEs were considered variable interest entities (“VIEs”) under U.S. GAAP. The Company was required to

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidate VIEs in which it was deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which were potentially significant to the VIE. The Company serviced the assets of its VIEs and retained equity and/or residual interests. Accordingly, assets and related debt of these VIEs were included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted interest-earning deposits with banks were assigned as collateral for these borrowings and there was no further recourse to our general credit. Collateral in excess of these borrowings represented the Company’s maximum loss exposure.

Interest Income

Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on each lease at inception.

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

Securities Available for Sale

Securities available for sale consist of mutual funds and municipal bonds that are measured at fair value on a recurring basis. Unrealized holding gains or losses of all securities available for sale, net of related deferred income taxes, are reported in accumulated other comprehensive income. Fair value measurement is based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, fair values are based on prices obtained from third-party pricing vendors. See Note 12 for more information on fair value measurement of securities.

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

Common Stock and Equity

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, the Company is authorized to repurchase up to $15 million of its common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par charged against any available additional paid-in capital.

Financing Related Costs

Financing related costs primarily consist of bank commitment fees paid to our financing sources on the unused portion of loan facility. These fees are recognized as incurred.

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

At December 31, 2013 and 2012, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2006 through the present are subject to examination. The Company had amended its previously filed federal and state income tax returns for the years 2006 through 2009, which resulted in the recognition of a net tax receivable of approximately $15.4 million as described in Note 12 to the Consolidated Financial Statements herein and as originally discussed in Note 13 to the Company’s Form 10-K for the year ended December 31, 2010. During 2013, the examination of the federal amended returns were completed. Due to the receipt of federal and state amended tax return refunds, the Company has a net tax payable of $0.6 million primarily for the interest earned on these refunds.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, ASU 2013-02 requires presentation in interim and annual financial statements of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, and the income statement line items affected by the reclassification. This information may be presented in a single note or on the face of the financial statements. The guidance was effective for interim and annual reporting periods beginning after December 15, 2012. Because ASU 2013-02 impacts disclosures only, it did not affect the consolidated earnings, financial position or cash flows of the Company.

NOTE 3 - Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	December 31,
	2013	2012
	(Dollars in thousands)
Minimum lease payments receivable	$682,081	$577,545
Estimated residual value of equipment	28,396	29,913
Unearned lease income, net of initial direct costs and fees deferred	(103,258)	(95,696)
Security deposits	(2,631)	(2,778)
Loans, including unamortized deferred fees and costs	954	521
Allowance for credit losses	(8,467)	(6,488)

	$597,075	$503,017

At December 31, 2013, a total of $15.0 million of minimum lease payments receivable is assigned as collateral for borrowings.

Initial direct costs net of fees deferred were $10.3 million and $9.3 million as of December 31, 2013 and December 31, 2012, respectively, are netted in unearned income and will be amortized to income using the

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective interest method. At December 31, 2013 and December 31, 2012, $22.7 million and $23.8 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of December 31, 2013:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2014	$279,805	$53,566
2015	197,529	29,673
2016	120,457	13,921
2017	61,580	5,136
2018	21,761	937
Thereafter	949	25

	$682,081	$103,258

Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the contract becomes less than 90 days delinquent. As of December 31, 2013 and December 31, 2012, the Company maintained total finance receivables which were on a non-accrual basis of $1.7 million and $1.4 million, respectively. As of December 31, 2013 and December 31, 2012, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.8 million and $0.9 million, respectively. (See Note 6 for additional asset quality information.)

NOTE 4 - Concentrations of Risk

As of December 31, 2013, leases approximating 12% and 9% of the net investment balance of leases by the Company were located in the states of California and Texas, respectively. No other state accounted for more than 9% of the net investment balance of leases owned and serviced by the Company as of December 31, 2013. As of December 31, 2013, no single vendor source accounted for more than 2% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2013. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including the medical, retail, service, manufacturing and restaurant industries, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. As of December 31, 2013, copiers comprised 79.8% of the estimated residual value of leased equipment. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2013. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment. There were no impairments of estimated residual value recorded during the years ended December 31, 2013, 2012 or 2011.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics for each of the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$6,488	$5,353	$7,718

Charge-offs	(9,499)	(6,358)	(8,624)
Recoveries	1,861	1,573	2,125

Net charge-offs	(7,638)	(4,785)	(6,499)

Provision for credit losses	9,617	5,920	4,134

Allowance for credit losses, end of period(1)	$8,467	$6,488	$5,353

Net charge-offs to average total finance receivables(2)	1.41%	1.11%	1.81%
Allowance for credit losses to total finance receivables, end of period(2)	1.42%	1.30%	1.39%
Average total finance receivables(2)	$540,717	$432,829	$358,326
Total finance receivables, end of period(2)	$595,253	$500,203	$385,984
Delinquencies greater than 60 days past due	$3,204	$2,444	$1,663
Delinquencies greater than 60 days past due(3)	0.47%	0.42%	0.38%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	264.26%	265.47%	321.89%
Non-accrual leases and loans, end of period	$1,665	$1,395	$829
Renegotiated leases and loans, end of period	$815	$862	$1,052

(1)	At December 31, 2013, 2012 and 2011, there was no allowance for credit losses allocated to loans.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At December 31, 2013 and 2012, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the year ended December 31, 2013 were $7.6 million, or 1.41% of average total finance receivables, compared to $4.8 million, or 1.11% of average total finance receivables, for the year ended December 31, 2012. The increase in net charge-offs during year ended December 31, 2013 compared to recent years is primarily due to the growth in average total finance receivables, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Our key credit quality indicator is delinquency status.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2013	2012	Depreciable Life
	(Dollars in thousands)
Furniture and equipment	$2,792	$2,790	7 years
Computer systems and equipment	10,094	9,462	3-5 years
Leasehold improvements	919	620	Shorter of estimated useful life or remaining lease term

Total property and equipment	13,805	12,872
Less - Accumulated depreciation and amortization	(11,540)	(10,902)

Property and equipment, net	$2,265	$1,970

Depreciation and amortization expense was $0.9 million, $0.9 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 7 - Other Assets

Other assets are comprised of the following:

	December 31,
	2013	2012
	(Dollars in thousands)
Accrued fees receivable	$2,062	$1,583
Deferred transaction costs	110	427
Prepaid expenses	2,011	1,588
Income taxes receivable (See Note 12 for further discussion)	2,580	16,535
Other	3,414	3,496

	$10,177	$23,629

NOTE 8 - Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At December 31, 2013 and 2012, MBB had an unfunded commitment of $0.9 million and $1.4 million, respectively, for this activity. Unless renewed prior to termination, MBB’s membership in the consortium will expire in September 2014.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, the Company leases all five of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Sherwood, Oregon. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2013:

	Future Minimum Lease Payment Obligations
Period Ending December 31,	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2014	$102	$1,343	$1,445
2015	102	1,229	1,331
2016	102	1,245	1,347
2017	76	1,262	1,338
2018	—	1,279	1,279
Thereafter	—	1,777	1,777

Total minimum lease payments	$382	$8,135	$8,517

Less: amount representing interest	(38)

Present value of minimum lease payments	$344

Rent expense was $1.0 million, $1.1 million and $1.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company has employment agreements with certain senior officers that currently extend through November 12, 2014, with certain renewal options.

NOTE 9 - Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits directly from other financial institutions. As of December 31, 2013, the remaining scheduled maturities of time deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
2014	$205,848
2015	155,109
2016	78,753
2017	50,382
2018	12,946

$503,038

All time deposits are in denominations of $250,000 or less. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits outstanding at December 31, 2013 was 0.88%.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Long-term Borrowings

Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s long-term loan facility is classified as long-term borrowings.

The Company’s total borrowings outstanding consist of the following:

	December 31,
	2013	2012
	(Dollars in thousands)
Long-term Loan Facilities	$—	$15,514

Total	$—	$15,514

For the years ended December 31, 2013, 2012 and 2011, the Company incurred commitment fees on the unused portion of loan facilities of $1.0 million, $0.6 million, and $0.4 million, respectively.

The Company’s long-term borrowings are collateralized by certain of the Company’s direct financing leases. The Company is restricted from selling, transferring or assigning these leases or placing liens or pledges on these leases. At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,
	2013	2012
	(Dollars in thousands)
Long-term Loan Facilities	$14,999	$45,076

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $10.0 million. As of December 31, 2013 and 2012, there were no balances outstanding on this line of credit.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $24.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $29.1 million of net investment in leases pledged at December 31, 2013.

Term Note Securitizations

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Covenants

The Company’s secured borrowing arrangements contain numerous covenants, restrictions and default provisions that it must comply with in order to obtain funding through the facility and to avoid an event of default. Some of the critical financial and credit quality covenants under the Company’s borrowing arrangements as of December 31, 2013 include:

	Actual(1)	Requirement
Debt-to-equity ratio maximum	3.09 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0 to 1	5.0 to 1
Maximum portfolio delinquency ratio	0.47%	3.50%
Maximum gross charge-off ratio	1.74%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.

On November 6, 2013, the Company announced the retirement of George D. Pelose from his role as Chief Operating Officer, effective between January 15, 2014 and March 31, 2014, and announced that Mr. Pelose’s duties would be split between Daniel P. Dyer, the Company’s Chief Executive Officer, and Edward R. Dietz, the Company’s Senior Vice President of Administration and General Counsel. Mr. Pelose retired on March 5, 2014. We do not expect the change to have any material adverse effect on our financing arrangement with Wells Fargo Capital Finance, because, as noted above, Mr. Pelose, has been replaced by persons with skills and experience appropriate for performing his former duties. A change in the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer is an event of default under our long-term loan facility with Wells Fargo Capital Finance, unless we hire a replacement with skills and experience appropriate for performing the duties of the applicable positions within 120 days.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A merger or consolidation with another company in which the Company is not the surviving entity is also an event of default under the financing facility. The Company’s long-term loan facility contains acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, “if a material adverse change occurs”). An event of default under our facility could result in an acceleration of amounts outstanding under the facility, foreclosure on all or a portion of the leases financed by the facility and/or the removal of the Company as servicer of the leases financed by the facility.

As of December 31, 2013, the Company believes it was in compliance with the terms of its secured borrowing arrangements.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s balances measured at fair value on a recurring basis include the following as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
(Dollars in thousands)
Assets
Securities available for sale	$3,140	$2,247	$3,250	$1,595

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
Assets
Cash and cash equivalents	$85,653	$85,653	$64,970	$64,970
Restricted interest-earning deposits with banks	1,273	1,273	3,520	3,520
Securities available for sale	5,387	5,387	4,845	4,845
Loans	954	954	521	521

Liabilities
Deposits	$503,038	$502,937	$378,188	$379,596
Long-term borrowings	—	—	15,514	15,514
Sales and property taxes payable	4,035	4,035	4,505	4,505
Accounts payable and accrued expenses	14,220	14,220	12,062	12,062

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of December 31, 2013 and December 31, 2012, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

(b) Restricted Interest-Earning Deposits with Banks

The Company maintains an interest-earning trust account related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at December 31, 2013 and December 31, 2012. This fair value measurement is classified as Level 1.

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

(d) Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of the Company’s loans approximates the carrying amount at December 31, 2013 and December 31, 2012. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(g) Sales and Property Taxes Payable

The carrying amount of the Company’s sales and property taxes payable approximates fair value as of December 31, 2013 and December 31, 2012, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

(h) Accounts Payable and Accrued Expenses

The carrying amount of the Company’s accounts payable and accrued expenses approximates fair value as of December 31, 2013 and December 31, 2012, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

NOTE 12 - INCOME TAXES

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Current:
Federal	$9,112	$9,045	$9,377
State	1,325	1,143	1,025

Total current	10,437	10,188	10,402

Deferred
Federal	(811)	(3,077)	(6,243)
State	143	46	(12)

Total deferred	(668)	(3,031)	(6,255)

Total income tax expense	$9,769	$7,157	$4,147

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. For the years ended December 31, 2013, 2012 and 2011, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. We do not expect our unrecognized tax positions to change significantly over the next 12 months.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2006 through the present are subject to examination. No material income tax interest or penalties were incurred for the years ended December 31, 2013, 2012 or 2011.

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes, primarily related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Deferred income tax assets:
Allowance for credit losses	$3,805	$2,755
Interest-rate swaps and caps	12	65
Accrued expenses	856	1,055
Deferred income	1,882	1,850
Deferred compensation	1,641	1,671
Other comprehensive income	159	—
Other	(819)	113

Total deferred income tax assets	7,536	7,509

Deferred income tax liabilities:
Lease accounting	(22,386)	(22,547)
Deferred acquisition costs	(2,936)	(2,656)
Other comprehensive income	—	(34)
Depreciation	(90)	(101)

Total deferred income tax liabilities	(25,412)	(25,338)

Net deferred income tax liability	$(17,876)	$(17,829)

During the fourth quarter of 2010, the Company completed an analysis of its deferred tax assets and liabilities. As a result of that analysis, the Company determined that it had over-reported lease revenues in its previously filed federal and state income tax returns. As a result of the planned amendments for the years 2006 through 2009 to claim appropriate refunds, during the fourth quarter of 2010 the Company increased its current income taxes receivable by $15.4 million and recognized a current tax benefit of approximately $0.5 million to reflect interest receivable on such amended returns. During 2011, the Company filed the amended income tax returns for the expected refunds. During 2013, the examination of the federal amended returns was completed. Due to the receipt of federal and state amended tax return refunds and interest, the Company has a net payable of $0.6 million primarily for the interest earned on these refunds.

These state amended tax returns are subject to review by the various jurisdictions. The statute of limitations has been extended to December 31, 2014 for tax periods ended December 31, 2006 to 2009.

As of December 31, 2013, the Company has utilized all of its federal net operating loss carryforwards generated in prior tax years.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7%	4.1%	5.1%
Other permanent differences	(0.5)%	0.1%	0.2%
Interest on amended returns	(0.6)%	(0.3)%	—%
Other	—%	(0.9)%	(0.1)%

Effective rate	37.6%	38.0%	40.2%

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$16,231	$11,697	$6,175
Less: net income allocated to participating securities	(593)	(500)	(453)

Net income allocated to common stock	$15,638	$11,197	$5,722

Weighted average common shares outstanding	12,905,110	12,739,072	12,877,337
Less: Unvested restricted stock awards considered participating securities	(506,985)	(562,772)	(953,674)

Adjusted weighted average common shares used in computing basic EPS	12,398,125	12,176,300	11,923,663

Basic EPS	$1.26	$0.92	$0.48

Diluted EPS
Net income allocated to common stock	$15,638	$11,197	$5,722

Adjusted weighted average common shares used in computing basic EPS	12,398,125	12,176,300	11,923,663
Add: Effect of dilutive stock options	87,096	83,034	66,700

Adjusted weighted average common shares used in computing diluted EPS	12,485,221	12,259,334	11,990,363

Diluted EPS	$1.25	$0.91	$0.48

For the years ended December 31, 2013, 2012 and 2011, options to purchase 23,036, 44,911 and 322,623 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

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

During the year ended December 31, 2013, the Company purchased 231 shares of its common stock in the open market at an average cost of $18.52 per share. The Company purchased 33,546 shares of its common stock at an average cost of $17.91 per share during the year ended December 31, 2012. The Company purchased 400,475 shares of its common stock at an average cost of $11.74 per share during the year ended December 31, 2011. At December 31, 2013, the Company had $5.1 million remaining in its stock repurchase plan authorized by the Board of Directors.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan (as amended, the “2003 Plan”), participants may have shares withheld to cover income taxes. There were 53,757, 111,769 and 144,291 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the years ended December 31, 2013, 2012 and 2011, respectively, at average per-share costs of $21.65, $14.21 and $12.12, respectively.

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

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s Tier 1 Capital balance at December 31, 2013 was $95.5 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At December 31, 2013, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at December 31, 2013.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	23.46%	$163,236	4%	$27,834	5%		$34,792
Marlin Business Bank	15.70%	$95,454	5%	$30,397	5%		$30,397
Tier 1 Risk-based Capital
Marlin Business Services Corp.	25.90%	$163,236	4%	$25,208	6%		$37,812
Marlin Business Bank	16.38%	$95,454	6%	$34,959	6%		$34,959
Total Risk-based Capital
Marlin Business Services Corp.	27.15%	$171,121	8%	$50,416	10%		$63,020
Marlin Business Bank	17.63%	$102,749	15%	$87,396	10	%(1)	$58,264

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to an agreement entered into by and among MBB, the Company, Marlin Leasing Corporation and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”).

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 17.63% at December 31, 2013 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 15 - Stock-Based Compensation

Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2003 Plan. The aggregate number of shares under the 2003 Plan that may be issued pursuant to stock options or restricted stock grants is 4,150,000. Not more than 2,500,000 of such shares shall be available for issuance as restricted stock grants. There were 917,341 shares available for future grants under the 2003 Plan as of December 31, 2013, of which 738,569 shares were available to be issued as restricted stock grants.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense was $2.6 million, $2.6 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $1.1 million, $0.6 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

There were no stock options granted during the years ended December 31, 2013, 2012 and 2011.

A summary of option activity for the each of the three years in the period ended December 31, 2013 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2010	648,153	$9.99
Granted	—	—
Exercised	(169,611)	7.27
Forfeited	(3,325)	13.72
Expired	—	—

Outstanding, December 31, 2011	475,217	$10.93
Granted	—	—
Exercised	(89,900)	9.47
Forfeited	(17,154)	10.33
Expired	(4,644)	19.78

Outstanding, December 31, 2012	363,519	$11.21
Granted	—	—
Exercised	(127,957)	11.91
Forfeited	(4,229)	10.38
Expired	(12,416)	18.48

Outstanding, December 31, 2013	218,917	$10.40

During the years ended December 31, 2013, 2012 and 2011, the Company recognized total compensation expense related to options of $0.2 million, $0.1 million and $0.1 million, respectively.

There were 127,957, 89,900 and 169,611 stock options exercised during the years ended December 31, 2013, 2012 and 2011, respectively. The total pretax intrinsic value of stock options exercised was $1.7 million, $0.7 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2013:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$7.17 - 9.52	142,650	1.4	8.97	2,315	41,276	1.8	7.60	726
$12.08 -12.41	67,784	3.4	12.39	868	17,192	3.4	12.34	221
$14.00 -16.01	3,347	0.4	15.80	31	3,347	0.4	15.80	31
$20.35	5,136	0.4	20.35	25	5,136	0.4	20.35	25

	218,917	2.0	10.40	$3,239	66,951	2.0	10.21	$1,003

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.20 as of December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2013, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.1 million and the weighted average period over which these awards are expected to be recognized was 0.4 years. As of December 31, 2013, $0.5 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 2.1 years.

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

Of the total restricted stock awards granted during the year ended December 31, 2013, 89,952 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2013, 2012 and 2011 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of the non-vested restricted stock during the each of the three years in the period ended December 31, 2013:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2010	954,029	$7.90
Granted	293,120	11.13
Vested	(419,704)	5.93
Forfeited	(36,961)	11.81

Outstanding at December 31, 2011	790,484	$9.96
Granted	92,689	14.69
Vested	(327,707)	8.08
Forfeited	(31,499)	10.49

Outstanding at December 31, 2012	523,967	$11.94
Granted	163,417	20.29
Vested	(160,738)	11.05
Forfeited	(32,184)	16.83

Outstanding at December 31, 2013	494,462	$14.67

During the years ended December 31, 2013, 2012 and 2011, the Company granted restricted stock awards with grant date fair values totaling $3.3 million, $1.4 million and $3.3 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $2.4 million, $2.5 million and $2.2 million of compensation expense related to restricted stock for the years ended December 31, 2013, 2012 and 2011, respectively.

Of the $2.4 million total compensation expense related to restricted stock for the year ended December 31, 2013, approximately $0.4 million related to accelerated vesting during the first quarter of 2013, based on the achievement of certain performance criteria determined annually. Of the $2.5 million total compensation expense related to restricted stock for the year ended December 31, 2012, approximately $1.0 million related to accelerated vesting during the first quarter of 2012, which was also based on the achievement of certain performance criteria determined annually.

As of December 31, 2013, there was $3.8 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.1 years. In the event individual performance targets are achieved, $1.6 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.0 years. In addition, certain of the awards granted may result in the issuance of 58,757 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair values of shares that vested during the years ended December 31, 2013, 2012 and 2011 were $3.5 million, $4.7 million and $5.1 million, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In October 2003, the Company adopted the Employee Stock Purchase Plan (the “2003 ESPP”). Under the terms of the 2003 ESPP, employees had the opportunity to purchase shares of common stock during designated offering periods equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the purchase date. Participants were limited to 10% of their compensation. The aggregate number of shares under the ESPP that was available for issue was 200,000. During the year ended 2011, 14,597 shares of common stock were sold for $0.2 million, pursuant to the terms of the 2003 ESPP. As of December 31, 2011, there were no shares remaining available for issuance under the 2003 ESPP. In accordance with the terms of the 2003 ESPP, termination of the plan occurred in December 2011 when all shares available for issuance under the 2003 ESPP had been issued

In May 2012, the Company’s shareholders approved the adoption of the Company’s 2012 Employee Stock Purchase Plan (the “2012 ESPP”). Under the terms of the 2012 ESPP, employees have the opportunity to set aside up to 10% of their compensation (subject to certain maximums) and to purchase shares of common stock during designated offering periods at a price equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the fair market value per share on the purchase date. The aggregate number of shares that may be issued under the 2012 ESPP is 140,000. During the years ended 2013 and 2012, 14,727 and 8,788 shares, respectively, of common stock were sold for $0.3 million and $0.1 million, respectively, pursuant to the terms of the 2012 ESPP. As of December 31, 2013, there were 116,485 shares remaining available for issuance under the 2012 ESPP.

NOTE 16 - Employee 401(k) Plan

The Company adopted a 401(k) plan (the “401(k) Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the 401(k) Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service guidelines. Effective July 1, 2007, the 401(k) Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. The Company’s Board of Directors voted to authorize the doubling of the required match for the calendar year 2012. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2013, 2012 and 2011 were approximately $0.4 million, $0.4 million and $0.2 million, respectively.

NOTE 17 - Related Party Transactions

The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Company’s Chief Executive Officer, is the President of The Selzer Company. The Company does not have any contractual arrangement with The Selzer Group or Richard Dyer, nor does it pay either of them any direct fees. Insurance premiums paid to The Selzer Company were $0.5 million, $0.5 million and $0.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 18 - Events Subsequent to Year-End

The Company declared a dividend of $0.11 per share on February 5, 2014. The quarterly dividend, which amounted to a dividend payment of approximately $1.4 million, was paid on February 27, 2014 to shareholders of record on the close of business on February 17, 2014. It represented the Company’s tenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Supplementary Data

The selected unaudited quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per-share data)
Year ended December 31, 2013
Interest income	$15,057	$15,732	$16,286	$16,610
Fee income	3,175	3,148	3,410	3,657
Interest and fee income	18,232	18,880	19,696	20,267
Interest expense	1,256	1,166	1,036	1,087
Provision for credit losses	2,164	1,893	2,303	3,257
Income tax expense	2,346	2,469	2,870	2,084
Net income (1)	3,651	4,467	4,687	3,426
Basic earnings per share	0.29	0.35	0.37	0.26
Diluted earnings per share	0.28	0.34	0.36	0.26
Cash dividends declared per share(2)	0.10	0.10	2.11	0.11
Net investment in leases and loans	525,901	556,309	576,377	597,075
Total assets	639,640	679,539	673,151	702,207

Year ended December 31, 2012
Interest income	$12,052	$12,831	$13,688	$14,404
Fee income	3,114	2,774	2,966	3,122
Interest and fee income	15,166	15,605	16,654	17,526
Interest expense	2,129	1,792	1,496	1,465
Provision for credit losses	1,102	1,031	1,414	2,373
Income tax expense	1,038	1,872	2,183	2,064
Net income	1,649	2,988	3,415	3,645
Basic earnings per share	0.13	0.24	0.27	0.29
Diluted earnings per share	0.13	0.23	0.27	0.28
Cash dividends declared per share	0.06	0.06	0.08	0.08
Net investment in leases and loans	412,553	443,231	472,059	503,017
Total assets	512,671	532,251	579,037	602,348

(1)	Net income for the fourth quarter of 2013 reflects an after-tax adjustment charge of approximately $1.3 million, of $0.10 diluted earnings per share, due to the departure of the Company’s Chief Operating Officer.
(2)	As previously disclosed, in addition to the Company’s regular quarterly dividend, the Company’s Board of Directors declared a special cash dividend of $2.00 per share on September 4, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2013, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the 1934 Act. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the 1934 Act) are designed and operating effectively to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.	Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedules are omitted because they are not applicable or are not required or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits.

Number	Description

1.1(5)	Purchase Agreement, dated November 15, 2006, between Piper Jaffray & Co., Primus Capital Fund IV Limited Partnership and its affiliate and Marlin Business Services Corp.

3.1(6)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

4.1(1)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(14)†	2003 Equity Compensation Plan of the Registrant, as amended.

10.2(10)†	Amendment 2009-1 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.3(10)†	Amendment 2009-2 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.4(10)†	Amendment 2009-3 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.5(14)†	2012 Employee Stock Purchase Plan of the Registrant.

10.6(2)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation.

10.7(1)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.8(8)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between Daniel P. Dyer and the Registrant.

10.9(1)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.10(4)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.

10.11(8)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between George D. Pelose and the Registrant.

10.12(15)†	Amendment 2013-1 dated as of November 6, 2013 to the Employment Agreement between George D. Pelose and the Registrant.

10.13(12)†	Compensation Policy for Non-Employee Independent Directors.

10.14(7)	Letter Agreement, dated as of June 11, 2007 and effective as of March 11, 2008, by and between the Registrant, Peachtree Equity Investment Management, Inc. and WCI (Private Equity) LLC.

10.15(9)	Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC.

10.16(11)	Receivables Loan and Security Agreement, dated as of September 24, 2010, by and among Marlin Leasing Receivables XIII LLC, Marlin Leasing Corporation, Key Equipment Finance Inc., the lenders party thereto and Wells Fargo Bank, National Association. 10.17(13) First Amendment, dated as of June 26, 2012, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.17(13)	First Amendment, dated as of June 26, 2012, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

16.1(3)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.

21.1	List of Subsidiaries (Filed herewith)

23.1	Consent of Deloitte & Touche LLP (Filed herewith)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

101	Financial statements from the Annual Report on Form 10-K of the Company for the period ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (Submitted electronically with this report)

†	Management contract or compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated May 19, 2006 and filed on May 25, 2006, and incorporated by reference herein.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated November 15, 2006 and filed on November 17, 2006, and incorporated by reference herein.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated March 11, 2008 and filed on March 17, 2008, and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated December 31, 2008 and filed on January 7, 2009, and incorporated by reference herein.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 9, 2009 and filed on October 13, 2009, and incorporated by reference herein.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated October 28, 2009 and filed on November 2, 2009, and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated September 24, 2010 and filed on September 27, 2010, and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 5, 2010, and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated June 26, 2012 filed on July 2, 2012, and incorporated by reference herein.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form DEF 14A filed on April 23, 2012, and incorporated by reference herein.
(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 8-K dated November 6, 2013, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2014

MARLIN BUSINESS SERVICES CORP.

By:	/s/ DANIEL P. DYER
Daniel P. Dyer Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ DANIEL P. DYER	Chief Executive Officer and President	March 10, 2014
	Daniel P. Dyer	(Principal Executive Officer)

By:	/s/ LYNNE C. WILSON	Chief Financial Officer and	March 10, 2014
	Lynne C. Wilson	Senior Vice President
(Principal Financial and Accounting Officer)

By:	/s/ KEVIN J. MCGINTY	Chairman of the Board of Directors	March 10, 2014
Kevin J. McGinty

By:	/s/ JOHN J. CALAMARI	Director	March 10, 2014
John J. Calamari

By:	/s/ LAWRENCE J. DEANGELO	Director	March 10, 2014
Lawrence J. DeAngelo

By:	/s/ MATTHEW J. SULLIVAN	Director	March 10, 2014
Matthew J. Sullivan

By:	/s/ J. CHRISTOPHER TEETS	Director	March 10, 2014
J. Christopher Teets

By:	/s/ JAMES W. WERT	Director	March 10, 2014
James W. Wert