Form 10-Q
period 2014-03-31
MARLIN BUSINESS SERVICES CORP
filed 2014-05-02
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Yes ☐     No ☑

At April 24, 2014, 12,926,579 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended March 31, 2014

PART I. Financial Information

Item 1.  Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013

	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$3,145	$3,534
Interest-earning deposits with banks	115,450	82,119

Total cash and cash equivalents	118,595	85,653
Restricted interest-earning deposits with banks	1,190	1,273
Securities available for sale (original cost of $5.8 million and $5.8 million at March 31, 2014 and December 31, 2013, respectively)	5,480	5,387
Net investment in leases and loans	600,516	597,075
Property and equipment, net	2,141	2,265
Property tax receivables	5,682	377
Other assets	7,432	10,177

Total assets	$741,036	$702,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$538,209	$503,038
Other liabilities:
Sales and property taxes payable	7,229	4,035
Accounts payable and accrued expenses	12,575	14,220
Net deferred income tax liability	16,872	17,876

Total liabilities	574,885	539,169

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,929,617 and 12,994,758 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	129	130
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	91,569	91,730
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive income (loss)	(191)	(257)
Retained earnings	74,646	71,437

Total stockholders’ equity	166,151	163,038

Total liabilities and stockholders’ equity	$741,036	$702,207

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013

	(Dollars in thousands, except per-share data)

Interest income	$16,737	$15,057
Fee income	3,685	3,175

Interest and fee income	20,422	18,232
Interest expense	1,181	1,256

Net interest and fee income	19,241	16,976
Provision for credit losses	1,732	2,164

Net interest and fee income after provision for credit losses	17,509	14,812

Other income:
Insurance income, net	1,317	1,140
Other income	382	414

Other income	1,699	1,554

Other expense:
Salaries and benefits	7,186	6,587
General and administrative	4,189	3,543
Financing related costs	290	239

Other expense	11,665	10,369

Income before income taxes	7,543	5,997
Income tax expense	2,900	2,346

Net income	$4,643	$3,651

Basic earnings per share	$0.36	$0.29
Diluted earnings per share	$0.36	$0.28

Cash dividends declared and paid per share	$0.11	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,

	2014	2013

	(Dollars in thousands)

Net income	$4,643	$3,651

Other comprehensive income (loss):

Increase (decrease) in fair value of securities available for sale	107	(23)

Tax effect	(41)	9

Total other comprehensive income (loss)	66	(14)

Comprehensive income	$4,709	$3,637

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	(Dollars in thousands)

Balance, December 31, 2012	12,774,829	$128	$87,494	$(2)	$55	$86,575	$174,250
Issuance of common stock	14,727	—	270	—	—	—	270

Repurchase of common stock	(53,988)	(1)	(1,167)	—	—	—	(1,168)
Exercise of stock options	127,957	1	1,523	—	—	—	1,524
Excess tax benefits from stock-based payment arrangements	—	—	1,052	—	—	—	1,052

Stock option compensation recognized	—	—	188	—	—	—	188
Restricted stock grant	131,233	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	2,372	—	—	—	2,372
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(312)	—	(312)
Net income	—	—	—	—	—	16,231	16,231
Cash dividends paid	—	—	—	—	—	(31,369)	(31,369)

Balance, December 31, 2013	12,994,758	$130	$91,730	$(2)	$(257)	$71,437	$163,038
Repurchase of common stock	(65,075)	(1)	(1,495)	—	—	—	(1,496)
Exercise of stock options	1,284	—	26	—	—	—	26
Excess tax benefits from stock-based payment arrangements	—	—	311	—	—	—	311
Stock option compensation recognized	—	—	4	—	—	—	4
Restricted stock grant (cancelation)	(1,350)	—	—	—	—	—	—
Restricted stock compensation recognized	—	—	993	—	—	—	993
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	66	—	66
Net income	—	—	—	—	—	4,643	4,643
Cash dividends paid	—	—	—	—	—	(1,434)	(1,434)

Balance, March 31, 2014	12,929,617	$129	$91,569	$(2)	$(191)	$74,646	$166,151

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$4,643	$3,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396	549
Stock-based compensation	997	841
Excess tax benefits from stock-based payment arrangements	(311)	(703)
Provision for credit losses	1,732	2,164
Net deferred income taxes	(1,060)	574
Amortization of deferred initial direct costs and fees	1,801	1,592
Deferred initial direct costs and fees	(1,597)	(1,799)
Loss on equipment disposed	554	651
Effect of changes in other operating items:
Other assets	(2,397)	(3,932)
Other liabilities	1,569	2,227

Net cash provided by operating activities	6,327	5,815

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(74,255)	(80,944)
Principal collections on leases and loans	67,428	54,744
Security deposits collected, net of refunds	(88)	(140)
Proceeds from the sale of equipment	984	848
Acquisitions of property and equipment	(129)	(114)
Change in restricted interest-earning deposits with banks	83	1,359
Purchases of securities available for sale, net	14	(1,017)

Net cash provided by (used in) investing activities	(5,963)	(25,264)

Cash flows from financing activities:
Increase in deposits	35,171	41,410
Bank facility repayments	—	(10,101)
Repurchases of common stock	(1,496)	(911)
Dividends paid	(1,434)	(1,273)
Exercise of stock options	26	188
Excess tax benefits from stock-based payment arrangements	311	703

Net cash provided by (used in) financing activities	32,578	30,016

Net increase in total cash and cash equivalents	32,942	10,567
Total cash and cash equivalents, beginning of period	85,653	64,970

Total cash and cash equivalents, end of period	$118,595	$75,537

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$1,038	$891
Net cash paid (received) for income taxes	$1,709	$1,459

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – The Company

Description

Marlin Business Services Corp. (“Company”) is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act. The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation, the Company provides equipment financing solutions nationwide, primarily to small and mid-sized businesses in a segment of the equipment leasing market commonly referred to in the industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers, including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary, which offers property insurance coverage for our lessees’ equipment. Effective March 12, 2008, the Company opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits. Marlin Business Services Corp. is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2014 and the results of operations for the three-month periods ended March 31, 2014 and 2013, and cash flows for the three-month periods ended March 31, 2014 and 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2013. The consolidated results of operations for the three-month periods ended March 31, 2014 and 2013 and the consolidated statements of cash flows for the three-month periods ended March 31, 2014 and 2013 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At March 31, 2014, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2006 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009, which resulted in the recognition of a net tax receivable of approximately $15.4 million as originally discussed in Note 13 to the Company’s Form 10-K for the year ended December 31, 2010. During 2013, the examination of the federal amended returns was completed. Due to the receipt of federal and state amended tax refunds, the Company has a net tax payable of $ 0.6 million primarily for the interest earned on these refunds.

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

Recent Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance is effective interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	March 31, 2014	December 31, 2013

	(Dollars in thousands)

Minimum lease payments receivable	$682,852	$682,081
Estimated residual value of equipment	27,710	28,396
Unearned lease income, net of initial direct costs and fees deferred	(100,553)	(103,258)
Security deposits	(2,543)	(2,631)
Loans, including unamortized deferred fees and costs	1,209	954
Allowance for credit losses	(8,159)	(8,467)

	$600,516	$597,075

At March 31, 2014, a total of $11.8 million of minimum lease payments receivable is assigned as collateral for the borrowing facility. At March 31, 2014, there is no amount outstanding under this borrowing facility and the unused borrowing capacity is $75.0 million. In addition, $28.9 million in net investment in leases is pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs net of fees deferred were $10.1 million and $10.3 million as of March 31, 2014 and December 31, 2013, respectively, are netted in unearned income and will be amortized to income using the effective interest method. At March 31, 2014 and December 31, 2013, $22.2 million and $22.7 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of March 31, 2014:

	Minimum Lease Payments Receivable	Income Amortization

	(Dollars in thousands)

Period Ending December 31,
2014	$221,040	$42,115
2015	219,208	33,904
2016	137,892	16,504
2017	72,357	6,470
2018	29,610	1,489
Thereafter	2,745	71

	$682,852	$100,553

As of March 31, 2014 and December 31, 2013, the Company maintained total finance receivables which were on a non-accrual basis of $1.7 million. As of March 31, 2014 and December 31, 2013, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $1.2 million and $0.8 million, respectively. (See Note 4 for income recognition on leases and loans and additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013

	(Dollars in thousands)

Allowance for credit losses, beginning of period	$8,467	$6,488	$6,488

Charge-offs	(2,635)	(1,947)	(9,499)

Recoveries	595	379	1,861

Net charge-offs	(2,040)	(1,568)	(7,638)

Provision for credit losses	1,732	2,164	9,617

Allowance for credit losses, end of period(1)	$8,159	$7,084	$8,467

Annualized net charge-offs to average total finance receivables (2)	1.38%	1.25%	1.41%

Allowance for credit losses to total finance receivables, end of period (2)	1.36%	1.35%	1.42%

Average total finance receivables (2)	$589,922	$502,850	$540,717

Total finance receivables, end of period (2)	$598,590	$523,475	$595,253

Delinquencies greater than 60 days past due	$3,404	$3,415	$3,204

Delinquencies greater than 60 days past due (3)	0.50%	0.57%	0.47%

Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	239.69%	207.44%	264.26%

Non-accrual leases and loans, end of period	$1,686	$1,628	$1,665

Renegotiated leases and loans, end of period	$1,239	$917	$815

(1)	At March 31, 2014, December 31, 2013 and March 31, 2013, there was no allowance for credit losses allocated to loans.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At March 31, 2014, December 31, 2013 and March 31, 2013, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended March 31, 2014 were $2.0 million (1.38% of average total finance receivables on an annualized basis), compared to $1.9 million (1.30% of average total finance receivables on an annualized basis) for the three-month period ended December 31, 2013 and $1.6 million (1.25% of average total finance receivables on an annualized basis) for the three-month period ended March 31, 2013. The increase in net charge-offs during the three-month period ended March 31, 2014 compared to 2013 is primarily due to the growth in average total finance receivables, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Our key credit quality indicator is delinquency status.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	March 31, 2014	December 31, 2013

	(Dollars in thousands)

Accrued fees receivable	$1,805	$2,062
Deferred transaction costs	93	110
Prepaid expenses	1,844	2,011
Income taxes receivable	655	2,580
Other	3,035	3,414

	$7,432	$10,177

During the fourth quarter of 2010, the Company completed an analysis of its deferred tax assets and liabilities. As a result of that analysis, the Company determined that it had over-reported lease revenues in its previously filed federal and state income tax returns. As a result of the planned amendments for the years 2006 through 2009 to claim appropriate refunds, during the fourth quarter of 2010 the Company increased its current income taxes receivable by $15.4 million and recognized a current tax benefit of approximately $0.5 million to reflect interest receivable on such amended returns. During 2011, the Company filed the amended income tax returns for the expected refunds. During 2013, the examination of the federal amended returns was completed. Due to the receipt of federal and state amended tax return refunds and interest, the Company has a net payable of $0.6 million for the interest earned on these refunds.

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents of Utah and surrounding states. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At March 31, 2014, MBB had an unfunded commitment of $0.9 million for this activity. Unless renewed prior to termination, MBB’s one-year commitment to the consortium will expire in September 2014.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of March 31, 2014, the Company leases all five of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Sherwood, Oregon. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of March 31, 2014:

	Future Minimum Lease Payment Obligations
	Capital	Operating
Period Ending December 31,	Leases	Leases	Total

	(Dollars in thousands)
2014	$76	$1,077	$1,153
2015	102	1,234	1,336
2016	102	1,246	1,348
2017	77	1,263	1,340
2018	—	1,279	1,279
Thereafter	—	1,755	1,755

Total minimum lease payments	$357	$7,854	$8,211

Less: amount representing interest	(33)

Present value of minimum lease payments	$324

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

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. On February 23, 2014, MBB began offering FDIC-insured money market deposit accounts (“the MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date, and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of March 31, 2014, money market deposit accounts totaled $37.1 million.

As of March 31, 2014, the remaining scheduled maturities of deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)

Period Ending December 31,
2014	$164,865
2015	164,884
2016	94,867
2017	52,371
2018	14,984
Thereafter	9,090

Total	$501,061

Certificates of deposits are time deposits issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at March 31, 2014 was 0.86%.

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

The three levels are defined as follows:

—	Level 1 – Inputs to the valuation are unadjusted quoted prices in active markets for identical assets or liabilities.
—

Level 2 – Inputs to the valuation may include quoted prices for similar assets and liabilities in active or inactive markets, and inputs other than quoted prices, such as interest rates and yield curves, which are observable for the asset or liability for substantially the full term of the financial instrument.

—

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

The Company’s balances measured at fair value on a recurring basis include the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2

(Dollars in thousands)

Assets
Securities available for sale	$3,167	$2,313	$3,140	$2,247

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)

Financial Assets
Cash and cash equivalents	$118,595	$118,595	$85,653	$85,653
Restricted interest-earning deposits with banks	1,190	1,190	1,273	1,273
Securities available for sale	5,480	5,480	5,387	5,387
Loans	1,209	1,209	954	954

Financial Liabilities
Deposits	538,209	538,431	503,038	502,937

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a) Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of March 31, 2014 and December 31, 2013, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

(b) Restricted Interest-Earning Deposits with Banks

The Company maintains interest-earning trust accounts related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at March 31, 2014 and December 31, 2013. This fair value measurement is classified as Level 1.

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

(d) Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents of Utah and surrounding states. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of the Company’s loans approximates the carrying amount at March 31, 2014 and December 31, 2013. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2.

(e) Deposits

Deposit liabilities with no defined maturity such as MMDA deposits have a fair value equal to the amount payable on demand at the reporting date (i.e., their carrying amount). Fair value for certificates of deposits is estimated by discounting cash flows at current rates paid by the Company for similar certificates of deposit of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended March 31,

	2014	2013

	(Dollars in thousands, except per- share data)

Basic EPS
Net income	$4,643	$3,651
Less: net income allocated to participating securities	(158)	(135)

Net income allocated to common stock	$4,485	$3,516

Weighted average common shares outstanding	12,968,323	12,799,915
Less: Unvested restricted stock awards considered participating securities	(421,643)	(497,917)

Adjusted weighted average common shares used in computing basic EPS	12,546,680	12,301,998

Basic EPS	$0.36	$0.29

Diluted EPS
Net income allocated to common stock	$4,485	$3,516

Adjusted weighted average common shares used in computing basic EPS	12,546,680	12,301,998
Add: Effect of dilutive stock options	66,317	92,961

Adjusted weighted average common shares used in computing diluted EPS	12,612,997	12,394,95

Diluted EPS	$0.36	$0.28

For the three-month periods ended March 31, 2014 and March 31, 2013, options to purchase 15,698 and 34,138 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

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

During the three-month period ended March 31, 2014, the Company did not purchase any shares of its common stock in the open market. The Company purchased 231 shares of its common stock at an average cost of $18.52 per share during the three-month period ended March 31, 2013. At March 31, 2014, the Company had $5.1 million remaining in its stock repurchase plan authorized by the Board of Directors.

In addition to the repurchases described above, pursuant to the 2003 Plan, participants may have shares withheld to cover income taxes. There were 65,075 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended March 31, 2014, at an average cost of $22.99 per share. There were 42,667 shares repurchased to cover income tax withholding during the three-month period ended March 31, 2013, at an average cost of $21.24 per share.

Regulatory Capital Requirements

Through its issuance of FDIC-insured deposits, MBB serves as the Company’s primary funding source. Over time, MBB may offer other products and services to the Company’s customer base. MBB operates as a Utah state-chartered, Federal Reserve member commercial bank, insured by the FDIC. As a state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s Tier 1 Capital balance at March 31, 2014 was $101.2 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At March 31, 2014, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at March 31, 2014.

			Minimum Capital			Well-Capitalized Capital
	Actual		Requirement			Requirement
	Ratio	Amount	Ratio	(1)	Amount	Ratio		Amount

	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	22.94%	$166,272	4%		$28,991	5%		$36,239
Marlin Business Bank	15.68%	$101,189	5%		$32,275	5%		$32,275
Tier 1 Risk-based Capital
Marlin Business Services Corp.	26.07%	$166,272	4%		$25,514	6%		$38,272
Marlin Business Bank	17.08%	$101,189	6%		$35,546	6%		$35,546
Total Risk-based Capital
Marlin Business Services Corp.	27.32%	$174,248	8%		$51,029	10%		$63,786
Marlin Business Bank	18.33%	$108,599	15%		$88,864	10%	(1)	$59,243

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 18.33% at March 31, 2014 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 11 – Stock-Based Compensation

Under the terms of the 2003 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors, prior to its expiration in October 2013, had the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. In April 2014, the Company’s Board of Directors approved the Company’s 2014 Equity Compensation Plan (the “2014 Plan”), see Note 12 for additional 2014 Plan information. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under its equity compensation plans. Prior to its termination, the aggregate number of shares under the 2003 Plan that were available to be issued pursuant to stock options or restricted stock grants was 4,150,000 with not more than 2,500,000 of such shares available for issuance as restricted stock grants. There were no shares available for future grants under the 2003 Plan as of March 31, 2014, as a result of the 2003 Plan’s October 2013 termination.

Total stock-based compensation expense was $1.0 million and $0.8 million for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.3 million for the three-month period ended March 31, 2014. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.7 million for the three-month period ended March 31, 2013.

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

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during either of the three-month periods ended March 31, 2014 and March 31, 2013.

A summary of option activity for the three-month period ended March 31, 2014 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2013	218,917	$10.40

Granted	—	—

Exercised	(1,284)	20.35

Forfeited	—	—

Expired	(7,029)	9.84

Outstanding, March 31, 2014	210,604	10.36

During each of the three-month periods ended March 31, 2014 and March 31, 2013, the Company recognized total compensation expense related to options of less than $0.1 million.

There were 1,284 stock options exercised during the three-month period ended March 31, 2014. There were 15,734 stock options exercised during the three-month period ended March 31, 2013. The total pretax intrinsic values of stock options exercised were less than $0.1 million and $0.2 million for the three-month periods ended March 31, 2014 and March 31, 2013, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2014.

Options Outstanding					Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)

$ 7.17 - 9.52	136,905	1.1	$9.03	$1,613	59,373	1.3	$8.38	$738

$ 12.08 - 12.41	67,784	3.1	12.39	571	31,145	3.1	12.37	263

$ 14.00 - 16.01	3,347	0.2	15.80	17	3,347	0.2	15.80	17

$ 20.35	2,568	0.2	20.35	2	2,568	0.2	20.35	2

	210,604	1.7	10.36	$2,203	96,433	1.8	10.24	$1,020

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.81 as of March 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2014, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was less than $0.1 million and the weighted average period over which these awards are expected to be recognized was 0.1 years. As of March 31, 2014, $0.5 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 1.9 years.

Restricted Stock Awards

Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The vesting period for restricted stock awards generally ranges from three to 10 years. All awards issued contain service conditions based on the participant’s continued service with the Company and provide for accelerated vesting if there is a change in control as defined in the 2003 Plan. The 2014 Plan, if approved by the Company’s shareholders, will contain similar provisions.

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

There were no restricted stock awards granted during the three-month period ended March 31, 2014. Vesting was accelerated in 2013 and 2014 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the three months ended March 31, 2014:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2013	494,462	$14.67

Granted	—	—

Vested	(183,474)	14.97

Forfeited	(1,350)	18.78

Outstanding at March 31, 2014	309,638	14.47

There were no restricted stock awards granted during the three-month period ended March 31, 2014. During the three-month period ended March 31, 2013, the Company granted restricted stock awards with a grant date fair value totaling $2.2 million.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $1.0 million and $0.8 million of compensation expense related to restricted stock for the three-month periods ended March 31, 2014 and March 31, 2013, respectively.

Of the $1.0 million total compensation expense related to restricted stock for the three-month period ended March 31, 2014, approximately $0.7 million related to accelerated vesting based on achievement of certain performance criteria determined annually. Of the $0.8 million total compensation expense related to restricted stock for the three-month period ended March 31, 2013, approximately $0.5 million related to accelerated vesting, which was also based on the achievement of certain performance criteria determined annually.

As of March 31, 2014, there was $2.7 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.9 years. In the event individual performance targets are achieved, $0.9 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.4 years. In addition, certain of the awards granted may result in the issuance of 24,882 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended March 31, 2014 and March 31, 2013 was $4.2 million and $1.2 million, respectively.

NOTE 12 – Subsequent Events

The Company declared a dividend of $0.11 per share on April 30, 2014. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.4 million, is scheduled to be paid on May 22, 2014 to shareholders of record on the close of business on May 12, 2014. It represents the Company’s eleventh consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

In April 2014, the Company’s Board of Directors approved the Company’s 2014 Equity Compensation Plan (the “2014 Plan”) as defined below, subject to shareholder approval, which provides for the same types of awards as the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) which expired in October 2013. Conditional upon its approval by shareholders, the 2014 Plan would have 1,200,000 shares available to be issued pursuant to stock options or restricted stock grants, with not more than 1,000,000 of such shares available for issuance as restricted stock grants.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Form 10-K for the year ended December 31, 2013 filed with the SEC. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

▪	availability, terms and deployment of funding and capital;
▪	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;
▪	the degree and nature of our competition;
▪	availability and retention of qualified personnel;
▪	general volatility of the capital markets; and
▪	the factors set forth in the section captioned “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2013 filed with the SEC.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

Overview

Founded in 1997, we are a nationwide provider of equipment financing solutions, primarily to small and mid-sized businesses. We were founded in 1997. We finance over 100 categories of commercial equipment important to the typical small and mid-sized business customer, including copiers, computers and software, security systems, telecommunications equipment and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and national account programs, as well as through direct solicitation of our end user customers and through relationships with select lease brokers.

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2014, our lease portfolio consisted of approximately 75,017 accounts with an average original term of 46 months and average original transaction size of approximately $13,100.

At March 31, 2014, we had $741.0 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $600.5 million at March 31, 2014.

We generally reach our lessees through a network of independent equipment dealers, equipment manufacturers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the Three Months Ended March 31,
		As of or For the Year Ended December 31,
	2014	2013	2012	2011	2010	2009
Number of sales account executives	117	124	114	93	87	38
Number of originating sources(1)	1,001	1,173	1,117	827	604	465

(1) Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended March 31, 2014, our annualized net credit losses were 1.38% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 68% of our lease portfolio at March 31, 2014 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed-rate FDIC-insured deposits, raised nationally by MBB. The Company also maintains a variable-rate long-term loan facility. As of March 31, 2014 the variable-rate long term loan facility did not have a balance. Historically, leases were funded through variable-rate facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations were accounted for as on-balance sheet transactions and, therefore, we did not recognize gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations primarily through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of March 31, 2014, total MBB deposits were $538.2 million, compared to $503.0 million at December 31, 2013. We had no outstanding secured borrowings as of both March 31, 2014 and December 31, 2013.

Fixed rate leases not funded with deposits are financed with variable-rate debt. Therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous facilities, our current long-term loan facility does not require annual refinancing.

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active derivative agreements at March 31, 2014.

Although MBB primarily issues FDIC-insured deposits to fulfill its current role as the Company’s primary funding source, in the future MBB may elect to offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

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

Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and emerging trends, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis. For example, underwriting guidelines may be adjusted from time to time in response to current economic conditions and/or portfolio performance trends. Such underwriting adjustments may be made to a variety of credit attributes, such as transaction size, asset type, industry (SIC code), geographic location, time in business and commercial credit scores. The impact of these underwriting adjustments is considered as one of the components in calculating the qualitative component of the allowance for credit losses. The total adjustments due to all qualitative factors increased the allowance for credit losses by approximately $0.1 million at March 31, 2014 and December 31, 2013, respectively.

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

At March 31, 2014, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2006 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009, which resulted in the recognition of a net tax receivable of approximately $15.4 million as originally discussed in Note 13 to the Company’s Form 10-K for December 31, 2010. During 2013, the examination of the federal amended returns was completed. Due to the receipt of federal and state amended tax return refunds, the Company has a net tax payable of $0.6 million primarily for the interest earned on these refunds.

The Company records penalties and accrued interest related to taxes, including penalties and interest related to uncertain tax positions, in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2014 and March 31, 2013

Net income.  Net income of $4.6 million was reported for the three-month period ended March 31, 2014, resulting in diluted EPS of $0.36, compared to net income of $3.7 million and diluted EPS of $0.28 for the three-month period ended March 31, 2013.

Return on average assets was 2.58% for the three-month period ended March 31, 2014, compared to a return of 2.38% for the three-month period ended March 31, 2013. Return on average equity was 11.31% for the three-month period ended March 31, 2014, compared to a return of 8.35% for the three-month period ended March 31, 2013.

Overall, our average net investment in total finance receivables for the three-month period ended March 31, 2014 increased 17.3% to $589.9 million, compared to $502.9 million for the three-month period ended March 31, 2013. This change was primarily due to the increasing origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at March 31, 2014 was $600.5 million, an increase of $3.4 million, or 0.6%, from $597.1 million at December 31, 2013.

During the three months ended March 31, 2014, we generated 5,385 new leases with a cost of $74.0 million, compared to 6,293 new leases with a cost of $80.9 million generated for the three months ended March 31, 2013. Sales staffing levels decreased from 118 sales account executives at March 31, 2013 to 117 sales account executives at March 31, 2014. Approval rates remained stable at 65% for the quarter ended March 31, 2014, compared to 67% for the quarter ended March 31, 2013.

For the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, net interest and fee income increased $2.2 million, or 12.9%, primarily due to a 17.3% increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses decreased $0.5 million, or 22.7%, to $1.7 million for the three-month period ended March 31, 2014 from $2.2 million for the same period in 2013, primarily due to declining lease delinquency balances in the 31 day delinquency category partially offset by increases in both net charge-offs and the allowance for credit losses resulting from portfolio growth, the ongoing seasoning of the portfolio and the mix of credit profiles.

Average balances and net interest margin.  The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31,
	2014			2013

	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$109,721	$32	0.12%	$71,428	$18	0.10%
Restricted interest-earning deposits with banks	1,295	-	0.01	7,631	-	0.01
Securities available for sale	5,455	60	4.38	4,847	21	1.72
Net investment in leases(3)	588,730	16,634	11.30	502,330	15,011	11.95
Loans receivable(3)	1,192	11	3.58	520	7	5.02

Total interest-earning assets	706,393	16,737	9.48	586,756	15,057	10.26

Non-interest-earning assets:
Cash and due from banks	640			171
Property and equipment, net	2,247			1,943
Property tax receivables	118			203
Other assets(4)	11,397			25,173

Total non-interest-earning assets	14,402			27,490

Total assets	$720,795			$614,246

Interest-bearing liabilities:
Certificate of Deposits(5)	$511,931	$1,155	0.90%	401,337	$950	0.95%
Money Market Deposits(5)	13,993	9	0.25	—	—	—
Long-term borrowings(5)	—	17	—	9,441	306	12.97

Total interest-bearing liabilities	525,924	1,181	0.90	410,778	1,256	1.23

Non-interest-bearing liabilities:
Sales and property taxes payable	2,853			3,887
Accounts payable and accrued expenses	9,231			6,048
Net deferred income tax liability	18,535			18,533

Total non-interest-bearing liabilities	30,619			28,468

Total liabilities	556,543			439,246

Stockholders’ equity	164,252			175,000

Total liabilities and stockholders’ equity	$720,795			$614,246

Net interest income		$15,556			$13,801
Interest rate spread(6)			8.58%			9.03%
Net interest margin(7)			8.81%			9.41%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.31%			142.84%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended March 31, 2014 Compared To Three Months Ended March 31, 2013
	Increase (Decrease) Due To:

	Volume(1)	Rate(1)	Total

	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$11	$3	$14
Restricted interest-earning deposits with banks	—	—	—
Securities available for sale	3	36	39
Net investment in leases	2,475	(852)	1,623
Loans receivable	7	(3)	4
Total interest income	2,899	(1,219)	1,680

Interest expense:
Certificate of Deposits	251	(46)	205
Money Market Deposits	9	—	9
Long-term borrowings	(289)	—	(289)
Total interest expense	304	(379)	(75)

Net interest income	2,678	(923)	1,755

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

Net interest and fee margin.  The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31,
	2014	2013

	(Dollars in thousands)

Interest income	$16,737	$15,057
Fee income	3,685	3,175

Interest and fee income	20,422	18,232
Interest expense	1,181	1,256

Net interest and fee income	$19,241	$16,976

Average total finance receivables(1)	$589,922	$502,850

Annualized percent of average total finance receivables:
Interest income	11.35%	11.98%
Fee income	2.50	2.52

Interest and fee income	13.85	14.50
Interest expense	0.80	1.00

Net interest and fee margin	13.05%	13.50%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $2.2 million, or 12.9%, to $19.2 million for the three months ended March 31, 2014 from $17.0 million for the three months ended March 31, 2013. The annualized net interest and fee margin decreased 45 basis points to 13.05% in the three-month period ended March 31, 2014 from 13.50% for the same period in 2013.

Interest income, net of amortized initial direct costs and fees, increased $1.6 million, or 10.6%, to $16.7 million for the three-month period ended March 31, 2014 from $15.1 million for the three-month period ended March 31, 2013. The increase in interest income was principally due to the 17.3% increase in average total finance receivables, which increased $87.0 million to $589.9 million at March 31, 2014 from $502.9 million at March 31, 2013, partially offset by a decrease in average yield of 63 basis points. The increase in average total finance receivables was primarily due to the increasing origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying, primarily due to a change in mix of new origination types toward larger program opportunities. The weighted average implicit interest rate on new finance receivables originated decreased 102 basis points to 11.27% for the three-month period ended March 31, 2014, compared to 12.29% for the three-month period ended March 31, 2013.

Fee income increased $0.5 million to $3.7 million for the three-month period ended March 31, 2014, compared to $3.2 million for the three-month period ended March 31, 2013. Fee income included approximately $0.7 million of net residual income for the three-month periods ended March 31, 2014 and March 31, 2013, respectively.

Fee income also included approximately $2.6 million in late fee income for the three-month period ended March 31, 2014, which increased 23.8% from $2.1 million for the three-month period ended March 31, 2013. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, decreased 2 basis points to 2.50% for the three-month period ended March 31, 2014 from 2.52% for the same period in 2013. Late fees remained the largest component of fee income at 1.75% as an annualized percentage of average total finance receivables for the three-month period ended March 31, 2014, compared to 1.70% for the three-month period ended March 31, 2013. As an annualized percentage of average total finance receivables, net residual income was 0.47% for the three-month period ended March 31, 2014, compared to 0.59% for the three-month period ended March 31, 2013.

Interest expense decreased $0.1 million to $1.2 million for the three-month period ended March 31, 2014 from $1.3 million for the three-month period ended March 31, 2013. The decrease was primarily due to a shift in our funding mix from borrowings toward lower-cost deposits. Interest expense, as an annualized percentage of average total finance receivables, decreased 20 basis points to 0.80% for the three-month period ended March 31, 2014, from 1.00% for the same period in 2013.

For the three months ended March 31, 2014, there were no borrowings outstanding, compared to an average of $9.4 million at weighted average interest rate of 3.28% for the same period in 2013.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the MMDA Product. At March 31, 2014, brokered certificates of deposit represented approximately 62% of total deposits, while approximately 31% of total deposits were obtained from direct channels, and 7% were in the MMDA Product. Interest expense on deposits was $1.2 million, or 0.89% as an annualized percentage of average deposits, for the three-month period ended March 31, 2014. The average balance of deposits was $525.9 million for the three-month period ended March 31, 2014. Interest expense on deposits was $1.0 million, or 0.95% as an annualized percentage of average deposits, for the three-month period ended March 31, 2013. The average balance of deposits was $401.3 million for the three-month period ended March 31, 2013.

Insurance income. Insurance income increased $0.2 million to $1.3 million for the three-month period ended March 31, 2014 from $1.1 million for the three-month period ended March 31, 2013, primarily due to higher billings from higher total finance receivables.

Other income. Other income was $0.4 million for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense.  Salaries and benefits expense increased $0.6 million, or 9.1%, to $7.2 million for the three-month period ended March 31, 2014 from $6.6 million for the same period in 2013. The increase was primarily due to increased headcount. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.87% for the three-month period ended March 31, 2014 compared with 5.24% for the same period in 2013. Total personnel increased to 283 at March 31, 2014 from 272 at March 31, 2013, primarily due to increased staffing levels in the credit, marketing and collection teams.

General and administrative expense.  General and administrative expense increased $0.7 million, or 20.0%, to $4.2 million for the three months ended March 31, 2014 from $3.5 million for the same period in 2013. General and administrative expense as an annualized percentage of average total finance receivables was 2.84% for the three-month period ended March 31, 2014, compared to 2.82% for the three-month period ended March 31, 2013. Selected major components of general and administrative expense for the three-month period ended March 31, 2014 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.4 million of data processing expense and $0.3 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended March 31, 2013 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.4 million of data processing expense and $0.2 million of marketing expense. Expenses related to recruiting and temporary staffing increased $0.3 million to $0.4 million for the three months ended March 31, 2014 from $0.1 million for the same period in 2013.

Financing related costs.  Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.3 million for the three-month period ended March 31, 2014, compared to $0.2 million for the same period in 2013.

Provision for credit losses.  The provision for credit losses decreased $0.5 million, or 22.7%, to $1.7 million for the three months ended March 31, 2014 from $2.2 million for the same period in 2013, primarily due to declining lease delinquency balances in the 31 day delinquency category partially offset by the impact of portfolio growth, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. These factors affect the provision for credit losses because they impact both net charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $2.0 million for the three-month period ended March 31, 2014, compared to $1.6 million for the same period in 2013. The increase in net charge-offs was primarily due to portfolio growth, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.38% during the three-month period ended March 31, 2014, from 1.25% for the same period in 2013. The allowance for credit losses decreased to approximately $8.2 million at March 31, 2014, a decrease of $0.3 million from $8.5 million at December 31, 2013.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes.  Income tax expense of $2.9 million was recorded for the three-month period ended March 31, 2014, compared to an expense of $2.3 million for the same period in 2013. The change is primarily attributable to the change in pretax income recorded for the three-month period ended March 31, 2014. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.4% for the three-month period ended March 31, 2014, compared to 39.1% for the three-month period ended March 31, 2013. The change in the effective tax rate is primarily due to an increase in tax exempt interest on municipal leases and changes in the mix of projected pretax book income across the jurisdictions and entities.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $3.4 million, or 0.6%, to $600.5 million at March 31, 2014 from $597.1 million at December 31, 2013. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for the borrowing facility as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three-month periods ended March 31, 2014 and March 31, 2013, and the year ended December 31, 2013:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2014	2013	2013

	(Dollars in thousands)

Allowance for credit losses, beginning of period	$8,467	$6,488	$6,488

Charge-offs	(2,635)	(1,947)	(9,499)

Recoveries	595	379	1,861

Net charge-offs	(2,040)	(1,568)	(7,638)

Provision for credit losses	1,732	2,164	9,617

Allowance for credit losses, end of period(1)	$8,159	$7,084	$8,467

Annualized net charge-offs to average total finance receivables (2)	1.38%	1.25%	1.41%

Allowance for credit losses to total finance receivables, end of period (2)	1.36%	1.35%	1.42%

Average total finance receivables (2)	$589,922	$502,850	$540,717
Total finance receivables, end of period (2)	$598,590	$523,475	$595,253

Delinquencies greater than 60 days past due	$3,404	$3,415	$3,204
Delinquencies greater than 60 days past due (3)	0.50%	0.57%	0.47%

Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	239.69%	207.44%	264.26%

Non-accrual leases and loans, end of period	$1,686	$1,628	$1,665

Renegotiated leases and loans, end of period	$1,239	$917	$815
Accruing leases and loans past due 90 days or more	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$24	$23	$178
Interest income excluded on non-accrual leases and loans(5)	$21	$19	$20

(1)	At March 31, 2014, December 31, 2013 and March 31, 2013, there was no allowance for credit losses allocated to loans.
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

Net charge-offs for the three months ended March 31, 2014 were $2.0 million (1.38% of average total finance receivables on an annualized basis), compared to $1.9 million (1.30% of average total finance receivables on an annualized basis) for the three months ended December 31, 2013 and $1.6 million (1.25% of average total finance receivables on an annualized basis) for the three months ended March 31, 2013. Approximately 39% of the increase from the first quarter of 2013 was due to a higher charge-off rate as a percentage of average total finance receivables, and approximately 61% of the increase was related to the growth in average total finance receivables. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.50% at March 31, 2014 and 0.47% at December 31, 2013, compared to 0.57% at March 31, 2013. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of March 31, 2014, approximately 68% of our leases were one dollar purchase option leases, 31% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of March 31, 2014, there were $27.7 million of residual assets retained on our Consolidated Balance Sheet, of which $22.2 million, or 80.1%, were related to copiers. As of December 31, 2013, there were $28.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.7 million, or 79.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of March 31, 2014 and December 31, 2013, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.7 million of net residual income for both three-month periods ended March 31, 2014 and March 31, 2013. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.2 million and $1.4 million for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. The decline in residual income was primarily due to fewer leases reaching the end of their original contractual terms, as a result of the lower originations during the 2008 to 2010 timeframe.

The net loss on residual values disposed at end of term totaled approximately $0.6 million and $0.7 million for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the three-month periods ended March 31, 2014 and March 31, 2013, respectively.

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

We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of external funding sources for our operations:

•	FDIC-insured deposits issued by our wholly-owned subsidiary, MBB;
•	borrowings under various bank facilities;
•	financing of leases and loans in various warehouse facilities (all of which have since been repaid in full); and
•	financing of leases through term note securitizations (all of which have been repaid in full).

Through the issuance of FDIC-insured deposits, MBB serves as the Company’s primary funding source. On February 23, 2014, MBB added the FDIC-insured MMDA Product as another source of deposit funding. This product is offered through participation in a partner bank’s insured savings account product to clients of that bank. It is a brokered account with a variable interest rate, recorded as a single deposit account at MBB. Over time, MBB may offer other products and services to the Company’s customer base. MBB is a Utah state-chartered, Federal Reserve member commercial bank. As such, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

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

Our strategy has generally included funding new originations, other than those funded by MBB, in the short-term with cash from operations or through borrowings under various loan facilities. Through 2010, we executed term note securitizations periodically to refinance and relieve the loan facilities. With the opening of MBB in 2008, we began to fund increasing amounts of new originations through the issuance of FDIC-insured deposits. Deposits issued by MBB represent our primary funding source for new originations.

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

As previously disclosed, the Company declared a dividend of $0.11 per share on February 5, 2014. The quarterly dividend was paid on February 27, 2014 to shareholders of record on the close of business on February 17, 2014, which resulted in a dividend payment of approximately $1.4 million. It represented the Company’s tenth consecutive quarterly cash dividend.

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

At March 31, 2014, we had approximately $85.0 million of available borrowing capacity in addition to available cash and cash equivalents of $118.6 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 3.24 to 1 at March 31, 2014 and 3.09 to 1 at December 31, 2013.

Net cash used in investing activities was $6.0 million for the three-month period ended March 31, 2014, compared to net cash used in investing activities of $25.3 million for the three-month period ended March 31, 2013. Investing activities primarily relate to leasing activities.

Net cash provided by financing activities was $32.6 million for the three-month period ended March 31, 2014, compared to net cash provided by financing activities of $30.0 million for the three-month period ended March 31, 2013. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $6.3 million for the three-month period ended March 31, 2014, compared to net cash provided by operating activities of $5.8 million for the three-month period ended March 31, 2013.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents.  Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using FDIC- insured deposits issued through MBB and, to a much lesser extent, advances under our long-term bank facility. Total cash and cash equivalents available as of March 31, 2014 totaled $118.6 million, compared to $85.7 million at December 31, 2013.

Restricted Interest-earning Deposits with Banks.  As of March 31, 2014, we also had $1.2 million of cash that was classified as restricted interest-earning deposits with banks, compared to $1.3 million at December 31, 2013. Restricted interest-earning deposits with banks consist primarily of trust accounts related to our secured debt facility. The decline in these balances in 2013 was generally due to the repayment of our borrowings.

Borrowings.  Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at March 31, 2014 and December 31, 2013. Information pertaining to our borrowing facilities is as follows:

	For the Three Months Ended March 31, 2014				As of March 31, 2014
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate (2)	Amount Outstanding	Weighted Average Rate (2)	Unused Capacity(1)

	(Dollars in thousands)
Federal funds purchased	$10,000	$—	$—	— %	$—	— %	$10,000

Long-term loan facilities	75,000	—	—	— %	—	— %	75,000

	$85,000		$—	— %	$—	— %	$85,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2014, MBB had $24.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $10.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $24.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $28.9 million of net investment in leases pledged at March 31, 2014.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. As previously disclosed, on June 26, 2012, certain provisions of the facility were amended and its maturity date was extended from October 9, 2012 to October 9, 2015. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility. However, there is no amount outstanding under the facility at March 31, 2014.

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

Some of the critical financial and credit quality covenants under our borrowing arrangement as of March 31, 2014 include:

	Actual(1)	Requirement
Debt-to-equity ratio maximum	3.24 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0 to 1	5.0 to 1
Maximum portfolio delinquency ratio	0.50%	3.50%
Maximum gross charge-off ratio	1.79%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the debt agreement, which may differ from ratios or amounts presented elsewhere in this document.

As of March 31, 2014, the Company was in compliance with the provisions of its secured borrowing arrangement.

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

At March 31, 2014, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.68%, 17.08% and 18.33%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively. At March 31, 2014, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 22.94%, 26.07% and 27.32%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at March 31, 2014 was $101.2 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. Following the expiration of MBB’s three-year de novo period, the Company has provided MBB with additional capital to support future growth of $25 million in 2011, $10 million in 2012, and $10 million in 2013.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to March 31, 2014

The Company declared a dividend of $0.11 per share on April 30, 2014. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.4 million, is scheduled to be paid on May 22, 2014 to shareholders of record on the close of business on May 12, 2014. It represents the Company’s eleventh consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

In April 2014, the Company’s Board of Directors approved the Company’s 2014 Plan, subject to shareholder approval, which provides for the same types of equity compensation awards as the 2003 Plan. Conditional upon its approval by shareholders, the 2014 Plan would have 1,200,000 shares available to be issued pursuant to stock options or restricted stock grants, with not more than 1,000,000 of such shares available for issuance as restricted stock grants.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of March 31, 2014 were as follows:

	Contractual Obligations as of March 31, 2014
Period Ending December 31,	Deposits	Contractual Interest Payments(1)	Operating Leases	Leased Facilities	Capital Leases	Total

	(Dollars in thousands)
2014	$164,865	$2,649	$3	$1,074	$76	$168,667
2015	164,884	2,464	—	1,234	102	168,684
2016	94,867	1,448	—	1,246	102	97,663
2017	52,371	724	—	1,263	77	54,435
2018	14,984	318	—	1,279	—	16,581
Thereafter	9,090	17	—	1,755	—	10,862

Total	$501,061	$7,620	$3	$7,851	$357	$516,892

(1)	Includes interest on deposits and borrowings.

There were no off-balance sheet arrangements requiring disclosure at March 31, 2014.

MARKET INTEREST RATE RISK AND SENSITIVITY

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets primarily with fixed interest certificates of deposit issued by MBB, and to a lesser extent through the variable rate MMDA Product at MBB.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance is effective interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material impact on our business, financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. During the three-month period ended March 31, 2014, the Company did not repurchase any shares of its common stock in the open market.

In addition to the repurchases described above, pursuant to the 2003 Equity Plan, participants may have shares withheld to cover income taxes. There were 65,075 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three-month period ended March 31, 2014, at an average cost of $22.99 per share. At March 31, 2014, the Company had $5.1 million remaining in its stock repurchase plan authorized by the Board of Directors.

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

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

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

Date: May 2, 2014