Form 10-Q
period 2014-06-30
MARLIN BUSINESS SERVICES CORP
filed 2014-08-01
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Yes ☐    No ☑

At July 22, 2014, 12,913,690 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2014

RULE 13a-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

RULE 13a-14(a) CERTIFICATION OF CHIEF FINANCIAL OFFICER

RULE 13a-14(b) CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PART I. Financial Information

Item 1.  Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013

	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$3,382	$3,534
Interest-earning deposits with banks	95,230	82,119

Total cash and cash equivalents	98,612	85,653
Restricted interest-earning deposits with banks	963	1,273
Securities available for sale (amortized cost of $5.8 million and $5.8 million at June 30, 2014 and December 31, 2013, respectively)	5,634	5,387
Net investment in leases and loans	615,132	597,075
Property and equipment, net	2,447	2,265
Property tax receivables	4,834	377
Other assets	8,623	10,177

Total assets	$736,245	$702,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$531,930	$503,038
Other liabilities:
Sales and property taxes payable	7,082	4,035
Accounts payable and accrued expenses	11,229	14,220
Net deferred income tax liability	17,702	17,876

Total liabilities	567,943	539,169

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,922,422 and 12,994,758 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	129	130
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	90,117	91,730
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive (loss)	(106)	(257)
Retained earnings	78,164	71,437

Total stockholders’ equity	168,302	163,038

Total liabilities and stockholders’ equity	$736,245	$702,207

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Dollars in thousands, except per-share data)

Interest income	$16,740	$15,732	$33,477	$30,789
Fee income	3,450	3,148	7,135	6,323

Interest and fee income	20,190	18,880	40,612	37,112
Interest expense	1,216	1,166	2,397	2,422

Net interest and fee income	18,974	17,714	38,215	34,690
Provision for credit losses	2,124	1,893	3,856	4,057

Net interest and fee income after provision for credit losses	16,850	15,821	34,359	30,633

Other income:
Insurance income	1,338	1,246	2,655	2,386
Loss on derivatives	—	(2)	—	(2)
Other income	394	400	776	814

Other income	1,732	1,644	3,431	3,198

Other expense:
Salaries and benefits	6,463	6,355	13,649	12,942
General and administrative	3,969	3,900	8,158	7,443
Financing related costs	293	274	583	513

Other expense	10,725	10,529	22,390	20,898

Income before income taxes	7,857	6,936	15,400	12,933
Income tax expense	2,921	2,469	5,821	4,815

Net income	$4,936	$4,467	$9,579	$8,118

Basic earnings per share	$0.38	$0.35	$0.74	$0.63
Diluted earnings per share	$0.38	$0.34	$0.74	$0.63

Cash dividends declared and paid per share	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Dollars in thousands)

Net income	$4,936	$4,467	$9,579	$8,118

Other comprehensive income (loss):

Increase (decrease) in fair value of securities available for sale	137	(312)	247	(335)

Tax effect	(52)	119	(96)	128

Total other comprehensive income (loss)	85	(193)	151	(207)

Comprehensive income	$5,021	$4,274	$9,730	$7,911

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
		Common	Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity

	(Dollars in thousands)

Balance, December 31, 2012	12,774,829	$128	$87,494	$(2)	$55	$86,575	$174,250
Issuance of common stock	14,727	—	270	—	—	—	270

Repurchase of common stock	(53,988)	(1)	(1,167)	—	—	—	(1,168)
Exercise of stock options	127,957	1	1,523	—	—	—	1,524
Excess tax benefits from stock-based payment arrangements	—	—	1,052	—	—	—	1,052
Stock option compensation recognized	—	—	188	—	—	—	188
Restricted stock grant	131,233	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	2,372	—	—	—	2,372
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(312)	—	(312)
Net income	—	—	—	—	—	16,231	16,231
Cash dividends paid	—	—	—	—	—	(31,369)	(31,369)

Balance, December 31, 2013	12,994,758	$130	$91,730	$(2)	$(257)	$71,437	$163,038
Issuance of common stock	7,795	—	135	—	—	—	135
Repurchase of common stock	(180,161)	(2)	(3,760)	—	—	—	(3,762)
Exercise of stock options	3,772	—	63	—	—	—	63
Excess tax benefits from stock-based payment arrangements	—	—	624	—	—	—	624
Stock option compensation recognized	—	—	7	—	—	—	7
Restricted stock grant (cancelation)	96,258	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	1,319	—	—	—	1,319
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	151	—	151
Net income	—	—	—	—	—	9,579	9,579
Cash dividends paid	—	—	—	—	—	(2,852)	(2,852)

Balance, June 30, 2014	12,922,422	$129	$90,117	$(2)	$(106)	$78,164	$168,302

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013

	(Dollars in thousands)

Cash flows from operating activities:
Net income	$9,579	$8,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	769	1,083
Stock-based compensation	1,326	1,199
Excess tax benefits from stock-based payment arrangements	(624)	(850)
Change in fair value of derivatives	—	2
Provision for credit losses	3,856	4,057
Net deferred income taxes	(294)	(352)
Amortization of deferred initial direct costs and fees	3,618	3,259
Deferred initial direct costs and fees	(3,464)	(3,889)
Loss on equipment disposed	991	1,229
Effect of changes in other operating items:
Other assets	(2,567)	(3,635)
Other liabilities	97	1,761

Net cash provided by operating activities	13,287	11,982

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(163,276)	(172,484)
Principal collections on leases and loans	138,359	112,876
Security deposits collected, net of refunds	29	(103)
Proceeds from the sale of equipment	1,830	1,764
Acquisitions of property and equipment	(677)	(625)
Change in restricted interest-earning deposits with banks	310	1,734
Purchases of securities available for sale, net	(3)	(1,034)

Net cash (used in) investing activities	(23,428)	(57,872)

Cash flows from financing activities:
Increase in deposits	28,892	83,328
Bank facility repayments	—	(14,493)
Issuances of common stock	135	140
Repurchases of common stock	(3,762)	(1,077)
Dividends paid	(2,852)	(2,556)
Exercise of stock options	63	558
Excess tax benefits from stock-based payment arrangements	624	850

Net cash provided by financing activities	23,100	66,750

Net increase in total cash and cash equivalents	12,959	20,860
Total cash and cash equivalents, beginning of period	85,653	64,970

Total cash and cash equivalents, end of period	$98,612	$85,830

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$2,070	$1,757
Net cash paid for income taxes	$4,780	$4,394

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – The Company

Description

Marlin Business Services Corp. (“Company”) is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act. The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation, the Company provides equipment financing solutions nationwide, primarily to small and mid-sized businesses in a segment of the equipment leasing market commonly referred to in the industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers, including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary, which enables us to reinsure the property insurance coverage for the equipment financed by Marlin Leasing Corporation and Marlin Business Bank for our end user customers. Effective March 12, 2008, the Company opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits. The Company is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at June 30, 2014 and the results of operations for the three- and six-month periods ended June 30, 2014 and 2013, and cash flows for the six-month periods ended June 30, 2014 and 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2014. The consolidated results of operations for the three- and six-month periods ended June 30, 2014 and 2013 and the consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

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

Cash and Cash Equivalents. Cash and cash equivalents include cash and interest-bearing money market funds. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At June 30, 2014, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2006 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009, which resulted in the recognition of a net tax receivable of approximately $15.4 million as originally discussed in Note 13 to the Company’s Form 10-K for the year ended December 31, 2010. During 2013, the examination of the federal amended returns was completed. Due to the receipt of federal and certain state amended tax return refunds and interest, as of June 30, 2014, the Company has a net receivable balance of $0.2 million. The receivable represents remaining expected state returns and interest earned on these refunds, net of the related federal impact.

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

Recent Accounting Pronouncements. In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Under the new guidance, it is required that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance also requires that the performance target not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of the new requirements is not expected to have a material impact on the consolidated balance sheet, statement of operations, or statement of cash flows of the Company.

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	June 30, 2014	December 31, 2013

	(Dollars in thousands)

Minimum lease payments receivable	$ 697,544	$ 682,081
Estimated residual value of equipment	27,518	28,396
Unearned lease income, net of initial direct costs and fees deferred	(100,821)	(103,258)
Security deposits	(2,660)	(2,631)
Loans, including unamortized deferred fees and costs	1,276	954
Allowance for credit losses	(7,725)	(8,467)

	$ 615,132	$ 597,075

At June 30, 2014, a total of $9.1 million of minimum lease payments receivable is assigned as collateral for the borrowing facility. At June 30, 2014, there is no amount outstanding under this borrowing facility and the unused borrowing capacity is $75.0 million. In addition, $30.9 million in net investment in leases is pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs net of fees deferred were $10.1 million and $10.3 million as of June 30, 2014 and December 31, 2013, respectively. Initial direct costs are netted in unearned income and will be amortized to income using the effective interest method. At June 30, 2014 and December 31, 2013, $22.0 million and $22.7 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of June 30, 2014:

	Minimum Lease Payments Receivable	Income Amortization

	(Dollars in thousands)

Period Ending December 31,
2014	$156,005	$30,199
2015	247,911	39,661
2016	160,419	20,085
2017	87,337	8,328
2018	39,055	2,340
Thereafter	6,817	208

	$697,544	$100,821

As of June 30, 2014 and December 31, 2013, the Company maintained total finance receivables which were on a non-accrual basis of $1.9 million and $1.7 million, respectively. As of June 30, 2014 and December 31, 2013, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $1.2 million and $0.8 million, respectively. (See Note 4 for income recognition on leases and loans and additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2014	2013	2014	2013	2013

	(Dollars in thousands)

Allowance for credit losses, beginning of period	$8,159	$7,084	$8,467	$6,488	$6,488

Charge-offs	(3,104)	(2,472)	(5,739)	(4,419)	(9,499)

Recoveries	546	414	1,141	793	1,861

Net charge-offs	(2,558)	(2,058)	(4,598)	(3,626)	(7,638)

Provision for credit losses	2,124	1,893	3,856	4,057	9,617

Allowance for credit losses, end of period(1)	$7,725	$6,919	$7,725	$6,919	$8,467

Annualized net charge-offs to average total finance receivables (2)	1.71%	1.55%	1.55%	1.40%	1.41%

Allowance for credit losses to total finance receivables, end of period (2)	1.26%	1.25%	1.26%	1.25%	1.42%

Average total finance receivables (2)	$599,413	$530,463	$594,668	$516,656	$540,717

Total finance receivables, end of period (2)	$612,722	$553,296	$612,722	$553,296	$595,253

Delinquencies greater than 60 days past due	$3,544	$3,179	$3,544	$3,179	$3,204
Delinquencies greater than 60 days past due (3)	0.51%	0.50%	0.51%	0.50%	0.47%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	217.97%	217.65%	217.97%	217.65%	264.26%

Non-accrual leases and loans, end of period	$1,903	$1,610	$1,903	$1,610	$1,665

Renegotiated leases and loans, end of period	$1,166	$902	$1,166	$902	$815

(1)	At June 30, 2014, December 31, 2013 and June 30, 2013, there was no allowance for credit losses allocated to loans.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At June 30, 2014, December 31, 2013 and June 30, 2013, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended June 30, 2014 were $2.6 million (1.71% of average total finance receivables on an annualized basis), compared to $2.0 million (1.38% of average total finance receivables on an annualized basis) for the three-month period ended March 31, 2014 and $2.1 million (1.55% of average total finance receivables on an annualized basis) for the three-month period ended June 30, 2013. The increase in net charge-offs during the three-month period ended June 30, 2014 compared to 2013 is primarily due to the growth in average total finance receivables, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Our key credit quality indicator is delinquency status.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	June 30, 2014	December 31, 2013

	(Dollars in thousands)

Accrued fees receivable	$ 1,832	$ 2,062
Deferred transaction costs	75	110
Prepaid expenses	1,341	2,011
Income taxes receivable	1,897	2,580
Other	3,478	3,414

	$ 8,623	$ 10,177

During the fourth quarter of 2010, the Company completed an analysis of its deferred tax assets and liabilities. As a result of that analysis, the Company determined that it had over-reported lease revenues in its previously filed federal and state income tax returns. As a result of the planned amendments for the years 2006 through 2009 to claim appropriate refunds, during the fourth quarter of 2010 the Company increased its current income taxes receivable by $15.4 million and recognized a current tax benefit of approximately $0.5 million to reflect interest receivable on such amended returns. During 2011, the Company filed the amended income tax returns for the expected refunds. During 2013, the examination of the federal amended returns was completed. Due to the receipt of federal and certain state amended tax return refunds and interest, as of June 30, 2014, the Company has a net receivable balance of $0.2 million. The receivable represents remaining expected state returns and interest earned on these refunds, net of the related federal impact.

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents of Utah and surrounding states. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At June 30, 2014, MBB had an unfunded commitment of $0.8 million for this activity. Unless renewed prior to termination, MBB’s one-year commitment to the consortium will expire in September 2014.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of June 30, 2014, the Company leases all five of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Sherwood, Oregon. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of June 30, 2014:

	Future Minimum Lease Payment Obligations
	Capital	Operating
Period Ending December 31,	Leases	Leases	Total

	(Dollars in thousands)
2014	$51	$678	$729
2015	102	1,234	1,336
2016	102	1,246	1,348
2017	77	1,263	1,340
2018	—	1,279	1,279
Thereafter	—	1,755	1,755

Total minimum lease payments	$332	$7,455	$7,787

Less: amount representing interest	(29)

Present value of minimum lease payments	$303

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

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. On February 23, 2014, MBB began offering FDIC-insured money market deposit accounts (“the MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of June 30, 2014 money market deposit accounts totaled $37.0 million.

As of June 30, 2014, the remaining scheduled maturities of deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)

Period Ending December 31,
2014	$104,971
2015	177,770
2016	107,780
2017	71,807
2018	18,610
Thereafter	14,028

Total	$494,966

Certificates of deposits are time deposits issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at June 30, 2014 was 0.88%.

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

The Company’s balances measured at fair value on a recurring basis include the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2

(Dollars in thousands)
Assets
Securities available for sale	$3,226	$2,408	$3,140	$2,247

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)

Financial Assets
Cash and cash equivalents	$98,612	$98,612	$85,653	$85,653
Restricted interest-earning deposits with banks	963	963	1,273	1,273
Securities available for sale	5,634	5,634	5,387	5,387
Loans	1,276	1,276	954	954

Financial Liabilities
Deposits	531,930	532,139	503,038	502,937

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a) Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of June 30, 2014 and December 31, 2013, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

(b) Restricted Interest-Earning Deposits with Banks

The Company maintains interest-earning trust accounts related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at June 30, 2014 and December 31, 2013. This fair value measurement is classified as Level 1.

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

(d) Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents of Utah and surrounding states. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of the Company’s loans approximates the carrying amount at June 30, 2014 and December 31, 2013. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2.

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

NOTE 9 – Earnings Per Share

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

	(Dollars in thousands, except per-share data)

Basic EPS

Net income	$4,936	$4,467	$9,579	$8,118

Less: net income allocated to participating securities	(115)	(175)	(274)	(310)

Net income allocated to common stock	$4,821	$4,292	$9,305	$7,808

Weighted average common shares outstanding	12,891,889	12,877,594	12,929,895	12,838,969

Less: Unvested restricted stock awards considered participating securities	(309,576)	(511,972)	(365,300)	(504,983)

Adjusted weighted average common shares used in computing basic EPS	12,582,313	12,365,622	12,564,595	12,333,986

Basic EPS	$0.38	$0.35	$0.74	$0.63

Diluted EPS

Net income allocated to common stock	$4,821	$4,292	$9,305	$7,808

Adjusted weighted average common shares used in computing basic EPS	12,582,313	12,365,622	12,564,595	12,333,986

Add: Effect of dilutive stock options	53,207	96,270	60,104	95,173

Adjusted weighted average common shares used in computing diluted EPS	12,635,520	12,461,892	12,624,699	12,429,159

Diluted EPS	$0.38	$0.34	$0.74	$0.63

For the three-month periods ended June 30, 2014 and June 30, 2013, options to purchase 17,222 and 23,098 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

For the six-month periods ended June 30, 2014 and June 30, 2013, options to purchase 15,698 and 23,098 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

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

During the three- and six month periods ended June 30, 2014, the Company purchased 113,884 shares of its common stock at an average cost of $19.66. During the three-month period ended June 30, 2013, the Company did not repurchase any shares of its common stock in the open market. The Company purchased 231 shares of its common stock at an average cost of $18.52 during the six month period ended June 30, 2013. At June 30, 2014, the Company had $2.9 million remaining in its stock repurchase plan authorized by the Board of Directors.

In addition to the repurchases described above participants in the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. There were 1,202 and 66,277 shares repurchased to cover income tax withholding pursuant to the 2003 Plan during the three- and six-month periods ended June 30, 2014, at average per-share costs of $19.88 and $22.94, respectively. There were 7,073 and 49,740 shares repurchased to cover income tax withholding during the three- and six-month periods ended June 30, 2013, at average per-share costs of $23.42 and $21.55, respectively.

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

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s Tier 1 Capital balance at June 30, 2014 was $106.3 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At June 30, 2014, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at June 30, 2014.

	Actual		Minimum Capital Requirement			Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio	(1)	Amount	Ratio		Amount

	(Dollars in thousands)

Tier 1 Leverage Capital

Marlin Business Services Corp.	22.81%	$168,364	4%		$29,522	5%		$36,902

Marlin Business Bank	15.99%	$106,288	5%		$33,236	5%		$33,236

Tier 1 Risk-based Capital

Marlin Business Services Corp.	25.83%	$168,364	4%		$26,075	6%		$39,113

Marlin Business Bank	17.31%	$106,288	6%		$36,845	6%		$36,845

Total Risk-based Capital

Marlin Business Services Corp.	27.01%	$176,089	8%		$52,151	10%		$65,189

Marlin Business Bank	18.51%	$113,676	15%		$92,114	10%	(1)	$61,409

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 18.51% at June 30, 2014 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 11 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options or restricted stock grants is 1,200,000 with not more than 1,000,000 of such shares available for issuance as restricted stock grants. There were 1,090,550 shares available for future grants under the 2014 Plan as of June 30, 2014, of which 890,550 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $0.3 million for the three-month period ended June 30, 2014 and $0.4 million for the three-month period ended June 30, 2013. Total stock-based compensation expense was $1.3 million and $1.2 million for the six-month periods ended June 30, 2014 and June 30, 2013, respectively. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.6 million and $0.9 million for the six-month periods ended June 30, 2014 and June 30, 2013, respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company and provide for accelerated vesting if there is a change in control as defined in the 2014 Plan. Employee stock options generally vest over four years.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during the three-month and six-month periods ended June 30, 2014 and June 30, 2013, respectively.

A summary of option activity for the six-month period ended June 30, 2014 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share

Outstanding, December 31, 2013	218,917	$10.40

Granted	—	—

Exercised	(3,772)	16.54

Forfeited	—	—

Expired	(11,097)	13.10

Outstanding, June 30, 2014	204,048	10.14

During each of the three-month periods ended June 30, 2014 and June 30, 2013, the Company recognized total compensation expense related to options of less than $0.1 million. During each of the six-month periods ended June 30, 2014 and June 30, 2013, the Company recognized total compensation expense related to options of less than $0.1 million.

There were 2,488 and 29,225 stock options exercised during the three-month periods ended June 30, 2014 and June 30, 2013, respectively. The total pretax intrinsic values of stock options exercised were less than $0.1 million and $0.3 million for the three-month periods ended June 30, 2014 and June 30, 2013, respectively.

The total pretax intrinsic values of stock options exercised were less than $0.1 million and $0.5 million for the six-month periods ended June 30, 2014 and June 30, 2013, respectively. There were no related tax benefits realized from the exercise of stock options for the six-month period ended June 30, 2014. The related tax benefits realized from the exercise of stock options for the six-month period ended June 30, 2013 were $0.2 million.

The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2014:

Options Outstanding					Options Exercisable

		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate

		Average	Average	Intrinsic		Average	Average	Intrinsic

Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value

Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)

$7.17 - 9.52	136,905	0.8	$9.03	$1,254	59,373	1.1	$8.38	$582

$12.08 - 12.41	66,796	2.9	12.39	387	51,098	2.9	12.38	297

$14.00	347	0.4	14.00	1	347	0.4	14.00	1

	204,048	1.5	10.14	$1,642	110,818	1.9	10.24	$880

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.19 as of June 30, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2014, there was no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations based on the most probable performance assumptions. As of June 30, 2014, $0.5 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 1.6 years.

Restricted Stock Awards

Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The vesting period for restricted stock awards generally ranges from three to 10 years. All awards issued contain service conditions based on the participant’s continued service with the Company and provide for accelerated vesting if there is a change in control as defined in the 2014 Plan.

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

Of the total restricted stock awards granted during the six-month period ended June 30, 2014, 43,934 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2013 and 2014 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the six months ended June 30, 2014:

		Weighted

		Average

		Grant-Date

Non-vested restricted stock	Shares	Fair Value

Outstanding at December 31, 2013	494,462	$14.67

Granted	109,550	18.70

Vested	(210,944)	14.85

Forfeited	(13,292)	19.38

Outstanding at June 30, 2014	379,776	15.57

During the three-month periods ended June 30, 2014 and June 30, 2013, the Company granted restricted stock awards with grant date fair values totaling $2.0 million and $0.4 million, respectively. During the six-month periods ended June 30, 2014 and June 30, 2013, the Company granted restricted stock awards with grant date fair values totaling $2.0 million and $2.5 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.3 million and $0.4 million of compensation expense related to restricted stock for the three-month periods ended June 30, 2014 and June 30, 2013, respectively. The Company recognized $1.3 million and $1.2 million of compensation expense related to restricted stock for the six-month periods ended June 30, 2014 and June 30, 2013, respectively.

Of the $1.3 million total compensation expense related to restricted stock for the six-month period ended June 30, 2014, approximately $0.6 million related to accelerated vesting during the first quarter of 2014, based on achievement of certain performance criteria determined annually. Of the $1.2 million total compensation expense related to restricted stock for the six-month period ended June 30, 2013, approximately $0.4 million related to accelerated vesting during the first quarter of 2013, which was also based on the achievement of certain performance criteria determined annually.

As of June 30, 2014, there was $4.2 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.2 years. In the event individual performance targets are achieved, $1.6 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.4 years. In addition, certain of the awards granted may result in the issuance of 44,875 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended June 30, 2014 and June 30, 2013 was $0.5 million and $0.6 million, respectively. The fair value of shares that vested during the six-month periods ended June 30, 2014 and June 30, 2013 was $4.7 million and $3.2 million, respectively.

NOTE 12 – Subsequent Events

The Company declared a dividend of $0.125 per share on July 29, 2014. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.6 million, is scheduled to be paid on August 21, 2014 to shareholders of record on the close of business on August 11, 2014. It represents the Company’s twelfth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On July 29, 2014, the Company announced that its Board of Directors has authorized a stock repurchase program of up to $15 million of its outstanding shares of common stock, replacing the stock repurchase program established in November 2007.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

¡	availability, terms and deployment of funding and capital;
¡	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;
¡	the degree and nature of our competition;
¡	availability and retention of qualified personnel;
¡	general volatility of the capital markets; and
¡	the factors set forth in the section captioned “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At June 30, 2014, our lease portfolio consisted of approximately 76,148 accounts with an average original term of 47 months and average original transaction size of approximately $13,300.

At June 30, 2014, we had $736.2 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $615.1 million at June 30, 2014.

We generally reach our lessees through a network of independent equipment dealers, equipment manufacturers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the

	Six Months

	Ended

	June 30,	As of or For the Year Ended December 31,

	2014	2013	2012	2011	2010	2009
Number of sales account executives	117	124	114	93	87	38
Number of originating sources(1)	1,099	1,173	1,117	827	604	465

(1) Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended June 30, 2014, our annualized net credit losses were 1.71% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 68% of our lease portfolio at June 30, 2014 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits, raised nationally by MBB. The Company also maintains a variable-rate long-term loan facility. As of June 30, 2014 the variable-rate long term loan facility did not have a balance. Historically, leases were funded through variable-rate facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations were accounted for as on-balance sheet transactions and, therefore, we did not recognize gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations primarily through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of June 30, 2014, total MBB deposits were $531.9 million, compared to $503.0 million at December 31, 2013. We had no outstanding secured borrowings as of both June 30, 2014 and December 31, 2013.

Fixed rate leases not funded with deposits may be financed with variable-rate funding sources, therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous facilities, our current long-term loan facility does not require annual refinancing.

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any derivative agreements at June 30, 2014.

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

Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and emerging trends, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis. For example, underwriting guidelines may be adjusted from time to time in response to current economic conditions and/or portfolio performance trends. Such underwriting adjustments may be made to a variety of credit attributes, such as transaction size, asset type, industry (SIC code), geographic location, time in business and commercial credit scores. The impact of these underwriting adjustments is considered as one of the components in calculating the qualitative component of the allowance for credit losses. The total adjustments due to all qualitative factors increased the allowance for credit losses by approximately $0.1 million at June 30, 2014 and December 31, 2013, respectively.

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

At June 30, 2014, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2006 through the present are subject to examination. The Company has amended its previously filed income tax returns for the years 2006 through 2009, which resulted in the recognition of a net tax receivable of approximately $15.4 million as originally discussed in Note 13 to the Company’s Form 10-K for December 31, 2010. During 2013, the examination of the federal amended returns was completed. Due to the receipt of federal and certain state amended tax return refunds and interest, as of June 30, 2014, the Company has a net receivable balance of $0.2 million. The receivable represents remaining expected state returns and interest earned on these refunds, net of the related federal impact.

The Company records penalties and accrued interest related to taxes, including penalties and interest related to uncertain tax positions, in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended June 30, 2014 and June 30, 2013

Net income. Net income of $4.9 million was reported for the three-month period ended June 30, 2014, resulting in diluted EPS of $0.38, compared to net income of $4.5 million and diluted EPS of $0.34 for the three-month period ended June 30, 2013.

Return on average assets was 2.69% for the three-month period ended June 30, 2014, compared to a return of 2.74% for the three-month period ended June 30, 2013. Return on average equity was 11.88% for the three-month period ended June 30, 2014, compared to a return of 9.98% for the three-month period ended June 30, 2013.

Overall, our average net investment in total finance receivables for the three-month period ended June 30, 2014 increased 13.0% to $599.4 million, compared to $530.5 million for the three-month period ended June 30, 2013. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at June 30, 2014 was $615.1 million, an increase of $18.0 million, or 3.0%, from $597.1 million at December 31, 2013.

During the three months ended June 30, 2014, we generated 6,423 new leases with a cost of $88.9 million, compared to 6,931 new leases with a cost of $91.4 million generated for the three months ended June 30, 2013. Sales staffing levels decreased from 121 sales account executives at June 30, 2013 to 117 sales account executives at June 30, 2014. Approval rates were 67% for each of the quarters ended June 30, 2014 and June 30, 2013.

For the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, net interest and fee income increased $1.3 million, or 7.3%, primarily due to a 13.0% increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses increased $0.2 million, or 10.5%, to $2.1 million for the three-month period ended June 30, 2014 from $1.9 million for the same period in 2013, primarily due to seasoning of the portfolio including a decline in balances in the 31-60 day delinquencies partially offset by the impact of portfolio growth.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2014 and June 30, 2013.

	Three Months Ended June 30,
	2014			2013

	(Dollars in thousands)

			Average			Average

	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$114,321	$40	0.14%	$75,903	$21	0.11%
Restricted interest-earning deposits with banks	1,106	-	0.01	2,213	-	0.01
Securities available for sale	5,549	31	2.20	5,832	25	1.70
Net investment in leases(3)	598,143	16,653	11.14	529,910	15,680	11.84
Loans receivable(3)	1,270	16	5.09	552	6	4.75

Total interest-earning assets	720,389	16,740	9.30	614,410	15,732	10.25

Non-interest-earning assets:
Cash and due from banks	116			1,132
Property and equipment, net	2,429			1,930
Property tax receivables	72			5,216
Other assets(4)	10,959			28,870

Total non-interest-earning assets	13,576			37,148

Total assets	$733,965			$651,558

Interest-bearing liabilities:
Certificate of Deposits(5)	$503,224	$1,175	0.93%	435,847	$1,093	1.00%
Money Market Deposits(5)	36,940	23	0.25	—	—	—
Long-term borrowings(5)	—	18	—	2,739	73	10.73

Total interest-bearing liabilities	540,164	1,216	0.89	438,586	1,166	1.06

Non-interest-bearing liabilities:
Sales and property taxes payable	2,601			8,303
Accounts payable and accrued expenses	7,045			6,384
Net deferred income tax liability	17,892			19,329

Total non-interest-bearing liabilities	27,538			34,016

Total liabilities	567,702			472,602

Stockholders’ equity	166,263			178,956

Total liabilities and stockholders’ equity	$733,965			$651,558

Net interest income		$15,524			$14,566
Interest rate spread(6)			8.41%			9.19%
Net interest margin(7)			8.62%			9.48%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.36%			140.09%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
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

	Three Months Ended June 30, 2014 Compared To
	Three Months Ended June 30, 2013
	Increase (Decrease) Due To:

	Volume(1)	Rate(1)	Total

	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$12	$7	$19
Restricted interest-earning deposits with banks	—	—	—
Securities available for sale	(1)	7	6
Net investment in leases	1,937	(964)	973
Loans receivable	9	1	10
Total interest income	2,550	(1,542)	1,008

Interest expense:
Certificate of Deposits	161	(79)	82
Money Market Deposits	23	—	23
Long-term borrowings	(55)	—	(55)
Total interest expense	246	(196)	50

Net interest income	2,362	(1,404)	958

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended June 30, 2014 and June 30, 2013.

	Three Months Ended June 30,
	2014	2013

	(Dollars in thousands)

Interest income	$16,740	$15,732

Fee income	3,450	3,148

Interest and fee income	20,190	18,880

Interest expense	1,216	1,166

Net interest and fee income	$18,974	$17,714

Average total finance receivables(1)	$599,413	$530,463

Annualized percent of average total finance receivables:

Interest income	11.17%	11.86%

Fee income	2.30	2.38

Interest and fee income	13.47	14.24

Interest expense	0.81	0.88

Net interest and fee margin	12.66%	13.36%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $1.3 million, or 7.3%, to $19.0 million for the three months ended June 30, 2014 from $17.7 million for the three months ended June 30, 2013. The annualized net interest and fee margin decreased 70 basis points to 12.66% in the three-month period ended June 30, 2014 from 13.36% for the same period in 2013.

Interest income, net of amortized initial direct costs and fees, increased $1.0 million, or 6.4%, to $16.7 million for the three-month period ended June 30, 2014 from $15.7 million for the three-month period ended June 30, 2013. The increase in interest income was principally due to the 13.0% increase in average total finance receivables, which increased $68.9 million to $599.4 million at June 30, 2014 from $530.5 million at June 30, 2013, partially offset by a decrease in average yield of 69 basis points. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying, primarily due to a change in mix of new origination types toward larger program opportunities. The weighted average implicit interest rate on new finance receivables originated decreased 99 basis points to 11.35% for the three-month period ended June 30, 2014, compared to 12.34% for the three-month period ended June 30, 2013.

Fee income increased $0.4 million to $3.5 million for the three-month period ended June 30, 2014, compared to $3.1 million for the three-month period ended June 30, 2013. Fee income included approximately $0.7 million of net residual income for the three-month periods ended June 30, 2014 and June 30, 2013, respectively.

Fee income also included approximately $2.2 million in late fee income for the three-month period ended June 30, 2014, which increased 4.8% from $2.1 million for the three-month period ended June 30, 2013. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, decreased 8 basis points to 2.30% for the three-month period ended June 30, 2014 from 2.38% for the same period in 2013. Late fees remained the largest component of fee income at 1.48% as an annualized percentage of average total finance receivables for the three-month period ended June 30, 2014, compared to 1.55% for the three-month period ended June 30, 2013. As an annualized percentage of average total finance receivables, net residual income was 0.44% for the three-month period ended June 30, 2014, compared to 0.54% for the three-month period ended June 30, 2013.

Interest expense was $1.2 million for the three-month period ended June 30, 2014 and June 30, 2013, respectively. Interest expense, as an annualized percentage of average total finance receivables, decreased 7 basis points to 0.81% for the three-month period ended June 30, 2014, from 0.88% for the same period in 2013.

For the three months ended June 30, 2014, there were no borrowings outstanding, compared to an average of $2.7 million at a weighted average interest rate of 3.03% for the same period in 2013.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the MMDA Product. At June 30, 2014, brokered certificates of deposit represented approximately 59% of total deposits, while approximately 34% of total deposits were obtained from direct channels, and 7% were in the MMDA Product. Interest expense on deposits was $1.2 million, or 0.88% as an annualized percentage of average deposits, for the three-month period ended June 30, 2014. The average balance of deposits was $540.2 million for the three-month period ended June 30, 2014. Interest expense on deposits was $1.1 million, or 1.00% as an annualized percentage of average deposits, for the three-month period ended June 30, 2013. The average balance of deposits was $435.8 million for the three-month period ended June 30, 2013.

Insurance income. Insurance income increased $0.1 million to $1.3 million for the three-month period ended June 30, 2014 from $1.2 million for the three-month period ended June 30, 2013, primarily due to higher billings from higher total finance receivables.

Other income. Other income was $0.4 million for the three-month periods ended June 30, 2014 and June 30, 2013, respectively. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $0.1 million, or 1.6%, to $6.5 million for the three-month period ended June 30, 2014 from $6.4 million for the same period in 2013. The increase was primarily due to annual salary adjustment. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.31% for the three-month period ended June 30, 2014 compared with 4.79% for the same period in 2013. Total personnel decreased to 279 at June 30, 2014 from 281 at June 30, 2013.

General and administrative expense. General and administrative expense increased $0.1 million, or 2.6%, to $4.0 million for the three months ended June 30, 2014 from $3.9 million for the same period in 2013. General and administrative expense as an annualized percentage of average total finance receivables was 2.65% for the three-month period ended June 30, 2014, compared to 2.94% for the three-month period ended June 30, 2013. Selected major components of general and administrative expense for the three-month period ended June 30, 2014 included $0.7 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.4 million of data processing expense and $0.3 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended June 30, 2013 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.4 million of data processing expense and $0.2 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.3 million for the three-month period ended June 30, 2014 and June 30, 2013, respectively.

Provision for credit losses. The provision for credit losses increased $0.2 million, or 10.5%, to $2.1 million for the three months ended June 30, 2014 from $1.9 million for the same period in 2013, primarily due to growth in the portfolio and stable delinquency ratios. Additional factors that have an impact on the provision for credit losses include the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles because they impact both the charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $2.6 million for the three-month period ended June 30, 2014, compared to $2.1 million for the same period in 2013. The increase in net charge-offs was primarily due to portfolio growth, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.71% during the three-month period ended June 30, 2014, from 1.55% for the same period in 2013. The allowance for credit losses decreased to approximately $7.7 million at June 30, 2014, a decrease of $0.8 million from $8.5 million at December 31, 2013.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $2.9 million was recorded for the three-month period ended June 30, 2014, compared to an expense of $2.5 million for the same period in 2013. The change is primarily attributable to the change in pretax income recorded for the three-month period ended June 30, 2014. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 37.2% for the three-month period ended June 30, 2014, compared to 35.6% for the three-month period ended June 30, 2013. The change in effective tax rate is primarily due to an adjustment of approximately $0.1 million related to interest receivable on the 2006 through 2009 amended tax return and changes in the mix of projected pretax book income across the jurisdictions and entities.

Comparison of the Six-Month Periods Ended June 30, 2014 and June 30, 2013

Net income. Net income of $9.6 million was reported for the six-month period ended June 30, 2014, resulting in diluted EPS of $0.74, compared to net income of $8.1 million and diluted EPS of $0.63 for the six-month period ended June 30, 2013.

Return on average assets was 2.63% for the six-month period ended June 30, 2014, compared to a return of 2.57% for the six-month period ended June 30, 2013. Return on average equity was 11.59% for the six-month period ended June 30, 2014, compared to a return of 9.17% for the six-month period ended June 30, 2013.

Overall, our average net investment in total finance receivables for the six-month period ended June 30, 2014 increased 15.1% to $594.7 million, compared to $516.7 million for the six-month period ended June 30, 2013. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at June 30, 2014 was $615.1 million, an increase of $18.0 million, or 3.0%, from $597.1 million at December 31, 2013.

During the six months ended June 30, 2014, we generated 11,808 new leases with a cost of $162.9 million, compared to 13,224 new leases with a cost of $172.4 million generated for the six months ended June 30, 2013. Sales staffing levels decreased from 121 sales account executives at June 30, 2013 to 117 sales account executives at June 30, 2014. Approval rates remained stable at 66% for the six-month period ended June 30, 2014, compared to 67% for the six-month period ended June 30, 2013.

For the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, net interest and fee income increased $3.5 million, or 10.1%, primarily due to a 15.1% increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses decreased $0.2 million, or 4.9%, to $3.9 million for the six-month period ended June 30, 2014 from $4.1 million for the same period in 2013, primarily due to seasoning of the portfolio including a decline in balances in the 31-60 day delinquencies partially offset by the impact of portfolio growth.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2014 and June 30, 2013.

	Six Months Ended June 30,
	2014			2013

	(Dollars in thousands)

	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:

Interest-earning deposits with banks	$111,019	$73	0.13%	$72,542	$39	0.11%

Restricted interest-earning deposits with banks	1,201	—	0.01	4,922	—	0.01

Securities available for sale	5,502	90	3.28	5,340	46	1.71

Net investment in leases(3)	593,436	33,287	11.22	516,120	30,691	11.89

Loans receivable(3)	1,231	27	4.36	536	13	4.88

Total interest-earning assets	712,389	33,477	9.40	599,460	30,789	10.27

Non-interest-earning assets:

Cash and due from banks	378			651

Property and equipment, net	2,338			1,937

Property tax receivables	95			2,739

Other assets(4)	12,292			27,007

Total non-interest-earning assets	15,103			32,334

Total assets	$727,492			$631,794

Interest-bearing liabilities:

Certificate of Deposits(5)	$507,482	$2,330	0.92%	417,469	$2,042	0.98%

Money Market Deposits	25,691	32	0.25	—	—	—

Long-term borrowings(5)	0	35	—	6,090	380	12.47

Total interest-bearing liabilities	533,173	2,397	0.90	423,559	2,422	1.15

Non-interest-bearing liabilities:

Sales and property taxes payable	2,727			6,121

Accounts payable and accrued expenses	8,138			6,216

Net deferred income tax liability	18,196			18,917

Total non-interest-bearing liabilities	29,061			31,254

Total liabilities	562,234			454,813

Stockholders’ equity	165,258			176,981

Total liabilities and stockholders’ equity	$727,492			$631,794

Net interest income		$31,080			$28,367

Interest rate spread(6)			8.50%			9.12%

Net interest margin(7)			8.73%			9.46%

Ratio of average interest-earning assets to average interest-bearing liabilities			133.61%			141.53%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
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

	Six Months Ended June 30, 2014 Compared To
	Six Months Ended June 30, 2013

	Increase (Decrease) Due To:

	Volume(1)	Rate(1)	Total

	(Dollars in thousands)

Interest income:
Interest-earning deposits with banks	$24	$10	$34
Securities available for sale	1	43	44
Net investment in leases	4,408	(1,812)	2,596
Loans receivable	15	(1)	14
Total interest income	5,460	(2,772)	2,688

Interest expense:
Certificate of Deposits	419	(131)	288
Money Market Deposits	32	-	32
Long-term borrowings	(345)	-	(345)
Total interest expense	553	(578)	(25)

Net interest income	5,049	(2,336)	2,713

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the six-month periods ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013

	(Dollars in thousands)

Interest income	$33,477	$30,789
Fee income	7,135	6,323

Interest and fee income	40,612	37,112
Interest expense	2,397	2,422

Net interest and fee income	$38,215	$34,690

Average total finance receivables(1)	$594,668	$516,656

Percent of average total finance receivables:
Interest income	11.26%	11.92%
Fee income	2.40	2.45

Interest and fee income	13.66	14.37
Interest expense	0.81	0.94

Net interest and fee margin	12.85%	13.43%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $3.5 million, or 10.1%, to $38.2 million for the six months ended June 30, 2014 from $34.7 million for the six months ended June 30, 2013. The annualized net interest and fee margin decreased 58 basis points to 12.85% in the six-month period ended June 30, 2014 from 13.43% for the same period in 2013.

Interest income, net of amortized initial direct costs and fees, increased $2.7 million, or 8.8%, to $33.5 million for the six-month period ended June 30, 2014 from $30.8 million for the six-month period ended June 30, 2013. The increase in interest income was principally due to a 15.1% increase in average total finance receivables, which increased $78.0 million to $594.7 million at June 30, 2014 from $516.7 million at June 30, 2013, partially offset by a decrease in average yield of 66 basis points. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased due to lower yields on the new leases compared to the yields on the leases repaying, primarily due to a change in mix of new origination types toward larger program opportunities. The weighted average implicit interest rate on new finance receivables originated decreased 101 basis points to 11.31% for the six-month period ended June 30, 2014, compared to 12.32% for the six-month period ended June 30, 2013.

Fee income increased $0.8 million to $7.1 million for the six-month period ended June 30, 2014, compared to $6.3 million for the six-month period ended June 30, 2013. Fee income included approximately $1.3 million of net residual income for the six-month period ended June 30, 2014 and $1.5 million for the six-month period ended June 30, 2013. The decrease in net residual income was primarily due to lower renewal income since fewer leases reached the end of their original contractual terms, as a result of the lower originations during the 2008 to 2010 timeframe.

Fee income also included approximately $4.8 million in late fee income for the six-month period ended June 30, 2014, which increased 14.3% from $4.2 million for the six-month period ended June 30, 2013. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, decreased 5 basis points to 2.40% for the six-month period ended June 30, 2014 from 2.45% for the same period in 2013. Late fees remained the largest component of fee income at 1.61% as an annualized percentage of average total finance receivables for the six-month period ended June 30, 2014, compared to 1.62% for the six-month period ended June 30, 2013. As an annualized percentage of average total finance receivables, net residual income was 0.45% for the six-month period ended June 30, 2014, compared to 0.56% for the six-month period ended June 30, 2013.

Interest expense was $2.4 million for the six-month period ended June 30, 2014 and June 30, 2013, respectively. Interest expense, as an annualized percentage of average total finance receivables, decreased 13 basis points to 0.81% for the six-month period ended June 30, 2014, from 0.94% for the same period in 2013.

For the six months ended June 30, 2014, there were no borrowings outstanding, compared to an average of $6.1 million at a weighted average interest rate of 3.23% for the same period in 2013.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the MMDA Product. At June 30, 2014, brokered certificates of deposit represented approximately 59% of total deposits, while approximately 34% of total deposits were obtained from direct channels, and 7% were in the MMDA Product. Interest expense on deposits was $2.4 million, or 0.89% as an annualized percentage of average deposits, for the six-month period ended June 30, 2014. The average balance of deposits was $533.2 million for the six-month period ended June 30, 2014. Interest expense on deposits was $2.4 million, or 1.15% as an annualized percentage of average deposits, for the six-month period ended June 30, 2013. The average balance of deposits was $423.6 million for six-month period ended June 30, 2013.

Insurance income. Insurance income increased $0.3 million to $2.7 million for the six-month period ended June 30, 2014 from $2.4 million for the six-month period ended June 30, 2013, primarily due to higher billings from higher total finance receivables.

Other income. Other income was $0.8 million for the six-month period ended June 30, 2014 and June 30, 2013, respectively. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $0.7 million, or 5.4%, to $13.6 million for the six months ended June 30, 2014 from $12.9 million for the same period in 2013. The increase was primarily due to annual salary adjustment. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.59% for the six-month period ended June 30, 2014 compared with 5.01% for the same period in 2013.

Total personnel decreased to 279 at June 30, 2014 from 281 at June 30, 2013.

General and administrative expense. General and administrative expense increased $0.8 million, or 10.8%, to $8.2 million for the six months ended June 30, 2014 from $7.4 million for the same period in 2013. The increase was primarily due to portfolio growth and the impact of increased marketing and strategic initiatives. General and administrative expense as an annualized percentage of average total finance receivables was 2.74% for the six-month period ended June 30, 2014, compared to 2.88% for the six-month period ended June 30, 2013. Selected major components of general and administrative expense for the six-month period ended June 30, 2014 included $1.4 million of premises and occupancy expense, $0.8 million of audit and tax compliance expense, $0.8 million of data processing expense and $0.5 million of marketing expense. In comparison, selected major components of general and administrative expense for the six-month period ended June 30, 2013 included $1.3 million of premises and occupancy expense, $0.6 million of audit and tax compliance expense, $0.7 million of data processing expense and $0.4 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.6 million for the six months ended June 30, 2014, compared to $0.5 million for the same period in 2013.

Provision for credit losses. The provision for credit losses decreased $0.2 million, or 4.9%, to $3.9 million for the six-month period ended June 30, 2014 from $4.1 million for the same period in 2013, primarily due to seasoning of the portfolio including a decline in the 31 day delinquency category partially offset by the impact of portfolio growth. Additional factors that have an impact on the provision for credit losses include the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles because they impact both the charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $4.6 million for the six-month period ended June 30, 2014, compared to $3.6 million for the same period in 2013. The increase in net charge-offs was primarily due to portfolio growth, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.55% during the six-month period ended June 30, 2014, from 1.40% for the same period in 2013. The allowance for credit losses decreased to approximately $7.7 million at June 30, 2014, a decrease of $0.8 million from $8.5 million at December 31, 2013.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $5.8 million was recorded for the six-month period ended June 30, 2014, compared to an expense of $4.8 million for the same period in 2013. The change is primarily attributable to the change in pretax income recorded for the six-month period ended June 30, 2014. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 37.8% for the six-month period ended June 30, 2014, compared to 37.2% for the six-month period ended June 30, 2013. The change in effective tax rate is primarily due to an adjustment of approximately $0.1 million related to interest receivable on the 2006 through 2009 amended tax returns and changes in the mix of projected pretax book income across the jurisdictions and entities.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $18.0 million, or 3.0%, to $615.1 million at June 30, 2014 from $597.1 million at December 31, 2013. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for the borrowing facility as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three- and six-month periods ended June 30, 2014 and June 30, 2013, and the year ended December 31, 2013:

		Three Months Ended		Six Months Ended		Year Ended
		June 30,		June 30,		December 31,
		2014	2013	2014	2013	2013

		(Dollars in thousands)

Allowance for credit losses, beginning of period		$8,159	$7,084	$8,467	$6,488	$6,488

Charge-offs		(3,104)	(2,472)	(5,739)	(4,419)	(9,499)
Recoveries		546	414	1,141	793	1,861

Net charge-offs		(2,558)	(2,058)	(4,598)	(3,626)	(7,638)

Provision for credit losses		2,124	1,893	3,856	4,057	9,617

Allowance for credit losses, end of period	(1)	$7,725	$6,919	$7,725	$6,919	$8,467

Annualized net charge-offs to average total finance receivables	(2)	1.71%	1.55%	1.55%	1.40%	1.41%

Allowance for credit losses to total finance receivables, end of period	(2)	1.26%	1.25%	1.26%	1.25%	1.42%

Average total finance receivables	(2)	$599,413	$530,463	$594,668	$516,656	$540,717
Total finance receivables, end of period	(2)	$612,722	$553,296	$612,722	$553,296	$595,253

Delinquencies greater than 60 days past due		$3,544	$3,179	$3,544	$3,179	$3,204
Delinquencies greater than 60 days past due	(3)	0.51%	0.50%	0.51%	0.50%	0.47%
Allowance for credit losses to delinquent accounts greater than 60 days past due	(3)	217.97%	217.65%	217.97%	217.65%	264.26%

Non-accrual leases and loans, end of period		$1,903	$1,610	$1,903	$1,610	$1,665
Renegotiated leases and loans, end of period		$1,166	$902	$1,166	$902	$815
Accruing leases and loans past due 90 days or more		$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans	(4)	$28	$25	$82	$66	$178
Interest income excluded on non-accrual leases and loans	(5)	$23	$19	$25	$24	$20

(1)	At June 30, 2014, December 31, 2013 and June 30, 2013, there was no allowance for credit losses allocated to loans.
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

Net charge-offs for the three months ended June 30, 2014 were $2.6 million (1.71% of average total finance receivables on an annualized basis), compared to $2.0 million (1.38% of average total finance receivables on an annualized basis) for the three months ended March 31, 2014 and $2.1 million (1.55% of average total finance receivables on an annualized basis) for the three months ended June 30, 2013. Approximately 44% of the increase from the second quarter of 2013 was due to a higher charge-off rate as a percentage of average total finance receivables, and approximately 56% of the increase was related to the growth in average total finance receivables. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

Net charge-offs for the six-month period ended June 30, 2014 were $4.6 million (1.55% of average total finance receivables on an annualized basis), compared to $3.6 million (1.40% of average total finance receivables on an annualized basis) for the six-month period ended June 30, 2013. Approximately 40% of the increase from the second quarter of 2013 was due to a higher charge-off rate as a percentage of average total finance receivables, and approximately 60% of the increase was related to the growth in average total finance receivables. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as discussed above.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.51% at June 30, 2014 and 0.47% at December 31, 2013, compared to 0.50% at June 30, 2013. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of June 30, 2014, approximately 68% of our leases were one dollar purchase option leases, 31% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of June 30, 2014, there were $27.5 million of residual assets retained on our Consolidated Balance Sheet, of which $22.0 million, or 80.0%, were related to copiers. As of December 31, 2013, there were $28.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.7 million, or 79.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of June 30, 2014 and December 31, 2013, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.7 million of net residual income for the three-month periods ended June 30, 2014 and June 30, 2013, respectively. Fee income included approximately $1.3 million and $1.5 million of net residual income for the six-month periods ended June 30, 2014 and June 30, 2013, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.1 million and $1.3 million for the three-month periods ended June 30, 2014 and June 30, 2013, respectively. Renewal income net of depreciation totaled approximately $2.3 million and $2.7 million for the six-month periods ended June 30, 2014 and June 30, 2013, respectively. The decline in residual income was primarily due to fewer leases reaching the end of their original contractual terms, as a result of the lower originations during the 2008 to 2010 timeframe.

For the three months ended June 30, 2014, the net loss on residual values disposed at end of term totaled $0.4 million, compared to a net loss of $0.6 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, the net loss on residual values disposed at end of term totaled $1.0 million, compared to a net loss of $1.2 million for the six months ended June 30, 2013. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the six-month periods ended June 30, 2014 and June 30, 2013, respectively.

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

As previously disclosed, the Company declared a dividend of $0.125 per share on July 29, 2014. The quarterly dividend was paid on August 21, 2014 to shareholders of record on the close of business on August 11, 2014, which resulted in a dividend payment of approximately $1.6 million. It represented the Company’s twelfth consecutive quarterly cash dividend.

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

At June 30, 2014, we had approximately $98.0 million of available borrowing capacity from our borrowing facility and a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $98.6 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 3.16 to 1 at June 30, 2014 and 3.09 to 1 at December 31, 2013.

Net cash used in investing activities was $23.4 million for the six-month period ended June 30, 2014, compared to net cash used in investing activities of $57.9 million for the six-month period ended June 30, 2013. Investing activities primarily relate to leasing activities.

Net cash provided by financing activities was $23.1 million for the six-month period ended June 30, 2014, compared to net cash provided by financing activities of $66.8 million for the six-month period ended June 30, 2013. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $13.3 million for the six-month period ended June 30, 2014, compared to net cash provided by operating activities of $12.0 million for the six-month period ended June 30, 2013.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using FDIC- insured deposits issued through MBB and, to a much lesser extent, advances under our long-term bank facility. Total cash and cash equivalents available as of June 30, 2014 totaled $98.6 million, compared to $85.7 million at December 31, 2013.

Restricted Interest-earning Deposits with Banks. As of June 30, 2014, we also had $1.0 million of cash that was classified as restricted interest-earning deposits with banks, compared to $1.3 million at December 31, 2013. Restricted interest-earning deposits with banks consist primarily of trust accounts related to our secured debt facility. The decline in these balances in 2013 was generally due to the repayment of our borrowings.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at June 30, 2014 and December 31, 2013. Information pertaining to our borrowing facilities is as follows:

	For the Six Months Ended June 30, 2014				As of June 30, 2014

		Maximum

	Maximum	Month End	Average	Weighted		Weighted

	Facility	Amount	Amount	Average	Amount	Average	Unused

	Amount	Outstanding	Outstanding	Rate (2)	Outstanding	Rate (2)	Capacity(1)

	(Dollars in thousands)

Federal funds purchased	$23,000	$—	$—	—%	$—	—%	$23,000

Long-term loan facilities	75,000	—	—	—%	—	—%	75,000

	$98,000		$—	—%	$—	—%	$98,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at June 30, 2014, MBB had $25.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $23.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $25.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $30.9 million of net investment in leases pledged at June 30, 2014.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and Marlin Leasing Corporation. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. As previously disclosed, on June 26, 2012, certain provisions of the facility were amended and its maturity date was extended from October 9, 2012 to October 9, 2015. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility. However, there is no amount outstanding under the facility at June 30, 2014.

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

Some of the critical financial and credit quality covenants under our borrowing arrangement as of June 30, 2014 include:

	Actual(1)	Requirement

Debt-to-equity ratio maximum	3.16 to 1	5.5 to 1

Maximum servicer senior leverage ratio	0 to 1	5.0 to 1

Maximum portfolio delinquency ratio	0.53%	3.50%

Maximum gross charge-off ratio	1.85%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the debt agreement, which may differ from ratios or amounts presented elsewhere in this document.

As of June 30, 2014, the Company was in compliance with the provisions of its secured borrowing arrangement.

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

At June 30, 2014, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.99%, 17.31% and 18.51%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively. At June 30, 2014, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 22.81%, 25.83% and 27.01%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at June 30, 2014 was $106.3 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. Following the expiration of MBB’s three-year de novo period, the Company has provided MBB with additional capital to support future growth of $25 million in 2011, $10 million in 2012, and $10 million in 2013.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to June 30, 2014

The Company declared a dividend of $0.125 per share on July 29, 2014. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.6 million, is scheduled to be paid on August 21, 2014 to shareholders of record on the close of business on August 11, 2014. It represents the Company’s twelfth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On July 29, 2014, the Company announced that its Board of Directors has authorized a stock repurchase program of up to $15 million of its outstanding shares of common stock, replacing the stock repurchase program established in November 2007.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of June 30, 2014 were as follows:

	Contractual Obligations as of June 30, 2014

		Contractual

		Interest	Operating	Leased	Capital

Period Ending December 31,	Deposits	Payments(1)	Leases	Facilities	Leases	Total

	(Dollars in thousands)
2014	$104,971	$1,950	$2	$676	$51	$107,650
2015	177,770	2,942	—	1,234	102	182,048
2016	107,780	1,857	—	1,246	102	110,985
2017	71,807	978	—	1,263	77	74,125
2018	18,610	430	—	1,279	—	20,319
Thereafter	14,028	46	—	1,755	—	15,829

Total	$494,966	$8,203	$2	$7,453	$332	$510,956

(1)	Includes interest on deposits and borrowings. Interest on the variable-rate long-term loan facility is assumed at the June 30, 2014 rate for the remaining term.

There were no off-balance sheet arrangements requiring disclosure at June 30, 2014.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Under the new guidance, it is required that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance also requires that the performance target not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of the new requirements is not expected to have a material impact on the consolidated balance sheet, statement of operations, or statement of cash flows of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2014.

	Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Time Period

April 1, 2014 to April 30, 2014	—	$—	—	$5,134,818
May 1, 2014 to May 31, 2014	99,675	$19.75	99,675	$3,162,608
June 1, 2014 to June 30, 2014	14,209	$18.97	14,209	$2,893,112

Total for the quarter ended June 30, 2014	113,884	$19.66	113,884	$2,893,112

In addition to the repurchases described above, participants in the 2003 Plan and the 2014 Plan may have shares withheld to cover income taxes. There were 1,202 shares repurchased to cover income tax withholding in connection with shares granted under the 2003 Plan during the three-month period ended June 30, 2014, at an average cost of $19.88 per share. At June  30, 2014, the Company had $2.9 million remaining in its stock repurchase plan authorized by the Board of Directors.

Item  3.      Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.      Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	2014 Equity Compensation Plan (3)
10.2	Form of Non-Employee Director Stock Award (4)
10.3	Form of Employee Stock Award (5)
31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
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

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

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

(3)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein.
(4)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed on June 12, 2014, and incorporated by reference herein.
(5)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed on June 12, 2014, and incorporated by reference herein.

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

Date:  August 1, 2014