Form 10-Q
period 2014-09-30
MARLIN BUSINESS SERVICES CORP
filed 2014-10-31
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes  ☐    No  ☑

At October 27, 2014, 12,820,714 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2014

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013

	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$4,343	$3,534
Interest-earning deposits with banks	99,868	82,119

Total cash and cash equivalents	104,211	85,653
Restricted interest-earning deposits with banks	945	1,273
Securities available for sale (amortized cost of $5.7 million and $5.8 million at September 30, 2014 and December 31, 2013, respectively)	5,593	5,387
Net investment in leases and loans	618,691	597,075
Property and equipment, net	2,593	2,265
Property tax receivables	1,495	377
Other assets	6,657	10,177

Total assets	$740,185	$702,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$534,556	$503,038
Other liabilities:
Sales and property taxes payable	5,794	4,035
Accounts payable and accrued expenses	13,440	14,220
Net deferred income tax liability	16,349	17,876

Total liabilities	570,139	539,169

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,821,071 and 12,994,758 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	128	130
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	88,545	91,730
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(84)	(257)
Retained earnings	81,459	71,437

Total stockholders’ equity	170,046	163,038

Total liabilities and stockholders’ equity	$740,185	$702,207

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Dollars in thousands, except per-share data)

Interest income	$16,705	$16,286	$50,182	$47,075
Fee income	3,881	3,410	11,016	9,733

Interest and fee income	20,586	19,696	61,198	56,808
Interest expense	1,250	1,036	3,647	3,458

Net interest and fee income	19,336	18,660	57,551	53,350
Provision for credit losses	2,706	2,303	6,562	6,360

Net interest and fee income after provision for credit losses	16,630	16,357	50,989	46,990

Other income:
Insurance income	1,341	1,186	3,996	3,572
Loss on derivatives	—	—	—	(2)
Other income	400	386	1,176	1,200

Other income	1,741	1,572	5,172	4,770

Other expense:
Salaries and benefits	6,313	6,601	19,962	19,543
General and administrative	3,818	3,475	11,975	10,918
Financing related costs	297	296	881	809

Other expense	10,428	10,372	32,818	31,270

Income before income taxes	7,943	7,557	23,343	20,490
Income tax expense	3,039	2,870	8,860	7,685

Net income	$4,904	$4,687	$14,483	$12,805

Basic earnings per share	$0.38	$0.37	$1.12	$1.00
Diluted earnings per share	$0.38	$0.36	$1.12	$0.99

Cash dividends declared and paid per share	$0.125	$2.11	$0.345	$2.31

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Dollars in thousands)

Net income	$4,904	$4,687	$14,483	$12,805

Other comprehensive income (loss):

Increase (decrease) in fair value of securities available for sale	33	(75)	278	(410)

Tax effect	(11)	29	(105)	157

Total other comprehensive income (loss)	22	(46)	173	(253)

Comprehensive income	$4,926	$4,641	$14,656	$12,552

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	(Dollars in thousands)

Balance, December 31, 2012	12,774,829	$128	$87,494	$(2)	$55	$86,575	$174,250
Issuance of common stock	14,727	—	270	—	—	—	270

Repurchase of common stock	(53,988)	(1)	(1,167)	—	—	—	(1,168)
Exercise of stock options	127,957	1	1,523	—	—	—	1,524
Excess tax benefits from stock-based payment arrangements	—	—	1,052	—	—	—	1,052

Stock option compensation recognized	—	—	188	—	—	—	188
Restricted stock grant	131,233	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	2,372	—	—	—	2,372
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(312)	—	(312)
Net income	—	—	—	—	—	16,231	16,231
Cash dividends paid	—	—	—	—	—	(31,369)	(31,369)

Balance, December 31, 2013	12,994,758	$130	$91,730	$(2)	$(257)	$71,437	$163,038
Issuance of common stock	7,795	—	135	—	—	—	135
Repurchase of common stock	(281,601)	(3)	(5,697)	—	—	—	(5,700)
Exercise of stock options	4,811	—	75	—	—	—	75
Excess tax benefits from stock-based payment arrangements	—	—	662	—	—	—	662
Stock option compensation recognized	—	—	7	—	—	—	7
Restricted stock grant (cancelation)	95,308	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	1,634	—	—	—	1,634
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	173	—	173
Net income	—	—	—	—	—	14,483	14,483
Cash dividends paid	—	—	—	—	—	(4,461)	(4,461)

Balance, September 30, 2014	12,821,071	$128	$88,545	$(2)	$(84)	$81,459	$170,046

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

	(Dollars in thousands)

Cash flows from operating activities:
Net income	$14,483	$12,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,176	1,469
Stock-based compensation	1,641	1,582
Excess tax benefits from stock-based payment arrangements	(662)	(1,048)
Change in fair value of derivatives	—	2
Provision for credit losses	6,562	6,360
Net deferred income taxes	(1,662)	(1,140)
Amortization of deferred initial direct costs and fees	5,425	4,989
Deferred initial direct costs and fees	(5,282)	(5,815)
Loss on equipment disposed	1,197	1,765
Effect of changes in other operating items:
Other assets	1,917	13,136
Other liabilities	1,732	1,982

Net cash provided by operating activities	26,527	36,087

Cash flows from investing activities:
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(245,816)	(258,694)
Principal collections on leases and loans	213,605	175,532
Security deposits collected, net of refunds	20	(135)
Proceeds from the sale of equipment	2,674	2,638
Acquisitions of property and equipment	(1,081)	(793)
Change in restricted interest-earning deposits with banks	328	1,920
Purchases of securities available for sale, net	72	(1,024)

Net cash (used in) investing activities	(30,198)	(80,556)

Cash flows from financing activities:
Increase in deposits	31,518	99,235
Bank facility repayments	—	(15,514)
Issuances of common stock	135	140
Repurchases of common stock	(5,700)	(1,154)
Dividends paid	(4,461)	(29,941)
Exercise of stock options	75	1,502
Excess tax benefits from stock-based payment arrangements	662	1,048

Net cash provided by financing activities	22,229	55,316

Net increase in total cash and cash equivalents	18,558	10,847
Total cash and cash equivalents, beginning of period	85,653	64,970

Total cash and cash equivalents, end of period	$104,211	$75,817

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$3,127	$2,605
Net cash paid for income taxes	$6,833	$(8,697)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

7

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – The Company

Description

Marlin Business Services Corp. (“Company”) is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act. The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation (“MLC”), the Company provides equipment financing solutions nationwide, primarily to small and mid-sized businesses in a segment of the equipment leasing market commonly referred to in the industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers, including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary, which enables us to reinsure the property insurance coverage for the equipment financed by MLC and Marlin Business Bank for our end user customers. Effective March 12, 2008, the Company opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits. The Company is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act.

References to the “Company,” “Marlin,” “Registrant,” “we,” “us” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE 2 – Summary of Critical Accounting Policies

Basis of financial statement presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. MLC and MBB are managed together as a single business segment and are aggregated for financial reporting purposes as they exhibit similar economic characteristics, share the same leasing portfolio and have one product offering. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2014 and the results of operations for the three- and nine-month periods ended September 30, 2014 and 2013, and cash flows for the nine-month periods ended September 30, 2014 and 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2014. The consolidated results of operations for the three- and nine-month periods ended September 30, 2014 and 2013 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

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

Allowance for credit losses. In accordance with the Contingencies and Receivables Topics of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses.

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

Common stock and equity. On July 29, 2014, the Company’s Board of Directors approved a stock repurchase plan. Under the stock repurchase plan, the Company is authorized to repurchase its common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par charged against any available additional paid-in capital.

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

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. At September 30, 2014, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits.

The periods subject to examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2006 through the present are subject to examination. As of September 30, 2014, the Company has a net payable balance of $0.4 million.

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

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Under the new guidance, it is required that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance also requires that the performance target not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of the new requirements is not expected to have a material impact on the consolidated balance sheet, statement of operations, or statement of cash flows of the Company.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the consolidated balance sheet, statement of operations, or statement of cash flows of the Company.

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	September 30,	December 31,
	2014	2013

	(Dollars in thousands)

Minimum lease payments receivable	$700,526	$682,081
Estimated residual value of equipment	27,355	28,396
Unearned lease income, net of initial direct costs and fees deferred	(99,341)	(103,258)
Security deposits	(2,651)	(2,631)
Loans, including unamortized deferred fees and costs	1,173	954
Allowance for credit losses	(8,371)	(8,467)

	$618,691	$597,075

At September 30, 2014, a total of $6.6 million of minimum lease payments receivable is assigned as collateral for the borrowing facility. At September 30, 2014, there is no amount outstanding under this borrowing facility and the unused borrowing capacity is $75.0 million. In addition, $30.1 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs net of fees deferred were $10.1 million and $10.3 million as of September 30, 2014 and December 31, 2013, respectively. Initial direct costs are netted in unearned income and will be amortized to income using the effective interest method. At September 30, 2014 and December 31, 2013, $21.9 million and $22.7 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of September 30, 2014:

	Minimum Lease
	Payments	Income
	Receivable	Amortization

	(Dollars in thousands)

Period Ending December 31,
2014	$78,812	$16,011
2015	274,852	45,369
2016	182,022	23,784
2017	103,367	10,365
2018	48,476	3,345
Thereafter	12,997	467

	$700,526	$99,341

As of September 30, 2014 and December 31, 2013, the Company maintained total finance receivables which were on a non-accrual basis of $1.9 million and $1.7 million, respectively. As of September 30, 2014 and December 31, 2013, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $1.1 million and $0.8 million, respectively. (See Note 4 for income recognition on leases and loans and additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,

	2014	2013	2014	2013	2013

	(Dollars in thousands)

Allowance for credit losses, beginning of period	$7,725	$6,919	$8,467	$6,488	$6,488

Charge-offs	(2,707)	(2,688)	(8,446)	(7,108)	(9,499)
Recoveries	647	541	1,788	1,335	1,861

Net charge-offs	(2,060)	(2,147)	(6,658)	(5,773)	(7,638)

Provision for credit losses	2,706	2,303	6,562	6,360	9,617

Allowance for credit losses, end of period(1)	$8,371	$7,075	$8,371	$7,075	$8,467

Annualized net charge-offs to average total finance receivables (2)	1.36%	1.55%	1.48%	1.45%	1.41%

Allowance for credit losses to total finance receivables, end of period (2)	1.36%	1.23%	1.36%	1.23%	1.42%

Average total finance receivables (2)	$608,290	$555,422	$599,208	$529,578	$540,717
Total finance receivables, end of period (2)	$616,916	$573,325	$616,916	$573,325	$595,253

Delinquencies greater than 60 days past due	$3,290	$2,941	$3,290	$2,941	$3,204
Delinquencies greater than 60 days past due (3)	0.47%	0.45%	0.47%	0.45%	0.47%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	254.44%	240.56%	254.44%	240.56%	264.26%

Non-accrual leases and loans, end of period	$1,903	$1,697	$1,903	$1,697	$1,665
Renegotiated leases and loans, end of period	$1,130	$867	$1,130	$867	$815

(1)	At September 30, 2014, December 31, 2013 and September 30, 2013, there was no allowance for credit losses allocated to loans.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 121 days. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At September 30, 2014, December 31, 2013 and September 30, 2013, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended September 30, 2014 were $2.1 million (1.36% of average total finance receivables on an annualized basis), compared to $2.6 million (1.71% of average total finance receivables on an annualized basis) for the three-month period ended June 30, 2014 and $2.1 million (1.55% of average total finance receivables on an annualized basis) for the three-month period ended September 30, 2013.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	September 30,	December 31,
	2014	2013

	(Dollars in thousands)

Accrued fees receivable	$2,141	$2,062
Deferred transaction costs	58	110
Prepaid expenses	1,218	2,011
Income taxes receivable	—	2,580
Other	3,240	3,414

	$6,657	$10,177

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents of Utah and surrounding states. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At September 30, 2014, MBB had an unfunded commitment of $0.7 million for this activity. Unless renewed prior to termination, MBB’s one-year commitment to the consortium will expire in September 2015.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of September 30, 2014, the Company leases all five of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Sherwood, Oregon. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of September 30, 2014:

	Future Minimum Lease Payment Obligations
	Capital	Operating
Period Ending December 31,	Leases	Leases	Total

	(Dollars in thousands)
2014	$25	$279	$304
2015	102	1,455	1,557
2016	102	1,472	1,574
2017	77	1,479	1,556
2018	—	1,424	1,424
Thereafter	—	2,058	2,058

Total minimum lease payments	$306	$8,167	$8,473

Less: amount representing interest	(25)

Present value of minimum lease payments	$281

In February 2013, the Company extended its lease agreement on its executive offices in Mount Laurel, New Jersey. The original expiration date of May 2013 was extended to May 2020, with an expected obligation of approximately $1.1 million per year. Concurrently, the Company also entered into a lease agreement for an additional 9,700 square feet at the same location, which commenced in June 2014 and expires in May 2020. The expected annual obligation under such lease is approximately $0.2 million per year. These obligations are included in the table above.

In July 2014, the Company extended its lease agreement on its office in Salt Lake City, Utah. The extended term will commence in November 2014 and expire in December 2020, with an expected obligation of approximately $0.1 million per year.

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. On February 23, 2014, MBB began offering FDIC-insured money market deposit accounts (“the MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of September 30, 2014, money market deposit accounts totaled $47.7 million.

As of September 30, 2014, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2014	$53,625
2015	201,780
2016	120,249
2017	76,533
2018	22,329
Thereafter	12,355

Total	$486,871

Certificates of deposits are time deposits issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at September 30, 2014 was 0.89%.

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

The Company’s balances measured at fair value on a recurring basis include the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2

(Dollars in thousands)

Assets
Securities available for sale	$3,235	$2,358	$3,140	$2,247

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)

Financial Assets
Cash and cash equivalents	$104,211	$104,211	$85,653	$85,653
Restricted interest-earning deposits with banks	945	945	1,273	1,273
Securities available for sale	5,593	5,593	5,387	5,387
Loans	1,173	1,173	954	954

Financial Liabilities
Deposits	534,556	533,552	503,038	502,937

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

(a) Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of September 30, 2014 and December 31, 2013, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

(b) Restricted Interest-Earning Deposits with Banks

The Company maintains interest-earning trust accounts related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at September 30, 2014 and December 31, 2013. This fair value measurement is classified as Level 1.

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

(d) Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents of Utah and surrounding states. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of the Company’s loans approximates the carrying amount at September 30, 2014 and December 31, 2013. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Dollars in thousands, except per-share data)

Basic EPS
Net income	$4,904	$4,687	$14,483	$12,805
Less: net income allocated to participating securities	(142)	(150)	(416)	(458)

Net income allocated to common stock	$4,762	$4,537	$14,067	$12,347

Weighted average common shares outstanding	12,865,421	12,937,665	12,908,168	12,873,139
Less: Unvested restricted stock awards considered participating securities	(377,453)	(508,600)	(369,396)	(507,112)

Adjusted weighted average common shares used in computing basic EPS	12,487,968	12,429,065	12,538,772	12,366,027

Basic EPS	$0.38	$0.37	$1.12	$1.00

Diluted EPS
Net income allocated to common stock	$4,762	$4,537	$14,067	$12,347

Adjusted weighted average common shares used in computing basic EPS	12,487,968	12,429,065	12,538,772	12,366,027
Add: Effect of dilutive stock options	51,749	87,121	57,368	93,023

Adjusted weighted average common shares used in computing diluted EPS	12,539,717	12,516,186	12,596,140	12,459,050

Diluted EPS	$0.38	$0.36	$1.12	$0.99

For the three-month periods ended September 30, 2014 and September 30, 2013, options to purchase 15,698 and 23,098 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

For the nine-month periods ended September 30, 2014 and September 30, 2013, options to purchase 15,698 and 23,098 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 10 – Stockholders’ Equity

Stockholders’ Equity

On July 29, 2014, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.

During the three- and nine month periods ended September 30, 2014, the Company purchased 97,507 and 211,391 shares of its common stock at an average cost of $19.08 and $19.39, respectively. During the three-month period ended September 30, 2013, the Company did not repurchase any shares of its common stock in the open market. The Company purchased 231 shares of its common stock at an average cost of $18.52 during the nine month period ended September 30, 2013. At September 30, 2014, the Company had $13.4 million remaining in its stock repurchase plan authorized by the Board of Directors.

In addition to the repurchases described above, participants in the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, the “Equity Plans”) may have shares withheld to cover income taxes. There were 3,933 and 70,210 shares repurchased to cover income tax withholding in connection with shares granted under the Equity Plans during each of the three- and nine-month periods ended September 30, 2014, at average per-share costs of $19.11 and $22.72, respectively. There were 3,447 and 53,187 shares repurchased to cover income tax withholding in connection with shares granted under the 2003 Plan during the three- and nine-month periods ended September 30, 2013, at average per-share costs of $22.52 and $21.61, respectively.

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

MBB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The FFIEC and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s Tier 1 Capital balance at September 30, 2014 was $111.2 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 Capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a ratio of Tier 1 Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 4%. At September 30, 2014, Marlin Business Services Corp. also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at September 30, 2014.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount

	(Dollars in thousands)

Tier 1 Leverage Capital
Marlin Business Services Corp.	23.06%	$170,081	4%	$29,506	5%		$36,882
Marlin Business Bank	16.70%	$111,197	5%	$33,290	5%		$33,290
Tier 1 Risk-based Capital
Marlin Business Services Corp.	26.11%	$170,081	4%	$26,061	6%		$39,091
Marlin Business Bank	17.97%	$111,197	6%	$37,125	6%		$37,125
Total Risk-based Capital
Marlin Business Services Corp.	27.36%	$178,228	8%	$52,121	10%		$65,152
Marlin Business Bank	19.22%	$118,935	15%	$92,814	10	%(1)	$61,876

(1)

MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to an agreement entered into by and among MBB, the Company, MLC and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”).

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 19.22% at September 30, 2014 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 11 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options or restricted stock grants is 1,200,000 with not more than 1,000,000 of such shares available for issuance as restricted stock grants. There were 1,088,070 shares available for future grants under the 2014 Plan as of September 30, 2014, of which 888,070 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $0.3 million for the three-month period ended September 30, 2014 and $0.4 million for the three-month period ended September 30, 2013. Total stock-based compensation expense was $1.6 million for both nine-month periods ended September 30, 2014 and September 30, 2013, respectively. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.7 million and $1.0 million for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively.

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

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during the three-month and nine-month periods ended September 30, 2014 and September 30, 2013, respectively.

A summary of option activity for the nine-month period ended September 30, 2014 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2013	218,917	$10.40
Granted	—	—
Exercised	(4,811)	15.65
Forfeited	—	—
Expired	(11,097)	13.10

Outstanding, September 30, 2014	203,009	10.13

During the three-month period ended September 30, 2014 the Company recognized no compensation expense related to options. There was less than $0.1 million of compensation expense recognized related to options for the three-month period ended September 30, 2013. During each of the nine-month periods ended September 30, 2014 and September 30, 2013, the Company recognized total compensation expense related to options of less than $0.1 million.

There were 1,039 and 81,230 stock options exercised during the three-month periods ended September 30, 2014 and September 30, 2013, respectively. The total pretax intrinsic values of stock options exercised were less than $0.1 million for the three-month periods ended September 30, 2014. The total pretax intrinsic values of stock options exercised were $1.1 million for the three-month periods ended September 30, 2013.

The total pretax intrinsic values of stock options exercised were less than $0.1 million for the nine-month periods ended September 30, 2014. The total pretax intrinsic values of stock options exercised were $1.6 million for the nine-month periods ended September 30, 2013. There were no related tax benefits realized from the exercise of stock options for the nine-month period ended September 30, 2014. The related tax benefits realized from the exercise of stock options for the nine-month period ended September 30, 2013 were $0.4 million.

The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2014:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$7.17 - 9.52	136,905	0.6	$9.03	$1,272	59,373	0.8	$8.38	$590
$12.08 - 12.41	65,757	2.6	12.39	390	50,059	2.6	12.38	297
$14.00	347	0.1	14.00	1	347	0.1	14.00	1

	203,009	1.2	10.13	$1,663	109,779	1.6	10.22	$888

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.32 as of September 30, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2014, there was no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations based on the most probable performance assumptions. As of September 30, 2014, $0.5 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 1.4 years.

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

Of the total restricted stock awards granted during the nine-month period ended September 30, 2014, 44,979 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2013 and 2014 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the nine months ended September 30, 2014:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	494,462	$14.67
Granted	114,493	18.71
Vested	(222,741)	14.64
Forfeited	(19,185)	19.46

Outstanding at September 30, 2014	367,029	15.70

During the three-month periods ended September 30, 2014 and September 30, 2013, the Company granted restricted stock awards with grant date fair values totaling $0.1 million and $0.6 million, respectively. During the nine-month periods ended September 30, 2014 and September 30, 2013, the Company granted restricted stock awards with grant date fair values totaling $2.1 million and $3.2 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.3 million and $0.4 million of compensation expense related to restricted stock for the three-month periods ended September 30, 2014 and September 30, 2013, respectively. The Company recognized $1.6 million of compensation expense related to restricted stock for both nine-month periods ended September 30, 2014 and September 30, 2013, respectively.

Of the $1.6 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2014, approximately $0.6 million related to accelerated vesting during the first quarter of 2014, based on achievement of certain performance criteria determined annually. Of the $1.6 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2013, approximately $0.4 million related to accelerated vesting during the first quarter of 2013, which was also based on the achievement of certain performance criteria determined annually.

As of September 30, 2014, there was $3.9 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.1 years. In the event individual performance targets are achieved, $1.5 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.2 years. In addition, certain of the awards granted may result in the issuance of 44,198 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during both three-month periods ended September 30, 2014 and September 30, 2013 was $0.2 million, respectively. The fair value of shares that vested during the nine-month periods ended September 30, 2014 and September 30, 2013 was $5.0 million and $3.5 million, respectively.

NOTE 12 – Subsequent Events

The Company declared a dividend of $0.125 per share on October 30, 2014. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.6 million, is scheduled to be paid on November 20, 2014 to shareholders of record on the close of business on November 10, 2014. It represents the Company’s thirteenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On October 3, 2014, the Company’s affiliate, Marlin Receivables Corp. (“MRC”), amended its $75.0 million borrowing facility. The amendment changed the maturity date of the facility from October 9, 2014 to January 7, 2015.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2014, our lease portfolio consisted of 77,763 accounts with an average original term of 47 months and average original transaction size of approximately $13,400.

At September 30, 2014, we had $740.2 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $618.7 million at September 30, 2014.

We generally reach our lessees through a network of independent equipment dealers, equipment manufacturers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the Nine Months Ended September 30,	As of or For the Year Ended December 31,
	2014	2013	2012	2011	2010	2009
Number of sales account executives	116	124	114	93	87	38
Number of originating sources(1)	1,108	1,173	1,117	827	604	465

(1) Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended September 30, 2014, our annualized net credit losses were 1.36% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 68% of our lease portfolio at September 30, 2014 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits, raised nationally by MBB. The Company also maintains a variable-rate long-term loan facility. As of September 30, 2014 the variable-rate long term loan facility did not have a balance. Historically, leases were funded through variable-rate facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations were accounted for as on-balance sheet transactions and, therefore, we did not recognize gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations primarily through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of September 30, 2014, total MBB deposits were $534.6 million, compared to $503.0 million at December 31, 2013. We had no outstanding secured borrowings as of both September 30, 2014 and December 31, 2013.

Fixed rate leases not funded with deposits may be financed with variable-rate funding sources, therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous facilities, our current long-term loan facility does not require annual refinancing.

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any derivative agreements at September 30, 2014.

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

Allowance for credit losses. In accordance with the Contingencies and Receivables Topics of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses.

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

Qualitative factors that may result in further adjustments to the quantitative analysis include items such as forecasting uncertainties, changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and emerging trends, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis. For example, underwriting guidelines may be adjusted from time to time in response to current economic conditions and/or portfolio performance trends. Such underwriting adjustments may be made to a variety of credit attributes, such as transaction size, asset type, industry (SIC code), geographic location, time in business and commercial credit scores. The impact of these underwriting adjustments is considered as one of the components in calculating the qualitative component of the allowance for credit losses. There were no qualitative factors present for the period at September 30, 2014. The total adjustments due to all qualitative factors increased the allowance for credit losses by approximately $0.1 million at December 31, 2013.

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

At September 30, 2014, there have been no material changes to the liability for uncertain tax positions and there are no significant unrecognized tax benefits. The periods subject to general examination for the Company’s federal return include the 2006 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2006 through the present are subject to examination. As of September 30, 2014, the Company has a net payable balance of $0.4 million.

The Company records penalties and accrued interest related to taxes, including penalties and interest related to uncertain tax positions, in income tax expense. Such adjustments have historically been minimal and immaterial to our financial results.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2014 and September 30, 2013

Net income. Net income of $4.9 million was reported for the three-month period ended September 30, 2014, resulting in diluted EPS of $0.38, compared to net income of $4.7 million and diluted EPS of $0.36 for the three-month period ended September 30, 2013.

Return on average assets was 2.67% for the three-month period ended September 30, 2014, compared to a return of 2.73% for the three-month period ended September 30, 2013. Return on average equity was 11.50% for the three-month period ended September 30, 2014, compared to a return of 10.32% for the three-month period ended September 30, 2013.

Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2014 increased 9.5% to $608.3 million, compared to $555.4 million for the three-month period ended September 30, 2013. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at September 30, 2014 was $618.7 million, an increase of $21.6 million, or 3.6%, from $597.1 million at December 31, 2013.

During the three months ended September 30, 2014, we generated 6,130 new leases with equipment cost of $82.5 million, compared to 6,223 new leases with equipment cost of $86.1 million generated for the three months ended September 30, 2013. Sales staffing levels increased from 115 sales account executives at September 30, 2013 to 116 sales account executives at September 30, 2014. Approval rates remained stable at 65% for the quarters ended September 30, 2014 and September 30, 2013.

For the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013, net interest and fee income increased $0.6 million, or 3.2%, primarily due to a 9.5% increase in average total finance receivables. The provision for credit losses increased $0.4 million, or 17.4%, to $2.7 million for the three-month period ended September 30, 2014 from $2.3 million for the same period in 2013, primarily due to seasoning of the portfolio and the impact of portfolio growth.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2014 and September 30, 2013.

	Three Months Ended September 30,
	2014			2013

	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$103,480	$31	0.12%	$97,095	$18	0.07%
Restricted interest-earning deposits with banks	977	-	0.01	1,720	-	0.01
Securities available for sale	5,580	30	2.18	5,721	37	2.61
Net investment in leases(3)	607,055	16,633	10.96	554,783	16,223	11.70
Loans receivable(3)	1,235	11	3.68	640	8	4.64

Total interest-earning assets	718,327	16,705	9.30	659,959	16,286	9.87

Non-interest-earning assets:
Cash and due from banks	354			1,789
Property and equipment, net	2,544			2,122
Property tax receivables	1,107			5,021
Other assets(4)	11,494			17,260

Total non-interest-earning assets	15,499			26,192

Total assets	$733,826			$686,151

Interest-bearing liabilities:
Certificate of Deposits(5)	$489,360	$1,203	0.98%	472,253	$1,017	0.86%
Money Market Deposits(5)	45,042	29	0.26	—	—	—
Long-term borrowings(5)	—	18	—	154	19	48.44

Total interest-bearing liabilities	534,402	1,250	0.94	472,407	1,036	0.88

Non-interest-bearing liabilities:
Sales and property taxes payable	2,243			6,964
Accounts payable and accrued expenses	7,909			6,556
Net deferred income tax liability	18,674			18,479

Total non-interest-bearing liabilities	28,826			31,999

Total liabilities	563,228			504,406

Stockholders’ equity	170,598			181,745

Total liabilities and stockholders’ equity	$733,826			$686,151

Net interest income		$15,455			$15,250
Interest rate spread(6)			8.36%			8.99%
Net interest margin(7)			8.61%			9.24%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.42%			139.70%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended September 30, 2014 Compared To Three Months Ended September 30, 2013
	Increase (Decrease) Due To:

	Volume(1)	Rate(1)	Total

	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$1	$12	$13
Restricted interest-earning deposits with banks	—	—	—
Securities available for sale	(1)	(6)	(7)
Net investment in leases	1,471	(1,061)	410
Loans receivable	6	(3)	3
Total interest income	1,390	(971)	419

Interest expense:
Certificate of Deposits	38	148	186
Money Market Deposits	29	—	29
Long-term borrowings	(1)	—	(1)
Total interest expense	143	71	214

Net interest income	1,296	(1,091)	205

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended September 30, 2014 and September 30, 2013.

	Three Months Ended September 30,
	2014	2013

	(Dollars in thousands)
Interest income	$16,705	$16,286
Fee income	3,881	3,410

Interest and fee income	20,586	19,696
Interest expense	1,250	1,036

Net interest and fee income	$19,336	$18,660

Average total finance receivables(1)	$608,290	$555,422

Annualized percent of average total finance receivables:
Interest income	10.98%	11.73%
Fee income	2.55	2.46

Interest and fee income	13.53	14.19
Interest expense	0.82	0.75

Net interest and fee margin	12.71%	13.44%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $0.6 million, or 3.2%, to $19.3 million for the three months ended September 30, 2014 from $18.7 million for the three months ended September 30, 2013. The annualized net interest and fee margin decreased 73 basis points to 12.71% in the three-month period ended September 30, 2014 from 13.44% for the same period in 2013.

Interest income, net of amortized initial direct costs and fees, increased $0.4 million, or 2.5%, to $16.7 million for the three-month period ended September 30, 2014 from $16.3 million for the three-month period ended September 30, 2013. The increase in interest income was principally due to the 9.5% increase in average total finance receivables, which increased $52.9 million to $608.3 million at September 30, 2014 from $555.4 million at September 30, 2013, partially offset by a decrease in average yield of 75 basis points. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying, primarily due to a change in mix of more recent origination types toward larger program opportunities. The weighted average implicit interest rate on new finance receivables originated decreased 80 basis points to 11.06% for the three-month period ended September 30, 2014, compared to 11.86% for the three-month period ended September 30, 2013.

Fee income increased $0.5 million to $3.9 million for the three-month period ended September 30, 2014, compared to $3.4 million for the three-month period ended September 30, 2013. Fee income included approximately $0.9 million and $0.7 of net residual income for the three-month periods ended September 30, 2014 and September 30, 2013, respectively.

Fee income also included approximately $2.4 million in late fee income for the three-month period ended September 30, 2014, which increased 4.3% from $2.3 million for the three-month period ended September 30, 2013. The increase in late fee income was consistent with the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, increased 9 basis points to 2.55% for the three-month period ended September 30, 2014 from 2.46% for the same period in 2013. Late fees remained the largest component of fee income at 1.55% as an annualized percentage of average total finance receivables for the three-month period ended September 30, 2014, compared to 1.67% for the three-month period ended September 30, 2013. As an annualized percentage of average total finance receivables, net residual income was 0.58% for the three-month period ended September 30, 2014, compared to 0.49% for the three-month period ended September 30, 2013.

Interest expense increased $0.3 million to $1.3 million for the three-month period ended September 30, 2014 from $1.0 million for the three-month period ended September 30, 2013. The increase was primarily due to an increase of deposits quarter over quarter. Interest expense, as an annualized percentage of average total finance receivables, increased 7 basis points to 0.82% for the three-month period ended September 30, 2014, from 0.75% for the same period in 2013.

For the three months ended September 30, 2014, there were no borrowings outstanding, compared to an average of $0.2 million at a weighted average interest rate of 3.06% for the same period in 2013.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the MMDA Product. At September 30, 2014, brokered certificates of deposit represented approximately 55% of total deposits, while approximately 36% of total deposits were obtained from direct channels, and 9% were in the MMDA Product. Interest expense on deposits was $1.2 million, or 0.92% as an annualized percentage of average deposits, for the three-month period ended September 30, 2014. The average balance of deposits was $534.4 million for the three-month period ended September 30, 2014. Interest expense on deposits was $1.0 million, or 0.86% as an annualized percentage of average deposits, for the three-month period ended September 30, 2013. The average balance of deposits was $472.3 million for the three-month period ended September 30, 2013.

Insurance income. Insurance income increased $0.1 million to $1.3 million for the three-month period ended September 30, 2014 from $1.2 million for the three-month period ended September 30, 2013, primarily due to higher total finance receivables.

Other income. Other income was $0.4 million for each of the three-month periods ended September 30, 2014 and September 30, 2013. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense decreased $0.3 million, or 4.5%, to $6.3 million for the three-month period ended September 30, 2014 from $6.6 million for the same period in 2013. The decrease was primarily due to reduced incentive compensation expense. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.15% for the three-month period ended September 30, 2014 compared with 4.75% for the same period in 2013. Total personnel increased to 279 at September 30, 2014 from 276 at September 30, 2013.

General and administrative expense. General and administrative expense increased $0.3 million, or 8.6%, to $3.8 million for the three months ended September 30, 2014 from $3.5 million for the same period in 2013. General and administrative expense as an annualized percentage of average total finance receivables was 2.51% for the three-month period ended September 30, 2014, compared to 2.50% for the three-month period ended September 30, 2013. Selected major components of general and administrative expense for the three-month period ended September 30, 2014 included $0.7 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.4 million of data processing expense and $0.3 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended September 30, 2013 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.4 million of data processing expense and $0.2 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.3 million for each of the three-month periods ended September 30, 2014 and September 30, 2013.

Provision for credit losses. The provision for credit losses increased $0.4 million, or 17.4%, to $2.7 million for the three months ended September 30, 2014 from $2.3 million for the same period in 2013, primarily due to growth in the portfolio and stable delinquency ratios. Additional factors that have an impact on the provision for credit losses include the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles because they impact both the charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $2.1 million for each of the three-month periods ended September 30, 2014 and September 30, 2013. Net charge-offs as an annualized percentage of average total finance receivables decreased to 1.36% during the three-month period ended September 30, 2014, from 1.55% for the same period in 2013. The allowance for credit losses decreased to approximately $8.4 million at September 30, 2014, a decrease of $0.1 million from $8.5 million at December 31, 2013.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $3.0 million was recorded for the three-month period ended September 30, 2014, compared to an expense of $2.9 million for the same period in 2013. The change is primarily attributable to the change in pretax income recorded for the three-month period ended September 30, 2014. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.3% for the three-month period ended September 30, 2014, compared to 38.0% for the three-month period ended September 30, 2013.

Comparison of the Nine-Month Periods Ended September 30, 2014 and September 30, 2013

Net income. Net income of $14.5 million was reported for the nine-month period ended September 30, 2014, resulting in diluted EPS of $1.12, compared to net income of $12.8 million and diluted EPS of $0.99 for the nine-month period ended September 30, 2013.

Return on average assets was 2.65% for the nine-month period ended September 30, 2014, compared to a return of 2.64% for the nine-month period ended September 30, 2013. Return on average equity was 11.56% for the nine-month period ended September 30, 2014, compared to a return of 9.56% for the nine-month period ended September 30, 2013.

Overall, our average net investment in total finance receivables for the nine-month period ended September 30, 2014 increased 13.1% to $599.2 million, compared to $529.6 million for the nine-month period ended September 30, 2013. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at September 30, 2014 was $618.7 million, an increase of $21.6 million, or 3.6%, from $597.1 million at December 31, 2013.

During the nine months ended September 30, 2014, we generated 17,938 new leases with equipment cost of $245.4 million, compared to 19,447 new leases with equipment cost of $258.5 million generated for the nine months ended September 30, 2013. Sales staffing levels increased from 115 sales account executives at September 30, 2013 to 116 sales account executives at September 30, 2014. Approval rates remained stable at 66% for the nine-month periods ended September 30, 2014 and September 30, 2013.

For the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, net interest and fee income increased $4.2 million, or 7.9%, primarily due to a 13.1% increase in average total finance receivables, combined with a lower cost of funds on liabilities. The provision for credit losses increased $0.2 million, or 3.1%, to $6.6 million for the nine-month period ended September 30, 2014 from $6.4 million for the same period in 2013, primarily due to seasoning of the portfolio and by the impact of portfolio growth.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2014 and September 30, 2013.

	Nine Months Ended September 30,
	2014			2013

	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$108,829	$103	0.13%	$77,429	$57	0.10%
Restricted interest-earning deposits with banks	1,126	—	0.01	3,855	—	0.01
Securities available for sale	5,528	121	2.91	5,467	83	2.02
Net investment in leases(3)	597,976	49,920	11.13	529,008	46,914	11.82
Loans receivable(3)	1,233	38	4.13	571	21	4.79

Total interest-earning assets	714,692	50,182	9.36	616,330	47,075	10.18

Non-interest-earning assets:
Cash and due from banks	370			1,031
Property and equipment, net	2,406			1,998
Property tax receivables	433			3,500
Other assets(4)	11,672			23,743

Total non-interest-earning assets	14,881			30,272

Total assets	$729,573			$646,602

Interest-bearing liabilities:
Certificate of Deposits(5)	$501,348	$3,533	0.94%	432,433	$3,060	0.94%
Money Market Deposits	32,212	61	0.25	—	—	—
Long-term borrowings(5)	0	53	—	4,111	398	12.92

Total interest-bearing liabilities	533,560	3,647	0.91	436,544	3,458	1.05

Non-interest-bearing liabilities:
Sales and property taxes payable	2,565			6,402
Accounts payable and accrued expenses	8,063			6,331
Net deferred income tax liability	18,347			18,757

Total non-interest-bearing liabilities	28,975			31,490

Total liabilities	562,535			468,034

Stockholders’ equity	167,038			178,568

Total liabilities and stockholders’ equity	$729,573			$646,602

Net interest income		$46,535			$43,617
Interest rate spread(6)			8.45%			9.13%
Net interest margin(7)			8.68%			9.44%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.95%			141.18%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Nine Months Ended September 30, 2014 Compared To Nine Months Ended September 30, 2013
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total

	(Dollars in thousands)

Interest income:
Interest-earning deposits with banks	$27	$19	$46
Securities available for sale	1	37	38
Net investment in leases	5,869	(2,863)	3,006
Loans receivable	21	(4)	17
Total interest income	7,110	(4,003)	3,107

Interest expense:
Certificate of Deposits	486	(12)	473
Money Market Deposits	61	-	61
Long-term borrowings	(345)	-	(345)
Total interest expense	704	(515)	189

Net interest income	6,590	(3,672)	2,918

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the nine-month periods ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013

	(Dollars in thousands)

Interest income	$50,182	$47,075
Fee income	11,016	9,733

Interest and fee income	61,198	56,808
Interest expense	3,647	3,458

Net interest and fee income	$57,551	$53,350

Average total finance receivables(1)	$599,208	$529,578

Percent of average total finance receivables:
Interest income	11.17%	11.85%
Fee income	2.45	2.45

Interest and fee income	13.62	14.30
Interest expense	0.81	0.87

Net interest and fee margin	12.81%	13.43%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $4.2 million, or 7.9%, to $57.6 million for the nine months ended September 30, 2014 from $53.4 million for the nine months ended September 30, 2013. The annualized net interest and fee margin decreased 62 basis points to 12.81% in the nine-month period ended September 30, 2014 from 13.43% for the same period in 2013.

Interest income, net of amortized initial direct costs and fees, increased $3.1 million, or 6.6%, to $50.2 million for the nine-month period ended September 30, 2014 from $47.1 million for the nine-month period ended September 30, 2013. The increase in interest income was principally due to a 13.1% increase in average total finance receivables, which increased $69.6 million to $599.2 million at September 30, 2014 from $529.6 million at September 30, 2013, partially offset by a decrease in average yield of 68 basis points. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased due to lower yields on the new leases compared to the yields on the leases repaying, primarily due to a change in mix of more recent origination types toward larger program opportunities. The weighted average implicit interest rate on new finance receivables originated decreased 93 basis points to 11.23% for the nine-month period ended September 30, 2014, compared to 12.16% for the nine-month period ended September 30, 2013.

Fee income increased $1.3 million to $11.0 million for the nine-month period ended September 30, 2014, compared to $9.7 million for the nine-month period ended September 30, 2013. Fee income included approximately $2.2 million of net residual income for the nine-month period ended September 30, 2014 and $2.1 million for the nine-month period ended September 30, 2013.

Fee income also included approximately $7.2 million in late fee income for the nine-month period ended September 30, 2014, which increased 10.8% from $6.5 million for the nine-month period ended September 30, 2013. The increase in late fee income was primarily due to the increase in average total finance receivables. In addition, income related to early termination of leases was $1.6 million for the nine-month period ended September 30, 2014, compared to $1.1 million for the nine-month period ended September 30, 2013.

Fee income, as an annualized percentage of average total finance receivables, was 2.45% for each the nine-month periods ended September 30, 2014 and September 30, 2013. Late fees remained the largest component of fee income at 1.59% as an annualized percentage of average total finance receivables for the nine-month period ended September 30, 2014, compared to 1.64% for the nine-month period ended September 30, 2013. As an annualized percentage of average total finance receivables, net residual income was 0.49% for the nine-month period ended September 30, 2014, compared to 0.54% for the nine-month period ended September 30, 2013. As an annualized percentage of average total finance receivables, income related to early termination of leases was 0.36% for the nine-month period ended September 30, 2014, compared to 0.27% for the nine-month period ended September 30, 2013.

Interest expense increased $0.1 million to $3.6 million for the nine-month period ended September 30, 2014 from $3.5 million for the nine-month period ended September 30, 2013. The increase was primarily due to an increase in deposits year over year. Interest expense, as an annualized percentage of average total finance receivables, decreased 6 basis points to 0.81% for the nine-month period ended September 30, 2014, from 0.87% for the same period in 2013.

For the nine months ended September 30, 2014, there were no borrowings outstanding, compared to an average of $4.1 million at a weighted average interest rate of 3.20% for the same period in 2013.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the MMDA Product. At September 30, 2014, brokered certificates of deposit represented approximately 55% of total deposits, while approximately 36% of total deposits were obtained from direct channels, and 9% were in the MMDA Product. Interest expense on deposits was $3.6 million, or 0.90% as an annualized percentage of average deposits, for the nine-month period ended September 30, 2014. The average balance of deposits was $533.6 million for the nine-month period ended September 30, 2014. Interest expense on deposits was $3.1 million, or 0.94% as an annualized percentage of average deposits, for the nine-month period ended September 30, 2013. The average balance of deposits was $432.4 million for nine-month period ended September 30, 2013.

Insurance income. Insurance income increased $0.4 million to $4.0 million for the nine-month period ended September 30, 2014 from $3.6 million for the nine-month period ended September 30, 2013, primarily due to higher total finance receivables.

Other income. Other income was $1.2 million for each of the nine-month periods ended September 30, 2014 and September 30, 2013. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $0.5 million, or 2.6%, to $20.0 million for the nine months ended September 30, 2014 from $19.5 million for the same period in 2013. The increase was primarily due to annual salary adjustment. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.44% for the nine-month period ended September 30, 2014 compared with 4.92% for the same period in 2013.

Total personnel increased to 279 at September 30, 2014 from 276 at September 30, 2013.

General and administrative expense. General and administrative expense increased $1.1 million, or 10.1%, to $12.0 million for the nine months ended September 30, 2014 from $10.9 million for the same period in 2013. The increase was primarily due to portfolio growth and the impact of increased marketing and strategic initiatives. General and administrative expense as an annualized percentage of average total finance receivables was 2.66% for the nine-month period ended September 30, 2014, compared to 2.75% for the nine-month period ended September 30, 2013. Selected major components of general and administrative expense for the nine-month period ended September 30, 2014 included $2.1 million of premises and occupancy expense, $1.1 million of audit and tax compliance expense, $1.2 million of data processing expense and $0.8 million of marketing expense. In comparison, selected major components of general and administrative expense for the nine-month period ended September 30, 2013 included $2.0 million of premises and occupancy expense, $0.9 million of audit and tax compliance expense, $1.1 million of data processing expense and $0.7 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.9 million for the nine months ended September 30, 2014, compared to $0.8 million for the same period in 2013.

Provision for credit losses. The provision for credit losses increased $0.2 million, or 3.1%, to $6.6 million for the nine-month period ended September 30, 2014 from $6.4 million for the same period in 2013, primarily due to growth in the portfolio and stable delinquency ratios. Additional factors that have an impact on the provision for credit losses include the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles because they impact both the charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $6.7 million for the nine-month period ended September 30, 2014, compared to $5.8 million for the same period in 2013. The increase in net charge-offs was primarily due to portfolio growth, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.48% during the nine-month period ended September 30, 2014, from 1.45% for the same period in 2013. The allowance for credit losses decreased to approximately $8.4 million at September 30, 2014, a decrease of $0.1 million from $8.5 million at December 31, 2013.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $8.9 million was recorded for the nine-month period ended September 30, 2014, compared to an expense of $7.7 million for the same period in 2013. The change is primarily attributable to the change in pretax income recorded for the nine-month period ended September 30, 2014. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.0% for the nine-month period ended September 30, 2014, compared to 37.5% for the nine-month period ended September 30, 2013. The change in effective tax rate is primarily due to an adjustment of approximately $0.1 million related to interest receivable on the 2006 through 2009 amended tax returns and changes in the mix of projected pretax book income across the jurisdictions and entities.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $21.6 million, or 3.6%, to $618.7 million at September 30, 2014 from $597.1 million at December 31, 2013. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for the borrowing facility as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three- and nine-month periods ended September 30, 2014 and September 30, 2013, and the year ended December 31, 2013:

		Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
		2014	2013	2014	2013	2013

		(Dollars in thousands)

Allowance for credit losses, beginning of period		$7,725	$6,919	$8,467	$6,488	$6,488

Charge-offs		(2,707)	(2,688)	(8,446)	(7,108)	(9,499)
Recoveries		647	541	1,788	1,335	1,861

Net charge-offs		(2,060)	(2,147)	(6,658)	(5,773)	(7,638)

Provision for credit losses		2,706	2,303	6,562	6,360	9,617

Allowance for credit losses, end of period	(1)	$8,371	$7,075	$8,371	$7,075	$8,467

Annualized net charge-offs to average total finance receivables	(2)	1.36%	1.55%	1.48%	1.45%	1.41%

Allowance for credit losses to total finance receivables, end of period	(2)	1.36%	1.23%	1.36%	1.23%	1.42%

Average total finance receivables	(2)	$608,290	$555,422	$599,208	$529,578	$540,717
Total finance receivables, end of period	(2)	$616,916	$573,325	$616,916	$573,325	$595,253

Delinquencies greater than 60 days past due		$3,290	$2,941	$3,290	$2,941	$3,204
Delinquencies greater than 60 days past due	(3)	0.47%	0.45%	0.47%	0.45%	0.47%
Allowance for credit losses to delinquent accounts greater than 60 days past due	(3)	254.44%	240.56%	254.44%	240.56%	264.26%

Non-accrual leases and loans, end of period		$1,903	$1,697	$1,903	$1,697	$1,665
Renegotiated leases and loans, end of period		$1,130	$867	$1,130	$867	$815
Accruing leases and loans past due 90 days or more		$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans	(4)	$24	$23	$137	$111	$178
Interest income excluded on non-accrual leases and loans	(5)	$28	$21	$32	$28	$20

(1)	At September 30, 2014, December 31, 2013 and September 30, 2013, there was no allowance for credit losses allocated to loans.
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

Net charge-offs for the three months ended September 30, 2014 were $2.1 million (1.36% of average total finance receivables on an annualized basis), compared to $2.6 million (1.71% of average total finance receivables on an annualized basis) for the three months ended June 30, 2014 and $2.1 million (1.55% of average total finance receivables on an annualized basis) for the three months ended September 30, 2013. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

Net charge-offs for the nine-month period ended September 30, 2014 were $6.7 million (1.48% of average total finance receivables on an annualized basis), compared to $5.8 million (1.45% of average total finance receivables on an annualized basis) for the nine-month period ended September 30, 2013. Approximately 13% of the increase from the third quarter of 2013 was due to a higher charge-off rate as a percentage of average total finance receivables, and approximately 87% of the increase was related to the growth in average total finance receivables. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as discussed above.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.47% at September 30, 2014 and December 31, 2013, respectively, compared to 0.45% at September 30, 2013. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

In accordance with the Contingencies and Receivables Topics of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. The factors and trends discussed above were included in the Company’s analysis to determine its allowance for credit losses. (See “Critical Accounting Policies.”)

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of September 30, 2014, approximately 68% of our leases were one dollar purchase option leases, 31% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of September 30, 2014, there were $27.4 million of residual assets retained on our Consolidated Balance Sheet, of which $21.9 million, or 80.1%, were related to copiers. As of December 31, 2013, there were $28.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.7 million, or 79.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of September 30, 2014 and December 31, 2013, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.9 million and $0.7 million of net residual income for the three-month periods ended September 30, 2014 and September 30, 2013, respectively. Fee income included approximately $2.2 million and $2.1 million of net residual income for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.1 million and $1.2 million for the three-month periods ended September 30, 2014 and September 30, 2013, respectively. Renewal income net of depreciation totaled approximately $3.4 million and $3.9 million for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively. The decline in renewal income was primarily due to fewer leases reaching the end of their original contractual terms, as a result of the lower originations during the 2008 to 2011 timeframe.

For the three months ended September 30, 2014, the net loss on residual values disposed at end of term totaled $0.2 million, compared to a net loss of $0.5 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the net loss on residual values disposed at end of term totaled $1.2 million, compared to a net loss of $1.8 million for the nine months ended September 30, 2013. The primary driver of the changes was a shift in the mix of the amounts and types of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the nine-month periods ended September 30, 2014 and September 30, 2013, respectively.

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

On October 9, 2009, Marlin Business Services Corp.’s affiliate, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. On June 26, 2012, the facility was amended to extend the maturity date to October 9, 2014. On October 3, 2014, the facility was further amended to extend the maturity date to January 7, 2015.

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

At September 30, 2014, we had approximately $98.0 million of available borrowing capacity from our borrowing facility and a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $104.2 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 3.14 to 1 at September 30, 2014 and 3.09 to 1 at December 31, 2013.

Net cash used in investing activities was $30.2 million for the nine-month period ended September 30, 2014, compared to net cash used in investing activities of $80.6 million for the nine-month period ended September 30, 2013. Investing activities primarily relate to leasing activities.

Net cash provided by financing activities was $22.2 million for the nine-month period ended September 30, 2014, compared to net cash provided by financing activities of $55.3 million for the nine-month period ended September 30, 2013. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $26.5 million for the nine-month period ended September 30, 2014, compared to net cash provided by operating activities of $36.1 million for the nine-month period ended September 30, 2013.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future. During the third quarter of 2013, the Company received substantially all of a $15.4 million tax receivable associated with amended tax return years of 2006 thru 2009 as originally discussed in Note 13 to the Company’s 10-K for December 31, 2010.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using FDIC- insured deposits issued through MBB and, to a much lesser extent, advances under our long-term bank facility. Total cash and cash equivalents available as of September 30, 2014 totaled $104.2 million, compared to $85.7 million at December 31, 2013.

Restricted Interest-earning Deposits with Banks. As of September 30, 2014, we also had $0.9 million of cash that was classified as restricted interest-earning deposits with banks, compared to $1.3 million at December 31, 2013. Restricted interest-earning deposits with banks consist primarily of trust accounts related to our secured debt facility. The decline in these balances in 2014 was generally due to the repayment of our borrowings.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at September 30, 2014 and December 31, 2013. Information pertaining to our borrowing facilities is as follows:

	For the Nine Months Ended September 30, 2014				As of September 30, 2014
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate (2)	Amount Outstanding	Weighted Average Rate (2)	Unused Capacity(1)

	(Dollars in thousands)
Federal funds purchased	$23,000	$—	$—	—%	$—	—%	$23,000
Long-term loan facilities	75,000	—	—	—%	—	—%	75,000

	$98,000		$—	—%	$—	—%	$98,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2014, MBB had $27.7 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $23.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $27.7 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $30.1 million of net investment in leases pledged at September 30, 2014.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s affiliate, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. As previously disclosed, on June 26, 2012, certain provisions of the facility were amended and its maturity date was extended from October 9, 2012 to October 9, 2014. On October 3, 2014, the facility was further amended to extend the maturity date to January 7, 2015. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility. However, there is no amount outstanding under the facility at September 30, 2014.

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

Some of the critical financial and credit quality covenants under our borrowing arrangement as of September 30, 2014 include:

	Actual(1)	Requirement
Debt-to-equity ratio maximum	3.14 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0 to 1	5.0 to 1
Maximum portfolio delinquency ratio	0.47%	3.50%
Maximum gross charge-off ratio	1.81%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the debt agreement, which may differ from ratios or amounts presented elsewhere in this document.

As of September 30, 2014, the Company was in compliance with the provisions of its secured borrowing arrangement.

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

At September 30, 2014, MBB’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 16.70%, 17.97% and 19.22%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively. At September 30, 2014, Marlin Business Services Corp.’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 23.06%, 26.11% and 27.36%, respectively, which exceeds requirements for well-capitalized status of 5%, 6% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at September 30, 2014 was $111.2 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. Following the expiration of MBB’s three-year de novo period, the Company has provided MBB with additional capital to support future growth of $25 million in 2011, $10 million in 2012, and $10 million in 2013.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to September 30, 2014

The Company declared a dividend of $0.125 per share on October 30, 2014. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.6 million, is scheduled to be paid on November 20, 2014 to shareholders of record on the close of business on November 10, 2014. It represents the Company’s thirteenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On October 3, 2014, the Company’s affiliate, MRC, amended its $75.0 million borrowing facility. The amendment changed the maturity date of the facility from October 9, 2014 to January 7, 2015.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of September 30, 2014 were as follows:

	Contractual Obligations as of September 30, 2014

Period Ending December 31,	Deposits	Contractual Interest Payments(1)	Operating Leases	Leased Facilities	Capital Leases	Total

	(Dollars in thousands)
2014	$53,625	$1,022	$1	$278	$25	$54,951
2015	201,780	3,228	—	1,455	102	206,565
2016	120,249	1,980	—	1,472	102	123,803
2017	76,533	1,044	—	1,479	77	79,133
2018	22,329	436	—	1,424	—	24,189
Thereafter	12,355	64	—	2,058	—	14,477

Total	$486,871	$7,774	$1	$8,166	$306	$503,118

(1)	Includes interest on deposits and borrowings. Interest on the variable-rate long-term loan facility is assumed at the September 30, 2014 rate for the remaining term.

There were no off-balance sheet arrangements requiring disclosure at September 30, 2014.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance is effective interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Under the new guidance, it is required that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance also requires that the performance target not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of the new requirements is not expected to have a material impact on the consolidated balance sheet, statement of operations, or statement of cash flows of the Company.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the consolidated balance sheet, statement of operations, or statement of cash flows of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on Stock Repurchases

On July 29, 2014, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2014.

	Number of Shares Purchased(2)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Time Period

July 1, 2014 to July 31, 2014	13,404	$18.69	13,404	$14,973,687

August 1, 2014 to August 31, 2014	84,103	$19.14	84,103	$13,363,900

September 1, 2014 to September 30, 2014	0	$0	0	$13,363,900

Total for the quarter ended September 30, 2014	97,507	$19.08	97,507	$13,363,900

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
(2)

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. On July 29, 2014, the Company’s Board of Directors renewed the stock repurchase plan to repurchase up to $15 million in value of its outstanding shares of common stock.

In addition to the repurchases described above, participants in the Equity Plans may have shares withheld to cover income taxes. There were 3,933 shares repurchased to cover income tax withholding in connection with the shares granted under the Equity Plans during the three-month period ended September 30, 2014, at an average cost of $19.11 per share. At September 30, 2014, the Company had $13.4 million remaining in its stock repurchase plan authorized by the Board of Directors.

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

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

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

Date: October 31, 2014