Form 10-K/A
period 2014-12-31
MARLIN BUSINESS SERVICES CORP
filed 2015-04-13
CIK 1260968

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Marlin Business Services Corp., a Pennsylvania corporation (“Company,” “Marlin,” “Registrant,” “we,” “us” or “our”), for the year ended December 31, 2014 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015 (the “Original Filing”) and is being filed solely for the limited purpose of amending each “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” included in Item 8 of Part II to correct references to the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in the report relating to the Company’s and its subsidiaries’ internal control over financial reporting, and to include the signature of the independent registered public accounting firm in the report relating to the consolidated financial statements of the Company and its subsidiaries. Except for the correction of such Part II information, the update to the cover page, and the filing of related certifications and the consent of Independent Registered Public Accounting Firm, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART II

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marlin Business Services Corp. and Subsidiaries

Mount Laurel, New Jersey

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$8,467	$6,488	$5,353

Charge-offs	(11,463)	(9,499)	(6,358)
Recoveries	2,417	1,861	1,573

Net charge-offs	(9,046)	(7,638)	(4,785)

Provision for credit losses	9,116	9,617	5,920

Allowance for credit losses, end of period(1)	$8,537	$8,467	$6,488

Net charge-offs to average total finance receivables(2)	1.50%	1.41%	1.11%

Allowance for credit losses to total finance receivables, end of period(2)	1.36%	1.42%	1.30%

Average total finance receivables(2)	$602,923	$540,717	$432,829
Total finance receivables, end of period(2)	$627,922	$595,253	$500,203

Delinquencies greater than 60 days past due	$3,602	$3,204	$2,444
Delinquencies greater than 60 days past due(3)	0.51%	0.47%	0.42%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	237.01%	264.26%	265.47%

Non-accrual leases and loans, end of period	$1,742	$1,665	$1,395
Renegotiated leases and loans, end of period	$1,014	$815	$862

(1)	At December 31, 2014, 2013, and 2012, there was no allowance for credit losses allocated to loans.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6 - Property and Equipment, Net

Property and equipment consist of the following:

	December 31,		Depreciable Life
	2014	2013
	(Dollars in thousands)
Furniture and equipment	$2,784	$2,792	7 years
Computer systems and equipment	10,690	10,094	3-5 years
Leasehold improvements	1,170	919	Shorter of estimated useful life

			or remaining lease term
Total property and equipment	14,644	13,805
Less - Accumulated depreciation and amortization	(11,798)	(11,540)

Property and equipment, net	$2,846	$2,265

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$ 7.17 - 9.52	128,394	0.5	9.13	1,464	50,862	1.0	8.53	610
$ 12.08 - 12.41	64,957	2.4	12.39	529	49,259	2.4	12.38	401

	193,351	1.1	10.23	$1,993	100,121	1.7	10.42	$1,011

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - Parent Company

Summarized financial information of the parent company is as follows:

Parent Company - Balance Sheet

	December 31,
	2014	2013
	(Dollars in thousands, except per-share data)
ASSETS
Investment in and advances to subsidiaries:
Bank subsidiary	$115,978	$95,254
Nonbank subsidiaries	57,986	67,784

Total assets	$173,964	$163,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	—	—

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,838,449 and 12,994,758 shares issued and outstanding at December 31, 2014 and 2013, respectively	128	130
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	89,130	91,730
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(17)	(257)
Retained earnings	84,725	71,437

Total stockholders’ equity	173,964	163,038

Total liabilities and stockholders’ equity	$173,964	$163,038

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company - Income Statement

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company - Statement of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$19,350	$16,321	$11,697
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net (income) losses of subsidiaries	(19,350)	(424)	4,044

Net cash provided by operating activities	—	15,807	15,741

Cash flows from investing activities:
Capital returned from nonbank subsidiaries	11,789	26,730	—
Capital contributed to subsidiaries	(407)	(11,794)	(10,987)

Net cash provided by (used in) investing activities	11,382	14,936	(10,987)

Cash flows from financing activities:
Issuances of common stock	253	270	136
Repurchases of common stock	(5,727)	(1,168)	(2,189)
Dividends paid to common stockholders	(6,062)	(31,369)	(3,552)
Exercise of stock options	154	1,524	851

Net cash used in financing activities	(11,382)	(30,743)	(4,754)

Net increase in total cash and cash equivalents	—	—	—
Total cash and cash equivalents, beginning of period	—	—	—

Total cash and cash equivalents, end of period	$—	$—	$—

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - Events Subsequent to Year-End

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012.

Notes to Consolidated Financial Statements.

(b)	Exhibits.

Number	Description
23.1	Consent of Deloitte & Touche LLP (Filed herewith)
31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.). (Furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2015

MARLIN BUSINESS SERVICES CORP.

By:	/s/ DANIEL P. DYER
Daniel P. Dyer
Chief Executive Officer