Form 10-Q
period 2015-03-31
MARLIN BUSINESS SERVICES CORP
filed 2015-05-01
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Yes ☐      No  ☑

At April 27, 2015, 12,823,573 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended March 31, 2015

PART I. Financial Information

Item 1.  Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014

	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$4,534	$2,437
Interest-earning deposits with banks	108,595	108,219

Total cash and cash equivalents	113,129	110,656
Time deposits with banks	3,135	—
Restricted interest-earning deposits with banks	1,545	711
Securities available for sale (amortized cost of $5.6 million and $5.8 million at March 31, 2015 and December 31, 2014, respectively)	5,554	5,722
Net investment in leases and loans	628,019	629,507
Property and equipment, net	3,516	2,846
Property tax receivables	6,212	690
Other assets	8,119	8,317

Total assets	$769,229	$758,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$557,835	$550,119
Other liabilities:
Sales and property taxes payable	7,052	2,739
Accounts payable and accrued expenses	12,359	14,406
Net deferred income tax liability	16,894	17,221

Total liabilities	594,140	584,485

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,847,888 and 12,838,449 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	128	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	87,834	89,130
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(35)	(17)
Retained earnings	87,164	84,725

Total stockholders’ equity	175,089	173,964

Total liabilities and stockholders’ equity	$769,229	$758,449

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014

	(Dollars in thousands, except per-share data)

Interest income	$16,487	$16,737
Fee income	4,120	3,685

Interest and fee income	20,607	20,422
Interest expense	1,318	1,181

Net interest and fee income	19,289	19,241
Provision for credit losses	3,340	1,732

Net interest and fee income after provision for credit losses	15,949	17,509

Other income:
Insurance income, net	1,466	1,317
Other income	365	382

Other income	1,831	1,699

Other expense:
Salaries and benefits	6,967	7,186
General and administrative	4,093	4,189
Financing related costs	108	290

Other expense	11,168	11,665

Income before income taxes	6,612	7,543
Income tax expense	2,557	2,900

Net income	$4,055	$4,643

Basic earnings per share	$0.31	$0.36
Diluted earnings per share	$0.31	$0.36

Cash dividends declared and paid per share	$0.125	$0.11

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2015	2014

	(Dollars in thousands)

Net income	$4,055	$4,643

Other comprehensive income (loss):

Increase (decrease) in fair value of securities available for sale	(29)	107

Tax effect	11	(41)

Total other comprehensive income (loss)	(18)	66

Comprehensive income	$4,037	$4,709

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	(Dollars in thousands)

Balance, December 31, 2013	12,994,758	$130	$91,730	$(2)	$(257)	$71,437	$163,038
Issuance of common stock	14,428	—	253	—	—	—	253

Repurchase of common stock	(283,064)	(3)	(5,724)	—	—	—	(5,727)
Exercise of stock options	14,469	—	154	—	—	—	154
Excess tax benefits from stock-based payment arrangements	—	—	754	—	—	—	754
Stock option compensation recognized	—	—	7	—	—	—	7
Restricted stock grant	97,858	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	1,957	—	—	—	1,957
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	240	—	240
Net income	—	—	—	—	—	19,350	19,350
Cash dividends paid	—	—	—	—	—	(6,062)	(6,062)

Balance, December 31, 2014	12,838,449	$128	$89,130	$(2)	$(17)	$84,725	$173,964
Repurchase of common stock	(145,315)	(1)	(2,675)	—	—	—	(2,676)
Exercise of stock options	34,164	—	333	—	—	—	333
Excess tax benefits from stock-based payment arrangements	—	—	138	—	—	—	138
Restricted stock grant	120,590	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	909	—	—	—	909
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(18)	—	(18)
Net income	—	—	—	—	—	4,055	4,055
Cash dividends paid	—	—	—	—	—	(1,616)	(1,616)

Balance, March 31, 2015	12,847,888	$128	$87,834	$(2)	$(35)	$87,164	$175,089

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014

	(Dollars in thousands)

Cash flows from operating activities:
Net income	$4,055	$4,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	396
Stock-based compensation	909	997
Excess tax benefits from stock-based payment arrangements	(138)	(311)
Provision for credit losses	3,340	1,732
Net deferred income taxes	(378)	(1,060)
Amortization of deferred initial direct costs and fees	1,831	1,801
Deferred initial direct costs and fees	(1,792)	(1,597)
Loss on equipment disposed	137	554
Effect of changes in other operating items:
Other assets	(5,444)	(2,397)
Other liabilities	2,487	1,569

Net cash provided by operating activities	5,400	6,327

Cash flows from investing activities:
Decrease (increase) in time deposits with banks	(3,135)	—
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(81,667)	(74,255)
Principal collections on leases and loans	78,848	67,428
Security deposits collected, net of refunds	(42)	(88)
Proceeds from the sale of equipment	833	984
Acquisitions of property and equipment	(964)	(129)
Change in restricted interest-earning deposits with banks	(834)	83
Purchases of securities available for sale, net	139	14

Net cash (used in) investing activities	(6,822)	(5,963)

Cash flows from financing activities:
Increase in deposits	7,716	35,171
Repurchases of common stock	(2,676)	(1,496)
Dividends paid	(1,616)	(1,434)
Exercise of stock options	333	26
Excess tax benefits from stock-based payment arrangements	138	311

Net cash provided by financing activities	3,895	32,578

Net increase in total cash and cash equivalents	2,473	32,942
Total cash and cash equivalents, beginning of period	110,656	85,653

Total cash and cash equivalents, end of period	$113,129	$118,595

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$1,133	$1,038
Net cash paid for income taxes	$123	$1,709

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – The Company

Description

Marlin Business Services Corp. (“the Company”) is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act. The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation (“MLC”), the Company provides equipment financing solutions nationwide, primarily to small and mid-sized businesses in a segment of the equipment leasing market commonly referred to in the industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers, including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary, which enables us to reinsure the property insurance coverage for the equipment financed by MLC and Marlin Business Bank (“MBB”) for our end user customers. Effective March 12, 2008, the Company opened MBB, a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2015 and the results of operations for the three-month periods ended March 31, 2015 and 2014, and cash flows for the three-month periods ended March 31, 2015 and 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015 and Form 10-K/A filed with the SEC on April 13, 2015. The consolidated results of operations for the three-month periods ended March 31, 2015 and 2014 and the consolidated statements of cash flows for the three-month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

Time Deposits with Banks.    Time deposits with banks are primarily composed of FDIC insured certificates of deposits that have original maturity dates of greater than 90 days. These deposits are held on the balance sheet at amortized cost. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred.

There have been no other significant changes to the Company’s accounting policies as disclosed in the Company’s 2014 Annual Report on Forms 10-K and 10-K/A.

Recent Accounting Pronouncements.

In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless the event is unusual in nature and occurs infrequently. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	March 31,	December 31,
	2015	2014

	(Dollars in thousands)

Minimum lease payments receivable	$707,903	$710,801
Estimated residual value of equipment	27,389	27,458
Unearned lease income, net of initial direct costs and fees deferred	(96,889)	(98,738)
Security deposits	(2,558)	(2,600)
Loans, including unamortized deferred fees and costs	1,405	1,123
Allowance for credit losses	(9,231)	(8,537)

	$628,019	$629,507

At March 31, 2015, a total of $2.9 million of minimum lease payments receivable is assigned as collateral for the borrowing facility. At March 31, 2015, there is no amount outstanding under this borrowing facility and the unused borrowing capacity is $75.0 million. In addition, $32.7 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs net of fees deferred were $10.1 million as of March 31, 2015 and December 31, 2014. Initial direct costs are netted in unearned income and will be amortized to income using the effective interest method. At March 31, 2015 and December 31, 2014, $22.1 million and $22.0 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of March 31, 2015:

	Minimum Lease
	Payments	Income
	Receivable	Amortization

	(Dollars in thousands)

Period Ending December 31,
2015	$233,506	$41,246
2016	230,886	32,600
2017	141,009	15,547
2018	70,832	5,968
2019	28,584	1,443
Thereafter	3,086	85

	$707,903	$96,889

As of March 31, 2015 and December 31, 2014, the Company maintained total finance receivables which were on a non-accrual basis of $2.0 million and $1.7 million, respectively. As of March 31, 2015 and December 31, 2014, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.8 million and $1.0 million, respectively. (See Note 4 for income recognition on leases and loans and additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended March 31,		Year Ended December 31,

	2015	2014	2014

	(Dollars in thousands)

Allowance for credit losses, beginning of period	$8,537	$8,467	$8,467

Charge-offs	(3,143)	(2,635)	(11,463)

Recoveries	497	595	2,417

Net charge-offs	(2,646)	(2,040)	(9,046)

Provision for credit losses	3,340	1,732	9,116

Allowance for credit losses, end of period(1)	$9,231	$8,159	$8,537

Annualized net charge-offs to average total finance receivables(2)	1.70%	1.38%	1.50%

Allowance for credit losses to total finance receivables, end of period(2)	1.47%	1.36%	1.36%

Average total finance receivables(2)	$622,120	$589,922	$602,923

Total finance receivables, end of period(2)	$627,167	$598,590	$627,922

Delinquencies greater than 60 days past due	$4,057	$3,404	$3,602

Delinquencies greater than 60 days past due(3)	0.57%	0.50%	0.51%

Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	227.53%	239.69%	237.01%

Non-accrual leases and loans, end of period	$1,975	$1,686	$1,742

Renegotiated leases and loans, end of period	$774	$1,239	$1,014

(1)	At March 31, 2015 the allowance for credit losses allocated to loans was less than $0.1 million. At December 31, 2014 and March 31, 2014, there was no allowance for credit losses allocated to loans.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At March 31, 2015, December 31, 2014 and March 31, 2014, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended March 31, 2015 were $2.6 million (1.70% of average total finance receivables on an annualized basis), compared to $2.4 million (1.56% of average total finance receivables on an annualized basis) for the three-month period ended December 31, 2014 and $2.0 million (1.38% of average total finance receivables on an annualized basis) for the three-month period ended March 31, 2014.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	March 31, 2015	December 31, 2014

	(Dollars in thousands)

Accrued fees receivable	$2,507	$2,465
Prepaid expenses	1,812	1,748
Income taxes receivable	—	854
Other	3,800	3,250

	$8,119	$8,317

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At March 31, 2015, MBB had an unfunded commitment of $0.7 million for this activity. Unless renewed prior to termination, MBB’s one-year commitment to the consortium will expire in September 2015.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of March 31, 2015, the Company leases all five of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Sherwood, Oregon. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of March 31, 2015:

	Future Minimum Lease Payment Obligations
	Capital	Operating
Period Ending December 31,	Leases	Leases	Total

	(Dollars in thousands)
2015	$76	$1,102	$1,178
2016	102	1,478	1,580
2017	77	1,483	1,560
2018	—	1,428	1,428
2019	—	1,394	1,394
Thereafter	—	670	670

Total minimum lease payments	$255	$7,555	$7,810

Less: amount representing interest	(17)

Present value of minimum lease payments	$238

Rent expense was $0.3 million and $0.2 million for the three-months ended March 31, 2015 and March 31, 2014, respectively.

The Company has an employment agreement with a certain senior officer that currently extends through November 2015, with certain renewal options.

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. On February 23, 2014, MBB began offering FDIC-insured money market deposit accounts (“the MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of March 31, 2015, money market deposit accounts totaled $48.0 million.

As of March 31, 2015, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)

Period Ending December 31,
2015	$176,556
2016	156,828
2017	117,184
2018	41,860
2019	16,822
Thereafter	598

Total	$509,848

Certificates of deposits are time deposits issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at March 31, 2015 was 0.97%.

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

The Company’s balances measured at fair value on a recurring basis include the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2

(Dollars in thousands)

Assets
Securities available for sale	$ 3,329	$ 2,225	$ 3,281	$ 2,441

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)

Financial Assets
Cash and cash equivalents	$113,129	$113,129	$110,656	$110,656
Time deposits with banks	3,135	3,140	—	—
Restricted interest-earning deposits with banks	1,545	1,545	711	711
Loans	1,405	1,398	1,123	1,123

Financial Liabilities
Deposits	$557,835	$558,520	$550,119	$549,578

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of March 31, 2015 and December 31, 2014, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The Company maintains interest-earning trust accounts related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at March 31, 2015 and December 31, 2014. This fair value measurement is classified as Level 1.

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

Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at March 31, 2015 and December 31, 2014. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans are estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended March 31,

	2015	2014

	(Dollars in thousands, except per- share data)

Basic EPS

Net income	$4,055	$4,643

Less: net income allocated to participating securities	(123)	(158)

Net income allocated to common stock	$3,932	$4,485

Weighted average common shares outstanding	12,857,294	12,968,323

Less: Unvested restricted stock awards considered participating securities	(370,053)	(421,643)

Adjusted weighted average common shares used in computing basic EPS	12,487,241	12,546,680

Basic EPS	$0.31	$0.36

Diluted EPS

Net income allocated to common stock	$3,932	$4,485

Adjusted weighted average common shares used in computing basic EPS	12,487,241	12,546,680

Add: Effect of dilutive stock options	36,017	66,317

Adjusted weighted average common shares used in computing diluted EPS	12,523,258	12,612,997

Diluted EPS	$0.31	$0.36

For each of the three-month periods ended March 31, 2015 and March 31, 2014, options to purchase 15,698 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

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

During the three-month period ended March 31, 2015, the Company purchased 112,129 shares of its common stock in the open market under the 2014 Repurchase Plan at an average cost of $18.45 per share. During the three-month period ended March 31, 2014, the Company did not purchase any shares of its common stock in the open market under the 2007 Repurchase Plan. At March 31, 2015, the Company had $11.3 million remaining in the 2014 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, collectively, (the “Equity Compensation Plans”)) may have shares withheld to cover income taxes. There were 33,186 shares repurchased to cover income tax withholding in connection with shares granted under the Equity Compensation Plans during the three-month period ended March 31, 2015, at an average cost of $18.27 per share. There were 65,075 shares repurchased to cover income tax withholding in connection with shares granted under the 2003 Plan during the three-month period ended March 31, 2014, at an average cost of $22.99 per share.

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

The Company and MBB are subject to capital adequacy regulations issued jointly by the federal bank regulatory agencies. These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The federal bank regulatory agencies and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the capital adequacy regulation, at least half of a banking organization’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The regulations establish minimum leverage ratios for banking organizations, which are calculated by dividing Tier 1 Capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banking organizations are expected to maintain capital in excess of the minimum standards.

On January 1, 2015, the Company and MBB became subject to new capital adequacy standards. The new standards require a minimum for Tier 1 leverage ratio of 4%; previously certain banking organizations were allowed to maintain a 3% minimum Tier 1 leverage ratio subject to certain requirements. The new standards raised the required minimum Tier 1 risk-based ratio from 4% to 6%. The Total risk-based capital ratio of 8% did not change. The new capital adequacy standards establish a new common equity Tier 1 risk-based capital ratio with a required 4.5% minimum (6.5% to be considered well-capitalized). There is also a new capital conservation buffer which is phased in from 2015 to 2019. When added to the minimum capital ratios and fully phased in, the capital conservation buffer will require banking organizations to hold an additional 2.5% of capital above the minimum requirements. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations. MBB’s Tier 1 Capital balance at March 31, 2015 was $121.3 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At March 31, 2015, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at March 31, 2015.

			Minimum Capital			Well-Capitalized Capital
	Actual		Requirement			Requirement
	Ratio	Amount	Ratio	(1)	Amount	Ratio		Amount

	(Dollars in thousands)

Tier 1 Leverage Capital

Marlin Business Services Corp.	23.21%	$175,110	4%		$30,180	5%		$37,725

Marlin Business Bank	17.35%	$121,327	5%		$34,957	5%		$34,957

Common Equity Tier 1 Risk-Based Capital

Marlin Business Services Corp.	26.00%	$175,110	4.5%		$30,313	6.5%		$43,785

Marlin Business Bank	18.91%	$121,327	6.5%		$41,707	6.5%		$41,707

Tier 1 Risk-based Capital

Marlin Business Services Corp.	26.00%	$175,110	6%		$40,417	8%		$53,890

Marlin Business Bank	18.91%	$121,327	8%		$51,331	8%		$51,331

Total Risk-based Capital

Marlin Business Services Corp.	27.25%	$183,540	8%		$53,890	10%		$67,362

Marlin Business Bank	20.16%	$129,360	15%		$96,246	10%	(1)	$64,164

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 20.16% at March 31, 2015 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 11 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options or restricted stock grants is 1,200,000 with not more than 1,000,000 of such shares available for issuance as restricted stock grants. There were 963,730 shares available for future grants under the 2014 Plan as of March 31, 2015, of which 763,730 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $0.9 million and $1.0 million for the three-month periods ended March 31, 2015 and March 31, 2014, respectively. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.1 million for the three-month period ended March 31, 2015. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.3 million for the three-month period ended March 31, 2014.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company and provide for accelerated vesting if there is a change in control as defined in the Equity Compensation Plans. Employee stock options generally vest over four years.

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during either of the three-month periods ended March 31, 2015 and March 31, 2014.

A summary of option activity for the three-month period ended March 31, 2015 follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options

Outstanding, December 31, 2014	193,351	$10.23

Granted	—	—

Exercised	(34,164)	9.75

Forfeited	(77,532)	9.52

Expired	—	—

Outstanding, March 31, 2015	81,655	11.10

During the three-month period ended March 31, 2015, the Company did not recognize compensation expense related to options. During the three-month period ended March 31, 2014, the Company recognized total compensation expense related to options of less than $0.1 million.

There were 34,164 and 1,284 stock options exercised during the three-month periods ended March 31, 2015 and March 31, 2014, respectively. The total pretax intrinsic values of stock options exercised were $0.3 million and less than $0.1 million for the three-month periods ended March 31, 2015 and March 31, 2014, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2015.

Options Outstanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$ 7.17 -7.79	21,851	0.6	$ 7.52	$ 273	21,851	0.6	$ 7.52	$ 273
$ 12.08 - 12.41	59,804	2.1	12.39	458	44,106	2.1	12.38	338

	81,655	1.7	11.09	$ 731	65,957	1.6	10.77	$ 611

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.03 as of March 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2015, there was no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations based on the most probable performance assumptions. As of March 31, 2015, $0.2 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 2.1 years.

Restricted Stock Awards

Restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The vesting period for restricted stock awards generally ranges from three to 10 years. All awards issued contain service conditions based on the participant’s continued service with the Company and may provide for accelerated vesting if there is a change in control as defined in the Equity Compensation Plans.

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

Of the total restricted stock awards granted during the three-month period ended March 31, 2015, 70,694 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2014 and 2015 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the three months ended March 31, 2015:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value

Outstanding at December 31, 2014	346,036	$15.99

Granted	121,490	17.03

Vested	(93,327)	16.27

Forfeited	(900)	18.72

Outstanding at March 31, 2015	373,299	16.25

During the three-month period ended March 31, 2015, the Company granted restricted stock awards with a grant date fair value totaling $2.1 million. There were no restricted stock awards granted during the three-month period ended March 31, 2014.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.9 million and $1.0 million of compensation expense related to restricted stock for the three-month periods ended March 31, 2015 and March 31, 2014, respectively.

Of the $0.9 million total compensation expense related to restricted stock for the three-month period ended March 31, 2015, approximately $0.6 million related to accelerated vesting based on achievement of certain performance criteria determined annually. Of the $1.0 million total compensation expense related to restricted stock for the three-month period ended March 31, 2014, approximately $0.7 million related to accelerated vesting, which was also based on the achievement of certain performance criteria determined annually.

As of March 31, 2015, there was $4.8 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.2 years. In the event individual performance targets are achieved, $2.0 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.6 years. In addition, certain of the awards granted may result in the issuance of 61,298 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended March 31, 2015 and March 31, 2014 was $1.7 million and $4.2 million, respectively.

NOTE 12 – Subsequent Events

The Company declared a dividend of $0.125 per share on April 30, 2015. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.6 million, is scheduled to be paid on May 21, 2015 to shareholders of record on the close of business on May 11, 2015. It represents the Company’s fifteenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On April 8, 2015, the Company’s affiliate, Marlin Receivables Corp. (“MRC”), amended its $75.0 million borrowing facility. The amendment changed the amount under the loan facility from $75.0 million to $50.0 million, and changed the commitment termination date of the facility from April 8, 2015 to July 7, 2015.

As previously disclosed in the Company’s Form 8-K filed on April 30, 2015, the Company announced that Lynne C. Wilson is resigning from her position as Senior Vice President and Chief Financial Officer. In connection with her resignation, the Company and Ms. Wilson have entered into a separation agreement and general release of claims dated April 30, 2015. Under the separation agreement, Ms. Wilson’s employment with the Company will terminate on May 31, 2015. The Company anticipates a second quarter 2015 after-tax charge of approximately $0.2 million due to a cash severance payment and vesting of outstanding restricted equity awards as defined by the separation agreement.

Item 2.   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Forms 10-K and 10-K/A for the year ended December 31, 2014 filed with the SEC. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

¡	availability, terms and deployment of funding and capital;
¡	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;
¡	the degree and nature of our competition;
¡	availability and retention of qualified personnel;
¡	general volatility of the capital markets; and
¡	the factors set forth in the section captioned “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2015, our lease portfolio consisted of 79,089 accounts with an average original term of 47 months and average original transaction size of approximately $13,700.

During the first quarter of 2015, the Company launched Funding Stream, a new, flexible loan program of MBB. Funding Stream is tailored to the small business market to provide customers a convenient, hassle free alternative to traditional lenders and access to capital to help grow their businesses.

At March 31, 2015, we had $769.2 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $628.0 million at March 31, 2015.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the
	Three Months
	Ended
	March 31,	As of or For the Year Ended December 31,
	2015	2014	2013	2012	2011	2010
Number of sales account executives	125	115	124	114	93	87
Number of originating sources(1)	1,015	1,117	1,173	1117	827	604

    (1) Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended March 31, 2015, our annualized net credit losses were 1.70% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 68% of our lease portfolio at March 31, 2015 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits, and money market demand accounts raised nationally by MBB. The Company also maintains a variable-rate long-term loan facility. As of March 31, 2015 the variable-rate long term loan facility did not have a balance. Historically, leases were funded through variable-rate facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations were accounted for as on-balance sheet transactions and, therefore, we did not recognize gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations primarily through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of March 31, 2015, total MBB deposits were $557.8 million, compared to $550.1 million at December 31, 2014. We had no outstanding secured borrowings as of both March 31, 2015 and December 31, 2014.

Fixed rate leases may be financed with variable-rate funding sources, therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous facilities, our current long-term loan facility does not require annual refinancing.

Historically, from time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any derivative agreements at March 31, 2015.

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

Critical Accounting Policies

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC insured certificates of deposits that have original maturity dates of greater than 90 days. These deposits are held on the balance sheet at amortized cost. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred.

There have been no other significant changes to our Critical Accounting Policies as described in our 2014 Annual Report on Forms 10-K and 10-K/A.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2015 and March 31, 2014

Net income. Net income of $4.1 million was reported for the three-month period ended March 31, 2015, resulting in diluted EPS of $0.31, compared to net income of $4.6 million and diluted EPS of $0.36 for the three-month period ended March 31, 2014.

Return on average assets was 2.17% for the three-month period ended March 31, 2015, compared to a return of 2.58% for the three-month period ended March 31, 2014. Return on average equity was 9.33% for the three-month period ended March 31, 2015, compared to a return of 11.31% for the three-month period ended March 31, 2014.

Overall, our average net investment in total finance receivables for the three-month period ended March 31, 2015 increased 5.5% to $622.1 million, compared to $589.9 million for the three-month period ended March 31, 2014. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at March 31, 2015 was $628.0 million, a decrease of $1.5 million, or 0.2%, from $629.5 million at December 31, 2014.

During the three months ended March 31, 2015, we generated 5,691 new leases with equipment cost of $81.4 million, compared to 5,385 new leases with equipment cost of $74.0 million generated for the three months ended March 31, 2014. Sales staffing levels increased from 117 sales account executives at March 31, 2014 to 125 sales account executives at March 31, 2015. Approval rates remained stable at 63% for the quarter ended March 31, 2015, compared to 65% for the quarter ended March 31, 2014.

For the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, net interest and fee income increased $0.1 million, or 0.5%, primarily due to an 11.8% increase in fee income as well as a 5.5% increase in average total finance receivables. The provision for credit losses increased $1.6 million, or 94.1%, to $3.3 million for the three-month period ended March 31, 2015 from $1.7 million for the same period in 2014, primarily due to growth in the portfolio, and slightly higher net charge offs and delinquencies.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,
	2015			2014

	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$106,601	$33	0.12%	$109,721	$32	0.12%
Time Deposits	808	2	1.12	—	—	—
Restricted interest-earning deposits with banks	670	-	0.01	1,295	-	0.01
Securities available for sale	5,654	30	2.09	5,455	60	4.38
Net investment in leases(3)	620,937	16,405	10.57	588,730	16,634	11.30
Loans receivable(3)	1,183	17	5.77	1,192	11	3.58

Total interest-earning assets	735,853	16,487	8.96	706,393	16,737	9.48

Non-interest-earning assets:
Cash and due from banks	461			640
Property and equipment, net	3,084			2,247
Property tax receivables	422			118
Other assets(4)	10,206			11,397

Total non-interest-earning assets	14,173			14,402

Total assets	$750,026			$720,795

Interest-bearing liabilities:
Certificate of Deposits(5)	$499,843	$1,287	1.03%	511,931	$1,155	0.90%
Money Market Deposits(5)	48,569	31	0.25	13,993	9	0.25
Long-term borrowings(5)	—	—	—	—	17	—

Total interest-bearing liabilities	548,412	1,318	0.96	525,924	1,181	0.90

Non-interest-bearing liabilities:
Sales and property taxes payable	1,934			2,853
Accounts payable and accrued expenses	7,918			9,231
Net deferred income tax liability	17,943			18,535

Total non-interest-bearing liabilities	27,795			30,619

Total liabilities	576,207			556,543

Stockholders’ equity	173,819			164,252

Total liabilities and stockholders’ equity	$750,026			$720,795

Net interest income		$15,169			$15,556
Interest rate spread(6)			8.00%			8.58%
Net interest margin(7)			8.25%			8.81%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.18%			134.31%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
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

	Three Months Ended March 31, 2015 Compared To
	Three Months Ended March 31, 2014
	Increase (Decrease) Due To:

	Volume(1)	Rate(1)	Total

	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$ (1)	$ 2	$ 1
Restricted interest-earning deposits with banks	—	—	—
Securities available for sale	2	(32)	(30)
Time Deposits	2	—	2
Net investment in leases	883	(1,112)	(229)
Loans receivable	—	6	6
Total interest income	682	(932)	(250)

Interest expense:
Certificate of Deposits	(28)	160	132
Money Market Deposits	22	—	22
Long-term borrowings	(17)	—	(17)
Total interest expense	52	85	137

Net interest income	632	(1,019)	(387)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,
	2015	2014

	(Dollars in thousands)

Interest income	$16,487	$16,737

Fee income	4,120	3,685

Interest and fee income	20,607	20,422

Interest expense	1,318	1,181

Net interest and fee income	$19,289	$19,241

Average total finance receivables(1)	$622,120	$589,922

Annualized percent of average total finance receivables:

Interest income	10.60%	11.35%

Fee income	2.65	2.50

Interest and fee income	13.25	13.85

Interest expense	0.85	0.80

Net interest and fee margin	12.40%	13.05%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $0.1 million, or 0.5%, to $19.3 million for the three months ended March 31, 2015 from $19.2 million for the three months ended March 31, 2014. The annualized net interest and fee margin decreased 65 basis points to 12.40% in the three-month period ended March 31, 2015 from 13.05% for the same period in 2014.

Interest income, net of amortized initial direct costs and fees, decreased $0.2 million, or 1.2%, to $16.5 million for the three-month period ended March 31, 2015 from $16.7 million for the three-month period ended March 31, 2014. The decrease in interest income was principally due to a decrease in average yield of 75 basis points partially offset by the 5.5% increase in average total finance receivables which increased $32.2 million to $622.1 million at March 31, 2015 from $589.9 million at March 31, 2014. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated decreased 42 basis points to 10.85% for the three-month period ended March 31, 2015, compared to 11.27% for the three-month period ended March 31, 2014.

Fee income increased $0.4 million to $4.1 million for the three-month period ended March 31, 2015, compared to $3.7 million for the three-month period ended March 31, 2014. Fee income included approximately $0.9 million and $0.7 million of net residual income for the three-month periods ended March 31, 2015 and March 31, 2014, respectively.

Fee income also included approximately $2.7 million in late fee income for the three-month period ended March 31, 2015, which increased 3.8% from $2.6 million for the three-month period ended March 31, 2014. The increase in late fee income was consistent with the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, increased 15 basis points to 2.65% for the three-month period ended March 31, 2015 from 2.50% for the same period in 2014. Late fees remained the largest component of fee income at 1.73% as an annualized percentage of average total finance receivables for the three-month period ended March 31, 2015, compared to 1.75% for the three-month period ended March 31, 2014. As an annualized percentage of average total finance receivables, net residual income was 0.58% for the three-month period ended March 31, 2015, compared to 0.47% for the three-month period ended March 31, 2014.

Interest expense increased $0.1 million to $1.3 million, or 0.96% as an annualized percentage of average deposits for, the three-month period ended March 31, 2015, from $1.2 million, or 0.89% as an annualized percentage of average deposits, for the three-month period ended March 31, 2014. The increase was primarily due to an increase of deposits and higher rates quarter over quarter. The average balance of deposits was $548.4 million and $525.9 million for the three-month periods ended March 31, 2015 and March 31, 2014, respectively. Interest expense, as an annualized percentage of average total finance receivables, increased 5 basis points to 0.85% for the three-month period ended March 31, 2015, from 0.80% for the same period in 2014.

There were no borrowings outstanding for each of the three months ended March 31, 2015 and March 31, 2014.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At March 31, 2015, brokered certificates of deposit represented approximately 54% of total deposits, while approximately 37% of total deposits were obtained from direct channels, and 9% were in the brokered MMDA Product.

Insurance income. Insurance income increased $0.2 million to $1.5 million for the three-month period ended March 31, 2015 from $1.3 million for the three-month period ended March 31, 2014, primarily due to higher total finance receivables.

Other income. Other income was $0.4 million for each of the three-month periods ended March 31, 2015 and March 31, 2014. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense decreased $0.2 million, or 2.8%, to $7.0 million for the three-month period ended March 31, 2015 from $7.2 million for the same period in 2014. The decrease was primarily due to reduced incentive compensation expense. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.48% for the three-month period ended March 31, 2015 compared with 4.87% for the same period in 2014. Total personnel increased to 296 at March 31, 2015 from 283 at March 31, 2014.

General and administrative expense. General and administrative expense decreased $0.1 million, or 2.4%, to $4.1 million for the three months ended March 31, 2015 from $4.2 million for the same period in 2014. General and administrative expense as an annualized percentage of average total finance receivables was 2.63% for the three-month period ended March 31, 2015, compared to 2.84% for the three-month period ended March 31, 2014. Selected major components of general and administrative expense for the three-month period ended March 31, 2015 included $0.8 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.5 million of data processing expense, $0.3 million of marketing expense and $0.1 million of recruiting and temporary services expense. In comparison, selected major components of general and administrative expense for the three-month period ended March 31, 2014 included $0.7 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.4 million of data processing expense, $0.3 million of marketing expense, and $0.4 million of recruiting and temporary services expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.1 million for the three-month period ended March 31, 2015, compared to $0.3 million for the three-month period ended March 31, 2014.

Provision for credit losses. The provision for credit losses increased $1.6 million, or 94.1%, to $3.3 million for the three months ended March 31, 2015 from $1.7 million for the same period in 2014, primarily due to growth in the portfolio, and slightly higher net charge offs and delinquencies. Additional factors that have an impact on the provision for credit losses include the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles because they impact both the charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $2.6 million for the three-month periods ended March 31, 2015, compared to $2.0 million for the same period in 2014. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.70% during the three-month period ended March 31, 2015, from 1.38% for the same period in 2014. The allowance for credit losses increased to approximately $9.2 million at March 31, 2015, an increase of $0.7 million from $8.5 million at December 31, 2014.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $2.6 million was recorded for the three-month period ended March 31, 2015, compared to an expense of $2.9 million for the same period in 2014. The change is primarily attributable to the change in pretax income recorded for the three-month period ended March 31, 2015. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.7% for the three-month period ended March 31, 2015, compared to 38.4% for the three-month period ended March 31, 2014.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans declined $1.5 million, or 0.2%, to $628.0 million at March 31, 2015 from $629.5 million at December 31, 2014. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for the borrowing facility as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three-month periods ended March 31, 2015 and March 31, 2014, and the year ended December 31, 2014:

	Three Months Ended		Year Ended
	March 31,		December 31,

	2015	2014	2014

	(Dollars in thousands)

Allowance for credit losses, beginning of period	$8,537	$8,467	$8,467

Charge-offs	(3,143)	(2,635)	(11,463)

Recoveries	497	595	2,417

Net charge-offs	(2,646)	(2,040)	(9,046)

Provision for credit losses	3,340	1,732	9,116

Allowance for credit losses, end of period(1)	$9,231	$8,159	$8,537

Annualized net charge-offs to average total finance receivables(2)	1.70%	1.38%	1.50%

Allowance for credit losses to total finance receivables, end of period(2)	1.47%	1.36%	1.36%

Average total finance receivables (2)	$622,120	$589,922	$602,923

Total finance receivables, end of period(2)	$627,167	$598,590	$627,922

Delinquencies greater than 60 days past due	$4,057	$3,404	$3,602

Delinquencies greater than 60 days past due(3)	0.57%	0.50%	0.51%

Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	227.53%	239.69%	237.01%

Non-accrual leases and loans, end of period	$1,975	$1,686	$1,742

Renegotiated leases and loans, end of period	$774	$1,239	$1,014

Accruing leases and loans past due 90 days or more	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$27	$24	$173

Interest income excluded on non-accrual leases and loans(5)	$24	$21	$34

(1)	At March 31, 2015 the allowance for credit losses allocated to loans was less than $0.1 million. At December 31, 2014 and March 31, 2014, there was no allowance for credit losses allocated to loans.

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

Net charge-offs for the three months ended March 31, 2015 were $2.6 million (1.70% of average total finance receivables on an annualized basis), compared to $2.4 million (1.56% of average total finance receivables on an annualized basis) for the three months ended December 31, 2014 and $2.0 million (1.38% of average total finance receivables on an annualized basis) for the three months ended March 31, 2014. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.57% at March 31, 2015 and 0.51% at December 31, 2014, compared to 0.50% at March 31, 2014. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of March 31, 2015, approximately 68% of our leases were one dollar purchase option leases, 31% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of March 31, 2015, there were $27.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.1 million, or 80.7%, were related to copiers. As of December 31, 2014, there were $27.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.0 million, or 80.2%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of March 31, 2015 and December 31, 2014, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.9 million and $0.7 million of net residual income for the three-month periods ended March 31, 2015 and March 31, 2014, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.0 million and $1.2 million for the three-month periods ended March 31, 2015 and March 31, 2014, respectively. The decline in renewal income was primarily due to fewer leases reaching the end of their original contractual terms, as a result of the lower originations during the 2009 to 2011 timeframe.

The net loss on residual values disposed at end of term totaled approximately $0.1 million and $0.6 million for the three-month periods ended March 31, 2015 and March 31, 2014, respectively. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the three-month periods ended March 31, 2015 and March 31, 2014, respectively.

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

On October 9, 2009, Marlin Business Services Corp.’s affiliate, Marlin’s Receivables Corp. (“MRC”), closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. On January 7, 2015, the facility was amended to extend the commitment termination date to April 8, 2015. On April 8, 2015, the facility was further amended to change the amount under the loan facility from $75.0 million to $50.0 million, and change the commitment termination date of the facility from April 8, 2015 to July 7, 2015.

As previously disclosed, the Company declared a dividend of $0.125 per share on February 4, 2015. The quarterly dividend was paid on February 26, 2015 to shareholders of record on the close of business on February 16, 2015, which resulted in a dividend payment of approximately $1.6 million. It represented the Company’s fourteenth consecutive quarterly cash dividend.

At March 31, 2015, we had approximately $98.0 million of available borrowing capacity from our borrowing facility and a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $113.1 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 3.19 to 1 at March 31, 2015 and 3.16 to 1 at December 31, 2014.

Net cash used in investing activities was $6.8 million for the three-month period ended March 31, 2015, compared to net cash used in investing activities of $6.0 million for the three-month period ended March 31, 2014. Investing activities primarily relate to leasing activities.

Net cash provided by financing activities was $3.9 million for the three-month period ended March 31, 2015, compared to net cash provided by financing activities of $32.6 million for the three-month period ended March 31, 2014. The decrease is primarily due to the large number of deposits that were needed during the first quarter of 2014 to initiate the MMDA product. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $5.4 million for the three-month period ended March 31, 2015, compared to net cash provided by operating activities of $6.3 million for the three-month period ended March 31, 2014.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using FDIC- insured deposits issued through MBB and, to a much lesser extent, advances under our long-term bank facility. Total cash and cash equivalents available as of March 31, 2015 totaled $113.1 million, compared to $110.7 million at December 31, 2014.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of March 31, 2015 totaled $3.1 million. The Company did not have any time deposits as of December 31, 2014.

Restricted Interest-earning Deposits with Banks. As of March 31, 2015, we also had $1.5 million of cash that was classified as restricted interest-earning deposits with banks, compared to $0.7 million at December 31, 2014. Restricted interest-earning deposits with banks consist primarily of trust accounts related to our secured debt facility.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at March 31, 2015 and December 31, 2014. Information pertaining to our borrowing facilities is as follows:

	For the Three Months Ended March 31, 2015				As of March 31, 2015
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate (2)	Outstanding	Rate (2)	Capacity(1)

	(Dollars in thousands)
Federal funds purchased	$23,000	$—	$—	— %	$—	— %	$23,000

Long-term loan facilities	75,000	—	—	— %	—	— %	75,000

	$98,000		$—	— %	$—	— %	$98,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2015, MBB had $30.0 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $23.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $30.0 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $32.7 million of net investment in leases pledged at March 31, 2015.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s affiliate, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. As previously disclosed, on January 7, 2015, the facility was amended to extend the commitment termination date to April 8, 2015. On April 8, 2015, the facility was further amended to change the amount under the loan facility from $75.0 million to $50.0 million, and change the commitment termination date of the facility from April 8, 2015 to July 7, 2015. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the commitment termination date of the facility. There was no amount outstanding under the facility at March 31, 2015.

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

Some of the critical financial and credit quality covenants under our borrowing arrangement as of March 31, 2015 include:

	Actual(1)	Requirement

Debt-to-equity ratio maximum	3.19 to 1	5.5 to 1

Maximum servicer senior leverage ratio	0 to 1	5.0 to 1

Maximum portfolio delinquency ratio	0.57%	3.50%

Maximum gross charge-off ratio	1.94%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the debt agreement, which may differ from ratios or amounts presented elsewhere in this document.

As of March 31, 2015, the Company was in compliance with the provisions of its secured borrowing arrangement.

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

Capital Adequacy. New capital adequacy standards adopted by the federal bank regulatory agencies establish new minimum capital requirements for the Company and MBB effective on January 1, 2015. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). The new requirements include a 6% minimum Tier 1 risk-based ratio (8% to be considered well-capitalized). Tier 1 Capital consists of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles. The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for credit losses on loans and leases, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities.

The new capital standards require a minimum Tier 1 leverage ratio of 4%. Previously certain banking organizations were allowed to maintain a Tier 1 leverage ratio of 3% if they met certain requirements. The capital requirements also now require a new common equity Tier 1 risk-based capital ratio with a required minimum of 4.5% (6.5% to be considered well-capitalized). The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. MBB is subject to similar capital standards.

There is also a new required capital conservation buffer which is phased in from 2015 to 2019. When added to the minimum capital ratios and fully phased in, the capital conservation buffer will require banking organizations to hold an additional 2.5% of capital above the minimum requirements. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

At March 31, 2015, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 17.35%, 18.91%, 18.91% and 20.16%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At March 31, 2015, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 23.21%, 26.00%, 26.00% and 27.25%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at March 31, 2015 was $121.3 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. Following the expiration of MBB’s three-year de novo period, the Company has provided MBB with additional capital to support future growth of $25 million in 2011, $10 million in 2012, and $10 million in 2013.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to March 31, 2015

The Company declared a dividend of $0.125 per share on April 30, 2015. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.6 million, is scheduled to be paid on May 21, 2015 to shareholders of record on the close of business on May 11, 2015. It represents the Company’s fifteenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On April 8, 2015, the Company’s affiliate, Marlin Receivables Corp. (“MRC”), amended its $75.0 million borrowing facility. The amendment changed the amount under the loan facility from $75.0 million to $50.0 million, and changed the commitment termination date of the facility from April 8, 2015 to July 7, 2015.

As previously disclosed in the Company’s Form 8-K filed on April 30, 2015, the Company announced that Lynne C. Wilson is resigning from her position as Senior Vice President and Chief Financial Officer. In connection with her resignation, the Company and Ms. Wilson have entered into a separation agreement and general release of claims dated April 30, 2015. Under the separation agreement, Ms. Wilson’s employment with the Company will terminate on May 31, 2015. The Company anticipates a second quarter 2015 after-tax charge of approximately $0.2 million due to a cash severance payment and vesting of outstanding restricted equity awards as defined by the separation agreement.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of March 31, 2015 were as follows:

	Contractual Obligations as of March 31, 2015
		Contractual
		Interest	Operating	Leased	Capital
Period Ending March 31,	Deposits	Payments(1)	Leases	Facilities	Leases	Total

	(Dollars in thousands)
2015	$176,556	$3,152	$3	$1,099	$76	$180,886
2016	156,828	2,971	4	1,474	102	161,379
2017	117,184	1,648	4	1,479	77	120,392
2018	41,860	676	4	1,424	—	43,964
2019	16,822	114	4	1,390	—	18,330
Thereafter	598	3	1	669	—	1,271

Total	$509,848	$8,564	$20	$7,535	$255	$526,222

(1)	Includes interest on deposits and borrowings. Interest on the variable-rate long-term loan facility is assumed at the March 31, 2015 rate for the remaining term.

There were no off-balance sheet arrangements requiring disclosure at March 31, 2015.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless the event is unusual in nature and occurs infrequently. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material impact on our business, financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On November 2, 2007, the Company’s Board of Directors approved the 2007 Repurchase Plan, under which, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock. On July 29, 2014, the Company’s Board of Directors approved the 2014 Repurchase Plan to replace the 2007 Repurchase Plan. Under the 2014 Repurchase Plan, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2015.

	Number of Shares Purchased	(2)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Time Period

January 1, 2015 to

January 31, 2015	—		$ —	—	$ 13,363,900

February 1, 2015 to

February 28, 2015	78,223		$ 18.17	78,223	$ 11,942,877

March 1, 2015 to

March 31, 2015	33,906		$ 19.10	33,906	$ 11,295,169

Total for the quarter ended

March 31, 2015	112,129		$ 18.45	112,129	$ 11,295,169

In addition to the repurchases described above, pursuant to the 2014 Equity Plan, participants may have shares withheld to cover income taxes. There were 33,186 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Plan during the three-month period ended March 31, 2015, at an average cost of $ 18.27 per share. At March 31, 2015, the Company had $ 11.3 million remaining in the 2014 Repurchase Plan.

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

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

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

Date:  May 1, 2015