Form 10-Q
period 2015-06-30
MARLIN BUSINESS SERVICES CORP
filed 2015-08-05
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

At July 27, 2015, 12,771,110 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2015

PART I. Financial Information

Item 1.  Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014

	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$5,246	$2,437
Interest-earning deposits with banks	85,494	108,219

Total cash and cash equivalents	90,740	110,656
Time deposits with banks	7,368	—
Restricted interest-earning deposits with banks	543	711
Securities available for sale (amortized cost of $6.4 million and $5.8 million at June 30, 2015 and December 31, 2014, respectively)	6,258	5,722
Net investment in leases and loans	641,082	629,507
Property and equipment, net	3,993	2,846
Property tax receivables	5,977	690
Other assets	9,011	8,317

Total assets	$764,972	$758,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$554,190	$550,119
Other liabilities:
Sales and property taxes payable	6,335	2,739
Accounts payable and accrued expenses	12,066	14,406
Net deferred income tax liability	15,891	17,221

Total liabilities	588,482	584,485

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,785,066 and 12,838,449 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	128	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	86,725	89,130
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(75)	(17)
Retained earnings	89,714	84,725

Total stockholders’ equity	176,490	173,964

Total liabilities and stockholders’ equity	$764,972	$758,449

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in thousands, except per-share data)

Interest income	$16,488	$16,740	$32,975	$33,477
Fee income	3,727	3,450	7,847	7,135

Interest and fee income	20,215	20,190	40,822	40,612
Interest expense	1,336	1,216	2,654	2,397

Net interest and fee income	18,879	18,974	38,168	38,215
Provision for credit losses	2,216	2,124	5,556	3,856

Net interest and fee income after provision for credit losses	16,663	16,850	32,612	34,359

Other income:
Insurance income	1,358	1,338	2,824	2,655
Other income	399	394	764	776

Other income	1,757	1,732	3,588	3,431

Other expense:
Salaries and benefits	7,265	6,463	14,232	13,649
General and administrative	4,330	3,969	8,423	8,158
Financing related costs	42	293	150	583

Other expense	11,637	10,725	22,805	22,390

Income before income taxes	6,783	7,857	13,395	15,400
Income tax expense	2,634	2,921	5,191	5,821

Net income	$4,149	$4,936	$8,204	$9,579

Basic earnings per share	$0.32	$0.38	$0.64	$0.74
Diluted earnings per share	$0.32	$0.38	$0.64	$0.74

Cash dividends declared and paid per share	$0.125	$0.11	$0.25	$0.22

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

	(Dollars in thousands)

Net income	$4,149	$4,936	$8,204	$9,579

Other comprehensive income (loss):

Increase (decrease) in fair value of securities available for sale	(64)	137	(93)	247

Tax effect	24	(52)	35	(96)

Total other comprehensive income (loss)	(40)	85	(58)	151

Comprehensive income	$4,109	$5,021	$8,146	$9,730

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	(Dollars in thousands)

Balance, December 31, 2013	12,994,758	$130	$91,730	$(2)	$(257)	$71,437	$163,038
Issuance of common stock	14,428	—	253	—	—	—	253

Repurchase of common stock	(283,064)	(3)	(5,724)	—	—	—	(5,727)
Exercise of stock options	14,469	—	154	—	—	—	154
Excess tax benefits from stock-based payment arrangements	—	—	754	—	—	—	754

Stock option compensation recognized	—	—	7	—	—	—	7
Restricted stock grant	97,858	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	1,957	—	—	—	1,957
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	240	—	240
Net income	—	—	—	—	—	19,350	19,350
Cash dividends paid	—	—	—	—	—	(6,062)	(6,062)

Balance, December 31, 2014	12,838,449	$128	$89,130	$(2)	$(17)	$84,725	$173,964
Issuance of common stock	7,582	—	121	—	—	—	121
Repurchase of common stock	(248,250)	(2)	(4,620)	—	—	—	(4,622)
Exercise of stock options	57,855	1	556	—	—	—	557
Excess tax benefits from stock-based payment arrangements	—	—	317	—	—	—	317
Restricted stock grant	129,430	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	1,222	—	—	—	1,222
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(58)	—	(58)
Net income	—	—	—	—	—	8,204	8,204
Cash dividends paid	—	—	—	—	—	(3,215)	(3,215)

Balance, June 30, 2015	12,785,066	$128	$86,725	$(2)	$(75)	$89,714	$176,490

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014

	(Dollars in thousands)

Cash flows from operating activities:
Net income	$8,204	$9,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	787	769
Stock-based compensation	1,222	1,326
Excess tax benefits from stock-based payment arrangements	(317)	(624)
Provision for credit losses	5,556	3,856
Net deferred income taxes	(1,367)	(294)
Amortization of deferred initial direct costs and fees	3,680	3,618
Deferred initial direct costs and fees	(3,874)	(3,464)
Loss on equipment disposed	216	991
Effect of changes in other operating items:
Other assets	(5,799)	(2,567)
Other liabilities	1,300	97

Net cash provided by operating activities	9,608	13,287

Cash flows from investing activities:
Net change in time deposits with banks	(7,368)	—
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(175,013)	(163,276)
Principal collections on leases and loans	156,349	138,359
Security deposits collected, net of refunds	(139)	29
Proceeds from the sale of equipment	1,650	1,830
Acquisitions of property and equipment	(1,771)	(677)
Change in restricted interest-earning deposits with banks	168	310
Purchases of securities available for sale, net	(629)	(3)

Net cash (used in) investing activities	(26,753)	(23,428)

Cash flows from financing activities:
Net change in deposits	4,071	28,892
Issuances of common stock	121	135
Repurchases of common stock	(4,622)	(3,762)
Dividends paid	(3,215)	(2,852)
Exercise of stock options	557	63
Excess tax benefits from stock-based payment arrangements	317	624

Net cash (used in) provided by financing activities	(2,771)	23,100

Net (decrease) increase in total cash and cash equivalents	(19,916)	12,959
Total cash and cash equivalents, beginning of period	110,656	85,653

Total cash and cash equivalents, end of period	$90,740	$98,612

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$2,401	$2,070
Net cash paid for income taxes	$7,483	$4,780

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – The Company

Description

Marlin Business Services Corp. (the “Company”) is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act. The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation (“MLC”), the Company provides equipment financing solutions nationwide, primarily to small and mid-sized businesses in a segment of the equipment leasing market commonly referred to in the industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers, including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary, which enables us to reinsure the property insurance coverage for the equipment financed by MLC and Marlin Business Bank (“MBB”) for our end user customers. Effective March 12, 2008, the Company opened MBB, a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at June 30, 2015 and the results of operations for the three-and six-month periods ended June 30, 2015 and 2014, and cash flows for the six-month periods ended June 30, 2015 and 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015 and Form 10-K/A filed with the SEC on April 13, 2015. The consolidated results of operations for the three-and six-month periods ended June 30, 2015 and 2014 and the consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

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

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	June 30, 2015	December 31, 2014

	(Dollars in thousands)

Minimum lease payments receivable	$720,747	$710,801
Estimated residual value of equipment	27,442	27,458
Unearned lease income, net of initial direct costs and fees deferred	(98,117)	(98,738)
Security deposits	(2,461)	(2,600)
Loans, including unamortized deferred fees and costs	2,038	1,123
Allowance for credit losses	(8,567)	(8,537)

	$641,082	$629,507

At June 30, 2015, a total of $1.6 million of minimum lease payments receivable is assigned as collateral for the borrowing facility. At June 30, 2015, there is no amount outstanding under this borrowing facility and the unused borrowing capacity is $50.0 million. In addition, $34.9 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs net of fees deferred were $10.3 million and $10.1 million as of June 30, 2015 and December 31, 2014, respectively. Initial direct costs are netted in unearned income and will be amortized to income using the effective interest method. At June 30, 2015 and December 31, 2014, $22.3 million and $22.0 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of June 30, 2015:

	Minimum Lease Payments Receivable	Income Amortization

	(Dollars in thousands)

Period Ending December 31,
2015	$162,795	$29,543
2016	258,989	38,521
2017	163,905	19,346
2018	87,111	8,038
2019	39,858	2,420
Thereafter	8,089	249

	$720,747	$98,117

As of June 30, 2015 and December 31, 2014, the Company maintained total finance receivables which were on a non-accrual basis of $1.4 million and $1.7 million, respectively. As of June 30, 2015 and December 31, 2014, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.6 million and $1.0 million, respectively. (See Note 4 for income recognition on leases and loans and additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics.

		Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
		2015	2014	2015	2014	2014

		(Dollars in thousands)

Allowance for credit losses, beginning of period		$9,231	$8,159	$8,537	$8,467	$8,467

Charge-offs		(3,457)	(3,104)	(6,600)	(5,739)	(11,463)
Recoveries		577	546	1,074	1,141	2,417

Net charge-offs		(2,880)	(2,558)	(5,526)	(4,598)	(9,046)

Provision for credit losses		2,216	2,124	5,556	3,856	9,116

Allowance for credit losses, end of period	(1)	$8,567	$7,725	$8,567	$7,725	$8,537

Annualized net charge-offs to average total finance receivables	(2)	1.84%	1.71%	1.77%	1.55%	1.50%

Allowance for credit losses to total finance receivables, end of period	(2)	1.34%	1.26%	1.34%	1.26%	1.36%

Average total finance receivables	(2)	$627,079	$599,413	$624,600	$594,668	$602,923
Total finance receivables, end of period	(2)	$639,333	$612,722	$639,333	$612,722	$627,922

Delinquencies greater than 60 days past due		$2,899	$3,544	$2,899	$3,544	$3,602
Delinquencies greater than 60 days past due	(3)	0.40%	0.51%	0.40%	0.51%	0.51%
Allowance for credit losses to delinquent accounts greater than 60 days past due	(3)	295.52%	217.97%	295.52%	217.97%	237.01%

Non-accrual leases and loans, end of period		$1,433	$1,903	$1,433	$1,903	$1,742
Renegotiated leases and loans, end of period		$572	$1,166	$572	$1,166	$1,014

(1)	At June 30, 2015 the allowance for credit losses allocated to loans was less than $0.1 million. At December 31, 2014 and June 30, 2014, there was no allowance for credit losses allocated to loans.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At June 30, 2015, December 31, 2014 and June 30, 2014, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended June 30, 2015 were $2.9 million (1.84% of average total finance receivables on an annualized basis), compared to $2.6 million (1.70% of average total finance receivables on an annualized basis) for the three-month period ended March 31, 2015 and $2.6 million (1.71% of average total finance receivables on an annualized basis) for the three-month period ended June 30, 2014.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	June 30, 2015	December 31, 2014

	(Dollars in thousands)

Accrued fees receivable	$2,549	$2,465
Prepaid expenses	1,501	1,748
Income taxes receivable	1,681	854
Other	3,280	3,250

	$9,011	$8,317

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At June 30, 2015, MBB had an unfunded commitment of $0.6 million for this activity. Unless renewed prior to termination, MBB’s one-year commitment to the consortium will expire in September 2015.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of June 30, 2015, the Company leases all five of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; and Salt Lake City, Utah. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of June 30, 2015:

	Future Minimum Lease Payment Obligations
Period Ending December 31,	Capital Leases	Operating Leases	Total

	(Dollars in thousands)
2015	$51	$760	$811
2016	102	1,527	1,629
2017	77	1,512	1,589
2018	—	1,457	1,457
2019	—	1,420	1,420
Thereafter	—	681	681

Total minimum lease payments	$230	$7,357	$7,587

Less: amount representing interest	(14)

Present value of minimum lease payments	$216

Rent expense was $0.5 million for each of the six-months ended June 30, 2015 and June 30, 2014.

The Company has an employment agreement with a certain senior officer that currently extends through November 2015, with certain renewal options.

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. On February 23, 2014, MBB began offering FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of June 30, 2015, money market deposit accounts totaled $44.8 million.

As of June 30, 2015, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(Dollars in thousands)

Period Ending December 31,
2015	$114,329
2016	187,756
2017	125,464
2018	46,768
2019	24,859
Thereafter	10,245

Total	$509,421

Certificates of deposits are time deposits issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at June 30, 2015 was 0.99%.

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

The Company’s balances measured at fair value on a recurring basis include the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2

(Dollars in thousands)

Assets
Securities available for sale	$3,303	$2,955	$3,281	$2,441

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)

Financial Assets
Cash and cash equivalents	$90,740	$90,740	$110,656	$110,656
Time deposits with banks	7,368	7,354	—	—
Restricted interest-earning deposits with banks	543	543	711	711
Loans	2,038	2,006	1,123	1,123

Financial Liabilities
Deposits	$554,190	$553,807	$550,119	$549,578

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of June 30, 2015 and December 31, 2014, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The Company maintains interest-earning trust accounts related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at June 30, 2015 and December 31, 2014. This fair value measurement is classified as Level 1.

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

Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at June 30, 2015 and December 31, 2014. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans are estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

	(Dollars in thousands, except per-share data)

Basic EPS
Net income	$4,149	$4,936	$8,204	$9,579
Less: net income allocated to participating securities	(118)	(115)	(241)	(274)

Net income allocated to common stock	$4,031	$4,821	$7,963	$9,305

Weighted average common shares outstanding	12,817,004	12,891,889	12,837,037	12,929,895
Less: Unvested restricted stock awards considered participating securities	(366,721)	(309,576)	(368,377)	(365,300)

Adjusted weighted average common shares used in computing basic EPS	12,450,283	12,582,313	12,468,660	12,564,595

Basic EPS	$0.32	$0.38	$0.64	$0.74

Diluted EPS
Net income allocated to common stock	$4,031	$4,821	$7,963	$9,305

Adjusted weighted average common shares used in computing basic EPS	12,450,283	12,582,313	12,468,660	12,564,595
Add: Effect of dilutive stock options	14,355	53,207	25,215	60,104

Adjusted weighted average common shares used in computing diluted EPS	12,464,638	12,635,520	12,493,875	12,624,699

Diluted EPS	$0.32	$0.38	$0.64	$0.74

For the three-month periods ended June 30, 2015 and June 30, 2014, options to purchase 14,609 and 17,222 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

For the six-month periods ended June 30, 2015 and June 30, 2014, options to purchase 15,151 and 15,698 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

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

During the three and six month periods ended June 30, 2015, the Company purchased 98,394 and 210,523 shares of its common stock under the 2014 Repurchase Plan at an average cost of $18.96 and $18.69, respectively. During each of the three and six month periods ended June 30, 2014, the Company purchased 113,884 shares of its common stock under the 2007 Repurchase Plan at an average cost of $19.66. At June 30, 2015, the Company had $9.4 million remaining in the 2014 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, the “Equity Plans”) may have shares withheld to cover income taxes. There were 4,541 and 37,727 shares repurchased to cover income tax withholding in connection with shares granted under the Equity Plans during each of the three- and six-month periods ended June 30, 2015, at average per-share costs of $17.87 and $18.22, respectively. There were 1,202 and 66,277 shares repurchased to cover income tax withholding in connection with shares granted under the Equity Plans during the three- and six-month periods ended June 30, 2014, at average per-share costs of $19.88 and $22.94, respectively.

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

On January 1, 2015, the Company and MBB became subject to new capital adequacy standards under the Basel III rules. The new standards require a minimum for Tier 1 leverage ratio of 4%; previously certain banking organizations were allowed to maintain a 3% minimum Tier 1 leverage ratio subject to certain requirements. The new standards raised the required minimum Tier 1 risk-based ratio from 4% to 6%. The Total risk-based capital ratio of 8% did not change. The new capital adequacy standards establish a new common equity Tier 1 risk-based capital ratio with a required 4.5% minimum (6.5% to be considered well-capitalized). There is also a new capital conservation buffer which is phased in from 2015 to 2019. When added to the minimum capital ratios and fully phased in, the capital conservation buffer will require banking organizations to hold an additional 2.5% of capital above the minimum requirements. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at June 30, 2015 was $126.3 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At June 30, 2015, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at June 30, 2015.

	Actual		Minimum Capital Requirement			Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio	(1)	Amount	Ratio		Amount

	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	23.07%	$176,524	4%		$30,602	5%		$38,252
Marlin Business Bank	17.99%	$126,326	5%		$35,102	5%		$35,102
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	25.72%	$176,524	4.5%		$30,887	6.5%		$44,614
Marlin Business Bank	19.23%	$126,326	6.5%		$42,695	6.5%		$42,695
Tier 1 Risk-based Capital
Marlin Business Services Corp.	25.72%	$176,524	6%		$41,182	8%		$54,909
Marlin Business Bank	19.23%	$126,326	8%		$52,548	8%		$52,548
Total Risk-based Capital
Marlin Business Services Corp.	26.97%	$185,091	8%		$54,909	10%		$68,637
Marlin Business Bank	20.48%	$134,541	15%		$98,528	10%	(1)	$65,685

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 20.48% at June 30, 2015 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 11 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options or restricted stock grants is 1,200,000 with not more than 1,000,000 of such shares available for issuance as restricted stock grants. There were 949,559 shares available for future grants under the 2014 Plan as of June 30, 2015, of which 749,559 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $0.3 million for each of the three-month periods ended June 30, 2015 and June 30, 2014. Total stock-based compensation expense was $1.2 million for the six-month period ended June 30, 2015 and $1.3 million for the six-month period ended June 30, 2014. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.3 million and $0.6 million for the six-month periods ended June 30, 2015 and June 30, 2014, respectively.

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

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during the three-month and six-month periods ended June 30, 2015 and June 30, 2014, respectively.

A summary of option activity for the six-month period ended June 30, 2015 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2014	193,351	$10.23

Granted	—	—

Exercised	(57,855)	9.62

Forfeited	(80,728)	9.64

Expired	—	—

Outstanding, June 30, 2015	54,768	11.73

During the three-month period ended June 30, 2015 the Company did not recognize compensation expense related to options. There was less than $0.1 million of compensation expense recognized related to options for the three-month period ended June 30, 2014. During the six-month period ended June 30, 2015 the Company did not recognize compensation expense related to options. During the six-month period ended June 30, 2014 the Company recognized total compensation expense related to options of less than $0.1 million.

There were 23,691 and 2,488 stock options exercised during the three-month periods ended June 30, 2015 and June 30, 2014, respectively. The total pretax intrinsic values of stock options exercised were $0.2 million and less than $0.1 million for the three-month periods ended June 30, 2015 and June 30, 2014, respectively.

The total pretax intrinsic values of stock options exercised were $0.6 million and less than $0.1 million for the six-month periods ended June 30, 2015 and June 30, 2014, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2015:

Options Outstanding					Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)

$ 7.17 - 7.79	6,960	1.3	$7.24	$67	6,960	1.3	$7.24	$67

$ 12.08 - 12.41	47,808	1.9	12.38	215	35,306	1.9	12.36	160

	54,768	1.8	11.73	$282	42,266	1.8	11.52	$227

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.88 as of June 30, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2015, there was no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations based on the most probable performance assumptions. As of June 30, 2015, $0.2 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 1.9 years.

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

Of the total restricted stock awards granted during the six-month period ended June 30, 2015, 71,480 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2014 and 2015 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the six months ended June 30, 2015:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2014	346,036	$15.99

Granted	145,793	17.34

Vested	(120,687)	14.69

Forfeited	(16,363)	18.46

Outstanding at June 30, 2015	354,779	16.87

During the three-month periods ended June 30, 2015 and June 30, 2014, the Company granted restricted stock awards with grant date fair values totaling $0.5 million and $2.0 million, respectively. During the six-month periods ended June 30, 2015 and June 30, 2014, the Company granted restricted stock awards with grant date fair values totaling $2.5 million and $2.0 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.3 million of compensation expense related to restricted stock for each of the three-month periods ended June 30, 2015 and June 30, 2014. The Company recognized $1.2 million and $1.3 million of compensation expense related to restricted stock for the six-month periods ended June 30, 2015 and June 30, 2014, respectively.

Of the $1.2 million total compensation expense related to restricted stock for the six-month period ended June 30, 2015, approximately $0.5 million related to accelerated vesting during the first quarter of 2015, based on achievement of certain performance criteria determined annually. Of the $1.3 million total compensation expense related to restricted stock for the six-month period ended June 30, 2014, approximately $0.6 million related to accelerated vesting during the first quarter of 2014, which was also based on the achievement of certain performance criteria determined annually.

As of June 30, 2015, there was $4.6 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.3 years. In the event individual performance targets are achieved, $1.8 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.4 years. In addition, certain of the awards granted may result in the issuance of 57,650 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during each of the three-month periods ended June 30, 2015 and June 30, 2014 was $0.5 million. The fair value of shares that vested during the six-month periods ended June 30, 2015 and June 30, 2014 was $2.2 million and $4.7 million, respectively.

NOTE 12 – Subsequent Events

The Company declared a dividend of $0.14 per share on July 30, 2015. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.8 million, is scheduled to be paid on August 24, 2015 to shareholders of record on the close of business on August 14, 2015. It represents the Company’s sixteenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On July 6, 2015, the Company’s affiliate, Marlin Receivables Corp. (“MRC”), amended its $50.0 million borrowing facility. The amendment changed the commitment termination date of the facility from July 7, 2015 to October 7, 2015.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At June 30, 2015, our lease portfolio consisted of 80,034 accounts with an average original term of 47 months and average original transaction size of approximately $13,800.

During the first quarter of 2015, the Company launched Funding Stream, a new, flexible loan program of MBB. Funding Stream is tailored to the small business market to provide customers a convenient, hassle free alternative to traditional lenders and access to capital to help grow their businesses.

At June 30, 2015, we had $765.0 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $641.1 million at June 30, 2015.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the
	Six Months
	Ended
	June 30,	As of or For the Year Ended December 31,
	2015	2014	2013	2012	2011	2010
Number of sales account executives	127	115	124	114	93	87
Number of originating sources(1)	1,079	1,117	1,173	1,117	827	604

   (1) Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended June 30, 2015, our annualized net credit losses were 1.84% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 68% of our lease portfolio at June 30, 2015 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits, and money market demand accounts raised nationally by MBB. The Company also maintains a variable-rate long-term loan facility. As of June 30, 2015 the variable-rate long term loan facility did not have a balance. Historically, leases were funded through variable-rate facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations were accounted for as on-balance sheet transactions and, therefore, we did not recognize gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations primarily through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of June 30, 2015, total MBB deposits were $554.2 million, compared to $550.1 million at December 31, 2014. We had no outstanding secured borrowings as of both June 30, 2015 and December 31, 2014.

Fixed rate leases may be financed with variable-rate funding sources, therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous facilities, our current long-term loan facility does not require annual refinancing.

Historically, from time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any derivative agreements at June 30, 2015.

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

On January 13, 2009, Marlin Business Services Corp. became a bank holding company and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Bank of Philadelphia. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of the reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd. (“AssuranceOne”).

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

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended June 30, 2015 and June 30, 2014

Net income. Net income of $4.1 million was reported for the three-month period ended June 30, 2015, resulting in diluted EPS of $0.32, compared to net income of $4.9 million and diluted EPS of $0.38 for the three-month period ended June 30, 2014.

Return on average assets was 2.18% for the three-month period ended June 30, 2015, compared to a return of 2.69% for the three-month period ended June 30, 2014. Return on average equity was 9.47% for the three-month period ended June 30, 2015, compared to a return of 11.88% for the three-month period ended June 30, 2014.

Overall, our average net investment in total finance receivables for the three-month period ended June 30, 2015 increased 4.6% to $627.1 million, compared to $599.4 million for the three-month period ended June 30, 2014. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at June 30, 2015 was $641.1 million, an increase of $11.6 million, or 1.8%, from $629.5 million at December 31, 2014.

During the three months ended June 30, 2015, we generated 6,366 new leases with equipment cost of $92.7 million, compared to 6,423 new leases with equipment cost of $88.9 million generated for the three months ended June 30, 2014. Sales staffing levels increased from 117 sales account executives at June 30, 2014 to 127 sales account executives at June 30, 2015. Approval rates remained stable at 64% for the quarter ended June 30, 2015, compared to 67% for the quarter ended June 30, 2014.

For the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, net interest and fee income decreased $0.1 million, or 0.5%, primarily due to a $0.3 million decrease in interest income and a $0.1 million increase in interest expense partially offset by a $0.3 million increase in fee income. The provision for credit losses increased $0.1 million, or 4.8%, to $2.2 million for the three-month period ended June 30, 2015 from $2.1 million for the same period in 2014.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2015 and June 30, 2014.

	Three Months Ended June 30,
	2015			2014

	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$98,306	$34	0.14%	$114,321	$40	0.14%
Time Deposits	5,512	14	1.04	—	—	—
Restricted interest-earning deposits with banks	1,182	-	0.01	1,106	—	0.01
Securities available for sale	5,556	30	2.15	5,549	31	2.20
Net investment in leases(3)	625,347	16,348	10.46	598,143	16,653	11.14
Loans receivable(3)(4)	1,732	62	14.31	1,270	16	5.09

Total interest-earning assets	737,635	16,488	8.94	720,389	16,740	9.30

Non-interest-earning assets:
Cash and due from banks	1,495			116
Property and equipment, net	3,774			2,429
Property tax receivables	6,346			72
Other assets(5)	11,680			10,959

Total non-interest-earning assets	23,295			13,576

Total assets	$760,930			$733,965

Interest-bearing liabilities:
Certificate of Deposits(6)	$508,234	$1,304	1.03%	503,224	$1,175	0.93%
Money Market Deposits(6)	45,920	32	0.28	36,940	23	0.25
Long-term borrowings(6)	—	—	—	—	18	—

Total interest-bearing liabilities	554,154	1,336	0.97	540,164	1,216	0.89

Non-interest-bearing liabilities:
Sales and property taxes payable	6,784			2,601
Accounts payable and accrued expenses	7,049			7,045
Net deferred income tax liability	17,737			17,892

Total non-interest-bearing liabilities	31,570			27,538

Total liabilities	585,724			567,702

Stockholders’ equity	175,206			166,263

Total liabilities and stockholders’ equity	$760,930			$733,965

Net interest income		$15,152			$15,524
Interest rate spread(7)			7.97%			8.41%
Net interest margin(8)			8.22%			8.62%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.11%			133.36%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)

In 2015, the Company started funding business loans associated with Funding Stream. These loans were originated with higher average yields than the loans that were on the balance sheet as of December 2014, which resulted in higher average yields in 2015 compared to 2014.

(5)	Includes operating leases.
(6)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(7)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(8)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended June 30, 2015 Compared To Three Months Ended June 30, 2014
	Increase (Decrease) Due To:

	Volume(1)	Rate(1)	Total

	(Dollars in thousands)

Interest income:
Interest-earning deposits with banks	$(6)	$—	$(6)
Time Deposits	14	—	14
Restricted interest-earning deposits with banks	—	—	—
Securities available for sale	—	(1)	(1)
Net investment in leases	738	(1,043)	(305)
Loans receivable	8	38	46
Total interest income	395	(647)	(252)

Interest expense:
Certificate of Deposits	12	117	129
Money Market Deposits	6	3	9
Long-term borrowings	(18)	—	(18)
Total interest expense	32	88	120

Net interest income	366	(738)	(372)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended June 30, 2015 and June 30, 2014.

	Three Months Ended June 30,
	2015	2014

	(Dollars in thousands)

Interest income	$16,488	$16,740

Fee income	3,727	3,450

Interest and fee income	20,215	20,190

Interest expense	1,336	1,216

Net interest and fee income	$18,879	$18,974

Average total finance receivables(1)	$627,079	$599,413

Annualized percent of average total finance receivables:

Interest income	10.52%	11.17%

Fee income	2.38	2.30

Interest and fee income	12.90	13.47

Interest expense	0.85	0.81

Net interest and fee margin	12.05%	12.66%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $0.1 million, or 0.5%, to $18.9 million for the three months ended June 30, 2015 from $19.0 million for the three months ended June 30, 2014. The annualized net interest and fee margin decreased 61 basis points to 12.05% in the three-month period ended June 30, 2015 from 12.66% for the same period in 2014.

Interest income, net of amortized initial direct costs and fees, decreased $0.2 million, or 1.2%, to $16.5 million for the three-month period ended June 30, 2015 from $16.7 million for the three-month period ended June 30, 2014. The decrease in interest income was principally due to a decrease in average yield of 65 basis points partially offset by the 4.6% increase in average total finance receivables which increased $27.7 million to $627.1 million at June 30, 2015 from $599.4 million at June 30, 2014. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments and those leases that disposed since the comparative period. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated decreased 19 basis points to 11.16% for the three-month period ended June 30, 2015, compared to 11.35% for the three-month period ended June 30, 2014.

Fee income increased $0.2 million to $3.7 million for the three-month period ended June 30, 2015, compared to $3.5 million for the three-month period ended June 30, 2014. Fee income included approximately $1.0 million and $0.7 million of net residual income for the three-month periods ended June 30, 2015 and June 30, 2014, respectively.

Fee income also included approximately $2.2 million in late fee income for each of the three-month periods ended June 30, 2015 and June 30, 2014.

Fee income, as an annualized percentage of average total finance receivables, increased 8 basis points to 2.38% for the three-month period ended June 30, 2015 from 2.30% for the same period in 2014. Late fees remained the largest component of fee income at 1.39% as an annualized percentage of average total finance receivables for the three-month period ended June 30, 2015, compared to 1.48% for the three-month period ended June 30, 2014. As an annualized percentage of average total finance receivables, net residual income was 0.61% for the three-month period ended June 30, 2015, compared to 0.44% for the three-month period ended June 30, 2014.

Interest expense increased $0.1 million to $1.3 million, or 0.97% as an annualized percentage of average deposits for, the three-month period ended June 30, 2015, from $1.2 million, or 0.88% as an annualized percentage of average deposits, for the three-month period ended June 30, 2014. The increase was primarily due to an increase of deposits and higher rates quarter over quarter. The average balance of deposits was $554.2 million and $540.2 million for the three-month periods ended June 30, 2015 and June 30, 2014, respectively. Interest expense, as an annualized percentage of average total finance receivables, increased 4 basis points to 0.85% for the three-month period ended June 30, 2015, from 0.81% for the same period in 2014.

There were no borrowings outstanding for each of the three months ended June 30, 2015, and June 30, 2014.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At June 30, 2015, brokered certificates of deposit represented approximately 54% of total deposits, while approximately 38% of total deposits were obtained from direct channels, and 8% were in the brokered MMDA Product.

Insurance income. Insurance income increased $0.1 million to $1.4 million for the three-month period ended June 30, 2015 from $1.3 million for the three-month period ended June 30, 2014, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $0.4 million for each of the three-month periods ended June 30, 2015 and June 30, 2014. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $0.8 million, or 12.3%, to $7.3 million for the three-month period ended June 30, 2015 from $6.5 million for the same period in 2014. The increase was primarily due to $0.3 million of salary and benefit expense associated with the separation agreement related to the departure of the Company’s Chief Financial Officer and an increase in total personnel. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.63% for the three-month period ended June 30, 2015 compared with 4.31% for the same period in 2014. Total personnel increased to 302 at June 30, 2015 from 279 at June 30, 2014.

General and administrative expense. General and administrative expense increased $0.3 million, or 7.5%, to $4.3 million for the three months ended June 30, 2015 from $4.0 million for the same period in 2014. General and administrative expense as an annualized percentage of average total finance receivables was 2.76% for the three-month period ended June 30, 2015, compared to 2.65% for the three-month period ended June 30, 2014. Selected major components of general and administrative expense for the three-month period ended June 30, 2015 included $0.9 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.5 million of data processing expense, and $0.3 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended June 30, 2014 included $0.7 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.4 million of data processing expense, and $0.3 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were less than $0.1 million for the three-month period ended June 30, 2015, compared to $0.3 million for the three-month period ended June 30, 2014.

Provision for credit losses. The provision for credit losses increased $0.1 million, or 4.8%, to $2.2 million for the three months ended June 30, 2015 from $2.1 million for the same period in 2014, primarily due to growth in the portfolio, and slightly higher net charge offs. Additional factors that have an impact on the provision for credit losses include the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles because they impact both the charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $2.9 million for the three-month periods ended June 30, 2015, compared to $2.6 million for the same period in 2014. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.84% during the three-month period ended June 30, 2015, from 1.71% for the same period in 2014. The allowance for credit losses increased to approximately $8.6 million at June 30, 2015, an increase of $0.1 million from $8.5 million at December 31, 2014.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $2.6 million was recorded for the three-month period ended June 30, 2015, compared to an expense of $2.9 million for the same period in 2014. The change is primarily attributable to the change in pretax income recorded for the three-month period ended June 30, 2015. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.8% for the three-month period ended June 30, 2015, compared to 37.2% for the three-month period ended June 30, 2014.

Comparison of the Six-Month Periods Ended June 30, 2015 and June 30, 2014

Net income. Net income of $8.2 million was reported for the six-month period ended June 30, 2015, resulting in diluted EPS of $0.64, compared to net income of $9.6 million and diluted EPS of $0.74 for the six-month period ended June 30, 2014.

Return on average assets was 2.17% for the six-month period ended June 30, 2015, compared to a return of 2.63% for the six-month period ended June 30, 2014. Return on average equity was 9.40% for the six-month period ended June 30, 2015, compared to a return of 11.59% for the six-month period ended June 30, 2014.

Overall, our average net investment in total finance receivables for the six-month period ended June 30, 2015 increased 5.0% to $624.6 million, compared to $594.7 million for the six-month period ended June 30, 2014. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at June 30, 2015 was $641.1 million, an increase of $11.6 million, or 1.8%, from $629.5 million at December 31, 2014.

During the six months ended June 30, 2015, we generated 12,057 new leases with equipment cost of $174.1 million, compared to 11,808 new leases with equipment cost of $162.9 million generated for the six months ended June 30, 2014. Sales staffing levels increased from 117 sales account executives at June 30, 2014 to 127 sales account executives at June 30, 2015. Approval rates remained stable at 63% for the six-month period ended June 30, 2015, compared to 66% for the six-month period ended June 30, 2014.

Net interest and fee income was unchanged for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, as a 5.0% increase in average total finance receivables was offset by increased interest expense. The provision for credit losses increased $1.7 million, or 43.6%, to $5.6 million for the six-month period ended June 30, 2015 from $3.9 million for the same period in 2014, primarily due to increased net charge-offs and by the impact of portfolio growth.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2015 and June 30, 2014.

	Six Months Ended June 30,
	2015			2014

	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$101,574	$67	0.13%	$111,019	$73	0.13%
Time Deposits	3,160	17	1.05	—	—	—
Restricted interest-earning deposits with banks	926	—	0.01	1,201	—	0.01
Securities available for sale	5,605	59	2.12	5,502	90	3.28
Net investment in leases(3)	623,142	32,753	10.51	593,436	33,287	11.22
Loans receivable(3)(4)	1,457	79	10.84	1,231	27	4.36

Total interest-earning assets	735,864	32,975	8.96	712,389	33,477	9.40

Non-interest-earning assets:
Cash and due from banks	1,792			378
Property and equipment, net	3,429			2,338
Property tax receivables	3,384			95
Other assets(5)	10,928			12,292

Total non-interest-earning assets	19,533			15,103

Total assets	$755,397			$727,492

Interest-bearing liabilities:
Certificate of Deposits(6)	$503,987	$2,591	1.03%	507,482	$2,330	0.92%
Money Market Deposits(6)	47,230	63	0.27	25,691	32	0.25
Long-term borrowings(6)	—	—	—	—	35	-

Total interest-bearing liabilities	551,217	2,654	0.96	533,173	2,397	0.90

Non-interest-bearing liabilities:
Sales and property taxes payable	4,359			2,727
Accounts payable and accrued expenses	7,484			8,138
Net deferred income tax liability	17,829			18,196

Total non-interest-bearing liabilities	29,672			29,061

Total liabilities	580,889			562,234

Stockholders’ equity	174,508			165,258

Total liabilities and stockholders’ equity	$755,397			$727,492

Net interest income		$30,321			$31,080
Interest rate spread(7)			8.00%			8.50%
Net interest margin(8)			8.24%			8.73%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.50%			133.61%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)

In 2015, the Company started funding business loans associated with Funding Stream. These loans were originated with higher average yields than the loans that were on the balance sheet as of December 2014, which resulted in higher average yields in 2015 compared to 2014.

(5)	Includes operating leases.
(6)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(7)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(8)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Six Months Ended June 30, 2015 Compared To
	Six Months Ended June 30, 2014
	Increase (Decrease) Due To:

	Volume(1)	Rate(1)	Total

	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(6)	$-	$(6)
Time Deposits	17	-	17
Securities available for sale	1	(32)	(31)
Net investment in leases	1,620	(2,154)	(534)
Loans receivable	6	46	52
Total interest income	1,082	(1,584)	(502)

Interest expense:
Certificate of Deposits	(16)	277	261
Money Market Deposits	28	3	31
Long-term borrowings	(35)	-	(35)
Total interest expense	83	174	257

Net interest income	1,003	(1,762)	(759)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the six-month periods ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014

	(Dollars in thousands)

Interest income	$32,975	$33,477

Fee income	7,847	7,135

Interest and fee income	40,822	40,612

Interest expense	2,654	2,397

Net interest and fee income	$38,168	$38,215

Average total finance receivables(1)	$624,600	$594,668

Percent of average total finance receivables:

Interest income	10.56%	11.26%

Fee income	2.51	2.40

Interest and fee income	13.07	13.66

Interest expense	0.85	0.81

Net interest and fee margin	12.22%	12.85%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income was $38.2 million for both six month periods ended June 30, 2015 and June 30, 2014, respectively. The annualized net interest and fee margin decreased 63 basis points to 12.22% in the six-month period ended June 30, 2015 from 12.85% for the same period in 2014.

Interest income, net of amortized initial direct costs and fees, decreased $0.5 million, or 1.5%, to $33.0 million for the six-month period ended June 30, 2015 from $33.5 million for the six-month period ended June 30, 2014. The decrease in interest income was principally due to a decrease in average yield of 70 basis points partially offset by a 5.0% increase in average total finance receivables, which increased $29.9 million to $624.6 million at June 30, 2015 from $594.7 million at June 30, 2014. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated decreased 30 basis points to 11.01% for the six-month period ended June 30, 2015, compared to 11.31% for the six-month period ended June 30, 2014.

Fee income increased $0.7 million to $7.8 million for the six-month period ended June 30, 2015, compared to $7.1 million for the six-month period ended June 30, 2014. Fee income included approximately $1.9 million of net residual income for the six-month period ended June 30, 2015 and $1.3 million for the six-month period ended June 30, 2014.

Fee income also included approximately $4.9 million in late fee income for the six-month period ended June 30, 2015, which increased 2.1% from $4.8 million for the six-month period ended June 30, 2014. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as an annualized percentage of average total finance receivables, increased 11 basis points to 2.51% for the six-month period ended June 30, 2015 from 2.40% for the six-month period ended June 30, 2014. Late fees remained the largest component of fee income at 1.56% as an annualized percentage of average total finance receivables for the six-month period ended June 30, 2015, compared to 1.61% for the six-month period ended June 30, 2014. As an annualized percentage of average total finance receivables, net residual income was 0.60% for the six-month period ended June 30, 2015, compared to 0.45% for the six-month period ended June 30, 2014.

Interest expense increased $0.3 million to $2.7 million, or 0.96% as an annualized percentage of average deposits for, the six-month period ended June 30, 2015, from $2.4 million, or 0.89% as an annualized percentage of average deposits, for the six-month period ended June 30, 2014. The increase was primarily due to an increase in deposits and higher rates year over year. The average balance of deposits was $551.2 million and $533.2 million for the six-month periods ended June 30, 2015 and June 30, 2014, respectively. Interest expense, as an annualized percentage of average total finance receivables, increased 4 basis points to 0.85% for the six-month period ended June 30, 2015, from 0.81% for the same period in 2014.

There were no borrowings outstanding for each of the six months ended June 30, 2015, and June 30, 2014.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At June 30, 2015, brokered certificates of deposit represented approximately 54% of total deposits, while approximately 38% of total deposits were obtained from direct channels, and 8% were in the brokered MMDA Product.

Insurance income. Insurance income increased $0.1 million to $2.8 million for the six-month period ended June 30, 2015 from $2.7 million for the six-month period ended June 30, 2014, primarily due to higher total finance receivables.

Other income. Other income was $0.8 million for each of the six-month periods ended June 30, 2015 and June 30, 2014. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $0.6 million, or 4.4%, to $14.2 million for the six months ended June 30, 2015 from $13.6 million for the same period in 2014. The increase was primarily due to $0.3 million of salary and benefit expense associated with the separation agreement related to the departure of the Company’s Chief Financial Officer and an increase in total personnel. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.56% for the six-month period ended June 30, 2015 compared with 4.59% for the same period in 2014.

Total personnel increased to 302 at June 30, 2015 from 279 at June 30, 2014.

General and administrative expense. General and administrative expense increased $0.2 million, or 2.4%, to $8.4 million for the six months ended June 30, 2015 from $8.2 million for the same period in 2014. The increase was primarily due to portfolio growth and the impact of increased marketing and strategic initiatives. General and administrative expense as an annualized percentage of average total finance receivables was 2.70% for the six-month period ended June 30, 2015, compared to 2.74% for the six-month period ended June 30, 2014. Selected major components of general and administrative expense for the six-month period ended June 30, 2015 included $1.7 million of premises and occupancy expense, $0.7 million of audit and tax compliance expense, $1.0 million of data processing expense and $0.6 million of marketing expense. In comparison, selected major components of general and administrative expense for the six-month period ended June 30, 2014 included $1.4 million of premises and occupancy expense, $0.8 million of audit and tax compliance expense, $0.8 million of data processing expense and $0.5 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.2 million for the six months ended June 30, 2015, compared to $0.6 million for the same period in 2014.

Provision for credit losses. The provision for credit losses increased $1.7 million, or 43.6%, to $5.6 million for the six-month period ended June 30, 2015 from $3.9 million for the same period in 2014, primarily due to growth in the portfolio and increased net charge-offs partially offset by lower period end delinquency ratios. Additional factors that have an impact on the provision for credit losses include the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles because they impact both the charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $5.5 million for the six-month period ended June 30, 2015, compared to $4.6 million for the same period in 2014. The increase in net charge-offs was primarily due to portfolio growth, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.77% during the six-month period ended June 30, 2015, from 1.55% for the same period in 2014. The allowance for credit losses decreased to approximately $8.6 million at June 30, 2015, a decrease of $0.1 million from $8.5 million at December 31, 2014.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $5.2 million was recorded for the six-month period ended June 30, 2015, compared to an expense of $5.8 million for the same period in 2014. The change is primarily attributable to the change in pretax income recorded for the six-month period ended June 30, 2015. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.8% for the six-month period ended June 30, 2015, compared to 37.8% for the six-month period ended June 30, 2014.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $11.6 million, or 1.8%, to $641.1 million at June 30, 2015 from $629.5 million at December 31, 2014. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for the borrowing facility as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three-and six-month periods ended June 30, 2015 and June 30, 2014, and the year ended December 31, 2014:

		Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
		2015	2014	2015	2014	2014

		(Dollars in thousands)

Allowance for credit losses, beginning of period		$9,231	$8,159	$8,537	$8,467	$8,467

Charge-offs		(3,457)	(3,104)	(6,600)	(5,739)	(11,463)

Recoveries		577	546	1,074	1,141	2,417

Net charge-offs		(2,880)	(2,558)	(5,526)	(4,598)	(9,046)

Provision for credit losses		2,216	2,124	5,556	3,856	9,116

Allowance for credit losses, end of period	(1)	$8,567	$7,725	$8,567	$7,725	$8,537

Annualized net charge-offs to average total finance receivables	(2)	1.84%	1.71%	1.77%	1.55%	1.50%

Allowance for credit losses to total finance receivables, end of period	(2)	1.34%	1.26%	1.34%	1.26%	1.36%

Average total finance receivables	(2)	$627,079	$599,413	$624,600	$594,668	$602,923

Total finance receivables, end of period	(2)	$639,333	$612,722	$639,333	$612,722	$627,922

Delinquencies greater than 60 days past due		$2,899	$3,544	$2,899	$3,544	$3,602

Delinquencies greater than 60 days past due	(3)	0.40%	0.51%	0.40%	0.51%	0.51%

Allowance for credit losses to delinquent accounts greater than 60 days past due	(3)	295.52%	217.97%	295.52%	217.97%	237.01%

Non-accrual leases and loans, end of period		$1,433	$1,903	$1,433	$1,903	$1,742

Renegotiated leases and loans, end of period		$572	$1,166	$572	$1,166	$1,014

Accruing leases and loans past due 90 days or more		$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans	(4)	$20	$28	$56	$82	$173

Interest income excluded on non-accrual leases and loans	(5)	$18	$23	$24	$25	$34

(1)	At June 30, 2015 the allowance for credit losses allocated to loans was less than $0.1 million. At December 31, 2014 and June 30, 2014, there was no allowance for credit losses allocated to loans.
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

Net charge-offs for the three months ended June 30, 2015 were $2.9 million (1.84% of average total finance receivables on an annualized basis), compared to $2.6 million (1.70% of average total finance receivables on an annualized basis) for the three months ended March 31, 2015 and $2.6 million (1.71% of average total finance receivables on an annualized basis) for the three months ended June 30, 2014. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

Net charge-offs for the six-month period ended June 30, 2015 were $5.5 million (1.77% of average total finance receivables on an annualized basis), compared to $4.6 million (1.55% of average total finance receivables on an annualized basis) for the six-month period ended June 30, 2014. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as discussed above.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.40% at June 30, 2015 and 0.51% at December 31, 2014, compared to 0.51% at June 30, 2014. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of June 30, 2015, approximately 68% of our leases were one dollar purchase option leases, 31% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of June 30, 2015, there were $27.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.3 million, or 81.3%, were related to copiers. As of December 31, 2014, there were $27.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.0 million, or 80.2%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of June 30, 2015 and December 31, 2014, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $1.0 million and $0.7 million of net residual income for the three-month periods ended June 30, 2015 and June 30, 2014, respectively. Fee income included approximately $1.9 million and $1.3 million of net residual income for the six-month periods ended June 30, 2015 and June 30, 2014, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.0 million and $1.1 million for the three-month periods ended June 30, 2015 and June 30, 2014, respectively. Renewal income net of depreciation totaled approximately $2.1 million and $2.3 million for the six-month periods ended June 30, 2015 and June 30, 2014, respectively. The decline in renewal income was primarily due to fewer leases reaching the end of their original contractual terms, as a result of the lower originations during the 2009 to 2011 timeframe.

For the three months ended June 30, 2015, the net loss on residual values disposed at end of term totaled $0.1 million, compared to a net loss of $0.4 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, the net loss on residual values disposed at end of term totaled $0.2 million, compared to a net loss of $1.0 million for the six months ended June 30, 2014. The primary driver of the changes was a shift in the mix of the amounts, types and age of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the six-month periods ended June 30, 2015 and June 30, 2014, respectively.

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

On October 9, 2009, Marlin Business Services Corp.’s affiliate, Marlin’s Receivables Corp. (“MRC”), closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. On April 8, 2015, the facility was amended to change the amount under the loan facility from $75.0 million to $50.0 million, and change the commitment termination date of the facility from April 8, 2015 to July 7, 2015. On July 6, 2015, the facility was further amended to change the commitment termination date of the facility from July 7, 2015 to October 7, 2015.

As previously disclosed, the Company declared a dividend of $0.125 per share on April 30, 2015. The quarterly dividend was paid on May 21, 2015 to shareholders of record on the close of business on May 11, 2015, which resulted in a dividend payment of approximately $1.6 million. It represented the Company’s fifteenth consecutive quarterly cash dividend.

At June 30, 2015, we had approximately $73.0 million of available borrowing capacity from our borrowing facility and a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $90.7 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 3.14 to 1 at June 30, 2015 and 3.16 to 1 at December 31, 2014.

Net cash used in investing activities was $26.8 million for the six-month period ended June 30, 2015, compared to net cash used in investing activities of $23.4 million for the six-month period ended June 30, 2014. Investing activities primarily relate to leasing activities.

Net cash used in financing activities was $2.8 million for the six-month period ended June 30, 2015, compared to net cash provided by financing activities of $23.1 million for the six-month period ended June 30, 2014. During the first quarter 2014 MBB began offering money market deposit accounts. As of June 30, 2014 money market deposit accounts totaled $37.0 million. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $9.6 million for the six-month period ended June 30, 2015, compared to net cash provided by operating activities of $13.3 million for the six-month period ended June 30, 2014.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using FDIC- insured deposits issued through MBB and, to a much lesser extent, advances under our long-term bank facility. Total cash and cash equivalents available as of June 30, 2015 totaled $90.7 million, compared to $110.7 million at December 31, 2014.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of June 30, 2015 totaled $7.4 million. The Company did not have any time deposits as of December 31, 2014.

Restricted Interest-earning Deposits with Banks. As of June 30, 2015, we also had $0.5 million of cash that was classified as restricted interest-earning deposits with banks, compared to $0.7 million at December 31, 2014. Restricted interest-earning deposits with banks consist primarily of trust accounts related to our secured debt facility.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at June 30, 2015 and December 31, 2014. Information pertaining to our borrowing facilities is as follows:

	For the Six Months Ended June 30, 2015				As of June 30, 2015
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate (2)	Outstanding	Rate (2)	Capacity(1)

	(Dollars in thousands)

Federal funds purchased	$23,000	$—	$—	— %	$—	— %	$23,000

Long-term loan facilities	50,000	—	—	— %	—	— %	50,000

	$73,000		$—	— %	$—	— %	$73,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at June 30, 2015, MBB had $32.1 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $23.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $32.1 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $34.9 million of net investment in leases pledged at June 30, 2015.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s affiliate, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. As previously disclosed, on April 8, 2015, the facility was amended to change the amount under the loan facility from $75.0 million to $50.0 million, and change the commitment termination date of the facility from April 8, 2015 to July 7, 2015. On July 6, 2015, the facility was further amended to change the commitment termination date of the facility from July 7, 2015 to October 7, 2015. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the commitment termination date of the facility. There was no amount outstanding under the facility at June 30, 2015.

Financial Covenants

Our secured borrowing arrangements contain numerous covenants, restrictions and default provisions that we must comply with in order to obtain funding through the facility and to avoid an event of default. A change in certain executive officers as described in the loan documents is an event of default under our long-term loan facility with Wells Fargo Capital Finance, unless we hire a replacement with skills and experience appropriate for performing the duties of the applicable positions within 120 days. On April 30, 2015, the Company announced the resignation of Lynne C. Wilson from her role as Senior Vice President and Chief Financial Officer, effective

May 31, 2015. We do not expect the change to have any material adverse effect on our financing arrangement with Wells Fargo Capital Finance because Ms. Wilson’s duties have been assumed by someone with similar skills and experience.

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

Some of the critical financial and credit quality covenants under our borrowing arrangement as of June 30, 2015 include:

	Actual(1)	Requirement

Debt-to-equity ratio maximum	3.14 to 1	5.5 to 1

Maximum servicer senior leverage ratio	0 to 1	5.0 to 1

Maximum portfolio delinquency ratio	0.40%	3.50%

Maximum gross charge-off ratio	1.98%	7.00%

(1)   Calculations are based on specific contractual definitions and subsidiaries per the debt agreement, which may differ from ratios or amounts presented elsewhere in this document.

As of June 30, 2015, the Company was in compliance with the provisions of its secured borrowing arrangement.

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

At June 30, 2015, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 17.99%, 19.23%, 19.23% and 20.48%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At June 30, 2015, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 23.07%, 25.72%, 25.72% and 26.97%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at June 30, 2015 was $126.3 million, which exceeds the regulatory threshold for

“well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. Following the expiration of MBB’s three-year de novo period, the Company has provided MBB with additional capital to support future growth of $25 million in 2011, $10 million in 2012, and $10 million in 2013.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to June 30, 2015

The Company declared a dividend of $0.14 per share on July 30, 2015. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.8 million, is scheduled to be paid on August 24, 2015 to shareholders of record on the close of business on August 14, 2015. It represents the Company’s sixteenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On July 6, 2015, the Company’s affiliate, Marlin Receivables Corp. (“MRC”), amended its $50.0 million borrowing facility. The amendment changed the commitment termination date of the facility from July 7, 2015 to October 7, 2015.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of June 30, 2015 were as follows:

	Contractual Obligations as of June 30, 2015
Period Ending December 31,	Deposits	Contractual Interest Payments(1)	Operating Leases	Leased Facilities	Capital Leases	Total
	(Dollars in thousands)
2015	$114,329	$2,321	$2	$758	$51	$117,461
2016	187,756	3,522	4	1,523	102	192,907
2017	125,464	2,028	4	1,508	77	129,081
2018	46,768	985	4	1,453	—	49,210
2019	24,859	326	4	1,416	—	26,605
Thereafter	10,245	51	1	680	—	10,977

Total	$509,421	$9,233	$19	$7,338	$230	$526,241

(1)	Includes interest on deposits and borrowings. Interest on the variable-rate long-term loan facility is assumed at the June 30, 2015 rate for the remaining term.

There were no off-balance sheet arrangements requiring disclosure at June 30, 2015.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

Based on that evaluation, the CEO and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are designed and operating effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the 1934 Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On November 2, 2007, the Company’s Board of Directors approved the 2007 Repurchase Plan, under which, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock. On July 29, 2014, the Company’s Board of Directors approved the 2014 Repurchase Plan to replace the 2007 Repurchase Plan. Under the 2014 Repurchase Plan, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2015.

	Number of Shares Purchased	(2)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Time Period

April 1, 2015 to April 30, 2015	37,235		$20.00	37,235	$10,550,435

May 1, 2015 to May 31, 2015	18,134		$19.26	18,134	$10,201,168

June 1, 2015 to June 30, 2015	43,025		$17.92	43,025	$9,429,995

Total for the quarter ended June 30, 2015	98,394		$18.96	98,394	$9,429,995

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
(2)

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock. On July 29, 2014, the Company’s Board of Directors approved a new stock repurchase plan to repurchase up to $15 million in value of its outstanding shares of common stock.

In addition to the repurchases described above, pursuant to the 2014 Equity Plan, participants may have shares withheld to cover income taxes. There were 4,541 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Plan during the three-month period ended June 30, 2015, at an average cost of $17.87 per share. At June 30, 2015, the Company had $9.4 million remaining in the 2014 Repurchase Plan.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.      Other Information

(a)	Severance Pay Plan for Senior Management

On August 4, 2015, the Compensation Committee of the Board of Directors of the Company (the “Committee”) adopted the Marlin Business Services Corp. Severance Pay Plan for Senior Management (the “Severance Plan”), which Severance Plan will cover certain designated key employees of the Company, including Edward J. Siciliano and Edward R. Dietz, each a named executive officer of the Company.

The Severance Plan sets forth the terms and conditions of severance benefits to be provided to a covered employee in the event (a) the covered employee experiences a covered termination unrelated to a Change of Control (as defined in the Severance Plan) or (b) the covered employee experiences a covered termination at any time during the Change of Control Period, which is the period beginning on the date of the Change of Control and ending on the second anniversary of the Change of Control.

Eligibility

The Committee will designate those key employees of the Company who are eligible for the Severance Plan pursuant to a participation agreement and will include in such participation agreement whether the level of participation of such employee is as a Tier I Participant, Tier II Participant or Tier III Participant. The only current employees that are participants in the Severance Plan are Messrs. Siciliano and Dietz.

Severance on Account of Employment Termination Unrelated to a Change of Control

Under the terms of the Severance Plan, if a covered employee (i) is terminated by the Company for any reason other than for “Cause” (as defined in the Plan), death or disability, or (ii) in the case of Tier I and Tier II Participants only, resigns on account of “Good Reason” (as defined in the Plan), in either case, unrelated to a Change of Control (i.e., not during the Change of Control Period), the covered employee will receive, if the covered employee executes and does not revoke a release of claims, the following severance benefits –

¡	A continuation of annual base salary for the covered employee’s Severance Period (as defined below);
¡

Pro rata annual incentive bonus for the fiscal year in which the covered employee’s employment termination occurs, based on actual performance for the fiscal year and which bonus will be paid at the same time that bonuses are paid under the applicable plan or policy; and

¡

For the shorter of (a) the Severance Period and (b) 18 months following the covered employee’s termination date, a continuation of eligibility to participate in the Company’s medical, dental, vision and prescription drug plans in which the covered employee was participating (including the covered employee’s spouse and eligible dependents); provided that to receive such coverage, the covered employee must pay the applicable monthly COBRA premium for such coverage and the Company will reimburse the covered employee the applicable monthly COBRA premium, less the amount that the covered employee would have been required to pay if such covered employee were employed by the Company at such time.

The severance benefits will be discontinued if it is determined that the covered employee has engaged in actions that constitute Cause or breaches the terms of the release, restrictive covenants or any other agreement relating to the covered employee’s employment with the Company or termination thereof. The Severance Period for Tier I Participants is 18 months, for Tier II Participants is twelve months and for Tier III Participants is six months.

Severance on Account of Employment Termination during the Change of Control Period

Under the terms of the Severance Plan, if a covered employee (i) is terminated by the Company for any reason other than for Cause, death or disability, or (ii) in the case of Tier I, Tier II and Tier III Participants, resigns on account of Good Reason, in either case, during the Change of Control Period, the covered employee will receive, if the covered employee executes and does not revoke a release of claims, the following severance benefits –

¡

A lump sum cash payment equal to the sum of (i) (x) the covered employee’s annual base salary, multiplied by (y) the covered employee’s Change of Control Multiplier (as defined below), and (ii) the covered employee’s target bonus for the fiscal year in which the employment termination date occurs; and

¡

For the Change of Control Benefits Continuation Period (as defined below) following the covered employee’s termination date, a continuation of eligibility to participate in the Company’s medical, dental, vision and prescription drug plans in which the covered employee was participating (including the covered employee’s spouse and eligible dependents); provided that to receive such coverage, the covered employee must pay the applicable monthly COBRA premium for such coverage and the Company will reimburse the covered employee the applicable monthly COBRA premium, less the amount that the covered employee would have been required to pay if such covered employee were employed by the Company at such time.

The severance benefits will be discontinued if it is determined that the covered employee has engaged in actions that constitute Cause or breaches the terms of the release, restrictive covenants or any other agreement relating to the covered employee’s employment with the Company or termination thereof. The (a) Change of Control Multiplier for Tier I Participants is two, for Tier II Participants is 1.5 and for Tier III Participants is 0.75; and (b) Change of Control Benefits Continuation Period for Tier I Participants is 18 months, for Tier II Participants is 18 months and for Tier III Participants is nine months.

Release

The receipt of severance benefits is conditioned upon the execution and non-revocation of a release of claims. The severance benefits will be discontinued if a covered employee breaches any term of the release.

Restrictive Covenants

As a condition for a covered employee to be eligible to participate in the Severance Plan, and to receive severance benefits under the Severance Plan, a covered employee must agree to comply with the restrictive covenants set forth in the Severance Plan, which restrictive covenants include (a) a confidential information disclosure restriction during the term of the covered employment and thereafter, (b) a non-competition restriction during the term of the covered employee’s employment and for the Restriction Period (as defined below) after such termination of employment and (c) a non-solicitation restriction applicable to the solicitation of actual or prospective customers and employees and contractors of the Company during the term of the covered employee’s employment and for the Restriction Period after such termination of employment. The Restriction Period for Tier I Participants is 18 months, for Tier II Participants is twelve months and for Tier III Participants is six months. The severance benefits will be discontinued if a covered employee breaches any terms of the restrictive covenants.

Effect of Code Section 280G

The Severance Plan provides that if it is determined that any payment or distribution to the covered employee under the Severance Plan or otherwise would be nondeductible for federal income tax purposes as an excess parachute payment under section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the covered employee will receive either the full amount of the payments and distributions and pay the excise tax under section 4999 of the Code or the covered employee will have the payments and distributions cut back so there is no excise tax under section 4999 of the Code, whichever is determined to have a greater net-after tax benefit to the covered employee, after taking into account the excise tax under section 4999 of the Code.

Amendment and Termination

The Board of Directors of the Company or the Committee may amend, suspend or terminate the Severance Plan at any time; provided that (i) no amendment, suspension or termination may materially adversely affect a covered employee’s entitlements under the Severance Plan without the prior written consent of such adversely affected covered employee and (ii) no such amendment, suspension or termination will give the Company the right to recover any amount paid to a covered employee prior to the date of such amendment, suspension or termination or to cause the cessation and termination of payments of severance benefits to any person under the Severance Plan receiving severance benefits.

Terms for Initially Designated Covered Employees

In connection with the adoption of the Severance Plan, Messrs. Dietz and Siciliano were designated as being eligible to participate in the Severance Plan as Tier II Participants; however, in recognition of their contributions to the Company, the Committee determined that their level of participation as a Tier II participant would be as follows (i) the Severance Period is 18 months (as opposed to twelve); (ii) severance benefits on account of termination unrelated to a Change in Control will also include target bonus for the year of termination, which target bonus will be paid in installments over the Severance Period (at the same time and form as the continuation of base salary); (iii) the Change of Control Multiplier is two (as opposed to 1.5); and (iv) the Restriction Period is 18 months (as opposed to twelve).

The foregoing description of the Severance Plan is qualified in its entirety by the provisions of the Severance Plan, a copy of which is filed herewith as Exhibit 10.1.

 Item 6.     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Severance Pay Plan for Senior Management
31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2	Certification of the Principal Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
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

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

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

MARLIN BUSINESS SERVICES CORP.

(Registrant)

By:	/s/ Daniel P. Dyer	Chief Executive Officer
	Daniel P. Dyer	(Chief Executive Officer)

By:	/s/ Vincent M. Tesoriero
	Vincent M. Tesoriero	Principal Financial Officer
(Principal Financial Officer)

Date:   August 5, 2015