Form 10-Q
period 2015-09-30
MARLIN BUSINESS SERVICES CORP
filed 2015-11-03
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

At October 27, 2015, 12,441,098 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2015

PART I. Financial Information

Item 1.  Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$4,366	$2,437
Interest-earning deposits with banks	100,852	108,219

Total cash and cash equivalents	105,218	110,656
Time deposits with banks	7,368	—
Restricted interest-earning deposits with banks	389	711
Securities available for sale (amortized cost of $6.1 million and $5.8 million at September 30, 2015 and December 31, 2014, respectively)	6,048	5,722
Net investment in leases and loans	659,253	629,507
Property and equipment, net	4,003	2,846
Property tax receivables	885	690
Other assets	7,290	8,317

Total assets	$790,454	$758,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$579,625	$550,119
Other liabilities:
Dividends payable	25,508	—
Sales and property taxes payable	5,409	2,739
Accounts payable and accrued expenses	13,279	14,406
Net deferred income tax liability	15,319	17,221

Total liabilities	639,140	584,485

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,617,269 and 12,838,449 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	126	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	84,004	89,130
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(27)	(17)
Retained earnings	67,213	84,725

Total stockholders’ equity	151,314	173,964

Total liabilities and stockholders’ equity	$790,454	$758,449

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per-share data)

Interest income	$16,690	$16,705	$49,665	$50,182
Fee income	3,915	3,881	11,762	11,016

Interest and fee income	20,605	20,586	61,427	61,198
Interest expense	1,433	1,250	4,087	3,647

Net interest and fee income	19,172	19,336	57,340	57,551
Provision for credit losses	1,986	2,706	7,542	6,562

Net interest and fee income after provision for credit losses	17,186	16,630	49,798	50,989

Other income:
Insurance income	1,470	1,341	4,294	3,996
Other income	572	400	1,336	1,176

Other income	2,042	1,741	5,630	5,172

Other expense:
Salaries and benefits	7,058	6,313	21,290	19,962
General and administrative	4,357	3,818	12,780	11,975
Financing related costs	34	297	184	881

Other expense	11,449	10,428	34,254	32,818

Income before income taxes	7,779	7,943	21,174	23,343
Income tax expense	2,982	3,039	8,173	8,860

Net income	$4,797	$4,904	$13,001	$14,483

Basic earnings per share	$0.38	$0.38	$1.01	$1.12
Diluted earnings per share	$0.38	$0.38	$1.01	$1.12

Cash dividends declared per share	$2.14	$0.125	$2.39	$0.345

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Net income	$4,797	$4,904	$13,001	$14,483

Other comprehensive income (loss):

Increase (decrease) in fair value of securities available for sale	78	33	(15)	278

Tax effect	(30)	(11)	5	(105)

Total other comprehensive income (loss)	48	22	(10)	173

Comprehensive income	$4,845	$4,926	$12,991	$14,656

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	(Dollars in thousands)

Balance, December 31, 2013	12,994,758	$130	$91,730	$(2)	$(257)	$71,437	$163,038
Issuance of common stock	14,428	—	253	—	—	—	253

Repurchase of common stock	(283,064)	(3)	(5,724)	—	—	—	(5,727)
Exercise of stock options	14,469	—	154	—	—	—	154
Excess tax benefits from stock-based payment arrangements	—	—	754	—	—	—	754

Stock option compensation recognized	—	—	7	—	—	—	7
Restricted stock grant	97,858	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	1,957	—	—	—	1,957
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	240	—	240
Net income	—	—	—	—	—	19,350	19,350
Cash dividends declared	—	—	—	—	—	(6,062)	(6,062)

Balance, December 31, 2014	12,838,449	$128	$89,130	$(2)	$(17)	$84,725	$173,964
Issuance of common stock	7,582	—	121	—	—	—	121
Repurchase of common stock	(445,227)	(4)	(7,702)	—	—	—	(7,706)
Exercise of stock options	61,937	1	585	—	—	—	586
Excess tax benefits from stock-based payment arrangements	—	—	323	—	—	—	323
Restricted stock grant	154,528	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	1,548	—	—	—	1,548
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(10)	—	(10)
Net income	—	—	—	—	—	13,001	13,001
Cash dividends declared	—	—	—	—	—	(30,513)	(30,513)

Balance, September 30, 2015	12,617,269	$126	$84,004	$(2)	$(27)	$67,213	$151,314

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$13,001	$14,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,214	1,176
Stock-based compensation	1,548	1,641
Excess tax benefits from stock-based payment arrangements	(323)	(662)
Provision for credit losses	7,542	6,562
Net deferred income taxes	(1,975)	(1,662)
Amortization of deferred initial direct costs and fees	5,575	5,425
Deferred initial direct costs and fees	(6,150)	(5,282)
Loss on equipment disposed	300	1,197
Effect of changes in other operating items:
Other assets	521	1,917
Other liabilities	2,011	1,732

Net cash provided by operating activities	23,264	26,527

Cash flows from investing activities:
Net change in time deposits with banks	(7,368)	—
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(276,915)	(245,816)
Principal collections on leases and loans	237,671	213,605
Security deposits collected, net of refunds	(281)	20
Proceeds from the sale of equipment	2,512	2,674
Acquisitions of property and equipment	(2,127)	(1,081)
Change in restricted interest-earning deposits with banks	322	328
Purchases of securities available for sale, net	(341)	72

Net cash (used in) investing activities	(46,527)	(30,198)

Cash flows from financing activities:
Net change in deposits	29,506	31,518
Issuances of common stock	121	135
Repurchases of common stock	(7,706)	(5,700)
Dividends paid	(5,005)	(4,461)
Exercise of stock options	586	75
Excess tax benefits from stock-based payment arrangements	323	662

Net cash provided by financing activities	17,825	22,229

Net (decrease) increase in total cash and cash equivalents	(5,438)	18,558
Total cash and cash equivalents, beginning of period	110,656	85,653

Total cash and cash equivalents, end of period	$105,218	$104,211

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$3,647	$3,127
Net cash paid for income taxes	$9,340	$6,833

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at September 30, 2015 and the results of operations for the three-and nine-month periods ended September 30, 2015 and 2014, and cash flows for the nine-month periods ended September 30, 2015 and 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015 and Form 10-K/A filed with the SEC on April 13, 2015. The consolidated results of operations for the three-and nine-month periods ended September 30, 2015 and 2014 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

Time Deposits with Banks.  Time deposits with banks are primarily composed of FDIC insured certificates of deposits that have original maturity dates of greater than 90 days. These deposits are held on the balance sheet at amortized cost. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred.

Dividends Payable. Shareholders of the Company’s stock are entitled to receive a cash dividend when declared by the Board of Directors out of funds legally available for this purpose. The Company’s Board of Directors declared a special cash dividend of $2.00 per share on September 14, 2015. The special dividend was paid on October 5, 2015 to shareholders of record on the close of business on September 24, 2015, which resulted in a dividend payment of approximately $25.5 million.

There have been no other significant changes to the Company’s accounting policies as disclosed in the Company’s 2014 Annual Report on Forms 10-K and 10-K/A.

Recent Accounting Pronouncements.

In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date for ASU 2014-09, Revenue from Contracts with Customers. The amendments in this Update defer the effective date of Update 2014-09 by one year. The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)

Minimum lease payments receivable	$738,520	$710,801
Estimated residual value of equipment	27,500	27,458
Unearned lease income, net of initial direct costs and fees deferred	(99,724)	(98,738)
Security deposits	(2,319)	(2,600)
Loans, including unamortized deferred fees and costs	3,864	1,123
Allowance for credit losses	(8,588)	(8,537)

	$659,253	$629,507

At September 30, 2015, a total of $0.6 million of minimum lease payments receivable is assigned as collateral for the borrowing facility. At September 30, 2015, there is no amount outstanding under this borrowing facility and the unused borrowing capacity is $50.0 million. In addition, $32.5 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs net of fees deferred were $10.7 million and $10.1 million as of September 30, 2015 and December 31, 2014, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. At September 30, 2015 and December 31, 2014, $22.9 million and $22.0 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of September 30, 2015:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)

Period Ending December 31,
2015	$83,471	$15,989
2016	289,724	45,162
2017	190,190	23,805
2018	107,029	10,538
2019	52,337	3,652
Thereafter	15,769	578

	$738,520	$99,724

As of September 30, 2015 and December 31, 2014, the Company maintained total finance receivables which were on a non-accrual basis of $1.7 million. As of September 30, 2015 and December 31, 2014, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.5 million and $1.0 million, respectively. (See Note 4 for income recognition on leases and loans and additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics.

		Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
		2015	2014	2015	2014	2014
		(Dollars in thousands)
Allowance for credit losses, beginning of period		$8,567	$7,725	$8,537	$8,467	$8,467

Charge-offs		(2,595)	(2,707)	(9,196)	(8,446)	(11,463)
Recoveries		630	647	1,705	1,788	2,417

Net charge-offs		(1,965)	(2,060)	(7,491)	(6,658)	(9,046)

Provision for credit losses		1,986	2,706	7,542	6,562	9,116

Allowance for credit losses, end of period	(1)	$8,588	$8,371	$8,588	$8,371	$8,537

Annualized net charge-offs to average total finance receivables	(2)	1.23%	1.36%	1.59%	1.48%	1.50%

Allowance for credit losses to total finance receivables, end of period	(2)	1.31%	1.36%	1.31%	1.36%	1.36%

Average total finance receivables	(2)	$641,020	$608,290	$630,073	$599,208	$602,923
Total finance receivables, end of period	(2)	$657,143	$616,916	$657,143	$616,916	$627,922

Delinquencies greater than 60 days past due		$3,186	$3,290	$3,186	$3,290	$3,602
Delinquencies greater than 60 days past due	(3)	0.43%	0.47%	0.43%	0.47%	0.51%
Allowance for credit losses to delinquent accounts greater than 60 days past due	(3)	269.55%	254.44%	269.55%	254.44%	237.01%

Non-accrual leases and loans, end of period		$1,684	$1,903	$1,684	$1,903	$1,742
Renegotiated leases and loans, end of period		$468	$1,130	$468	$1,130	$1,014

(1)	At September 30, 2015 the allowance for credit losses allocated to loans was $0.1 million. At December 31, 2014 and September 30, 2014, there was no allowance for credit losses allocated to loans.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At September 30, 2015, December 31, 2014 and September 30, 2014, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended September 30, 2015 were $2.0 million (1.23% of average total finance receivables on an annualized basis), compared to $2.9 million (1.84% of average total finance receivables on an annualized basis) for the three-month period ended June 30, 2015 and $2.1 million (1.36% of average total finance receivables on an annualized basis) for the three-month period ended September 30, 2014.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)

Accrued fees receivable	$2,532	$2,465
Prepaid expenses	1,257	1,748
Income taxes receivable	—	854
Other	3,501	3,250

	$7,290	$8,317

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At September 30, 2015, MBB had an unfunded commitment of $0.8 million for this activity. Unless renewed prior to termination, MBB’s one-year commitment to the consortium will expire in September 2016.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of September 30, 2015, the Company leases all four of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; and Salt Lake City, Utah. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of September 30, 2015:

	Future Minimum Lease Payment Obligations
Period Ending December 31,	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2015	$25	$385	$410
2016	102	1,543	1,645
2017	77	1,533	1,610
2018	—	1,478	1,478
2019	—	1,441	1,441
Thereafter	—	689	689

Total minimum lease payments	$204	$7,069	$7,273

Less: amount representing interest	(11)

Present value of minimum lease payments	$193

Rent expense was $0.8 million for each of the nine-months ended September 30, 2015 and September 30, 2014.

The Company has an employment agreement with a certain senior officer that currently extends through November 2015, with certain renewal options.

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. On February 23, 2014, MBB began offering FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of September 30, 2015, money market deposit accounts totaled $48.8 million.

As of September 30, 2015, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(Dollars in thousands)

Period Ending December 31,
2015	$53,096
2016	214,478
2017	153,729
2018	67,421
2019	31,647
Thereafter	10,494

Total	$530,865

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at September 30, 2015 was 1.05%.

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

The three levels are defined as follows:

●	Level 1 – Inputs to the valuation are unadjusted quoted prices in active markets for identical assets or liabilities.
●

Level 2 – Inputs to the valuation may include quoted prices for similar assets and liabilities in active or inactive markets, and inputs other than quoted prices, such as interest rates and yield curves, which are observable for the asset or liability for substantially the full term of the financial instrument.

●

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

The Company’s balances measured at fair value on a recurring basis include the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015 Fair Value Measurements Using		December 31, 2014 Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)

Assets
Securities available for sale	$3,352	$2,696	$3,281	$2,441

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)

Financial Assets
Cash and cash equivalents	$105,218	$105,218	$110,656	$110,656
Time deposits with banks	7,368	7,355	—	—
Restricted interest-earning deposits with banks	389	389	711	711
Loans, net of allowance	3,795	3,745	1,123	1,123

Financial Liabilities
Deposits	$579,625	$579,332	$550,119	$549,578

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of September 30, 2015 and December 31, 2014, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The Company maintains interest-earning trust accounts related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at September 30, 2015 and December 31, 2014. This fair value measurement is classified as Level 1.

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

Loans

Loans are primarily comprised of participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at September 30, 2015 and December 31, 2014. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans are estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in thousands, except per-share data)

Basic EPS

Net income	$4,797	$4,904	$13,001	$14,483

Less: net income allocated to participating securities	(136)	(142)	(377)	(416)

Net income allocated to common stock	$4,661	$4,762	$12,624	$14,067

Weighted average common shares outstanding	12,773,653	12,865,421	12,815,679	12,908,168

Less: Unvested restricted stock awards considered participating securities	(366,886)	(377,453)	(367,876)	(369,396)

Adjusted weighted average common shares used in computing basic EPS	12,406,767	12,487,968	12,447,803	12,538,772

Basic EPS	$0.38	$0.38	$1.01	$1.12

Diluted EPS

Net income allocated to common stock	$4,661	$4,762	$12,624	$14,067

Adjusted weighted average common shares used in computing basic EPS	12,406,767	12,487,968	12,447,803	12,538,772

Add: Effect of dilutive stock options	6,730	51,749	18,342	57,368

Adjusted weighted average common shares used in computing diluted EPS	12,413,497	12,539,717	12,466,145	12,596,140

Diluted EPS	$0.38	$0.38	$1.01	$1.12

For the three-month periods ended September 30, 2015 and September 30, 2014, options to purchase 12,502 and 15,698 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

For the nine-month periods ended September 30, 2015 and September 30, 2014, options to purchase 14,258 and 15,698 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 10 – Stockholders’ Equity

Stockholders’ Equity

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan, under which, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock (the “2007 Repurchase Plan”). On July 29, 2014, the Company’s Board of Directors approved a new stock repurchase plan to replace the 2007 Repurchase Plan (the “2014 Repurchase Plan” and, together with the 2007 Repurchase Plan, the “Repurchase Plans”). Under the 2014 Repurchase Plan, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.

During the three- and nine-month periods ended September 30, 2015, the Company purchased 196,196 and 406,719 shares of its common stock under the 2014 Repurchase Plan at an average cost of $15.65 and $17.22, respectively. During the three- and nine-month periods ended September 30, 2014, the Company purchased 97,507 shares and 211,391 shares of its common stock under the Repurchase Plans at an average cost of $19.08 and $19.39, respectively. At September 30, 2015, the Company had $6.4 million remaining in the 2014 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, the “Equity Plans”) may have shares withheld to cover income taxes. There were 781 and 38,508 shares repurchased to cover income tax withholding in connection with shares granted under the Equity Plans during each of the three- and nine-month periods ended September 30, 2015, at average per-share costs of $16.05 and $18.17, respectively. There were 3,933 and 70,210 shares repurchased to cover income tax withholding in connection with shares granted under the Equity Plans during the three- and nine-month periods ended September 30, 2014, at average per-share costs of $19.11 and $22.72, respectively.

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

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at September 30, 2015 was $118.8 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At September 30, 2015, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at September 30, 2015.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount

	(Dollars in thousands)

Tier 1 Leverage Capital

Marlin Business Services Corp.	19.72%	$151,319	4%	$30,691	5%		$38,364

Marlin Business Bank	16.81%	$118,773	5%	$35,320	5%		$35,320

Common Equity Tier 1 Risk-Based Capital

Marlin Business Services Corp.	21.54%	$151,319	4.5%	$31,617	6.5%		$45,670

Marlin Business Bank	17.47%	$118,773	6.5%	$44,183	6.5%		$44,183

Tier 1 Risk-based Capital

Marlin Business Services Corp.	21.54%	$151,319	6%	$42,157	8%		$56,209

Marlin Business Bank	17.47%	$118,773	8%	$54,379	8%		$54,379

Total Risk-based Capital

Marlin Business Services Corp.	22.76%	$159,907	8%	$56,209	10%		$70,261

Marlin Business Bank	18.71%	$127,209	15%	$101,961	10%	(1)	$67,974

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 18.71% at September 30, 2015 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

As previously disclosed in the Company’s Form 8-K filed on September 14, 2015, in addition to the Company’s regular quarterly dividend, the Company’s Board of Directors declared a special cash dividend of $2.00 per share on September 14, 2015. The special dividend was paid on October 5, 2015 to shareholders of record on the close of business on September 24, 2015, which resulted in a dividend payment of approximately $25.5 million.

NOTE 11 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options or restricted stock grants is 1,200,000 with not more than 1,000,000 of such shares available for issuance as restricted stock grants. There were 923,661 shares available for future grants under the 2014 Plan as of September 30, 2015, of which 723,661 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $0.4 million for the three-month period ended September 30, 2015 and $0.3 million for the three-month period ended September 30, 2014. Total stock-based compensation expense was $1.6 million for both the nine-month periods ended September 30, 2015 and September 30, 2014. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.3 million and $0.7 million for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

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

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during the three-month and nine-month periods ended September 30, 2015 and September 30, 2014.

A summary of option activity for the nine-month period ended September 30, 2015 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2014	193,351	$10.23

Granted	—	—

Exercised	(61,937)	9.48

Forfeited	(80,728)	9.64

Expired	—	—

Outstanding, September 30, 2015	50,686	12.09

During each of the three-month periods ended September 30, 2015 and September 30, 2014 the Company did not recognize compensation expense related to options. During the nine-month period ended September 30, 2015 the Company did not recognize compensation expense related to options. During the nine-month period ended September 30, 2014 the Company recognized total compensation expense related to options of less than $0.1 million.

There were 4,082 and 1,039 stock options exercised during the three-month periods ended September 30, 2015 and September 30, 2014, respectively. The total pretax intrinsic values of stock options exercised were less than $0.1 million for the three-month periods ended September 30, 2015 and September 30, 2014, respectively.

The total pretax intrinsic values of stock options exercised were $0.6 million and less than $0.1 million for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2015:

	Options Outstanding				Options Exercisable

		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate

		Average	Average	Intrinsic		Average	Average	Intrinsic

Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value

Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)

$7.17 - 7.79	2,878	1.0	$7.35	$23	2,878	1.0	$7.35	$23

$12.08 - 12.41	47,808	1.6	12.38	144	35,306	1.6	12.36	107

	50,686	1.6	12.09	$167	38,184	1.6	11.98	$130

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.39 as of September 30, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2015, there was no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations based on the most probable performance assumptions. As of September 30, 2015, $0.2 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 1.6 years.

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

Of the total restricted stock awards granted during the nine-month period ended September 30, 2015, 77,342 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2014 and 2015 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the nine months ended September 30, 2015:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2014	346,036	$15.99

Granted	174,912	16.87

Vested	(122,740)	14.71

Forfeited	(20,384)	18.46

Outstanding at September 30, 2015	377,824	16.68

During the three-month periods ended September 30, 2015 and September 30, 2014, the Company granted restricted stock awards with grant date fair values totaling $0.4 million and $0.1 million, respectively. During the nine-month periods ended September 30, 2015 and September 30, 2014, the Company granted restricted stock awards with grant date fair values totaling $3.0 million and $2.1 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.4 million and $0.3 million of compensation expense related to restricted stock for the three-month period ended September 30, 2015 and September 30, 2014, respectively. The Company recognized $1.6 million of compensation expense related to restricted stock for both nine-month periods ended September 30, 2015 and September 30, 2014.

Of the $1.6 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2015, approximately $0.5 million related to accelerated vesting during the first quarter of 2015, based on achievement of certain performance criteria determined annually. Of the $1.6 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2014, approximately $0.6 million related to accelerated vesting during the first quarter of 2014, which was also based on the achievement of certain performance criteria determined annually.

As of September 30, 2015, there was $4.6 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.2 years. In the event individual performance targets are achieved, $1.8 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.1 years. In addition, certain of the awards granted may result in the issuance of 59,959 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended September 30, 2015 and September 30, 2014 was $0.1 million and $0.2 million, respectively. The fair value of shares that vested during the nine-month periods ended September 30, 2015 and September 30, 2014 was $2.2 million and $5.0 million, respectively.

NOTE 12 – Subsequent Events

The Company declared a dividend of $0.14 per share on November 2, 2015. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.8 million, is scheduled to be paid on November 23, 2015 to shareholders of record on the close of business on November 12, 2015. It represents the Company’s seventeenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On October 6, 2015, the Company’s affiliate, Marlin Receivables Corp. (“MRC”), amended its $50.0 million borrowing facility. The amendment changed the commitment termination date of the facility from October 7, 2015 to February 4, 2016.

As previously disclosed in the Company’s Form 8-K filed on October 20, 2015, the Company announced that Daniel P. Dyer retired from his position as Chief Executive Officer and director of Marlin Business Services Corp. on October 20, 2015. Edward J. Siciliano, Executive Vice President and Chief Sales Officer, has been named interim Chief Executive Officer, effective October 20, 2015, and will serve in that role while the Board of Directors conducts a search for a permanent Chief Executive Officer. In connection with his retirement, the Company and Mr. Dyer entered into a separation agreement dated October 20, 2015. The Company anticipates a fourth quarter 2015 after-tax charge of approximately $1.7  million due to a cash severance payment and vesting of outstanding restricted equity awards as defined by the separation agreement.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2015, our lease portfolio consisted of 81,121 accounts with an average original term of 47 months and average original transaction size of approximately $14,000.

During the first quarter of 2015, the Company launched Funding Stream, a new, flexible loan program of MBB. Funding Stream is tailored to the small business market to provide customers a convenient, hassle free alternative to traditional lenders and access to capital to help grow their businesses.

At September 30, 2015, we had $790.5 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $659.3 million at September 30, 2015.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the Nine Months Ended September 30, 2015	As of or For the Year Ended December 31,
		2014	2013	2012	2011	2010
Number of sales account executives	131	115	124	114	93	87
Number of originating sources(1)	1,088	1,117	1,173	1,117	827	604

(1) Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended September 30, 2015, our annualized net credit losses were 1.23% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 67% of our lease portfolio at September 30, 2015 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits, and money market demand accounts raised nationally by MBB. The Company also maintains a variable-rate long-term loan facility. As of September 30, 2015 the variable-rate long term loan facility did not have a balance. Historically, leases were funded through variable-rate facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations were accounted for as on-balance sheet transactions and, therefore, we did not recognize gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations primarily through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of September 30, 2015, total MBB deposits were $579.6 million, compared to $550.1 million at December 31, 2014. We had no outstanding secured borrowings as of both September 30, 2015 and December 31, 2014.

Fixed rate leases may be financed with variable-rate funding sources, therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous facilities, our current long-term loan facility does not require annual refinancing.

Historically, from time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any derivative agreements at September 30, 2015.

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

Dividends Payable. Shareholders of the Company’s stock are entitled to receive a special cash dividend when declared by the Board of Directors out of funds legally available for this purpose. The Company’s Board of Directors declared a special cash dividend of $2.00 per share on September 14, 2015. The special dividend was paid on October 5, 2015 to shareholders of record on the close of business on September 24, 2015, which resulted in a dividend payment of approximately $25.5 million.

There have been no other significant changes to our Critical Accounting Policies as described in our 2014 Annual Report on Forms 10-K and 10-K/A.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2015 and September 30, 2014

Net income. Net income of $4.8 million was reported for the three-month period ended September 30, 2015, resulting in diluted EPS of $0.38, compared to net income of $4.9 million and diluted EPS of $0.38 for the three-month period ended September 30, 2014.

Return on average assets was 2.51% for the three-month period ended September 30, 2015, compared to a return of 2.67% for the three-month period ended September 30, 2014. Return on average equity was 10.95% for the three-month period ended September 30, 2015, compared to a return of 11.50% for the three-month period ended September 30, 2014.

Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2015 increased 5.4% to $641.0 million, compared to $608.3 million for the three-month period ended September 30, 2014. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at September 30, 2015 was $659.3 million, an increase of $29.8 million, or 4.7%, from $629.5 million at December 31, 2014.

During the three months ended September 30, 2015, we generated 6,476 new leases with equipment cost of $99.7 million, compared to 6,130 new leases with equipment cost of $82.5 million generated for the three months ended September 30, 2014. Sales staffing levels increased from 116 sales account executives at September 30, 2014 to 131 sales account executives at September 30, 2015. Approval rates increased 1% to 66% for the quarter ended September 30, 2015, compared to 65% for the quarter ended September 30, 2014.

For the three-month period ended September 30, 2015 compared to the three-month period ended September 30, 2014, net interest and fee income decreased $0.1 million, or 0.5%, primarily due to a $0.1 million increase in interest expense. The provision for credit losses decreased $0.7 million, or 25.9%, to $2.0 million for the three-month period ended September 30, 2015 from $2.7 million for the same period in 2014, primarily due to lower 30 plus day delinquencies and lower net charge-offs quarter over quarter.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,
	2015			2014

	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$88,263	$24	0.11%	$103,480	$31	0.12%
Time Deposits	7,368	21	1.15	—	—	—
Restricted interest-earning deposits with banks	502	-	0.01	977	—	0.01
Securities available for sale	6,080	33	2.17	5,580	30	2.18
Net investment in leases(3)	638,358	16,473	10.32	607,055	16,633	10.96
Loans receivable(3)(4)	2,662	139	20.81	1,235	11	3.68

Total interest-earning assets	743,233	16,690	8.98	718,327	16,705	9.30

Non-interest-earning assets:
Cash and due from banks	2,295			354
Property and equipment, net	4,042			2,544
Property tax receivables	3,074			1,107
Other assets-5	10,357			11,494

Total non-interest-earning assets	19,768			15,499

Total assets	$763,001			$733,826

Interest-bearing liabilities:
Certificate of Deposits-6	$510,160	$1,399	1.10%	489,360	$1,203	0.98%
Money Market Deposits-6	46,755	34	0.29	45,042	29	0.26
Long-term borrowings-6	—	—	—	—	18	—

Total interest-bearing liabilities	556,915	1,433	1.03	534,402	1,250	0.94

Non-interest-bearing liabilities:
Sales and property taxes payable	5,959			2,243
Accounts payable and accrued expenses	7,908			7,909
Net deferred income tax liability	16,944			18,674

Total non-interest-bearing liabilities	30,811			28,826

Total liabilities	587,726			563,228

Stockholders’ equity	175,275			170,598

Total liabilities and stockholders’ equity	$763,001			$733,826

Net interest income		$15,257			$15,455
Interest rate spread-7			7.95%			8.36%
Net interest margin-8			8.21%			8.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.46%			134.42%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
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

	Three Months Ended September 30, 2015 Compared To
	Three Months Ended September 30, 2014
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(4)	$(3)	$(7)
Time Deposits	21	—	21
Restricted interest-earning deposits with banks	—	—	—
Securities available for sale	3	—	3
Net investment in leases	834	(994)	(160)
Loans receivable	25	103	128
Total interest income	569	(584)	(15)

Interest expense:
Certificate of Deposits	53	143	196
Money Market Deposits	1	4	5
Long-term borrowings	(18)	—	(18)
Total interest expense	54	129	183

Net interest income	525	(723)	(198)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)

Interest income	$16,690	$16,705

Fee income	3,915	3,881

Interest and fee income	20,605	20,586

Interest expense	1,433	1,250

Net interest and fee income	$19,172	$19,336

Average total finance receivables(1)	$641,020	$608,290

Annualized percent of average total finance receivables:

Interest income	10.41%	10.98%

Fee income	2.44	2.55

Interest and fee income	12.85	13.53

Interest expense	0.89	0.82

Net interest and fee margin	11.96%	12.71%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $0.1 million, or 0.5%, to $19.2 million for the three months ended September 30, 2015 from $19.3 million for the three months ended September 30, 2014. The annualized net interest and fee margin decreased 75 basis points to 11.96% in the three-month period ended September 30, 2015 from 12.71% for the same period in 2014.

Interest income, net of amortized initial direct costs and fees, was $16.7 million for both three-month periods ended September 30, 2015 and September 30, 2014. Average total finance receivables increased $32.7 million, or 5.4%, to $641.0 million at September 30, 2015 from $608.3 million at September 30, 2014. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated was 11.06% for both three-month periods ended September 30, 2015, and September 30, 2014.

Fee income was $3.9 million for both three-month periods ended September 30, 2015 and September 30, 2014. Fee income included approximately $1.0 million and $0.9 million of net residual income for the three-month periods ended September 30, 2015 and September 30, 2014, respectively.

Fee income also included approximately $2.2 million and $2.4 million in late fee income for the three-month periods ended September 30, 2015 and September 30, 2014, respectively.

Fee income, as an annualized percentage of average total finance receivables, decreased 11 basis points to 2.44% for the three-month period ended September 30, 2015 from 2.55% for the same period in 2014. Late fees remained the largest component of fee income at 1.38% as an annualized percentage of average total finance receivables for the three-month period ended September 30, 2015, compared to 1.55% for the three-month period ended September 30, 2014. As an annualized percentage of average total finance receivables, net residual income was 0.65% for the three-month period ended September 30, 2015, compared to 0.58% for the three-month period ended September 30, 2014.

Interest expense increased $0.1 million to $1.4 million, or 1.03% as an annualized percentage of average deposits for, the three-month period ended September 30, 2015, from $1.3 million, or 0.94% as an annualized percentage of average deposits, for the three-month period ended September 30, 2014. The increase was primarily due to an increase of deposits and higher rates quarter over quarter. The average balance of deposits was $556.9 million and $534.4 million for the three-month periods ended September 30, 2015 and September 30, 2014, respectively. Interest expense, as an annualized percentage of average total finance receivables, increased 7 basis points to 0.89% for the three-month period ended September 30, 2015, from 0.82% for the same period in 2014.

There were no borrowings outstanding for each of the three months ended September 30, 2015, and September 30, 2014.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September 30, 2015, brokered certificates of deposit represented approximately 55% of total deposits, while approximately 37% of total deposits were obtained from direct channels, and 8% were in the brokered MMDA Product.

Insurance income. Insurance income increased $0.2 million to $1.5 million for the three-month period ended September 30, 2015 from $1.3 million for the three-month period ended September 30, 2014, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $0.6 million and $0.4 million for the three-month periods ended September 30, 2015 and September 30, 2014, respectively. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $0.8 million, or 12.7%, to $7.1 million for the three-month period ended September 30, 2015 from $6.3 million for the same period in 2014. The increase was primarily due to an increase in total personnel. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.40% for the three-month period ended September 30, 2015 compared with 4.15% for the same period in 2014. Total personnel increased to 307 at September 30, 2015 from 279 at September 30, 2014.

General and administrative expense. General and administrative expense increased $0.6 million, or 15.8%, to $4.4 million for the three months ended September 30, 2015 from $3.8 million for the same period in 2014. General and administrative expense as an annualized percentage of average total finance receivables was 2.72% for the three-month period ended September 30, 2015, compared to 2.51% for the three-month period ended September 30, 2014. Selected major components of general and administrative expense for the three-month period ended September 30, 2015 included $0.8 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.5 million of data processing expense, $0.3 million of marketing expense, $0.2 million of bank fees, and $0.3 million of recruiting expense. In comparison, selected major components of general and administrative expense for the three-month period ended September 30, 2014 included $0.7 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.4 million of data processing expense, $0.3 million of marketing expense, $0.1 million of bank fees, and less than $0.1 million of recruiting expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were less than $0.1 million for the three-month period ended September 30, 2015, compared to $0.3 million for the three-month period ended September 30, 2014.

Provision for credit losses. The provision for credit losses decreased $0.7 million, or 25.9%, to $2.0 million for the three months ended September 30, 2015 from $2.7 million for the same period in 2014, primarily due to lower 30 plus day delinquencies and lower net charge-offs. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $2.0 million for the three-month periods ended September 30, 2015, compared to $2.1 million for the same period in 2014. Net charge-offs as an annualized percentage of average total finance receivables decreased to 1.23% during the three-month period ended September 30, 2015, from 1.36% for the same period in 2014. The allowance for credit losses increased to approximately $8.6 million at September 30, 2015, an increase of $0.1 million from $8.5 million at December 31, 2014.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $3.0 million was recorded for each of the three-month periods ended September 30, 2015 and September 30, 2014. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.3% for each of the three-month periods ended September 30, 2015 and September 30, 2014.

Comparison of the Nine-Month Periods Ended September 30, 2015 and September 30, 2014

Net income. Net income of $13.0 million was reported for the nine-month period ended September 30, 2015, resulting in diluted EPS of $1.01, compared to net income of $14.5 million and diluted EPS of $1.12 for the nine-month period ended September 30, 2014.

Return on average assets was 2.29% for the nine-month period ended September 30, 2015, compared to a return of 2.65% for the nine-month period ended September 30, 2014. Return on average equity was 9.92% for the nine-month period ended September 30, 2015, compared to a return of 11.56% for the nine-month period ended September 30, 2014.

Overall, our average net investment in total finance receivables for the nine-month period ended September 30, 2015 increased 5.2% to $630.1 million, compared to $599.2 million for the nine-month period ended September 30, 2014. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at September 30, 2015 was $659.3 million, an increase of $29.8 million, or 4.7%, from $629.5 million at December 31, 2014.

During the nine months ended September 30, 2015, we generated 18,533 new leases with equipment cost of $273.7 million, compared to 17,938 new leases with equipment cost of $245.4 million generated for the nine months ended September 30, 2014. Sales staffing levels increased from 116 sales account executives at September 30, 2014 to 131 sales account executives at September 30, 2015. Approval rates declined 2% to 64% for the nine-month period ended September 30, 2015, compared to 66% for the nine-month period ended September 30, 2014.

For the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014, net interest and fee income decreased $0.3 million, or 0.5%, primarily due to a $0.5 million increase in interest expense. The provision for credit losses increased $0.9 million, or 13.6%, to $7.5 million for the nine-month period ended September 30, 2015 from $6.6 million for the same period in 2014, primarily due to increased net charge-offs and by the impact of portfolio growth.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2015 and September 30, 2014.

	Nine Months Ended September 30,
	2015			2014
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$97,023	$90	0.13%	$108,829	$103	0.13%
Time Deposits	4,563	38	1.10	—	—	—
Restricted interest-earning deposits with banks	785	—	0.01	1,126	—	0.01
Securities available for sale	5,764	93	2.14	5,528	121	2.91
Net investment in leases(3)	628,214	49,226	10.45	597,976	49,920	11.13
Loans receivable(3)(4)	1,859	218	15.60	1,233	38	4.13

Total interest-earning assets	738,208	49,665	8.97	714,692	50,182	9.36

Non-interest-earning assets:
Cash and due from banks	1,960			370
Property and equipment, net	3,635			2,406
Property tax receivables	3,222			433
Other assets-5	9,899			11,672

Total non-interest-earning assets	18,716			14,881

Total assets	$756,924			$729,573

Interest-bearing liabilities:
Certificate of Deposits-6	$505,937	$3,990	1.05%	501,348	$3,533	0.94%
Money Market Deposits-6	47,069	98	0.28	32,212	61	0.25
Long-term borrowings-6	—	—	—	—	53	-

Total interest-bearing liabilities	553,006	4,088	0.98	533,560	3,647	0.91

Non-interest-bearing liabilities:
Sales and property taxes payable	4,893			2,565
Accounts payable and accrued expenses	6,811			8,063
Net deferred income tax liability	17,524			18,347

Total non-interest-bearing liabilities	29,228			28,975

Total liabilities	582,234			562,535

Stockholders’ equity	174,690			167,038

Total liabilities and stockholders’ equity	$756,924			$729,573

Net interest income		$45,577			$46,535
Interest rate spread-7			7.99%			8.45%
Net interest margin-8			8.23%			8.68%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.49%			133.95%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
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

	Nine Months Ended September 30, 2015 Compared To
	Nine Months Ended September 30, 2014
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(13)	$-	$(13)
Time Deposits	38	-	38
Securities available for sale	5	(33)	(28)
Net investment in leases	2,454	(3,148)	(694)
Loans receivable	28	152	180
Total interest income	1,621	(2,138)	(517)

Interest expense:
Certificate of Deposits	33	424	457
Money Market Deposits	30	7	37
Long-term borrowings	(53)	-	(53)
Total interest expense	136	305	441

Net interest income	1,500	(2,458)	(958)

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the nine-month periods ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)

Interest income	$49,665	$50,182

Fee income	11,762	11,016

Interest and fee income	61,427	61,198

Interest expense	4,087	3,647

Net interest and fee income	$57,340	$57,551

Average total finance receivables(1)	$630,073	$599,208

Percent of average total finance receivables:

Interest income	10.51%	11.17%

Fee income	2.49	2.45

Interest and fee income	13.00	13.62

Interest expense	0.86	0.81

Net interest and fee margin	12.14%	12.81%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $0.3 million, or 0.5%, to $57.3 million for the nine month periods ended September 30, 2015 from $57.6 million for the nine month periods ended September 30, 2014. The annualized net interest and fee margin decreased 67 basis points to 12.14% in the nine-month period ended September 30, 2015 from 12.81% for the same period in 2014.

Interest income, net of amortized initial direct costs and fees, decreased $0.5 million, or 1.0%, to $49.7 million for the nine-month period ended September 30, 2015 from $50.2 million for the nine-month period ended September 30, 2014. The decrease in interest income was principally due to a decrease in average yield of 66 basis points partially offset by a 5.2% increase in average total finance receivables, which increased $30.9 million to $630.1 million at September 30, 2015 from $599.2 million at September 30, 2014. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated decreased 20 basis points to 11.03% for the nine-month period ended September 30, 2015, compared to 11.23% for the nine-month period ended September 30, 2014.

Fee income increased $0.8 million to $11.8 million for the nine-month period ended September 30, 2015, compared to $11.0 million for the nine-month period ended September 30, 2014. Fee income included approximately $2.9 million of net residual income for the nine-month period ended September 30, 2015 and $2.2 million for the nine-month period ended September 30, 2014.

Fee income also included approximately $7.1 million in late fee income for the nine-month period ended September 30, 2015, which decreased 1.4% from $7.2 million for the nine-month period ended September 30, 2014.

Fee income, as an annualized percentage of average total finance receivables, increased 4 basis points to 2.49% for the nine-month period ended September 30, 2015 from 2.45% for the nine-month period ended September 30, 2014. Late fees remained the largest component of fee income at 1.50% as an annualized percentage of average total finance receivables for the nine-month period ended September 30, 2015, compared to 1.59% for the nine-month period ended September 30, 2014. As an annualized percentage of average total finance receivables, net residual income was 0.62% for the nine-month period ended September 30, 2015, compared to 0.49% for the nine-month period ended September 30, 2014.

Interest expense increased $0.5 million to $4.1 million, or 0.98% as an annualized percentage of average deposits for, the nine-month period ended September 30, 2015, from $3.6 million, or 0.91% as an annualized percentage of average deposits, for the nine-month period ended September 30, 2014. The increase was primarily due to an increase in deposits and higher rates year over year. The average balance of deposits was $553.0 million and $533.6 million for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively. Interest expense, as an annualized percentage of average total finance receivables, increased 5 basis points to 0.86% for the nine-month period ended September 30, 2015, from 0.81% for the same period in 2014.

There were no borrowings outstanding for each of the nine months ended September 30, 2015, and September 30, 2014.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September 30, 2015, brokered certificates of deposit represented approximately 55% of total deposits, while approximately 37% of total deposits were obtained from direct channels, and 8% were in the brokered MMDA Product.

Insurance income. Insurance income increased $0.3 million to $4.3 million for the nine-month period ended September 30, 2015 from $4.0 million for the nine-month period ended September 30, 2014, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $1.3 million and $1.2 million for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively. Other income includes various administrative transaction fees and fees received from lease syndications.

Salaries and benefits expense. Salaries and benefits expense increased $1.3 million, or 6.5%, to $21.3 million for the nine months ended September 30, 2015 from $20.0 million for the same period in 2014. The increase was primarily due to $0.3 million of salary and benefit expense associated with the separation agreement related to the departure of the Company’s Chief Financial Officer and an increase in total personnel. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.51% for the nine-month period ended September 30, 2015 compared with 4.44% for the same period in 2014.

Total personnel increased to 307 at September 30, 2015 from 279 at September 30, 2014.

General and administrative expense. General and administrative expense increased $0.8 million, or 6.7%, to $12.8 million for the nine months ended September 30, 2015 from $12.0 million for the same period in 2014. General and administrative expense as an annualized percentage of average total finance receivables was 2.70% for the nine-month period ended September 30, 2015, compared to 2.66% for the nine-month period ended September 30, 2014. Selected major components of general and administrative expense for the nine-month period ended September 30, 2015 included $2.5 million of premises and occupancy expense, $1.0 million of audit and tax compliance expense, $1.4 million of data processing expense, $0.9 million of marketing expense, and $0.4 million of recruiting expense. In comparison, selected major components of general and administrative expense for the nine-month period ended September 30, 2014 included $2.1 million of premises and occupancy expense, $1.1 million of audit and tax compliance expense, $1.2 million of data processing expense, $0.8 million of marketing expense, and $0.2 million of recruiting expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.2 million for the nine months ended September 30, 2015, compared to $0.9 million for the same period in 2014.

Provision for credit losses. The provision for credit losses increased $0.9 million, or 13.6%, to $7.5 million for the nine-month period ended September 30, 2015 from $6.6 million for the same period in 2014, primarily due to growth in the portfolio and increased net charge-offs partially offset by lower period end delinquency ratios. Additional factors that have an impact on the provision for credit losses include the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles because they impact both the charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $7.5 million for the nine-month period ended September 30, 2015, compared to $6.7 million for the same period in 2014. The increase in net charge-offs was primarily due to portfolio growth, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.59% during the nine-month period ended September 30, 2015, from 1.48% for the same period in 2014. The allowance for credit losses increased to approximately $8.6 million at September 30, 2015, an increase of $0.1 million from $8.5 million at December 31, 2014.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $8.2 million was recorded for the nine-month period ended September 30, 2015, compared to an expense of $8.9 million for the same period in 2014. The change is primarily attributable to the change in pretax income recorded for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.6% for the nine-month period ended September 30, 2015, compared to 38.0% for the nine-month period ended September 30, 2014.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $29.8 million, or 4.7%, to $659.3 million at September 30, 2015 from $629.5 million at December 31, 2014. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for the borrowing facility as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three-and nine-month periods ended September 30, 2015 and September 30, 2014, and the year ended December 31, 2014:

		Three Months Ended		Nine Months Ended		Year Ended
		September 30,		September 30,		December 31,
		2015	2014	2015	2014	2014
		(Dollars in thousands)
Allowance for credit losses, beginning of period		$8,567	$7,725	$8,537	$8,467	$8,467

Charge-offs		(2,595)	(2,707)	(9,196)	(8,446)	(11,463)
Recoveries		630	647	1,705	1,788	2,417

Net charge-offs		(1,965)	(2,060)	(7,491)	(6,658)	(9,046)

Provision for credit losses		1,986	2,706	7,542	6,562	9,116

Allowance for credit losses, end of period	(1)	$8,588	$8,371	$8,588	$8,371	$8,537

Annualized net charge-offs to average total finance receivables	(2)	1.23%	1.36%	1.59%	1.48%	1.50%

Allowance for credit losses to total finance receivables, end of period	(2)	1.31%	1.36%	1.31%	1.36%	1.36%

Average total finance receivables	(2)	$641,020	$608,290	$630,073	$599,208	$602,923
Total finance receivables, end of period	(2)	$657,143	$616,916	$657,143	$616,916	$627,922

Delinquencies greater than 60 days past due		$3,186	$3,290	$3,186	$3,290	$3,602
Delinquencies greater than 60 days past due	(3)	0.43%	0.47%	0.43%	0.47%	0.51%
Allowance for credit losses to delinquent accounts greater than 60 days past due	(3)	269.55%	254.44%	269.55%	254.44%	237.01%

Non-accrual leases and loans, end of period		$1,684	$1,903	$1,684	$1,903	$1,742
Renegotiated leases and loans, end of period		$468	$1,130	$468	$1,130	$1,014
Accruing leases and loans past due 90 days or more		$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans	(4)	$23	$24	$110	$137	$173
Interest income excluded on non-accrual leases and loans	(5)	$22	$28	$33	$32	$34

(1)	At September 30, 2015 the allowance for credit losses allocated to loans was $0.1 million. At December 31, 2014 and September 30, 2014, there was no allowance for credit losses allocated to loans.
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

Net charge-offs for the three months ended September 30, 2015 were $2.0 million (1.23% of average total finance receivables on an annualized basis), compared to $2.9 million (1.84% of average total finance receivables on an annualized basis) for the three months ended June 30, 2015 and $2.1 million (1.36% of average total finance receivables on an annualized basis) for the three months ended September 30, 2014. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

Net charge-offs for the nine-month period ended September 30, 2015 were $7.5 million (1.59% of average total finance receivables on an annualized basis), compared to $6.7 million (1.48% of average total finance receivables on an annualized basis) for the nine-month period ended September 30, 2014. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as discussed above.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.43% at September 30, 2015 and 0.51% at December 31, 2014, compared to 0.47% at September 30, 2014. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of September 30, 2015, approximately 67% of our leases were one dollar purchase option leases, 32% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of September 30, 2015, there were $27.5 million of residual assets retained on our Consolidated Balance Sheet, of which $22.9 million, or 83.1%, were related to copiers. As of December 31, 2014, there were $27.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.0 million, or 80.2%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of September 30, 2015 and December 31, 2014. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $1.0 million and $0.9 million of net residual income for the three-month periods ended September 30, 2015 and September 30, 2014, respectively. Fee income included approximately $2.9 million and $2.2 million of net residual income for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

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

We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.1 million for each of the three-month periods ended September 30, 2015 and September 30, 2014. Renewal income net of depreciation totaled approximately $3.2 million and $3.4 million for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

For the three months ended September 30, 2015, the net loss on residual values disposed at end of term totaled $0.1 million, compared to a net loss of $0.2 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the net loss on residual values disposed at end of term totaled $0.3 million, compared to a net loss of $1.2 million for the nine months ended September 30, 2014. The primary driver of the changes was a shift in the mix of the amounts, types and age of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

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

On October 9, 2009, Marlin Business Services Corp.’s affiliate, Marlin’s Receivables Corp. (“MRC”), closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. On April 8, 2015, the facility was amended to change the amount under the loan facility from $75.0 million to $50.0 million. On July 6, 2015 the facility was amended to change the commitment termination date of the facility from July 7, 2015 to October 7, 2015. On October 6, 2015, the facility was further amended to change the commitment termination date of the facility from October 7, 2015 to February 4, 2016.

As previously disclosed, the Company declared a dividend of $0.14 per share on July 30, 2015. The quarterly dividend was paid on August 24, 2015 to shareholders of record on the close of business on August 14, 2015, which resulted in a dividend payment of approximately $1.8 million. It represented the Company’s sixteenth consecutive quarterly cash dividend.

As previously disclosed, in addition to the Company’s regular quarterly dividend, the Company’s Board of Directors declared a special cash dividend of $2.00 per share on September 14, 2015. The special dividend was paid on October 5, 2015 to shareholders of record on the close of business on September 24, 2015, which resulted in a dividend payment of approximately $25.5 million. The Company’s Board of Directors does not expect the special dividend to affect the payment of the regular quarterly dividends, which remain subject to Board approval.

At September 30, 2015, we had approximately $73.0 million of available borrowing capacity from our borrowing facility and a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $105.2 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 3.83 to 1 at September 30, 2015 and 3.16 to 1 at December 31, 2014.

Net cash used in investing activities was $46.5 million for the nine-month period ended September 30, 2015, compared to net cash used in investing activities of $30.2 million for the nine-month period ended September 30, 2014. Investing activities primarily relate to leasing activities.

Net cash provided by financing activities was $17.8 million for the nine-month period ended September 30, 2015, compared to net cash provided by financing activities of $22.2 million for the nine-month period ended September 30, 2014. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $23.3 million for the nine-month period ended September 30, 2015, compared to net cash provided by operating activities of $26.5 million for the nine-month period ended September 30, 2014.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using FDIC- insured deposits issued through MBB and, to a much lesser extent, advances under our long-term bank facility. Total cash and cash equivalents available as of September 30, 2015 totaled $105.2 million, compared to $110.7 million at December 31, 2014.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of September 30, 2015 totaled $7.4 million. The Company did not have any time deposits as of December 31, 2014.

Restricted Interest-earning Deposits with Banks. As of September 30, 2015, we also had $0.4 million of cash that was classified as restricted interest-earning deposits with banks, compared to $0.7 million at December 31, 2014. Restricted interest-earning deposits with banks consist primarily of trust accounts related to our secured debt facility.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at September 30, 2015 and December 31, 2014. Information pertaining to our borrowing facilities is as follows:

	For the Nine Months Ended September 30, 2015				As of September 30, 2015
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate (2)	Amount Outstanding	Weighted Average Rate (2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$23,000	$—	$—	— %	$—	— %	$23,000
Long-term loan facilities	50,000	—	—	— %	—	— %	50,000

	$73,000		$—	— %	$—	— %	$73,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2015, MBB had $29.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $23.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $29.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $32.5 million of net investment in leases pledged at September 30, 2015.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s affiliate, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. As previously disclosed, on April 8, 2015, the facility was amended to change the amount under the loan facility from $75.0 million to $50.0 million. On July 6, 2015 the facility was amended to change the commitment termination date of the facility from July 7, 2015 to October 7, 2015. On October 6, 2015, the facility was further amended to change the commitment termination date of the facility from October 7, 2015 to February 4, 2016. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the commitment termination date of the facility. There was no amount outstanding under the facility at September 30, 2015.

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

Some of the critical financial and credit quality covenants under our borrowing arrangement as of September 30, 2015 include:

	Actual(1)	Requirement

Debt-to-equity ratio maximum	3.83 to 1	5.5 to 1

Maximum servicer senior leverage ratio	0 to 1	5.0 to 1

Maximum portfolio delinquency ratio	0.43%	3.50%

Maximum gross charge-off ratio	1.93%	7.00%

(1)    Calculations are based on specific contractual definitions and subsidiaries per the debt agreement, which may differ from ratios or amounts presented elsewhere in this document.

As of September 30, 2015, the Company was in compliance with the provisions of its secured borrowing arrangement.

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

At September 30, 2015, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 16.81%, 17.47%, 17.47% and 18.71%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At September 30, 2015, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 19.72%, 21.54%, 21.54% and 22.76%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at September 30, 2015 was $118.8 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. Following the expiration of MBB’s three-year de novo period, the Company provided MBB with additional capital to support growth of $25 million in 2011, $10 million in 2012, and $10 million in 2013. Additional capital was not required from the Company in 2014 and 2015 as MBB is able to support future growth.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to September 30, 2015

The Company declared a dividend of $0.14 per share on November 2, 2015. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.8 million, is scheduled to be paid on November 23, 2015 to shareholders of record on the close of business on November 12, 2015. It represents the Company’s seventeenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On October 6, 2015, the Company’s affiliate, Marlin Receivables Corp. (“MRC”), amended its $50.0 million borrowing facility. The amendment changed the commitment termination date of the facility from October 7, 2015 to February 4, 2016.

As previously disclosed in the Company’s Form 8-K filed on October 20, 2015, the Company announced that Daniel P. Dyer retired from his position as Chief Executive Officer and director of Marlin Business Services Corp. on October 20, 2015. Edward J. Siciliano, Executive Vice President and Chief Sales Officer, has been named interim Chief Executive Officer, effective October 20, 2015, and will serve in that role while the Board of Directors conducts a search for a permanent Chief Executive Officer. In connection with his retirement, the Company and Mr. Dyer entered into a separation agreement dated October 20, 2015. The Company anticipates a fourth quarter 2015 after-tax charge of approximately $1.7 million due to a cash severance payment and vesting of outstanding restricted equity awards as defined by the separation agreement.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of September 30, 2015 were as follows:

	Contractual Obligations as of September 30, 2015
Period Ending December 31,	Certificates of Deposits(1)	Contractual Interest Payments(2)	Operating Leases	Leased Facilities	Capital Leases	Total
	(Dollars in thousands)
2015	$53,096	$1,334	$1	$384	$25	$54,840
2016	214,478	4,350	4	1,539	102	220,473
2017	153,729	2,595	4	1,529	77	157,934
2018	67,421	1,272	4	1,474	—	70,171
2019	31,647	395	4	1,437	—	33,483
Thereafter	10,494	54	1	688	—	11,237

Total	$530,865	$10,000	$18	$7,051	$204	$548,138

(1)	Money market deposit accounts are not included. As of September 30, 2015, money market deposit accounts totaled $48.8 million.
(2)	Includes interest on certificates of deposits and borrowings. Interest on the variable-rate long-term loan facility is assumed at the September 30, 2015 rate for the remaining term.

There were no off-balance sheet arrangements requiring disclosure at September 30, 2015.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date for ASU 2014-09, Revenue from Contracts with Customers. The amendments in this Update defer the effective date of Update 2014-09 by one year. The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information appearing in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Interest Rate Risk and Sensitivity” under Item 2 of Part I of this Form 10-Q is incorporated herein by reference.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On November 2, 2007, the Company’s Board of Directors approved the 2007 Repurchase Plan, under which, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock. On July 29, 2014, the Company’s Board of Directors approved the 2014 Repurchase Plan to replace the 2007 Repurchase Plan. Under the 2014 Repurchase Plan, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2015.

	Number of Shares Purchased(2)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Time Period
July 1, 2015 to
July 31, 2015	13,658	$16.75	13,658	$9,201,236
August 1, 2015 to
August 31, 2015	-	$-	-	$9,201,236
September 1, 2015 to
September 30, 2015	182,538	$15.57	182,538	$6,359,323

Total for the quarter ended
September 30, 2015	196,196	$15.65	196,196	$6,359,323

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
(2)

On November 2, 2007, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock. On July 29, 2014, the Company’s Board of Directors approved a new stock repurchase plan to repurchase up to $15 million in value of its outstanding shares of common stock.

In addition to the repurchases described above, pursuant to the 2014 Equity Plan, participants may have shares withheld to cover income taxes. There were 781 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Plan during the three-month period ended September 30, 2015, at an average cost of $ 16.05 per share. At September 30, 2015, the Company had $6.4 million remaining in the 2014 Repurchase Plan.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.      Other Information

None

 Item 6.      Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1

Fifth Amendment, dated as of July 6, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC). (3)

10.2	Employment Offer Letter between W. Taylor Kamp and Marlin Business Services Corp. dated as of August 3, 2015
31.1	Certification of the Interim Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
32.1

Certification of the Interim Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003 and incorporated by reference herein.
(3)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K, filed on July 6, 2015 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARLIN BUSINESS SERVICES CORP.

(Registrant)

	By:	/s/ Edward J. Siciliano	Interim Chief Executive Officer
		Edward J. Siciliano	(Interim Chief Executive Officer)

	By:	/s/ W. Taylor Kamp
		W. Taylor Kamp	Chief Financial Officer & Senior Vice
President
(Principal Financial Officer)

Date: November 3, 2015