Form 10-K
period 2015-12-31
MARLIN BUSINESS SERVICES CORP
filed 2016-03-04
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ Global Select Market was approximately $157,523,279 as of June 30, 2015. Shares of common stock held by each executive officer and director and persons known to us who beneficially own 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 19, 2016 was 12,492,262 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

FORM 10-K

PART I

Item 1.	Business

Overview

We are a nationwide provider of equipment financing solutions primarily to small and mid-sized businesses. We finance over 100 categories of common-use commercial equipment important to the typical small and mid-sized business customer, including copiers, computers and software, security systems, telecommunications equipment and certain commercial and industrial equipment. Our average original lease transaction was approximately $14,000 at December 31, 2015, and we typically do not exceed $250,000 for any single lease transaction. This segment of the equipment leasing market is commonly known in the industry as the small-ticket segment. We access our end user customers primarily through origination sources comprised of our existing network of over 12,300 independent commercial equipment dealers, various national account programs and, to a much lesser extent, through direct solicitation of our end user customers and through relationships with select lease brokers. We use both a highly efficient telephonic direct sales model and, for strategic larger accounts, outside sales executives to market to our origination sources. Through these origination sources, we are able to deliver convenient and flexible equipment financing to our end user customers. Our typical financing transaction involves a non-cancelable, full-payout lease with payments sufficient to recover the purchase price of the underlying equipment plus an expected profit. As of December 31, 2015, we serviced approximately 82,000 active equipment leases having a total original equipment cost of $1.2 billion for approximately 68,000 small and mid-sized business customers.

The small-ticket equipment leasing market is highly fragmented. We estimate that there are more than 100,000 independent commercial equipment dealers who sell the types of equipment we finance. We focus primarily on the segment of the market comprised of the small and mid-size independent equipment dealers. We believe this segment is underserved because: (1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to equipment manufacturers and larger distributors, rather than to independent equipment dealers; and (2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service these equipment dealers on high volume, low-balance transactions. We focus on establishing our relationships with independent equipment dealers to meet their need for high-quality, convenient point-of-sale lease financing programs. We have the capabilities and expertise to service large national accounts through our National Accounts Finance Group which provides dedicated resources focused on exemplary service levels for select national accounts. We provide equipment dealers with the ability to offer our lease financing and related services to their customers as an integrated part of their selling process, providing them with the opportunity to increase their sales and provide better customer service. We believe our personalized service approach appeals to the independent equipment dealer by providing each dealer with a single point of contact to access our flexible lease programs, obtain rapid credit decisions and receive prompt payment of the equipment cost. Our fully integrated account origination platform enables us to solicit, process and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2015, we have processed approximately 973,000 lease applications and originated over 409,000 new leases.

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

Competitive Strengths

We believe several characteristics may distinguish us from our competitors, including the following:

Multiple Sales Origination Channels. We use multiple sales origination channels to penetrate effectively the highly diversified and fragmented small-ticket equipment leasing market. Our direct origination channels, which account for approximately 93% of the active lease contracts in our portfolio, involve: (1) establishing relationships with independent equipment dealers; (2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and (3) soliciting our existing end user customer base for repeat business. Our indirect origination channels account for approximately 7% of the active lease contracts in our portfolio and consist of our relationships with brokers and certain equipment dealers who refer transactions to us for a fee or sell leases to us that they originate. Indirect business represented 8% of 2015 originations, while direct business represented 92%.

Highly Effective Account Origination Platform. Our telephonic direct marketing platform and our strategic use of outside sales account executives offer origination sources a high level of personalized service through our team of 136 sales account executives, each of whom acts as the single point of contact for his or her origination sources. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

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

Portfolio Diversification. As of December 31, 2015, no single end user customer accounted for more than 0.07% of our portfolio balance and leases from our largest origination source accounted for only 1.08% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (13%), Florida (10%) and Texas (9%).

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

Access to Multiple Funding Sources. We have established and maintained diversified funding sources, with a facility sponsored by a national credit provider and with our wholly-owned subsidiary, MBB. MBB is currently our primary funding source through the issuance of fixed and variable rate FDIC-insured deposits raised nationally through various deposit brokers and direct deposit relationships. Our proven ability to access funding consistently at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business. (See Liquidity and Capital Resources in Item 7).

Experienced Management Team. Our executive officers have an average of more than 20 years of experience in financial services. As we have grown, we have expanded the management team with a group of successful, seasoned executives.

Disciplined Growth Strategy

Our primary objective is to enhance our current position as a provider of equipment financing to small and mid-sized businesses by pursuing a strategy focused primarily on organic growth initiatives while actively managing credit risk. We seek to maintain consistent credit quality standards while continuing to pursue strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease and loan customers. We also target strategies to further penetrate our existing origination sources.

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

Our origination process begins with our database of thousands of origination source prospects located throughout the United States. We develop and continually update this database by purchasing marketing data from third parties, such as Dun & Bradstreet, Inc., by joining industry organizations and by attending equipment trade shows. The prospects in our database are systematically distributed to our sales force for solicitation and further data collection. Sales account executives access prospect information and related marketing data through our contact management software. This contact management software enables the sales account executives to sort their origination sources and prospects by any data field captured, schedule calling campaigns, fax marketing materials, send e-mails, produce correspondence and documents, manage their time and calendar, track activity, recycle leads and review management reports.

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

•	ability to submit applications via fax, phone, Internet, mail or e-mail;

•	credit decisions generally within two hours;

•	one-page, plain-English form of lease for transactions up to $100,000;

•	overnight or ACH funding to the origination source once all lease and loan origination conditions are satisfied;

•	value-added services, such as application and portfolio reporting, marketing support and sales training on the benefits of financing;

•	on-site or telephonic training of the equipment dealer’s sales force on leasing as a sales tool; and

•	custom leases and loan programs.

Of our 314 total employees as of December 31, 2015, we employed 136 sales account executives, each of whom receives a base salary and earns commissions based on his or her lease and loan originations. We also have six employees dedicated to marketing as of December 31, 2015.

Sales Origination Channels. We primarily use direct sales origination channels to penetrate effectively a multitude of origination sources in the highly diversified and fragmented small-ticket equipment leasing market. All inside sales account executives use our telephonic direct marketing sales model to solicit these origination sources and end user customers.

Direct Channels. Our direct sales origination channels, which account for approximately 93% of the active lease contracts in our portfolio, involve:

•	Independent Equipment Dealer Solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $10.0 million in annual revenues and fewer than 50 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

•	Major and National Accounts. This channel focuses on two specific areas of development: (i) national equipment manufacturers and distributors, where we seek to leverage their endorsements to become the preferred lease financing source for their independent dealers, and (ii) major accounts (larger independent dealers, distributors and manufacturers) with a consistent flow of business that need a specialized marketing and sales platform to convert more sales using a leasing option.

•	End User Customer Solicitations. This channel focuses primarily on soliciting our existing portfolio of approximately 68,000 end user customers for additional equipment leasing or financing opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including (i) retained credit information; (ii) consistent payment histories; and (iii) a demonstrated propensity to finance their equipment.

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

Product Offerings

Equipment Leases. The types of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. Our leases provide for non-cancelable rental payments due during the initial lease term. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 60 months. At December 31, 2015, the average original term of the leases in our portfolio was approximately 47 months, and we had personal guarantees on approximately 34% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

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

Property Insurance on Leased Equipment. Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as the loss payee under that policy. At December 31, 2015, approximately 54% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third-party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

In May 2000, we established AssuranceOne, our Bermuda-based, wholly-owned captive insurance subsidiary which enables us to reinsure the property insurance coverage for the equipment financed by MLC and MBB for our end user customers,. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less claims, premium tax and a ceding fee based on a percentage of annual net premiums written. The reinsurance contract is scheduled to expire in May 2018. On January 27, 2010, pursuant to an application filed with the Bermuda Monetary Authority, AssuranceOne changed from a Class 1 insurer to a Class 3 insurer under the Bermuda Insurance Act of 1978, as amended. As a Class 3 insurer, AssuranceOne is permitted to collect up to 50% of its premiums in connection with insurance coverage on equipment unrelated to the Company, meaning that, through AssuranceOne, we may offer an insurance product to cover equipment not otherwise financed through the Company. During the year ended December 31, 2015, of our total insurance income of $5.9 million, no income was recognized in connection with our insurance product covering equipment not financed through the Company.

Funding Stream: Small Business Loans. During the first quarter of 2015, the Company launched Funding Stream, a new, flexible loan program of MBB. Funding Stream is tailored to the small business market to provide customers a convenient, hassle-free alternative to traditional lenders and access to capital to help grow their businesses. As of December 31, 2015, the Company had approximately $4.9 million of book value of small business loans on the balance sheet. Generally, these loans range from $5,000 to $100,000, have flexible 6 to 24 month terms, and have automated daily payback. Small business owners can apply online, in ten minutes or less, on Fundingstream.com. Approved borrowers can receive funds in as little as two days.

Portfolio Overview

At December 31, 2015, we had approximately 82,000 active leases in our portfolio, representing aggregate minimum lease payments receivable of $761.7 million. With respect to our portfolio at December 31, 2015:

•	the average original lease transaction was approximately $14,000 , with an average remaining balance of approximately $9,000 ;

•	the average original lease term was approximately 47 months;

•	our active leases were spread among approximately 68,000 different end user customers, with the largest single end user customer accounting for only 0.07% of the aggregate minimum lease payments receivable;

•	over 79.2% of the aggregate minimum lease payments receivable were with end user customers who had been in business for more than five years;

•	the portfolio was spread among 12,386 origination sources, with the largest source accounting for only 1.08% of the aggregate minimum lease payments receivable, and our 10 largest origination sources accounting for only 8.5% of the aggregate minimum lease payments receivable;

•	there were over 100 different equipment categories financed, with the largest categories set forth as follows, as a percentage of the December 31, 2015 aggregate minimum lease payments receivable:

Equipment Category	Percentage
Copiers	25.64%
Commercial & Industrial	6.42%
Computer software	4.91%
Restaurant	4.13%
Telecommunications Equipment	3.28%
Computers	3.13%
Closed Circuit TV security systems	2.51%
Cash registers	2.30%
Security systems	2.27%
Dishmachines	2.01%
Auto Equipment	1.90%
All others (none more than 1.84%)	41.50%

•	we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2015 aggregate minimum lease payments receivable:

State	Percentage
California	12.50%
Florida	9.91%
Texas	9.23%
New York	7.49%
New Jersey	5.27%
Georgia	4.51%
Pennsylvania	4.50%
North Carolina	3.14%
Illinois	2.99%
Massachusetts	2.71%
Ohio	2.52%
Virginia	2.50%
All others (none more than 2.42%)	32.73%

Information Management

A critical element of our business operations is our ability to collect detailed information on our origination sources and end user customers at all stages of a financing transaction and to manage that information effectively so that it can be used across all aspects of our business. Our information management system integrates a number of technologies to optimize our sales origination, credit, collection and account servicing functions. Applications used across our business include:

•	a customer relationship management system that: (1) summarizes vital information on our prospects, origination sources, competitors and end user customers compiled from third-party data, trade associations, manufacturers, transaction information and data collected through the sales solicitation process; and (2) produces detailed reports using a variety of data fields to evaluate the performance and effectiveness of our sales account executives;

•	a call management reporting system that systematically analyzes call activity patterns to improve inbound and outbound calling campaigns for originations, collections and customer service;

•	a data warehouse that aggregates data from origination, sales, credit and servicing attributes based on the performance and preferences of our origination sources and end user customers. Organization leaders have direct access to monitor origination sources, trends, exposure, portfolio concentration and other key performance indicators;

•	an originations processing system that allows the organization to:

•	manage departmental tasks attributed to the full life cycle of an application;

•	automatically aggregate credit attributes from third party data sources;

•	automatically approve and reject applications which qualify under certain guidelines; and

•	allows for the automated submission of applications to syndication partners.

•	a servicing software platform that facilitates:

•	contract maintenance;

•	delinquency management and collections; and

•	Payment assessment and processing.

•	predictive auto dialer technology that is used primarily in the collection processes to improve the efficiencies by which these groups make their thousands of daily phone calls;

•	imaging technology that enables our employees to retrieve at their desktops all documents evidencing a lease transaction, thereby further improving our operating efficiencies and service levels;

•	an integrated voice response unit that enables our end user customers the opportunity to obtain quickly and efficiently certain information from us about their accounts; and

•	a web-based, hosted transactional system for our dealer and end user community that provides several business critical functions including:

•	application entry and tracking;

•	real-time notification for application approvals;

•	portfolio management;

•	on-line retrieval of the approval package;

•	operational metrics; and

•	invoice presentment and bill payment.

•	eLink – An Application Programming Interface (API) that gives commercial equipment vendors the ability to integrate financing options directly into their ecommerce sales platform.

Our information technology platform infrastructure is industry standard and fully scalable to support future growth. Our systems are backed up to an off-site storage provider after each business day. In addition, we have contracted with a third party for disaster recovery services.

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Credit analysts are located in our New Jersey corporate office and at MBB’s office in Salt Lake City, Utah. At December 31, 2015 we had a total of 22 credit analysts, each with an average of approximately 12 years of experience. Each credit analyst’s performance is measured monthly against a discrete set of performance variables, including decision turnaround time, performance metrics and adherence to our underwriting policies and procedures.

Our typical financing transaction involves three parties: the origination source, the end user customer and us. The key elements of our comprehensive credit underwriting process include the qualification and ongoing review of origination sources, the performance of due diligence procedures on each end user customer and the monitoring of overall portfolio trends and underwriting standards.

Qualification and Ongoing Review of Origination Sources. Each origination source is reviewed and qualified by the credit analyst. The origination source’s credit information and references are reviewed as part of the qualification process. Over time, our database has captured credit profiles on thousands of origination sources. We regularly track all applications and lease and loan originations by source, assessing whether the origination source has a high application decline rate and analyzing the delinquency rates on the leases and loans originated through that source. Any unusual situations that arise involving the origination source are noted in the source’s file. Each origination source is reviewed on a regular basis using portfolio performance statistics as well as any other information noted in the source’s file. We will place an origination source on watch status if its portfolio performance statistics are consistently below our expectations. If the origination source’s statistics do not improve in a timely manner, we often stop accepting applications from that origination source.

End User Customer Review. Each end user customer’s application is reviewed using our customized acquisition scorecards along with our rules-based set of underwriting guidelines that focus on predictive commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on proven best practices and its experience in extending credit to small and mid-sized businesses. The guidelines are reviewed and revised as necessary by our Credit Committee, which is comprised of our Interim Chief Executive Officer, Vice President of Portfolio Management, President of MBB and Chief Lending Officer of MBB. Our underwriting guidelines require a thorough credit investigation of the end user customer. The guidelines may also include an analysis of the personal credit of the owner, who may guarantee the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

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

Since mid-2009, we have been using proprietary, customized acquisition scorecards for use in our credit decisioning process based on our database of historical information. The scorecards are tested and validated on an ongoing basis by credit and non-credit subject matter experts both inside and outside the organization. The scorecards’ key attributes and mathematical computations are periodically modified. The scorecards enable us to increase efficiencies and consistency in the credit decisioning process. In 2015, approximately 40% of credit decisions made on new applications have been made using the scorecards.

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

Our internal credit surveillance and internal audit teams are responsible for monitoring to ensure that the credit department adheres to all underwriting guidelines. The examinations conducted by these departments are designed to monitor our origination sources, the appropriateness of exceptions to our underwriting guidelines and documentation quality. Management reports are regularly generated by these departments detailing the results of these surveillance and audit activities.

Account Servicing

We service the leases we originate. Account servicing involves a variety of functions performed by numerous work groups, including:

•	entering the lease into our accounting and billing system;

•	preparing the invoice information;

•	generally, filing Uniform Commercial Code financing statements on leases in excess of $50,000;

•	paying the equipment dealers for leased equipment and services;

•	billing, collecting and remitting sales, use and property taxes to the taxing jurisdictions;

•	assuring compliance with insurance requirements; and

•	providing customer service to the leasing customers.

Our integrated lease processing and accounting systems automate many of the functions associated with servicing high volumes of small-ticket leasing transactions.

Collection Process

Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and maximize post-default recovery dollars. Our collection strategy employs a delinquency bucket segmentation approach, where certain collectors are assigned to accounts based on their delinquency status. The collectors are individually accountable for their results and a meaningful portion of their compensation is based on the delinquency performance of their accounts. The delinquency bucket segmentation approach allows us to assign our more skilled collectors to the later-stage delinquent accounts.

Our collection activities typically begin with customer contact when a payment becomes five days past due and continue throughout the delinquency period. We utilize a predictive dialer that automates outbound telephone dialing. The dialer is primarily used to focus on and reduce the number of accounts that are between 10 and 30 days delinquent. A collection notice is normally sent once an account initially falls five days delinquent and then once an account reaches the 31- to 60-day delinquency stage, the 61- to 75-day delinquency stage, the 76- to 90-day delinquency stage and the over 90-day delinquency stage. Collectors input notes directly into our servicing system, enabling the collectors to monitor the status of problem accounts and promptly take any necessary actions. In addition, late charges are assessed when a leasing customer fails to remit payment on a lease by its due date. If the lease continues to be delinquent, we may exercise our remedies under the terms of the contract, including acceleration of the entire lease balance, litigation and/or repossession.

In addition, the collections department also focuses on collecting delinquent late fees, property taxes, and other outstanding amounts due under customers’ contracts.

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

Capital Adequacy. New capital adequacy standards adopted by the federal bank regulatory agencies established new minimum capital requirements for the Company and MBB effective on January 1, 2015. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). The new requirements include a 6% minimum Tier 1 risk-based ratio (8% to be considered well-capitalized). Tier 1 Capital consists of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles. The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for credit losses on loans and leases, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities. At December 31, 2015, the Company’s Tier 1 Capital and total capital ratios were 20.86% and 22.02%, respectively.

The new capital standards require a minimum Tier 1 leverage ratio of 4%. Previously certain banking organizations were allowed to maintain a Tier 1 leverage ratio of 3% if they met certain requirements. The capital requirements also now require a new common equity Tier 1 risk-based capital ratio with a required minimum of 4.5% (6.5% to be considered well-capitalized). The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. MBB is subject to similar capital standards. At December 31, 2015, the Company’s leverage and common equity ratios were 19.63% and 20.86%, respectively.

There is also a new required capital conservation buffer which is phased in from 2015 to 2019. When added to the minimum capital ratios and fully phased in, the capital conservation buffer will require banking organizations to hold an additional 2.5% of capital above the minimum requirements. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks and certain discretionary payments, such as bonus payments.

On July 2, 2013, the Federal Reserve Board approved a final rule to help ensure banking organizations maintain strong capital positions that will enable them to continue lending to creditworthy households and businesses even after unforeseen losses and during severe economic downturns. The final rule minimizes the burden on smaller, less complex financial institutions. It establishes an integrated regulatory capital framework that addresses shortcomings in capital requirements, particularly for larger, internationally active banking organizations, that became apparent during the recent financial crisis. The rule will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The final rule was effective January 1, 2014 and phased in over a multiple-year period, becoming fully effective on January 1, 2019.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. MBB’s Tier 1 Capital balance was $123.5 million at December 31, 2015, resulting in a Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and a total risk-based capital ratio of 16.90%, 17.54%, 17.54% and 18.71%, respectively, which exceeded the regulatory requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 18.71% at December 31, 2015 exceeded the threshold for well-capitalized status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

The federal banking agencies’ final regulatory capital rules, discussed above, also modify the above prompt corrective action requirements to add a common equity tier 1 risk-based ratio requirement, and increase certain other capital requirements for the various prompt corrective action thresholds. For example, the requirements for a bank to be considered well-capitalized under the rules are a 5.0% tier 1 leverage ratio, a 6.5% common equity tier 1 risk-based ratio, an 8.0% tier 1 risk-based capital ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0% and 8.0%, respectively. These changes took effect for the Company on January 1, 2015.

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

Employees

As of December 31, 2015, we employed 314 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

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

If we cannot obtain deposits or financing, we may be unable to fund our operations. Our business requires a substantial amount of cash to operate. Our cash requirements will increase if our lease and loan originations increase. We obtain a substantial amount of the cash required for operations through a variety of external funding sources, such as deposits raised by MBB and, to a lesser extent, borrowings under a long-term loan facility. A failure to access the deposits market, to renew and increase the funding available under our existing facility or to add new funding facilities could affect our ability to fund and originate new leases and loans.

Our ability to obtain continued access to the deposits market or to obtain a renewal of our lender’s commitment and new funding facilities is affected by a number of factors, including:

•	conditions in the market for FDIC-insured deposits;

•	restrictions and costs associated with banking industry regulation which could negatively impact MBB;

•	conditions in the long-term lending markets;

•	compliance of our leases and loans with the eligibility requirements established in connection with our long-term loan facility, including the level of lease and loan delinquencies and default; and

•	our ability to service the leases and loans.

We are and will continue to be dependent upon these funding sources to continue to originate leases and loans and to satisfy our other working capital needs. We may be unable to obtain additional financing on acceptable terms, or at all, as a result of prevailing interest rates or other factors at the time, including the presence of covenants or other restrictions under existing financing arrangements. If any or all of our funding sources become unavailable on acceptable terms or at all, we may not have access to the financing necessary to conduct our business, which would limit our ability to fund our operations. Our long-term loan facility matures on May 4, 2016. As a result, we may be unable to continue to access this facility after those dates. (See Liquidity and Capital Resources in Item 7). In the event we seek to obtain equity financing, our shareholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue such securities.

A merger or consolidation with another company in which we are not the surviving entity, likewise, is an event of default under our financing facility. The Company’s long-term loan facility contains acceleration clauses allowing the creditor to accelerate the scheduled maturities of the obligation under certain conditions that may not be objectively determinable (for example, “if a material adverse change occurs”). An event of default under the long-term loan facility could result in termination of further funds being made available. An event of default under our facility could result in an acceleration of amounts outstanding under the facility, foreclosure on all or a portion of the leases and loans financed by the facility and/or our removal as a servicer of the leases and loans financed by the facility. This would reduce our revenues from servicing and, by delaying any cash payment allowed to us under the financing facility until the lender has been paid in full, reduce our liquidity and cash flow.

If we inaccurately assess the creditworthiness of our end user customers, we may experience a higher number of lease and loan defaults, which may restrict our access to funding and reduce our earnings. We specialize in leasing equipment to small and mid-sized businesses. Small and mid-sized businesses may be more vulnerable than large businesses to economic downturns, as they typically depend on the management talents and efforts of one person or a small group of persons and often need substantial additional capital to expand or compete. Small and mid-sized business leases and loans, therefore, may entail a greater risk of delinquencies and defaults than leases and loans entered into with larger leasing customers. In addition, there is typically only limited publicly available financial and other information about small and mid-sized businesses and they often do not have audited financial statements. Accordingly, in making credit decisions, our underwriting guidelines rely upon the accuracy of information about these small and mid-sized businesses obtained from the small and mid-sized business owner and/or third-party sources, such as credit reporting agencies. If the information we obtain from small and mid-sized business owners and/or third-party sources is incorrect, our ability to make appropriate credit decisions will be impaired. If we inaccurately assess the creditworthiness of our end user customers, we may experience a higher number of lease and loan defaults and related decreases in our earnings.

An increase in delinquencies or lease and loan defaults could restrict our access to funding and could adversely affect our earnings. Defaulted leases and loans and certain delinquent leases and loans also do not qualify as collateral against which initial advances may be made under our funding facility. In addition, increasing rates of delinquencies or charge-offs could result in adverse changes in the structure and/or our cost of future financing. Any of these occurrences may cause us to experience reduced earnings.

Deteriorated economic or business conditions may lead to greater than anticipated lease and loan defaults and credit losses, which could limit our ability to obtain additional financing and reduce our operating income. Historically, the capital and credit markets have experienced periodic volatility and disruption. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength. Concerns over energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility for the economy and the capital and credit markets. In the event of extreme and prolonged market events, such as a global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Our operating income may be reduced by various economic factors and business conditions, including the level of economic activity in the markets in which we operate. Delinquencies and credit losses generally increase during economic slowdowns or recessions. Because we extend credit primarily to small and mid-sized businesses, many of our customers may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled lease and loan payments during these periods. Therefore, to the extent that economic activity or business conditions deteriorate, our delinquencies and credit losses may increase. Unfavorable economic conditions may also make it more difficult for us to maintain both our new lease and loan origination volume and the credit quality of new leases and loans at levels previously attained. Unfavorable economic conditions could also increase our funding costs or operating cost structure or limit our access to funding. Any of these events could reduce our operating income.

If losses from leases and loans exceed our allowance for credit losses, our operating income will be reduced or eliminated. In connection with our financing of leases, we record an allowance for credit losses to provide for estimated losses. Our allowance for credit losses is based on both qualitative and quantitative factors including, among other things, past collection experience, lease and loan delinquency data, industry data, economic conditions and our assessment of collection risks. Significant management judgment is required to determine the appropriate level of the allowance and, therefore, our determination of this allowance may prove to be inadequate to cover losses in connection with our portfolio of leases and loans. Factors that could lead to the inadequacy of our allowance may include our inability to manage collections effectively, unanticipated adverse changes in the economy or discrete events adversely affecting specific leasing customers, industries or geographic areas. Losses in excess of our allowance for credit losses would cause us to increase our provision for credit losses, reducing or eliminating our operating income.

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

Our financing sources impose covenants, restrictions and default provisions on us, which could lead to termination of our financing facility, acceleration of amounts outstanding under our financing facility and our removal as servicer. The legal agreement relating to our long-term loan facility contains numerous covenants, restrictions and default provisions relating to, among other things, maximum lease delinquency and default levels, a minimum net worth requirement, an interest coverage test and a maximum debt to equity ratio. A change in certain executive officers as described in the loan documents is an event of default under our long-term loan facility with Wells Fargo Capital Finance, unless we hire a replacement with skills and experience appropriate for performing the duties of the applicable positions within 120 days. On April 30, 2015, the Company announced the resignation of Lynne C. Wilson from her role as Senior Vice President and Chief Financial Officer, effective May 31, 2015. The change did not have a material adverse effect on our financing arrangement with Wells Fargo Capital Finance because we hired a replacement, effective August 4, 2015, with similar skills and experience. On October 20, 2015, the Company announced the retirement of Daniel P. Dyer from his role as Chief Executive Officer and director of Marlin Business Services Corp., effective October 20, 2015. This change did not have a material adverse effect on our financing arrangement with Wells Fargo Capital Finance because Mr. Dyer’s duties have been assumed by someone with similar skills and experience.

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

The financial crisis of 2008 and 2009 resulted in U.S. government and regulatory agencies placing increased focus and scrutiny on the financial services industry, which have subjected financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation continue to be introduced in Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates and financial product offerings and disclosures, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Such proposed changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to originate loans and leases, and may also result in the imposition of additional costs on us.

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

Further increase in the FDIC deposit insurance premium or required reserves may have a significant financial impact on us. The FDIC insures deposits at FDIC-insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the DIF. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

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

If we are unable to effectively execute our business strategy, we may suffer material operating losses. Our financial position, liquidity and results of operations depend on management’s ability to execute our business strategy and navigate through the ongoing challenging economic environment. Key factors involved in the execution of this strategy include achieving the desired volume of leases and loans of suitable yield and credit quality, effectively managing those leases and loans and obtaining appropriate funding. Accomplishing such a result on a cost-effective basis is largely a function of our marketing capabilities, our management of the leasing process, our credit underwriting guidelines, our ability to provide competent, attentive and efficient servicing to our origination sources and our end user customers, our ability to execute effective credit risk management and collection techniques, our access to financing sources on acceptable terms and our ability to attract and retain high quality employees in all areas of our business. Failure to manage effectively these and other factors related to our business strategy and our overall operations may cause us to suffer material operating losses.

If we cannot effectively compete within the equipment leasing industry, we may be unable to increase our revenues or maintain our current levels of operations. The business of small-ticket equipment leasing is highly fragmented and competitive. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases and loans with yields that are lower than those we use to price our leases and loans, potentially forcing us to decrease our yields or lose origination volume. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to establish more origination source and end user customer relationships and increase their market share. The barriers to entry are relatively low with respect to our business and, therefore, new competitors could enter the business of small-ticket equipment leasing at any time. The companies that typically provide financing for large-ticket or middle-market transactions could begin competing with us on small-ticket equipment leases. If this occurs, or we are unable to compete effectively with our competitors, we may be unable to sustain our operations at their current levels or generate revenue growth.

If we cannot maintain our relationships with origination sources, our ability to generate lease and loan transactions and related revenues may be significantly impeded. We have formed relationships with thousands of origination sources, comprised primarily of independent equipment dealers. We rely on these relationships to generate lease and loan applications and originations. Most of these relationships are not formalized in written agreements and those that are formalized by written agreements are typically terminable at will. Our typical relationship does not commit the origination source to provide a minimum number of lease and loan transactions to us nor does it require the origination source to direct all of its lease and loan transactions to us. The decision by a significant number of our origination sources to refer their leasing transactions to another company could impede our ability to generate lease and loan transactions and related revenues.

If interest rates change significantly, we may be subject to higher interest costs with respect to our funding sources, which may cause us to suffer material losses. Because we use bank deposits and a long-term loan facility to fund our leases, our margins could be reduced by an increase in interest rates. Each of our leases is structured so that the sum of all scheduled lease payments will equal the cost of the equipment to us, less the residual, plus a return on the amount of our investment. This return is known as the yield. The yield on our leases is fixed because the scheduled payments are fixed at the time of lease origination. When we originate or acquire leases, we base our pricing in part on the spread we expect to achieve between the yield on each lease and the effective interest rate we expect to pay when we finance the lease. To the extent that a lease is financed with variable-rate funding, increases in interest rates during the term of a lease could narrow or eliminate the spread, or result in a negative spread. A negative spread is an interest cost greater than the yield on the lease. Our funding facility has a variable rate based on the London Interbank Offered Rate (“LIBOR”). As a result, because our assets have a fixed interest rate, increases in LIBOR or our MMDA would negatively impact our earnings. If interest rates increase faster than we are able to adjust the pricing under our new leases and or loans, our net interest margin would be reduced. In addition, with respect to our fixed-rate deposits and borrowings, increases in interest rates could have the effect of increasing our costs on future transactions.

The departure of any of our key management personnel or our inability to hire suitable replacements for our management may result in defaults under our financing facility, which could restrict our ability to access funding and operate our business effectively. Our future success depends to a significant extent on the continued service of our senior management team. A change in certain executive officers as described in the loan documents is an event of default under our long-term loan facility with Wells Fargo Capital Finance, unless we hire a replacement with skills and experience appropriate for performing the duties of the applicable positions within 120 days. On April 30, 2015, the Company announced the resignation of Lynne C. Wilson from her role as Senior Vice President and Chief Financial Officer, effective May 31, 2015. The change did not have a material adverse effect on our financing arrangement with Wells Fargo Capital Finance because we hired a replacement, effective August 4, 2015, with similar skills and experience. On October 20, 2015, the Company announced the retirement of Daniel P. Dyer from his role as Chief Executive Officer and director of Marlin Business Services Corp., effective October 20, 2015. This change did not have a material adverse effect on our financing arrangement with Wells Fargo Capital Finance because Mr. Dyer’s duties have been assumed by someone with similar skills and experience.

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

Our quarterly operating results may fluctuate significantly. Our operating results may differ from quarter to quarter, and these differences may be significant. Factors that may cause these differences include: changes in the volume of lease and loan applications, approvals and originations; changes in interest rates; the availability and cost of capital and funding; the degree of competition we face; the levels of charge-offs we incur; changes in the regulatory environment; general economic conditions; and other factors.

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

Future sales of our common stock by a certain large shareholder could adversely affect the market price of our common stock. A substantial number of shares of our common stock could be sold into the public market pursuant to a shelf registration statement on Form S-3 (No. 333-128329) that became effective on December 19, 2005. As of December 29, 2015, this large shareholder owned 2,976,925 shares of our common stock. The sale of all or a portion of these shares into the public market, or the perception that such a sale could occur, could adversely affect the market price of our common stock.

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

At December 31, 2015, we operated from eight leased facilities including our executive office facility, a Philadelphia office facility, the branch offices and the headquarters of MBB. Our Mount Laurel, New Jersey executive offices are housed in a leased facility of approximately 50,000 square feet under a lease that expires in May 2020. We also lease 3,524 square feet of office space in Philadelphia, Pennsylvania, where we perform our lease recording and acceptance functions. Our Philadelphia lease expires in October 31, 2017. In addition, we have a regional office in Johns Creek, Georgia (a suburb of Atlanta). Our Georgia office is 3,085 square feet and the lease expires in June 2019. The headquarters of MBB in Salt Lake City is 4,399 square feet and the lease expires in December 2020. We also lease office space in Portsmouth, New Hampshire; Highlands Ranch, Colorado; Aurora, Colorado; and Denver, Colorado on a month-to-month basis.

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

	2015			2014
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$21.20	$16.05	$0.125	$29.23	$20.81	$0.11
Second Quarter	$20.59	$16.88	$0.125	$21.51	$17.17	$0.11
Third Quarter	$17.68	$12.75	$2.14	$19.95	$18.22	$0.125
Fourth Quarter	$18.52	$15.24	$0.14	$21.14	$17.38	$0.125

Dividend Policy

On November 2, 2015, Marlin Business Services Corp. declared its seventeenth regular quarterly dividend. The dividend of $0.14 per share of common stock was paid on November 23, 2015 to holders of our common stock as of November 12, 2015.

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

Number of Record Holders

There were 297 holders of record of our common stock at February 19, 2016. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

The number of shares of common stock repurchased by the Company under the 2014 Repurchase Plan during the fourth quarter of 2015 and the average price paid per share is as follows:

Time Period	Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	170,462	$16.64	170,462	$3,522,309
November 1, 2015 to November 30, 2015	17,579	$18.26	17,579	$3,201,249
December 1, 2015 to December 31, 2015	—	$—	—	$3,201,249

Total for the quarter ended December 31, 2015	188,041	$16.79	188,041	$3,201,249

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, the “Equity Plans”), participants may have shares withheld to cover income taxes. There were 26,635 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during the three-month period ended December 31, 2015, at an average cost of $17.11 per share.

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the SNL Specialty Lender Index for the period commencing on December 31, 2010 and ending on December 31, 2015. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2010 in each of the following: the Company’s common stock, the Russell 2000 Index and the SNL Specialty Lender Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Marlin Business Services Corp.	100.00	100.88	162.07	223.78	186.62	170.85
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Specialty Lender	100.00	104.89	136.74	205.88	206.33	168.83

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years ended December 31, 2015 has been derived from the consolidated financial statements. The selected financial data should be read together with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per-share data)
Statement of Operations Data:
Interest and fee income	$81,953	$81,684	$77,075	$64,951	$56,523
Interest expense	5,696	4,965	4,545	6,882	11,416

Net interest and fee income	76,257	76,719	72,530	58,069	45,107
Provision for credit losses	9,995	9,116	9,617	5,920	4,134

Net interest and fee income after provision for credit losses	66,262	67,603	62,913	52,149	40,973
Loss on derivatives	—	—	(2)	(6)	(53)
Insurance and other income	7,809	7,077	6,600	5,970	5,704

Other expense:
Salaries and benefits	31,174	26,628	27,680	24,862	22,539
General and administrative	17,451	15,606	14,725	13,547	13,044
Financing related costs	218	1,174	1,106	850	719

Other expense	48,843	43,408	43,511	39,259	36,302

Income before income taxes	25,228	31,272	26,000	18,854	10,322
Income tax expense	9,262	11,922	9,769	7,157	4,147

Net income	$15,966	$19,350	$16,231	$11,697	$6,175

Basic earnings per share	$1.25	$1.50	$1.26	$0.92	$0.48
Diluted earnings per share	$1.25	$1.49	$1.25	$0.91	$0.48
Cash dividends declared per share	$2.53	$0.47	$2.42	$0.28	$0.06

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per-share data)
Operating Data:
Total number of finance receivables originated	25,307	24,228	25,712	24,557	18,102
Total finance receivables originated	$381,071	$334,835	$349,461	$322,198	$229,014
Average total finance receivables(1)	$636,790	$602,923	$540,717	$432,829	$358,326
Weighted average interest rate (implicit) on new finance receivables originated(2)	11.13%	11.14%	12.03%	12.85%	12.84%
Interest income as a percent of average total finance receivables(1)	10.47%	11.07%	11.78%	12.24%	12.36%
Interest expense as percent of average interest-bearing liabilities	1.02%	0.93%	0.99%	2.03%	4.20%

Portfolio Asset Quality Data:
Total finance receivables, end of period(1)	$679,738	$627,922	$595,253	$500,203	$385,984
Delinquencies greater than 60 days past due(3)	0.41%	0.51%	0.47%	0.42%	0.38%
Allowance for credit losses	$8,413	$8,537	$8,467	$6,488	$5,353
Allowance for credit losses to total finance receivables, end of period(1)	1.24%	1.36%	1.42%	1.30%	1.39%
Charge-offs, net	$10,119	$9,046	$7,638	$4,785	$6,499
Ratio of net charge-offs to average total finance receivables(1)	1.59%	1.50%	1.41%	1.11%	1.81%

Operating Ratios:
Efficiency ratio(4)	57.84%	50.40%	53.59%	59.98%	70.03%
Return on average total assets	2.11%	2.64%	2.45%	2.18%	1.31%
Return on average stockholders’ equity	9.49%	11.47%	9.31%	6.96%	3.81%

Balance Sheet Data:
Cash and cash equivalents	$60,129	$110,656	$85,653	$64,970	$42,285
Restricted interest-earning deposits with banks	$216	$711	$1,273	$3,520	$28,637
Net investment in leases and loans	$682,432	$629,507	$597,075	$503,017	$387,840
Total assets	$772,984	$758,449	$702,207	$602,348	$485,969
Deposits	$587,940	$550,119	$503,038	$378,188	$198,579
Long-term borrowings	$—	$—	$—	$15,514	$92,004
Total liabilities	$622,846	$584,485	$539,169	$428,098	$321,868
Total stockholders’ equity	$150,138	$173,964	$163,038	$174,250	$164,101

(1)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred, are excluded from total finance receivables.
(2)	Excludes initial direct costs and fees deferred.
(3)	Calculated as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(4)	Salaries, benefits, general and administrative expense divided by net interest and fee income, insurance and other income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2015, our lease portfolio consisted of approximately 82,000 accounts with an average original term of 47 months and average original transaction size of approximately $14,000.

During the first quarter of 2015, the Company launched Funding Stream, a new, flexible loan program of MBB. Funding Stream is tailored to the small business market to provide customers a convenient, hassle free alternative to traditional lenders and access to capital to help grow their businesses.

At December 31, 2015, we have $773.0 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $682.4 million at December 31, 2015.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the year ended December 31, 2015, our net credit losses were 1.59% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under generally accepted accounting principles in the United States (“U.S. GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 68% of our lease portfolio at December 31, 2015 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed-rate FDIC-insured deposits, and money market demand accounts raised nationally by MBB. The Company also maintains a variable-rate long-term loan facility.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of December 31, 2015 total MBB deposits were $587.9 million compared to $550.1 million at December 31, 2014. We had no outstanding secured borrowings as of December 31, 2015 and December 31, 2014. In the future MBB may elect to offer other products and services to the Company’s customer base.

Fixed rate leases may be financed with variable-rate funding sources, therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous facilities, our current long-term loan facility does not require annual refinancing.

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active derivatives at December 31, 2015.

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

During the year ended December 31, 2015, the Company purchased 594,760 shares of its common stock in the open market under the 2014 Repurchase Plan. As of December 31, 2015, the maximum approximate dollar value of shares that may yet be purchased under the 2014 Stock Repurchase Plan is approximately $ 3.2 million.

In addition to the repurchases described above, pursuant to the Equity Plans, participants may have shares withheld to cover income taxes. There were 65,143 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Equity Plan during the year ended December 31, 2015, at an average cost of $17.74 per share.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and affect related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including credit losses, residuals, initial direct costs and fees, other fees, the fair value of financial instruments, self-insurance reserves and the realization of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties. Our consolidated financial statements are based on the selection and application of critical accounting policies, the most significant of which are described below.

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

The Company records an estimated residual value at lease inception for all fair market value and fixed purchase option leases based on a percentage of the equipment cost of the asset being leased. The percentages used depend on equipment type and term. The Company records an estimated residual value on fixed purchase option leases based on the contractual fixed purchase price. In setting and reviewing estimated residual values, the Company focuses its analysis primarily on total historical and expected realization statistics pertaining to sales of equipment. In subsequent evaluations for the impairment of the booked residual values, the Company reviews historical realization statistics, including lease renewals and equipment sales. Anticipated renewal income is not included in the determination of fair value; however, it is one of the ways that fair value may be realized at the end of the lease term.

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

Qualitative factors that may result in further adjustments to the quantitative analysis include items such as changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and other external factors, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis and changes in experience and ability of leasing and lending management and other relevant staff. For example, underwriting guidelines may be adjusted from time to time in response to current economic conditions and/or portfolio performance trends. Such underwriting adjustments may be made to a variety of credit attributes, such as transaction size, asset type, industry code, geographic location, time in business and commercial credit scores. The impact of these underwriting adjustments is considered as one of the components in calculating the qualitative component of the allowance for credit losses. The total net adjustments due to all qualitative factors increased the allowance for credit losses by approximately $0.3 million at December 31, 2015. There were no adjustments due to qualitative factors at December 31, 2014.

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

Time Deposits with Banks. Time deposits with banks are composed of FDIC-insured certificates of deposits that generally have original maturity dates of greater than 90 days. These deposits are held on the balance sheet at amortized cost. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred.

Income taxes. The Income Taxes Topic of the FASB ASC requires the use of the asset and liability method under which deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, management considers the scheduled reversal of deferred tax liabilities and projected future taxable income, the level of historical taxable income, projections for future taxable income over the periods which the deferred tax assets are deductible and available tax planning strategies.

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

At December 31, 2015, there were no uncertain tax positions. The periods subject to general examination for the Company’s federal return include the 2012 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2012 through the present are subject to examination. As of December 31, 2015, the Company has a net receivable balance of $4.4 million, due to estimated payments exceeding the calculated liability.

The Company records penalties and accrued interest related to taxes, including penalties and interest related to uncertain tax positions, in income tax expense. Uncertain tax positions are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on merits of the position. We concluded that there are no significant uncertain tax positions requiring recognition in our financial statements and we did not have any accrued interest or penalties associated with uncertain tax positions.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2015 and 2014

Net income. Net income of $16.0 million was reported for the year ended December 31, 2015, resulting in diluted earnings per share of $1.25, compared to net income of $19.4 million and diluted earnings per share of $1.49 for the year ended December 31, 2014.

Return on average assets was 2.11% for the year ended December 31, 2015, compared to a return of 2.64% for the year ended December 31, 2014. Return on average equity was 9.49% for the year ended December 31, 2015, compared to a return of 11.47% for the year ended December 31, 2014.

Overall, our average net investment in total finance receivables for the year ended December 31, 2015 increased 5.6% to $636.8 million, compared to $602.9 million for the year ended December 31, 2014. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at December 31, 2015 was $682.4 million, an increase of 8.4% from $629.5 million at December 31, 2014.

During the year ended December 31, 2015, we originated 25,307 new leases and loans in the amount of $381.1 million, compared to 24,228 new leases and loans in the amount of $334.8 million originated for the year ended December 31, 2014. Sales staffing levels increased from 115 sales account executives at December 31, 2014 to 136 sales account executives at December 31, 2015. Approval rates decreased slightly from 66% at December 31, 2014 to 63% at December 31, 2015.

For the year ended December 31, 2015 compared to the year ended December 31, 2014, net interest and fee income decreased $0.4 million, or 0.5%, primarily due $0.7 million increase in interest expense and a $0.1 million decrease to interest income, partially offset by a $0.3 million increase in fee income. The provision for credit losses increased $0.9 million, or 9.9%, to $10.0 million for the year ended December 31, 2015 from $9.1 million for the year ended December 31, 2014, primarily due to increased net charge-offs and by the impact of portfolio growth. Other expenses increased $5.4 million, or 12.4%, for the year ended December 31, 2015, compared to the year ended December 31, 2014.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015			2014
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$90,538	$117	0.13%	$108,079	$138	0.14%
Time Deposits	5,264	60	1.14	—	—	—
Restricted interest-earning deposits with banks	671	—	0.01	1,061	—	0.01
Securities available for sale	5,903	128	2.17	5,559	153	2.75
Net investment in leases(2)	634,200	65,808	10.38	601,709	66,420	11.04
Loans receivable(2) (3)	2,590	549	21.20	1,214	53	4.37

Total interest-earning assets	739,166	66,662	9.02	717,622	66,764	9.31

Non-interest-earning assets:
Cash and due from banks	2,232			310
Property and equipment, net	3,721			2,473
Property tax receivables	2,513			502
Other assets(4)	10,155			10,826

Total non-interest-earning assets	18,621			14,111

Total assets	$757,787			$731,733

Interest-bearing liabilities:
Certificate of Deposits(5)	$512,751	$5,553	1.08%	$498,394	$4,762	0.96%
Money Market Deposits(5)	48,123	143	0.30	36,176	93	0.26
Long-term borrowings(5)	—	—	—	—	110	—

Total interest-bearing liabilities	560,874	5,696	1.02	534,570	4,965	0.93

Non-interest-bearing liabilities:
Sales and property taxes payable	4,588			2,341
Accounts payable and accrued expenses	7,080			8,057
Net deferred income tax liability	16,993			18,089

Total non-interest-bearing liabilities	28,661			28,487

Total liabilities	589,535			563,057
Stockholders’ equity	168,252			168,676

Total liabilities and stockholders’ equity	$757,787			$731,733

Net interest income		$60,966			$61,799

Interest rate spread(6)			8.00%			8.38%
Net interest margin(7)			8.25%			8.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.79%			134.24%

(1)	Average balances were calculated using average daily balances.
(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(3)	In 2015, the Company started funding business loans associated with Funding Stream. These loans were originated with higher average yields than the loans that were on the balance sheet as of December 2014, which resulted in higher average yields in 2015 compared to 2014.
(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2015 Compared To Year Ended December 31, 2014
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(22)	$1	$(21)
Time Deposits	60	—	60
Securities available for sale	9	(34)	(25)
Net investment in leases	3,485	(4,097)	(612)
Loans receivable	113	383	496
Total interest income	1,975	(2,077)	(102)

Interest expense:
Certificate of Deposits	140	651	791
Money Market Deposits	34	16	50
Long-term borrowings	(110)	—	(110)
Total interest expense	252	479	731

Net interest income	$1,824	$(2,656)	$(832)

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Interest income	$66,662	$66,764
Fee income	15,291	14,920

Interest and fee income	81,953	81,684
Interest expense	5,696	4,965

Net interest and fee income	$76,257	$76,719

Average total finance receivables(1)	$636,790	$602,923

Percent of average total finance receivables:
Interest income	10.47%	11.07%
Fee income	2.40	2.47

Interest and fee income	12.87	13.54
Interest expense	0.89	0.82

Net interest and fee margin	11.98%	12.72%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $0.4 million, or 0.5%, to $76.3 million for the year ended December 31, 2015 from $76.7 million for the year ended December 31, 2014. The net interest and fee margin was 11.98% and 12.72% for the years ended December 31, 2015 and December 31, 2014, respectively.

Interest income, net of amortized initial direct costs and fees, decreased $0.1 million, or 0.1%, to $66.7 million for the year ended December 31, 2015 from $66.8 million for the year ended December 31, 2014. The decrease in interest income was primarily due to a reduction in average yield on interest earning assets that resulted from downward repricing of assets and a change in mix. The Funding Stream Loan product helped offset declining year over year yields as this product typically carries higher yields than the leasing product. The impact from lower yields was almost fully offset by an increase in average total finance receivables, which increased $33.9 million to $636.8 million at December 31, 2015 from $602.9 million at December 31, 2014. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The weighted average implicit interest rate on new finance receivables decreased 1 basis point to 11.13% for the year ended December 31, 2015, from 11.14% for the year ended December 31, 2014.

Fee income increased $0.4 million, or 2.7%, to $15.3 million for the year ended December 31, 2015 from $14.9 million for the year ended December 31, 2014. Fee income included approximately $3.8 million of net residual income for the year ended December 31, 2015 and $3.1 million for the year ended December 31, 2014. The increase in net residual income was primarily due to lower net losses on residual values disposed at end of term partially offset by lower renewal income as fewer leases reached the end of their original contract term during 2015 as compared to 2014 as a result of the lower originations during the 2009 to 2011 timeframe.

Fee income also included approximately $9.1 million in late fee income for the year ended December 31, 2015, which decreased 5.2%, compared to $9.6 million for the year ended December 31, 2014. The decrease in late fee income was primarily due to lower incurred fees based on customer’s payment behavior.

Fee income, as a percentage of average total finance receivables, decreased 7 basis points to 2.40% for the year ended December 31, 2015 from 2.47% for the year ended December 31, 2014. Late fees remained the largest component of fee income at 1.43% as a percentage of average total finance receivables for the year ended December 31, 2015, compared to 1.59% for the year ended December 31, 2014. As a percentage of average total finance receivables, net residual income was 0.60% for the year ended December 31, 2015, compared to 0.51% for the year ended December 31, 2014.

Interest expense increased $0.7 million to $5.7 million, or 1.02% as a percentage of average deposits, for the year ended December 31, 2015 from $5.0 million, or 0.93% as a percentage of average deposits, for the year ended December 31, 2014. The increase was primarily due to increase in rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 7 basis points to 0.89% for the year ended December 31, 2015, from 0.82% for the year ended December 31, 2014. The average balance of deposits was $560.9 million and $534.6 million for the years ended December 31, 2015 and December 31, 2014, respectively.

For the year ended December 31, 2015 and December 31, 2014, there were no borrowings outstanding. (See Liquidity and Capital Resources in this Item 7).

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and the brokered MMDA Product. At December 31, 2015, brokered certificates of deposit represented approximately 55.4% of total deposits, while approximately 35.6% of total deposits were obtained from direct channels, and 9.0% were in the brokered MMDA Product.

Insurance income. Insurance income increased $0.4 million to $5.9 million for the year ended December 31, 2015 from $5.5 million for the year ended December 31, 2014, primarily due to higher number of contracts participating in our insurance program in 2015 as compared to 2014 and an increase in the average ticket size. This was partially offset by higher losses experienced in 2015.

Other income. Other income increased $0.3 million to $1.9 million for the year ended December 31, 2015 from $1.6 million for the year ended December 31, 2014. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties and gain on sale of leases, recognized as earned.

Salaries and benefits expense. Salaries and benefits expense increased $4.6 million, or 17.3%, to $31.2 million for the year ended December 31, 2015 from $26.6 million for the year ended December 31, 2014. The increase was primarily due to salary and benefit expense associated with the separation agreements related to the departure of the Company’s Chief Financial Officer and Chief Executive Officer and an increase in total personnel. Pre-tax, one-time expenses recognized in 2015 for the Chief Financial Officer and Chief Executive Officer departures totaled $3.8 million. Salaries and benefits expense, as a percentage of average total finance receivables, was 4.90% for the year ended December 31, 2015 compared with 4.42% for the year ended December 31, 2014. Total personnel was 314 at December 31, 2015 compared to 285 at December 31, 2014.

General and administrative expense. General and administrative expense increased $1.9 million, or 12.2%, to $17.5 million for the year ended December 31, 2015 from $15.6 million for the year ended December 31, 2014. General and administrative expense as a percentage of average total finance receivables was 2.74% for the year ended December 31, 2015, compared to 2.59% for the year ended December 31, 2014.

Selected major components of general and administrative expense for the year ended December 31, 2015 included $3.4 million of premises and occupancy expense, $1.4 million of audit and tax compliance expense, $2.0 million of data processing expense, $1.2 million of marketing expense, $0.5 million of FDIC insurance fees and $0.9 million of recruiting expense. In comparison, selected major components of general and administrative expense for the year ended December 31, 2014 included $2.9 million of premises and occupancy expense, $1.4 million of audit and tax compliance expense, $1.7 million of data processing expense, $1.1 million of marketing expense, $0.4 million of FDIC insurance fees and $0.2 million of recruiting expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facility. Financing related costs were $0.2 million for the year ended December 31, 2015, compared to $1.2 million for the year ended December 31, 2014.

Provision for credit losses. The provision for credit losses increased $0.9 million, or 9.9%, to $10.0 million for the year ended December 31, 2015 from $9.1 million for the year ended December 31, 2014, primarily due to growth in the portfolio and increased net charge-offs partially offset by lower period end delinquency ratios. Additional factors that have an impact on the provision for credit losses include the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles because they impact both the charge-offs and the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $10.1 million for the year ended December 31, 2015, compared to $9.0 million for the year ended December 31, 2014. The increase in net charge-offs was primarily due to the growth in average total finance receivables, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages, the mix of credit profiles, and a slight increase in average charge-offs. Net charge-offs as a percentage of average total finance receivables increased to 1.59% during the year ended December 31, 2015, from 1.50% for the year ended December 31, 2014. The allowance for credit losses was $8.4 million and $8.5 million at December 31, 2015 and December 31, 2014, respectively.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $9.3 million was recorded for the year ended December 31, 2015, compared to $11.9 million for the year ended December 31, 2014. The change is primarily attributable to the change in pretax income. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 36.7% for the year ended December 31, 2015, compared to 38.1% for the year ended December 31, 2014. The change in effective tax rate is primarily due to changes in the mix of projected pretax book income across the jurisdictions and entities and favorable state tax legislation.

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

During the year ended December 31, 2014, we originated 24,228 new leases and loans in the amount of $334.8 million, compared to 25,712 new leases and loans in the amount of $349.5 million originated for the year ended December 31, 2013. Sales staffing levels decreased from 124 sales account executives at December 31, 2013 to 115 sales account executives at December 31, 2014. Approval rates remained stable at 66% for the years ended December 31, 2014 and December 31, 2013.

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

	Year Ended December 31,
	2014			2013
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$108,079	$138	0.14%	$85,795	$85	0.11%
Restricted interest-earning deposits with banks	1,061	—	0.01	3,280	—	0.01
Securities available for sale	5,559	153	2.75	5,533	120	2.17
Net investment in leases(2)	601,709	66,420	11.04	540,089	63,451	11.75
Loans receivable(2)	1,214	53	4.37	628	29	4.57

Total interest-earning assets	717,622	66,764	9.31	635,325	63,685	10.03

Non-interest-earning assets:
Cash and due from banks	310			814
Property and equipment, net	2,473			2,104
Property tax receivables	502			3,162
Other assets(3)	10,826			20,229

Total non-interest-earning assets	14,111			26,309

Total assets	$731,733			$661,634

Interest-bearing liabilities:
Certificate of Deposits(4)	$498,394	$4,762	0.96%	$453,070	$4,130	0.91%
Money Market Deposits(4)	36,176	93	0.26	—	—	—
Long-term borrowings(4)	—	110	—	3,083	415	13.48

Total interest-bearing liabilities	534,570	4,965	0.93	456,153	4,545	0.99

Non-interest-bearing liabilities:
Sales and property taxes payable	2,341			6,116
Accounts payable and accrued expenses	8,057			6,441
Net deferred income tax liability	18,089			18,523

Total non-interest-bearing liabilities	28,487			31,080

Total liabilities	563,057			487,233
Stockholders’ equity	168,676			174,401

Total liabilities and stockholders’ equity	$731,733			$661,634

Net interest income		$61,799			$59,140

Interest rate spread(5)			8.38%			9.04%
Net interest margin(6)			8.61%			9.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			134.24%			139.28%

(1)	Average balances were calculated using average daily balances.
(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(3)	Includes operating leases.

(4)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2014 Compared To Year Ended December 31, 2013
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$25	$28	$53
Securities available for sale	1	32	33
Net investment in leases	6,954	(3,985)	2,969
Loans receivable	26	(2)	24
Total interest income	7,868	(4,789)	3,079

Interest expense:
Certificate of Deposits	427	205	632
Money Market Deposits	93	—	93
Long-term borrowings	(305)	—	(305)
Total interest expense	743	(323)	420

Net interest income	$7,297	$(4,638)	$2,659

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

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

Interest income, net of amortized initial direct costs and fees, increased $3.1 million, or 4.9%, to $66.8 million for the year ended December 31, 2014 from $63.7 million for the year ended December 31, 2013. The increase in interest income was principally due to an 11.5% increase in average total finance receivables, which increased $62.2 million to $602.9 million at December 31, 2014 from $540.7 million at December 31, 2013, partially offset by a decrease in average yield of 71 basis points primarily due to a competitive pricing environment. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables decreased 89 basis points to 11.14% for the year ended December 31, 2014, from 12.03% for the year ended December 31, 2013.

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

Fee income also included approximately $9.6 million in late fee income for the year ended December 31, 2014, which increased 5.5%, compared to $9.1 million for the year ended December 31, 2013. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as a percentage of average total finance receivables, decreased 1 basis point to 2.47% for the year ended December 31, 2014 from 2.48% for the year ended December 31, 2013. Late fees remained the largest component of fee income at 1.59% as a percentage of average total finance receivables for the year ended December 31, 2014, compared to 1.68% for the year ended December 31, 2013. As a percentage of average total finance receivables, net residual income was 0.51% for the year ended December 31, 2014, compared to 0.50% for the year ended December 31, 2013.

Interest expense increased $0.5 million to $5.0 million, or 0.93% as a percentage of average deposits, for the year ended December 31, 2014 from $4.5 million, or 0.99% as a percentage of average deposits, for the year ended December 31, 2013. The increase was primarily due to increase in average interest bearing liabilities partially offset by lower cost of funds. The average balance of deposits was $534.6 million and $456.2 million for the years ended December 31, 2014 and December 31, 2013, respectively. Interest expense, as a percentage of average total finance receivables, decreased 2 basis points to 0.82% for the year ended December 31, 2014, from 0.84% for the year ended December 31, 2013.

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

Other income. Other income decreased $0.1 million to $1.6 million for the year ended December 31, 2014 from $1.7 million for the year ended December 31, 2013. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties and gain on sale of leases, recognized as earned.

Salaries and benefits expense. Salaries and benefits expense decreased $1.1 million, or 4.0%, to $26.6 million for the year ended December 31, 2014 from $27.7 million for the year ended December 31, 2013. The decrease was primarily due to $2.1 million of expense recorded during 2013 related to the separation agreement associated with the departure of Marlin’s Chief Operating Officer partially offset by $0.3 million lower deferred salary on lower volume and $0.2 million of lower bonus expense during 2014. Salaries and benefits expense, as a percentage of average total finance receivables, was 4.42% for the year ended December 31, 2014 compared with 5.12% for the year ended December 31, 2013. Total personnel was 285 at December 31, 2014 and December 31, 2013.

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

Provision for credit losses. The provision for credit losses decreased $0.5 million, or 5.2%, to $9.1 million for the year ended December 31, 2014 from $9.6 million for the year ended December 31, 2013, primarily due to lower 30-plus day delinquencies in 2014 compared to 2013. This factor affects the provision for credit losses because it impacts the allowance for credit losses. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

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

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Average total finance receivables	$636,790	$602,923	$540,717
Salaries and benefits expense	31,174	26,628	27,680
General and administrative expense	17,451	15,606	14,725
Efficiency ratio(1)	57.84%	50.40%	53.59%
Percent of average total finance receivables:
Salaries and benefits	4.90%	4.42%	5.12%
General and administrative	2.74%	2.59%	2.72%

(1)	Represents expenses (salaries and benefits expense and general and administrative expense) divided by the sum of net interest and fee income, insurance income and other income. It excludes the impact of loss on derivatives.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the Year Ended December 31,
	2015	2014	2013	2012	2011
Number of sales account executives	136	115	124	114	93
Number of originating sources(1)	1,093	1,117	1,173	1,117	827

(1)	Monthly average of origination sources generating lease volume.

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a financial services company, we navigated through the challenging economic environment in 2008 and 2009 by tightening credit standards, reducing our workforce and closing three satellite offices. However, as the economic environment began to stabilize in 2010 and 2011, we took actions to add sales account executives to our team, which resulted in growth from 93 sales account executives at December 31, 2011 to 136 at December 31, 2015.

Finance Receivables and Asset Quality

Our net investment in leases and loans increased $52.9 million, or 8.4%, to $682.4 million at December 31, 2015, from $629.5 million at December 31, 2014. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources in this Item 7.

The chart which follows provides our asset quality statistics for each of the five years ended December 31, 2015:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$8,537	$8,467	$6,488	$5,353	$7,718

Charge-offs	(12,453)	(11,463)	(9,499)	(6,358)	(8,624)
Recoveries	2,334	2,417	1,861	1,573	2,125

Net charge-offs	(10,119)	(9,046)	(7,638)	(4,785)	(6,499)

Provision for credit losses	9,995	9,116	9,617	5,920	4,134

Allowance for credit losses, end of period(1)	$8,413	$8,537	$8,467	$6,488	$5,353

Net charge-offs to average total finance receivables(2)	1.59%	1.50%	1.41%	1.11%	1.81%
Allowance for credit losses to total finance receivables, end of period(2)	1.24%	1.36%	1.42%	1.30%	1.39%
Average total finance receivables(2)	$636,790	$602,923	$540,717	$432,829	$358,326
Total finance receivables, end of period(2)	$679,738	$627,922	$595,253	$500,203	$385,984
Delinquencies greater than 60 days past due	$3,163	$3,602	$3,204	$2,444	$1,663
Delinquencies greater than 60 days past due(3)	0.41%	0.51%	0.47%	0.42%	0.38%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	265.98%	237.01%	264.26%	265.47%	321.89%
Non-accrual leases and loans, end of period	$1,677	$1,742	$1,665	$1,395	$829
Renegotiated leases and loans, end of period	$535	$1,014	$815	$862	$1,052
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—
Interest income included on non-accrual leases and loans(4)	$153	$173	$178	$122	$85
Interest income excluded on non-accrual leases and loans(5)	$41	$34	$20	$21	$23

(1)	At December 31, 2015, the allowance for credit losses allocated to loans was $0.2 million. At December 31, 2014, 2013, 2012 and 2011, there was no allowance for credit losses allocated to loans.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.
(4)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.
(5)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

Net charge-offs for the year ended December 31, 2015 were $10.1 million, or 1.59% of average total finance receivables, compared to $9.0 million, or 1.50% of average total finance receivables, for the year ended December 31, 2014. The increase in charge-off rate is primarily due to the growth in average total finance receivables, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages, the mix of credit profiles, and a slight increase in average charge-offs. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

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

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.41% at December 31, 2015, 0.51% at December 31, 2014 and 0.47% at December 31, 2013. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

Residual Performance

Our leases offer our end user customers the option to own the equipment at lease expiration. As of December 31, 2015, approximately 68% of our leases were one dollar purchase option leases, 31% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of December 31, 2015, there were $27.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.7 million, or 83.1%, were related to copiers. As of December 31, 2014, there were $27.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.0 million, or 80.2%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2015 and 2014, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $3.8 million, $3.1 million and $2.7 million of net residual income for the years ended December 31, 2015, 2014 and 2013, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income, net of depreciation, totaled approximately $4.4 million, $4.5 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decline in renewal income was primarily due to fewer leases reaching the end of their original contractual terms during 2015, as a result of the lower originations during the 2008 to 2011 timeframe.

For the year ended December 31, 2015, the net loss on residual values disposed at end of term totaled $0.5 million compared to a net loss of $1.4 million and $2.4 million for the years ended December 31, 2014 and December 31, 2013, respectively. The primary driver of the changes was due to fewer leases reaching the end of their original contractual term during 2015, as a result of the lower originations during the 2008 to 2011 timeframe. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the years ended December 31, 2015, 2014 and 2013, respectively.

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

On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. On April 8, 2015, the facility was amended to change the amount under the loan facility from $75.0 million to $50.0 million. On October 6, 2015, the facility was amended to extend the maturity date to February 4, 2016. On February 4, 2016, the facility was further amended to extend the maturity date to May 4, 2016.

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

On November 2, 2015, Marlin Business Services Corp. declared its seventeenth regular quarterly dividend. The dividend of $0.14 per share of common stock was paid on November 23, 2015 to holders of our common stock as of November 12, 2015.

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

At December 31, 2015, we have approximately $73.0 million of available borrowing capacity in addition to available cash and cash equivalents of $60.1 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 3.92 to 1 at December 31, 2015 and 3.16 to 1 at December 31, 2014.

Net cash used in investing activities was $72.6 million for the year ended December 31, 2015, compared to net cash used in investing activities of $44.1 million for the year ended December 31, 2014 and $104.9 million for the year ended December 31, 2013. The decrease in cash flows from investing activities from 2014 to 2015 is primarily due to $46.0 million more of purchases of equipment for direct financing lease contracts and $7.4 million more in time deposits with banks partially offset by $27.0 million more of principal collections on leases and loans due to higher average finance receivables. The increase in cash flows from investing activities from 2013 to 2014 is primarily due to $47.3 million more of principal collections on leases and loans due to higher average finance receivables. Investing activities primarily relate to leasing activities.

Net cash used in financing activities was $4.6 million for the year ended December 31, 2015, compared to net cash provided by financing activities of $36.5 million for the year ended December 31, 2014 and $79.6 million for the year ended December 31, 2013. The decrease in cash flows from financing activities from 2014 to 2015 and 2013 to 2014 is primarily due to the payment of special dividends as stated above. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $26.6 million for the year ended December 31, 2015, compared to net cash provided by operating activities of $32.7 million for the year ended December 31, 2014 and $45.9 million for the year ended December 31, 2013.

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

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using certificates of deposit issued through MBB and, to a much lesser extent, advances under our long-term bank facility. Total cash and cash equivalents available as of December 31, 2015 totaled $60.1 million compared to $110.7 million at December 31, 2014.

Restricted Interest-earning Deposits with Banks. As of December 31, 2015, we also had $0.2 million of cash that was classified as restricted interest-earning deposits with banks, compared to $0.7 million at December 31, 2014. Restricted interest-earning deposits with banks consist primarily of a trust account related to our secured debt facility. The decline in these balances in 2015 was generally due to the decrease in minimum lease payments receivable assigned as collateral for the borrowing facility.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. We had no aggregate outstanding secured borrowings at December 31, 2015 and December 31, 2014. Borrowings outstanding consist of the following:

	For the Twelve Months Ended December 31, 2015				As of December 31, 2015
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate(2)	Amount Outstanding	Weighted Average Rate(2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$23,000	$—	$—	—%	$—	—%	$23,000
Long-term loan facility	50,000	—	—	—%	—	—%	50,000

	$73,000		$—	—%	$—	—%	$73,000

(1)	Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2015, MBB had $32.4 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.
(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank. MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $23.0 million.

Federal Reserve Discount Window. In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $32.4 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $35.4 million of net investment in leases pledged at December 31, 2015.

Long-term Loan Facilities. On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. On April 8, 2015, the facility was amended to change the amount under the loan facility from $75.0 million to $50.0 million. On October 6, 2015, the facility was amended to extend the maturity date to February 4, 2016. On February 4, 2016, the facility was further amended to extend the maturity date to May 4, 2016. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility. There was no amount outstanding under the facility at December 31, 2015.

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

Financial Covenants

Our secured borrowing arrangements contain numerous covenants, restrictions and default provisions that we must comply with in order to obtain funding through the facility and to avoid an event of default. A change in certain executive officers as described in the loan documents is an event of default under our long-term loan facility with Wells Fargo Capital Finance, unless we hire a replacement with skills and experience appropriate for performing the duties of the applicable positions within 120 days. On April 30, 2015, the Company announced the resignation of Lynne C. Wilson from her role as Senior Vice President and Chief Financial Officer, effective May 31, 2015. The change did not have a material adverse effect on our financing arrangement with Wells Fargo Capital Finance because we hired a replacement, effective August 4, 2015, with similar skills and experience. On October 20, 2015, the Company announced the retirement of Daniel P. Dyer from his role as Chief Executive Officer and director of Marlin Business Services Corp., effective October 20, 2015. This change did not have a material adverse effect on our financing arrangement with Wells Fargo Capital Finance because Mr. Dyer’s duties have been assumed by someone with similar skills and experience.

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

Some of the critical financial and credit quality covenants under our borrowing arrangements as of December 31, 2015 include:

	Actual(1)	Requirement
Debt-to-equity ratio maximum	3.92 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0 to 1	5.0 to 1
Maximum portfolio delinquency ratio(2)	N/A	3.50%
Maximum gross charge-off ratio	1.94%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.
(2)	As of February 3, 2016, this covenant was waived effective December 31, 2015.

As of December 31, 2015, the Company believes it was in compliance with the terms of its secured borrowing arrangements.

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

Capital Adequacy. New capital adequacy standards adopted by the federal bank regulatory agencies established new minimum capital requirements for the Company and MBB effective on January 1, 2015. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). The new requirements include a 6% minimum Tier 1 risk-based ratio (8% to be considered well-capitalized). Tier 1 Capital consists of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles. The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for credit losses on loans and leases, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities.

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

At December 31, 2015, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 16.90%,17.54%, 17.54% and 18.71%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At December 31, 2015, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 19.63%,20.86%, 20.86% and 22.02%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at December 31, 2015 was $123.5 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. Following the expiration of MBB’s three-year de novo period, the Company has provided MBB with additional capital to support future growth of $25.0 million in 2011, $10.0 million in 2012, and $10.0 million in 2013.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” herein.

Items Subsequent to December 31, 2015

The Company declared a dividend of $0.14 per share on February 1, 2016. The quarterly dividend, which amounted to a dividend payment of approximately $1.7 million, was paid on February 22, 2016 to shareholders of record on the close of business on February 12, 2016. It represents the Company’s eighteenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On February 4, 2016, the Company’s affiliate, MRC, amended its $50.0 million borrowing facility. The amendment changed the maturity date of the facility from February 4, 2016 to May 4, 2016.

Contractual Obligations

In addition to our scheduled maturities on our deposits and credit facility, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of December 31, 2015 were as follows:

	Contractual Obligations as of December 31, 2015
Period Ending December 31,	Certificates of Deposits(1)	Borrowings	Contractual Interest Payments(2)	Operating Leases	Leased Facilities	Capital Leases	Total
	(Dollars in thousands)
2016	$232,132	$—	$4,997	$4	$1,578	$102	$238,813
2017	170,370	—	3,045	4	1,529	77	175,025
2018	80,996	—	1,529	4	1,474	—	84,003
2019	31,896	—	571	4	1,437	—	33,908
2020 and beyond	19,816	—	206	1	688	—	20,711

Total	$535,210	$—	$10,348	$17	$6,706	$179	$552,460

(1)	Money market deposit accounts are not included. As of December 31, 2015, money market deposit accounts totaled $52.7 million.
(2)	Includes interest on certificates of deposits and borrowings. Interest on the variable-rate long-term loan facility is assumed at the December 31, 2015 rate for the remaining term.

There were no off-balance sheet arrangements requiring disclosure at December 31, 2015.

Market Interest-Rate Risk and Sensitivity

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets with fixed interest certificates of deposit issued by MBB, and to a lesser extent through the variable-rate MMDA Product at MBB.

Our earnings are sensitive to fluctuations in interest rates. Since the Company has no outstanding variable-rate borrowings as of December 31, 2015, it is not directly exposed to interest rate risk. However, there can be no assurance that we will be able to offset higher deposits costs with increased pricing of our assets. As such, the major sources of the Company’s interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationship between rate indices (basis risk).

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

Recently Issued Accounting Standards

Information on recently issued accounting pronouncements and the expected impact on our financial statements is provided in Note 2, Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework (2013).

Management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework (2013).

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marlin Business Services Corp. and Subsidiaries

Mount Laurel, New Jersey

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 4, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 4, 2016

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marlin Business Services Corp. and Subsidiaries

Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marlin Business Services Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 4, 2016

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$4,946	$2,437
Interest-earning deposits with banks	55,183	108,219

Total cash and cash equivalents	60,129	110,656
Time deposits with banks	7,368	—
Restricted interest-earning deposits with banks	216	711
Securities available for sale (amortized cost of $6.6 million and $5.8 million at December 31, 2015 and 2014, respectively)	6,399	5,722
Net investment in leases and loans	682,432	629,507
Property and equipment, net	3,872	2,846
Property tax receivables	47	690
Other assets	12,521	8,317

Total assets	$772,984	$758,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$587,940	$550,119
Other liabilities:
Sales and property taxes payable	2,686	2,739
Accounts payable and accrued expenses	15,371	14,406
Net deferred income tax liability	16,849	17,221

Total liabilities	622,846	584,485

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,410,899 and 12,838,449 shares issued and outstanding at December 31, 2015 and 2014, respectively	124	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	81,703	89,130
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(129)	(17)
Retained earnings	68,442	84,725

Total stockholders’ equity	150,138	173,964

Total liabilities and stockholders’ equity	$772,984	$758,449

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per- share data)
Interest income	$66,662	$66,764	$63,685
Fee income	15,291	14,920	13,390

Interest and fee income	81,953	81,684	77,075
Interest expense	5,696	4,965	4,545

Net interest and fee income	76,257	76,719	72,530
Provision for credit losses	9,995	9,116	9,617

Net interest and fee income after provision for credit losses	66,262	67,603	62,913

Other income:
Insurance income	5,940	5,463	4,924
Loss on derivatives	—	—	(2)
Other income	1,869	1,614	1,676

Other income	7,809	7,077	6,598

Other expense:
Salaries and benefits	31,174	26,628	27,680
General and administrative	17,451	15,606	14,725
Financing related costs	218	1,174	1,106

Other expense	48,843	43,408	43,511

Income before income taxes	25,228	31,272	26,000
Income tax expense	9,262	11,922	9,769

Net income	$15,966	$19,350	$16,231

Basic earnings per share	$1.25	$1.50	$1.26
Diluted earnings per share	$1.25	$1.49	$1.25

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$15,966	$19,350	$16,231

Other comprehensive income:
Increase (decrease) in fair value of securities available for sale	(181)	388	(506)
Tax effect	69	(148)	194

Total other comprehensive income (loss)	(112)	240	(312)

Comprehensive income	$15,854	$19,590	$15,919

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2012	12,774,829	$128	$87,494	$(2)	$55	$86,575	$174,250
Issuance of common stock	14,727	—	270	—	—	—	270
Repurchase of common stock	(53,988)	(1)	(1,167)	—	—	—	(1,168)
Exercise of stock options	127,957	1	1,523	—	—	—	1,524
Excess tax benefits from stock-based payment arrangements	—	—	1,052	—	—	—	1,052
Stock option compensation recognized	—	—	188	—	—	—	188
Restricted stock grant, net of forfeitures	131,233	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	2,372	—	—	—	2,372
Net change related to derivatives, net of
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(312)	—	(312)
Net income	—	—	—	—	—	16,231	16,231
Cash dividends paid ($2.42 per share)	—	—	—	—	—	(31,369)	(31,369)

Balance, December 31, 2013	12,994,758	$130	$91,730	$(2)	$(257)	$71,437	$163,038
Issuance of common stock	14,428	—	253	—	—	—	253
Repurchase of common stock	(283,064)	(3)	(5,724)	—	—	—	(5,727)
Exercise of stock options	14,469	—	154	—	—	—	154
Excess tax benefits from stock-based payment arrangements	—	—	754	—	—	—	754
Stock option compensation recognized	—	—	7	—	—	—	7
Restricted stock grant, net of forfeitures	97,858	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	1,957	—	—	—	1,957
Net change related to derivatives, net of
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	240	—	240
Net income	—	—	—	—	—	19,350	19,350
Cash dividends paid ($0.47 per share)	—	—	—	—	—	(6,062)	(6,062)

Balance, December 31, 2014	12,838,449	$128	$89,130	$(2)	$(17)	$84,725	$173,964
Issuance of common stock	14,929	—	234	—	—	—	234
Repurchase of common stock	(659,903)	(7)	(11,313)	—	—	—	(11,320)
Exercise of stock options	61,937	1	585	—	—	—	586
Excess tax benefits from stock-based payment arrangements	—	—	333	—	—	—	333
Stock option compensation recognized	—	—	108	—	—	—	108
Restricted stock grant, net of forfeitures	155,487	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	2,628	—	—	—	2,628
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(112)	—	(112)
Net income	—	—	—	—	—	15,966	15,966
Cash dividends paid ($2.53 per share)	—	—	—	—	—	(32,249)	(32,249)

Balance, December 31, 2015	12,410,899	$124	$81,703	$(2)	$(129)	$68,442	$150,138

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,966	$19,350	$16,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,684	1,612	1,816
Stock-based compensation	2,736	1,964	2,560
Excess tax benefits from stock-based payment arrangements	(333)	(754)	(1,052)
Change in fair value of derivatives	—	—	2
Provision for credit losses	9,995	9,116	9,617
Net deferred income taxes	(382)	(848)	(57)
Amortization of deferred initial direct costs and fees	7,530	7,263	6,774
Deferred initial direct costs and fees	(8,515)	(7,096)	(7,762)
Loss on equipment disposed	537	1,405	2,384
Gain on leases sold	(76)	—	—
Leases originated for sale	(3,589)	—	—
Proceeds from the sale of leases	3,665	—	—
Effect of changes in other operating items:
Other assets	(3,598)	1,682	13,878
Other liabilities	1,001	(1,025)	1,529

Net cash provided by operating activities	26,621	32,669	45,920

Cash flows from investing activities:
Net change in time deposits with banks	(7,368)	—	—
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(381,295)	(335,272)	(349,915)
Principal collections on leases and loans	315,847	288,864	241,538
Security deposits collected, net of refunds	(392)	(31)	(147)
Proceeds from the sale of equipment	3,368	3,319	3,453
Acquisitions of property and equipment	(2,350)	(1,614)	(1,011)
Change in restricted interest-earning deposits with banks	495	562	2,247
Purchases of securities available for sale	(858)	53	(1,047)

Net cash (used in) investing activities	(72,553)	(44,119)	(104,882)

Cash flows from financing activities:
Increase in deposits	37,821	47,081	124,850
Warehouse and bank facility repayments	—	0	(15,514)
Issuances of common stock	234	253	270
Repurchases of common stock	(11,320)	(5,727)	(1,168)
Dividends paid	(32,249)	(6,062)	(31,369)
Exercise of stock options	586	154	1,524
Excess tax benefits from stock-based payment arrangements	333	754	1,052

Net cash provided by (used in) financing activities	(4,595)	36,453	79,645

Net increase (decrease) in total cash and cash equivalents	(50,527)	25,003	20,683
Total cash and cash equivalents, beginning of period	110,656	85,653	64,970

Total cash and cash equivalents, end of period	$60,129	$110,656	$85,653

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$5,118	$4,258	$3,474
Net cash (received) paid for income taxes	$13,309	$10,243	$(5,471)

The accompanying notes are an integral part of the consolidated financial statements.

67

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

NOTE 2 — Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. MLC and MBB are managed together as a single business segment and are aggregated for financial reporting purposes as they exhibit similar economic characteristics, share the same leasing and loan portfolio and have the same product offerings. All intercompany accounts and transactions have been eliminated in consolidation.

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

Time Deposits with Banks

Time deposits with banks are composed of FDIC-insured certificates of deposits that generally have original maturity dates of greater than 90 days. These deposits are held on the balance sheet at amortized cost. Generally, the certificates of deposits have the ability to redeem early; however early redemption penalties may be incurred.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Interest-Earning Deposits with Banks

Restricted interest-earning deposits with banks consist primarily of an interest-earning trust account related to the Company’s secured debt facility. The balance also includes amounts received from securitizations representing reimbursements of servicing fees and excess spread income.

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

Qualitative factors that may result in further adjustments to the quantitative analysis include items such as changes in the composition of our lease and loan portfolios (including geography, industry, equipment type and vendor source), seasonality, economic or business conditions and other external factors, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis and changes in experience and ability of leasing and lending management and other relevant staff.

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

Other Assets

Included in other assets on the Consolidated Balance Sheets are income taxes receivable, prepaid expenses, accrued fee income, progress payments on equipment purchased to lease and Federal Reserve Bank stock.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Income

Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on each lease at inception.

The Company’s lease portfolio consists of homogenous small balance accounts with an average balance less than $10,000 across a large cross section of credit variables such as state, equipment type, obligor, vendor and industry category. Based on the historical payment behavior of the Company’s lease portfolio as a whole, payments are considered reasonably assured when a lease’s delinquency status is less than 90 days. Therefore, when a lease or loan is 90 days or more delinquent, the contract is classified as non-accrual and interest income recognition is discontinued. Interest income recognition resumes on a contract when the lessee or borrower makes payments sufficient to bring the contract’s status to less than 90 days delinquent.

Modifications resulting in renegotiated leases may include reductions in payment and extensions in term. However, such renegotiated leases are not granted concessions regarding implicit rates or reductions in total amounts due. Modifications may be granted on a one-time basis in situations that indicate the lessee is experiencing a temporary, timing issue and has a high likelihood of success with a revised payment plan. After a modification, a lease or loan’s accrual status is based on compliance with the modified terms.

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

Other Income

Other income includes various administrative transaction fees and fees received from referral of leases to third parties and gain on sale of leases, recognized as earned.

Securities Available for Sale

Securities available for sale consist of mutual funds and municipal bonds that are measured at fair value on a recurring basis. Unrealized holding gains or losses of all securities available for sale, net of related deferred

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financing Related Costs

Financing related costs primarily consist of bank commitment fees paid to our financing sources on the unused portion of our loan facility. These fees are recognized as incurred.

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

Based on the October 28, 2009 amendment to the 2003 Equity Compensation Plan, the fair value calculations for the one-time stock option exchange program were based on a binomial valuation model which considered many variables, such as the volatility of our stock and the expected term of an option, including consideration of the ratio of stock price to the exercise price at which exercise is expected to occur. The binomial

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation model was used for both the surrendered stock options and the new replacement options under the stock option exchange program.

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

Income Taxes

The Income Taxes Topic of the FASB ASC requires the use of the asset and liability method under which deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of the enacted tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, management considers the scheduled reversal of deferred tax liabilities and projected future taxable income, the level of historical taxable income, projections for future taxable income over the periods which the deferred tax assets are deductible and available tax planning strategies.

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

At December 31, 2015 and 2014, there were no uncertain tax positions. The periods subject to examination for the Company’s federal return include the 2012 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2012 through the present are subject to examination. As of December 31, 2015, the Company has a net receivable balance of $4.4 million, due to estimated payments exceeding the calculated liability.

The Company records penalties and accrued interest related to taxes, including penalties and interest related to uncertain tax positions, in income tax expense. Uncertain tax positions are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on merits

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the position. We concluded that there are no significant uncertain tax positions requiring recognition in our financial statements and we did not have any accrued interest or penalties associated with uncertain tax positions.

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

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date for ASU 2014-09, Revenue from Contracts with Customers. The amendments in this Update defer the effective date of Update 2014-09 by one year. The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments —Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). The purpose of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	December 31,
	2015	2014
	(Dollars in thousands)
Minimum lease payments receivable	$761,694	$710,801
Estimated residual value of equipment	27,364	27,458
Unearned lease income, net of initial direct costs and fees deferred	(102,358)	(98,738)
Security deposits	(2,208)	(2,600)
Loans, including unamortized deferred fees and costs	6,353	1,123
Allowance for credit losses	(8,413)	(8,537)

	$682,432	$629,507

At December 31, 2015, a total of $0.2 million of minimum lease payments receivable is assigned as collateral for the borrowing facility. At December 31, 2015, there is no amount outstanding under this borrowing facility and the unused borrowing capacity is $50.0 million. In addition, $35.4 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs, net of fees deferred, which were $11.1 million and $10.1 million as of December 31, 2015 and December 31, 2014, respectively, are netted in unearned income and will be amortized to income using the effective interest method. At December 31, 2015 and December 31, 2014, $22.7 million and $22.0 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of December 31, 2015:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2016	$320,040	$53,224
2017	218,593	29,029
2018	129,975	13,667
2019	66,325	5,267
2020	25,170	1,110
Thereafter	1,591	61

	$761,694	$102,358

As of December 31, 2015 and December 31, 2014, the Company maintained total finance receivables which were on a non-accrual basis of $1.7 million. As of December 31, 2015 and December 31, 2014, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.5 million and $1.0 million, respectively. (See Note 5 for additional asset quality information).

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — Concentrations of Risk

As of December 31, 2015, leases approximating 12%, 10% and 9% of the net investment balance of leases by the Company were located in the states of California, Florida and Texas , respectively. No other state accounted for more than 8% of the net investment balance of leases owned and serviced by the Company as of December 31, 2015. As of December 31, 2015, no single vendor source accounted for more than 2% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2015. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including the medical, retail, service, manufacturing and restaurant industries, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. As of December 31, 2015, copiers comprised 83.1% of the estimated residual value of leased equipment. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2015. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment. There were no impairments of estimated residual value recorded during the years ended December 31, 2015, 2014 or 2013.

NOTE 5 — Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics for each of the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$8,537	$8,467	$6,488

Charge-offs	(12,453)	(11,463)	(9,499)
Recoveries	2,334	2,417	1,861

Net charge-offs	(10,119)	(9,046)	(7,638)

Provision for credit losses	9,995	9,116	9,617

Allowance for credit losses, end of period(1)	$8,413	$8,537	$8,467

Net charge-offs to average total finance receivables(2)	1.59%	1.50%	1.41%
Allowance for credit losses to total finance receivables, end of period(2)	1.24%	1.36%	1.42%
Average total finance receivables(2)	$636,790	$602,923	$540,717
Total finance receivables, end of period(2)	$679,738	$627,922	$595,253
Delinquencies greater than 60 days past due	$3,163	$3,602	$3,204
Delinquencies greater than 60 days past due(3)	0.41%	0.51%	0.47%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	265.98%	237.01%	264.26%
Non-accrual leases and loans, end of period	$1,677	$1,742	$1,665
Renegotiated leases and loans, end of period	$535	$1,014	$815

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	At December 31, 2015, the allowance for credit losses allocated to loans was $0.2 million. At December 31, 2014 and 2013, there was no allowance for credit losses allocated to loans.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 or more days. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At December 31, 2015 and 2014, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the year ended December 31, 2015 were $10.1 million, or 1.59% of average total finance receivables, compared to $9.0 million, or 1.50% of average total finance receivables, for the year ended December 31, 2014. The increase in net charge-offs during year ended December 31, 2015 compared to recent years is primarily due to the growth in average total finance receivables, the ongoing seasoning of the portfolio as reflected in the mix of origination vintages, the mix of credit profiles, and a slight increase in average charge-offs. Our key credit quality indicator is delinquency status.

NOTE 6 — Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31,
	2015	2014	Depreciable Life
	(Dollars in thousands)
Furniture and equipment	$2,798	$2,784	7 years
Computer systems and equipment	12,922	10,690	3-5 years
Leasehold improvements	1,185	1,170	Shorter of estimated useful life or remaining lease term

Total property and equipment	16,905	14,644
Less — Accumulated depreciation and amortization	(13,033)	(11,798)

Property and equipment, net	$3,872	$2,846

Depreciation and amortization expense was $1.2 million, $0.9 million and $0.9 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — Other Assets

Other assets are comprised of the following:

	December 31,
	2015	2014
	(Dollars in thousands)
Accrued fees receivable	$2,500	$2,465
Prepaid expenses	2,120	1,748
Income taxes receivable (See Note 12 for further discussion)	4,427	854
Other	3,474	3,250

	$12,521	$8,317

NOTE 8 — Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At December 31, 2015 and 2014, MBB had an unfunded commitment of $0.9 million and $0.8 million, respectively, for this activity. Unless renewed prior to termination, MBB’s membership in the consortium will expire in September 2016.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated balance sheet, statement of operations or cash flows.

As of December 31, 2015, the Company leases all eight of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Aurora, Colorado; and Denver, Colorado. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2015:

	Future Minimum Lease Payment Obligations
Period Ending December 31,	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2016	$102	$1,582	$1,684
2017	77	1,533	1,610
2018	—	1,478	1,478
2019	—	1,441	1,441
2020	—	689	689

Total minimum lease payments	$179	$6,723	$6,902

Less: amount representing interest	(9)

Present value of minimum lease payments	$170

Rent expense was $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. On February 23, 2014, MBB began offering the FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of December 31, 2015, money market deposit accounts totaled $52.7 million.

As of December 31, 2015, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
2016	$232,132
2017	170,370
2018	80,996
2019	31,896
2020	19,816

$535,210

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits outstanding at December 31, 2015 was 1.10%.

NOTE 10 — Long-term Borrowings

Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s long-term loan facility is classified as long-term borrowings. The funding facility has a variable rate based on the London Interbank Offered Rate (“LIBOR”). The Company did not have any outstanding long term borrowings at December 31, 2015 and December 31, 2014.

For the years ended December 31, 2015, 2014 and 2013, the Company incurred commitment fees on the unused portion of loan facilities of $0.1 million, $1.1 million, and $1.0 million, respectively. The decrease in the commitment fees is primarily due to renegotiated rates in the loan and security agreement.

The Company’s long-term borrowings would be collateralized by certain of the Company’s direct financing leases. The Company is restricted from selling, transferring or assigning these leases or placing liens or pledges on these leases. At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,
	2015	2014
	(Dollars in thousands)
Pledged Assets in Long-term Loan Facilities	$151	$4,569

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $23.0 million. As of December 31, 2015 and 2014, there were no balances outstanding on this line of credit.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $32.4 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $35.4 million of net investment in leases pledged at December 31, 2015.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s wholly-owned subsidiary, Marlin Receivables Corp. (“MRC”), closed on a $75.0 million, three-year committed loan facility with the lender finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. On April 8, 2015, the facility was amended to change the amount under the loan facility from $75.0 million to $50.0 million. On October 6, 2015, the facility was amended to extend the maturity date to February 4, 2016. On February 4, 2016, the facility was further amended to extend the maturity date to May 4, 2016. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the maturity date of the facility.

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

Financial Covenants

The Company’s secured borrowing arrangements contain numerous covenants, restrictions and default provisions that it must comply with in order to obtain funding through the facility and to avoid an event of default. Some of the critical financial and credit quality covenants under the Company’s borrowing arrangements as of December 31, 2015 include:

	Actual(1)	Requirement
Debt-to-equity ratio maximum	3.92 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0 to 1	5.0 to 1
Maximum portfolio delinquency ratio(2)	N/A	3.50%
Maximum gross charge-off ratio	1.94%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the applicable debt agreements, which may differ from ratios or amounts presented elsewhere in this document.
(2)	As of February 3, 2016, this covenant was waived effective December 31, 2015.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A change in certain executive officers as described in the loan documents is an event of default under our long-term loan facility with Wells Fargo Capital Finance, unless we hire a replacement with skills and experience appropriate for performing the duties of the applicable positions within 120 days. On April 30, 2015, the Company announced the resignation of Lynne C. Wilson from her role as Senior Vice President and Chief Financial Officer, effective May 31, 2015. The change did not have a material adverse effect on our financing arrangement with Wells Fargo Capital Finance because we hired a replacement, effective August 4, 2015, with similar skills and experience. On October 20, 2015, the Company announced the retirement of Daniel P. Dyer from his role as Chief Executive Officer and director of Marlin Business Services Corp., effective October 20, 2015. This change did not have a material adverse effect on our financing arrangement with Wells Fargo Capital Finance because Mr. Dyer’s duties have been assumed by someone with similar skills and experience.

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

As of December 31, 2015, the Company believes it was in compliance with the terms of its secured borrowing arrangements.

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

The Company’s balances measured at fair value on a recurring basis include the following as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
(Dollars in thousands)
Assets
Securities available for sale	$3,332	$3,067	$3,281	$2,441

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$60,129	$60,129	$110,656	$110,656
Time deposits with banks	7,368	7,356	0	0
Restricted interest-earning deposits with banks	216	216	711	711
Loans, net of allowance	6,179	6,152	1,123	1,123
Liabilities
Deposits	$587,940	$586,898	$550,119	$549,578

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of December 31, 2015 and December 31, 2014, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The Company maintains an interest-earning trust account related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at December 31, 2015 and December 31, 2014. This fair value measurement is classified as Level 1.

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

Loans

Two types of loans make up the loan balances. Participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of the Company’s loans approximates the carrying amount at December 31, 2015 and December 31, 2014. This estimate was based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also originates and invests in small business loans tailored to the small business market. Fair value for these loans are estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2.

Deposits

Deposit liabilities with no defined maturity such as MMDA deposits have a fair value equal to the amount payable on demand at the reporting date (i.e., their carrying amount). Fair value for certificates of deposits is

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated by discounting cash flows at current rates paid by the Company for similar certificates of deposit of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

NOTE 12 — Income Taxes

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current:
Federal	$7,983	$10,212	$9,112
State	1,582	1,764	1,325

Total current	9,565	11,976	10,437

Deferred
Federal	475	91	(811)
State	(778)	(145)	143

Total deferred	(303)	(54)	(668)

Total income tax expense	$9,262	$11,922	$9,769

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. For the years ended December 31, 2015, 2014 and 2013, there were no uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next 12 months.

The periods subject to examination for the Company’s federal return include the 2012 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2012 through the present are subject to examination. No material income tax interest or penalties were incurred for the years ended December 31, 2015, 2014 or 2013.

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes, primarily related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred income tax assets:
Allowance for credit losses	$3,532	$3,730
Accrued expenses	757	1,092
Deferred income	1,774	1,788
Deferred compensation	820	958
Other comprehensive income	80	11
Other	403	190

Total deferred income tax assets	7,366	7,769

Deferred income tax liabilities:
Lease accounting	(21,180)	(21,950)
Deferred acquisition costs	(2,908)	(2,889)
Depreciation	(127)	(151)

Total deferred income tax liabilities	(24,215)	(24,990)

Net deferred income tax liability	$(16,849)	$(17,221)

As of December 31, 2015, the Company has a net receivable balance of $4.4 million, due to estimated payments exceeding the calculated liability.

As of December 31, 2015, the Company has utilized all of its federal net operating loss carryforwards generated in prior tax years.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.2%	3.4%	3.7%
Other permanent differences	(0.6)%	(0.4)%	(0.5)%
Interest on amended returns	—%	—%	(0.6)%
Other	(0.9)%	0.1%	—%

Effective rate	36.7%	38.1%	37.6%

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted EPS has been computed by dividing net income allocated to common stock by the weighted average number of common shares used in computing basic EPS, further adjusted by including the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, into shares of common stock as if those securities were exercised or converted.

The following table provides net income and shares used in computing basic and diluted EPS:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$15,966	$19,350	$16,231
Less: net income allocated to participating securities	(465)	(552)	(593)

Net income allocated to common stock	$15,501	$18,798	$15,638

Weighted average common shares outstanding	12,722,234	12,887,643	12,905,110
Less: Unvested restricted stock awards considered participating securities	(357,361)	(367,147)	(506,985)

Adjusted weighted average common shares used in computing basic EPS	12,364,873	12,520,496	12,398,125

Basic EPS	$1.25	$1.50	$1.26

Diluted EPS
Net income allocated to common stock	$15,501	$18,798	$15,638

Adjusted weighted average common shares used in computing basic EPS	12,364,873	12,520,496	12,398,125
Add: Effect of dilutive stock options	16,679	55,442	87,096

Adjusted weighted average common shares used in computing diluted EPS	12,381,552	12,575,938	12,485,221

Diluted EPS	$1.25	$1.49	$1.25

For the years ended December 31, 2015, 2014 and 2013, options to purchase 5,203, 15,698 and 23,036 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s common stock for the respective periods.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.

During the year ended December 31, 2015, the Company purchased 594,760 shares of its common stock in the open market at an average cost of $17.09 per share under the 2014 Repurchase Plan. The Company purchased 113,884 shares of its common stock in the open market under the 2007 Repurchase Plan at an average cost of $19.66 per share and 97,507 shares of its common stock in the open market under the 2014 Repurchase Plan at an average cost of $19.08 per share during the year ended December 31, 2014. The Company purchased 231 shares of its common stock at an average cost of $18.52 per share during the year ended December 31, 2013 under the 2007 Repurchase Plan. At December 31, 2015, the Company had $ 3.2 million remaining in the 2014 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, the “Equity Plans”) may have shares withheld to cover income taxes. There were 65,143, 71,673 and 53,757 shares repurchased to cover income tax withholding in connection with shares granted under the Equity Plans during the years ended December 31, 2015, 2014 and 2013, respectively, at average per-share costs of $17.74, $22.64, and $21.65, respectively.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at December 31, 2015 was $123.5 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At December 31, 2015, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at December 31, 2015.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	19.63%	$150,222	4%	$30,603	5%		$38,254
Marlin Business Bank	16.90%	$123,483	5%	$36,542	5%		$36,542
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	20.86%	$150,222	4.5%	$32,414	6.5%		$46,820
Marlin Business Bank	17.54%	$123,483	6.5%	$45,769	6.5%		$45,769
Tier 1 Risk-based Capital
Marlin Business Services Corp.	20.86%	$150,222	6%	$43,219	8%		$57,625
Marlin Business Bank	17.54%	$123,483	8%	$56,331	8%		$56,331
Total Risk-based Capital
Marlin Business Services Corp.	22.02%	$158,635	8%	$57,625	10%		$72,031
Marlin Business Bank	18.71%	$131,758	15%	$105,620	10	%(1)	$70,413

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 18.71% at December 31, 2015 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — Stock-Based Compensation

Under the terms of the Company’s 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options or restricted stock grants is 1,200,000 with not more than 1,000,000 of such shares shall be available for issuance as restricted stock grants. There were 921,936 shares available for future grants under the 2014 Plan as of December 31, 2015, of which 721,936 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $2.8 million, $2.0 million and $2.6 for the years ended December 31, 2015, 2014 and 2013, respectively. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.3 million, $0.8 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

There were no stock options granted during the years ended December 31, 2015, 2014 and 2013.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity for the each of the three years in the period ended December 31, 2015 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2012	363,519	$11.21
Granted	—	—
Exercised	(127,957)	11.91
Forfeited	(4,229)	10.38
Expired	(12,416)	18.48

Outstanding, December 31, 2013	218,917	$10.40
Granted	—	—
Exercised	(14,469)	10.66
Forfeited	—	—
Expired	(11,097)	13.10

Outstanding, December 31, 2014	193,351	$10.23
Granted	—	—
Exercised	(61,937)	9.48
Forfeited	(80,728)	9.64
Expired	—	—

Outstanding, December 31, 2015	50,686	$12.09

During the years ended December 31, 2015, 2014 and 2013, the Company recognized total compensation expense related to options of $0.1 million, $0.1 million and $0.2 million, respectively.

There were 61,937, 14,469, and 127,957 stock options exercised during the years ended December 31, 2015, 2014 and 2013, respectively. The total pretax intrinsic value of stock options exercised was $0.6 million, $0.1 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2015:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$7.17 - 7.79	2,878	0.8	7.35	25	2,878	0.8	7.35	25
$12.08 - 12.41	47,808	1.4	12.38	176	43,918	1.4	12.37	162

	50,686	1.4	12.09	$201	46,796	1.4	12.06	$187

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.06 as of December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, there was no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations based on the most probable performance assumptions. As of December 31, 2015, less than $0.1 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 1.4 years.

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

Of the total restricted stock awards granted during the year ended December 31, 2015, 77,342 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2015, 2014 and 2013 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the each of the three years in the period ended December 31, 2015:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	523,967	$11.94
Granted	163,417	20.29
Vested	(160,738)	11.05
Forfeited	(32,184)	16.83

Outstanding at December 31, 2013	494,462	$14.67
Granted	118,293	18.72
Vested	(246,284)	14.36
Forfeited	(20,435)	19.46

Outstanding at December 31, 2014	346,036	$15.99
Granted	179,162	16.87
Vested	(188,287)	15.41
Forfeited	(23,675)	18.53

Outstanding at December 31, 2015	313,236	$16.65

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2015, 2014 and 2013, the Company granted restricted stock awards with grant date fair values totaling $3.0 million, $2.2 million and $3.3 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $2.7 million, $2.0 million and $2.4 million of compensation expense related to restricted stock for the years ended December 31, 2015, 2014 and 2013, respectively.

Of the $2.7 million total compensation expense related to restricted stock for the year ended December 31, 2015, approximately $0.5 million related to accelerated vesting during the first quarter of 2015, based on the achievement of certain performance criteria determined annually. Of the $2.0 million total compensation expense related to restricted stock for the year ended December 31, 2014, approximately $0.6 million related to accelerated vesting during the first quarter of 2014, which was also based on the achievement of certain performance criteria determined annually.

As of December 31, 2015, there was $3.6 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.0 years. In the event individual performance targets are achieved, $1.2 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 0.9 years. In addition, certain of the awards granted may result in the issuance of 43,764 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair values of shares that vested during the years ended December 31, 2015, 2014 and 2013 were $3.4 million, $5.4 million and $3.5 million, respectively.

Employee Stock Purchase Plan

In May 2012, the Company’s shareholders approved the adoption of the Company’s 2012 Employee Stock Purchase Plan (the “2012 ESPP”). Under the terms of the 2012 ESPP, employees have the opportunity to set aside up to 10% of their compensation (subject to certain maximums) and to purchase shares of common stock during designated offering periods at a price equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the fair market value per share on the purchase date. The aggregate number of shares that may be issued under the 2012 ESPP is 140,000. During the years ended 2015 and 2014 14,929 and 14,428 shares, respectively, of common stock were sold for $0.2 million and $0.3 million, respectively, pursuant to the terms of the 2012 ESPP. As of December 31, 2015, there were 87,128 shares remaining available for issuance under the 2012 ESPP.

NOTE 16 — Employee 401(k) Plan

The Company adopted a 401(k) plan (the “401(k) Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the 401(k) Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service guidelines. Effective July 1, 2007, the 401(k) Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. The Company’s Board of Directors voted to authorize the doubling of the required match for the calendar year 2012. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2015, 2014 and 2013 were approximately $0.2 million, $0.1 million and $0.4 million, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — Related Party Transactions

The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Company’s former Chief Executive Officer, is the President of The Selzer Company. The Company does not have any contractual arrangement with The Selzer Group or Richard Dyer, nor does it pay either of them any direct fees. Insurance premiums paid to The Selzer Company were $0.4 million, $0.4 million and $0.5 million during the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 18 — Parent Company

Summarized financial information of the parent company is as follows:

Parent Company — Balance Sheet

	December 31,
	2015	2014
	(Dollars in thousands, except per-share data)
ASSETS
Investment in and advances to subsidiaries:
Bank subsidiary	$123,398	$115,978
Nonbank subsidiaries	26,740	57,986

Total assets	$150,138	$173,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	—	—

Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,410,899 and 12,838,449 shares issued and outstanding at December 31, 2015 and 2014, respectively	124	128
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	81,703	89,130
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(129)	(17)
Retained earnings	68,442	84,725

Total stockholders’ equity	150,138	173,964

Total liabilities and stockholders’ equity	$150,138	$173,964

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company — Income Statement

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Income:
Dividends from nonbank subsidiaries	$43,569	$11,789	$42,537
Dividends from bank subsidiary	13,000	—	—

Total revenue	56,569	11,789	42,537
Total expense	—	—	—
Income before income taxes and equity in undistributed net income of subsidiaries	56,569	11,789	42,537
Income tax (benefit) expense	—	—	—
Equity in undistributed income (loss):
Bank subsidiary	7,532	20,484	16,167
Nonbank subsidiaries	(48,135)	(12,923)	(42,473)

Net Income	$15,966	$19,350	$16,231

Other comprehensive income:
Increase (decrease) in fair value of securities available for sale	(181)	388	(506)
Tax effect	69	(148)	194

Total other comprehensive income (loss)	(112)	240	(312)

Comprehensive income	$15,854	$19,590	$15,919

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company — Statement of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,966	$19,350	$16,321
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net (income) losses of subsidiaries	(2,966)	(19,350)	(424)

Net cash provided by operating activities	13,000	—	15,807

Cash flows from investing activities:
Capital returned from nonbank subsidiaries	43,569	11,789	26,730
Capital contributed to subsidiaries	(13,820)	(407)	(11,794)

Net cash provided by investing activities	29,749	11,382	14,936

Cash flows from financing activities:
Issuances of common stock	234	253	270
Repurchases of common stock	(11,320)	(5,727)	(1,168)
Dividends paid to common stockholders	(32,249)	(6,062)	(31,369)
Exercise of stock options	586	154	1,524

Net cash used in financing activities	(42,749)	(11,382)	(30,743)

Net increase in total cash and cash equivalents	—	—	—
Total cash and cash equivalents, beginning of period	—	—	—
Total cash and cash equivalents, end of period	$—	$—	$—

NOTE 19 — Events Subsequent to Year-End

The Company declared a dividend of $0.14 per share on February 1, 2016. The quarterly dividend, which amounted to a dividend payment of approximately $1.7 million, was paid on February 22, 2016 to shareholders of record on the close of business on February 12, 2016. It represented the Company’s eighteenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On February 4, 2016, the Company’s affiliate, MRC, amended its $50.0 million borrowing facility. The amendment changed the maturity date of the facility from February 4, 2016 to May 4, 2016.

Supplementary Data

The selected unaudited quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per-share data)
Year ended December 31, 2015
Interest income	$16,487	$16,488	$16,690	$16,997
Fee income	4,120	3,727	3,915	3,529
Interest and fee income	20,607	20,215	20,605	20,526
Interest expense	1,318	1,336	1,433	1,609
Provision for credit losses	3,340	2,216	1,986	2,453
Income tax expense	2,557	2,634	2,982	1,089
Net income(1)	4,055	4,149	4,797	2,965
Basic earnings per share	0.31	0.32	0.38	0.24
Diluted earnings per share	0.31	0.32	0.38	0.24
Cash dividends declared per share(2)	0.125	0.125	2.14	0.14
Net investment in leases and loans	628,019	641,082	659,253	682,432
Total assets	769,229	764,972	790,454	772,984

Year ended December 31, 2014
Interest income	$16,737	$16,740	$16,705	$16,582
Fee income	3,685	3,450	3,881	3,904
Interest and fee income	20,422	20,190	20,586	20,486
Interest expense	1,181	1,216	1,250	1,318
Provision for credit losses	1,732	2,124	2,706	2,554
Income tax expense	2,900	2,921	3,039	3,062
Net income	4,643	4,936	4,904	4,867
Basic earnings per share	0.36	0.38	0.38	0.38
Diluted earnings per share	0.36	0.38	0.38	0.38
Cash dividends declared per share	0.11	0.11	0.125	0.125
Net investment in leases and loans	600,516	615,132	618,691	629,507
Total assets	741,036	736,245	740,185	758,449

(1)	Net income for the second quarter of 2015 reflects an after-tax adjustment charge of approximately $0.2 million, or $0.02 diluted earnings per share, due to the departure of the Company’s Chief Financial Officer. Net income for the fourth quarter of 2015 reflects an after-tax adjustment charge of approximately $2.0 million, or $0.16 diluted earnings per share, due to the departure of the Company’s Chief Executive Officer.
(2)	In addition to the Company’s regular quarterly dividend, the Company’s Board of Directors declared a special cash dividend of $2.00 per share on September 14, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “1934 Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the 1934 Act. This controls evaluation was done under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer. Our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the 1934 Act) are designed and operating effectively to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting — Our Interim Chief Executive Officer and Chief Financial Officer provided a report on behalf of management on our internal control over financial reporting. The full text of management’s report is contained in Item 8 of this Form 10-K and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm — The attestation report of our independent registered public accounting firm on their assessment of internal control over financial reporting is contained in Item 8 of this Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.	Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

Supplementary Data.

2.	Financial Statement Schedules

Schedules are omitted because they are not applicable or are not required or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits.

Number	Description

1.1(5)	Purchase Agreement, dated November 15, 2006, between Piper Jaffray & Co., Primus Capital Fund IV Limited Partnership and its affiliate and Marlin Business Services Corp.

3.1(6)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

4.1(1)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(14)†	2003 Equity Compensation Plan of the Registrant, as amended.

10.2(10)†	Amendment 2009-1 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.3(10)†	Amendment 2009-2 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.4(10)†	Amendment 2009-3 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.5(14)†	2012 Employee Stock Purchase Plan of the Registrant.

Number	Description

10.6(2)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation.

10.7(1)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.8(8)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between Daniel P. Dyer and the Registrant.

10.9(1)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.10(4)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.

10.11(8)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between George D. Pelose and the Registrant.

10.12(15)†	Amendment 2013-1 dated as of November 6, 2013 to the Employment Agreement between George D. Pelose and the Registrant.

10.13(12)†	Compensation Policy for Non-Employee Independent Directors.

10.14(7)	Letter Agreement, dated as of June 11, 2007 and effective as of March 11, 2008, by and between the Registrant, Peachtree Equity Investment Management, Inc. and WCI (Private Equity) LLC.

10.15(9)	Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC.

10.16(11)	Receivables Loan and Security Agreement, dated as of September 24, 2010, by and among Marlin Leasing Receivables XIII LLC, Marlin Leasing Corporation, Key Equipment Finance Inc., the lenders party thereto and Wells Fargo Bank, National Association.

10.17(13)	First Amendment, dated as of June 26, 2012, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.18(16)	2014 Equity Compensation Plan.

10.19(17)	Form of Non-Employee Director Stock Award.

10.20(18)	Form of Employee Stock Award.

10.21(19)†	Employment Offer Letter between W. Taylor Kamp and Marlin Business Services Corp. dated as of August 3, 2015.

10.22(20)†	Severance Pay Plan for Senior Management.

10.23(21)	Seventh Amendment, dated as of February 4, 2016, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.24(22)†	Separation Agreement dated as of October 20, 2015 between Marlin Business Services Corp. and Daniel P. Dyer.

10.25(23)†	Consulting Agreement dated as of October 20, 2015 between Marlin Business Services Corp. and Daniel P. Dyer.

10.26(24)	Sixth Amendment, dated as of October 6, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

Number	Description

10.27(25)	Fifth Amendment, dated as of July 6, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.28(26)†	Separation Agreement and General Release of Claims dated as of April 30, 2015 between Marlin Business Services and Lynne C. Wilson.

10.29(27)	Fourth Amendment, dated as of April 8, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.30(28)	Third Amendment, dated as of January 7, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill LLC (now known as Wells Fargo Capital Finance, LLC).

16.1(3)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.

21.1	List of Subsidiaries (Filed herewith).

23.1	Consent of Deloitte & Touche LLP (Filed herewith).

31.1	Certification of the Interim Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended) (Furnished herewith).

101	Financial statements from the Annual Report on Form 10-K of the Company for the period ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Submitted electronically with this report).

†	Management contract or compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated May 19, 2006 and filed on May 25, 2006, and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006, and incorporated by reference herein.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated March 11, 2008 and filed on March 17, 2008, and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated December 31, 2008 and filed on January 7, 2009, and incorporated by reference herein.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated October 9, 2009 and filed on October 13, 2009, and incorporated by reference herein.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated October 28, 2009 and filed on November 2, 2009, and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated September 24, 2010 and filed on September 27, 2010, and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 5, 2010, and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated June 26, 2012 filed on July 2, 2012, and incorporated by reference herein.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form DEF 14A filed on April 23, 2012, and incorporated by reference herein.
(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated November 6, 2013, and incorporated by reference herein.
(16)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein.
(17)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2014, and incorporated by reference herein.
(18)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2014, and incorporated by reference herein.
(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10- Q for the period ended September 30, 2015 filed on November 3, 2015, and incorporated by reference herein.
(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed on August 5, 2015, and incorporated by reference herein.
(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 8, 2016, and incorporated by reference herein.
(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2015, and incorporated by reference herein.
(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2015, and incorporated by reference herein.
(24)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 9, 2015, and incorporated by reference herein.
(25)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 8, 2015, and incorporated by reference herein.

(26)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 30, 2015, and incorporated by reference herein.
(27)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 8, 2015, and incorporated by reference herein.
(28)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 12, 2015, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2016

MARLIN BUSINESS SERVICES CORP.

By:	/s/ EDWARD J. SICILIANO
Edward J. Siciliano
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/S/ EDWARD J. SICILIANO	Interim Chief Executive Officer	March 4, 2016
	Edward J. Siciliano	(Principal Executive Officer)

By:	/S/ W. TAYLOR KAMP	Chief Financial Officer and	March 4, 2016
	W. Taylor Kamp	Senior Vice President
(Principal Financial and
Accounting Officer)

By:	/S/ LAWRENCE J. DEANGELO	Chairman of the Board of Directors	March 4, 2016
Lawrence J. DeAngelo

By:	/S/ JOHN J. CALAMARI	Director	March 4, 2016
John J. Calamari

By:	/S/ MATTHEW J. SULLIVAN	Director	March 4, 2016
Matthew J. Sullivan

By:	/S/ J. CHRISTOPHER TEETS	Director	March 4, 2016
J. Christopher Teets

By:	/S/ JAMES W. WERT	Director	March 4, 2016
James W. Wert

By:	/S/ SCOTT HEIMES	Director	March 4, 2016
Scott Heimes