Form 10-Q
period 2016-03-31
MARLIN BUSINESS SERVICES CORP
filed 2016-04-29
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes  ☐    No  ☑

At April 25, 2016, 12,494,809 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended March 31, 2016

PART I. Financial Information

Item 1.  Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015

	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$3,402	$4,946
Interest-earning deposits with banks	61,691	55,183

Total cash and cash equivalents	65,093	60,129
Time deposits with banks	8,613	7,368
Restricted interest-earning deposits with banks	112	216
Securities available for sale (amortized cost of $6.4 million and $6.6 million at
March 31, 2016 and December 31, 2015, respectively)	6,276	6,399
Net investment in leases and loans	702,126	682,432
Property and equipment, net	3,687	3,872
Property tax receivables	5,866	47
Other assets	9,333	12,521

Total assets	$801,106	$772,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$612,721	$587,940
Other liabilities:
Sales and property taxes payable	7,911	2,686
Accounts payable and accrued expenses	11,709	15,371
Net deferred income tax liability	16,289	16,849

Total liabilities	648,630	622,846

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,492,310 and 12,410,899 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	125	124
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Additional paid-in capital	82,056	81,703
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(49)	(129)
Retained earnings	70,346	68,442

Total stockholders’ equity	152,476	150,138

Total liabilities and stockholders’ equity	$801,106	$772,984

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(Dollars in thousands, except per-share data)

Interest income	$17,531	$16,487
Fee income	3,834	4,120

Interest and fee income	21,365	20,607
Interest expense	1,692	1,318

Net interest and fee income	19,673	19,289
Provision for credit losses	3,075	3,340

Net interest and fee income after provision for credit losses	16,598	15,949

Other income:
Insurance income, net	1,622	1,466
Other income	455	365

Other income	2,077	1,831

Other expense:
Salaries and benefits	8,200	6,967
General and administrative	4,465	4,093
Financing related costs	34	108

Other expense	12,699	11,168

Income before income taxes	5,976	6,612
Income tax expense	2,325	2,557

Net income	$3,651	$4,055

Basic earnings per share	$0.29	$0.31
Diluted earnings per share	$0.29	$0.31

Cash dividends declared and paid per share	$0.14	$0.125

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Net income	$3,651	$4,055

Other comprehensive income (loss):
Increase (decrease) in fair value of securities available for sale	130	(29)
Tax effect	(50)	11

Total other comprehensive income (loss)	80	(18)

Comprehensive income	$3,731	$4,037

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	(Dollars in thousands)

Balance, December 31, 2014	12,838,449	$128	$89,130	$(2)	$(17)	$84,725	$173,964
Issuance of common stock	14,929	—	234	—	—	—	234

Repurchase of common stock	(659,903)	(7)	(11,313)	—	—	—	(11,320)
Exercise of stock options	61,937	1	585	—	—	—	586
Excess tax benefits from stock-based payment arrangements	—	—	333	—	—	—	333

Stock option compensation recognized	—	—	108	—	—	—	108
Restricted stock grant, net of forfeitures	155,487	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	2,628	—	—	—	2,628
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(112)	—	(112)
Net income	—	—	—	—	—	15,966	15,966
Cash dividends declared	—	—	—	—	—	(32,249)	(32,249)

Balance, December 31, 2015	12,410,899	$124	$81,703	$(2)	$(129)	$68,442	$150,138
Repurchase of common stock	(21,448)	—	(309)	—	—	—	(309)
(Deficit) tax benefits from stock-based payment arrangements	—	—	(80)	—	—	—	(80)
Restricted stock grant, net of forfeitures	102,859	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	743	—	—	—	743
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	80	—	80
Net income	—	—	—	—	—	3,651	3,651
Cash dividends declared	—	—	—	—	—	(1,747)	(1,747)

Balance, March 31, 2016	12,492,310	$125	$82,056	$(2)	$(49)	$70,346	$152,476

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(Dollars in thousands)

Cash flows from operating activities:
Net income	$3,651	$4,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	448	393
Stock-based compensation	743	909
Excess tax (benefits) deficit from stock-based payment arrangements	80	(138)
Provision for credit losses	3,075	3,340
Net deferred income taxes	(610)	(378)
Amortization of deferred initial direct costs and fees	2,030	1,831
Deferred initial direct costs and fees	(2,567)	(1,792)
Loss on equipment disposed	254	137
Effect of changes in other operating items:
Other assets	(2,824)	(5,444)
Other liabilities	1,587	2,487

Net cash provided by operating activities	5,867	5,400

Cash flows from investing activities:
Net change in time deposits with banks	(1,245)	(3,135)
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(108,393)	(81,667)
Principal collections on leases and loans	85,253	78,848
Security deposits collected, net of refunds	(148)	(42)
Proceeds from the sale of equipment	802	833
Acquisitions of property and equipment	(174)	(964)
Change in restricted interest-earning deposits with banks	104	(834)
Purchases of securities available for sale, net	253	139

Net cash (used in) investing activities	(23,548)	(6,822)

Cash flows from financing activities:
Net change in deposits	24,781	7,716
Repurchases of common stock	(309)	(2,676)
Dividends paid	(1,747)	(1,616)
Exercise of stock options	—	333
Excess tax benefits (deficit) from stock-based payment arrangements	(80)	138

Net cash provided by financing activities	22,645	3,895

Net increase in total cash and cash equivalents	4,964	2,473
Total cash and cash equivalents, beginning of period	60,129	110,656

Total cash and cash equivalents, end of period	$65,093	$113,129

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$1,530	$1,133
Net cash paid for income taxes	$345	$123

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position at March 31, 2016, the results of operations for the three-month periods ended March 31, 2016 and 2015, and cash flows for the three-month periods ended March 31, 2016 and 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2016. The consolidated results of operations for the three-month periods ended March 31, 2016 and 2015 and the consolidated statements of cash flows for the three-month periods ended March 31, 2016 and 2015 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

There have been no significant changes to the Company’s accounting policies as disclosed in the Company’s 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements.

In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	March 31,	December 31,
	2016	2015

	(Dollars in thousands)
Minimum lease payments receivable	$778,995	$761,694
Estimated residual value of equipment	27,191	27,364
Unearned lease income, net of initial direct costs and fees deferred	(104,377)	(102,358)
Security deposits	(2,060)	(2,208)
Loans, including unamortized deferred fees and costs	11,568	6,353
Allowance for credit losses	(9,191)	(8,413)

	$702,126	$682,432

At March 31, 2016, there were no minimum lease payments receivable assigned as collateral for the borrowing facility. At March 31, 2016, there is no amount outstanding under this borrowing facility and the unused borrowing capacity is $50.0 million. In addition, $35.6 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs net of fees deferred were $ 11.6 million and $ 11.1 million as of March 31, 2016 and December 31, 2015, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. At March 31, 2016 and December 31, 2015, $22.7 million of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of March 31, 2016:

	Minimum Lease
	Payments	Income
	Receivable	Amortization

	(Dollars in thousands)
Period Ending December 31,
2016	$252,247	$43,080
2017	248,056	34,679
2018	154,715	17,271
2019	82,521	7,214
2020	36,915	1,961
Thereafter	4,541	172

	$778,995	$104,377

As of March 31, 2016 and December 31, 2015, the Company maintained total finance receivables which were on a non-accrual basis of $2.4 million and $1.7 million, respectively. As of March 31, 2016 and December 31, 2015, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.5 million. (See Note 4 for income recognition on leases and loans and additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2016	2015	2015

	(Dollars in thousands)
Allowance for credit losses, beginning of period	$8,413	$8,537	$8,537

Charge-offs	(2,818)	(3,143)	(12,453)
Recoveries	521	497	2,334

Net charge-offs	(2,297)	(2,646)	(10,119)

Provision for credit losses	3,075	3,340	9,995

Allowance for credit losses, end of period(1)	$9,191	$9,231	$8,413

Annualized net charge-offs to average total finance receivables (2)	1.35%	1.70%	1.59%

Allowance for credit losses to total finance receivables, end of period (2)	1.31%	1.47%	1.24%

Average total finance receivables (2)	$679,252	$622,120	$636,790
Total finance receivables, end of period (2)	$699,672	$627,167	$679,738

Delinquencies greater than 60 days past due	$4,114	$4,057	$3,163
Delinquencies greater than 60 days past due (3)	0.52%	0.57%	0.41%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	223.41%	227.53%	265.98%

Non-accrual leases and loans, end of period	$2,352	$1,975	$1,677
Renegotiated leases and loans, end of period	$503	$774	$535

(1)	At March 31, 2016, December 31, 2015 and March 31, 2015, the allowance for credit losses allocated to loans was $0.3 million, $0.2 million and $0.1 million, respectively.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At March 31, 2016, December 31, 2015 and March 31, 2015, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended March 31, 2016 were $2.3 million (1.35% of average total finance receivables on an annualized basis), compared to $2.6 million (1.60% of average total finance receivables on an annualized basis) for the three-month period ended December 31, 2015 and $2.6 million (1.70% of average total finance receivables on an annualized basis) for the three-month period ended March 31, 2015.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	March 31,	December 31,
	2016	2015

	(Dollars in thousands)
Accrued fees receivable	$2,458	$2,500
Prepaid expenses	1,873	2,120
Income taxes receivable	1,761	4,427
Other	3,241	3,474

	$9,333	$12,521

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At March 31, 2016, MBB had an unfunded commitment of $1.0 million for this activity. Unless renewed prior to termination, MBB’s one-year commitment to the consortium will expire in September 2016.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of March 31, 2016, the Company leases all nine of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Aurora, Colorado; Denver, Colorado; and Plymouth, Michigan. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of March 31, 2016:

	Future Minimum Lease Payment Obligations
	Capital	Operating
Period Ending December 31,	Leases	Leases	Total

	(Dollars in thousands)
2016	$76	$1,189	$1,265
2017	77	1,528	1,605
2018	—	1,472	1,472
2019	—	1,435	1,435
2020	—	687	687

Total minimum lease payments	$153	$6,311	$6,464

Less: amount representing interest	(6)

Present value of minimum lease payments	$147

Rent expense was $0.3 million for each of the three-month periods ended March 31, 2016 and March 31, 2015.

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. On February 23, 2014, MBB began offering FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of March 31, 2016, money market deposit accounts totaled $52.2 million.

As of March 31, 2016, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)

Period Ending December 31,
2016	$196,882
2017	185,488
2018	92,762
2019	41,420
2020	35,401
Thereafter	8,544

Total	$560,497

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at March 31, 2016 was 1.15%.

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

The Company’s balances measured at fair value on a recurring basis include the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016 Fair Value Measurements Using		December 31, 2015 Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2

	(Dollars in thousands)
Assets
Securities available for sale	$3,396	$2,880	$3,332	$3,067

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$65,093	$65,093	$60,129	$60,129
Time deposits with banks	8,613	8,628	7,368	7,356
Restricted interest-earning deposits with banks	112	112	216	216
Loans, net of allowance	11,283	11,141	6,179	6,152

Financial Liabilities
Deposits	$612,721	$613,446	$587,940	$586,898

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of March 31, 2016 and December 31, 2015, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The Company maintains interest-earning trust accounts related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at March 31, 2016 and December 31, 2015. This fair value measurement is classified as Level 1.

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

Loans

The loan balances are comprised of three types of loans. Participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at March 31, 2016 and December 31, 2015 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans are estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended March 31,

	2016	2015

	(Dollars in thousands, except per- share data)

Basic EPS
Net income	$3,651	$4,055
Less: net income allocated to participating securities	(103)	(123)

Net income allocated to common stock	$3,548	$3,932

Weighted average common shares outstanding	12,472,536	12,857,294
Less: Unvested restricted stock awards considered participating securities	(351,602)	(370,053)

Adjusted weighted average common shares used in computing basic EPS	12,120,934	12,487,241

Basic EPS	$0.29	$0.31

Diluted EPS
Net income allocated to common stock	$3,548	$3,932

Adjusted weighted average common shares used in computing basic EPS	12,120,934	12,487,241
Add: Effect of dilutive stock options	5,878	36,017

Adjusted weighted average common shares used in computing diluted EPS	12,126,812	12,523,258

Diluted EPS	$0.29	$0.31

For the three-month periods ended March 31, 2016 and March 31, 2015, options to purchase 2,334 shares and 15,698 shares of common stock, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

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

During the three months ended March 31, 2016, the Company did not repurchase any of its common stock under the 2014 Repurchase Plan in the open market. The Company purchased 112,129 shares of its common stock in the open market under the 2014 Repurchase Plan at an average cost of $18.45 per share during the three-month period ended March 31, 2015. At March 31, 2016, the Company had $3.2 million remaining in the 2014 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. During the three-month periods ended March 31, 2016 and March 31, 2015, there were 21,448 shares and 33,186 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan at an average cost of $14.44 per share and $18.27 per share, respectively.

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

On January 1, 2015, the Company and MBB became subject to new capital adequacy standards under the Basel III rules. The new standards require a minimum for Tier 1 leverage ratio of 4%. The new standards raised the required minimum Tier 1 risk-based ratio from 4% to 6%. The total risk-based capital ratio of 8% did not change. The new capital adequacy standards establish a new common equity Tier 1 risk-based capital ratio with a required 4.5% minimum (6.5% to be considered well-capitalized). There is also a new capital conservation buffer which is phased in from 2015 to 2019. When added to the minimum capital ratios and fully phased in, the capital conservation buffer will require banking organizations to hold an additional 2.5% of capital above the minimum requirements. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at March 31, 2016 was $128.1 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At March 31, 2016, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at March 31, 2016.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount

	(Dollars in thousands)

Tier 1 Leverage Capital
Marlin Business Services Corp.	19.39%	$152,509	4%	$31,467	5%		$39,333
Marlin Business Bank	17.03%	$128,145	5%	$37,629	5%		$37,629
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	20.51%	$152,509	4.5%	$33,469	6.5%		$48,344
Marlin Business Bank	17.73%	$128,145	6.5%	$46,970	6.5%		$46,970
Tier 1 Risk-based Capital
Marlin Business Services Corp.	20.51%	$152,509	6%	$44,625	8%		$59,500
Marlin Business Bank	17.73%	$128,145	8%	$57,810	8%		$57,810
Total Risk-based Capital
Marlin Business Services Corp.	21.74%	$161,700	8%	$59,500	10%		$74,375
Marlin Business Bank	18.98%	$137,179	15%	$108,393	10	% (1)	$72,262

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 18.98% at March 31, 2016 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 11 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options or restricted stock grants is 1,200,000 with not more than 1,000,000 of such shares available for issuance as restricted stock grants. There were 815,259 shares available for future grants under the 2014 Plan as of March 31, 2016, of which 615,259 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $0.7 million and $0.9 million for the three-month periods ended March 31, 2016 and March 31, 2015, respectively. An excess tax deficit from stock-based payment arrangements increased cash provided by operating activities and decreased cash provided by financing activities by $0.1 million for the three-month period ended March 31, 2016. Excess tax benefits from stock-based payment arrangements decreased cash provided by operating activities and increased cash provided by financing activities by $0.1 million for the three-month period ended March 31, 2015.

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

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during either of the three-month periods ended March 31, 2016 and March 31, 2015.

A summary of option activity for the three-month period ended March 31, 2016 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2015	50,686	$12.09
Granted	—	—
Exercised	—	—
Forfeited	(1,666)	12.41
Expired	—	—

Outstanding, March 31, 2016	49,020	12.08

During each of the three-month periods ended March 31, 2016 and March 31, 2015, the Company did not recognize compensation expense related to options.

During the three-month period ended March 31, 2016, there were no stock options exercised. There were 34,164 stock options exercised with a total pretax intrinsic value of $0.3 million during the three-month period ended March 31, 2015.

The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2016.

Options Outstanding					Options Exercisable

		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate

		Average	Average	Intrinsic		Average	Average	Intrinsic

Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value

Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$7.17 - 7.79	2,878	0.5	$7.35	$20	2,878	0.5	$7.35	$20
$12.08 - 12.41	46,142	1.1	12.37	90	43,918	1.1	12.37	85

	49,020	1.1	12.08	$110	46,796	1.1	12.06	$105

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.31 as of March 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2016, there was no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations based on the most probable performance assumptions. As of March 31, 2016, $0.1 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 1.1 years.

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

Of the total restricted stock awards granted during the three-month period ended March 31, 2016, 70,163 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2015 and 2016 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the three months ended March 31, 2016:

		Weighted

		Average

		Grant-Date

Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2015	313,236	$16.65
Granted	120,291	14.74
Vested	(56,904)	18.11
Forfeited	(17,432)	18.08

Outstanding at March 31, 2016	359,191	15.71

During the three-month periods ended March 31, 2016 and March 31, 2015, the Company granted restricted stock awards with a grant date fair value totaling $1.8 million and $2.1 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.7 million and $0.9 million of compensation expense related to restricted stock for the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

Of the $0.7 million total compensation expense related to restricted stock for the three-month period ended March 31, 2016, approximately $0.4 million related to accelerated vesting based on achievement of certain performance criteria determined annually. Of the $0.9 million total compensation expense related to restricted stock for the three-month period ended March 31, 2015, approximately $0.6 million related to accelerated vesting, which was also based on the achievement of certain performance criteria determined annually.

As of March 31, 2016, there was $4.3 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.2 years. In the event individual performance targets are achieved, $1.6 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.8 years. In addition, certain of the awards granted may result in the issuance of 55,976 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended March 31, 2016 and March 31, 2015 was $0.8 million and $1.7 million, respectively.

NOTE 12 – Subsequent Events

The Company declared a dividend of $0.14 per share on April 28, 2016. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on May 19, 2016 to shareholders of record on the close of business on May 9, 2016. It represents the Company’s nineteenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Item 2.   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Form 10-K for the year ended December 31, 2015 filed with the SEC. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

¡	availability, terms and deployment of funding and capital;
¡	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;
¡	the degree and nature of our competition;
¡	availability and retention of qualified personnel;
¡	general volatility of the capital markets; and
¡	the factors set forth in the section captioned “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2016, our lease portfolio consisted of 83,292 accounts with an average original term of 48 months and average original transaction size of approximately $14,000.

During the first quarter of 2015, the Company launched Funding Stream, a new, flexible loan program of MBB. Funding Stream is tailored to the small business market to provide customers a convenient, hassle free alternative to traditional lenders and access to capital to help grow their businesses. As of March 31, 2016, the Company had approximately $8.6 million of book value of small business loans on the balance sheet. Generally, these loans range from $5,000 to $100,000, have flexible 6 to 24 month terms, and have automated daily payback. Small business owners can apply online, in ten minutes or less, on www.Fundingstream.com. Approved borrowers can receive funds in as little as two days.

At March 31, 2016, we had $801.1 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $702.1 million at March 31, 2016.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the Three Months Ended March 31,	As of or For the Year Ended December 31,
	2016	2015	2014	2013	2012	2011
Number of sales account executives	136	136	115	124	114	93
Number of originating sources(1)	1,075	1,093	1,117	1,173	1,117	827

  (1) Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended March 31, 2016, our annualized net credit losses were 1.35% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 68% of our lease portfolio at March 31, 2016 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits, and money market demand accounts raised nationally by MBB. The Company also maintains a variable-rate long-term loan facility. As of March 31, 2016 the variable-rate long term loan facility did not have a balance. Historically, leases were funded through variable-rate facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations were accounted for as on-balance sheet transactions and, therefore, we did not recognize gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations primarily through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of March 31, 2016, total MBB deposits were $612.7 million, compared to $587.9 million at December 31, 2015. We had no outstanding secured borrowings as of both March 31, 2016 and December 31, 2015.

Fixed rate leases may be financed with variable-rate funding sources, therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates. In contrast to previous facilities, our current long-term loan facility does not require annual refinancing.

Historically, from time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any derivative agreements at March 31, 2016.

Through the issuance of FDIC-insured deposits, the Company’s wholly-owned subsidiary, MBB, serves as the Company’s primary funding source. In the future MBB may elect to offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

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

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies as described in our 2015 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2016 and March 31, 2015

Net income. Net income of $3.7 million was reported for the three-month period ended March 31, 2016, resulting in diluted EPS of $0.29, compared to net income of $4.1 million and diluted EPS of $0.31 for the three-month period ended March 31, 2015.

Return on average assets was 1.88% for the three-month period ended March 31, 2016, compared to a return of 2.17% for the three-month period ended March 31, 2015. Return on average equity was 9.74% for the three-month period ended March 31, 2016, compared to a return of 9.33% for the three-month period ended March 31, 2015.

Overall, our average net investment in total finance receivables for the three-month period ended March 31, 2016 increased 9.2% to $679.3 million, compared to $622.1 million for the three-month period ended March 31, 2015. This change was primarily due to origination volume continuing to exceed lease and loan repayments. The end-of-period net investment in total finance receivables at March 31, 2016 was $702.1 million, an increase of $19.7 million, or 2.9%, from $682.4 million at December 31, 2015.

During the three months ended March 31, 2016, we generated 6,316 new leases with equipment cost of $102.1 million, compared to 5,691 new leases with equipment cost of $81.4 million generated for the three months ended March 31, 2015. Sales staffing levels increased from 125 sales account executives at March 31, 2015 to 136 sales account executives at March 31, 2016. Approval rates decreased 1% to 62% for the quarter ended March 31, 2016, compared to 63% for the quarter ended March 31, 2015.

For the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015, net interest and fee income increased $0.4 million, or 2.1%, primarily due to a $1.0 increase in interest income, partially offset by a $0.4 million increase in interest expense. The provision for credit losses decreased $0.2 million, or 6.1%, to $3.1 million for the three-month period ended March 31, 2016 from $3.3 million for the same period in 2015, primarily due to lower net charge-offs quarter over quarter.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,
	2016			2015

	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$61,981	$47	0.30%	$106,601	$33	0.12%
Time Deposits	8,035	23	1.13	808	2	1.12
Restricted interest-earning deposits with banks	170	—	0.08	670	—	0.01
Securities available for sale	6,302	35	2.25	5,654	30	2.09
Net investment in leases(3)	670,416	16,785	10.01	620,937	16,405	10.57
Loans receivable(3)	8,835	641	29.02	1,183	17	5.77

Total interest-earning assets	755,739	17,531	9.27	735,853	16,487	8.96

Non-interest-earning assets:
Cash and due from banks	4,210			461
Property and equipment, net	3,842			3,084
Property tax receivables	2,957			422
Other assets(4)	11,766			10,206

Total non-interest-earning assets	22,775			14,173

Total assets	$778,514			$750,026

Interest-bearing liabilities:
Certificate of Deposits(5)	$548,986	$1,628	1.19%	499,843	$1,287	1.03%
Money Market Deposits(5)	52,683	64	0.49	48,569	31	0.25

Total interest-bearing liabilities	601,669	1,692	1.13	548,412	1,318	0.96

Non-interest-bearing liabilities:
Sales and property taxes payable	5,073			1,934
Accounts payable and accrued expenses	4,410			7,918
Net deferred income tax liability	17,446			17,943

Total non-interest-bearing liabilities	26,929			27,795

Total liabilities	628,598			576,207

Stockholders’ equity	149,916			173,819

Total liabilities and stockholders’ equity	$778,514			$750,026

Net interest income		$15,839			$15,169
Interest rate spread(6)			8.14%			8.00%
Net interest margin(7)			8.38%			8.25%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.61%			134.18%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.(4)

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

	Three Months Ended March 31, 2016 Compared To
	Three Months Ended March 31, 2015
	Increase (Decrease) Due To:

	Volume(1)	Rate(1)	Total

	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(18)	$32	$14
Time Deposits	20	1	21
Restricted interest-earning deposits with banks	—	—	—
Securities available for sale	3	2	5
Net investment in leases	1,266	(886)	380
Loans receivable	384	240	624
Total interest income	452	592	1,044

Interest expense:
Certificate of Deposits	134	207	341
Money Market Deposits	3	30	33
Total interest expense	136	238	374

Net interest income	414	256	670

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,
	2016	2015

	(Dollars in thousands)

Interest income	$17,531	$16,487
Fee income	3,834	4,120

Interest and fee income	21,365	20,607
Interest expense	1,692	1,318

Net interest and fee income	$19,673	$19,289

Average total finance receivables(1)	$679,252	$622,120

Annualized percent of average total finance receivables:
Interest income	10.32%	10.60%
Fee income	2.26	2.65

Interest and fee income	12.58	13.25
Interest expense	1.00	0.85

Net interest and fee margin	11.58%	12.40%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $0.4 million, or 2.1%, to $19.7 million for the three months ended March 31, 2016 from $19.3 million for the three months ended March 31, 2015. The annualized net interest and fee margin decreased 82 basis points to 11.58% in the three-month period ended March 31, 2016 from 12.40% for the same period in 2015.

Interest income, net of amortized initial direct costs and fees, was $17.5 million and $16.5 million for the three-month periods ended March 31, 2016 and March 31, 2015, respectively. Average total finance receivables increased $57.2 million, or 9.2%, to $679.3 million at March 31, 2016 from $622.1 million at March 31, 2015. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease and loan repayments. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated was 11.69% for the three-month period ended March 31, 2016 compared to 10.85% for the three-month period ended March 31, 2015.

Fee income was $3.8 million and $4.1 million for the three-month periods ended March 31, 2016 and March 31, 2015, respectively. Fee income included approximately $1.0 million and $0.9 million of net residual income for the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

Fee income also included approximately $2.4 million and $2.7 million in late fee income for the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

Fee income, as an annualized percentage of average total finance receivables, decreased 39 basis points to 2.26% for the three-month period ended March 31, 2016 from 2.65% for the same period in 2015. Late fees remained the largest component of fee income at 1.39% as an annualized percentage of average total finance receivables for the three-month period ended March 31, 2016, compared to 1.73% for the three-month period ended March 31, 2015. As an annualized percentage of average total finance receivables, net residual income was 0.60% for the three-month period ended March 31, 2016, compared to 0.58% for the three-month period ended March 31, 2015.

Interest expense increased $0.4 million to $1.7 million, or 1.13% as an annualized percentage of average deposits, for the three-month period ended March 31, 2016, from $1.3 million, or 0.96% as an annualized percentage of average deposits, for the three-month period ended March 31, 2015. The increase was primarily due to an increase in rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 15 basis points to 1.00% for the three-month period ended March 31, 2016, from 0.85% for the same period in 2015. The average balance of deposits was $601.7 million and $548.4 million for the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

There were no borrowings outstanding for each of the three months ended March 31, 2016, and March 31, 2015.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At March 31, 2016, brokered certificates of deposit represented approximately 58% of total deposits, while approximately 34% of total deposits were obtained from direct channels, and 8% were in the brokered MMDA Product.

Insurance income. Insurance income increased $0.1 million to $1.6 million for the three-month period ended March 31, 2016 from $1.5 million for the three-month period ended March 31, 2015, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $0.5 million and $0.4 million for the three-month periods ended March 31, 2016 and March 31, 2015, respectively. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties and gain on sale of leases, recognized as earned.

Salaries and benefits expense. Salaries and benefits expense increased $1.2 million, or 17.1%, to $8.2 million for the three-month period ended March 31, 2016 from $7.0 million for the same period in 2015. The increase was primarily due to an increase in total personnel. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.83% for the three-month period ended March 31, 2016 compared with 4.48% for the same period in 2015. Total personnel increased to 309 at March 31, 2016 from 296 at March 31, 2015.

General and administrative expense. General and administrative expense increased $0.4 million, or 9.8%, to $4.5 million for the three months ended March 31, 2016 from $4.1 million for the same period in 2015. General and administrative expense as an annualized percentage of average total finance receivables was 2.63% for each of the three-month periods ended March 31, 2016 and March 31, 2015. Selected major components of general and administrative expense for the three-month period ended March 31, 2016 included $0.8 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.5 million of data processing expense, and $0.5 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended March 31, 2015 included $0.8 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.5 million of data processing expense, and $0.3 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were less than $0.1 million for the three-month period ended March 31, 2016, compared to $0.1 million for the three-month period ended March 31, 2015.

Provision for credit losses. The provision for credit losses decreased $0.2 million, or 6.1%, to $3.1 million for the three months ended March 31, 2016 from $3.3 million for the same period in 2015, primarily due to lower net charge-offs. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $2.3 million for the three-month periods ended March 31, 2016, compared to $2.6 million for the same period in 2015. Net charge-offs as an annualized percentage of average total finance receivables decreased to 1.35% during the three-month period ended March 31, 2016, from 1.70% for the same period in 2015. The allowance for credit losses increased to approximately $9.2 million at March 31, 2016, an increase of $0.8 million from $8.4 million at December 31, 2015.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $2.3 million and $2.6 million was recorded for the three-month periods ended March 31, 2016 and March 31, 2015, respectively. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.9% for the three-month period ended March 31, 2016 compared to 38.7% for the three-month period ended March 31, 2015.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $19.7 million, or 2.9%, to $702.1 million at March 31, 2016 from $682.4 million at December 31, 2015. We continue to monitor our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for the borrowing facility as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three-month periods ended March 31, 2016 and March 31, 2015, and the year ended December 31, 2015:

	Three Months Ended March 31,		Year Ended December 31,

	2016	2015	2015

	(Dollars in thousands)

Allowance for credit losses, beginning of period	$8,413	$8,537	$8,537

Charge-offs	(2,818)	(3,143)	(12,453)
Recoveries	521	497	2,334

Net charge-offs	(2,297)	(2,646)	(10,119)

Provision for credit losses	3,075	3,340	9,995

Allowance for credit losses, end of period(1)	$9,191	$9,231	$8,413

Annualized net charge-offs to average total finance receivables (2)	1.35%	1.70%	1.59%

Allowance for credit losses to total finance receivables, end of period (2)	1.31%	1.47%	1.24%

Average total finance receivables (2)	$679,252	$622,120	$636,790

Total finance receivables, end of period (2)	$699,672	$627,167	$679,738

Delinquencies greater than 60 days past due	$4,114	$4,057	$3,163
Delinquencies greater than 60 days past due (3)	0.52%	0.57%	0.41%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	223.41%	227.53%	265.98%

Non-accrual leases and loans, end of period	$2,352	$1,975	$1,677
Renegotiated leases and loans, end of period	$503	$774	$535
Accruing leases and loans past due 90 days or more	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$31	$27	$153
Interest income excluded on non-accrual leases and loans(5)	$30	$24	$41

(1)	At March 31, 2016, December 31, 2015 and March 31, 2015, the allowance for credit losses allocated to loans was $0.3 million, $0.2 million and $0.1 million, respectively.

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

Net charge-offs for the three months ended March 31, 2016 were $2.3 million (1.35% of average total finance receivables on an annualized basis), compared to $2.6 million (1.60% of average total finance receivables on an annualized basis) for the three months ended December 31, 2015 and $2.6 million (1.70% of average total finance receivables on an annualized basis) for the three months ended March 31, 2015. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.52% at March 31, 2016 and 0.41% at December 31, 2015, compared to 0.57% at March 31, 2015. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of March 31, 2016, approximately 68% of our leases were one dollar purchase option leases, 31% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of March 31, 2016, there were $27.2 million of residual assets retained on our Consolidated Balance Sheet, of which $22.7 million, or 83.4%, were related to copiers. As of December 31, 2015, there were $27.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.7 million, or 83.1%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of March 31, 2016 and December 31, 2015, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $1.0 million and $0.9 million of net residual income for the three-month periods ended March 31, 2016 and March 31, 2015, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.3 million and $1.0 million for the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

The net loss on residual values disposed at end of term totaled approximately $0.3 million and $0.1 million for the three-month periods ended March 31, 2016 and March 31, 2015, respectively. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

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

The Company declared a dividend of $0.14 per share on February 1, 2016. The quarterly dividend was paid on February 22, 2016 to shareholders of record on the close of business on February 12, 2016, which resulted in a dividend payment of approximately $1.7 million. It represented the Company’s eighteenth consecutive quarterly cash dividend.

At March 31, 2016, we had approximately $75.0 million of available borrowing capacity from our borrowing facility and a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $65.1 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 4.02 to 1 at March 31, 2016 and 3.92 to 1 at December 31, 2015.

Net cash used in investing activities was $23.5 million for the three-month period ended March 31, 2016, compared to net cash used in investing activities of $6.8 million for the three-month period ended March 31, 2015. The decrease in cash flows from investing activities is primarily due to $26.7 million more of purchases of equipment for direct financing lease contracts partially offset by $1.9 million less in time deposits with banks and $6.4 million more of principal collections on leases and loans due to higher average finance receivables. Investing activities primarily relate to leasing activities.

Net cash provided by financing activities was $22.6 million for the three-month period ended March 31, 2016, compared to net cash provided by financing activities of $3.9 million for the three-month period ended March 31, 2015. The increase in cash flows from financing activities is primarily due to a $17.1 million increase in deposits. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $5.9 million for the three-month period ended March 31, 2016, compared to net cash provided by operating activities of $5.4 million for the three-month period ended March 31, 2015.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using FDIC-insured deposits issued through MBB and, to a much lesser extent, advances under our long-term bank facility. Total cash and cash equivalents available as of March 31, 2016 totaled $65.1 million, compared to $60.1 million at December 31, 2015.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC-insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of March 31, 2016 and December 31, 2015 totaled $8.6 million and $7.4 million, respectively.

Restricted Interest-earning Deposits with Banks. As of March 31, 2016, we also had $0.1 million of cash that was classified as restricted interest-earning deposits with banks, compared to $0.2 million at December 31, 2015. Restricted interest-earning deposits with banks consist primarily of trust accounts related to our secured debt facility.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at March 31, 2016 and December 31, 2015. Information pertaining to our borrowing facilities is as follows:

	For the Three Months Ended March 31, 2016				As of March 31, 2016
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate (2)	Outstanding	Rate (2)	Capacity(1)

	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	— %	$—	— %	$25,000
Long-term loan facilities	50,000	—	—	— %	—	— %	50,000

	$75,000		$—	— %	$—	— %	$75,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2016, MBB had $32.3 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $32.3 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $35.6 million of net investment in leases pledged at March 31, 2016.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s affiliate, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. On April 8, 2015, the facility was amended to change the amount under the loan facility from $75.0 million to $50.0 million. On October 6, 2015, the facility was amended to extend the maturity date to February 4, 2016. On February 4, 2016, the facility was further amended to extend the maturity date to May 4, 2016. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the commitment termination date of the facility. There was no amount outstanding under the facility at March 31, 2016.

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

Some of the critical financial and credit quality covenants under our borrowing arrangement as of March 31, 2016 include:

	Actual(1)	Requirement

Debt-to-equity ratio maximum	4.02 to 1	5.5 to 1

Maximum servicer senior leverage ratio	0 to 1	5.0 to 1

Maximum portfolio delinquency ratio	0.53%	3.50%

Maximum gross charge-off ratio	1.84%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the debt agreement, which may differ from ratios or amounts presented elsewhere in this document.

As of March 31, 2016, the Company was in compliance with the provisions of its secured borrowing arrangement.

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

At March 31, 2016, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 17.03%, 17.73%, 17.73% and 18.98%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At March 31, 2016, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 19.39%, 20.51%, 20.51% and 21.74%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at March 31, 2016 was $128.1 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. Following the expiration of MBB’s three-year de novo period, the Company provided MBB with additional capital to support growth of $25 million in 2011, $10 million in 2012, and $10 million in 2013. Additional capital was not required from the Company in 2014 and 2015 as MBB is able to support future growth.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to March 31, 2016

The Company declared a dividend of $0.14 per share on April 28, 2016. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on May 19, 2016 to shareholders of record on the close of business on May 9, 2016. It represents the Company’s nineteenth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of March 31, 2016 were as follows:

	Contractual Obligations as of March 31, 2016

Period Ending December 31,	Certificates of Deposits (1)	Contractual Interest Payments(2)	Operating Leases	Leased Facilities	Capital Leases	Total

	(Dollars in thousands)
2016	$196,882	$3,905	$3	$1,186	$76	$202,052
2017	185,488	3,729	4	1,524	77	190,822
2018	92,762	2,097	4	1,468	—	96,331
2019	41,420	970	4	1,431	—	43,825
2020	35,401	388	1	686	—	36,476
Thereafter	8,544	311	—	—	—	8,855

Total	$560,497	$11,400	$16	$6,295	$153	$578,361

(1)	Money market deposit accounts are not included. As of March 31, 2016, money market deposit accounts totaled $52.2 million.
(2)	Includes interest on certificates of deposits and borrowings. Interest on the variable-rate long-term loan facility is assumed at the March 31, 2016 rate for the remaining term.

There were no off-balance sheet arrangements requiring disclosure at March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.   Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material impact on our business, financial condition, results of operations or cash flows.

Item 1A.   Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On July 29, 2014, the Company’s Board of Directors approved the 2014 Repurchase Plan to replace the 2007 Repurchase Plan. Under the 2014 Repurchase Plan, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. During the three months ended March 31, 2016, the Company did not repurchase any of its common stock under the 2014 Repurchase Plan in the open market.

In addition to the repurchases described above, pursuant to the 2014 Equity Plan, participants may have shares withheld to cover income taxes. There were 21,448 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Plan during the three-month period ended March 31, 2016, at an average cost of $14.44 per share. At March 31, 2016, the Company had $3.2 million remaining in the 2014 Repurchase Plan.

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

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003 and incorporated by reference herein.
(3)	Previously filed with the SEC as an exhibit to the Company’s to the Company’s Current Report on Form 8-K, filed on February 8, 2016 and incorporated by reference herein.

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

Date: April 29, 2016