Form 10-Q
period 2016-06-30
MARLIN BUSINESS SERVICES CORP
filed 2016-07-29
CIK 1260968

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Yes ☐    No ☑

At July 26, 2016, 12,539,431 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2016

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015

	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$3,463	$4,946
Interest-earning deposits with banks	75,304	55,183

Total cash and cash equivalents	78,767	60,129
Time deposits with banks	9,108	7,368
Restricted interest-earning deposits with banks	26	216
Securities available for sale (amortized cost of $6.4 million and $6.6 million at June 30, 2016 and December 31, 2015, respectively)	6,336	6,399
Net investment in leases and loans	730,750	682,432
Property and equipment, net	3,736	3,872
Property tax receivables	5,381	47
Other assets	7,687	12,521

Total assets	$841,791	$772,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$650,429	$587,940
Other liabilities:
Sales and property taxes payable	6,948	2,686
Accounts payable and accrued expenses	13,778	15,371
Net deferred income tax liability	14,951	16,849

Total liabilities	686,106	622,846

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,539,581 and 12,410,899 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	125	124
Additional paid-in capital	82,518	81,703
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(22)	(129)
Retained earnings	73,066	68,442

Total stockholders’ equity	155,685	150,138

Total liabilities and stockholders’ equity	$841,791	$772,984

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in thousands, except per-share data)

Interest income	$18,187	$16,488	$35,718	$32,975
Fee income	3,969	3,727	7,803	7,847

Interest and fee income	22,156	20,215	43,521	40,822
Interest expense	1,857	1,336	3,549	2,654

Net interest and fee income	20,299	18,879	39,972	38,168
Provision for credit losses	2,668	2,216	5,743	5,556

Net interest and fee income after provision for credit losses	17,631	16,663	34,229	32,612

Other income:
Insurance income, net	1,570	1,358	3,192	2,824
Other income	493	399	948	764

Other income	2,063	1,757	4,140	3,588

Other expense:
Salaries and benefits	7,812	7,265	16,012	14,232
General and administrative	4,628	4,330	9,093	8,423
Financing related costs	34	42	68	150

Other expenses	12,474	11,637	25,173	22,805

Income before income taxes	7,220	6,783	13,196	13,395
Income tax expense	2,752	2,634	5,077	5,191

Net income	$4,468	$4,149	$8,119	$8,204

Basic earnings per share	$0.36	$0.32	$0.65	$0.64
Diluted earnings per share	$0.36	$0.32	$0.65	$0.64

Cash dividends declared per share	$0.14	$0.125	$0.28	$0.25

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in thousands)

Net income	$4,468	$4,149	$8,119	$8,204

Other comprehensive income (loss):

Increase (decrease) in fair value of securities available for sale	42	(64)	172	(93)
Tax effect	(15)	24	(65)	35

Total other comprehensive income (loss)	27	(40)	107	(58)

Comprehensive income	$4,495	$4,109	$8,226	$8,146

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	(Dollars in thousands)

Balance, December 31, 2014	12,838,449	$128	$89,130	$(2)	$(17)	$84,725	$173,964
Issuance of common stock	14,929	—	234	—	—	—	234
Repurchase of common stock	(659,903)	(7)	(11,313)	—	—	—	(11,320)
Exercise of stock options	61,937	1	585	—	—	—	586
Excess tax benefits from stock-based payment arrangements	—	—	333	—	—	—	333
Stock option compensation recognized	—	—	108	—	—	—	108
Restricted stock grant, net of forfeitures	155,487	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	2,628	—	—	—	2,628
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(112)	—	(112)
Net income	—	—	—	—	—	15,966	15,966
Cash dividends declared	—	—	—	—	—	(32,249)	(32,249)

Balance, December 31, 2015	12,410,899	$124	$81,703	$(2)	$(129)	$68,442	$150,138
Issuance of common stock	7,981	—	122	—	—	—	122
Repurchase of common stock	(21,938)	—	(317)	—	—	—	(317)
Exercise of stock options	3,455	—	39	—	—	—	39
(Deficit) tax benefits from stock-based payment arrangements	—	—	(90)	—	—	—	(90)
Restricted stock grant, net of forfeitures	139,184	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	1,062	—	—	—	1,062
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	107	—	107
Net income	—	—	—	—	—	8,119	8,119
Cash dividends declared	—	—	—	—	—	(3,495)	(3,495)

Balance, June 30, 2016	12,539,581	$125	$82,518	$(2)	$(22)	$73,066	$155,685

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015

	(Dollars in thousands)

Cash flows from operating activities:
Net income	$8,119	$8,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	893	787
Stock-based compensation	1,062	1,222
Excess tax (benefits) deficit from stock-based payment arrangements	90	(317)
Provision for credit losses	5,743	5,556
Net deferred income taxes	(1,974)	(1,367)
Amortization of deferred initial direct costs and fees	4,102	3,680
Deferred initial direct costs and fees	(5,471)	(3,874)
Loss on equipment disposed	387	216
Gain on leases sold	(72)	—
Leases originated for sale	(378)	—
Proceeds from sale of leases	2,779	—
Effect of changes in other operating items:
Other assets	(738)	(5,799)
Other liabilities	2,637	1,300

Net cash provided by operating activities	17,179	9,608

Cash flows from investing activities:
Net change in time deposits with banks	(1,740)	(7,368)
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(229,598)	(175,013)
Principal collections on leases and loans	172,817	156,349
Security deposits collected, net of refunds	(382)	(139)
Proceeds from the sale of equipment	1,755	1,650
Acquisitions of property and equipment	(566)	(1,771)
Change in restricted interest-earning deposits with banks	190	168
Purchases of securities available for sale, net	235	(629)

Net cash (used in) investing activities	(57,289)	(26,753)

Cash flows from financing activities:
Net change in deposits	62,489	4,071
Issuances of common stock	122	121
Repurchases of common stock	(317)	(4,622)
Dividends paid	(3,495)	(3,215)
Exercise of stock options	39	557
Excess tax benefits (deficit) from stock-based payment arrangements	(90)	317

Net cash provided by (used in) financing activities	58,748	(2,771)

Net (decrease) increase in total cash and cash equivalents	18,638	(19,916)
Total cash and cash equivalents, beginning of period	60,129	110,656

Total cash and cash equivalents, end of period	$78,767	$90,740

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$3,249	$2,401
Net cash paid for income taxes	$2,632	$7,483

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the Company’s financial position at June 30, 2016 and the results of operations for the three-and six-month periods ended June 30, 2016 and 2015, and cash flows for the six-month periods ended June 30, 2016 and 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2016. The consolidated results of operations for the three-and six-month periods ended June 30, 2016 and 2015 and the consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

There have been no significant changes to the Company’s accounting policies as disclosed in the Company’s 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements.

In May 2016, the FASB issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update affect only certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	June 30,	December 31,
	2016	2015

	(Dollars in thousands)
Minimum lease payments receivable	$805,745	$761,694
Estimated residual value of equipment	27,029	27,364
Unearned lease income, net of initial direct costs and fees deferred	(107,934)	(102,358)
Security deposits	(1,826)	(2,208)
Commercial loans, net of origination costs and fees deferred
Funding Stream	12,623	5,115
Other (1)	4,543	1,238

Total commercial loans	17,166	6,353
Allowance for credit losses	(9,430)	(8,413)

	$730,750	$682,432

(1)	Other loans are comprised of loans by MBB to satisfy its obligations under the Community Reinvestment Act of 1977 and other commercial loans.

At June 30, 2016, there were no minimum lease payments receivable assigned as collateral for the borrowing facility. At June 30, 2016, there is no amount outstanding under this borrowing facility and the unused borrowing capacity is $50.0 million. In addition, $34.2 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs net of fees deferred were $12.3 million and $11.0 million as of June 30, 2016 and December 31, 2015, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs net of fees deferred were $0.2 million and $0.1 million as of June 30, 2016 and December 31, 2015, respectively. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At June 30, 2016 and December 31, 2015, $22.5 million and $22.7 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of June 30, 2016:

	Minimum Lease
	Payments	Income
	Receivable	Amortization

	(Dollars in thousands)
Period Ending December 31,
2016	$177,251	$31,305
2017	281,577	41,598
2018	183,089	21,788
2019	102,659	9,688
2020	50,490	3,154
Thereafter	10,679	401

	$805,745	$107,934

As of June 30, 2016 and December 31, 2015, the Company maintained total finance receivables which were on a non-accrual basis of $1.8 million and $1.7 million, respectively. As of June 30, 2016 and December 31, 2015, there were no commercial loans on a non-accrual basis. As of June 30, 2016 and December 31, 2015, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.5 million. As of June 30, 2016 and December 31, 2015, there were no commercial loans that had been renegotiated. (See Note 4 for income recognition on leases and loans and additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended			Six Months Ended		Year Ended
	June 30,			June 30,		December 31,
	2016		2015	2016	2015	2015

	(Dollars in thousands)
Allowance for credit losses, beginning of period		$9,191	$9,231	$8,413	$8,537	$8,537

Charge-offs		(3,180)	(3,457)	(5,999)	(6,600)	(12,453)
Recoveries		751	577	1,273	1,074	2,334

Net charge-offs		(2,429)	(2,880)	(4,726)	(5,526)	(10,119)

Provision for credit losses		2,668	2,216	5,743	5,556	9,995

Allowance for credit losses, end of period	(1)	$9,430	$8,567	$9,430	$8,567	$8,413

Annualized net charge-offs to average total finance receivables	(2)	1.38%	1.84%	1.36%	1.77%	1.59%

Allowance for credit losses to total finance receivables, end of period	(2)	1.30%	1.34%	1.30%	1.34%	1.24%

Average total finance receivables	(2)	$706,039	$627,079	$692,645	$624,600	$636,790
Total finance receivables, end of period	(2)	$727,707	$639,333	$727,707	$639,333	$679,738

Delinquencies greater than 60 days past due		$3,548	$2,899	$3,548	$2,899	$3,163
Delinquencies greater than 60 days past due	(3)	0.43%	0.40%	0.43%	0.40%	0.41%
Allowance for credit losses to delinquent accounts greater than 60 days past due	(3)	265.78%	295.52%	265.78%	295.52%	265.98%

Non-accrual leases and loans, end of period		$1,771	$1,433	$1,771	$1,433	$1,677
Renegotiated leases and loans, end of period		$450	$572	$450	$572	$535

(1)	At June 30, 2016, December 31, 2015, and June 30, 2015 the allowance for credit losses allocated to loans was $0.5 million, $0.2 million, and less than $0.1 million, respectively.
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

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At June 30, 2016, December 31, 2015 and June 30, 2015, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended June 30, 2016 were $2.4 million (1.38% of average total finance receivables on an annualized basis), compared to $2.3 million (1.35% of average total finance receivables on an annualized basis) for the three-month period ended March 31, 2016 and $2.9 million (1.84% of average total finance receivables on an annualized basis) for the three-month period ended June 30, 2015.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	June 30,	December 31,
	2016	2015

	(Dollars in thousands)
Accrued fees receivable	$2,538	$2,500
Prepaid expenses	1,848	2,120
Income taxes receivable	—	4,427
Other	3,301	3,474

	$7,687	$12,521

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At June 30, 2016, MBB had an unfunded commitment of $1.0 million for this activity. Unless renewed prior to termination, MBB’s one-year commitment to the consortium will expire in September 2016.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of June 30, 2016, the Company leases all nine of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Aurora, Colorado; Denver, Colorado; and Plymouth, Michigan. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of June 30, 2016:

	Future Minimum Lease Payment Obligations
	Capital	Operating
Period Ending December 31,	Leases	Leases	Total

	(Dollars in thousands)
2016	$51	$794	$845
2017	77	1,531	1,608
2018	—	1,472	1,472
2019	—	1,435	1,435
2020	—	687	687

Total minimum lease payments	$128	$5,919	$6,047

Less: amount representing interest	(5)

Present value of minimum lease payments	$123

Rent expense was $0.5 million for each of the six-month periods ended June 30, 2016 and June 30, 2015.

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. On February 23, 2014, MBB began offering FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of June 30, 2016, money market deposit accounts totaled $51.1 million.

As of June 30, 2016, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2016	$120,042
2017	222,366
2018	127,202
2019	69,926
2020	42,072
Thereafter	17,705

Total	$599,313

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at June 30, 2016 was 1.21%.

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

Fair value is defined in GAAP as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date. GAAP focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. A three-level valuation hierarchy is required for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

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

The Company’s balances measured at fair value on a recurring basis include the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016 Fair Value Measurements Using		December 31, 2015 Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2

	(Dollars in thousands)
Assets
Securities available for sale	$3,436	$2,900	$3,332	$3,067

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$78,767	$78,767	$60,129	$60,129
Time deposits with banks	9,108	9,125	7,368	7,356
Restricted interest-earning deposits with banks	26	26	216	216
Loans, net of allowance	16,663	16,778	6,179	6,152

Financial Liabilities
Deposits	$650,429	$652,105	$587,940	$586,898

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of June 30, 2016 and December 31, 2015, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The Company maintains interest-earning trust accounts related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at June 30, 2016 and December 31, 2015. This fair value measurement is classified as Level 1.

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

Loans

The loan balances are comprised of three types of loans. Participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at June 30, 2016 and December 31, 2015 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans are estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in thousands, except per-share data)

Basic EPS
Net income	$4,468	$4,149	$8,119	$8,204
Less: net income allocated to participating securities	(129)	(118)	(231)	(241)

Net income allocated to common stock	$4,339	$4,031	$7,888	$7,963

Weighted average common shares outstanding	12,506,900	12,817,004	12,489,741	12,837,037
Less: Unvested restricted stock awards considered participating securities	(370,240)	(366,721)	(360,944)	(368,377)

Adjusted weighted average common shares used in computing basic EPS	12,136,660	12,450,283	12,128,797	12,468,660

Basic EPS	$0.36	$0.32	$0.65	$0.64

Diluted EPS
Net income allocated to common stock	$4,339	$4,031	$7,888	$7,963

Adjusted weighted average common shares used in computing basic EPS	12,136,660	12,450,283	12,128,797	12,468,660
Add: Effect of dilutive stock options	6,521	14,355	6,237	25,215

Adjusted weighted average common shares used in computing diluted EPS	12,143,181	12,464,638	12,135,034	12,493,875

Diluted EPS	$0.36	$0.32	$0.65	$0.64

For the three-month periods ended June 30, 2016 and June 30, 2015, options to purchase 2,224 and 14,609 shares of common stock, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

For the six-month periods ended June 30, 2016 and June 30, 2015, options to purchase 2,279 and 15,151 shares of common stock, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

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

During the three and six month periods ended June 30, 2016, the Company did not repurchase any of its common stock under the 2014 Repurchase Plan in the open market. During the three- and six-month periods ended June 30, 2015, the Company purchased 98,394 shares and 210,523 shares of its common stock under the 2014 Repurchase Plan at an average cost of $18.96 and $18.69, respectively. At June 30, 2016, the Company had $3.2 million remaining in the 2014 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. There were 490 and 21,938 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during each of the three- and six-month periods ended June 30, 2016, at average per-share costs of $14.89 and $14.45, respectively. There were 4,541 and 37,727 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during the three- and six-month periods ended June 30, 2015, at average per-share costs of $17.87 and $18.22, respectively.

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

On January 1, 2015, the Company and MBB became subject to new capital adequacy standards under the Basel III rules. The new standards require a minimum for Tier 1 leverage ratio of 4%. The new standards raised the required minimum Tier 1 risk-based ratio from 4% to 6%. The total risk-based capital ratio of 8% did not change. The new capital adequacy standards establish a new common equity Tier 1 risk-based capital ratio with a required 4.5% minimum (6.5% to be considered well-capitalized). The Company is required to have a level of regulatory capital in excess of the regulatory minimum and to have a capital buffer above 0.625% for 2016. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at June 30, 2016 was $127.5 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At June 30, 2016, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at June 30, 2016.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount

	(Dollars in thousands)

Tier 1 Leverage Capital
Marlin Business Services Corp.	18.90%	$155,706	4%	$32,954	5%		$41,192
Marlin Business Bank	15.92%	$127,514	5%	$40,049	5%		$40,049
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	20.14%	$155,706	4.5%	$34,789	6.5%		$50,251
Marlin Business Bank	16.89%	$127,514	6.5%	$49,085	6.5%		$49,085
Tier 1 Risk-based Capital
Marlin Business Services Corp.	20.14%	$155,706	6%	$46,385	8%		$61,847
Marlin Business Bank	16.89%	$127,514	8%	$60,412	8%		$60,412
Total Risk-based Capital
Marlin Business Services Corp.	21.36%	$165,136	8%	$61,847	10%		$77,309
Marlin Business Bank	18.12%	$136,843	15%	$113,273	10%	(1)	$75,516

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 18.12% at June 30, 2016 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 11 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options or restricted stock grants is 1,200,000 with not more than 1,000,000 of such shares available for issuance as restricted stock grants. There were 778,934 shares available for future grants under the 2014 Plan as of June 30, 2016, of which 578,934 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $0.3 million for each of the three-month periods ended June 30, 2016 and June 30, 2015. Total stock-based compensation expense was $1.1 million and $1.2 million for the six-month periods ended June 30, 2016 and June 30, 2015, respectively. An excess tax deficit from stock-based payment arrangements increased cash provided by operating activities and decreased cash provided by financing activities by $0.1 million for the six-month period ended June 30, 2016. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.3 million for the six-month periods ended June 30, 2015.

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

The Company also issues stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during the three-month and six-month periods ended June 30, 2016 and June 30, 2015.

A summary of option activity for the six-month period ended June 30, 2016 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2015	50,686	$12.09
Granted	—	—
Exercised	(3,455)	11.29
Forfeited	(1,666)	12.41
Expired	—	—

Outstanding, June 30, 2016	45,565	12.14

During each of the three-month periods ended June 30, 2016 and June 30, 2015 the Company did not recognize compensation expense related to options. During each of the six-month periods ended June 30, 2016 and June 30, 2015 the Company did not recognize compensation expense related to options.

There were 3,455 and 23,691 stock options exercised during the three-month periods ended June 30, 2016 and June 30, 2015, respectively. The total pretax intrinsic values of stock options exercised were less than $0.1 million and $0.2 million for the three-month periods ended June 30, 2016 and June 30, 2015, respectively.

The total pretax intrinsic values of stock options exercised were less than $0.1 million and $0.6 million for the six-month periods ended June 30, 2016 and June 30, 2015, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2016:

Options Outstanding					Options Exercisable

		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate

		Average	Average	Intrinsic		Average	Average	Intrinsic

Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value

Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$7.17	2,041	0.3	$7.17	$19	2,041	0.3	$7.17	$19
$12.08 - 12.41	43,524	0.9	12.37	171	41,300	0.9	12.37	162

	45,565	0.9	12.14	$190	43,341	0.9	12.13	$181

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.30 as of June 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2016, there was no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations based on the most probable performance assumptions. As of June 30, 2016, $0.1 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 0.9 years.

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

Of the total restricted stock awards granted during the six-month period ended June 30, 2016, 74,207 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2015 and 2016 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the six months ended June 30, 2016:

		Weighted

		Average

		Grant-Date

Non-vested restricted stock	Shares	Fair Value

Outstanding at December 31, 2015	313,236	$16.65

Granted	157,516	14.80

Vested	(58,184)	18.22

Forfeited	(18,332)	18.01

Outstanding at June 30, 2016	394,236	15.62

During the three-month periods ended June 30, 2016 and June 30, 2015, the Company granted restricted stock awards with grant date fair values totaling $0.6 million and $0.5 million, respectively. During the six-month periods ended June 30, 2016 and June 30, 2015, the Company granted restricted stock awards with grant date fair values totaling $2.3 million and $2.5 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.3 million of compensation expense related to restricted stock for each of the three-month periods ended June 30, 2016 and June 30, 2015, respectively. The Company recognized $1.1 million and $1.2 million of compensation expense related to restricted stock for the six-month periods ended June 30, 2016 and June 30, 2015, respectively.

Of the $1.1 million total compensation expense related to restricted stock for the six-month period ended June 30, 2016, approximately $0.5 million related to accelerated vesting during the first quarter of 2016, based on achievement of certain performance criteria determined annually. Of the $1.2 million total compensation expense related to restricted stock for the six-month period ended June 30, 2015, approximately $0.5 million related to accelerated vesting during the first quarter of 2015, which was also based on the achievement of certain performance criteria determined annually.

As of June 30, 2016, there was $4.5 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.3 years. In the event individual performance targets are achieved, $1.6 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.5 years. In addition, certain of the awards granted may result in the issuance of 57,998 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended June 30, 2016 and June 30, 2015 was $0.1 million and $0.5 million, respectively. The fair value of shares that vested during the six-month periods ended June 30, 2016 and June 30, 2015 was $0.8 million and $2.2 million, respectively.

NOTE 12 – Subsequent Events

The Company declared a dividend of $0.14 per share on July 28, 2016. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.8 million, is scheduled to be paid on August 18, 2016 to shareholders of record on the close of business on August 8, 2016. It represents the Company’s twentieth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At June 30, 2016, our lease portfolio consisted of 85,062 accounts with an average original term of 48 months and average original transaction size of approximately $15,000.

During the first quarter of 2015, the Company launched Funding Stream, a new, flexible loan program of MBB. Funding Stream is tailored to the small business market to provide customers a convenient, hassle free alternative to traditional lenders and access to capital to help grow their businesses. As of June 30, 2016, the Company had approximately $12.6 million, not including the allowance for credit losses allocated to loans of $0.5 million, of small business loans on the balance sheet. Generally, these loans range from $5,000 to $100,000, have flexible 6 to 24 month terms, and have automated daily or weekly payback. Small business owners can apply online, in ten minutes or less, on www.Fundingstream.com. Approved borrowers can receive funds in as little as two days.

At June 30, 2016, we had $841.8 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $730.8 million at June 30, 2016.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the
	Six Months
	Ended
	June 30,	As of or For the Year Ended December 31,
	2016	2015	2014	2013	2012	2011
Number of sales account executives	139	136	115	124	114	93
Number of originating sources(1)	1,107	1,093	1,117	1,173	1,117	827

  (1) Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and other expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended June 30, 2016, our annualized net credit losses were 1.38% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 69% of our lease portfolio at June 30, 2016 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits and money market demand accounts raised nationally by MBB. The Company also maintains a variable-rate long-term loan facility. As of June 30, 2016 the variable-rate long term loan facility did not have a balance. Historically, leases were funded through variable-rate facilities until they were refinanced through term note securitizations at fixed rates. All of our term note securitizations were accounted for as on-balance sheet transactions and, therefore, we did not recognize gains or losses from these transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations primarily through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of June 30, 2016, total MBB deposits were $650.4 million, compared to $587.9 million at December 31, 2015. We had no outstanding secured borrowings as of both June 30, 2016 and December 31, 2015.

Historically, from time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any derivative agreements at June 30, 2016.

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

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended June 30, 2016 and June 30, 2015

Net income. Net income of $4.5 million was reported for the three-month period ended June 30, 2016, resulting in diluted EPS of $0.36, compared to net income of $4.1 million and diluted EPS of $0.32 for the three-month period ended June 30, 2015.

Return on average assets was 2.19% for the three-month period ended June 30, 2016, compared to a return of 2.18% for the three-month period ended June 30, 2015. Return on average equity was 11.66% for the three-month period ended June 30, 2016, compared to a return of 9.47% for the three-month period ended June 30, 2015.

Overall, our average net investment in total finance receivables for the three-month period ended June 30, 2016 increased 12.6% to $706.0 million, compared to $627.1 million for the three-month period ended June 30, 2015. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at June 30, 2016 was $730.8 million, an increase of $48.4 million, or 7.1%, from $682.4 million at December 31, 2015.

During the three months ended June 30, 2016, we generated 6,681 new leases with equipment cost of $113.6 million, compared to 6,366 new leases with equipment cost of $92.7 million generated for the three months ended June 30, 2015. Sales staffing levels increased from 127 sales account executives at June 30, 2015 to 139 sales account executives at June 30, 2016. Approval rates decreased 6% to 58% for the quarter ended June 30, 2016, compared to 64% for the quarter ended June 30, 2015.

For the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015, net interest and fee income increased $1.4 million, or 7.4%, primarily due to a $1.7 million increase in interest income, partially offset by a $0.6 million increase in interest expense. The provision for credit losses increased $0.5 million, or 22.7%, to $2.7 million for the three-month period ended June 30, 2016 from $2.2 million for the same period in 2015, primarily due to growth in the portfolio.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2016 and June 30, 2015.

	Three Months Ended June 30,
	2016			2015

	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$72,664	$42	0.23%	$98,306	$34	0.14%
Time Deposits	8,843	28	1.26	5,512	14	1.04
Restricted interest-earning deposits with banks	58	-	0.08	1,182	—	0.01
Securities available for sale	6,273	35	2.23	5,556	30	2.15
Net investment in leases(3)	692,426	17,103	9.88	625,347	16,348	10.46
Loans receivable(3)	13,613	979	28.76	1,732	62	14.31

Total interest-earning assets	793,877	18,187	9.16	737,635	16,488	8.94

Non-interest-earning assets:
Cash and due from banks	1,671			1,495
Property and equipment, net	3,770			3,774
Property tax receivables	5,803			6,346
Other assets(4)	11,940			11,680

Total non-interest-earning assets	23,184			23,295

Total assets	$817,061			$760,930

Interest-bearing liabilities:
Certificate of Deposits(5)	$581,582	$1,787	1.23%	508,234	$1,304	1.03%
Money Market Deposits(5)	51,789	70	0.54	45,920	32	0.28

Total interest-bearing liabilities	633,371	1,857	1.17	554,154	1,336	0.97

Non-interest-bearing liabilities:
Sales and property taxes payable	7,606			6,784
Accounts payable and accrued expenses	5,555			7,049
Net deferred income tax liability	17,222			17,737

Total non-interest-bearing liabilities	30,383			31,570

Total liabilities	663,754			585,724

Stockholders’ equity	153,307			175,206

Total liabilities and stockholders’ equity	$817,061			$760,930

Net interest income		$16,330			$15,152
Interest rate spread(6)			7.99%			7.97%
Net interest margin(7)			8.23%			8.22%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.34%			133.11%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
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

	Three Months Ended June 30, 2016 Compared To
	Three Months Ended June 30, 2015
	Increase (Decrease) Due To:

	Volume(1)	Rate(1)	Total

	(Dollars in thousands)

Interest income:
Interest-earning deposits with banks	$(10)	$18	$8
Time Deposits	10	4	14
Securities available for sale	4	1	5
Net investment in leases	1,689	(934)	755
Loans receivable	799	118	917
Total interest income	1,281	418	1,699

Interest expense:
Certificate of Deposits	204	279	483
Money Market Deposits	5	33	38
Total interest expense	207	314	521

Net interest income	1,157	21	1,178

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended June 30, 2016 and June 30, 2015.

	Three Months Ended June 30,
	2016	2015

	(Dollars in thousands)
Interest income	$18,187	$16,488
Fee income	3,969	3,727

Interest and fee income	22,156	20,215
Interest expense	1,857	1,336

Net interest and fee income	$20,299	$18,879

Average total finance receivables(1)	$706,039	$627,079

Annualized percent of average total finance receivables:
Interest income	10.30%	10.52%
Fee income	2.25	2.38

Interest and fee income	12.55	12.90
Interest expense	1.05	0.85

Net interest and fee margin	11.50%	12.05%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $1.4 million, or 7.4%, to $20.3 million for the three months ended June 30, 2016 from $18.9 million for the three months ended June 30, 2015. The annualized net interest and fee margin decreased 55 basis points to 11.50% in the three-month period ended June 30, 2016 from 12.05% for the same period in 2015.

Interest income, net of amortized initial direct costs and fees, was $18.2 million and $16.5 million for the three-month periods ended June 30, 2016 and June 30, 2015, respectively. Average total finance receivables increased $78.9 million, or 12.6%, to $706.0 million at June 30, 2016 from $627.1 million at June 30, 2015. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated was 11.80% and 11.16% for the three-month periods ended June 30, 2016, and June 30, 2015, respectively.

Fee income was $4.0 million and $3.7 million for the three-month periods ended June 30, 2016 and June 30, 2015, respectively. Fee income included approximately $1.1 million and $1.0 million of net residual income for the three-month periods ended June 30, 2016 and June 30, 2015, respectively.

Fee income also included approximately $2.3 million and $2.2 million in late fee income for the three-month periods ended June 30, 2016 and June 30, 2015, respectively.

Fee income, as an annualized percentage of average total finance receivables, decreased 13 basis points to 2.25% for the three-month period ended June 30, 2016 from 2.38% for the same period in 2015. Late fees remained the largest component of fee income at 1.29% as an annualized percentage of average total finance receivables for the three-month period ended June 30, 2016, compared to 1.39% for the three-month period ended June 30, 2015. As an annualized percentage of average total finance receivables, net residual income was 0.64% for the three-month period ended June 30, 2016, compared to 0.61% for the three-month period ended June 30, 2015.

Interest expense increased $0.6 million to $1.9 million, or 1.17% as an annualized percentage of average deposits for, the three-month period ended June 30, 2016, from $1.3 million, or 0.97% as an annualized percentage of average deposits, for the three-month period ended June 30, 2015. The increase was primarily due to an increase in rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 20 basis points to 1.05% for the three-month period ended June 30, 2016, from 0.85% for the same period in 2015. The average balance of deposits was $633.4 million and $554.2 million for the three-month periods ended June 30, 2016 and June 30, 2015, respectively.

There were no borrowings outstanding for each of the three months ended June 30, 2016, and June 30, 2015.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At June 30, 2016, brokered certificates of deposit represented approximately 60% of total deposits, while approximately 32% of total deposits were obtained from direct channels, and 8% were in the brokered MMDA Product.

Insurance income. Insurance income increased $0.2 million to $1.6 million for the three-month period ended June 30, 2016 from $1.4 million for the three-month period ended June 30, 2015, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $0.5 million and $0.4 million for the three-month periods ended June 30, 2016 and June 30, 2015, respectively. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties and gain on sale of leases, recognized as earned.

Salaries and benefits expense. Salaries and benefits expense increased $0.5 million, or 6.8%, to $7.8 million for the three-month period ended June 30, 2016 from $7.3 million for the same period in 2015. The increase was primarily due to an increase in total personnel. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.43% for the three-month period ended June 30, 2016 compared with 4.63% for the same period in 2015. Total personnel increased to 315 at June 30, 2016 from 302 at June 30, 2015.

General and administrative expense. General and administrative expense increased $0.3 million, or 7.0%, to $4.6 million for the three months ended June 30, 2016 from $4.3 million for the same period in 2015. General and administrative expense as an annualized percentage of average total finance receivables was 2.62% for the three-month period ended June 30, 2016, compared to 2.76% for the three-month period ended June 30, 2015. Selected major components of general and administrative expense for the three-month period ended June 30, 2016 included $0.8 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.6 million of data processing expense, and $0.5 million of marketing expense. In comparison, selected major components of general and administrative expense for the three-month period ended June 30, 2015 included $0.9 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.5 million of data processing expense, and $0.3 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were less than $0.1 million for each of the three month periods ended June 30, 2016 and June 30, 2015.

Provision for credit losses. The provision for credit losses increased $0.5 million, or 22.7%, to $2.7 million for the three months ended June 30, 2016 from $2.2 million for the same period in 2015, primarily due to growth in the portfolio. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $2.4 million for the three-month periods ended June 30, 2016, compared to $2.9 million for the same period in 2015. Net charge-offs as an annualized percentage of average total finance receivables decreased to 1.38% during the three-month period ended June 30, 2016, from 1.84% for the same period in 2015. The allowance for credit losses increased to approximately $9.4 million at June 30, 2016, an increase of $1.0 million from $8.4 million at December 31, 2015.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $2.8 million and $2.6 million was recorded for the three-month periods ended June 30, 2016 and June 30, 2015, respectively. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.1% and 38.8% for the three-month periods ended June 30, 2016 and June 30, 2015, respectively.

Comparison of the Six-Month Periods Ended June 30, 2016 and June 30, 2015

Net income. Net income of $8.1 million was reported for the six-month period ended June 30, 2016, resulting in diluted EPS of $0.65, compared to net income of $8.2 million and diluted EPS of $0.64 for the six-month period ended June 30, 2015.

Return on average assets was 2.04% for the six-month period ended June 30, 2016, compared to a return of 2.17% for the six-month period ended June 30, 2015. Return on average equity was 10.70% for the six-month period ended June 30, 2016, compared to a return of 9.40% for the six-month period ended June 30, 2015.

Overall, our average net investment in total finance receivables for the six-month period ended June 30, 2016 increased 10.9% to $692.6 million, compared to $624.6 million for the six-month period ended June 30, 2015. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at June 30, 2016 was $730.8 million, an increase of $48.4 million, or 7.1%, from $682.4 million at December 31, 2015.

During the six months ended June 30, 2016, we generated 12,997 new leases with equipment cost of $215.7 million, compared to 12,057 new leases with equipment cost of $174.1 million generated for the six months ended June 30, 2015. Sales staffing levels increased from 127 sales account executives at June 30, 2015 to 139 sales account executives at June 30, 2016. Approval rates declined 3% to 60% for the six-month period ended June 30, 2016, compared to 63% for the six-month period ended June 30, 2015.

For the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, net interest and fee income increased $1.8 million, or 4.7%, primarily due to a $2.7 million increase in interest income, partially offset by a $0.8 million increase in interest expense. The provision for credit losses increased $0.1 million, or 1.8%, to $5.7 million for the six-month period ended June 30, 2016 from $5.6 million for the same period in 2015, primarily due to growth in the portfolio.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2016 and June 30, 2015.

	Six Months Ended June 30,
	2016			2015

	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$67,419	$88	0.26%	$101,574	$67	0.13%
Time Deposits	8,439	51	1.20	3,160	17	1.05
Restricted interest-earning deposits with banks	114	—	0.08	926	—	0.01
Securities available for sale	6,288	70	2.24	5,605	59	2.12
Net investment in leases(3)	681,421	33,889	9.95	623,142	32,753	10.51
Loans receivable(3)	11,224	1,620	28.86	1,457	79	10.84

Total interest-earning assets	774,905	35,718	9.22	735,864	32,975	8.96

Non-interest-earning assets:
Cash and due from banks	2,941			1,792
Property and equipment, net	3,806			3,429
Property tax receivables	2,888			3,384
Other assets(4)	11,852			10,928

Total non-interest-earning assets	21,487			19,533

Total assets	$796,392			$755,397

Interest-bearing liabilities:
Certificate of Deposits(5)	$565,375	$3,415	1.21%	503,987	$2,591	1.03%
Money Market Deposits(5)	52,241	134	0.51	47,230	63	0.27

Total interest-bearing liabilities	617,616	3,549	1.15	551,217	2,654	0.96

Non-interest-bearing liabilities:
Sales and property taxes payable	4,847			4,359
Accounts payable and accrued expenses	4,907			7,484
Net deferred income tax liability	17,319			17,829

Total non-interest-bearing liabilities	27,073			29,672

Total liabilities	644,689			580,889

Stockholders’ equity	151,703			174,508

Total liabilities and stockholders’ equity	$796,392			$755,397

Net interest income		$32,169			$30,321
Interest rate spread(6)			8.07%			8.00%
Net interest margin(7)			8.30%			8.24%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.47%			133.50%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
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

	Six Months Ended June 30, 2016 Compared To
	Six Months Ended June 30, 2015
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total

	(Dollars in thousands)

Interest income:
Interest-earning deposits with banks	$(28)	$49	$21
Time Deposits	32	2	34
Securities available for sale	7	4	11
Net investment in leases	2,959	(1,823)	1,136
Loans receivable	1,235	306	1,541
Total interest income	1,782	961	2,743

Interest expense:
Certificate of Deposits	338	486	824
Money Market Deposits	7	64	71
Total interest expense	343	552	895

Net interest income	1,619	229	1,848

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the six-month periods ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Interest income	$35,718	$32,975
Fee income	7,803	7,847

Interest and fee income	43,521	40,822
Interest expense	3,549	2,654

Net interest and fee income	$39,972	$38,168

Average total finance receivables(1)	$692,645	$624,600

Percent of average total finance receivables:
Interest income	10.31%	10.56%
Fee income	2.25	2.51

Interest and fee income	12.56	13.07
Interest expense	1.02	0.85

Net interest and fee margin	11.54%	12.22%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $1.8 million, or 4.7%, to $40.0 million for the six-month period ended June 30, 2016 from $38.2 million for the six-month period ended June 30, 2015. The annualized net interest and fee margin decreased 68 basis points to 11.54% in the six-month period ended June 30, 2016 from 12.22% for the same period in 2015.

Interest income, net of amortized initial direct costs and fees, increased $2.7 million, or 8.2%, to $35.7 million for the six-month period ended June 30, 2016 from $33.0 million for the six-month period ended June 30, 2015. The increase in interest income was principally due to a decrease in average yield of 25 basis points partially offset by a 10.9% increase in average total finance receivables, which increased $68.0 million to $692.6 million at June 30, 2016 from $624.6 million at June 30, 2015. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated increased 74 basis points to 11.75% for the six-month period ended June 30, 2016, compared to 11.01% for the six-month period ended June 30, 2015.

Fee income was $7.8 million for each of the six-month periods ended June 30, 2016 and June 30, 2015. Fee income included approximately $2.1 million of net residual income for the six-month period ended June 30, 2016 and $1.9 million for the six-month period ended June 30, 2015.

Fee income also included approximately $4.6 million in late fee income for the six-month period ended June 30, 2016, which decreased 6.1% from $4.9 million for the six-month period ended June 30, 2015.

Fee income, as an annualized percentage of average total finance receivables, decreased 26 basis points to 2.25% for the six-month period ended June 30, 2016 from 2.51% for the six-month period ended June 30, 2015. Late fees remained the largest component of fee income at 1.33% as an annualized percentage of average total finance receivables for the six-month period ended June 30, 2016, compared to 1.56% for the six-month period ended June 30, 2015. As an annualized percentage of average total finance receivables, net residual income was 0.62% for the six-month period ended June 30, 2016, compared to 0.60% for the six-month period ended June 30, 2015.

Interest expense increased $0.8 million to $3.5 million, or 1.15% as an annualized percentage of average deposits for, the six-month period ended June 30, 2016, from $2.7 million, or 0.96% as an annualized percentage of average deposits, for the six-month period ended June 30, 2015. The increase was primarily due to an increase in rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 17 basis points to 1.02% for the six-month period ended June 30, 2016, from 0.85% for the same period in 2015. The average balance of deposits was $617.6 million and $551.2 million for the six-month periods ended June 30, 2016 and June 30, 2015, respectively.

There were no borrowings outstanding for each of the six months ended June 30, 2016, and June 30, 2015.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At June 30, 2016, brokered certificates of deposit represented approximately 60% of total deposits, while approximately 32% of total deposits were obtained from direct channels, and 8% were in the brokered MMDA Product.

Insurance income. Insurance income increased $0.4 million to $3.2 million for the six-month period ended June 30, 2016 from $2.8 million for the six-month period ended June 30, 2015, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $0.9 million and $0.8 million for the six-month periods ended June 30, 2016 and June 30, 2015, respectively. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties and gain on sale of leases, recognized as earned.

Salaries and benefits expense. Salaries and benefits expense increased $1.8 million, or 12.7%, to $16.0 million for the six months ended June 30, 2016 from $14.2 million for the same period in 2015. The increase was primarily due to an increase in total personnel. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.62% for the six-month period ended June 30, 2016 compared with 4.56% for the same period in 2015.

Total personnel increased to 315 at June 30, 2016 from 302 at June 30, 2015.

General and administrative expense. General and administrative expense increased $0.7 million, or 8.3%, to $9.1 million for the six months ended June 30, 2016 from $8.4 million for the same period in 2015. General and administrative expense as an annualized percentage of average total finance receivables was 2.63% for the six-month period ended June 30, 2016, compared to 2.70% for the six-month period ended June 30, 2015. Selected major components of general and administrative expense for the six-month period ended June 30, 2016 included $1.6 million of premises and occupancy expense, $0.7 million of audit and tax compliance expense, $1.1 million of data processing expense, and $0.9 million of marketing expense. In comparison, selected major components of general and administrative expense for the six-month period ended June 30, 2015 included $1.7 million of premises and occupancy expense, $0.7 million of audit and tax compliance expense, $1.0 million of data processing expense, and $0.6 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.1 million for the six months ended June 30, 2016, compared to $0.2 million for the same period in 2015.

Provision for credit losses. The provision for credit losses increased $0.1 million, or 1.8%, to $5.7 million for the six-month period ended June 30, 2016 from $5.6 million for the same period in 2015, primarily due to growth in the portfolio. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $4.7 million for the six-month period ended June 30, 2016, compared to $5.5 million for the same period in 2015. The decrease in net charge-offs was primarily due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables decreased to 1.36% during the six-month period ended June 30, 2016, from 1.77% for the same period in 2015. The allowance for credit losses increased to approximately $9.4 million at June 30, 2016, an increase of $1.0 million from $8.4 million at December 31, 2015.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $5.1 million was recorded for the six-month period ended June 30, 2016, compared to an expense of $5.2 million for the same period in 2015. The change is primarily attributable to the change in pretax income recorded for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.5% for the six-month period ended June 30, 2016, compared to 38.8% for the six-month period ended June 30, 2015.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $48.4 million, or 7.1%, to $730.8 million at June 30, 2016 from $682.4 million at December 31, 2015. We continue to monitor our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for the borrowing facility as described below in “Liquidity and Capital Resources.”

The chart which follows provides our asset quality statistics for each of the three-and six-month periods ended June 30, 2016 and June 30, 2015, and the year ended December 31, 2015:

		Three Months Ended		Six Months Ended		Year Ended
		June 30,		June 30,		December 31,
		2016	2015	2016	2015	2015

		(Dollars in thousands)

Allowance for credit losses, beginning of period		$9,191	$9,231	$8,413	$8,537	$8,537

Charge-offs		(3,180)	(3,457)	(5,999)	(6,600)	(12,453)
Recoveries		751	577	1,273	1,074	2,334

Net charge-offs		(2,429)	(2,880)	(4,726)	(5,526)	(10,119)

Provision for credit losses		2,668	2,216	5,743	5,556	9,995

Allowance for credit losses, end of period	(1)	$9,430	$8,567	$9,430	$8,567	$8,413

Annualized net charge-offs to average total finance receivables	(2)	1.38%	1.84%	1.36%	1.77%	1.59%

Allowance for credit losses to total finance receivables, end of period	(2)	1.30%	1.34%	1.30%	1.34%	1.24%

Average total finance receivables	(2)	$706,039	$627,079	$692,645	$624,600	$636,790
Total finance receivables, end of period	(2)	$727,707	$639,333	$727,707	$639,333	$679,738

Delinquencies greater than 60 days past due		$3,548	$2,899	$3,548	$2,899	$3,163
Delinquencies greater than 60 days past due	(3)	0.43%	0.40%	0.43%	0.40%	0.41%
Allowance for credit losses to delinquent accounts greater than 60 days past due	(3)	265.78%	295.52%	265.78%	295.52%	265.98%

Non-accrual leases and loans, end of period		$1,771	$1,433	$1,771	$1,433	$1,677
Renegotiated leases and loans, end of period		$450	$572	$450	$572	$535
Accruing leases and loans past due 90 days or more		$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans	(4)	$13	$20	$60	$56	$153
Interest income excluded on non-accrual leases and loans	(5)	$24	$18	$36	$24	$41

(1)	At June 30, 2016, December 31, 2015, and June 30, 2015 the allowance for credit losses allocated to loans was $0.5 million, $0.2 million, and less than $0.1 million, respectively.
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

Net charge-offs for the three months ended June 30, 2016 were $2.4 million (1.38% of average total finance receivables on an annualized basis), compared to $2.3 million (1.35% of average total finance receivables on an annualized basis) for the three months ended March 31, 2016 and $2.9 million (1.84% of average total finance receivables on an annualized basis) for the three months ended June 30, 2015. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

Net charge-offs for the six-month period ended June 30, 2016 were $4.7 million (1.36% of average total finance receivables on an annualized basis), compared to $5.5 million (1.77% of average total finance receivables on an annualized basis) for the six-month period ended June 30, 2015. The decrease in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as discussed above.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.43% at June 30, 2016 and 0.41% at December 31, 2015, compared to 0.40% at June 30, 2015. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of June 30, 2016, approximately 69% of our leases were one dollar purchase option leases, 31% were fair market value leases and less than 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of June 30, 2016, there were $27.0 million of residual assets retained on our Consolidated Balance Sheet, of which $22.5 million, or 83.3%, were related to copiers. As of December 31, 2015, there were $27.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.7 million, or 83.1%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of June 30, 2016 and December 31, 2015. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $1.1 million and $1.0 million of net residual income for the three-month periods ended June 30, 2016 and June 30, 2015, respectively. Fee income included approximately $2.1 million and $1.9 million of net residual income for the six-month periods ended June 30, 2016 and June 30, 2015, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.3 million and $1.0 million for the three-month periods ended June 30, 2016 and June 30, 2015, respectively. Renewal income net of depreciation totaled approximately $2.5 million and $2.1 million for the six-month periods ended June 30, 2016 and June 30, 2015, respectively.

For each of the three months ended June 30, 2016 and June 30, 2015, the net loss on residual values disposed at end of term totaled $0.1 million. For the six months ended June 30, 2016, the net loss on residual values disposed at end of term totaled $0.4 million, compared to a net loss of $0.2 million for the six months ended June 30, 2015. The primary driver of the changes was a shift in the mix of the amounts, types and age of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the six-month periods ended June 30, 2016 and June 30, 2015, respectively.

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

On October 9, 2009, Marlin Business Services Corp.’s affiliate, Marlin’s Receivables Corp. (“MRC”), closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. On April 8, 2015, the facility was amended to change the amount under the loan facility from $75.0 million to $50.0 million. On February 4, 2016, the facility was amended to extend the maturity date to May 4, 2016. On May 4, 2016, the facility was further amended to extend the maturity date to August 4, 2016.

The Company declared a dividend of $0.14 per share on April 28, 2016. The quarterly dividend was paid on May 19, 2016 to shareholders of record on the close of business on May 9, 2016, which resulted in a dividend payment of approximately $1.7 million. It represented the Company’s nineteenth consecutive quarterly cash dividend.

At June 30, 2016, we had approximately $75.0 million of available borrowing capacity from our borrowing facility and a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $78.8 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 4.18 to 1 at June 30, 2016 and 3.92 to 1 at December 31, 2015.

Net cash used in investing activities was $57.3 million for the six-month period ended June 30, 2016, compared to net cash used in investing activities of $26.8 million for the six-month period ended June 30, 2015. The decrease in cash flows from investing activities is primarily due to $54.6 million more of purchases of equipment for direct financing lease contracts and funds used to originate loans partially offset by $5.6 million less in time deposits with banks and $16.5 million more of principal collections on leases and loans due to higher average finance receivables. Investing activities primarily relate to leasing activities.

Net cash provided by financing activities was $58.7 million for the six-month period ended June 30, 2016, compared to net cash used in financing activities of $2.8 million for the six-month period ended June 30, 2015. The increase in cash flows from financing activities is primarily due to a $58.4 million increase in deposits. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $17.2 million for the six-month period ended June 30, 2016, compared to net cash provided by operating activities of $9.6 million for the six-month period ended June 30, 2015.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using FDIC- insured deposits issued through MBB and, to a much lesser extent, advances under our long-term bank facility. Total cash and cash equivalents available as of June 30, 2016 totaled $78.8 million, compared to $60.1 million at December 31, 2015.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of June 30, 2016 and December 31, 2015 totaled $9.1 million and $7.4 million, respectively.

Restricted Interest-earning Deposits with Banks. As of June 30, 2016, we also had less than $0.1 million of cash that was classified as restricted interest-earning deposits with banks, compared to $0.2 million at December 31, 2015. Restricted interest-earning deposits with banks consist primarily of trust accounts related to our secured debt facility.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at June 30, 2016 and December 31, 2015. Information pertaining to our borrowing facilities is as follows:

	For the Six Months Ended June 30, 2016				As of June 30, 2016
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate (2)	Outstanding	Rate (2)	Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000
Long-term loan facilities	50,000	—	—	—%	—	—%	50,000

	$75,000		$—	—%	$—	—%	$75,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at June 30, 2016, MBB had $30.9 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $30.9 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $34.2 million of net investment in leases pledged at June 30, 2016.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s affiliate, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. On April 8, 2015, the facility was amended to change the amount under the loan facility from $75.0 million to $50.0 million. On February 4, 2016, the facility was amended to extend the maturity date to May 4, 2016. On May 4, 2016, the facility was further amended to extend the maturity date to August 4, 2016. An event of default, such as non-payment of amounts when due under the loan agreement or a breach of covenants, may accelerate the commitment termination date of the facility. There was no amount outstanding under the facility at June 30, 2016.

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

Some of the critical financial and credit quality covenants under our borrowing arrangement as of June 30, 2016 include:

	Actual(1)	Requirement
Debt-to-equity ratio maximum	4.18 to 1	5.5 to 1
Maximum servicer senior leverage ratio	0 to 1	5.0 to 1
Maximum portfolio delinquency ratio	0.44%	3.50%
Maximum gross charge-off ratio	1.74%	7.00%

(1)	Calculations are based on specific contractual definitions and subsidiaries per the debt agreement, which may differ from ratios or amounts presented elsewhere in this document.

As of June 30, 2016, the Company was in compliance with the provisions of its secured borrowing arrangement.

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

The Company is required to have a level of regulatory capital in excess of the regulatory minimum and to have a capital buffer above 0.625% for 2016. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

At June 30, 2016, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.92%, 16.89%, 16.89% and 18.12%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At June 30, 2016, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 18.90%, 20.14%, 20.14% and 21.36%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at June 30, 2016 was $127.5 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. Following the expiration of MBB’s three-year de novo period, the Company provided MBB with additional capital to support growth of $25 million in 2011, $10 million in 2012, and $10 million in 2013. Additional capital was not required from the Company in 2014, 2015 or 2016 as MBB is able to support future growth.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to June 30, 2016

The Company declared a dividend of $0.14 per share on July 28, 2016. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.8 million, is scheduled to be paid on August 18, 2016 to shareholders of record on the close of business on August 8, 2016. It represents the Company’s twentieth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of June 30, 2016 were as follows:

	Contractual Obligations as of June 30, 2016
	Certificates		Contractual
	of		Interest	Operating	Leased	Capital
Period Ending December 31,	Deposits	(1)	Payments(2)	Leases	Facilities	Leases	Total

	(Dollars in thousands)
2016	$120,042		$2,736	$2	$792	$51	$123,623
2017	222,366		4,862	4	1,527	77	228,836
2018	127,202		2,889	4	1,468	—	131,563
2019	69,926		1,421	4	1,431	—	72,782
2020	42,072		567	1	686	—	43,326
Thereafter	17,705		655	—	—	—	18,360

Total	$599,313		$13,130	$15	$5,904	$128	$618,490

(1)	Money market deposit accounts are not included. As of June 30, 2016, money market deposit accounts totaled $51.1 million.
(2)	Includes interest on certificates of deposits and borrowings. Interest on the variable-rate long-term loan facility is assumed at the June 30, 2016 rate for the remaining term.

There were no off-balance sheet arrangements requiring disclosure at June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On July 29, 2014, the Company’s Board of Directors approved the 2014 Repurchase Plan to replace the 2007 Repurchase Plan. Under the 2014 Repurchase Plan, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. During the three months ended June 30, 2016, the Company did not repurchase any of its common stock under the 2014 Repurchase Plan in the open market.

In addition to the repurchases described above, pursuant to the 2014 Equity Plan, participants may have shares withheld to cover income taxes. There were 490 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Plan during the three-month period ended June 30, 2016, at an average cost of $14.89 per share. At June 30, 2016, the Company had $3.2 million remaining in the 2014 Repurchase Plan.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

None

Item 6.     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Employment Offer Letter between Jeffrey A. Hilzinger and Marlin Business Services Corp. dated as of April 25, 2016. (3)†
10.2

Eighth Amendment, dated as of May 4, 2016, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC). (4)

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

Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

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

(3)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K, filed on May 5, 2016 and incorporated by reference herein.
(4)	Previously filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K, filed on May 10, 2016 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARLIN BUSINESS SERVICES CORP.

(Registrant)

By:	/s/ Jeff Hilzinger	Chief Executive Officer
	Jeff Hilzinger	(Chief Executive Officer)

By:	/s/ W. Taylor Kamp
	W. Taylor Kamp	Chief Financial Officer & Senior Vice President
(Principal Financial Officer)

Date:  July 29, 2016