Form 10-Q
period 2016-09-30
MARLIN BUSINESS SERVICES CORP
filed 2016-10-31
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

At October 25, 2016, 12,564,606 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2016

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$3,850	$4,946
Interest-earning deposits with banks	73,775	55,183

Total cash and cash equivalents	77,625	60,129
Time deposits with banks	9,107	7,368
Restricted interest-earning deposits with banks	—	216
Securities available for sale (amortized cost of $6.1 million and $6.6 million at September 30, 2016 and December 31, 2015, respectively)	6,075	6,399
Net investment in leases and loans:
Net investment in leases and loans, excluding allowance for credit losses	769,495	690,845
Allowance for credit losses	(10,073)	(8,413)

Total net investment in leases and loans	759,422	682,432
Property and equipment, net	3,624	3,872
Property tax receivables	5,415	47
Other assets	7,733	12,521

Total assets	$869,001	$772,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$676,920	$587,940
Other liabilities:
Sales and property taxes payable	5,137	2,686
Accounts payable and accrued expenses	13,814	15,371
Net deferred income tax liability	14,462	16,849

Total liabilities	710,333	622,846

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,564,761 and 12,410,899 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	126	124
Additional paid-in capital	82,892	81,703
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(5)	(129)
Retained earnings	75,657	68,442

Total stockholders’ equity	158,668	150,138

Total liabilities and stockholders’ equity	$869,001	$772,984

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per-share data)
Interest income	$18,803	$16,690	$54,521	$49,665
Fee income	3,944	3,915	11,747	11,762

Interest and fee income	22,747	20,605	66,268	61,427
Interest expense	2,055	1,433	5,604	4,087

Net interest and fee income	20,692	19,172	60,664	57,340
Provision for credit losses	3,137	1,986	8,880	7,542

Net interest and fee income after provision for credit losses	17,555	17,186	51,784	49,798

Other income:
Insurance premiums written and earned	1,567	1,470	4,759	4,294
Other income	1,065	572	2,013	1,336

Other income	2,632	2,042	6,772	5,630

Other expense:
Salaries and benefits	7,817	7,058	23,829	21,290
General and administrative	4,980	4,357	14,073	12,780
Financing related costs	17	34	85	184

Other expenses	12,814	11,449	37,987	34,254

Income before income taxes	7,373	7,779	20,569	21,174
Income tax expense	3,028	2,982	8,105	8,173

Net income	$4,345	$4,797	$12,464	$13,001

Basic earnings per share	$0.35	$0.38	$1.00	$1.01
Diluted earnings per share	$0.35	$0.38	$1.00	$1.01

Cash dividends declared per share	$0.14	$2.14	$0.42	$2.39

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$4,345	$4,797	$12,464	$13,001

Other comprehensive income (loss):
Increase (decrease) in fair value of securities available for sale	28	78	200	(15)
Tax effect	(11)	(30)	(76)	5

Total other comprehensive income (loss)	17	48	124	(10)

Comprehensive income	$4,362	$4,845	$12,588	$12,991

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
		Common	Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)
Balance, December 31, 2014	12,838,449	$128	$89,130	$(2)	$(17)	$84,725	$173,964
Issuance of common stock	14,929	—	234	—	—	—	234
Repurchase of common stock	(659,903)	(7)	(11,313)	—	—	—	(11,320)
Exercise of stock options	61,937	1	585	—	—	—	586
Excess tax benefits from stock-based payment arrangements	—	—	333	—	—	—	333
Stock option compensation recognized	—	—	108	—	—	—	108
Restricted stock grant, net of forfeitures	155,487	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	2,628	—	—	—	2,628
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(112)	—	(112)
Net income	—	—	—	—	—	15,966	15,966
Cash dividends declared	—	—	—	—	—	(32,249)	(32,249)

Balance, December 31, 2015	12,410,899	$124	$81,703	$(2)	$(129)	$68,442	$150,138
Issuance of common stock	7,981	—	122	—	—	—	122
Repurchase of common stock	(22,673)	—	(330)	—	—	—	(330)
Exercise of stock options	6,880	—	71	—	—	—	71
(Deficit) tax benefits from stock-based payment arrangements	—	—	(86)	—	—	—	(86)
Restricted stock grant, net of forfeitures	161,674	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	1,414	—	—	—	1,414
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	124	—	124
Net income	—	—	—	—	—	12,464	12,464
Cash dividends declared	—	—	—	—	—	(5,249)	(5,249)

Balance, September 30, 2016	12,564,761	$126	$82,892	$(2)	$(5)	$75,657	$158,668

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$12,464	$13,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,360	1,214
Stock-based compensation	1,414	1,548
Excess tax (benefits) deficit from stock-based payment arrangements	86	(323)
Provision for credit losses	8,880	7,542
Net deferred income taxes	(2,482)	(1,975)
Amortization of deferred initial direct costs and fees	6,275	5,575
Deferred initial direct costs and fees	(8,539)	(6,150)
Loss on equipment disposed	574	300
Gain on leases sold	(198)	—
Leases originated for sale	(625)	—
Proceeds from sale of leases	6,775	—
Effect of changes in other operating items:
Other assets	(962)	521
Other liabilities	898	2,011

Net cash provided by operating activities	25,920	23,264

Cash flows from investing activities:
Net change in time deposits with banks	(1,739)	(7,368)
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(357,686)	(276,915)
Principal collections on leases and loans	265,450	237,671
Security deposits collected, net of refunds	(549)	(281)
Proceeds from the sale of equipment	2,651	2,512
Acquisitions of property and equipment	(800)	(2,127)
Change in restricted interest-earning deposits with banks	216	322
Purchases of securities available for sale, net	525	(341)

Net cash (used in) investing activities	(91,932)	(46,527)

Cash flows from financing activities:
Net change in deposits	88,980	29,506
Issuances of common stock	122	121
Repurchases of common stock	(330)	(7,706)
Dividends paid	(5,249)	(5,005)
Exercise of stock options	71	586
Excess tax benefits (deficit) from stock-based payment arrangements	(86)	323

Net cash provided by financing activities	83,508	17,825

Net (decrease) increase in total cash and cash equivalents	17,496	(5,438)
Total cash and cash equivalents, beginning of period	60,129	110,656

Total cash and cash equivalents, end of period	$77,625	$105,218

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$5,201	$3,647
Net cash paid for income taxes	$5,534	$9,340

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – The Company

Description

Marlin Business Services Corp. (the “Company”) is a bank holding company and a financial holding company regulated by the Federal Reserve Board under the Bank Holding Company Act. The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. Through its principal operating subsidiary, Marlin Leasing Corporation (“MLC”), the Company provides equipment financing solutions nationwide, primarily to small and mid-sized businesses in a segment of the equipment leasing market commonly referred to in the industry as the “small-ticket” segment. The Company finances over 100 categories of commercial equipment important to its end user customers, including copiers, security systems, computers, telecommunications equipment and certain commercial and industrial equipment. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary (“AssuranceOne”), which enables us to reinsure the property insurance coverage for the equipment financed by MLC and Marlin Business Bank (“MBB”) for our end user customers. Effective March 12, 2008, the Company opened MBB, a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the Company’s financial position at September 30, 2016 and the results of operations for the three-and nine-month periods ended September 30, 2016 and 2015, and cash flows for the nine-month periods ended September 30, 2016 and 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2016. The consolidated results of operations for the three-and nine-month periods ended September 30, 2016 and 2015 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

Insurance Premiums Written and Earned

Insurance premiums written and earned are recognized over the term of the policy, which is month to month. Since the policy’s premiums are recognized month to month, there is no unearned premium on the Consolidated Balance Sheets as these are fully recognized through the Consolidated Statements of Operations in the month written. For all annual and interim periods, second quarter 2016 and prior, income and expense related to insurance premiums written and earned, insurance policy fees, deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses is recorded within the “Insurance premium written and earned” line on the Consolidated Statement of Operations. Effective third quarter 2016 on a prospective basis, only insurance premium written and earned was recorded to that line. Effective third quarter 2016, on a prospective basis, insurance policy fees were recorded to “Other income” and deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses were recorded in “General and administrative” expense. For the years ended December 31, 2015 and 2014, insurance premiums written and earned were $5.5 million and $5.0 million, respectively. For the nine months ended September 30, 2016, insurance premiums written and earned were $4.6 million.

Other Income

Other income includes various administrative transaction fees, insurance policy fees, fees received from referral of leases to third parties and gain on sale of leases, recognized as earned. Effective third quarter 2016, on a prospective basis, the insurance policy fees are recognized in the Consolidated Statements of Operations in “Other income” and for all previous annual and interim periods are recorded net in “Insurance premiums written and earned.”

Insurance Program Deferred Acquisition Costs

Deferred acquisitions costs represent the fees paid to a third-party insurance company. Effective third quarter 2016, on a prospective basis, the costs are recognized on the Consolidated Statements of Operations in “General and administrative” expense and for all previous annual and interim periods and were recognized net in “Insurance premiums written and earned.” For each of the years ended December 31, 2015, 2014 and 2013, the Company recognized deferred acquisition costs of less than $0.8 million. For the nine months ended September 30, 2016, the Company recognized $0.5 million of deferred acquisition costs. Since the policy’s premiums are recognized on a month to month basis, there is no deferred acquisition costs on the Consolidated Balance Sheets as these are fully recognized through the Consolidated Statements of Operations in the month written.

Provision for Unpaid Losses and Loss Adjustment Expenses

The Company records a provision for insurance losses and loss adjustment expenses. Effective third quarter 2016, on a prospective basis, the expense was recorded in “General and administrative” expense on the Consolidated Statement of Operations and for all previous annual and interim periods is recorded net in “Insurance premiums written and earned.” The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported (“IBNR”). These estimates are continually reviewed and are subject to the impact of future changes in such factors as claim severity and frequency. Loss and loss expenses are paid when advised by the third-party insurance company. Outstanding losses comprise estimates of the amount of reported losses and loss expenses received from the third-party insurance company plus a provision for losses IBNR. IBNR is determined with the assistance of a third-party actuary. For each of the years ended December 31, 2015, 2014, and 2013, the Company recognized provision for unpaid losses and loss adjustment expenses of less than $0.4 million. For the nine month period ended September 30, 2016, the Company recognized provision for unpaid loss and loss adjustment expense of less than $0.5 million.

There have been no other significant changes to our Critical Accounting Policies as described in our 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this Update provide guidance on eight specific cash flow issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the amendments in this Update retrospectively to each period presented. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Minimum lease payments receivable	$832,507	$761,694
Estimated residual value of equipment	26,908	27,364
Unearned lease income, net of initial direct costs and fees deferred	(111,536)	(102,358)
Security deposits	(1,659)	(2,208)
Commercial loans, net of origination costs and fees deferred
Funding Stream	16,253	5,115
Other (1)	7,022	1,238

Total commercial loans	23,275	6,353
Allowance for credit losses	(10,073)	(8,413)

	$759,422	$682,432

(1)	Other loans are comprised of loans by MBB to satisfy its obligations under the Community Reinvestment Act of 1977 and other commercial loans.

At September 30, 2016, $31.1 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs net of fees deferred were $13.1 million and $11.0 million as of September 30, 2016 and December 31, 2015, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs net of fees deferred were $0.3 million and $0.1 million as of September 30, 2016 and December 31, 2015, respectively. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At September 30, 2016 and December 31, 2015, $22.5 million and $22.7 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of September 30, 2016:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)
Period Ending December 31,
2016	$90,463	$17,028
2017	315,763	49,007
2018	213,328	26,904
2019	126,128	12,788
2020	66,113	4,841
Thereafter	20,712	968

	$832,507	$111,536

As of September 30, 2016 and December 31, 2015, the Company maintained total finance receivables which were on a non-accrual basis of $2.0 million and $1.7 million, respectively. As of September 30, 2016, there were $0.2 million of commercial loans on a non-accrual basis. As of December 31, 2015, there were no commercial loans on a non-accrual basis. As of September 30, 2016 and December 31, 2015, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.4 million and $0.5 million, respectively. As of September 30, 2016, there were less than $0.1 million of commercial loans that had been renegotiated. As of December 31, 2015, there were no commercial loans that had been renegotiated. (See Note 4 for income recognition on leases and loans and additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics.

		Three Months Ended		Nine Months Ended		Year Ended
		September 30,		September 30,		December 31,
		2016	2015	2016	2015	2015
		(Dollars in thousands)
Allowance for credit losses, beginning of period		$9,430	$8,567	$8,413	$8,537	$8,537

Charge-offs		(3,062)	(2,595)	(9,060)	(9,196)	(12,453)
Recoveries		568	630	1,840	1,705	2,334

Net charge-offs		(2,494)	(1,965)	(7,220)	(7,491)	(10,119)

Provision for credit losses		3,137	1,986	8,880	7,542	9,995

Allowance for credit losses, end of period	(1)	$10,073	$8,588	$10,073	$8,588	$8,413

Annualized net charge-offs to average total finance receivables	(2)	1.36%	1.23%	1.36%	1.59%	1.59%

Allowance for credit losses to total finance receivables, end of period	(2)	1.33%	1.31%	1.33%	1.31%	1.24%

Average total finance receivables	(2)	$732,346	$641,020	$705,879	$630,073	$636,790
Total finance receivables, end of period	(2)	$756,144	$657,143	$756,144	$657,143	$679,738

Delinquencies greater than 60 days past due		$3,885	$3,186	$3,885	$3,186	$3,163
Delinquencies greater than 60 days past due	(3)	0.45%	0.43%	0.45%	0.43%	0.41%
Allowance for credit losses to delinquent accounts greater than 60 days past due	(3)	259.28%	269.55%	259.28%	269.55%	265.98%

Non-accrual leases and loans, end of period		$2,022	$1,684	$2,022	$1,684	$1,677
Renegotiated leases and loans, end of period		$350	$468	$350	$468	$535

(1)	At September 30, 2016, December 31, 2015, and September 30, 2015 the allowance for credit losses allocated to loans was $0.7 million, $0.2 million, and less than $0.1 million, respectively.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At September 30, 2016, December 31, 2015 and September 30, 2015, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended September 30, 2016 were $2.5 million (1.36% of average total finance receivables on an annualized basis), compared to $2.4 million (1.38% of average total finance receivables on an annualized basis) for the three-month period ended June 30, 2016 and $2.0 million (1.23% of average total finance receivables on an annualized basis) for the three-month period ended September 30, 2015.

NOTE 5 – Other Assets

Other assets are comprised of the following:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Accrued fees receivable	$2,554	$2,500
Prepaid expenses	1,529	2,120
Income taxes receivable	—	4,427
Other	3,650	3,474

	$7,733	$12,521

NOTE 6 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At September 30, 2016, MBB had an unfunded commitment of $0.9 million for this activity. Unless renewed prior to termination, MBB’s one-year commitment to the consortium will expire in September 2017.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of September 30, 2016, the Company leases all nine of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Aurora, Colorado; Denver, Colorado; and Plymouth, Michigan. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of September 30, 2016:

	Future Minimum Lease Payment Obligations
	Capital	Operating
Period Ending December 31,	Leases	Leases	Total
	(Dollars in thousands)
2016	$25	$396	$421
2017	77	1,531	1,608
2018	—	1,472	1,472
2019	—	1,435	1,435
2020	—	687	687

Total minimum lease payments	$102	$5,521	$5,623

Less: amount representing interest	(3)

Present value of minimum lease payments	$99

Rent expense was $0.8 million for each of the nine-month periods ended September 30, 2016 and September 30, 2015.

NOTE 7 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. On February 23, 2014, MBB began offering FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of September 30, 2016, money market deposit accounts totaled $50.8 million.

As of September 30, 2016, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2016	$64,434
2017	238,491
2018	158,865
2019	82,659
2020	54,746
Thereafter	26,959

Total	$626,154

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at September 30, 2016 was 1.24%.

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

The Company’s balances measured at fair value on a recurring basis include the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
(Dollars in thousands)
Assets
Securities available for sale	$3,439	$2,636	$3,332	$3,067

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$77,625	$77,625	$60,129	$60,129
Time deposits with banks	9,107	9,129	7,368	7,356
Restricted interest-earning deposits with banks	—	—	216	216
Loans, net of allowance	22,530	22,683	6,179	6,152
Financial Liabilities
Deposits	$676,920	$677,476	$587,940	$586,898

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of September 30, 2016 and December 31, 2015, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The Company maintained interest-earning trust accounts related to our secured debt facility. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earned a floating market rate of interest which resulted in a fair value approximating the carrying amount at December 31, 2015. This fair value measurement is classified as Level 1.

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

Loans

The loan balances are comprised of three types of loans. Participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at September 30, 2016 and December 31, 2015 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans are estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$4,345	$4,797	$12,464	$13,001
Less: net income allocated to participating securities	(136)	(136)	(366)	(377)

Net income allocated to common stock	$4,209	$4,661	$12,098	$12,624

Weighted average common shares outstanding	12,543,818	12,773,653	12,507,898	12,815,679
Less: Unvested restricted stock awards considered participating securities	(397,091)	(366,886)	(373,081)	(367,876)

Adjusted weighted average common shares used in computing basic EPS	12,146,727	12,406,767	12,134,817	12,447,803

Basic EPS	$0.35	$0.38	$1.00	$1.01

Diluted EPS
Net income allocated to common stock	$4,209	$4,661	$12,098	$12,624

Adjusted weighted average common shares used in computing basic EPS	12,146,727	12,406,767	12,134,817	12,447,803
Add: Effect of dilutive stock options	10,629	6,730	8,025	18,342

Adjusted weighted average common shares used in computing diluted EPS	12,157,356	12,413,497	12,142,842	12,466,145

Diluted EPS	$0.35	$0.38	$1.00	$1.01

For the three-month periods ended September 30, 2016 and September 30, 2015, outstanding stock-based compensation awards in the amount of 21,789 and 12,502, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

For the nine-month periods ended September 30, 2016 and September 30, 2015, outstanding stock-based compensation awards in the amount of 8,829 and 14,258, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 10 – Stockholders’ Equity

Stockholders’ Equity

On July 29, 2014, the Company’s Board of Directors approved a new stock repurchase plan to replace the 2007 Repurchase Plan (the “2014 Repurchase Plan”). Under the 2014 Repurchase Plan, the Company is authorized to repurchase up to $15 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market or in block trades. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.

During the three and nine month periods ended September 30, 2016, the Company did not repurchase any of its common stock under the 2014 Repurchase Plan in the open market. During the three- and nine-month periods ended September 30, 2015, the Company purchased 196,196 shares and 406,719 shares of its common stock under the 2014 Repurchase Plan at an average cost of $15.65 and $17.22, respectively. At September 30, 2016, the Company had $3.2 million remaining in the 2014 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. There were 735 and 22,673 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during each of the three- and nine-month periods ended September 30, 2016, at average per-share costs of $17.98 and $14.56, respectively. There were 781 and 38,508 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during the three- and nine-month periods ended September 30, 2015, at average per-share costs of $16.05 and $18.17, respectively.

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

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at September 30, 2016 was $131.0 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At September 30, 2016, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at September 30, 2016.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	18.53%	$158,661	4%	$34,258	5%		$42,823
Marlin Business Bank	16.05%	$130,982	5%	$40,812	5%		$40,812
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	19.77%	$158,661	4.5%	$36,111	6.5%		$52,161
Marlin Business Bank	16.73%	$130,982	6.5%	$50,899	6.5%		$50,899
Tier 1 Risk-based Capital
Marlin Business Services Corp.	19.77%	$158,661	6%	$48,148	8%		$64,198
Marlin Business Bank	16.73%	$130,982	8%	$62,645	8%		$62,645
Total Risk-based Capital
Marlin Business Services Corp.	21.02%	$168,692	8%	$64,198	10%		$80,247
Marlin Business Bank	17.98%	$140,773	15%	$117,460	10	%(1)	$78,307

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 17.98% at September 30, 2016 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 11 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options, restricted stock units or restricted stock awards is 1,200,000 with not more than 1,000,000 of such shares available for issuance as restricted stock awards. There were 636,594 shares available for future awards under the 2014 Plan as of September 30, 2016, of which 436,594 shares were available to be issued as restricted stock awards.

Total stock-based compensation expense was $0.4 million for each of the three-month periods ended September 30, 2016 and September 30, 2015. Total stock-based compensation expense was $1.4 million and $1.6 million for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively. An excess tax deficit from stock-based payment arrangements increased cash provided by operating activities and decreased cash provided by financing activities by $0.1 million for the nine-month period ended September 30, 2016. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.3 million for the nine-month periods ended September 30, 2015.

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

There were no stock options granted during the three-month and nine-month periods ended September 30, 2016 and September 30, 2015.

A summary of option activity for the nine-month period ended September 30, 2016 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share
Outstanding, December 31, 2015	50,686	$12.09
Granted	—	—
Exercised	(6,880)	10.29
Forfeited	(1,666)	12.41
Expired	—	—

Outstanding, September 30, 2016	42,140	12.37

During each of the three-month periods ended September 30, 2016 and September 30, 2015 the Company did not recognize compensation expense related to options. During each of the nine-month periods ended September 30, 2016 and September 30, 2015 the Company did not recognize compensation expense related to options.

There were 3,425 and 4,082 stock options exercised during the three-month periods ended September 30, 2016 and September 30, 2015, respectively. The total pretax intrinsic values of stock options exercised were less than $0.1 million for each of the three-month periods ended September 30, 2016 and September 30, 2015.

The total pretax intrinsic values of stock options exercised were less than $0.1 million and $0.6 million for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2016:

Options Outstanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$12.08 - 12.41	42,140	0.6	12.37	295	39,916	0.6	12.37	280

	42,140	0.6	12.37	$295	39,916	0.6	12.37	$280

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.38 as of September 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2016, there was no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations based on the most probable performance assumptions. As of September 30, 2016, $0.1 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 0.6 years.

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

Of the total restricted stock awards granted during the nine-month period ended September 30, 2016, 74,207 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2015 and 2016 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the nine months ended September 30, 2016:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	313,236	$16.65
Granted	181,156	15.25
Vested	(60,185)	18.23
Forfeited	(19,482)	18.02

Outstanding at September 30, 2016	414,725	15.74

During each of the three-month periods ended September 30, 2016 and September 30, 2015, the Company granted restricted stock awards with grant-date fair values totaling $0.4 million. During the nine-month periods ended September 30, 2016 and September 30, 2015, the Company granted restricted stock awards with grant-date fair values totaling $2.8 million and $3.0 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.3 million and $0.4 of compensation expense related to restricted stock for the three-month periods ended September 30, 2016 and September 30, 2015, respectively. The Company recognized $1.4 million and $1.6 million of compensation expense related to restricted stock for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively.

Of the $1.4 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2016, approximately $0.4 million related to accelerated vesting during the first quarter of 2016, based on achievement of certain performance criteria determined annually. Of the $1.6 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2015, approximately $0.5 million related to accelerated vesting during the first quarter of 2015, which was also based on the achievement of certain performance criteria determined annually.

As of September 30, 2016, there was $4.6 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.0 years. In the event individual performance targets are achieved, $1.5 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.3 years. In addition, certain of the awards granted may result in the issuance of 57,998 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during each of the three-month periods ended September 30, 2016 and September 30, 2015 was $0.1 million. The fair value of shares that vested during the nine-month periods ended September 30, 2016 and September 30, 2015 was $0.9 million and $2.2 million, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are granted with vesting conditions based on fulfillment of a service condition (generally four years from the grant date), and also require achievement of certain market based targets associated with the Company’s stock price. The market based target measurement period begins one year from the grant date and ends three years from the grant date. Expense for equity based awards with market and service conditions is recognized over the service period based on the grant-date fair value of the award.

The following tables summarize restricted stock unit activity for the nine-month period ended September 30, 2016:

Market-based RSUs	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	—	$—
Granted	120,000	9.47
Forfeited	—	—
Converted	—	—
Cancelled due to non-achievement of market condition	—	—

Outstanding at September 30, 2016	120,000	9.47

In 2016, certain executives were awarded RSUs with market based vesting conditions with weighted average grant-date fair value of $9.47 per unit. The weighted average grant date fair value of these market based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Grant date stock price	$18.24	—
Risk-free interest rate	1.06%	—
Expected volatility	35.16%	—
Dividend yield	—	—

The risk free interest rate reflected the yield on zero coupon Treasury securities with a term approximating the expected life of the RSUs. The expected volatility was based on historical volatility of the Company’s common stock.

During both the three and nine-month periods ended September 30, 2016, the Company granted RSUs with grant-date fair values totaling $1.1 million, respectively. The Company recognized less than $0.1 million of compensation expense related to RSUs for both the three and nine-month periods ended September 30, 2016, respectively. As of September 30, 2016, there was $1.1 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 4.0 years.

NOTE 12 – Subsequent Events

The Company declared a dividend of $0.14 per share on October 27, 2016. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.8 million, is scheduled to be paid on November 17, 2016 to shareholders of record on the close of business on November 7, 2016. It represents the Company’s twenty-first consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2016, our lease portfolio consisted of 84,335 accounts with an average original term of 48 months and average original transaction size of approximately $15,000.

During the first quarter of 2015, the Company launched Funding Stream, a new, flexible loan program of MBB. Funding Stream is tailored to the small business market to provide customers a convenient, hassle free alternative to traditional lenders and access to capital to help grow their businesses. As of September 30, 2016, the Company had approximately $16.3 million, not including the allowance for credit losses allocated to loans of $0.7 million, of small business loans on the balance sheet. Generally, these loans range from $5,000 to $100,000, have flexible 6 to 24 month terms, and have automated daily or weekly payback. Small business owners can apply online, in ten minutes or less, on www.Fundingstream.com. Approved borrowers can receive funds in as little as two days.

At September 30, 2016, we had $869.0 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $759.4 million at September 30, 2016.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the Nine Months Ended
	September 30, 2016	As of or For the Year Ended December 31,
		2015	2014	2013	2012	2011
Number of sales account executives	136	136	115	124	114	93
Number of originating sources(1)	1,110	1,093	1,117	1,173	1,117	827

(1)	Monthly average of origination sources generating lease volume

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and other expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended September 30, 2016, our annualized net credit losses were 1.36% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 69% of our lease portfolio at September 30, 2016 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

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

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations primarily through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of September 30, 2016, total MBB deposits were $676.9 million, compared to $587.9 million at December 31, 2015. We had no outstanding secured borrowings as of both September 30, 2016 and December 31, 2015.

Historically, from time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any derivative agreements at September 30, 2016.

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

Critical Accounting Policies

Insurance Premiums Written and Earned

Insurance premiums written and earned are recognized over the term of the policy, which is month to month. Since the policy’s premiums are recognized month to month, there is no unearned premium on the Consolidated Balance Sheets as these are fully recognized through the Consolidated Statements of Operations in the month written. For all annual and interim periods, second quarter 2016 and prior, income and expense related to insurance premiums written and earned, insurance policy fees, deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses is recorded within the “Insurance premium written and earned” line on the Consolidated Statement of Operations. Effective third quarter 2016, on a prospective basis, only insurance premium written and earned was recorded to that line. Effective third quarter 2016, on a prospective basis, insurance policy fees were recorded as “Other income” and deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses were recorded in “General and administrative” expense. For the years ended December 31, 2015 and 2014, insurance premiums written and earned were $5.5 million and $5.0 million, respectively. For the nine months ended September 30, 2016, insurance premiums written and earned were $4.6 million.

Other Income

Other income includes various administrative transaction fees, insurance policy fees, fees received from referral of leases to third parties and gain on sale of leases, recognized as earned. Effective third quarter 2016, on a prospective basis, the insurance policy fees are recognized in the Consolidated Statements of Operations in “Other income” and for all previous annual and interim periods are recorded net in “Insurance premiums written and earned.”

Insurance Program Deferred Acquisition Costs

Deferred acquisitions costs represent the fees paid to a third-party insurance company. Effective third quarter 2016, on a prospective basis, the costs are recognized on the Consolidated Statements of Operations in “General and administrative” expense and for all previous annual and interim periods were recognized net in “Insurance premiums written and earned.” For each of the years ended December 31, 2015, 2014 and 2013, the Company recognized deferred acquisition costs of less than $0.8 million. For the nine months ended September 30, 2016, the Company recognized $0.5 million of deferred acquisition costs. Since the policy’s premiums are recognized on a month to month basis, there is no deferred acquisition costs on the Consolidated Balance Sheets as these are fully recognized through the Consolidated Statements of Operations in the month written.

Provision for Unpaid Losses and Loss Adjustment Expenses

The Company records a provision for insurance losses and loss adjustment expenses. Effective third quarter 2016, on a prospective basis, the expense was recorded in “General and administrative” expense on the Consolidated Statement of Operations and for all previous annual and interim periods is recorded net in “Insurance premiums written and earned.” The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported (“IBNR”). These estimates are continually reviewed and are subject to the impact of future changes in such factors as claim severity and frequency. Loss and loss expenses are paid when advised by the third-party insurance company. Outstanding losses comprise estimates of the amount of reported losses and loss expenses received from the third-party insurance company plus a provision for losses IBNR. IBNR is determined with the assistance of a third-party actuary. For each of the years ended December 31, 2015, 2014, and 2013, the Company recognized provision for unpaid losses and loss adjustment expenses of less than $0.4 million. For the nine months ended September 30, 2016, the Company recognized provision for unpaid loss and loss adjustment expense of less than $0.5 million.

There have been no other significant changes to our Critical Accounting Policies as described in our 2015 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2016 and September 30, 2015

Net income. Net income of $4.3 million was reported for the three-month period ended September 30, 2016, resulting in diluted EPS of $0.35, compared to net income of $4.8 million and diluted EPS of $0.38 for the three-month period ended September 30, 2015.

Return on average assets was 2.05% for the three-month period ended September 30, 2016, compared to a return of 2.51% for the three-month period ended September 30, 2015. Return on average equity was 11.10% for the three-month period ended September 30, 2016, compared to a return of 10.95% for the three-month period ended September 30, 2015.

Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2016 increased 14.2% to $732.3 million, compared to $641.0 million for the three-month period ended September 30, 2015. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at September 30, 2016 was $759.4 million, an increase of $77.0 million, or 11.3%, from $682.4 million at December 31, 2015.

During the three months ended September 30, 2016, we generated 6,606 new leases with equipment cost of $117.9 million, compared to 6,476 new leases with equipment cost of $99.7 million generated for the three months ended September 30, 2015. Sales staffing levels increased from 131 sales account executives at September 30, 2015 to 136 sales account executives at September 30, 2016. Approval rates decreased 10% to 56% for the quarter ended September 30, 2016, compared to 66% for the quarter ended September 30, 2015.

For the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015, net interest and fee income increased $1.5 million, or 7.8%, primarily due to a $2.1 million increase in interest income, partially offset by a $0.7 million increase in interest expense. The provision for credit losses increased $1.1 million, or 55.0%, to $3.1 million for the three-month period ended September 30, 2016 from $2.0 million for the same period in 2015, primarily due to growth in the portfolio.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2016 and September 30, 2015.

	Three Months Ended September 30,
	2016			2015
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$78,907	$48	0.25%	$88,263	$24	0.11%
Time Deposits	9,107	28	1.21	7,368	21	1.15
Restricted interest-earning deposits with banks	18	—	0.11	502	—	0.01
Securities available for sale	6,120	34	2.22	6,080	33	2.17
Net investment in leases(3)	713,413	17,361	9.73	638,358	16,473	10.32
Loans receivable(3)	18,933	1,332	28.13	2,662	139	20.81

Total interest-earning assets	826,498	18,803	9.10	743,233	16,690	8.98

Non-interest-earning assets:
Cash and due from banks	2,532			2,295
Property and equipment, net	3,718			4,042
Property tax receivables	5,356			3,074
Other assets(4)	11,284			10,357

Total non-interest-earning assets	22,890			19,768

Total assets	$849,388			$763,001

Interest-bearing liabilities:
Certificate of Deposits(5)	$610,912	$1,971	1.29%	510,160	$1,399	1.10%
Money Market Deposits(5)	52,027	84	0.64	46,755	34	0.29

Total interest-bearing liabilities	662,939	2,055	1.24	556,915	1,433	1.03

Non-interest-bearing liabilities:
Sales and property taxes payable	5,882			5,959
Accounts payable and accrued expenses	8,144			7,908
Net deferred income tax liability	15,907			16,944

Total non-interest-bearing liabilities	29,933			30,811

Total liabilities	692,872			587,726

Stockholders’ equity	156,516			175,275

Total liabilities and stockholders’ equity	$849,388			$763,001

Net interest income		$16,748			$15,257
Interest rate spread(6)			7.86%			7.95%
Net interest margin(7)			8.11%			8.21%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.67%			133.46%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended September 30, 2016 Compared To
	Three Months Ended September 30, 2015
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(3)	$27	$24
Time Deposits	5	2	7
Securities available for sale	—	1	1
Net investment in leases	1,863	(975)	888
Loans receivable	1,129	64	1,193
Total interest income	1,892	221	2,113
Interest expense:
Certificate of Deposits	302	270	572
Money Market Deposits	4	46	50
Total interest expense	300	322	622
Net interest income	1,690	(199)	1,491

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended September 30, 2016 and September 30, 2015.

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Interest income	$18,803	$16,690
Fee income	3,944	3,915

Interest and fee income	22,747	20,605
Interest expense	2,055	1,433

Net interest and fee income	$20,692	$19,172

Average total finance receivables(1)	$732,346	$641,020

Annualized percent of average total finance receivables:
Interest income	10.27%	10.41%
Fee income	2.15	2.44

Interest and fee income	12.42	12.85
Interest expense	1.12	0.89

Net interest and fee margin	11.30%	11.96%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $1.5 million, or 7.8%, to $20.7 million for the three months ended September 30, 2016 from $19.2 million for the three months ended September 30, 2015. The annualized net interest and fee margin decreased 66 basis points to 11.30% in the three-month period ended September 30, 2016 from 11.96% for the same period in 2015.

Interest income, net of amortized initial direct costs and fees, was $18.8 million and $16.7 million for the three-month periods ended September 30, 2016 and September 30, 2015, respectively. Average total finance receivables increased $91.3 million, or 14.2%, to $732.3 million at September 30, 2016 from $641.0 million at September 30, 2015. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated was 11.70% and 11.06% for the three-month periods ended September 30, 2016, and September 30, 2015, respectively.

Fee income was $3.9 million for each of the three-month periods ended September 30, 2016 and September 30, 2015. Fee income included approximately $1.1 million and $1.0 million of net residual income for the three-month periods ended September 30, 2016 and September 30, 2015, respectively.

Fee income also included approximately $2.4 million and $2.2 million in late fee income for the three-month periods ended September 30, 2016 and September 30, 2015, respectively.

Fee income, as an annualized percentage of average total finance receivables, decreased 29 basis points to 2.15% for the three-month period ended September 30, 2016 from 2.44% for the same period in 2015. Late fees remained the largest component of fee income at 1.29% as an annualized percentage of average total finance receivables for the three-month period ended September 30, 2016, compared to 1.38% for the three-month period ended September 30, 2015. As an annualized percentage of average total finance receivables, net residual income was 0.58% for the three-month period ended September 30, 2016, compared to 0.65% for the three-month period ended September 30, 2015.

Interest expense increased $0.7 million to $2.1 million, or 1.24% as an annualized percentage of average deposits for, the three-month period ended September 30, 2016, from $1.4 million, or 1.03% as an annualized percentage of average deposits, for the three-month period ended September 30, 2015. The increase was primarily due to an increase in rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 23 basis points to 1.12% for the three-month period ended September 30, 2016, from 0.89% for the same period in 2015. The average balance of deposits was $662.9 million and $556.9 million for the three-month periods ended September 30, 2016 and September 30, 2015, respectively.

There were no borrowings outstanding for each of the three months ended September 30, 2016, and September 30, 2015.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September 30, 2016, brokered certificates of deposit represented approximately 60% of total deposits, while approximately 32% of total deposits were obtained from direct channels, and 8% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.1 million to $1.6 million for the three-month period ended September 30, 2016 from $1.5 million for the three-month period ended September 30, 2015, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $1.1 million and $0.6 million for the three-month periods ended September 30, 2016 and September 30, 2015, respectively. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties and gain on sale of leases, recognized as earned. Effective third quarter 2016, on a prospective basis, insurance policy fees of $0.4 million are recognized in the Consolidated Statements of Operations in “Other income” and for all previous quarters were recognized net in “Insurance premiums written and earned.”

Salaries and benefits expense. Salaries and benefits expense increased $0.7 million, or 9.9%, to $7.8 million for the three-month period ended September 30, 2016 from $7.1 million for the same period in 2015. The increase was primarily due to an increase in total personnel. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.27% for the three-month period ended September 30, 2016 compared with 4.40% for the same period in 2015. Total personnel increased to 318 at September 30, 2016 from 307 at September 30, 2015.

General and administrative expense. General and administrative expense increased $0.6 million, or 13.6%, to $5.0 million for the three months ended September 30, 2016 from $4.4 million for the same period in 2015. General and administrative expense as an annualized percentage of average total finance receivables was 2.72% for the three-month period ended September 30, 2016, compared to 2.72% for the three-month period ended September 30, 2015. Selected major components of general and administrative expense for the three-month period ended September 30, 2016 included $0.8 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.6 million of data processing expense, $0.5 million of marketing expense, and $0.3 million of insurance related expenses which were recognized net in “Insurance premiums written and earned” in prior quarters. In comparison, selected major components of general and administrative expense for the three-month period ended September 30, 2015 included $0.8 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.5 million of data processing expense, and $0.3 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were less than $0.1 million for each of the three month periods ended September 30, 2016 and September 30, 2015.

Provision for credit losses. The provision for credit losses increased $1.1 million, or 55.0%, to $3.1 million for the three months ended September 30, 2016 from $2.0 million for the same period in 2015, primarily due to growth in the portfolio. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $2.5 million for the three-month periods ended September 30, 2016, compared to $2.0 million for the same period in 2015. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.36% during the three-month period ended September 30, 2016, from 1.23% for the same period in 2015. The allowance for credit losses increased to approximately $10.1 million at September 30, 2016, an increase of $1.7 million from $8.4 million at December 31, 2015.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $3.0 million was recorded for each of the three-month periods ended September 30, 2016 and September 30, 2015. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 41.1% and 38.3% for the three-month periods ended September 30, 2016 and September 30, 2015, respectively.

Comparison of the Nine-Month Periods Ended September 30, 2016 and September 30, 2015

Net income. Net income of $12.5 million was reported for the nine-month period ended September 30, 2016, resulting in diluted EPS of $1.00, compared to net income of $13.0 million and diluted EPS of $1.01 for the nine-month period ended September 30, 2015.

Return on average assets was 2.04% for the nine-month period ended September 30, 2016, compared to a return of 2.29% for the nine-month period ended September 30, 2015. Return on average equity was 10.84% for the nine-month period ended September 30, 2016, compared to a return of 9.92% for the nine-month period ended September 30, 2015.

Overall, our average net investment in total finance receivables for the nine-month period ended September 30, 2016 increased 12.0% to $705.9 million, compared to $630.1 million for the nine-month period ended September 30, 2015. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at September 30, 2016 was $759.4 million, an increase of $77.0 million, or 11.3%, from $682.4 million at December 31, 2015.

During the nine months ended September 30, 2016, we generated 19,603 new leases with equipment cost of $333.7 million, compared to 18,533 new leases with equipment cost of $273.7 million generated for the nine months ended September 30, 2015. Sales staffing levels increased from 131 sales account executives at September 30, 2015 to 136 sales account executives at September 30, 2016. Approval rates declined 5% to 59% for the nine-month period ended September 30, 2016, compared to 64% for the nine-month period ended September 30, 2015.

For the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, net interest and fee income increased $3.4 million, or 5.9%, primarily due to a $4.8 million increase in interest income, partially offset by a $1.5 million increase in interest expense. The provision for credit losses increased $1.4 million, or 18.7%, to $8.9 million for the nine-month period ended September 30, 2016 from $7.5 million for the same period in 2015, primarily due to growth in the portfolio.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2016 and September 30, 2015.

	Nine Months Ended September 30,
	2016			2015
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$71,323	$137	0.26%	$97,023	$90	0.13%
Time Deposits	8,662	78	1.21	4,563	38	1.10
Restricted interest-earning deposits with banks	82	—	0.08	785	—	0.01
Securities available for sale	6,232	104	2.24	5,764	93	2.14
Net investment in leases(3)	692,085	51,250	9.87	628,214	49,226	10.45
Loans receivable(3)	13,794	2,952	28.53	1,859	218	15.60

Total interest-earning assets	792,178	54,521	9.17	738,208	49,665	8.97

Non-interest-earning assets:
Cash and due from banks	2,805			1,960
Property and equipment, net	3,777			3,635
Property tax receivables	3,711			3,222
Other assets(4)	11,662			9,899

Total non-interest-earning assets	21,955			18,716

Total assets	$814,133			$756,924

Interest-bearing liabilities:
Certificate of Deposits(5)	$580,631	$5,386	1.24%	505,937	$3,990	1.05%
Money Market Deposits(5)	52,168	218	0.56	47,069	98	0.28

Total interest-bearing liabilities	632,799	5,604	1.18	553,006	4,088	0.98

Non-interest-bearing liabilities:
Sales and property taxes payable	5,192			4,893
Accounts payable and accrued expenses	6,002			6,811
Net deferred income tax liability	16,833			17,524

Total non-interest-bearing liabilities	28,027			29,228

Total liabilities	660,826			582,234

Stockholders’ equity	153,307			174,690

Total liabilities and stockholders’ equity	$814,133			$756,924

Net interest income		$48,917			$45,577
Interest rate spread(6)			7.99%			7.99%
Net interest margin(7)			8.21%			8.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.19%			133.49%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Nine Months Ended September 30, 2016 Compared To
	Nine Months Ended September 30, 2015
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(29)	$76	$47
Time Deposits	37	3	40
Securities available for sale	8	3	11
Net investment in leases	4,826	(2,802)	2,024
Loans receivable	2,422	312	2,734
Total interest income	3,694	1,162	4,856
Interest expense:
Certificate of Deposits	636	760	1,396
Money Market Deposits	12	108	120
Total interest expense	639	877	1,516
Net interest income	3,333	7	3,340

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the nine-month periods ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Interest income	$54,521	$49,665
Fee income	11,747	11,762

Interest and fee income	66,268	61,427
Interest expense	5,604	4,087

Net interest and fee income	$60,664	$57,340

Average total finance receivables(1)	$705,879	$630,073

Percent of average total finance receivables:
Interest income	10.30%	10.51%
Fee income	2.22	2.49

Interest and fee income	12.52	13.00
Interest expense	1.06	0.86

Net interest and fee margin	11.46%	12.14%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $3.4 million, or 5.9%, to $60.7 million for the nine-month period ended September 30, 2016 from $57.3 million for the nine-month period ended September 30, 2015. The annualized net interest and fee margin decreased 68 basis points to 11.46% in the nine-month period ended September 30, 2016 from 12.14% for the same period in 2015.

Interest income, net of amortized initial direct costs and fees, increased $4.8 million, or 9.7%, to $54.5 million for the nine-month period ended September 30, 2016 from $49.7 million for the nine-month period ended September 30, 2015. The increase in interest income was principally due to a decrease in average yield of 21 basis points partially offset by a 12.0% increase in average total finance receivables, which increased $75.8 million to $705.9 million at September 30, 2016 from $630.1 million at September 30, 2015. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated increased 70 basis points to 11.73% for the nine-month period ended September 30, 2016, compared to 11.03% for the nine-month period ended September 30, 2015.

Fee income decreased $0.1 million to $11.7 million for the nine-month period ended September 30, 2016, compared to $11.8 million for the nine-month period ended September 30, 2015. Fee income included approximately $3.2 million of net residual income for the nine-month period ended September 30, 2016 and $2.9 million for the nine-month period ended September 30, 2015.

Fee income also included approximately $7.0 million in late fee income for the nine-month period ended September 30, 2016, which decreased 1.4% from $7.1 million for the nine-month period ended September 30, 2015.

Fee income, as an annualized percentage of average total finance receivables, decreased 27 basis points to 2.22% for the nine-month period ended September 30, 2016 from 2.49% for the nine-month period ended September 30, 2015. Late fees remained the largest component of fee income at 1.31% as an annualized percentage of average total finance receivables for the nine-month period ended September 30, 2016, compared to 1.50% for the nine-month period ended September 30, 2015. As an annualized percentage of average total finance receivables, net residual income was 0.61% for the nine-month period ended September 30, 2016, compared to 0.62% for the nine-month period ended September 30, 2015.

Interest expense increased $1.5 million to $5.6 million, or 1.18% as an annualized percentage of average deposits for, the nine-month period ended September 30, 2016, from $4.1 million, or 0.98% as an annualized percentage of average deposits, for the nine-month period ended September 30, 2015. The increase was primarily due to an increase in rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 20 basis points to 1.06% for the nine-month period ended September 30, 2016, from 0.86% for the same period in 2015. The average balance of deposits was $632.8 million and $553.0 million for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively.

There were no borrowings outstanding for each of the nine months ended September 30, 2016, and September 30, 2015.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September 30, 2016, brokered certificates of deposit represented approximately 60% of total deposits, while approximately 32% of total deposits were obtained from direct channels, and 8% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.5 million to $4.8 million for the nine-month period ended September 30, 2016 from $4.3 million for the nine-month period ended September 30, 2015, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $2.0 million and $1.3 million for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties and gain on sale of leases, recognized as earned. Effective third quarter 2016, on a prospective basis, insurance policy fees of $0.4 million are recognized in the Consolidated Statements of Operations in “Other income” and for all previous quarters were recognized net in “Insurance premiums written and earned.”

Salaries and benefits expense. Salaries and benefits expense increased $2.5 million, or 11.7%, to $23.8 million for the nine months ended September 30, 2016 from $21.3 million for the same period in 2015. The increase was primarily due to an increase in total personnel. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.49% for the nine-month period ended September 30, 2016 compared with 4.51% for the same period in 2015.

Total personnel increased to 318 at September 30, 2016 from 307 at September 30, 2015.

General and administrative expense. General and administrative expense increased $1.3 million, or 10.2%, to $14.1 million for the nine months ended September 30, 2016 from $12.8 million for the same period in 2015. General and administrative expense as an annualized percentage of average total finance receivables was 2.65% for the nine-month period ended September 30, 2016, compared to 2.70% for the nine-month period ended September 30, 2015. Selected major components of general and administrative expense for the nine-month period ended September 30, 2016 included $2.5 million of premises and occupancy expense, $1.0 million of audit and tax compliance expense, $1.7 million of data processing expense, $1.5 million of marketing expense, and $0.3 million of insurance related expenses which were recognized net in “Insurance premiums written and earned” in prior quarters.. In comparison, selected major components of general and administrative expense for the nine-month period ended September 30, 2015 included $2.5 million of premises and occupancy expense, $1.0 million of audit and tax compliance expense, $1.4 million of data processing expense, and $0.9 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. Financing related costs were $0.1 million for the nine months ended September 30, 2016, compared to $0.2 million for the same period in 2015.

Provision for credit losses. The provision for credit losses increased $1.4 million, or 18.7%, to $8.9 million for the nine-month period ended September 30, 2016 from $7.5 million for the same period in 2015, primarily due to growth in the portfolio. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $7.2 million for the nine-month period ended September 30, 2016, compared to $7.5 million for the same period in 2015. The decrease in net charge-offs was primarily due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables decreased to 1.36% during the nine-month period ended September 30, 2016, from 1.59% for the same period in 2015. The allowance for credit losses increased to approximately $10.1 million at September 30, 2016, an increase of $1.7 million from $8.4 million at December 31, 2015.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $8.1 million was recorded for the nine-month period ended September 30, 2016, compared to an expense of $8.2 million for the same period in 2015. The change is primarily attributable to the change in pretax income recorded and a change in the effective tax rate due to changing demographics for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 39.4% for the nine-month period ended September 30, 2016, compared to 38.6% for the nine-month period ended September 30, 2015.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $77.0 million, or 11.3%, to $759.4 million at September 30, 2016 from $682.4 million at December 31, 2015. We continue to monitor our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations.

The chart which follows provides our asset quality statistics for each of the three-and nine-month periods ended September 30, 2016 and September 30, 2015, and the year ended December 31, 2015:

		Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
		2016	2015	2016	2015	2015
		(Dollars in thousands)
Allowance for credit losses, beginning of period		$9,430	$8,567	$8,413	$8,537	$8,537

Charge-offs		(3,062)	(2,595)	(9,060)	(9,196)	(12,453)
Recoveries		568	630	1,840	1,705	2,334

Net charge-offs		(2,494)	(1,965)	(7,220)	(7,491)	(10,119)

Provision for credit losses		3,137	1,986	8,880	7,542	9,995

Allowance for credit losses, end of period	(1)	$10,073	$8,588	$10,073	$8,588	$8,413

Annualized net charge-offs to average total finance receivables	(2)	1.36%	1.23%	1.36%	1.59%	1.59%

Allowance for credit losses to total finance receivables, end of period	(2)	1.33%	1.31%	1.33%	1.31%	1.24%

Average total finance receivables	(2)	$732,346	$641,020	$705,879	$630,073	$636,790
Total finance receivables, end of period	(2)	$756,144	$657,143	$756,144	$657,143	$679,738

Delinquencies greater than 60 days past due		$3,885	$3,186	$3,885	$3,186	$3,163
Delinquencies greater than 60 days past due	(3)	0.45%	0.43%	0.45%	0.43%	0.41%
Allowance for credit losses to delinquent accounts greater than 60 days past due	(3)	259.28%	269.55%	259.28%	269.55%	265.98%

Non-accrual leases and loans, end of period		$2,022	$1,684	$2,022	$1,684	$1,677
Renegotiated leases and loans, end of period		$350	$468	$350	$468	$535
Accruing leases and loans past due 90 days or more		$—	$—	$—	$—	$—

Interest income included on non-accrual leases and loans	(4)	$21	$23	$111	$110	$153
Interest income excluded on non-accrual leases and loans	(5)	$23	$22	$40	$33	$41

(1)	At September 30, 2016, December 31, 2015, and September 30, 2015 the allowance for credit losses allocated to loans was $0.7 million, $0.2 million, and less than $0.1 million, respectively.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.

(4)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.
(5)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

Net charge-offs for the three months ended September 30, 2016 were $2.5 million (1.36% of average total finance receivables on an annualized basis), compared to $2.4 million (1.38% of average total finance receivables on an annualized basis) for the three months ended June 30, 2016 and $2.0 million (1.23% of average total finance receivables on an annualized basis) for the three months ended September 30, 2015. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

Net charge-offs for the nine-month period ended September 30, 2016 were $7.2 million (1.36% of average total finance receivables on an annualized basis), compared to $7.5 million (1.59% of average total finance receivables on an annualized basis) for the nine-month period ended September 30, 2015. The decrease in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as discussed above.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.45% at September 30, 2016 and 0.41% at December 31, 2015, compared to 0.43% at September 30, 2015. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of September 30, 2016, approximately 69% of our leases were one dollar purchase option leases, 31% were fair market value leases and less than 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of September 30, 2016, there were $26.9 million of residual assets retained on our Consolidated Balance Sheet, of which $22.5 million, or 83.5%, were related to copiers. As of December 31, 2015, there were $27.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.7 million, or 83.1%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of September 30, 2016 and December 31, 2015. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $1.1 million and $1.0 million of net residual income for the three-month periods ended September 30, 2016 and September 30, 2015, respectively. Fee income included approximately $3.2 million and $2.9 million of net residual income for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

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

We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.3 million and $1.1 million for the three-month periods ended September 30, 2016 and September 30, 2015, respectively. Renewal income net of depreciation totaled approximately $3.8 million and $3.2 million for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively.

For the three months ended September 30, 2016 and September 30, 2015, the net loss on residual values disposed at end of term totaled $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2016, the net loss on residual values disposed at end of term totaled $0.6 million, compared to a net loss of $0.3 million for the nine months ended September 30, 2015. The primary driver of the changes was a shift in the mix of the amounts, types and age of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the nine-month periods ended September 30, 2016 and September 30, 2015, respectively.

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

On October 9, 2009, Marlin Business Services Corp.’s affiliate, Marlin’s Receivables Corp. (“MRC”), closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. On April 8, 2015, the facility was amended to change the amount under the loan facility from $75.0 million to $50.0 million. On May 4, 2016, the facility was amended to extend the maturity date to August 4, 2016. On August 5, 2016, the facility was terminated.

The Company declared a dividend of $0.14 per share on July 28, 2016. The quarterly dividend was paid on August 18, 2016 to shareholders of record on the close of business on August 8, 2016, which resulted in a dividend payment of approximately $1.8 million. It represented the Company’s twentieth consecutive quarterly cash dividend.

At September 30, 2016, we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $77.6 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB.

Net cash used in investing activities was $91.9 million for the nine-month period ended September 30, 2016, compared to net cash used in investing activities of $46.5 million for the nine-month period ended September 30, 2015. The decrease in cash flows from investing activities is primarily due to $80.8 million more of purchases of equipment for direct financing lease contracts and funds used to originate loans partially offset by $5.7 million less in time deposits with banks and $27.8 million more of principal collections on leases and loans due to higher average finance receivables. Investing activities primarily relate to leasing activities.

Net cash provided by financing activities was $83.5 million for the nine-month period ended September 30, 2016, compared to net cash provided by financing activities of $17.8 million for the nine-month period ended September 30, 2015. The increase in cash flows from financing activities is primarily due to a $59.5 million increase in deposits. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $25.9 million for the nine-month period ended September 30, 2016, compared to net cash provided by operating activities of $23.3 million for the nine-month period ended September 30, 2015. Net cash provided by operating activities for the nine-month period ended September 30, 2016 includes $6.8 million of proceeds from the sale of leases which represents cash received for leases which were originated by the Company and subsequently sold to third parties.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using FDIC- insured deposits issued through MBB. Total cash and cash equivalents available as of September 30, 2016 totaled $77.6 million, compared to $60.1 million at December 31, 2015.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of September 30, 2016 and December 31, 2015 totaled $9.1 million and $7.4 million, respectively.

Restricted Interest-earning Deposits with Banks. As of September 30, 2016, no cash was classified as restricted interest-earning deposits with banks, compared to $0.2 million at December 31, 2015. Restricted interest-earning deposits with banks consisted primarily of trust accounts related to our secured debt facility.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at September 30, 2016 and December 31, 2015. Information pertaining to our borrowing facilities is as follows:

	For the Nine Months Ended September 30, 2016				As of September 30, 2016
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate (2)	Outstanding	Rate (2)	Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000

	$25,000		$—	—%	$—	—%	$25,000

(1)	Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2016, MBB had $27.6 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.
(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $27.6 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $31.1 million of net investment in leases pledged at September 30, 2016.

Long-term Loan Facilities

On October 9, 2009, Marlin Business Services Corp.’s affiliate, MRC, closed on a $75.0 million, three-year committed loan facility with the Lender Finance division of Wells Fargo Capital Finance. The facility is secured by a lien on MRC’s assets and is supported by guaranties from Marlin Business Services Corp. and MLC. Advances under the facility are made pursuant to a borrowing base formula, and the proceeds are used to fund lease originations. In contrast to previous facilities, this long-term loan facility does not require annual refinancing. On April 8, 2015, the facility was amended to change the amount under the loan facility from $75.0 million to $50.0 million. On May 4, 2016, the facility was amended to extend the maturity date to August 4, 2016. On August 5, 2016, the facility was terminated.

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

At September 30, 2016, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 16.05%, 16.73%, 16.73% and 17.98%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At September 30, 2016, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 18.53%, 19.77%, 19.77% and 21.02%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at September 30, 2016 was $131.0 million, which exceeds the regulatory threshold for “well capitalized” status. Until March 12, 2011, MBB operated in accordance with its original de novo three-year business plan as required by the original order issued by the FDIC when the Company opened MBB. Following the expiration of MBB’s three-year de novo period, the Company provided MBB with additional capital to support growth of $25 million in 2011, $10 million in 2012, and $10 million in 2013. Additional capital was not required from the Company in 2014, 2015 or 2016 as MBB is able to support future growth.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to September 30, 2016

The Company declared a dividend of $0.14 per share on October 27, 2016. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.8 million, is scheduled to be paid on November 17, 2016 to shareholders of record on the close of business on November 7, 2016. It represents the Company’s twenty-first consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of September 30, 2016 were as follows:

	Contractual Obligations as of September 30, 2016
	Certificates	Contractual
	of	Interest	Operating	Leased	Capital
Period Ending December 31,	Deposits (1)	Payments(2)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2016	$64,434	$973	$1	$395	$25	$65,828
2017	238,491	5,710	4	1,527	77	245,809
2018	158,865	3,461	4	1,468	—	163,798
2019	82,659	1,760	4	1,431	—	85,854
2020	54,746	762	1	686	—	56,195
Thereafter	26,959	991	—	—	—	27,950

Total	$626,154	$13,657	$14	$5,507	$102	$645,434

(1)	Money market deposit accounts are not included. As of September 30, 2016, money market deposit accounts totaled $50.8 million.
(2)	Includes interest on certificates of deposits and borrowings.

There were no off-balance sheet arrangements requiring disclosure at September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s third fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on Stock Repurchases

During the three months ended September 30, 2016, the Company did not repurchase any of its common stock under the 2014 Repurchase Plan in the open market.

In addition to the repurchases described above, pursuant to the 2014 Equity Plan, participants may have shares withheld to cover income taxes. There were 735 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Plan during the three-month period ended September 30, 2016, at an average cost of $17.98 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003 and incorporated by reference herein.

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

Date: October 31, 2016