Form 10-K
period 2016-12-31
MARLIN BUSINESS SERVICES CORP
filed 2017-03-13
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ Global Select Market was approximately $141,423,305 as of June 30, 2016. Shares of common stock held by each executive officer and director and persons known to us who beneficially own 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 23, 2017 was 12,588,382 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

FORM 10-K

PART I

Item 1.	Business

Overview

We are a nationwide provider of credit products and services to small businesses. The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment, working capital loans, and insurance products. Our average original transaction size was approximately $15,000 at December 31, 2016, and we typically do not exceed $250,000 for any single transaction. We access our end user customers primarily through origination sources consisting of independent commercial equipment dealers, various national account programs, through direct solicitation of our end user customers, and through relationships with select lease and loan brokers. We use both a telephonic direct sales model and, for strategic larger accounts, outside sales executives to market to our origination sources and end user customers. Through these origination sources, we are able to cost-effectively access end user customers while also helping our origination sources obtain financing for their customers. As of December 31, 2016, we serviced approximately 86,000 finance contracts having a total original value of $1.3 billion for approximately 72,000 small business customers.

The small balance commercial financing market is highly fragmented. We estimate that there are more than 100,000 independent commercial equipment dealers and other intermediaries who sell the types of equipment we finance or require the types of financing we provide. We believe this segment of equipment dealers is underserved because: (1) the large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to larger equipment manufacturers and larger distributors, rather than to independent equipment dealers; and (2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service large volumes of low-balance transactions. We focus on establishing our relationships with independent equipment dealers who value convenient point-of-sale lease financing programs because we can make their sales process more effective. By providing them with the ability to offer our financing and related services to their customers as an integrated part of their selling process, our origination sources have the opportunity to increase their sales and provide better service to their customers. By doing this, we are also able to gather small business end user customers to which we can sell additional credit products and services through our fully integrated origination platform which allows us to efficiently solicit, process, and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2016, we have processed approximately 1,038,000 lease applications and originated over 436,000 new leases.

Through the issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits, the Company’s wholly-owned subsidiary, Marlin Business Bank (“MBB”), serves as the Company’s primary funding source. MBB receives time deposits through a variety of sources including: directly from customers, through the use of on-line listing services, and through the use of deposit brokers. In the future MBB may elect to offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

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

Competitive Strengths

We believe several characteristics may distinguish us from our competitors, including the following:

Multiple Sales Origination Channels. We use multiple sales origination channels to penetrate effectively the highly diversified and fragmented small-ticket equipment leasing market. Our direct origination channels, which account for approximately 89% of the active lease contracts in our portfolio, involve: (1) establishing relationships with independent equipment dealers; (2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and (3) soliciting our existing end user customer base for repeat business. Our indirect origination channels account for approximately 11% of the active lease contracts in our portfolio and consist of our relationships with brokers and certain equipment dealers who refer transactions to us for a fee or sell leases to us that they originate. Indirect business represented 12% of 2016 originations, while direct business represented 88%.

Highly Effective Account Origination Platform. Our telephonic direct marketing platform and our strategic use of outside sales account executives offer origination sources a high level of personalized service through our team of 135 sales account executives and sales support personnel. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

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

Portfolio Diversification. As of December 31, 2016, no single end user customer accounted for more than 0.08% of our portfolio balance and leases from our largest origination source accounted for only 1.38% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (13%), Texas (10%) and Florida (10%).

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

Sophisticated Collections Environment. Our centralized collections department is structured to collect delinquent accounts, minimize credit losses and maximize post charge-off recovery dollars. Our collection strategy employs a delinquency bucket segmentation approach, where certain collectors are assigned to accounts based on their delinquency status. We also stratify and assign our accounts to collectors based on other relevant criteria, such as customers with an early missed payment, risk profile and transaction size. This segmentation approach allows us to assign our more experienced collectors to the late stage delinquent accounts. In addition, the collections department also focuses on collecting delinquent late fees, property taxes, and other outstanding amounts due under the customer’s contracts.

Access to Multiple Funding Sources. We have established and maintained diversified funding sources, with our wholly-owned subsidiary, MBB. MBB is currently our primary funding source through the issuance of fixed and variable rate FDIC-insured deposits raised nationally through various deposit brokers. Our proven ability to access funding consistently at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business. (See Liquidity and Capital Resources in Item 7).

Experienced Management Team. Our executive officers have an average of more than 20 years of experience in financial services. As we have grown, we have expanded the management team with a group of successful, seasoned executives.

Disciplined Growth Strategy

Our primary objective is to enhance our current position as a provider of credit services to small and mid-sized businesses by pursuing a strategy focused primarily on organic growth initiatives while actively managing credit risk. We seek to maintain consistent credit quality standards while continuing to pursue strategies designed to increase the number of independent equipment dealers and other origination sources that generate and develop lease and loan customers. We also target strategies to further penetrate our existing origination sources.

Asset Originations

Overview of Origination Process. We access our end user customers through our extensive network of independent equipment dealers and through the direct solicitation of our end user customers. We use both a highly efficient telephonic direct sales model and, for strategic larger accounts, outside sales executives to market to our origination sources. Through these sources, we are able to deliver convenient and flexible financing solutions to our end user customers.

Our origination process begins with our database of thousands of origination source prospects located throughout the United States. We develop and continually update this database by purchasing marketing data from third parties, such as Dun & Bradstreet, Inc., by joining industry organizations and by attending equipment trade shows. The prospects in our database are systematically distributed to our sales force for solicitation and further data collection. Sales account executives access prospect information and related marketing data through our contact management software. This contact management software enables the sales account executives to sort their origination sources and prospects by any data field captured, schedule calling campaigns, send e-mails, produce correspondence and documents, manage their time and calendar, track activity, recycle leads and review management reports.

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

•	ability to submit applications via fax, phone, Internet, mail, e-mail, or web portal;

•	credit decisions generally within two hours;

•	one-page, plain-English form of lease for transactions up to $100,000;

•	ability to use electronic documents with instantaneous routing;

•	check, wire, or ACH funding to the origination source once all lease and loan origination conditions are satisfied;

•	value-added services, such as application and portfolio reporting, marketing support and sales training on the benefits of financing;

•	online portal for dealers to view current status and important information about their customers;

•	on-site or telephonic training of the equipment dealer’s sales force on leasing as a sales tool; and

•	custom leases and loan programs.

Of our 318 total employees as of December 31, 2016, we employed 135 sales account executives, each of whom receives a base salary and earns commissions based on his or her lease and loan originations. We also have six employees dedicated to marketing as of December 31, 2016.

Sales Origination Channels. We primarily use direct sales origination channels to penetrate effectively a multitude of origination sources in the highly diversified and fragmented small-ticket equipment leasing market. All inside sales account executives use our telephonic direct marketing sales model to solicit these origination sources and end user customers.

Direct Channels. Our direct sales origination channels, which account for approximately 89% of the active lease contracts in our portfolio, involve:

•	Independent Equipment Dealer Solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $12.0 million in annual revenues and fewer than 50 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

•	Major and National Accounts. This channel focuses on two specific areas of development: (i) national equipment manufacturers and distributors, where we seek to leverage their endorsements to become the preferred lease financing source for their independent dealers, and (ii) major accounts (larger independent dealers, distributors and manufacturers) with a consistent flow of business that need a specialized marketing and sales platform to convert more sales using a leasing option.

•	End User Customer Solicitations. This channel focuses primarily on soliciting our existing portfolio of approximately 72,000 end user customers for additional equipment leasing or working capital opportunities. We view our existing end user customers as an excellent source for additional business for various reasons, including (i) retained credit information; (ii) consistent payment histories; and (iii) a demonstrated propensity to finance their equipment.

Indirect Channels. Our indirect origination channels account for approximately 11% of the active lease contracts in our portfolio and consist of our relationships with lease brokers and certain equipment dealers who refer end user customer transactions to us for a fee or sell us leases that they originated with end user customers. We conduct our own independent credit analysis on each end user customer in an indirect lease transaction. We have written agreements with most of our indirect origination sources whereby they provide us with certain representations and warranties about the underlying lease transaction. The origination sources in our indirect channels generate leases that are similar to those generated by our direct channels.

Sales Recruiting, Training and Mentoring

Sales account executive candidates are screened for previous sales experience and communication skills, phone presence and teamwork orientation and are asked to complete personality profiles to ensure their skills align with those of our most successful sales account executives. Each new sales account executive undergoes a comprehensive training program shortly after he or she is hired. The training program covers the fundamentals of lease finance and introduces the sales account executive to our origination and credit policies and procedures. New sales account executives also receive technical training on our databases and our information management tools and techniques. At the end of the program, the sales account executives are monitored closely to ensure they meet our performance standards and work directly with the sales managers to resolve any performance issues. In addition to our formal training program, sales account executives receive extensive on-the-job training and mentoring. All sales account executives sit in groups, providing newer sales account executives the opportunity to learn first-hand from their more senior peers. In addition, our sales managers frequently monitor and coach sales account executives during phone calls, providing immediate feedback. Our sales account executives also receive continuing education and training, including periodic, detailed presentations on our contact management system, underwriting guidelines and sales enhancement techniques.

Product Offerings

Equipment Leases. The types of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. Our leases provide for non-cancelable rental payments due during the initial lease term. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 60 months. At December 31, 2016, the average original term of the leases in our portfolio was approximately 48 months, and we had personal guarantees on approximately 38% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring end user customers to, among other things:

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

Property Insurance on Leased Equipment. Our lease agreements specifically require the end user customers to obtain all-risk property insurance in an amount equal to the replacement value of the equipment and to designate us as the loss payee on the policy. If the end user customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as the loss payee under that policy. At December 31, 2016, approximately 53% of our end user customers insured the equipment under their existing policies. For the others, we offer an insurance product through a master property insurance policy underwritten by a third-party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the replacement cost of the equipment.

In May 2000, we established AssuranceOne, our Bermuda-based, wholly-owned captive insurance subsidiary which enables us to reinsure the property insurance coverage for the equipment financed by MLC and MBB for our end user customers. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less claims, premium tax and a ceding fee based on a percentage of annual net premiums written. The reinsurance contract is scheduled to expire in May 2018. On January 27, 2010, pursuant to an application filed with the Bermuda Monetary Authority, AssuranceOne changed from a Class 1 insurer to a Class 3 insurer under the Bermuda Insurance Act of 1978, as amended. As a Class 3 insurer, AssuranceOne is permitted to collect up to 50% of its premiums in connection with insurance coverage on equipment unrelated to the Company, meaning that, through AssuranceOne, we may offer an insurance product to cover equipment not otherwise financed through the Company. During the year ended December 31, 2016, of our total insurance income of $6.4 million, no income was recognized in connection with our insurance product covering equipment not financed through the Company.

Funding Stream: Small Business Loans. During the first quarter of 2015, the Company launched Funding Stream, a new, flexible loan program of MBB. Funding Stream is tailored to the small business market to provide customers a convenient, hassle-free alternative to traditional lenders and access to capital to help grow their businesses. As of December 31, 2016, the Company had approximately $19.9 million of book value of small business loans on the balance sheet. Generally, these loans range from $5,000 to $150,000, have flexible 6 to 24 month terms, and have automated daily, weekly, and monthly payback. Small business owners can apply online, in ten minutes or less, on Fundingstream.com. Approved borrowers can receive funds in as little as two days. Approximately 40% of our Funding Stream customers renew or take additional capital.

Portfolio Overview

At December 31, 2016, we had approximately 86,000 active leases in our portfolio, representing aggregate minimum lease payments receivable of $867.8 million. With respect to our portfolio at December 31, 2016:

•	the average original lease transaction was approximately $15,000, with an average remaining balance of approximately $10,000;

•	the average original lease term was approximately 48 months;

•	our active leases were spread among approximately 72,000 different end user customers, with the largest single end user customer accounting for only 0.08% of the aggregate minimum lease payments receivable;

•	over 79.0% of the aggregate minimum lease payments receivable were with end user customers who had been in business for more than five years;

•	the portfolio was spread among 12,679 origination sources, with the largest source accounting for only 1.38% of the aggregate minimum lease payments receivable, and our 10 largest origination sources accounting for only 8.8% of the aggregate minimum lease payments receivable;

•	there were over 100 different equipment categories financed, with the largest categories set forth as follows, as a percentage of the December 31, 2016 aggregate minimum lease payments receivable:

Equipment Category	Percentage
Copiers	22.23%
Commercial & Industrial	7.49%
Restaurant	5.13%
Computer Software	3.97%
Titled V-Commercial	2.95%
Auto Equipment	2.82%
Computer Hardware	2.35%
Cash registers	2.11%
Security systems	2.10%
Printing	1.94%
Telecommunications Equipment	1.89%
All others (none more than 1.89%)	45.02%

we had leases outstanding with end user customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2016 aggregate minimum lease payments receivable:

State	Percentage
California	13.01%
Texas	10.25%
Florida	9.88%
New York	6.79%
New Jersey	5.10%
Georgia	4.58%
Pennsylvania	4.05%
North Carolina	3.30%
Illinois	3.18%
Ohio	2.56%
Virginia	2.48%
Maryland	2.41%
All others (none more than 2.41%)	32.41%

Information Management

A critical element of our business operations is our ability to collect detailed information on our origination sources and end user customers at all stages of a financing transaction and to manage that information effectively so that it can be used across all aspects of our business. Our information management system integrates a number of technologies to optimize our sales origination, credit, collection and account servicing functions. Applications used across our business include:

•	a customer relationship management system that: (1) summarizes vital information on our prospects, origination sources, competitors and end user customers compiled from third-party data, trade associations, manufacturers, transaction information and data collected through the sales solicitation process; and (2) produces detailed reports using a variety of data fields to evaluate the performance and effectiveness of our sales account executives;

•	a call management reporting system that systematically analyzes call activity patterns to improve inbound and outbound calling campaigns for originations, collections and customer service;

•	a data warehouse that aggregates data from origination, sales, credit and servicing attributes based on the performance and preferences of our origination sources and end user customers. Organization leaders have direct access to monitor origination sources, trends, exposure, portfolio concentration and other key performance indicators;

•	an originations processing system that allows the organization to:

•	manage departmental tasks attributed to the full life cycle of an application;

•	automatically aggregate credit attributes from third party data sources;

•	automatically approve applications which qualify under certain guidelines, while rejecting those that do not qualify; and

•	allows for the automated submission of applications to syndication partners.

•	a servicing software platform that facilitates:

•	contract maintenance;

•	delinquency management and collections; and

•	Payment assessment and processing.

•	predictive auto dialer technology that is used primarily in the collection processes to improve the efficiencies by which these groups make their daily phone calls;

•	imaging technology that enables our employees to retrieve at their desktops all documents evidencing a lease transaction, thereby further improving our operating efficiencies and service levels;

•	an integrated voice response unit that enables our end user customers the opportunity to obtain quickly and efficiently certain information from us about their accounts; and

•	a web-based, hosted transactional system for our dealer and end user community that provides several business critical functions including:

•	application entry and tracking;

•	real-time notification for application approvals;

•	portfolio management;

•	on-line retrieval of the approval package;

•	operational metrics;

•	invoice presentment and bill payment; and

•	contract management tools, such as online documents, change forms and other items.

•	eLink – An Application Programming Interface (API) that gives commercial equipment vendors the ability to integrate financing options directly into their ecommerce sales platform.

Our information technology platform infrastructure is industry standard and fully scalable to support future growth. Our systems are backed up to an off-site storage provider after each business day. In addition, we have contracted with a third party for disaster recovery services.

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Credit analysts are located in our New Jersey corporate office and at MBB’s office in Salt Lake City, Utah. At December 31, 2016 we had a total of 21 credit analysts, each with an average of approximately 12 years of experience. Each credit analyst’s performance is measured monthly against a discrete set of performance variables, including decision turnaround time, performance metrics and adherence to our underwriting policies and procedures.

Our typical financing transaction involves three parties: the origination source, the end user customer and us. The key elements of our comprehensive credit underwriting process include the qualification and ongoing review of origination sources, the performance of due diligence procedures on each end user customer and the monitoring of overall portfolio trends and underwriting standards.

Qualification and Ongoing Review of Origination Sources. Each origination source is reviewed and qualified by the credit analyst. The origination source’s credit information and references are reviewed as part of the qualification process. Over time, our database has captured credit profiles on thousands of origination sources. We regularly track all applications and lease and loan originations by source, assessing whether the origination source has a high application decline rate and analyzing the delinquency rates on the leases and loans originated through that source. Any unusual situations that arise involving the origination source are noted in the source’s file. Each origination source is reviewed on a regular basis using portfolio performance statistics as well as any other information noted in the source’s file. We will place an origination source on watch status if its portfolio performance statistics are consistently below our expectations. If the origination source’s statistics do not improve in a timely manner, we often stop accepting applications from that origination source. Some of our business is originated directly with the end user, therefore there is no origination source involved.

End User Customer Review. Each end user customer’s application is reviewed using our customized acquisition scorecards along with our rules-based set of underwriting guidelines that focus on predictive commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on proven best practices and its experience in extending credit to small and mid-sized businesses. The guidelines are reviewed and revised as necessary by our Credit Committee, which is comprised of our Chief Credit Officer, Chief Executive Officer, Senior Vice President of Portfolio Management, President of MBB and Chief Lending Officer of MBB. Our underwriting guidelines require a thorough credit investigation of the end user customer. The guidelines may also include an analysis of the personal credit of the owner, who may guarantee the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

•	financial strength of the business;

•	length of time in business;

•	confirmation of actual business operations and ownership;

•	management history, including prior business experience;

•	size of the business, including the number of employees;

•	third-party commercial credit data and consumer credit data (when applicable);

•	legal structure of business; and

•	fraud indicators.

Transactions over $100,000 receive a higher level of scrutiny, may include a review of financial statements or tax returns and a review of the business purpose of the equipment to the end user customer.

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

In some instances after a lease is approved, a phone verification with the end user customer is performed by us prior to funding the transaction. The purpose of this call is to review the terms and conditions of the lease contract, confirm the customer’s satisfaction with the equipment and obtain additional billing information. We will delay paying the origination source for the equipment if the credit operations analyst uncovers any material issues during the phone verification.

Since mid-2009, we have been using proprietary, customized acquisition scorecards for use in our credit decisioning process based on our database of historical information. The scorecards are tested and validated on an ongoing basis by credit and non-credit subject matter experts both inside and outside the organization. The scorecards’ key attributes and mathematical computations are periodically modified. The scorecards enable us to increase efficiencies and consistency in the credit decisioning process. In 2016, approximately 39% of credit decisions made on new applications have been made using the scorecards.

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

At the end of the initial lease term, on fair market value leases, a customer may return the equipment, continue leasing the equipment or purchase the equipment under the guidelines set forth in the purchase option granted to the customer. Our end of term department maintains a team of employees who seek to realize our recorded residual in the leased equipment at the end of the lease term.

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

Capital Adequacy. New capital adequacy standards adopted by the federal bank regulatory agencies established new minimum capital requirements for the Company and MBB effective on January 1, 2015. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). The new requirements include a 6% minimum Tier 1 risk-based ratio (8% to be considered well-capitalized). Tier 1 Capital consists of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles. The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for credit losses on loans and leases, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities. At December 31, 2016, the Company’s Tier 1 Capital and total capital ratios were 19.37% and 20.62%, respectively.

The new capital standards require a minimum Tier 1 leverage ratio of 4%. The capital requirements also now require a new common equity Tier 1 risk-based capital ratio with a required minimum of 4.5% (6.5% to be considered well-capitalized). The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. MBB is subject to similar capital standards. At December 31, 2016, the Company’s leverage and common equity ratios were 18.36% and 19.37%, respectively.

The Company is required to have a level of regulatory capital in excess of the regulatory minimum and to have a capital buffer above 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

On July 2, 2013, the Federal Reserve Board approved a final rule to help ensure banking organizations maintain strong capital positions that will enable them to continue lending to creditworthy households and businesses even after unforeseen losses and during severe economic downturns. The final rule minimizes the burden on smaller, less complex financial institutions. It establishes an integrated regulatory capital framework that addresses shortcomings in capital requirements, particularly for larger, internationally active banking organizations, that became apparent during the recent financial crisis. The rule implemented in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The final rule was effective January 1, 2014 and phased in over a multiple-year period, becoming fully effective on January 1, 2019.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. MBB’s Tier 1 Capital balance was $130.7 million at December 31, 2016, resulting in a Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and a total risk-based capital ratio of 15.31%, 15.95%, 15.95% and 17.20%, respectively, which exceeded the regulatory requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 17.20% at December 31, 2016 exceeded the threshold for well-capitalized status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

On July 21, 2010, President Barack Obama signed the Dodd-Frank Act into law, which, in part, (1) required the FDIC to increase reserves for the Deposit Insurance Fund (the “DIF”) against future losses which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets greater than $10 billion and (2) permanently raised the standard maximum deposit insurance amount to $250,000. To bolster the DIF, the Dodd-Frank Act provides for a new minimum reserve ratio of not less than 1.35% of estimated insured deposits and requires that the FDIC take steps necessary to attain this 1.35% ratio by September 30, 2020. The FDIC is required by law to offset the effect on institutions with less than $10 billion in total consolidated assets of increasing the reserve ratio from 1.15% to 1.35%. In April 2016, the Board of Directors of the FDIC approved a final rule that amends the way small banks are assessed for deposit insurance, affecting banks with less than $10 billion in assets that have been FDIC insured for at least five years. Changes in the rules include a revised methodology that the FDIC uses to determine risk-based assessments to better reflect risks and assign insurance assessments based on those risks. This final rule was implemented starting in the third quarter of 2016. These changes took effect at the same time rates were reduced for small banks due to hitting the 1.15 percent ratio.

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

We believe that we currently are in substantial compliance with all material statutes and regulations that are applicable to our business.

Competition

We compete with a variety of equipment financing sources that are available to small and mid-sized businesses, including:

•	national, regional and local finance companies that provide leases and loan products;

•	financing through captive finance and leasing companies affiliated with major equipment manufacturers;

•	working capital lenders, often referred to as FinTech companies;

•	corporate credit cards; and

•	commercial banks, savings and loan associations and credit unions.

Our principal competitors in the small-ticket equipment leasing market are independent finance companies, local and regional banks and, to a lesser extent, in the case of our national accounts channels, national providers of equipment lease financing, some of which are national banks with leasing divisions. Many of our national competitors are substantially larger than we are and generally focus on larger ticket transactions and in some cases international programs. We compete on the quality of service we provide to our origination sources and end user customers. With the introduction of our working capital solution, Funding Stream, we also compete with FinTech lenders. We have encountered and will continue to encounter significant competition.

Employees

As of December 31, 2016, we employed 318 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

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

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties, not limited to the risks set forth below, that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make.

If we cannot obtain deposits or financing, we may be unable to fund our operations. Our business requires a substantial amount of cash to operate. Our cash requirements will increase as our lease and loan originations increase. We obtain a substantial amount of the cash required for operations through a variety of external funding sources, such as deposits raised by MBB. A failure to access the deposits market or to add new funding facilities could affect our ability to fund and originate new leases and loans.

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

Deteriorated economic or business conditions may lead to greater than anticipated lease or loan defaults and credit losses, which could limit our ability to obtain additional financing and reduce our operating income. Historically, the capital and credit markets have experienced periodic volatility and disruption. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength. Concerns over geopolitical issues and the availability and cost of credit, have contributed to increased volatility for the economy and the capital and credit markets. In the event of extreme and prolonged market events, such as a global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Our operating income may be reduced by various economic factors and business conditions, including the level of economic activity in the markets in which we operate. Delinquencies and credit losses generally increase during economic slowdowns or recessions. Because we extend credit primarily to small and mid-sized businesses, many of our customers may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled lease or loan payments during these periods. Therefore, to the extent that economic activity or business conditions deteriorate, our delinquencies and credit losses may increase. Unfavorable economic conditions may also make it more difficult for us to maintain both our new lease and loan origination volume and the credit quality of new leases and loans at levels previously attained. Unfavorable economic conditions could also increase our funding costs or operating cost structure or limit our access to funding. Any of these events could reduce our operating income.

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

The monetary policies and regulations of the Federal Reserve Board have had a significant affect on the operating results of bank holding companies in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

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

On October 19, 2010, the FDIC further addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35% (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. As of the third quarter of 2016, the FDIC implemented new assessment rates when the reserve ratio reached 1.15%. These changes also apply higher or lower insurance premiums based on the risk of an institution’s assets and liabilities.

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

If interest rates change significantly, we may be subject to higher interest costs with respect to our funding sources, which may cause us to suffer material losses. Because we use FDIC insured deposits to fund our leases, our margins could be reduced by an increase in interest rates. Each of our leases is structured so that the sum of all scheduled lease payments will equal the cost of the equipment to us, less the residual, plus a return on the amount of our investment. This return is known as the yield. The yield on our leases is fixed because the scheduled payments are fixed at the time of lease origination. When we originate or acquire leases, we base our pricing in part on the spread we expect to achieve between the yield on each lease and the effective interest rate we expect to pay when we finance the lease. To the extent that a lease is financed with variable-rate funding, increases in interest rates during the term of a lease could narrow or eliminate the spread, or result in a negative spread. A negative spread is an interest cost greater than the yield on the lease. Because most of our assets have a fixed interest rate, increases in LIBOR (“LIBOR”) or our MMDA Product would negatively impact our earnings. If interest rates increase faster than we are able to adjust the pricing under our new leases or loans, our net interest margin would be reduced. In addition, with respect to our fixed-rate deposits and borrowings, increases in interest rates could have the effect of increasing our costs on future transactions.

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

If we experience significant telecommunications or technology downtime, our operations would be disrupted and our ability to generate operating income could be negatively impacted. Our business depends in large part on our telecommunications and information management systems. The temporary or permanent loss of our computer systems, telecommunications equipment or software systems, through casualty or operating malfunction, could disrupt our originations and operations and negatively impact our ability to secure new business and to service our customers. This could lead to significant declines in our operating income.

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

Future sales of our common stock by a certain large shareholder could adversely affect the market price of our common stock. A substantial number of shares of our common stock could be sold into the public market pursuant to a shelf registration statement on Form S-3 (No. 333-128329) that became effective on December 19, 2005. As of December 31, 2016, this large shareholder owned 3,001,925 shares of our common stock. The sale of all or a portion of these shares into the public market, or the perception that such a sale could occur, could adversely affect the market price of our common stock.

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

At December 31, 2016, we operated from eight leased facilities including our executive office facility, branch offices and the headquarters of MBB. Our Mount Laurel, New Jersey executive offices are housed in a leased facility of approximately 50,000 square feet under a lease that expires in May 2020. In addition, we have a regional office in Johns Creek, Georgia (a suburb of Atlanta). Our Georgia office is 3,085 square feet and the lease expires in June 2019. The headquarters of MBB in Salt Lake City, Utah is 4,399 square feet and the lease expires in December 2020. We also lease office space in Trevose, Pennsylvania; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Denver, Colorado; and Plymouth, Michigan on a month-to-month basis.

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

In July 2014, the Company extended its lease agreement on its office in Salt Lake City, Utah. The extended term commenced in November 2014 and expires in December 2020, with an expected obligation of approximately $0.1 million per year.

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

	2016			2015
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$15.74	$13.59	$0.14	$21.20	$16.05	$0.125
Second Quarter	$16.30	$14.17	$0.14	$20.59	$16.88	$0.125
Third Quarter	$19.38	$16.27	$0.14	$17.68	$12.75	$2.14
Fourth Quarter	$22.55	$17.20	$0.14	$18.52	$15.24	$0.14

Dividend Policy

On October 27, 2016, Marlin Business Services Corp. declared its twenty-first regular quarterly dividend. The dividend of $0.14 per share of common stock was paid on November 17, 2016 to holders of our common stock as of November 7, 2016.

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

Number of Record Holders

There were 307 holders of record of our common stock at February 23, 2017. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

During the fourth quarter of 2016, the Company did not repurchase any of its common stock under the 2014 Repurchase Plan in the open market.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, the “Equity Plans”), participants may have shares withheld to cover income taxes. There were 736 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during the three-month period ended December 31, 2016, at an average cost of $19.81 per share.

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the SNL Specialty Lender Index for the period commencing on December 31, 2011 and ending on December 31, 2016. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2011 in each of the following: the Company’s common stock, the Russell 2000 Index and the SNL Specialty Lender Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Marlin Business Services Corp.	100.00	160.65	221.82	184.98	169.35	228.24
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Specialty Lender	100.00	130.36	196.28	196.71	160.96	181.90

Source : SNL Financial LC, Charlottesville, VA

© 2013

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years ended December 31, 2016 has been derived from the consolidated financial statements. The selected financial data should be read together with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per-share data)
Statement of Operations Data:
Interest and fee income	$90,252	$81,953	$81,684	$77,075	$64,951
Interest expense	7,778	5,696	4,965	4,545	6,882

Net interest and fee income	82,474	76,257	76,719	72,530	58,069
Provision for credit losses	12,414	9,995	9,116	9,617	5,920

Net interest and fee income after provision for credit losses	70,060	66,262	67,603	62,913	52,149
Loss on derivatives	—	—	—	(2)	(6)
Insurance and other income	9,758	7,809	7,077	6,600	5,970

Other expense:
Salaries and benefits	31,912	31,174	26,628	27,680	24,862
General and administrative	19,523	17,451	15,606	14,725	13,547
Financing related costs	85	218	1,174	1,106	850

Other expense	51,520	48,843	43,408	43,511	39,259

Income before income taxes	28,298	25,228	31,272	26,000	18,854
Income tax expense	11,019	9,262	11,922	9,769	7,157

Net income	$17,279	$15,966	$19,350	$16,231	$11,697

Basic earnings per share	$1.38	$1.25	$1.50	$1.26	$0.92
Diluted earnings per share	$1.38	$1.25	$1.49	$1.25	$0.91
Cash dividends declared per share	$0.56	$2.53	$0.47	$2.42	$0.28

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per-share data)
Operating Data:
Total number of finance receivables originated	27,583	25,307	24,228	25,712	24,557
Total finance receivables originated	$504,282	$381,071	$334,835	$349,461	$322,198
Average total finance receivables(1)	$720,060	$636,790	$602,923	$540,717	$432,829
Weighted average interest rate (implicit) on new finance receivables originated(2)	11.67%	11.13%	11.14%	12.03%	12.85%
Interest income as a percent of average total finance receivables(1)	10.38%	10.47%	11.07%	11.78%	12.24%
Interest expense as percent of average interest-bearing liabilities	1.20%	1.02%	0.93%	0.99%	2.03%

Portfolio Asset Quality Data:
Total finance receivables, end of period(1)	$793,285	$679,738	$627,922	$595,253	$500,203
Delinquencies greater than 60 days past due(3)	0.46%	0.41%	0.51%	0.47%	0.42%
Allowance for credit losses	$10,937	$8,413	$8,537	$8,467	$6,488
Allowance for credit losses to total finance receivables, end of period(1)	1.38%	1.24%	1.36%	1.42%	1.30%
Charge-offs, net	$9,890	$10,119	$9,046	$7,638	$4,785
Ratio of net charge-offs to average total finance receivables(1)	1.37%	1.59%	1.50%	1.41%	1.11%

Operating Ratios:
Efficiency ratio(4)	55.77%	57.84%	50.40%	53.59%	59.98%
Return on average total assets	2.08%	2.11%	2.64%	2.45%	2.18%
Return on average stockholders’ equity	11.15%	9.49%	11.47%	9.31%	6.96%

Balance Sheet Data:
Cash and cash equivalents	$61,757	$60,129	$110,656	$85,653	$64,970
Restricted interest-earning deposits with banks	$—	$216	$711	$1,273	$3,520
Net investment in leases and loans	$796,717	$682,432	$629,507	$597,075	$503,017
Total assets	$892,158	$772,984	$758,449	$702,207	$602,348
Deposits	$697,357	$587,940	$550,119	$503,038	$378,188
Long-term borrowings	$—	$—	$—	$—	$15,514
Total liabilities	$729,869	$622,846	$584,485	$539,169	$428,098
Total stockholders’ equity	$162,289	$150,138	$173,964	$163,038	$174,250

(1)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred, are excluded from total finance receivables.
(2)	Excludes initial direct costs and fees deferred.
(3)	Calculated as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(4)	Salaries, benefits, general and administrative expense divided by net interest and fee income, insurance and other income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Founded in 1997, we are a nationwide provider of equipment financing and lending solutions, primarily to small and mid-sized businesses. We finance over 100 categories of commercial equipment important to the typical small and mid-sized business customer, including copiers, computers and software, security systems, telecommunications equipment and certain commercial and industrial equipment. We access our end user customers through origination sources comprised of our existing network of independent equipment dealers and national account programs, as well as through direct solicitation of our end user customers and through relationships with select lease brokers.

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2016, our lease portfolio consisted of approximately 86,000 accounts with an average original term of 48 months and average original transaction size of approximately $15,000.

During the first quarter of 2015, the Company launched Funding Stream, a new, flexible loan program of MBB. Funding Stream is tailored to the small business market to provide customers a convenient, hassle free alternative to traditional lenders and access to capital to help grow their businesses.

At December 31, 2016, we have $892.2 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $796.7 million at December 31, 2016.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the year ended December 31, 2016, our net credit losses were 1.37% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under generally accepted accounting principles in the United States (“U.S. GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 69% of our lease portfolio at December 31, 2016 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed-rate FDIC-insured deposits, and money market demand accounts raised nationally by MBB.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of December 31, 2016 total MBB deposits were $697.4 million compared to $587.9 million at December 31, 2015. We had no outstanding secured borrowings as of December 31, 2016 and December 31, 2015. In the future MBB may elect to offer other products and services to the Company’s customer base.

Fixed rate leases may be financed with variable-rate funding sources, therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates.

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active derivatives at December 31, 2016.

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

The Company did not purchase any of its common stock in the open market under the 2014 Repurchase Plan during the year ended December 31, 2016. As of December 31, 2016, the maximum approximate dollar value of shares that may yet be purchased under the 2014 Stock Repurchase Plan is approximately $3.2 million.

In addition to the repurchases described above, pursuant to the Equity Plans, participants may have shares withheld to cover income taxes. There were 23,409 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Equity Plan during the year ended December 31, 2016, at an average cost of $14.73 per share.

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

The Company’s lease portfolio consists of homogenous small balance accounts with an average balance less than $11,000 across a large cross section of credit variables such as state, equipment type, obligor, vendor and industry category. Based on the historical payment behavior of the Company’s lease and loan portfolio as a whole, payments are considered reasonably assured when a lease or loan’s delinquency status is less than 90 days. Therefore, when a lease or loan is 90 days or more delinquent, the contract is classified as non-accrual and interest income recognition is discontinued. Interest income recognition resumes on a contract when the lessee or borrower for loans makes payments sufficient to bring the contract’s status to less than 90 days delinquent.

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

Insurance premiums written and earned is recognized on an accrual basis as earned over the term of a lease. Generally, insurance payments that are 120 days or more past due are charged against income.

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

When a lessee elects to return equipment at lease termination, the equipment is transferred to other assets at the lower of its basis or fair market value. The Company generally sells returned equipment to independent third parties, rather than leasing the equipment a second time. The Company generally charges off the value of equipment within other assets once it has been aged greater than 120 days. Any loss recognized on transferring equipment to other assets, and any gain or loss realized on the sale or disposal of equipment to a lessee or to others is included in fee income as net residual income.

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

Qualitative factors that may result in further adjustments to the quantitative analysis include items such as changes in the composition of our lease and loan portfolios, seasonality, economic or business conditions and other external factors, business practices or policies at the reporting date that are different from the periods used in the quantitative analysis and changes in experience and ability of leasing and lending management and other relevant staff. For example, underwriting guidelines may be adjusted from time to time in response to current economic conditions and/or portfolio performance trends. Such underwriting adjustments may be made to a variety of credit attributes, such as transaction size, asset type, industry code, geographic location, time in business and commercial credit scores. The impact of these underwriting adjustments is considered as one of the components in calculating the qualitative component of the allowance for credit losses. There were no adjustments due to qualitative factors at December 31, 2016. The total net adjustments due to all qualitative factors increased the allowance for credit losses by approximately $0.3 million at December 31, 2015.

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

Self-Insurance. Beginning in 2014, the Company assumed financial risk for providing health care benefits to its employees through a self-insured group health plan. The estimate of our self-insurance liability contains uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Liabilities associated with the risk that we retain are estimated by considering historical claims experience, including frequency, severity, demographic factors and other actuarial assumptions. In calculating our liability, we analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims made against our self-insured program. The estimated accruals for these liabilities could be significantly affected if future occurrences or loss development differ from these assumptions.

Time Deposits with Banks. Time deposits with banks are composed of FDIC-insured certificates of deposits that generally have original maturity dates of greater than 90 days. These deposits are held on the balance sheet at amortized cost. Generally, the certificates of deposits issued directly have the ability to redeem early, however, early redemption penalties may be incurred. The certificates of deposit issued through deposit brokers generally do not have the ability to redeem early.

Income taxes. The Income Taxes Topic of the FASB ASC requires the use of the asset and liability method under which deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, management considers the scheduled reversal of deferred tax liabilities and projected future taxable income, the level of historical taxable income, projections for future taxable income over the periods which the deferred tax assets are deductible and available tax planning strategies.

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

The periods subject to general examination for the Company’s federal return include the 2013 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2013 through the present are subject to examination.

The Company records penalties and accrued interest related to taxes in income tax expense. Uncertain tax positions are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on merits of the position. We concluded that there are no significant uncertain tax positions requiring recognition in our financial statements and we did not have any accrued interest or penalties associated with uncertain tax positions.

Other Income. Other income includes various administrative transaction fees, insurance policy fees, fees received from referral of leases to third parties and gain on sale of leases, recognized as earned. Effective third quarter 2016, on a prospective basis, the insurance policy fees are recognized in the Consolidated Statements of Operations in “Other income” and for all previous annual and interim periods are recorded net in “Insurance premiums written and earned.”

Insurance Premiums Written and Earned. Insurance premiums written and earned are recognized over the term of the policy, which is month to month. Since the policy’s premiums are recognized month to month, there is no unearned premium on the Consolidated Balance Sheets as these are fully recognized through the Consolidated Statements of Operations in the month written. For all annual and interim periods, second quarter 2016 and prior, income and expense related to insurance premiums written and earned, insurance policy fees, deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses is recorded within the “Insurance premiums written and earned” line on the Consolidated Statement of Operations. Effective third quarter 2016, on a prospective basis, only insurance premium written and earned was recorded to that line. Effective third quarter 2016, on a prospective basis, insurance policy fees were recorded to “Other income” and deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses were recorded in “General and administrative” expense. For the years ended December 31, 2016, 2015, and 2014, insurance premiums written and earned were $6.2 million, $5.5 million, and $5.0 million respectively.

Insurance Program Deferred Acquisition Costs. Deferred acquisitions costs represent the fees paid to a third-party insurance company. Effective third quarter 2016, on a prospective basis, the costs are recognized on the Consolidated Statements of Operations in “General and administrative” expense and for all previous interim and annual periods are recognized net in “Insurance premiums written and earned.” For each of the years ended December 31, 2016, 2015, and 2014, the Company recognized deferred acquisition costs of less than $0.8 million. Since the policy’s premiums are recognized on a month to month basis, there is no deferred acquisition costs on the Consolidated Balance Sheet as these are fully recognized through the Consolidated Statements of Operations in the month written.

Provision for Unpaid Losses and Loss Adjustment Expenses. The Company records a provision for insurance losses and loss adjustment expenses. Effective third quarter 2016, on a prospective basis, the expense was recorded in “General and administrative” expense on the Consolidated Statements of Operations and for all previous annual and interim periods is recorded net in “Insurance premiums written and earned.” The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported (“IBNR”). These estimates are continually reviewed and are subject to the impact of future changes in such factors as claim severity and frequency. Loss and loss expenses are paid when advised by the third-party insurance company. Outstanding losses comprise estimates of the amount of reported losses and loss expenses received from the third-party insurance company plus a provision for losses IBNR. IBNR is determined with the assistance of a third-party actuary. For each of the years ended December 31, 2016, 2015, and 2014, the Company recognized provision for unpaid losses and loss adjustment expenses of less than $0.6 million.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2016 and 2015

Net income. Net income of $17.3 million was reported for the year ended December 31, 2016, resulting in diluted earnings per share of $1.38, compared to net income of $16.0 million and diluted earnings per share of $1.25 for the year ended December 31, 2015.

Return on average assets was 2.08% for the year ended December 31, 2016, compared to a return of 2.11% for the year ended December 31, 2015. Return on average equity was 11.15% for the year ended December 31, 2016, compared to a return of 9.49% for the year ended December 31, 2015.

Overall, our average net investment in total finance receivables for the year ended December 31, 2016 increased 13.1% to $720.1 million, compared to $636.8 million for the year ended December 31, 2015. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at December 31, 2016 was $796.7 million, an increase of 16.7% from $682.4 million at December 31, 2015.

During the year ended December 31, 2016, we originated 27,583 new leases and loans in the amount of $504.3 million, compared to 25,307 new leases and loans in the amount of $381.1 million originated for the year ended December 31, 2015. Sales staffing levels decreased slightly from 136 sales account executives at December 31, 2015 to 135 sales account executives at December 31, 2016. Approval rates decreased from 63% at December 31, 2015 to 58% at December 31, 2016.

For the year ended December 31, 2016 compared to the year ended December 31, 2015, net interest and fee income increased $6.2 million, or 8.1%, primarily due $8.0 million increase in interest income and a $0.2 million increase in fee income, offset by a $2.1 million increase in interest expense. The provision for credit losses increased $2.4 million, or 24.0%, to $12.4 million for the year ended December 31, 2016 from $10.0 million for the year ended December 31, 2015, primarily due to growth in the portfolio. Other expenses increased $2.7 million, or 5.5%, for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016			2015
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$73,458	$185	0.25%	$90,538	$117	0.13%
Time deposits	8,872	108	1.22	5,264	60	1.14
Restricted interest-earning deposits with banks	62	—	0.08	671	—	0.01
Securities available for sale	6,171	141	2.29	5,903	128	2.17
Net investment in leases(2)	703,423	69,699	9.91	634,200	65,808	10.38
Loans receivable(2)	16,637	4,576	27.51	2,590	549	21.20

Total interest-earning assets	808,623	74,709	9.24	739,166	66,662	9.02

Non-interest-earning assets:
Cash and due from banks	2,675			2,232
Property and equipment, net	3,731			3,721
Property tax receivables	4,100			2,513
Other assets(3)	10,719			10,155

Total non-interest-earning assets	21,225			18,621

Total assets	$829,848			$757,787

Interest-bearing liabilities:
Certificate of Deposits(4)	$595,148	$7,471	1.26%	$512,751	$5,553	1.08%
Money Market Deposits(4)	52,253	307	0.59	48,123	143	0.30

Total interest-bearing liabilities	647,401	7,778	1.20	560,874	5,696	1.02

Non-interest-bearing liabilities:
Sales and property taxes payable	4,717			4,588
Accounts payable and accrued expenses	6,303			7,080
Net deferred income tax liability	16,478			16,993

Total non-interest-bearing liabilities	27,498			28,661

Total liabilities	674,899			589,535
Stockholders’ equity	154,949			168,252

Total liabilities and stockholders’ equity	$829,848			$757,787

Net interest income		$66,931			$60,966

Interest rate spread(5)			8.03%			8.00%
Net interest margin(6)			8.28%			8.25%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.90%			131.79%

(1)	Average balances were calculated using average daily balances.
(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(3)	Includes operating leases.

(4)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2016 Compared To Year Ended December 31, 2015
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(25)	$93	$68
Time Deposits	44	4	48
Securities available for sale	6	7	13
Net investment in leases	6,953	(3,062)	3,891
Loans receivable	3,818	209	4,027
Total interest income	6,385	1,662	8,047

Interest expense:
Certificate of Deposits	964	954	1,918
Money Market Deposits	13	151	164
Total interest expense	953	1,129	2,082

Net interest income	$5,747	$217	$5,964

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Interest income	$74,709	$66,662
Fee income	15,543	15,291

Interest and fee income	90,252	81,953
Interest expense	7,778	5,696

Net interest and fee income	$82,474	$76,257

Average total finance receivables(1)	$720,060	$636,790

Percent of average total finance receivables:
Interest income	10.38%	10.47%
Fee income	2.16	2.40

Interest and fee income	12.54	12.87
Interest expense	1.08	0.89

Net interest and fee margin	11.46%	11.98%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $6.2 million, or 8.1%, to $82.5 million for the year ended December 31, 2016 from $76.3 million for the year ended December 31, 2015. The net interest and fee margin was 11.46% and 11.98% for the years ended December 31, 2016 and December 31, 2015, respectively.

Interest income, net of amortized initial direct costs and fees, increased $8.0 million, or 12.0%, to $74.7 million for the year ended December 31, 2016 from $66.7 million for the year ended December 31, 2015. The increase in interest income was principally due to a 13.1% increase in average total finance receivables, which increased $83.3 million to $720.1 million at December 31, 2016 from $636.8 million at December 31, 2015. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The weighted average implicit interest rate on new finance receivables increased 54 basis point to 11.67% for the year ended December 31, 2016, from 11.13% for the year ended December 31, 2015.

Fee income increased $0.2 million, or 1.3%, to $15.5 million for the year ended December 31, 2016 from $15.3 million for the year ended December 31, 2015. Fee income included approximately $4.1 million of net residual income for the year ended December 31, 2016 and $3.8 million for the year ended December 31, 2015.

Fee income also included approximately $9.3 million in late fee income for the year ended December 31, 2016, which increased 2.2%, compared to $9.1 million for the year ended December 31, 2015. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as a percentage of average total finance receivables, decreased 24 basis points to 2.16% for the year ended December 31, 2016 from 2.40% for the year ended December 31, 2015. Late fees remained the largest component of fee income at 1.29% as a percentage of average total finance receivables for the year ended December 31, 2016, compared to 1.43% for the year ended December 31, 2015. As a percentage of average total finance receivables, net residual income was 0.57% for the year ended December 31, 2016, compared to 0.60% for the year ended December 31, 2015.

Interest expense increased $2.1 million to $7.8 million, or 1.20% as a percentage of average deposits, for the year ended December 31, 2016 from $5.7 million, or 1.02% as a percentage of average deposits, for the year ended December 31, 2015. The increase was primarily due to increase in rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 19 basis points to 1.08% for the year ended December 31, 2016, from 0.89% for the year ended December 31, 2015. The average balance of deposits was $647.4 million and $560.9 million for the years ended December 31, 2016 and December 31, 2015, respectively.

For the year ended December 31, 2016 and December 31, 2015, there were no borrowings outstanding. (See Liquidity and Capital Resources in this Item 7).

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises time deposits through a variety of sources including: directly from customers, through the use of on-line listing services, and through the use of deposit brokers. At December 31, 2016, brokered certificates of deposit represented approximately 58.8% of total deposits, while approximately 33.8% of total deposits were obtained from direct channels, and 7.4% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.5 million to $6.4 million for the year ended December 31, 2016 from $5.9 million for the year ended December 31, 2015, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income increased $1.5 million to $3.4 million for the year ended December 31, 2016 from $1.9 million for the year ended December 31, 2015. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties and gain on sale of leases, recognized as earned. Effective third quarter 2016, on a prospective basis, insurance policy fees of $0.8 million are recognized in the Consolidated Statements of Operations in “Other income” and for all previous quarters were recognized net in “Insurance premiums written and earned.”

Salaries and benefits expense. Salaries and benefits expense increased $0.7 million, or 2.2%, to $31.9 million for the year ended December 31, 2016 from $31.2 million for the year ended December 31, 2015. The increase was primarily due to an increase in sales incentive compensation related to increased lease and loan originations offset by a salary and benefit expense associated with the separation agreements related to the departure of the Company’s Chief Financial Officer and Chief Executive Officer during 2015. Salaries and benefits expense, as a percentage of average total finance receivables, was 4.43% for the year ended December 31, 2016 compared with 4.90% for the year ended December 31, 2015. Total personnel was 318 at December 31, 2016 compared to 314 at December 31, 2015.

General and administrative expense. General and administrative expense increased $2.0 million, or 11.4%, to $19.5 million for the year ended December 31, 2016 from $17.5 million for the year ended December 31, 2015. General and administrative expense as a percentage of average total finance receivables was 2.71% for the year ended December 31, 2016, compared to 2.74% for the year ended December 31, 2015.

Selected major components of general and administrative expense for the year ended December 31, 2016 included $3.3 million of premises and occupancy expense, $1.4 million of audit and tax compliance expense, $2.4 million of data processing expense, $1.9 million of marketing expense, $0.7 million of FDIC insurance fees, and $0.7 million of insurance related expenses which were recognized net in “Insurance premiums written and earned” in prior quarters. In comparison, selected major components of general and administrative expense for the year ended December 31, 2015 included $3.4 million of premises and occupancy expense, $1.4 million of audit and tax compliance expense, $2.0 million of data processing expense, $1.2 million of marketing expense, and $0.5 million of FDIC insurance fees.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facility. Financing related costs were $0.1 million for the year ended December 31, 2016, compared to $0.2 million for the year ended December 31, 2015.

Provision for credit losses. The provision for credit losses increased $2.4 million, or 24.0%, to $12.4 million for the year ended December 31, 2016 from $10.0 million for the year ended December 31, 2015, primarily due to growth in the portfolio. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $9.9 million for the year ended December 31, 2016, compared to $10.1 million for the year ended December 31, 2015. Net charge-offs as a percentage of average total finance receivables decreased to 1.37% during the year ended December 31, 2016, from 1.59% for the year ended December 31, 2015. The allowance for credit losses was $10.9 million and $8.4 million at December 31, 2016 and December 31, 2015, respectively.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $11.0 million was recorded for the year ended December 31, 2016, compared to $9.3 million for the year ended December 31, 2015. The change is primarily attributable to the change in pretax income. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.9% for the year ended December 31, 2016, compared to 36.7% for the year ended December 31, 2015. The change in effective tax rate is primarily due to changes in the mix of projected pretax book income across the jurisdictions and entities.

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

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises time deposits through a variety of sources including: directly from customers, through the use of on-line listing services, and through the use of deposit brokers. At December 31, 2015, brokered certificates of deposit represented approximately 55.4% of total deposits, while approximately 35.6% of total deposits were obtained from direct channels, and 9.0% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.4 million to $5.9 million for the year ended December 31, 2015 from $5.5 million for the year ended December 31, 2014, primarily due to higher number of contracts participating in our insurance program in 2015 as compared to 2014 and an increase in the average ticket size. This was partially offset by higher losses experienced in 2015.

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

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Average total finance receivables	$720,060	$636,790	$602,923
Salaries and benefits expense	31,912	31,174	26,628
General and administrative expense	19,523	17,451	15,606
Efficiency ratio(1)	55.77%	57.84%	50.40%
Percent of average total finance receivables:
Salaries and benefits	4.43%	4.90%	4.42%
General and administrative	2.71%	2.74%	2.59%

(1)	Represents expenses (salaries and benefits expense and general and administrative expense) divided by the sum of net interest and fee income, insurance income and other income.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have. Sales account executive staffing levels and the activity of our origination sources are shown below.

	As of or For the Year Ended December 31,
	2016	2015	2014	2013	2012
Number of sales account executives	135	136	115	124	114
Number of originating sources(1)	1,116	1,093	1,117	1,173	1117

(1)	Monthly average of origination sources generating lease volume.

Personnel costs represent our most significant overhead expense and we actively manage our staffing levels to the requirements of our lease portfolio. As a financial services company, we navigated through the challenging economic environment in 2008 and 2009 by tightening credit standards, reducing our workforce and closing three satellite offices. However, as the economic environment began to stabilize in 2010 and 2011, we took actions to add sales account executives to our team, which resulted in growth from 114 sales account executives at December 31, 2012 to 135 at December 31, 2016.

Finance Receivables and Asset Quality

Our net investment in leases and loans increased $114.3 million, or 16.7%, to $796.7 million at December 31, 2016, from $682.4 million at December 31, 2015. We continue to adjust our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations. A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources in this Item 7.

The chart which follows provides our asset quality statistics for each of the five years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$8,413	$8,537	$8,467	$6,488	$5,353

Charge-offs	(12,387)	(12,453)	(11,463)	(9,499)	(6,358)
Recoveries	2,497	2,334	2,417	1,861	1,573

Net charge-offs	(9,890)	(10,119)	(9,046)	(7,638)	(4,785)

Provision for credit losses	12,414	9,995	9,116	9,617	5,920

Allowance for credit losses, end of period(1)	$10,937	$8,413	$8,537	$8,467	$6,488

Net charge-offs to average total finance receivables(2)	1.37%	1.59%	1.50%	1.41%	1.11%
Allowance for credit losses to total finance receivables, end of period(2)	1.38%	1.24%	1.36%	1.42%	1.30%
Average total finance receivables(2)	$720,060	$636,790	$602,923	$540,717	$432,829
Total finance receivables, end of period(2)	$793,285	$679,738	$627,922	$595,253	$500,203
Delinquencies greater than 60 days past due	$4,137	$3,163	$3,602	$3,204	$2,444
Delinquencies greater than 60 days past due(3)	0.46%	0.41%	0.51%	0.47%	0.42%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	264.37%	265.98%	237.01%	264.26%	265.47%
Non-accrual leases and loans, end of period	$2,242	$1,677	$1,742	$1,665	$1,395
Renegotiated leases and loans, end of period	$769	$535	$1,014	$815	$862
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—
Interest income included on non-accrual leases and loans(4)	$207	$153	$173	$178	$122
Interest income excluded on non-accrual leases and loans(5)	$53	$41	$34	$20	$21

(1)	At December 31, 2016 and December 31, 2015, the allowance for credit losses allocated to loans was $0.8 million and $0.2 million, respectively. At December 31, 2014, 2013 and 2012 there was no allowance for credit losses allocated to loans.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.
(4)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.
(5)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

Net charge-offs for the year ended December 31, 2016 were $9.9 million, or 1.37% of average total finance receivables, compared to $10.1 million, or 1.59% of average total finance receivables, for the year ended December 31, 2015.

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

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.46% at December 31, 2016, 0.41% at December 31, 2015 and 0.51% at December 31, 2014. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

Residual Performance

Our leases offer our end user customers the option to own the equipment at lease expiration. As of December 31, 2016, approximately 69% of our leases were one dollar purchase option leases, 30% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of December 31, 2016, there were $35.2 million of residual assets retained on our Consolidated Balance Sheet, of which $22.5 million, or 83.8%, were related to copiers. As of December 31, 2015, there were $27.4 million of residual assets retained on our Consolidated Balance Sheet, of which $22.7 million, or 83.1%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2016 and 2015, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $4.1 million, $3.8 million and $3.1 million of net residual income for the years ended December 31, 2016, 2015 and 2014, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income, net of depreciation, totaled approximately $5.0 million, $4.4 million and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in renewal income was primarily due to more leases reaching the end of their original contractual terms during 2016.

For the year ended December 31, 2016, the net loss on residual values disposed at end of term totaled $0.8 million compared to a net loss of $0.5 million and $1.4 million for the years ended December 31, 2015 and December 31, 2014, respectively. The primary driver of the changes was a shift in the mix of the amounts, types and age of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the years ended December 31, 2016, 2015 and 2014, respectively.

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

MBB receives time deposits through a variety of sources including: directly from customers, through the use of on-line listing services, and through the use of deposit brokers. Over time, MBB may offer other products and services to the Company’s customer base. MBB is a Utah state-chartered, Federal Reserve member commercial bank. As such, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

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

On October 27, 2016, Marlin Business Services Corp. declared its twenty-first consecutive regular quarterly dividend. The dividend of $0.14 per share of common stock was paid on November 17, 2016 to holders of our common stock as of November 7, 2016.

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

At December 31, 2016, we have approximately $25.0 million of available borrowing capacity in addition to available cash and cash equivalents of $61.8 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB.

Net cash used in investing activities was $143.7 million for the year ended December 31, 2016, compared to net cash used in investing activities of $72.6 million for the year ended December 31, 2015 and $44.1 million for the year ended December 31, 2014. The decrease in cash flows from investing activities from 2015 to 2016 is primarily due to $121.9 million more of purchases of equipment for direct financing lease contracts partially offset by $5.1 million less in time deposits with banks and $43.4 million more of principal collections on leases and loans due to higher average finance receivables. The decrease in cash flows from investing activities from 2014 to 2015 is primarily due to $46.0 million more of purchases of equipment for direct financing lease contracts and $7.4 million more in time deposits with banks partially offset by $27.0 million more of principal collections on leases and loans due to higher average finance receivables.

Net cash provided by financing activities was $102.5 million for the year ended December 31, 2016, compared to net cash used in financing activities of $4.6 million for the year ended December 31, 2015 and net cash provided by financing activities of $36.5 million for the year ended December 31, 2014. The increase in cash flows from financing activities from 2015 to 2016 is primarily due to a $71.6 million increase in deposits. The decrease in cash flows from financing activities from 2014 to 2015 is primarily due to the payment of the special dividend as stated above. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $42.8 million for the year ended December 31, 2016, compared to net cash provided by operating activities of $26.6 million for the year ended December 31, 2015 and $32.7 million for the year ended December 31, 2014. The increase in cash flows from operating activities from 2015 to 2016 is primarily due a $14.9 million increase in proceeds from the sale of leases which represents cash received for leases which were originated by the Company and subsequently sold to third parties.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using certificates of deposit issued through MBB. Total cash and cash equivalents available as of December 31, 2016 totaled $61.8 million compared to $60.1 million at December 31, 2015.

Restricted Interest-earning Deposits with Banks. As of December 31, 2016, no cash was classified as restricted interest-earning deposits with banks, compared to $0.2 million at December 31, 2015. Restricted interest-earning deposits with banks consist primarily of a trust account related to our secured debt facility. The decline in these balances in 2016 was generally due to the termination of the borrowing facility.

Borrowings. Our primary borrowing relationships each require the pledging of eligible lease and loan receivables to secure amounts advanced. We had no aggregate outstanding secured borrowings at December 31, 2016 and December 31, 2015. Borrowings outstanding consist of the following:

	For the Twelve Months Ended December 31, 2016				As of December 31, 2016
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate(2)	Amount Outstanding	Weighted Average Rate(2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000

	$25,000		$—	—%	$—	—%	$25,000

(1)	Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2016, MBB had $29.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.
(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank. MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million.

Federal Reserve Discount Window. In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $29.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $33.4 million of net investment in leases pledged at December 31, 2016.

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

The Company is required to have a level of regulatory capital in excess of the regulatory minimum and to have a capital buffer above 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

At December 31, 2016, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.31%,15.95%, 15.95% and 17.20%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At December 31, 2016, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 18.36%,19.37%, 19.37% and 20.62%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at December 31, 2016 was $130.7 million, which exceeds the regulatory threshold for “well capitalized” status.

As an FDIC-insured state-chartered bank, MBB is subject to ongoing supervision and regular examination by state and federal banking agencies including the Federal Reserve and the Utah Department of Financial Institutions. In the course of these examinations, the banking regulators may identify issues and request further information from MBB. In February 2017, MBB received a letter from one of its banking regulators describing preliminary findings in connection with certain of MBB’s past payment processing practices related to the assessment of late fees. The Company and MBB are reviewing the letter and the past practices and preparing a response to these preliminary findings. At this time, we are unable to predict the outcome of this matter, including whether the preliminary findings will result in any action or proceeding against MBB or require restitution to customers. There can be no assurance that the ultimate resolution of this matter will not have a material impact on the Company’s results of operations, cash flows or financial position.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” herein.

Items Subsequent to December 31, 2016

The Company declared a dividend of $0.14 per share on February 1, 2017. The quarterly dividend, which amounted to a dividend payment of approximately $1.8 million, was paid on February 16, 2017 to shareholders of record on the close of business on February 6, 2017. It represents the Company’s twenty-second consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On January 4, 2017 the Company announced the acquisition of Horizon Keystone Financial, a long established originator of equipment finance credit products focused in the office furniture, heating/ventilation/air conditioning/refrigeration (HVAC/R) and automotive markets.

Contractual Obligations

In addition to our scheduled maturities on our deposits, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of December 31, 2016 were as follows:

	Contractual Obligations as of December 31, 2016
Period Ending December 31,	Certificates of Deposits(1)	Borrowings	Contractual Interest Payments(2)	Operating Leases	Leased Facilities	Capital Leases	Total
	(Dollars in thousands)
2017	$267,175	$—	$6,718	$35	$1,471	$77	$275,476
2018	180,990	—	4,075	35	1,468	—	186,568
2019	103,944	—	2,196	35	1,431	—	107,606
2020	57,351	—	947	4	686	—	58,988
2021 and beyond	36,371	—	329	—	—	—	36,700

Total	$645,831	$—	$14,265	$109	$5,056	$77	$665,338

(1)	Money market deposit accounts are not included. As of December 31, 2016, money market deposit accounts totaled $51.5 million.
(2)	Includes interest on certificates of deposits and borrowings.

There were no off-balance sheet arrangements requiring disclosure at December 31, 2016.

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

Our earnings are sensitive to fluctuations in interest rates. Since the Company has no outstanding variable-rate borrowings as of December 31, 2016, it is not directly exposed to interest rate risk. However, there can be no assurance that we will be able to offset higher deposits costs with increased pricing of our assets. As such, the major sources of the Company’s interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationship between rate indices (basis risk).

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework (2013).

Management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework (2013).

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marlin Business Services Corp. and Subsidiaries

Mount Laurel, New Jersey

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 13, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 13, 2017

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marlin Business Services Corp. and Subsidiaries

Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marlin Business Services Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 13, 2017

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$4,055	$4,946
Interest-earning deposits with banks	57,702	55,183

Total cash and cash equivalents	61,757	60,129
Time deposits with banks	9,605	7,368
Restricted interest-earning deposits with banks	—	216
Securities available for sale (amortized cost of $6.1 million and $6.6 million at December 31, 2016 and 2015, respectively)	5,880	6,399
Net investment in leases and loans:
Net investment in leases and loans, excluding allowance for credit losses	807,654	690,845
Allowance for credit losses	(10,937)	(8,413)

Total net investment in leases and loans	796,717	682,432
Property and equipment, net	3,495	3,872
Property tax receivables	5,296	47
Other assets	9,408	12,521

Total assets	$892,158	$772,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$697,357	$587,940
Other liabilities:
Sales and property taxes payable	2,586	2,686
Accounts payable and accrued expenses	14,809	15,371
Net deferred income tax liability	15,117	16,849

Total liabilities	729,869	622,846

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,572,114 and 12,410,899 shares issued and outstanding at December 31, 2016 and 2015, respectively	126	124
Additional paid-in capital	83,505	81,703
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(138)	(129)
Retained earnings	78,798	68,442

Total stockholders’ equity	162,289	150,138

Total liabilities and stockholders’ equity	$892,158	$772,984

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per-share data)
Interest income	$74,709	$66,662	$66,764
Fee income	15,543	15,291	14,920

Interest and fee income	90,252	81,953	81,684
Interest expense	7,778	5,696	4,965

Net interest and fee income	82,474	76,257	76,719
Provision for credit losses	12,414	9,995	9,116

Net interest and fee income after provision for credit losses	70,060	66,262	67,603

Other income:
Insurance premiums written and earned	6,398	5,940	5,463
Other income	3,360	1,869	1,614

Other income	9,758	7,809	7,077

Other expense:
Salaries and benefits	31,912	31,174	26,628
General and administrative	19,523	17,451	15,606
Financing related costs	85	218	1,174

Other expense	51,520	48,843	43,408

Income before income taxes	28,298	25,228	31,272
Income tax expense	11,019	9,262	11,922

Net income	$17,279	$15,966	$19,350

Basic earnings per share	$1.38	$1.25	$1.50
Diluted earnings per share	$1.38	$1.25	$1.49

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$17,279	$15,966	$19,350

Other comprehensive income:
Amortization of net deferred losses on
Increase (decrease) in fair value of securities available for sale	(15)	(181)	388
Tax effect	6	69	(148)

Total other comprehensive income (loss)	(9)	(112)	240

Comprehensive income	$17,270	$15,854	$19,590

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2013	12,994,758	$130	$91,730	$(2)	$(257)	$71,437	$163,038
Issuance of common stock	14,428	—	253	—	—	—	253
Repurchase of common stock	(283,064)	(3)	(5,724)	—	—	—	(5,727)
Exercise of stock options	14,469	—	154	—	—	—	154
Excess tax benefits from stock-based payment arrangements	—	—	754	—	—	—	754
Stock option compensation recognized	—	—	7	—	—	—	7
Restricted stock grant, net of forfeitures	97,858	1	(1)	—	—	—	—
Restricted stock compensation recognized	—	—	1,957	—	—	—	1,957
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	240	—	240
Net income	—	—	—	—	—	19,350	19,350
Cash dividends paid ($0.47 per share)	—	—	—	—	—	(6,062)	(6,062)

Balance, December 31, 2014	12,838,449	$128	$89,130	$(2)	$(17)	$84,725	$173,964
Issuance of common stock	14,929	—	234	—	—	—	234
Repurchase of common stock	(659,903)	(7)	(11,313)	—	—	—	(11,320)
Exercise of stock options	61,937	1	585	—	—	—	586
Excess tax benefits from stock-based payment arrangements	—	—	333	—	—	—	333
Stock option compensation recognized	—	—	108	—	—	—	108
Restricted stock grant, net of forfeitures	155,487	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	2,628	—	—	—	2,628
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(112)	—	(112)
Net income	—	—	—	—	—	15,966	15,966
Cash dividends paid ($2.53 per share)	—	—	—	—	—	(32,249)	(32,249)

Balance, December 31, 2015	12,410,899	$124	$81,703	$(2)	$(129)	$68,442	$150,138
Issuance of common stock	16,813	—	259	—	—	—	259
Repurchase of common stock	(23,409)	—	(345)	—	—	—	(345)
Exercise of stock options	7,380	—	77	—	—	—	77
Excess tax benefits from stock-based payment arrangements	—	—	(24)	—	—	—	(24)
Stock option compensation recognized	—	—	—	—	—	—	—
Restricted stock grant, net of forfeitures	160,431	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	1,837	—	—	—	1,837
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(9)	—	(9)
Net income	—	—	—	—	—	17,279	17,279
Cash dividends paid ($0.56 per share)	—	—	—	—	—	(6,923)	(6,923)

Balance, December 31, 2016	12,572,114	$126	$83,505	$(2)	$(138)	$78,798	$162,289

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$17,279	$15,966	$19,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,823	1,684	1,612
Stock-based compensation	1,837	2,736	1,964
Excess tax (benefits) deficit from stock-based payment arrangements	24	(333)	(754)
Provision for credit losses	12,414	9,995	9,116
Net deferred income taxes	(1,746)	(382)	(848)
Amortization of deferred initial direct costs and fees	8,694	7,530	7,263
Deferred initial direct costs and fees	(12,012)	(8,515)	(7,096)
Loss on equipment disposed	846	537	1,405
Gain on leases sold	(473)	(76)	—
Leases originated for sale	(1,226)	(3,589)	—
Proceeds from the sale of leases	18,605	3,665	—
Effect of changes in other operating items:
Other assets	(2,657)	(3,598)	1,682
Other liabilities	(587)	1,001	(1,025)

Net cash provided by operating activities	42,821	26,621	32,669

Cash flows from investing activities:
Net change in time deposits with banks	(2,237)	(7,368)	—
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(503,225)	(381,295)	(335,272)
Principal collections on leases and loans	359,273	315,847	288,864
Security deposits collected, net of refunds	(715)	(392)	(31)
Proceeds from the sale of equipment	3,533	3,368	3,319
Acquisitions of property and equipment	(1,019)	(2,350)	(1,614)
Change in restricted interest-earning deposits with banks	216	495	562
Purchases of securities available for sale	504	(858)	53

Net cash (used in) investing activities	(143,670)	(72,553)	(44,119)

Cash flows from financing activities:
Increase in deposits	109,417	37,821	47,081
Issuances of common stock	259	234	253
Repurchases of common stock	(345)	(11,320)	(5,727)
Dividends paid	(6,907)	(32,249)	(6,062)
Exercise of stock options	77	586	154
Excess tax benefits (deficit) from stock-based payment arrangements	(24)	333	754

Net cash provided by (used in) financing activities	102,477	(4,595)	36,453

Net increase (decrease) in total cash and cash equivalents	1,628	(50,527)	25,003
Total cash and cash equivalents, beginning of period	60,129	110,656	85,653

Total cash and cash equivalents, end of period	$61,757	$60,129	$110,656

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$7,145	$5,118	$4,258
Net cash paid for income taxes	$8,185	$13,309	$10,243

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

Time Deposits with Banks

Time deposits with banks are composed of FDIC-insured certificates of deposits that generally have original maturity dates of greater than 90 days. These deposits are held on the balance sheet at amortized cost. Generally, the certificates of deposits issued directly have the ability to redeem early; however early redemption penalties may be incurred. The certificates of deposit issued through deposit brokers generally do not have the ability to redeem early.

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

When a lessee elects to return equipment at lease termination, the equipment is transferred to other assets at the lower of its basis or fair market value. The Company generally sells returned equipment to independent third parties, rather than leasing the equipment a second time. The Company generally charges off the value of equipment within other assets once it has been aged greater than 120 days. Any loss recognized on transferring equipment to other assets and any gain or loss realized on the sale or disposal of equipment to a lessee or to others is included in fee income as net residual income.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Self-Insurance

Beginning in 2014, the Company assumed financial risk for providing health care benefits to its employees through a self-insured group health plan. The estimate of our self-insurance liability contains uncertainty since we must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Liabilities associated with the risk that we retain are estimated by considering historical claims experience, including frequency, severity, demographic factors and other actuarial assumptions. In calculating our liability, we analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims made against our self-insured program. The estimated accruals for these liabilities could be significantly affected if future occurrences or loss development differ from these assumptions.

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

The periods subject to examination for the Company’s federal return include the 2013 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2013 through the present are subject to examination.

The Company records penalties and accrued interest related to taxes in income tax expense. Uncertain tax positions are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on merits of the position. We concluded that there are no significant uncertain tax positions requiring recognition in our financial statements and we did not have any accrued interest or penalties associated with uncertain tax positions.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Insurance Premiums Written and Earned

Insurance premiums written and earned are recognized on an accrual basis over the term of the policy, which is month to month. Generally, insurance payments that are 120 days or more past due are charged against income. Since the policy’s premiums are recognized month to month, there is no unearned premium on the Consolidated Balance Sheets as these are fully recognized through the Consolidated Statements of Operations in the month written. For all annual and interim periods, second quarter 2016 and prior, income and expense related to insurance premiums written and earned, insurance policy fees, deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses is recorded within the “Insurance premiums written and earned” line on the Consolidated Statement of Operations. Effective third quarter 2016, on a prospective basis, only insurance premium written and earned was recorded to that line. Effective third quarter 2016, on a prospective basis, insurance policy fees were recorded to “Other income” and deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses were recorded in “General and administrative” expense. For the years ended December 31, 2016, 2015, and 2014, insurance premiums written and earned were $6.2 million, $5.5 million, and $5.0 million respectively.

Insurance Program Deferred Acquisition Costs

Deferred acquisitions costs represent the fees paid to a third-party insurance company. Effective third quarter 2016, on a prospective basis, the costs are recognized on the Consolidated Statements of Operations in “General and administrative” expense and for all previous interim and annual periods are recognized net in “Insurance premiums written and earned.” For each of the years ended December 31, 2016, 2015, and 2014, the Company recognized deferred acquisition costs of less than $0.8 million. Since the policy’s premiums are recognized on a month to month basis, there is no deferred acquisition costs on the Consolidated Balance Sheet as these are fully recognized through the Consolidated Statements of Operations in the month written.

Provision for Unpaid Losses and Loss Adjustment Expenses

The Company records a provision for insurance losses and loss adjustment expenses. Effective third quarter 2016, on a prospective basis, the expense was recorded in “General and administrative” expense on the Consolidated Statements of Operations and for all previous annual and interim periods is recorded net in “Insurance premiums written and earned.” The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported (“IBNR”). These estimates are continually reviewed and are subject to the impact of future changes in such factors as claim severity and frequency. Loss and loss expenses are paid when advised by the third-party insurance company. Outstanding losses comprise estimates of the amount of reported losses and loss expenses received from the third-party insurance company plus a provision for losses IBNR. IBNR is determined with the assistance of a third-party actuary. For each of the years ended December 31, 2016, 2015, and 2014, the Company recognized provision for unpaid losses and loss adjustment expenses of less than $0.6 million.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several amendments to the new revenue standard ASU 2014-09, including:

•	In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations.

•	In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

•	In May 2016, the FASB issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update affect only certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

•	In December 2016, the FASB issued Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This Update contains technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09.

The revenue standards and subsequent updates are to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption. These accounting standards updates are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company does not expect to early adopt the revenue standard amendments. We are in the initial stages of our evaluation of the impact of ASU 2014-09 and the related ASUs above on our revenue streams. The Company has not yet selected a transition method of adoption.

Financial Instruments. In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases. In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). The update requires lessees to recognize, as of the lease commencement date, assets and liabilities for all such leases with lease terms of more than 12 months, which is a change from the current GAAP requirement to recognize only capital leases on the balance sheet. Pursuant to the new standard, the liability initially recognized for the lease obligation is equal to the present value of the lease payments not yet made, discounted over the lease term at the implicit interest rate of the lease, if available, or otherwise at the lessee’s incremental borrowing rate. The lessee is also required to recognize an asset for its right to use the underlying asset for the lease term, based on the liability subject to certain adjustments, such as for initial direct costs. Leases are required to be classified as either operating or finance, with expense on operating leases recorded as a single lease cost on a straight-line basis. For finance leases, interest expense on the lease liability is required to be recognized separately from the straight-line amortization of the right-of-use asset. Quantitative disclosures are required for certain items, including the cost of leases, the weighted-average remaining lease term, the weighted-average discount rate and a maturity analysis of lease liabilities. Additional qualitative disclosures are also required regarding the nature of the leases, such as basis, terms and conditions of: (i) variable interest payments; (ii) extension and termination options; and (iii) residual value guarantees. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect to early adopt this standard. The new standard must be adopted by applying the new guidance as of the beginning of the earliest comparative period presented, using a modified retrospective transition approach with certain optional practical expedients. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

Stock-Based Compensation. In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard on a prospective basis. Adoption of this ASU did not have a material impact on the Company’s results of operations or financial position.

Financial Instruments. In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

Statement of Cash Flows. In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this Update provide guidance on eight specific cash flow issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the amendments in this Update retrospectively to each period presented. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the amendments in this Update retrospectively to each period presented.

Business Combinations. In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the amendments in this Update prospectively to each period presented. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

Intangibles. In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will apply the amendments in this Update prospectively to each period presented. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

NOTE 3 — Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Minimum lease payments receivable	$867,806	$761,694
Estimated residual value of equipment	26,790	27,364
Unearned lease income, net of initial direct costs and fees deferred	(115,158)	(102,358)
Security deposits	(1,493)	(2,208)
Commercial loans, net of origination costs and fees deferred
Funding Stream	19,870	5,115
Other(1)	9,839	1,238

Total commercial loans	29,709	6,353
Allowance for credit losses	(10,937)	(8,413)

	$796,717	$682,432

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Other loans are comprised of loans by MBB to satisfy its obligation under the Community Reinvestment Act of 1977 and other commercial loans.

At December 31, 2016, $33.4 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs net of fees deferred were $13.9 million and $11.0 million as of December 31, 2016 and December 31, 2015, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs net of fees deferred were $0.4 million and $0.1 million as of December 31, 2016 and December 31, 2015, respectively. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At December 31, 2016 and December 31, 2015, $22.5 million and $22.7 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of December 31, 2016:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2017	$351,443	$58,775
2018	245,795	32,899
2019	153,414	15,977
2020	82,927	6,159
2021	31,440	1,260
Thereafter	2,787	88

	$867,806	$115,158

As of December 31, 2016 and December 31, 2015, the Company maintained total finance receivables which were on a non-accrual basis of $2.2 million and $1.7 million, respectively. As of December 31, 2016, there were $0.1 million of commercial loans on a non-accrual basis. As of December 31, 2015, there were no commercial loans on a non-accrual basis. As of December 31, 2016 and December 31, 2015, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.8 million and $0.5 million, respectively. As of December 31, 2016 there were $0.1 million of commercial loans that had been renegotiated. As of December 31, 2015, there were no commercial loans that had been renegotiated. (See Note 5 for additional asset quality information).

NOTE 4 — Concentrations of Risk

As of December 31, 2016, leases approximating 13%, 10% and 10% of the net investment balance of leases by the Company were located in the states of California, Texas and Florida, respectively. No other state accounted for more than 7% of the net investment balance of leases owned and serviced by the Company as of December 31, 2016. As of December 31, 2016, no single vendor source accounted for more than 2% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2016. Although the Company’s

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including the medical, retail, service, manufacturing and restaurant industries, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. As of December 31, 2016, copiers comprised 83.8% of the estimated residual value of leased equipment. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2016. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment. There were no impairments of estimated residual value recorded during the years ended December 31, 2016, 2015 or 2014.

NOTE 5 — Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics for each of the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$8,413	$8,537	$8,467

Charge-offs	(12,387)	(12,453)	(11,463)
Recoveries	2,497	2,334	2,417

Net charge-offs	(9,890)	(10,119)	(9,046)

Provision for credit losses	12,414	9,995	9,116

Allowance for credit losses, end of period(1)	$10,937	$8,413	$8,537

Net charge-offs to average total finance receivables(2)	1.37%	1.59%	1.50%
Allowance for credit losses to total finance receivables, end of period(2)	1.38%	1.24%	1.36%
Average total finance receivables(2)	$720,060	$636,790	$602,923
Total finance receivables, end of period(2)	$793,285	$679,738	$627,922
Delinquencies greater than 60 days past due	$4,137	$3,163	$3,602
Delinquencies greater than 60 days past due(3)	0.46%	0.41%	0.51%
Allowance for credit losses to delinquent accounts greater than 60 days past due(3)	264.37%	265.98%	237.01%
Non-accrual leases and loans, end of period	$2,242	$1,677	$1,742
Renegotiated leases and loans, end of period	$769	$535	$1,014

(1)	At December 31, 2016 and December 31, 2015, the allowance for credit losses allocated to loans was $0.8 million and $0.2 million, respectively. At 2014, there was no allowance for credit losses allocated to loans.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 or more days. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At December 31, 2016 and 2015, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the year ended December 31, 2016 were $9.9 million, or 1.37% of average total finance receivables, compared to $10.1 million, or 1.59% of average total finance receivables, for the year ended December 31, 2015.

NOTE 6 — Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31,
	2016	2015	Depreciable Life
	(Dollars in thousands)
Furniture and equipment	$2,831	$2,798	7 years
Computer systems and equipment	13,804	12,922	3-5 years
Leasehold improvements	1,194	1,185	Shorter of estimated useful life or remaining lease term

Total property and equipment	17,829	16,905
Less — Accumulated depreciation and amortization	(14,334)	(13,033)

Property and equipment, net	$3,495	$3,872

Depreciation and amortization expense was $1.3 million, $1.2 million and $0.9 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 7 — Other Assets

Other assets are comprised of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Accrued fees receivable	$2,762	$2,500
Prepaid expenses	2,201	2,120
Income taxes receivable (See Note 12 for further discussion)	—	4,427
Other	4,445	3,474

	$9,408	$12,521

NOTE 8 — Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents. Currently, MBB receives approximately 1.2% participation in each funded loan under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At December 31, 2016 and 2015, MBB had an unfunded commitment of $0.9 million for this activity. Unless renewed prior to termination, MBB’s membership in the consortium will expire in September 2017.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated balance sheet, statement of operations or cash flows.

As an FDIC-insured state-chartered bank, MBB is subject to ongoing supervision and regular examination by state and federal banking agencies including the Federal Reserve and the Utah Department of Financial Institutions. In the course of these examinations, the banking regulators may identify issues and request further information from MBB. In February 2017, MBB received a letter from one of its banking regulators describing preliminary findings in connection with certain of MBB’s past payment processing practices related to the assessment of late fees. The Company and MBB are reviewing the letter and the past practices and preparing a response to these preliminary findings. At this time, we are unable to predict the outcome of this matter, including whether the preliminary findings will result in any action or proceeding against MBB or require restitution to customers. There can be no assurance that the ultimate resolution of this matter will not have a material impact on the Company’s results of operations, cash flows or financial position.

As of December 31, 2016, the Company leases all eight of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Denver, Colorado; Plymouth, Michigan; and Trevose, Pennsylvania. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2016:

	Future Minimum Lease Payment Obligations
Period Ending December 31,	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2017	$77	$1,506	$1,583
2018	—	1,503	1,503
2019	—	1,466	1,466
2020	—	690	690
2021	—	—	—

Total minimum lease payments	$77	$5,165	$5,242

Less: amount representing interest	(2)

Present value of minimum lease payments	$75

Rent expense was $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

NOTE 9 — Deposits

MBB serves as the Company’s primary funding source. MBB issues time deposits through a variety of sources including: directly from customers, through the use of on-line listing services, and through the use of deposit brokers. As of December 31, 2016, money market deposit accounts totaled $51.5 million.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
2017	$267,175
2018	180,990
2019	103,944
2020	57,351
2021	36,371

$645,831

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits outstanding at December 31, 2016 was 1.29%.

NOTE 10 — Long-term Borrowings

Borrowings with an original maturity of one year or more are classified as long-term borrowings. The Company’s long-term loan facility was classified as long-term borrowings. The funding facility had a variable rate based on the London Interbank Offered Rate (“LIBOR”). The Company did not have any outstanding long term borrowings at December 31, 2016 and December 31, 2015.

For the year ended December 31, 2016, the Company did not incur any commitment fees on the unused portion of loan facilities. For the years ended 2015 and 2014, the Company incurred commitment fees on the unused portion of loan facilities of $0.1 million and $1.1 million, respectively. The decrease in the commitment fees is primarily due to the termination of the borrowing facility during 2016.

The Company’s long-term borrowings would be collateralized by certain of the Company’s direct financing leases. The Company is restricted from selling, transferring or assigning these leases or placing liens or pledges on these leases. At the end of each period, the Company has the following minimum lease payments receivable assigned as collateral:

	December 31,
	2016	2015
	(Dollars in thousands)
Pledged Assets in Long-term Loan Facilities	$—	$151

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million. As of December 31, 2016 and 2015, there were no balances outstanding on this line of credit.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $29.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $33.4 million of net investment in leases pledged at December 31, 2016.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s balances measured at fair value on a recurring basis include the following as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
(Dollars in thousands)
Assets
Securities available for sale	$3,352	$2,528	$3,332	$3,067

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$61,757	$61,757	$60,129	$60,129
Time deposits with banks	9,605	9,614	7,368	7,356
Restricted interest-earning deposits with banks	—	—	216	216
Loans, net of allowance	28,949	29,128	6,179	6,152
Liabilities
Deposits	$697,357	$694,721	$587,940	$586,898

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of December 31, 2016 and December 31, 2015, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The Company maintained an interest-earning trust account related to our secured debt facility that was terminated on August 5, 2016. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earned a floating market rate of interest which results in a fair value approximating the carrying amount at December 31, 2015. This fair value measurement is classified as Level 1.

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

Loans

The loan balances are comprised of three types of loans. Participating interests acquired through membership in a non-profit, multi-financial institution consortium serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at December 31, 2016 and December 31, 2015 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans are estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

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

NOTE 12 — Income Taxes

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current:
Federal	$11,073	$7,983	$10,212
State	1,722	1,582	1,764

Total current	12,795	9,565	11,976

Deferred
Federal	(1,742)	475	91
State	(34)	(778)	(145)

Total deferred	(1,776)	(303)	(54)

Total income tax expense	$11,019	$9,262	$11,922

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. For the years ended December 31, 2016, 2015 and 2014, there were no significant uncertain tax positions. We do not expect our unrecognized tax positions to change significantly over the next 12 months.

The periods subject to examination for the Company’s federal return include the 2013 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2013 through the present are subject to examination. No material income tax interest or penalties were incurred for the years ended December 31, 2016, 2015 or 2014.

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes, primarily related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Deferred income tax assets:
Allowance for credit losses	$4,656	$3,532
Accrued expenses	1,109	757
Deferred income	2,027	1,774
Deferred compensation	1,072	820
Other comprehensive income	86	80
Other	354	403

Total deferred income tax assets	9,304	7,366

Deferred income tax liabilities:
Lease accounting	(21,049)	(21,180)
Deferred acquisition costs	(3,113)	(2,908)
Depreciation	(259)	(127)

Total deferred income tax liabilities	(24,421)	(24,215)

Net deferred income tax liability	$(15,117)	$(16,849)

As of December 31, 2016, the Company has utilized all of its federal net operating loss carryforwards generated in prior tax years. The company has a gross state income tax net operating loss carryforward in that amount of $8.0 million and $8.5 million for years ending December 31, 2016 and December 31, 2015, respectively. Most of these net operating loss carryforwards are set to expire between 2030 and 2035. The deferred tax asset related to this carryforward item, net of federal benefit, is included in “Other deferred income tax assets.”

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.1%	3.2%	3.4%
Other permanent differences	(0.3)%	(0.6)%	(0.4)%
Other	0.1%	(0.9)%	0.1%

Effective rate	38.9%	36.7%	38.1%

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$17,279	$15,966	$19,350
Less: net income allocated to participating securities	(518)	(465)	(552)

Net income allocated to common stock	$16,761	$15,501	$18,798

Weighted average common shares outstanding	12,521,962	12,722,234	12,887,643
Less: Unvested restricted stock awards considered participating securities	(380,367)	(357,361)	(367,147)

Adjusted weighted average common shares used in computing basic EPS	12,141,595	12,364,873	12,520,496

Basic EPS	$1.38	$1.25	$1.50

Diluted EPS
Net income allocated to common stock	$16,761	$15,501	$18,798

Adjusted weighted average common shares used in computing basic EPS	12,141,595	12,364,873	12,520,496
Add: Effect of dilutive stock options	9,102	16,679	55,442

Adjusted weighted average common shares used in computing diluted EPS	12,150,697	12,381,552	12,575,938

Diluted EPS	$1.38	$1.25	$1.49

For the years ended December 31, 2016, 2015 and 2014, outstanding stock-based compensation awards in the amount of 37,333, 5,203 and 15,698, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company did not repurchase any of its common stock under the 2014 Repurchase Plan in the open market. The Company purchased 594,760 shares of its common stock in the open market under the 2014 Repurchase Plan at an average cost of $17.09 per share during the year ended December 31, 2015. The Company purchased 113,884 shares of its common stock at an average cost of $19.66 per share during the year ended December 31, 2014 under the 2007 Repurchase Plan and 97,507 shares of its common stock in the open market under the 2014 Repurchase Plan at an average cost of $19.08 per share. At December 31, 2016, the Company had $3.2 million remaining in the 2014 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, the “Equity Plans”) may have shares withheld to cover income taxes. There were 23,409, 65,143 and 71,673 shares repurchased to cover income tax withholding in connection with shares granted under the Equity Plans during the years ended December 31, 2016, 2015 and 2014, respectively, at average per-share costs of $14.73, $17.74 and $22.64, respectively.

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

On January 1, 2015, the Company and MBB became subject to new capital adequacy standards under the Basel III rules. The new standards require a minimum for Tier 1 leverage ratio of 4%. The new standards raised the required minimum Tier 1 risk-based ratio from 4% to 6%. The total risk-based capital ratio of 8% did not change. The new capital adequacy standards establish a new common equity Tier 1 risk-based capital ratio with a required 4.5% minimum (6.5% to be considered well-capitalized). The Company is required to have a level of regulatory capital in excess of the regulatory minimum and to have a capital buffer above 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at December 31, 2016 was $130.7 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At December 31, 2016, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at December 31, 2016.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	18.36%	$162,349	4%	$35,368	5%		$44,210
Marlin Business Bank	15.31%	$130,697	5%	$42,691	5%		$42,691
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	19.37%	$162,349	4.5%	$37,721	6.5%		$54,487
Marlin Business Bank	15.95%	$130,697	6.5%	$53,276	6.5%		$53,276
Tier 1 Risk-based Capital
Marlin Business Services Corp.	19.37%	$162,349	6%	$50,295	8%		$67,060
Marlin Business Bank	15.95%	$130,697	8%	$65,570	8%		$65,570
Total Risk-based Capital
Marlin Business Services Corp.	20.62%	$172,833	8%	$67,060	10%		$83,825
Marlin Business Bank	17.20%	$140,950	15%	$122,944	10	%(1)	$81,963

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 17.20% at December 31, 2016 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 15 — Stock-Based Compensation

Under the terms of the Company’s 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options, restricted stock units or restricted stock awards is 1,200,000 with

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not more than 1,000,000 of such shares shall be available for issuance as restricted stock awards. There were 637,687 shares available for future awards under the 2014 Plan as of December 31, 2016, of which 437,687 shares were available to be issued as restricted stock awards.

Total stock-based compensation expense was $1.9 million, $2.8 million and $2.0 for the years ended December 31, 2016, 2015 and 2014, respectively. An excess tax deficit from stock-based payment arrangements decreased cash provided by financing activities and increased cash provided by operating activities by less than $0.1 million for the year ended December 31, 2016. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.3 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively.

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

There were no stock options granted during the years ended December 31, 2016, 2015 and 2014.

A summary of option activity for the each of the three years in the period ended December 31, 2016 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2013	218,917	$10.40
Granted	—	—
Exercised	(14,469)	10.66
Forfeited	—	—
Expired	(11,097)	13.10

Outstanding, December 31, 2014	193,351	$10.23
Granted	—	—
Exercised	(61,937)	9.48
Forfeited	(80,728)	9.64
Expired	—	—

Outstanding, December 31, 2015	50,686	$12.09
Granted	—	—
Exercised	(7,380)	10.44
Forfeited	(1,666)	12.41
Expired	—	—

Outstanding, December 31, 2016	41,640	$12.37

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company did not recognize any compensation expense related to options. During each of the years ended December 31, 2015 and 2014, the Company recognized total compensation expense related to options of $0.1 million.

There were 7,380, 61,937 and 14,469 stock options exercised during the years ended December 31, 2016, 2015 and 2014, respectively. The total pretax intrinsic value of stock options exercised was less than $0.1 million, $0.6 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2016:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$12.08 - 12.41	41,640	0.4	12.37	355	39,416	0.4	12.37	336

	41,640	0.4	12.37	$355	39,416	0.4	12.37	$336

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.90 as of December 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2016, there was no future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations based on the most probable performance assumptions. As of December 31, 2016, $0.1 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 0.4 years.

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

Of the total restricted stock awards granted during the year ended December 31, 2016, 74,207 shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2016, 2015 and 2014 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of the non-vested restricted stock during the each of the three years in the period ended December 31, 2016:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	494,462	$14.67
Granted	118,293	18.72
Vested	(246,284)	14.36
Forfeited	(20,435)	19.46

Outstanding at December 31, 2014	346,036	$15.99
Granted	179,162	16.87
Vested	(188,287)	15.41
Forfeited	(23,675)	18.53

Outstanding at December 31, 2015	313,236	$16.65
Granted	183,506	15.31
Vested	(77,149)	16.11
Forfeited	(23,075)	17.73

Outstanding at December 31, 2016	396,518	$16.07

During the years ended December 31, 2016, 2015 and 2014, the Company granted restricted stock awards with grant date fair values totaling $2.8 million, $3.0 million and $2.2 million, respectively. The grant date fair value per share was equivalent to the Company’s closing stock price on the date of the grant.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $1.9 million, $2.7 million and $2.0 million of compensation expense related to restricted stock for the years ended December 31, 2016, 2015 and 2014, respectively.

Of the $1.9 million total compensation expense related to restricted stock for the year ended December 31, 2016, approximately $0.4 million related to accelerated vesting during the first quarter of 2016, based on the achievement of certain performance criteria determined annually. Of the $2.7 million total compensation expense related to restricted stock for the year ended December 31, 2015, approximately $0.5 million related to accelerated vesting during the first quarter of 2015, which was also based on the achievement of certain performance criteria determined annually.

As of December 31, 2016, there was $4.2 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.9 years. In the event individual performance targets are achieved, $1.4 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.0 years. In addition, certain of the awards granted may result in the issuance of 57,646 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair values of shares that vested during the years ended December 31, 2016, 2015 and 2014 were $1.2 million, $3.4 million and $5.4 million, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market-Based Restricted Stock Units

In 2016 certain executives were awarded restricted stock units (“RSUs”) with vesting conditions based on fulfillment of a service condition (generally four years from the grant date), and also require achievement of certain market based targets associated with the Company’s stock price. The market based target measurement period begins one year from the grant date and ends three years from the grant date. Expense for equity based awards with market and service conditions is recognized over the service period based on the grant-date fair value of the award.

The following tables summarize market restricted stock unit activity for the twelve-month period ended December 31, 2016:

Market-based RSUs	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	—	$—
Granted	120,000	9.47
Forfeited	—	—
Converted	—	—
Cancelled due to non-achievement of market condition	—	—

Outstanding at December 31, 2016	120,000	9.47

In 2016, certain executives were awarded RSUs with market based vesting conditions with weighted average grant- date fair value of $9.47 per unit. The weighted average grant date fair value of these market based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Grant date stock price	$18.24	—	—
Risk-free interest rate	1.06%	—	—
Expected volatility	35.16%	—	—
Dividend yield	—	—	—

The risk free interest rate reflected the yield on zero coupon Treasury securities with a term approximating the expected life of the RSUs. The expected volatility was based on historical volatility of the Company’s common stock.

During the year ended December 31, 2016, the Company granted market-based RSUs with grant-date fair values totaling $1.1 million. The Company recognized less than $0.1 million of compensation expense related to RSUs for the year ended December 31, 2016. As of December 31, 2016, there was $1.1 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 3.7 years.

Employee Stock Purchase Plan

In May 2012, the Company’s shareholders approved the adoption of the Company’s 2012 Employee Stock Purchase Plan (the “2012 ESPP”). Under the terms of the 2012 ESPP, employees have the opportunity to set aside up to 10% of their compensation (subject to certain maximums) and to purchase shares of common stock during designated offering periods at a price equal to the lesser of 95% of the fair market value per share on the

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

first day of the offering period or the fair market value per share on the purchase date. The aggregate number of shares that may be issued under the 2012 ESPP is 140,000. During the years ended 2016 and 2015, 16,813 and 14,929 shares, respectively, of common stock were sold for $0.3 million and $0.2 million, respectively, pursuant to the terms of the 2012 ESPP. As of December 31, 2016, there were 70,315 shares remaining available for issuance under the 2012 ESPP.

NOTE 16 — Employee 401(k) Plan

The Company adopted a 401(k) plan (the “401(k) Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the 401(k) Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service guidelines. Effective July 1, 2007, the 401(k) Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2016, 2015 and 2014 were approximately $0.2 million, $0.2 million and $0.1 million, respectively.

NOTE 17 — Related Party Transactions

The Company obtains all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Company’s former Chief Executive Officer, is the President of The Selzer Company. The Company does not have any contractual arrangement with The Selzer Group or Richard Dyer, nor does it pay either of them any direct fees. There were no insurance premiums paid to The Selzer Company during the year ended December 31, 2016. Insurance premiums paid to The Selzer Company were $0.4 million for each of the years ended December 31, 2015 and 2014.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — Parent Company

Summarized financial information of the parent company is as follows:

Parent Company — Balance Sheet

	December 31,
	2016	2015
	(Dollars in thousands, except per-share data)
ASSETS
Investment in and advances to subsidiaries:
Bank subsidiary	$130,636	$123,398
Nonbank subsidiaries	31,653	26,740

Total assets	$162,289	$150,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,572,114 and 12,410,899 shares issued and outstanding at December 31, 2016 and 2015, respectively	126	124
Additional paid-in capital	83,505	81,703
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(138)	(129)
Retained earnings	78,798	68,442

Total stockholders’ equity	162,289	150,138

Total liabilities and stockholders’ equity	$162,289	$150,138

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company — Income Statement

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Income:
Dividends from nonbank subsidiaries	$7,268	$43,569	$11,789
Dividends from bank subsidiary	7,600	13,000	—

Total revenue	14,868	56,569	11,789
Total expense	—	—	—
Income before income taxes and equity in undistributed net income of subsidiaries	14,868	56,569	11,789
Income tax (benefit) expense	—	—	—
Equity in undistributed income (loss):
Bank subsidiary	7,247	7,532	20,484
Nonbank subsidiaries	(4,836)	(48,135)	(12,923)

Net Income	$17,279	$15,966	$19,350

Other comprehensive income:
Amortization of net deferred losses on Increase (decrease) in fair value of securities available for sale	(15)	(181)	388
Tax effect	6	69	(148)

Total other comprehensive income (loss)	(9)	(112)	240

Comprehensive income	$17,270	$15,854	$19,590

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company — Statement of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$17,279	$15,966	$19,350
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net (income) losses of subsidiaries	(9,679)	(2,966)	(19,350)

Net cash provided by operating activities	7,600	13,000	—

Cash flows from investing activities:
Capital returned from nonbank subsidiaries	7,268	43,569	11,789
Capital contributed to subsidiaries	(7,952)	(13,820)	(407)

Net cash provided by (used in) investing activities	(684)	29,749	11,382

Cash flows from financing activities:
Issuances of common stock	259	234	253
Repurchases of common stock	(345)	(11,320)	(5,727)
Dividends paid to common stockholders	(6,907)	(32,249)	(6,062)
Exercise of stock options	77	586	154

Net cash used in financing activities	(6,916)	(42,749)	(11,382)

Net increase in total cash and cash equivalents	—	—	—
Total cash and cash equivalents, beginning of period	—	—	—
Total cash and cash equivalents, end of period	$—	$—	$—

NOTE 19 — Events Subsequent to Year-End

The Company declared a dividend of $0.14 per share on February 1, 2017. The quarterly dividend, which amounted to a dividend payment of approximately $1.8 million, was paid on February 16, 2017 to shareholders of record on the close of business on February 6, 2017. It represented the Company’s twenty-second consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On January 4, 2017 the Company announced the acquisition of Horizon Keystone Financial, a long established originator of equipment finance credit products focused in the office furniture, heating/ventilation/air conditioning/refrigeration (HVAC/R) and automotive markets.

Supplementary Data

The selected unaudited quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per-share data)
Year ended December 31, 2016
Interest income	$17,531	$18,187	$18,803	$20,188
Fee income	3,834	3,969	3,944	3,796
Interest and fee income	21,365	22,156	22,747	23,984
Interest expense	1,692	1,857	2,055	2,174
Provision for credit losses	3,075	2,668	3,137	3,534
Income tax expense	2,325	2,752	3,028	2,914
Net income	3,651	4,468	4,345	4,815
Basic earnings per share	0.29	0.36	0.35	0.38
Diluted earnings per share	0.29	0.36	0.35	0.38
Cash dividends declared per share	0.14	0.14	0.14	0.14
Net investment in leases and loans	702,126	730,750	759,422	796,717
Total assets	801,106	841,791	869,001	892,158

Year ended December 31, 2015
Interest income	$16,487	$16,488	$16,690	$16,997
Fee income	4,120	3,727	3,915	3,529
Interest and fee income	20,607	20,215	20,605	20,526
Interest expense	1,318	1,336	1,433	1,609
Provision for credit losses	3,340	2,216	1,986	2,453
Income tax expense	2,557	2,634	2,982	1,089
Net income(1)	4,055	4,149	4,797	2,965
Basic earnings per share	0.31	0.32	0.38	0.24
Diluted earnings per share	0.31	0.32	0.38	0.24
Cash dividends declared per share(2)	0.125	0.125	2.14	0.14
Net investment in leases and loans	628,019	641,082	659,253	682,432
Total assets	769,229	764,972	790,454	772,984

(1)	Net income for the second quarter of 2015 reflects an after-tax charge of approximately $0.2 million, or $0.02 diluted earnings per share, due to the departure of the Company’s Chief Financial Officer. Net income for the fourth quarter of 2015 reflects an after-tax charge of approximately $2.0 million, or $0.16 diluted earnings per share, due to the departure of the Company’s Chief Executive Officer.
(2)	In addition to the Company’s regular quarterly dividend, the Company’s Board of Directors declared a special cash dividend of $2.00 per share on September 14, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the 1934 Act. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the 1934 Act) are designed and operating effectively to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2017 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.	Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

Supplementary Data.

2.	Financial Statement Schedules

Schedules are omitted because they are not applicable or are not required or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits

Number	Description

1.1(5)	Purchase Agreement, dated November 15, 2006, between Piper Jaffray & Co., Primus Capital Fund IV Limited Partnership and its affiliate and Marlin Business Services Corp.

3.1(6)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(32)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(14)†	2003 Equity Compensation Plan of the Registrant, as amended.

10.2(10)†	Amendment 2009-1 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.3(10)†	Amendment 2009-2 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.4(10)†	Amendment 2009-3 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.5(14)†	2012 Employee Stock Purchase Plan of the Registrant.

Number	Description

10.6(2)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation.

10.7(1)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.8(8)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between Daniel P. Dyer and the Registrant.

10.9(1)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.10(4)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.

10.11(8)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between George D. Pelose and the Registrant.

10.12(15)†	Amendment 2013-1 dated as of November 6, 2013 to the Employment Agreement between George D. Pelose and the Registrant.

10.13(12)†	Compensation Policy for Non-Employee Independent Directors.

10.14(7)	Letter Agreement, dated as of June 11, 2007 and effective as of March 11, 2008, by and between the Registrant, Peachtree Equity Investment Management, Inc. and WCI (Private Equity) LLC.

10.15(9)	Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC.

10.16(11)	Receivables Loan and Security Agreement, dated as of September 24, 2010, by and among Marlin Leasing Receivables XIII LLC, Marlin Leasing Corporation, Key Equipment Finance Inc., the lenders party thereto and Wells Fargo Bank, National Association.

10.17(13)	First Amendment, dated as of June 26, 2012, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.18(16)	2014 Equity Compensation Plan.

10.19(17)	Form of Non-Employee Director Stock Award.

10.20(18)	Form of Employee Stock Award.

10.21(19)†	Employment Offer Letter between W. Taylor Kamp and Marlin Business Services Corp. dated as of August 3, 2015.

10.22(20)†	Severance Pay Plan for Senior Management.

10.23(21)	Seventh Amendment, dated as of February 4, 2016, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.24(22)†	Separation Agreement dated as of October 20, 2015 between Marlin Business Services Corp. and Daniel P. Dyer.

10.25(23)†	Consulting Agreement dated as of October 20, 2015 between Marlin Business Services Corp. and Daniel P. Dyer.

10.26(24)	Sixth Amendment, dated as of October 6, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

Number	Description

10.27(25)	Fifth Amendment, dated as of July 6, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.28(26)†	Separation Agreement and General Release of Claims dated as of April 30, 2015 between Marlin Business Services and Lynne C. Wilson.

10.29(27)	Fourth Amendment, dated as of April 8, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.30(28)	Third Amendment, dated as of January 7, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.31(29)†	Employment Offer Letter between Jeffrey A. Hilzinger and Marlin Business Services Corp. dated as of April 25, 2016.

10.32(30)	Eighth Amendment, dated as of May 4, 2016, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.33(31)†	Form of Performance Stock Unit Award Agreement.

16.1(3)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.

21.1	List of Subsidiaries (Filed herewith).

23.1	Consent of Deloitte & Touche LLP (Filed herewith)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended) (Furnished herewith).

101	Financial statements from the Annual Report on Form 10-K of the Company for the period ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Submitted electronically with this report).

†	Management contract or compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated May 19, 2006 and filed on May 25, 2006, and incorporated by reference herein.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006, and incorporated by reference herein.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated March 11, 2008 and filed on March 17, 2008, and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated December 31, 2008 and filed on January 7, 2009, and incorporated by reference herein.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated October 9, 2009 and filed on October 13, 2009, and incorporated by reference herein.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated October 28, 2009 and filed on November 2, 2009, and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated September 24, 2010 and filed on September 27, 2010, and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 5, 2010, and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated June 26, 2012 filed on July 2, 2012, and incorporated by reference herein.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form DEF 14A filed on April 23, 2012, and incorporated by reference herein.
(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated November 6, 2013, and incorporated by reference herein.
(16)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein.
(17)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2014, and incorporated by reference herein.
(18)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2014, and incorporated by reference herein.
(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed on November 3, 2015, and incorporated by reference herein.
(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed on August 5, 2015, and incorporated by reference herein.
(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 8, 2016, and incorporated by reference herein.

(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2015, and incorporated by reference herein.
(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2015, and incorporated by reference herein.
(24)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 9, 2015, and incorporated by reference herein.
(25)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 8, 2015, and incorporated by reference herein.
(26)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 30, 2015, and incorporated by reference herein.
(27)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 8, 2015, and incorporated by reference herein.
(28)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 12, 2015, and incorporated by reference herein.
(29)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 5, 2016, and incorporated by reference herein.
(30)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2016, and incorporated by reference herein.
(31)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 19, 2016, and incorporated by reference herein.
(32)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2016, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2017

MARLIN BUSINESS SERVICES CORP.

By:	/s/ JEFFREY HILZINGER
Jeffrey Hilzinger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/S/ JEFFREY HILZINGER	Chief Executive Officer	March 13, 2017
	Jeffrey Hilzinger	(Principal Executive Officer)

By:	/S/ W. TAYLOR KAMP	Chief Financial Officer and	March 13, 2017
	W. Taylor Kamp	Senior Vice President
(Principal Financial and
Accounting Officer)

By:	/S/ LAWRENCE J. DEANGELO	Chairman of the Board of Directors	March 13, 2017
Lawrence J. DeAngelo

By:	/S/ JOHN J. CALAMARI	Director	March 13, 2017
John J. Calamari

By:	/S/ SCOTT HEIMES	Director	March 13, 2017
Scott Heimes

By:	/S/ MATTHEW J. SULLIVAN	Director	March 13, 2017
Matthew J. Sullivan

By:	/S/ J. CHRISTOPHER TEETS	Director	March 13, 2017
J. Christopher Teets

By:	/S/ JAMES W. WERT	Director	March 13, 2017
James W. Wert