Form 10-Q
period 2017-03-31
MARLIN BUSINESS SERVICES CORP
filed 2017-05-03
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

Commission file number 000-50448

MARLIN BUSINESS SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3686388
(State of incorporation)	(I.R.S. Employer Identification Number)

300 Fellowship Road, Mount Laurel, NJ 08054
(Address of principal executive offices) (Zip code)

(888) 479-9111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

At April 26, 2017, 12,562,214 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended March 31, 2017

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
	(Dollars in thousands, except per-share data)

ASSETS
Cash and due from banks	$4,044	$4,055
Interest-earning deposits with banks	71,684	57,702

Total cash and cash equivalents	75,728	61,757
Time deposits with banks	9,107	9,605
Securities available for sale (amortized cost of $5.2 million and $6.1 million at March 31, 2017 and December 31, 2016, respectively)	4,981	5,880
Net investment in leases and loans:
Net investment in leases and loans, excluding allowance for credit losses	840,527	807,654
Allowance for credit losses	(11,687)	(10,937)

Total net investment in leases and loans	828,840	796,717
Intangible Assets	1,310	—
Goodwill	1,160	—
Property and equipment, net	3,406	3,495
Property tax receivables	11,039	5,296
Other assets	8,921	9,408

Total assets	$944,492	$892,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$739,793	$697,357
Other liabilities:
Sales and property taxes payable	8,133	2,586
Accounts payable and accrued expenses	20,913	14,809
Net deferred income tax liability	13,008	15,117

Total liabilities	781,847	729,869

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,568,004 and 12,572,114 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	126	126
Additional paid-in capital	84,068	83,505
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(109)	(138)
Retained earnings	78,562	78,798

Total stockholders’ equity	162,645	162,289

Total liabilities and stockholders’ equity	$944,492	$892,158

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per-share data)

Interest income	$20,531	$17,531
Fee income	3,530	3,834

Interest and fee income	24,061	21,365
Interest expense	2,340	1,692

Net interest and fee income	21,721	19,673
Provision for credit losses	3,884	3,075

Net interest and fee income after provision for credit losses	17,837	16,598

Other income:
Insurance premiums written and earned	1,706	1,622
Other income	2,047	455

Other income	3,753	2,077

Other expense:
Salaries and benefits	9,391	8,200
General and administrative	10,170	4,465
Financing related costs	—	34

Other expense	19,561	12,699

Income before income taxes	2,029	5,976
Income tax expense	489	2,325

Net income	$1,540	$3,651

Basic earnings per share	$0.12	$0.29
Diluted earnings per share	$0.12	$0.29

Cash dividends declared and paid per share	$0.14	$0.14

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

Net income	$1,540	$3,651

Other comprehensive income (loss):

Increase (decrease) in fair value of securities available for sale	48	130
Tax effect	(19)	(50)

Total other comprehensive income (loss)	29	80

Comprehensive income	$1,569	$3,731

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)

Balance, December 31, 2015	12,410,899	$124	$81,703	$(2)	$(129)	$68,442	$150,138
Issuance of common stock	16,813	—	259	—	—	—	259
Repurchase of common stock	(23,409)	—	(345)	—	—	—	(345)
Exercise of stock options	7,380	—	77	—	—	—	77
(Deficit) tax benefits from stock-based payment arrangements	—	—	(24)	—	—	—	(24)
Restricted stock grant, net of forfeitures	160,431	2	(2)	—	—	—	—
Restricted stock compensation recognized	—	—	1,837	—	—	—	1,837
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(9)	—	(9)
Net income	—	—	—	—	—	17,279	17,279
Cash dividends declared	—	—	—	—	—	(6,923)	(6,923)

Balance, December 31, 2016	12,572,114	$126	$83,505	$(2)	$(138)	$78,798	$162,289
Repurchase of common stock	(32,972)	—	(790)	—	—	—	(790)
Exercise of stock options	30,253	—	375	—	—	—	375
Restricted stock grant, net of forfeitures	(1,391)	—	—	—	—	—	—
Restricted stock compensation recognized	—	—	978	—	—	—	978
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	29	—	29
Net income	—	—	—	—	—	1,540	1,540
Cash dividends declared	—	—	—	—	—	(1,776)	(1,776)

Balance, March 31, 2017	12,568,004	$126	$84,068	$(2)	$(109)	$78,562	$162,645

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$1,540	$3,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609	448
Stock-based compensation	978	743
Excess tax (benefits) deficit from stock-based payment arrangements	—	80
Provision for credit losses	3,884	3,075
Net deferred income taxes	(2,128)	(610)
Amortization of deferred initial direct costs and fees	2,538	2,030
Deferred initial direct costs and fees	(3,790)	(2,567)
Loss on equipment disposed	335	254
Gain on leases sold	(196)	—
Leases originated for sale	(1,087)	—
Proceeds from sale of leases	8,893	—
Effect of changes in other operating items:
Other assets	(5,509)	(2,824)
Other liabilities	11,650	1,587

Net cash provided by operating activities	17,717	5,867

Cash flows from investing activities:
Net change in time deposits with banks	498	(1,245)
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(145,442)	(108,393)
Principal collections on leases and loans	101,956	85,253
Security deposits collected, net of refunds	(78)	(148)
Proceeds from the sale of equipment	865	802
Acquisitions of property and equipment	(254)	(174)
Business combinations	(2,500)	—
Change in restricted interest-earning deposits with banks	—	104
Purchases of securities available for sale, net	947	253

Net cash (used in) investing activities	(44,008)	(23,548)

Cash flows from financing activities:
Net change in deposits	42,436	24,781
Repurchases of common stock	(790)	(309)
Dividends paid	(1,759)	(1,747)
Exercise of stock options	375	—
Excess tax benefits (deficit) from stock-based payment arrangements	—	(80)

Net cash provided by financing activities	40,262	22,645

Net (decrease) increase in total cash and cash equivalents	13,971	4,964
Total cash and cash equivalents, beginning of period	61,757	60,129

Total cash and cash equivalents, end of period	$75,728	$65,093

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$2,162	$1,530
Net cash paid for income taxes	$192	$345

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – The Company

Description

Marlin Business Services Corp. (the “Company”) is a nationwide provider of credit products and services to small businesses. The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment, working capital loans and insurance products. The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary (“Assurance One”), which enables us to reinsure the property insurance coverage for the equipment financed by Marlin Leasing Corporation (“MLC”) and Marlin Business Bank (“MBB”) for our end user customers. Effective March 12, 2008, the Company opened MBB, a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits.

On January 4, 2017, the Company completed the acquisition of Horizon Keystone Financial (“HKF”), an equipment leasing company which primarily identifies and sources lease and loan contracts for investor partners for a fee. With this acquisition, the Company will expand the current leasing business, grow annual originations and increase its presence in certain industry sectors. Additionally, the Company expects to leverage HKF’s valuable relationships with lenders and equipment vendors. The Company paid $2.5 million in cash for HKF and incurred an immaterial amount of acquisition-related cost for the acquisition. Cash settlement occurred on the date of acquisition. The Company performed a preliminary allocation of the purchase price with $1.2 million recorded to goodwill and $1.3 million recorded to intangible assets for vendor relationships, customer relationships, and the corporate trade name. See Note 5 for additional information regarding the identified intangible assets acquired. At March 31, 2017, the valuation analyses of certain intangible assets acquired were not yet finalized. Review of these items will continue during the measurement period and any further changes to the preliminary purchase price allocation will be recognized as the valuations are finalized, which could change the amount of the preliminary purchase price allocation to goodwill. The acquisition has been accounted for using the purchase method of accounting. As of the acquisition date, the Company’s financial information includes the results of the acquired HKF business. For the three months ended March 31, 2017, HKF revenue of $0.7 million and HKF net income of $0.1 million has been included in the Company’s consolidated results of operations. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2016, or any other date. If the acquisition had occurred at the beginning of 2016, the Company’s reported revenues and net income, for the three months ended, March 31, 2016 would have been $24.1 million and $3.8 million, respectively.

References to the “Company,” “Marlin,” “Registrant,” “we,” “us” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE 2 – Summary of Critical Accounting Policies

Basis of financial statement presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. MLC and MBB are managed together as a single business segment and are aggregated for financial reporting purposes as they exhibit similar economic characteristics, share the same leasing and loan portfolio and have the same product offering. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements present the Company’s financial position at March 31, 2017 and the results of operations for the three-month periods ended March 31, 2017 and 2016, and cash flows for the three-month periods ended March 31, 2017 and 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017. The consolidated results of operations for the three-month periods ended March 31, 2017 and 2016 and the consolidated statements of cash flows for the three-month periods ended March 31, 2017 and 2016 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

Goodwill and Intangible Assets. The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the Company, including goodwill, exceeds the fair value of the Company. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the Company’s goodwill.

Currently, the Company does not have any intangible assets with indefinite useful lives.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. Impairment is measured as the difference between the carrying amount and the estimated fair value of the asset.

There have been no other significant changes to our Critical Accounting Policies as described in our 2016 Annual Report on Form 10-K with the exception of the effect of adoption of ASU 2016-09 described below.

Recently Issued Accounting Standards.

In February 2017, the FASB issued Accounting Standards Update 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this Update clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. The amendments in this Update also clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the amendments in this Update prospectively to each period presented. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

Recently Adopted Accounting Standards.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU, which was adopted by the Company on January 1, 2017, simplifies the accounting for several aspects of share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes which impacted the Company included a requirement that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized within income tax expense line instead of Capital surplus – common stock and other. The Company elected to adopt these changes on a prospective basis. Additionally, the ASU no longer requires a presentation of excess tax benefits and deficiencies related to the vesting and exercise of share-based compensation as both an operating outflow and financing inflow on the statement of cash flows. Adoption of this ASU did not have a material impact on our results of operations or financial position

NOTE 3 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

Minimum lease payments receivable	$898,330	$867,806
Estimated residual value of equipment	26,691	26,790
Unearned lease income, net of initial direct costs and fees deferred	(118,739)	(115,158)
Security deposits	(1,415)	(1,493)
Commercial loans, net of origination costs and fees deferred
Funding Stream	23,428	19,870
Other (1)	12,232	9,839

Total commercial loans	35,660	29,709
Allowance for credit losses	(11,687)	(10,937)

	$828,840	$796,717

(1)	Other loans are comprised of commercial loans and other loans by MBB to satisfy its obligations under the Community Reinvestment Act of 1977.

At March 31, 2017, $30.6 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs net of fees deferred were $15.1 million and $13.9 million as of March 31, 2017 and December 31, 2016, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs net of fees deferred were $0.5 million and $0.4 million as of March 31, 2017 and December 31, 2016, respectively. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At March 31, 2017 and December 31, 2016, $22.5 million of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of March 31, 2017:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)

Period Ending December 31,
2017	$280,754	$48,217
2018	280,258	39,582
2019	182,856	20,201
2020	102,334	8,376
2021	45,299	2,173
Thereafter	6,829	190

	$898,330	$118,739

As of March 31, 2017 and December 31, 2016, the Company maintained total finance receivables which were on a non-accrual basis of $2.3 million and $2.2 million, respectively. As of March 31, 2017 and December 31, 2016, there were $0.1 million of commercial loans on a non-accrual basis. As of March 31, 2017 and December 31, 2016, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $0.8 million. As of March 31, 2017 and December 31, 2016, there were $0.2 million and $0.1 million of commercial loans that had been renegotiated, respectively. (See Note 4 for income recognition on leases and loans and additional asset quality information.)

NOTE 4 – Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2017	2016	2016
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$10,937	$8,413	$8,413

Charge-offs	(3,674)	(2,818)	(12,387)
Recoveries	540	521	2,497

Net charge-offs	(3,134)	(2,297)	(9,890)

Provision for credit losses	3,884	3,075	12,414

Allowance for credit losses, end of period(1)	$11,687	$9,191	$10,937

Annualized net charge-offs to average total finance receivables (2)	1.57%	1.35%	1.37%

Allowance for credit losses to total finance receivables, end of period (2)	1.42%	1.31%	1.38%

Average total finance receivables (2)	$796,920	$679,252	$720,060
Total finance receivables, end of period (2)	$824,942	$699,672	$793,285

Delinquencies greater than 60 days past due	$4,729	$4,114	$4,137
Delinquencies greater than 60 days past due (3)	0.51%	0.52%	0.46%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	247.13%	223.41%	264.37%

Non-accrual leases and loans, end of period	$2,335	$2,352	$2,242
Renegotiated leases and loans, end of period	$798	$503	$769

(1)	At March 31, 2017, December 31, 2016, and March 31, 2016 the allowance for credit losses allocated to loans was $0.9 million, $0.8 million, and less than $0.3 million, respectively.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At March 31, 2017, December 31, 2016 and March 31, 2016, there were no finance receivables past due 90 days or more and still accruing.

Net charge-offs for the three-month period ended March 31, 2017 were $3.1 million (1.57% of average total finance receivables on an annualized basis), compared to $2.7 million (1.40% of average total finance receivables on an annualized basis) for the three-month period ended December 31, 2016 and $2.3 million (1.35% of average total finance receivables on an annualized basis) for the three-month period ended March 31, 2016.

NOTE 5 - Goodwill and Intangible Assets

Goodwill

As a result of the HKF acquisition in January 2017, the Company recorded goodwill of $1.2 million as of March 31, 2017, which represents the excess purchase price over the Company’s preliminary fair value of the assets acquired. The recorded goodwill is not amortizable but is deductible for tax purposes. The purchase price allocation is preliminary as the Company is in the process of finalizing the valuation of the assets and is subject to change, but will be finalized by December 31, 2017. Impairment testing will be performed in the fourth quarter of each year and more frequently as warranted in accordance with the applicable accounting guidance. There was no impairment recorded during the three months ended March 31, 2017.

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows:

(Dollars in thousands)	Total Company
Balance at December 31, 2016	$—
Acquisition of HKF on January 4, 2017	1,160

Balance at March 31, 2017	$1,160

Intangible assets

The Company had no intangible assets at December 31, 2016.

During the first quarter of 2017, in connection with the acquisition of HKF, the Company acquired certain definite lived intangible assets with a total cost of $1.3 million and a weighted average amortization period of 8.7 years. The Company had no indefinite lived intangible assets at March 31, 2017.

The following table presents details of the Company’s intangible assets as of March 31, 2017:

(Dollars in thousands)			Accumulated	Net
Description	Useful Life	Cost	Amortization	Value
Lender relationships	3 years	$360	$17	$343
Vendor relationships	11 years	920	12	908
Corporate trade name	7 years	60	1	59

		$1,340	$30	$1,310

There was no impairment of these assets in 2017. Amortization related to the Company’s definite lived intangible assets was less than $0.1 million for the first quarter 2017. The Company expects that amortization expense will be $0.2 million for each of the next five years.

NOTE 6 – Other Assets

Other assets are comprised of the following:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

Accrued fees receivable	$2,731	$2,762
Prepaid expenses	2,225	2,201
Other	3,965	4,445

	$8,921	$9,408

NOTE 7 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution Community Development Financial Institution (“CDFI”) organization. The CDFI serves as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents, helping the Bank meet its Community Reinvestment Act (“CRA”) obligations. Currently, MBB receives approximately 1.2% participation in each funded loan which is collateral for the loan issued to the CDFI under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At March 31, 2017, MBB had an unfunded commitment of $0.9 million for this activity. Unless renewed prior to termination, MBB’s one-year commitment to the CDFI will expire in September 2017.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Banking institutions are subject to periodic reviews and examinations from banking regulators. In the first quarter of 2017, one of MBB’s regulatory agencies communicated preliminary findings in connection with the timing of certain aspects of payment application process in effect prior to February 2016 related to the assessment of late fees. The Company believes that the resolution of this matter will require the Company to pay restitution to customers. The Company estimated such restitution at $4.2 million, which was expensed and related liability established in the first quarter of 2017. However, the ultimate resolution of this matter could be materially different from the current estimate, including with respect to the timing, the exact amount of any required restitution or the possible imposition of any fines and penalties.

As of March 31, 2017, the Company leases all eight of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Denver, Colorado; Plymouth, Michigan; and Trevose, Pennsylvania. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of March 31, 2017:

	Future Minimum Lease Payment Obligations
Period Ending December 31,	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2017	$51	$1,180	$1,231
2018	—	1,484	1,484
2019	—	1,447	1,447
2020	—	686	686
2021	—	—	—

Total minimum lease payments	$51	$4,797	$4,848

Less: amount representing interest	(1)

Present value of minimum lease payments	$50

Rent expense was $0.3 million for each of the three-month periods ended March 31, 2017 and March 31, 2016.

NOTE 8 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of March 31, 2017, money market deposit accounts totaled $51.3 million.

As of March 31, 2017, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)

Period Ending December 31,
2017	$232,324
2018	220,319
2019	122,382
2020	69,367
2021	41,587
Thereafter	2,525

Total	$688,504

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at March 31, 2017 was 1.32%.

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

The Company’s balances measured at fair value on a recurring basis include the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
(Dollars in thousands)

Assets
Securities available for sale	$3,370	$1,611	$3,352	$2,528

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Financial Assets
Cash and cash equivalents	$75,728	$75,728	$61,757	$61,757
Time deposits with banks	9,107	9,107	9,605	9,614
Loans, net of allowance	34,742	34,954	28,949	29,128

Financial Liabilities
Deposits	$739,793	$737,261	$697,357	$694,721

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of March 31, 2017 and December 31, 2016, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

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

Loans

The loan balances are comprised of three types of loans. Loans made as a member bank in a non-profit, multi-financial institution CDFI serving as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at March 31, 2017 and December 31, 2016 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans are estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

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

NOTE 10 – Earnings Per Share

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per- share data)

Basic EPS
Net income	$1,540	$3,651
Less: net income allocated to participating securities	(45)	(103)

Net income allocated to common stock	$1,495	$3,548

Weighted average common shares outstanding	12,579,570	12,472,536
Less: Unvested restricted stock awards considered participating securities	(366,106)	(351,602)

Adjusted weighted average common shares used in computing basic EPS	12,213,464	12,120,934

Basic EPS	$0.12	$0.29

Diluted EPS
Net income allocated to common stock	$1,495	$3,548

Adjusted weighted average common shares used in computing basic EPS	12,213,464	12,120,934
Add: Effect of dilutive stock options	9,869	5,878

Adjusted weighted average common shares used in computing diluted EPS	12,223,333	12,126,812

Diluted EPS	$0.12	$0.29

For the three-month periods ended March 31, 2017 and March 31, 2016, outstanding stock-based compensation awards in the amount of 224,048 and 2,334, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 11– Stockholders’ Equity

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

During each of the three-month periods ended March 31, 2017 and March 31, 2016, the Company did not purchase any shares of its common stock in the open market under the 2014 Repurchase Plan. At March 31, 2017, the Company had $3.2 million remaining in the 2014 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. During the three-month periods ended March 31, 2017 and March 31, 2016, there were 32,972 shares and 21,448 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan at an average cost of $23.97 per share and $14.44 per share, respectively.

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

The Company and MBB are subject to capital adequacy regulations issued jointly by the federal bank regulatory agencies. These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. The federal bank regulatory agencies and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment. Under the capital adequacy regulation, at least half of a banking organization’s total capital is required to be “Tier 1 Capital” as defined in the regulations, comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier 2 Capital,” as defined in the regulations, may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The regulations establish minimum leverage ratios for banking organizations, which are calculated by dividing Tier 1 Capital by total average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banking organizations are expected to maintain capital in excess of the minimum standards.

The Company and MBB operate under the Basel III capital adequacy standards. These standards require a minimum for Tier 1 leverage ratio of 4%, minimum Tier 1 risk-based ratio of 6%, and a total risk-based capital ratio of 8%. The Basel III capital adequacy standards established a new common equity Tier 1 risk-based capital ratio with a required 4.5% minimum (6.5% to be considered well-capitalized). The Company is required to have a level of regulatory capital in excess of the regulatory minimum and to have a capital buffer above 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at March 31, 2017 was $132.5 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At March 31, 2017, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at March 31, 2017.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)

Tier 1 Leverage Capital
Marlin Business Services Corp.	17.41%	$160,444	4%	$36,856	5%		$46,070
Marlin Business Bank	15.04%	$132,452	5%	$44,037	5%		$44,037
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	18.37%	$160,444	4.5%	$39,293	6.5%		$56,756
Marlin Business Bank	15.65%	$132,452	6.5%	$55,011	6.5%		$55,011
Tier 1 Risk-based Capital
Marlin Business Services Corp.	18.37%	$160,444	6%	$52,390	8%		$69,854
Marlin Business Bank	15.65%	$132,452	8%	$67,705	8%		$67,705
Total Risk-based Capital
Marlin Business Services Corp.	19.63%	$171,368	8%	$69,854	10%		$87,317
Marlin Business Bank	16.90%	$143,043	15%	$126,947	10	% (1)	$84,632

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.90% at March 31, 2017 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 12 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options or restricted stock grants is 1,200,000 with not more than 1,000,000 of such shares available for issuance as restricted stock grants. There were 422,659 shares available for future grants under the 2014 Plan as of March 31, 2017, of which 338,542 shares were available to be issued as restricted stock grants.

Total stock-based compensation expense was $1.0 million and $0.7 million for the three-month periods ended March 31, 2017 and March 31, 2016, respectively. Excess tax benefits from stock-based payment arrangements was $0.3 million for the three-month period ended March 31, 2017. An excess tax deficit from stock-based payment arrangements increased cash provided by operating activities and decreased cash provided by financing activities by $0.1 million for the three-month period ended March 31, 2016.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have 7- to 10-year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company and provide for accelerated vesting if there is a change in control as defined in the Equity Compensation Plans. Employee stock options generally vest over three to four years.

The Company also may issue stock options to non-employee independent directors. These options generally vest in one year.

There were 115,883 stock options granted during the three-month period ended March 31, 2017. There were no stock options granted during the three-month period ended March 31, 2016. The fair value of stock options granted during the three-month period ended March 31, 2017 was $6.56 and was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Assumption
Risk-free interest rate	1.82%
Expected life (years)	4.50
Expected volatility	34.62%
Dividend yield	2.17%

The expected life for options is estimated based on their vesting and contractual terms and was determined by applying the simplified method as defined by the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”). The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was determined using historical volatilities based on historical stock prices.

A summary of option activity for the three-month period ended March 31, 2017 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share
Outstanding, December 31, 2016	41,640	$12.37
Granted	115,883	25.75
Exercised	(30,253)	12.41
Forfeited	—	—
Expired	—	—

Outstanding, March 31, 2017	127,270	24.54

During each of the three-month periods ended March 31, 2017 and March 31, 2016, the Company did not recognize compensation expense related to options.

There were 30,253 stock options exercised during the three-month period ended March 31, 2017 with a total pretax intrinsic value of $0.3 million. During the three-month period ended March 31, 2016, there were no stock options exercised.

The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2017.

Options Outstanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of Exercise Prices	Number Outstanding	Remaining Life (Years)	Exercise Price	Value (In thousands)	Number Exercisable	Remaining Life (Years)	Exercise Price	Value (In thousands)
$12.08 - 12.41	11,387	0.1	12.27	153	9,163	0.1	12.23	124
$25.75	115,883	7.0	25.75	—	—	—	—	—

	127,270	6.4	24.54	$153	9,163	0.1	12.23	$124

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.75 as of March 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2017, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.8 million. The weighted average period over which these awards are expected to be recognized was 2.0 years. As of March 31, 2017, $0.1 million of additional potential compensation cost related to non-vested stock options has not been recognized due to performance targets not being achieved. However, in certain circumstances, these options may be subject to vesting prior to their expiration dates. The weighted average remaining term of these options is approximately 0.1 years.

Non-vested Restricted Stock

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

Of the total restricted stock awards granted during the three-month period ended March 31, 2017, no shares may be subject to accelerated vesting based on performance factors and no shares have vesting contingent upon performance factors. Vesting was accelerated in 2016 and 2017 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the three months ended March 31, 2017:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2016	396,518	$16.07
Granted	3,400	24.08
Vested	(91,533)	16.61
Forfeited	(4,791)	16.22

Outstanding at March 31, 2017	303,594	15.99

During each of the three-month periods ended March 31, 2017 and March 31, 2016, the Company granted restricted stock awards with a grant date fair value totaling $0.1 million and $1.8 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.9 million and $0.7 million of compensation expense related to restricted stock for the three-month periods ended March 31, 2017 and March 31, 2016, respectively.

Of the $0.9 million total compensation expense related to restricted stock for the three-month period ended March 31, 2017, approximately $0.6 million related to accelerated vesting based on achievement of certain performance criteria determined annually. Of the $0.7 million total compensation expense related to restricted stock for the three-month period ended March 31, 2016, approximately $0.4 million related to accelerated vesting, which was also based on the achievement of certain performance criteria determined annually.

As of March 31, 2017, there was $3.3 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.7 years. In the event individual performance targets are achieved, $0.8 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.4 years. In addition, certain of the awards granted may result in the issuance of 32,076 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended March 31, 2017 and March 31, 2016 was $2.2 million and $0.8 million, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are granted with vesting conditions based on fulfillment of a service condition (generally three to four years from the grant date), and may also require achievement of certain operating performance criteria or achievement of certain market-based targets associated with the Company’s stock price. The market based target measurement period begins one year from the grant date and ends three years from the grant date. Expense for equity based awards with market and service conditions is recognized over the service period based on the grant-date fair value of the award.

The following tables summarize restricted stock unit activity for the three-month period ended March 31, 2017:

		Weighted
		Average
	Number of	Grant-Date
Performance-based & market-based RSUs	RSUs	Fair Value
Outstanding at December 31, 2016	120,000	$9.47
Granted	71,032	23.65
Forfeited	—	—
Converted	—	—
Cancelled due to non-achievement of market condition	—	—

Outstanding at March 31, 2017	191,032	14.74

Service-based RSUs
Outstanding at December 31, 2016	—	$—
Granted	29,504	25.75
Forfeited	—	—
Converted	—	—

Outstanding at March 31, 2017	29,504	25.75

The weighted average grant-date fair value of RSUs with market based vesting conditions granted during the three-month period ended March 31, 2017 was $13.32 per unit. The weighted average grant date fair value of these market based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Three Months Ended March 31,
	2017	2016
Grant date stock price	$25.75	—
Risk-free interest rate	1.72%	—
Expected volatility	33.42%	—
Dividend yield	—	—

The risk free interest rate reflected the yield on zero coupon Treasury securities with a term approximating the expected life of the RSUs. The expected volatility was based on historical volatility of the Company’s common stock. Dividend yield was assumed at zero as the grant assumes dividends distributed during the performance period are reinvested. When valuing the grant, we have assumed a dividend yield of zero, which is mathematically equivalent to reinvesting dividends in the issuing entity.

During the three month period ended March 31, 2017, the Company granted RSUs with grant-date fair values totaling $2.4 million. The Company recognized less than $0.1 million of compensation expense related to RSUs for the three month period ended March 31, 2017. As of March 31, 2017, there was $3.4 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 2.9 years based on the most probable performance assumptions. In the event maximum performance targets are achieved, an additional $1.5 million of compensation cost would be recognized over a weighted average period of 3.0 years and may result in the conversion of 59,032 additional units into shares of common stock.

NOTE 13 – Subsequent Events

The Company declared a dividend of $0.14 per share on April 27, 2017. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.8 million, is scheduled to be paid on May 18, 2017 to shareholders of record on the close of business on May 8, 2017. It represents the Company’s twenty-third consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Form 10-K for the year ended December 31, 2016 filed with the SEC. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel;

•	general volatility of the capital markets; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2016 filed with the SEC.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances.

Overview

Founded in 1997, we are a nationwide provider of credit products and services to small businesses. The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment, working capital loans and insurance products. We access our end user customers primarily through origination sources consisting of independent commercial equipment dealers, various national account programs, through direct solicitation of our end user customers and through relationships with select lease and loan brokers. We use both a telephonic direct sales model and, for strategic larger accounts, outside sales executives to market to our origination sources and end user customers. Through these origination sources, we are able to cost-effectively access end user customers while also helping our origination sources obtain financing for their customers.

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2017, our lease portfolio consisted of 87,546 accounts with an average original term of 48 months and average original transaction size of approximately $16,000.

MBB offers a flexible loan program called Funding Stream. Funding Stream is tailored to the small business market to provide customers a convenient, hassle free alternative to traditional lenders and access to capital to help grow their businesses. As of March 31, 2017, the Company had approximately $23.4 million, not including the allowance for credit losses allocated to loans of $0.9 million, of small business loans on the balance sheet. Generally, these loans range from $5,000 to $150,000, have flexible 6 to 24 month terms, and have automated daily, weekly, and monthly payback. Small business owners can apply online, in ten minutes or less, on www.Fundingstream.com. Approved borrowers can receive funds in as little as two days.

At March 31, 2017, we had $944.5 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $828.8 million at March 31, 2017.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and other expenses, which include salaries and benefits, other general and administrative expenses, and financing related costs. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended March 31, 2017, our annualized net credit losses were 1.57% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 70% of our lease portfolio at March 31, 2017 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits and money market demand accounts raised nationally by MBB, opened in 2008.

We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. In the future MBB may elect to offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions. As of March 31, 2017, total MBB deposits were $739.8 million, compared to $697.4 million at December 31, 2016. We had no outstanding secured borrowings as of both March 31, 2017 and December 31, 2016.

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

Critical Accounting Policies

Goodwill and Intangible Assets. The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the Company, including goodwill, exceeds the fair value of the Company. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the Company goodwill.

Currently, the Company does not have any intangible assets with indefinite useful lives.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset.

There have been no other significant changes to our Critical Accounting Policies as described in our 2016 Annual Report on Form 10-K with the exception of the effect of adoption of ASU 2016-09 described below.

RECENTLY ISSUED ACCOUNTING STANDARDS

Information on recently issued accounting pronouncements and the expected impact on our financial statements is provided in Note 2, Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Information on recently adopted accounting pronouncements and the expected impact on our financial statements is provided in Note 2, Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2017 and March 31, 2016

Net income. Net income of $1.5 million was reported for the three-month period ended March 31, 2017, resulting in diluted EPS of $0.12, compared to net income of $3.7 million and diluted EPS of $0.29 for the three-month period ended March 31, 2016. The decrease is primarily due to a first quarter 2017 $4.2 million estimated charge for restitution expense in connection with MBB’s regulatory examination preliminary findings (See Note 7, Commitments and Contingencies, in the accompanying Notes to Consolidated Financial Statements).

Return on average assets was 0.67% for the three-month period ended March 31, 2017, compared to a return of 1.88% for the three-month period ended March 31, 2016. Return on average equity was 3.78% for the three-month period ended March 31, 2017, compared to a return of 9.74% for the three-month period ended March 31, 2016.

Overall, our average net investment in total finance receivables for the three-month period ended March 31, 2017 increased 17.3% to $796.9 million, compared to $679.3 million for the three-month period ended March 31, 2016. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at March 31, 2017 was $828.8 million, an increase of $32.1 million, or 4.0%, from $796.7 million at December 31, 2016.

During the three months ended March 31, 2017, we generated 7,185 new leases with equipment cost of $132.7 million, compared to 6,316 new leases with equipment cost of $102.1 million generated for the three months ended March 31, 2016. Approval rates decreased 6% to 56% for the quarter ended March 31, 2017, compared to 62% for the quarter ended March 31, 2016.

For the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016, net interest and fee income increased $2.0 million, or 10.2%, primarily due to a $3.0 million increase in interest income, partially offset by a $0.6 million increase in interest expense. The provision for credit losses increased $0.8 million, or 25.8%, to $3.9 million for the three-month period ended March 31, 2017 from $3.1 million for the same period in 2016, primarily due to growth in the portfolio.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31,
	2017			2016
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$74,996	$85	0.45%	$61,981	$47	0.30%
Time Deposits	9,387	27	1.15	8,035	23	1.13
Restricted interest-earning deposits with banks	—	—	—	170	—	0.08
Securities available for sale	5,032	27	2.17	6,302	35	2.22
Net investment in leases(3)	765,069	18,421	9.63	670,416	16,785	10.01
Loans receivable(3)	31,851	1,971	24.76	8,835	641	29.02

Total interest-earning assets	886,335	20,531	9.27	755,739	17,531	9.27

Non-interest-earning assets:
Cash and due from banks	1,785			4,210
Intangible Assets	655			—
Goodwill	580			—
Property and equipment, net	3,468			3,842
Property tax receivables	5,604			2,957
Other assets(4)	15,337			11,766

Total non-interest-earning assets	27,429			22,775

Total assets	$913,764			$778,514

Interest-bearing liabilities:
Certificate of Deposits(5)	$672,955	$2,224	1.32%	548,986	$1,628	1.19%
Money Market Deposits(5)	51,423	116	0.90	52,683	64	0.49

Total interest-bearing liabilities	724,378	2,340	1.29	601,669	1,692	1.13

Non-interest-bearing liabilities:
Sales and property taxes payable	2,364			5,073
Accounts payable and accrued expenses	7,798			4,410
Net deferred income tax liability	16,120			17,446

Total non-interest-bearing liabilities	26,282			26,929

Total liabilities	750,660			628,598

Stockholders’ equity	163,104			149,916

Total liabilities and stockholders’ equity	$913,764			$778,514

Net interest income		$18,191			$15,839
Interest rate spread(6)			7.97%			8.14%
Net interest margin(7)			8.21%			8.38%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.36%			125.61%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended March 31, 2017 Compared To
	Three Months Ended March 31, 2016
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$11	$27	$38
Time Deposits	4	—	4
Securities available for sale	(7)	(1)	(8)
Net investment in leases	2,298	(662)	1,636
Loans receivable	1,438	(108)	1,330
Total interest income	3,025	(25)	3,000

Interest expense:
Certificate of Deposits	396	200	596
Money Market Deposits	(2)	54	52
Total interest expense	375	273	648

Net interest income	2,686	(334)	2,352

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Interest income	$20,531	$17,531
Fee income	3,530	3,834

Interest and fee income	24,061	21,365
Interest expense	2,340	1,692

Net interest and fee income	$21,721	$19,673

Average total finance receivables(1)	$796,920	$679,252

Annualized percent of average total finance receivables:
Interest income	10.31%	10.32%
Fee income	1.77	2.26

Interest and fee income	12.08	12.58
Interest expense	1.17	1.00

Net interest and fee margin	10.91%	11.58%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $2.0 million, or 10.2%, to $21.7 million for the three months ended March 31, 2017 from $19.7 million for the three months ended March 31, 2016. The annualized net interest and fee margin decreased 67 basis points to 10.91% in the three-month period ended March 31, 2017 from 11.58% for the same period in 2016.

Interest income, net of amortized initial direct costs and fees, was $20.5 million and $17.5 million for the three-month periods ended March 31, 2017 and March 31, 2016, respectively. Average total finance receivables increased $117.6 million, or 17.3%, to $796.9 million at March 31, 2017 from $679.3 million at March 31, 2016. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio decreased, due to lower yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated was 11.91% and 11.69% for the three-month periods ended March 31, 2017, and March 31, 2016, respectively.

Fee income was $3.5 million and $3.8 million for the three-month periods ended March 31, 2017 and March 31, 2016, respectively. Fee income included approximately $0.9 million and $1.0 million of net residual income for the three-month periods ended March 31, 2017 and March 31, 2016, respectively.

Fee income also included approximately $2.1 million and $2.4 million in late fee income for the three-month periods ended March 31, 2017 and March 31, 2016, respectively.

Fee income, as an annualized percentage of average total finance receivables, decreased 49 basis points to 1.77% for the three-month period ended March 31, 2017 from 2.26% for the same period in 2016. Late fees remained the largest component of fee income at 1.06% as an annualized percentage of average total finance receivables for the three-month period ended March 31, 2017, compared to 1.39% for the three-month period ended March 31, 2016. As an annualized percentage of average total finance receivables, net residual income was 0.43% for the three-month period ended March 31, 2017, compared to 0.60% for the three-month period ended March 31, 2016. The decrease is primarily due to lower income from lease renewals

Interest expense increased $0.6 million to $2.3 million, or 1.29% as an annualized percentage of average deposits for, the three-month period ended March 31, 2017, from $1.7 million, or 1.13% as an annualized percentage of average deposits, for the three-month period ended March 31, 2016. The increase was primarily due to an increase in rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 17 basis points to 1.17% for the three-month period ended March 31, 2017, from 1.00% for the same period in 2016. The average balance of deposits was $724.4 million and $601.7 million for the three-month periods ended March 31, 2017 and March 31, 2016, respectively.

There were no borrowings outstanding for each of the three months ended March 31, 2017, and March 31, 2016.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At March 31, 2017, brokered certificates of deposit represented approximately 56% of total deposits, while approximately 37% of total deposits were obtained from direct channels, and 7% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.1 million to $1.7 million for the three-month period ended March 31, 2017 from $1.6 million for the three-month period ended March 31, 2016, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size. For all annual and interim periods, second quarter 2016 and prior, income and expense related to insurance premiums written and earned, insurance policy fees, deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses is recorded within the “Insurance premiums written and earned” line on the Consolidated Statement of Operations. Effective third quarter 2016, on a prospective basis, only insurance premium written and earned was recorded to that line. Effective third quarter 2016, on a prospective basis, insurance policy fees were recorded to “Other income” and deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses were recorded in “General and administrative” expense.

Other income. Other income was $2.0 million and $0.5 million for the three-month periods ended March 31, 2017 and March 31, 2016, respectively. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties and gain on sale of leases, recognized as earned. The increase was primarily due to effective third quarter 2016, on a prospective basis, insurance policy fees of $0.4 million are recognized in the Consolidated Statements of Operations in “Other income” and for all previous quarters were recognized net in “Insurance premiums written and earned” as well as a $1.1 million increase of syndication related fees and increased gain on sale of leases.

Salaries and benefits expense. Salaries and benefits expense increased $1.2 million, or 14.6%, to $9.4 million for the three-month period ended March 31, 2017 from $8.2 million for the same period in 2016. The increase was primarily due to an increase in total personnel. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.71% for the three-month period ended March 31, 2017 compared with 4.83% for the same period in 2016. Total personnel increased to 330 at March 31, 2017 from 309 at March 31, 2016.

General and administrative expense. General and administrative expense increased $5.7 million, or 126.7%, to $10.2 million for the three months ended March 31, 2017 from $4.5 million for the same period in 2016. General and administrative expense as an annualized percentage of average total finance receivables was 5.10% for the three-month period ended March 31, 2017, compared to 2.63% for the three-month period ended March 31, 2016. Selected major components of general and administrative expense for the three-month period ended March 31, 2017 included $0.8 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.8 million of data processing expense, $0.5 million of marketing expense, $0.4 million of legal expense, $0.3 million of insurance related expenses which were recognized net in “Insurance premiums written and earned” in prior quarters, and a $4.2 million estimated charge for restitution expense in connection with MBB’s regulatory examination preliminary findings (See Note 7, Commitments and Contingencies, in the accompanying Notes to Consolidated Financial Statements). In comparison, selected major components of general and administrative expense for the three-month period ended March 31, 2016 included $0.8 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.5 million of data processing expense, and $0.5 million of marketing expense.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. There were no financing related costs for the three-month period ended March 31, 2017. There were less than $0.1 million for the three-month period ended March 31, 2016.

Provision for credit losses. The provision for credit losses increased $0.8 million, or 25.8%, to $3.9 million for the three months ended March 31, 2017 from $3.1 million for the same period in 2016, primarily due to growth in the portfolio. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

Net charge-offs were $3.1 million for the three-month periods ended March 31, 2017, compared to $2.3 million for the same period in 2016. The increase in charge-off rate is primarily due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.57% during the three-month period ended March 31, 2017, from 1.35% for the same period in 2016. The allowance for credit losses increased to approximately $11.7 million at March 31, 2017, an increase of $0.8 million from $10.9 million at December 31, 2016.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $0.5 million and $2.3 million was recorded for the three-month periods ended March 31, 2017 and March 31, 2016, respectively. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 24.1% and 38.9% for the three-month periods ended March 31, 2017 and March 31, 2016, respectively. The decrease was primarily due to a decrease in pretax income and, to a lesser extent, excess tax benefits pertaining to share-based payment arrangements were recognized in income tax expense instead of additional-paid-in-capital because of the adoption of ASU 2016-09.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $32.1 million, or 4.0%, to $828.8 million at March 31, 2017 from $796.7 million at December 31, 2016. We continue to monitor our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations.

The chart which follows provides our asset quality statistics for each of the three-month periods ended March 31, 2017 and March 31, 2016, and the year ended December 31, 2016:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2017	2016	2016
	(Dollars in thousands)

Allowance for credit losses, beginning of period	$10,937	$8,413	$8,413

Charge-offs	(3,674)	(2,818)	(12,387)
Recoveries	540	521	2,497

Net charge-offs	(3,134)	(2,297)	(9,890)

Provision for credit losses	3,884	3,075	12,414

Allowance for credit losses, end of period(1)	$11,687	$9,191	$10,937

Annualized net charge-offs to average total finance receivables (2)	1.57%	1.35%	1.37%

Allowance for credit losses to total finance receivables, end of period (2)	1.42%	1.31%	1.38%

Average total finance receivables (2)	$796,920	$679,252	$720,060
Total finance receivables, end of period (2)	$824,942	$699,672	$793,285

Delinquencies greater than 60 days past due	$4,729	$4,114	$4,137
Delinquencies greater than 60 days past due (3)	0.51%	0.52%	0.46%

Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	247.13%	223.41%	264.37%

Non-accrual leases and loans, end of period	$2,335	$2,352	$2,242
Renegotiated leases and loans, end of period	$798	$503	$769
Accruing leases and loans past due 90 days or more	$—	$—	$—

Interest income included on non-accrual leases and loans(4)	$37	$31	$207
Interest income excluded on non-accrual leases and loans(5)	$27	$30	$53

(1)	At March 31, 2017, December 31, 2016, and March 31, 2016 the allowance for credit losses allocated to loans was $0.9 million, $0.8 million, and less than $0.3 million, respectively.

(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percent of total minimum lease payments receivable for leases and as a percent of principal outstanding for loans.
(4)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.
(5)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

Net charge-offs for the three months ended March 31, 2017 were $3.1 million (1.57% of average total finance receivables on an annualized basis), compared to $2.7 million (1.40% of average total finance receivables on an annualized basis) for the three months ended December 31, 2016 and $2.3 million (1.35% of average total finance receivables on an annualized basis) for the three months ended March 31, 2016. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.51% at March 31, 2017 and 0.46% at December 31, 2016, compared to 0.52% at March 31, 2016. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of March 31, 2017, approximately 70% of our leases were one dollar purchase option leases, 30% were fair market value leases and less than 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of March 31, 2017, there were $26.7 million of residual assets retained on our Consolidated Balance Sheet, of which $22.5 million, or 84.3%, were related to copiers. As of December 31, 2016, there were $26.8 million of residual assets retained on our Consolidated Balance Sheet, of which $22.5 million, or 83.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of March 31, 2017 and December 31, 2016, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.9 million and $1.0 million of net residual income for the three-month periods ended March 31, 2017 and March 31, 2016, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.2 million and $1.3 million for the three-month periods ended March 31, 2017 and March 31, 2016, respectively.

The net loss on residual values disposed at end of term totaled approximately $0.3 million for each of the three-month periods ended March 31, 2017 and March 31, 2016. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the three-month periods ended March 31, 2017 and March 31, 2016, respectively.

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

Deposits issued by MBB represent our primary funding source for new originations, primarily through the issuance of FDIC insured deposits.

MBB also offers an FDIC-insured MMDA Product as another source of deposit funding. This product is offered through participation in a partner bank’s insured savings account product to clients of that bank. It is a brokered account with a variable interest rate, recorded as a single deposit account at MBB. Over time, MBB may offer other products and services to the Company’s customer base. MBB is a Utah state-chartered, Federal Reserve member commercial bank. As such, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

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

Banking institutions are subject to periodic reviews and examinations from banking regulators. In the first quarter of 2017, one of MBB’s regulatory agencies communicated preliminary findings in connection with the timing of certain aspects of payment application process in effect prior to February 2016 related to the assessment of late fees. The Company believes that the resolution of this matter will require the Company to pay restitution to customers. The Company estimated such restitution at $4.2 million, which was expensed and related liability established in the first quarter of 2017. However, the ultimate resolution of this matter could be materially different from the current estimate, including with respect to the timing, the exact amount of any required restitution or the possible imposition of any fines and penalties.

The Company declared a dividend of $0.14 per share on February 1, 2017. The quarterly dividend was paid on February 16, 2017 to shareholders of record on the close of business on February 6, 2017, which resulted in a dividend payment of approximately $1.8 million. It represented the Company’s twenty-second consecutive quarterly cash dividend.

At March 31, 2017, we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $75.7 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB.

Net cash used in investing activities was $44.0 million for the three-month period ended March 31, 2017, compared to net cash used in investing activities of $23.5 million for the three-month period ended March 31, 2016. The decrease in cash flows from investing activities is primarily due to $37.0 million more of purchases of equipment for direct financing lease contracts and funds used to originate loans partially offset by $16.7 million more of principal collections on leases and loans due to higher average finance receivables. Investing activities primarily relate to leasing activities.

Net cash provided by financing activities was $40.3 million for the three-month period ended March 31, 2017, compared to net cash provided by financing activities of $22.6 million for the three-month period ended March 31, 2016. The increase in cash flows from financing activities is primarily due to a $17.7 million increase in deposits. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $17.7 million for the three-month period ended March 31, 2017, compared to net cash provided by operating activities of $5.9 million for the three-month period ended March 31, 2016. Net cash provided by operating activities for the three-month period ended March 31, 2017 includes $8.9 million of proceeds from the sale of leases which represents cash received for leases which were originated by the Company and subsequently sold to third parties.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using FDIC- insured deposits issued through MBB. Total cash and cash equivalents available as of March 31, 2017 totaled $75.7 million, compared to $61.8 million at December 31, 2016.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of March 31, 2017 and December 31, 2016 totaled $9.1 million and $9.6 million, respectively.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at March 31, 2017 and December 31, 2016. Information pertaining to our borrowing facilities is as follows:

	For the Three Months Ended March 31, 2017				As of March 31, 2017
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate (2)	Outstanding	Rate (2)	Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000

	$25,000		$—	—%	$—	—%	$25,000

(1)	Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2017, MBB had $27.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.
(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $27.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $30.6 million of net investment in leases pledged at March 31, 2017.

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

Capital Adequacy. The Company and MBB operate under the Basel III capital adequacy standards adopted by the federal bank regulatory agencies effective on January 1, 2015. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). The requirements include a 6% minimum Tier 1 risk-based ratio (8% to be considered well-capitalized). Tier 1 Capital consists of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles. The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for credit losses on loans and leases, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities.

The capital standards require a minimum Tier 1 leverage ratio of 4%. The capital requirements also require a common equity Tier 1 risk-based capital ratio with a required minimum of 4.5% (6.5% to be considered well-capitalized). The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. MBB is subject to similar capital standards.

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

At March 31, 2017, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.04%, 15.65%, 15.65% and 16.90%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At March 31, 2017, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 17.41%, 18.37%, 18.37% and 19.63%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at March 31, 2017 was $132.5 million, which exceeds the regulatory threshold for “well capitalized” status.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to March 31, 2017

The Company declared a dividend of $0.14 per share on April 27, 2017. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.8 million, is scheduled to be paid on May 18, 2017 to shareholders of record on the close of business on May 8, 2017. It represents the Company’s twenty-third consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to scheduled maturities on our deposits, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of March 31, 2017 were as follows:

	Contractual Obligations as of March 31, 2017
	Certificates	Contractual
	of	Interest	Operating	Leased	Capital
Period Ending December 31,	Deposits (1)	Payments(2)	Leases	Facilities	Leases	Total
	(Dollars in thousands)
2017	$232,324	$4,855	$26	$1,154	$51	$238,410
2018	220,319	2,631	35	1,449	—	224,434
2019	122,382	1,187	35	1,412	—	125,016
2020	69,367	395	8	678	—	70,448
2021	41,587	7	—	—	—	41,594
Thereafter	2,525	—	—	—	—	2,525

Total	$688,504	$9,075	$104	$4,693	$51	$702,427

(1)	Money market deposit accounts are not included. As of March 31, 2017, money market deposit accounts totaled $51.3 million.
(2)	Includes interest on certificates of deposits and borrowings.

There were no off-balance sheet arrangements requiring disclosure at March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material impact on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

During the three months ended March 31, 2017, the Company did not repurchase any of its common stock under the 2014 Repurchase Plan in the open market.

In addition to the repurchases described above, pursuant to the 2014 Equity Plan, participants may have shares withheld to cover income taxes. There were 32,972 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Plan during the three-month period ended March 31, 2017, at an average cost of $23.97 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2016, and incorporated by reference herein.

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

Date: May 3, 2017