Form 10-Q
period 2017-09-30
MARLIN BUSINESS SERVICES CORP
filed 2017-10-30
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

Commission file number 000-50448

MARLIN BUSINESS SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3686388
(State of incorporation)	(I.R.S. Employer Identification Number)

300 Fellowship Road, Mount Laurel, NJ 08054

(Address of principal executive offices)

(Zip code)

(888) 479-9111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☑

At October 26, 2017, 12,508,989 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2017

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$5,297	$4,055
Interest-earning deposits with banks	77,640	57,702

Total cash and cash equivalents	82,937	61,757
Time deposits with banks	8,360	9,605
Securities available for sale (amortized cost of $12.0 million and $6.1 million at September 30, 2017 and December 31, 2016, respectively)	11,878	5,880
Net investment in leases and loans:
Net investment in leases and loans, excluding allowance for credit losses	900,934	807,654
Allowance for credit losses	(14,504)	(10,937)

Total net investment in leases and loans	886,430	796,717
Intangible assets	1,181	—
Goodwill	1,160	—
Property and equipment, net	4,295	3,495
Property tax receivables	7,416	5,296
Other assets	9,360	9,408

Total assets	$1,013,017	$892,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$806,954	$697,357
Other liabilities:
Sales and property taxes payable	5,604	2,586
Accounts payable and accrued expenses	23,835	14,809
Net deferred income tax liability	10,329	15,117

Total liabilities	846,722	729,869

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,530,707 and 12,572,114 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	125	126
Additional paid-in capital	83,393	83,505
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(82)	(138)
Retained earnings	82,861	78,798

Total stockholders’ equity	166,295	162,289

Total liabilities and stockholders’ equity	$1,013,017	$892,158

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per-share data)
Interest income	$22,363	$18,803	$64,461	$54,521
Fee income	3,780	3,944	11,055	11,747

Interest and fee income	26,143	22,747	75,516	66,268
Interest expense	3,000	2,055	7,952	5,604

Net interest and fee income	23,143	20,692	67,564	60,664
Provision for credit losses	5,680	3,137	13,878	8,880

Net interest and fee income after provision for credit losses	17,463	17,555	53,686	51,784

Other income:
Insurance premiums written and earned	1,817	1,567	5,274	4,759
Other income	1,785	1,065	6,160	2,013

Other income	3,602	2,632	11,434	6,772

Other expense:
Salaries and benefits	9,302	7,817	27,763	23,829
General and administrative	6,409	4,980	22,689	14,073
Financing related costs	—	17	—	85

Other expenses	15,711	12,814	50,452	37,987

Income before income taxes	5,354	7,373	14,668	20,569
Income tax expense	2,049	3,028	5,270	8,105

Net income	$3,305	$4,345	$9,398	$12,464

Basic earnings per share	$0.26	$0.35	$0.75	$1.00
Diluted earnings per share	$0.26	$0.35	$0.75	$1.00
Cash dividends declared per share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$3,305	$4,345	$9,398	$12,464

Other comprehensive income (loss):
Increase (decrease) in fair value of securities available for sale	38	28	90	200
Tax effect	(14)	(11)	(34)	(76)

Total other comprehensive income (loss)	24	17	56	124

Comprehensive income	$3,329	$4,362	$9,454	$12,588

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2015	12,410,899	$124	$81,703	$(2)	$(129)	$68,442	$150,138
Issuance of common stock	7,981	—	122	—	—	—	122
Repurchase of common stock	(22,673)	—	(330)	—	—	—	(330)
Exercise of stock options	6,880	—	71	—	—	—	71
Excess tax benefits from stock-based payment arrangements	—	—	(86)	—	—	—	(86)
Restricted stock grant, net of forfeitures	161,674	2	(2)	—	—	—	—
Stock-based compensation recognized	—	—	1,414	—	—	—	1,414
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	124	—	124
Net income	—	—	—	—	—	12,464	12,464
Cash dividends declared	—	—	—	—	—	(5,249)	(5,249)

Balance, September 30, 2016	12,564,761	$126	$82,892	$(2)	$(5)	$75,657	$158,668

Balance, December 31, 2016	12,572,114	126	83,505	(2)	(138)	78,798	162,289
Issuance of common stock	9,876	—	169	—	—	—	169
Repurchase of common stock	(119,672)	(1)	(2,981)	—	—	—	(2,982)
Exercise of stock options	39,416	—	487	—	—	—	487
Restricted stock grant, net of forfeitures	28,973	—	—	—	—	—	—
Stock-based compensation recognized	—	—	2,213	—	—	—	2,213
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	56	—	56
Net income	—	—	—	—	—	9,398	9,398
Cash dividends declared	—	—	—	—	—	(5,335)	(5,335)

Balance, September 30, 2017	12,530,707	$125	$83,393	$(2)	$(82)	$82,861	$166,295

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,398	$12,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,155	1,360
Stock-based compensation	2,213	1,414
Excess tax (benefits) deficit from stock-based payment arrangements	—	86
Provision for credit losses	13,878	8,880
Net deferred income taxes	(4,823)	(2,482)
Amortization of deferred initial direct costs and fees	8,242	6,275
Loss on equipment disposed	787	574
Gain on leases sold	(925)	(198)
Leases originated for sale	(2,687)	(625)
Proceeds from sale of leases originated for sale	2,732	627
Effect of changes in other operating items:
Other assets	(2,993)	(962)
Other liabilities	11,634	898

Net cash provided by operating activities	39,611	28,311

Cash flows from investing activities:
Net change in time deposits with banks	1,245	(1,739)
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(457,814)	(366,225)
Principal collections on leases and loans	315,021	265,450
Proceeds from sale of leases originated for investment	28,902	6,148
Security deposits collected, net of refunds	(348)	(549)
Proceeds from the sale of equipment	2,490	2,651
Acquisitions of property and equipment	(1,526)	(800)
Business combinations	(2,500)	—
Change in restricted interest-earning deposits with banks	—	216
Purchases of securities available for sale, net	(5,912)	525

Net cash (used in) investing activities	(120,442)	(94,323)

Cash flows from financing activities:
Net change in deposits	109,597	88,980
Issuances of common stock	169	122
Repurchases of common stock	(2,982)	(330)
Dividends paid	(5,260)	(5,249)
Exercise of stock options	487	71
Excess tax benefits (deficit) from stock-based payment arrangements	—	(86)

Net cash provided by financing activities	102,011	83,508

Net (decrease) increase in total cash and cash equivalents	21,180	17,496
Total cash and cash equivalents, beginning of period	61,757	60,129

Total cash and cash equivalents, end of period	$82,937	$77,625

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$7,142	$5,201
Net cash paid for income taxes	$9,873	$5,534
Leases transferred into held for sale from investment	$28,022	$5,953

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

On January 4, 2017, the Company completed the acquisition of Horizon Keystone Financial (“HKF”), an equipment leasing company which primarily identifies and sources lease and loan contracts for investor partners for a fee. With this acquisition, the Company will expand the current leasing business, grow annual originations and increase its presence in certain industry sectors. Additionally, the Company expects to leverage HKF’s valuable relationships with lenders and equipment vendors. The Company paid $2.5 million in cash for HKF and incurred an immaterial amount of acquisition-related cost for the acquisition. Cash settlement occurred on the date of acquisition. The Company performed an allocation of the purchase price with $1.2 million recorded to goodwill and $1.3 million recorded to intangible assets for vendor relationships, customer relationships, and the corporate trade name. See Note 6 for additional information regarding the identified intangible assets acquired.

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

During the second quarter of 2017, the Company identified that the sale of certain leases had been reported as cash flows from operating activities that should have been presented as investing activities. In addition, the Company also identified that the deferral of certain expenses associated with the cost of originating leases had been reported as an adjustment to operating cash flow rather than as an investing activity. The Company corrected the previously presented cash flows for these items and in doing so, the consolidated statement of cash flow for the nine-month period ended September 30, 2016 was adjusted to increase net cash flows from operating activities by $2.4 million and to decrease net cash flows used in investing activities by the same amount. The Company has evaluated the effect of this incorrect presentation, both qualitatively and quantitatively, on its previously filed consolidated financial statements and has collectively concluded that such effect is not material.

The accompanying unaudited condensed consolidated financial statements present the Company’s financial position at September 30, 2017 and the results of operations for the three-and nine-month periods ended September 30, 2017 and 2016, and cash flows for the nine-month periods ended September 30, 2017 and 2016. In Management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017. The consolidated results of operations for the three-and nine-month periods ended September 30, 2017 and 2016 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

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

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. Impairment is measured as the difference between the carrying amount and the estimated fair value of the asset.

Other income. Other income includes various administrative transaction fees, insurance policy fees, fees received from referral of leases to third parties and gain on sale of leases and servicing fee income, recognized as earned. Effective third quarter 2016, on a prospective basis, the insurance policy fees are recognized in the Consolidated Statements of Operations in “Other income” and for all previous annual and interim periods are recorded net in “Insurance premiums written and earned.” Selected major components of other income for the three-month period ended September 30, 2017 included $0.5 million of referral income, $0.5 million of insurance policy fees, and $0.5 million gain on the sale of leases and servicing fee income. In comparison, selected major components of other income for the three-month period ended September 30, 2016 included $0.1 million of referral income, $0.4 million of insurance policy fees, and $0.2 million gain on the sale of leases and servicing fee income. Selected major components of other income for the nine-month period ended September 30, 2017 included $2.2 million of referral income, $1.4 million of insurance policy fees, and $1.5 million gain on the sale of leases and servicing fee income. In comparison, selected major components of other income for the nine-month period ended September 30, 2016 included $0.4 million of referral income, $0.4 million of insurance policy fees, and $0.3 million gain on the sale of leases and servicing fee income.

There have been no other significant changes to our Critical Accounting Policies as described in our 2016 Annual Report on Form 10-K.

Recently Issued Accounting Standards.

In September 2017, the FASB Accounting Standards Update 2017-13, Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The Accounting Standards Codification is amended as described in paragraphs 2–20 of the guidance.

Stock-Based Compensation. In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of modifications unless all the following are met: 1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company will apply the amendments in this ASU prospectively to each period presented, when applicable. The Company is evaluating the impact of this new requirement on the consolidated statement of operations, balance sheet and cash flows of the Company.

Other Income. In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and

Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. The amendments in this ASU also clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the amendments in this ASU prospectively to each period presented, when applicable. The Company is evaluating the impact of this new requirement on the consolidated statement of operations, balance sheet and cash flows of the Company.

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective, as a result of ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company expects to adopt the revenue recognition guidance on January 1, 2018 using the modified retrospective approach. A significant amount of the Company’s revenues is derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to other income, the Company is in the process of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is expecting to develop processes and procedures during the fourth quarter of 2017 to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date.

Recently Adopted Accounting Standards.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU, which was adopted by the Company on January 1, 2017, simplifies the accounting for several aspects of share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes which impacted the Company included a requirement that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized within income tax expense line instead of additional paid in capital. The Company elected to adopt these changes on a prospective basis. Additionally, the ASU no longer requires a presentation of excess tax benefits and deficiencies related to the vesting and exercise of share-based compensation as both an operating outflow and financing inflow on the statement of cash flows. Adoption of this ASU did not have a material impact on our results of operations or financial position

NOTE 3 – Investments

Available for sale investments are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity unless management determines that an investment is other-than-temporarily impaired (OTTI). The amortized cost and estimated fair value of investments, with gross unrealized gains and losses, were as follows as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities Available for Sale
Asset-backed securities (“ABS”)	$6,059	$7	$(35)	$6,031
Municipal securities	$2,420	$—	$(2)	$2,418
Mutual fund	$3,534	$—	$(105)	$3,429

Total securities available for sale	$12,013	$7	$(142)	$11,878

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities Available for Sale
ABS	$—	$—	$—	$—
Municipal securities	$2,625	$—	$(97)	$2,528
Mutual fund	$3,479	$—	$(127)	$3,352

Total securities available for sale	$6,104	$—	$(224)	$5,880

The following tables present the aggregate amount of unrealized losses on securities in the Company’s available-for-sale investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale:
ABS	$(35)	$4,015	$—	$—	$(35)	$4,015
Municipal securities	$(2)	$2,418	$—	$—	$(2)	$2,418
Mutual fund	$—	$—	$(105)	$3,429	$(105)	$3,429

Total debt securities available for sale	$(37)	$6,433	$(105)	$3,429	$(142)	$9,862

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale:
ABS	$—	$—	$—	$—	$—	$—
Municipal securities	$(97)	$2,528	$—	$—	$(97)	$2,528
Mutual fund	$—	$—	$(127)	$3,352	$(127)	$3,352

Total debt securities available for sale	$(97)	$2,528	$(127)	$3,352	$(224)	$5,880

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities available for sale at September 30, 2017, by remaining contractual maturity, with the exception of ABS and municipal securities, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties:

	1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
	(Dollars in thousands)
Amortized Cost:
Available for Sale:
ABS	$—	$4,043	$1,014	$1,002	$6,059
Municipal securities	$—	$20	$1,442	$958	$2,420

Total debt securities available for sale	$—	$4,063	$2,456	$1,960	$8,479

Estimated fair value	$—	$4,054	$2,449	$1,909	$8,412
Weighted-average yield, GAAP basis	—	1.96%	2.40%	1.97%	2.09%

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses is recorded in other comprehensive income, net of taxes. The Company did not recognize any OTTI in earnings related to its investment securities for the three-and-nine months ended September 30, 2017 and September 30, 2016.

NOTE 4 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Minimum lease payments receivable	$957,406	$867,806
Estimated residual value of equipment	26,839	26,790
Unearned lease income, net of initial direct costs and fees deferred	(127,376)	(115,158)
Security deposits	(1,145)	(1,493)
Commercial loans, net of origination costs and fees deferred
Funding Stream	26,410	19,870
Other(1)	18,800	9,839

Total commercial loans	45,210	29,709
Allowance for credit losses	(14,504)	(10,937)

	$886,430	$796,717

(1)	Other loans are comprised of commercial loans and other loans originated by MBB to satisfy its obligations under the Community Reinvestment Act of 1977.

At September 30, 2017, $35.1 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

In the third quarter of 2017 the Company booked additional reserves for estimated inherent credit losses of $0.5 million based on our assessment of information available as of September 30, 2017 on our lease portfolio’s exposure to those geographic areas most impacted by Hurricane Harvey and Hurricane Irma in August 2017 and September 2017, respectively. Marlin estimates that it has approximately $60.2 million in net investment in leases outstanding in the areas most affected by Hurricane Harvey and Hurricane Irma. The longer term impact of these hurricanes on the economy in the impacted region remains uncertain.

Initial direct costs net of fees deferred were $16.4 million and $13.9 million as of September 30, 2017 and December 31, 2016, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs net of fees deferred were $0.7 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At September 30, 2017 and December 31, 2016, $22.7 million and $22.5 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of September 30, 2017:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2017	$103,097	$19,437
2018	352,442	56,185
2019	246,046	31,253
2020	151,821	14,570
2021	78,673	5,099
Thereafter	25,327	832

	$957,406	$127,376

As of September 30, 2017 and December 31, 2016, the Company maintained total finance receivables which were on a non-accrual basis of $3.0 million and $2.2 million, respectively. As of September 30, 2017 and December 31, 2016, there were less than $0.1 million and $0.1 million of commercial loans on a non-accrual basis, respectively. As of September 30, 2017 and December 31, 2016, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $2.5 million and $0.8 million, respectively. As of September 30, 2017 and December 31, 2016 there were $0.1 million of commercial loans that had been renegotiated. (See Note 5 for income recognition on leases and loans and additional asset quality information.)

NOTE 5 – Allowance for Credit Losses

In accordance with the Contingencies and Receivables Topics of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The table which follows provides activity in the allowance for credit losses and asset quality statistics.

		Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
		2017	2016	2017	2016	2016
		(Dollars in thousands)
Allowance for credit losses, beginning of period		$12,559	$9,430	$10,937	$8,413	$8,413

Charge-offs		(4,368)	(3,062)	(12,111)	(9,060)	(12,387)
Recoveries		633	568	1,800	1,840	2,497

Net charge-offs		(3,735)	(2,494)	(10,311)	(7,220)	(9,890)

Provision for credit losses		5,680	3,137	13,878	8,880	12,414

Allowance for credit losses, end of period	(1)	$14,504	$10,073	$14,504	$10,073	$10,937

Annualized net charge-offs to average total finance receivables	(2)	1.73%	1.36%	1.65%	1.36%	1.37%
Allowance for credit losses to total finance receivables, end of period	(2)	1.64%	1.33%	1.64%	1.33%	1.38%
Average total finance receivables	(2)	$862,718	$732,346	$831,718	$705,879	$720,060
Total finance receivables, end of period	(2)	$883,778	$756,144	$883,778	$756,144	$793,285
Delinquencies greater than 60 days past due		$6,157	$3,885	$6,157	$3,885	$4,137
Delinquencies greater than 60 days past due	(3)	0.61%	0.45%	0.61%	0.45%	0.46%
Allowance for credit losses to delinquent accounts greater than 60 days past due	(3)	235.57%	259.28%	235.57%	259.28%	264.37%
Non-accrual leases and loans, end of period		$2,950	$2,022	$2,950	$2,022	$2,242
Renegotiated leases and loans, end of period	(4)	$2,543	$350	$2,543	$350	$769

(1)	At September 30, 2017, December 31, 2016, and September 30, 2016 the allowance for credit losses allocated to Funding Stream loans was $1.1 million, $0.8 million, and $0.7 million, respectively.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percentage of total minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(4)	As of September 30, 2017, there were $1.6 million of restructures due to Hurricane Harvey and Hurricane Irma.

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At September 30, 2017, December 31, 2016 and September 30, 2016, there were no finance receivables past due 90 days or more and still accruing.

Funding Stream loans are generally placed in non-accrual status when they are 30 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management.

Net charge-offs for the three-month period ended September 30, 2017 were $3.7 million (1.73% of average total finance receivables on an annualized basis), compared to $3.4 million (1.65% of average total finance receivables on an annualized basis) for the three-month period ended June 30, 2017 and $2.5 million (1.36% of average total finance receivables on an annualized basis) for the three-month period ended September 30, 2016.

NOTE 6 – Goodwill and Intangible Assets

Goodwill

As a result of the HKF acquisition on January 4, 2017, the Company recorded goodwill of $1.2 million as of September 30, 2017, which represents the excess purchase price over the Company’s fair value of the assets acquired. The recorded goodwill is not amortizable but is deductible for tax purposes. The purchase price allocation was finalized in the third quarter of 2017 and no changes made to the preliminary valuations were recorded. Impairment testing will be performed in the fourth quarter of each year and more frequently as warranted in accordance with the applicable accounting guidance. There was no impairment recorded during the nine-month period ended September 30, 2017.

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2017 are as follows:

(Dollars in thousands)	Total Company
Balance at December 31, 2016	$—
Acquisition of HKF on January 4, 2017	1,160

Balance at September 30, 2017	$1,160

Intangible assets

The Company had no intangible assets at December 31, 2016.

During the first quarter of 2017, in connection with the acquisition of HKF, the Company acquired certain definite-lived intangible assets with a total cost of $1.3 million and a weighted average amortization period of 8.7 years. The Company had no indefinite-lived intangible assets at September 30, 2017.

The following table presents details of the Company’s intangible assets as of September 30, 2017:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Lender relationships	3 years	$360	$90	$270
Vendor relationships	11 years	920	63	857
Corporate trade name	7 years	60	6	54

		$1,340	$159	$1,181

There was no impairment of these assets in 2017. Amortization related to the Company’s definite lived intangible assets was $0.2 million for the nine-month period ended September 30, 2017. The Company expects the amortization expense for the next five years will be as follows:

(Dollars in thousands)
2018	$212
2019	212
2020	92
2021	92
2022	92

NOTE 7 – Other Assets

Other assets are comprised of the following:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Accrued fees receivable	$3,002	$2,762
Prepaid expenses	1,461	2,201
Federal Reserve Bank Stock	1,711	1,711
Other	3,186	2,734

	$9,360	$9,408

NOTE 8 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution Community Development Financial Institution (“CDFI”) organization. The CDFI serves as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents, helping the Bank meet its Community Reinvestment Act (“CRA”) obligations. Currently, MBB receives approximately 1.2% participation in each funded loan which is collateral for the loan issued to the CDFI under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At September 30, 2017, MBB had an unfunded commitment of $0.8 million for this activity. Unless renewed prior to termination, MBB’s one-year commitment to the CDFI will expire in September 2018.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Banking institutions are subject to periodic reviews and examinations from banking regulators. In the first quarter of 2017, one of MBB’s regulatory agencies communicated preliminary findings in connection with the timing of certain aspects of payment application process in effect prior to February 2016 related to the assessment of late fees. The Company believes that the resolution of this matter will require the Company to pay restitution to customers. The Company estimated such restitution at $4.2 million, which was expensed and related liability was recorded in the first quarter of 2017. However, the ultimate resolution of this matter could be materially different from the current estimate, including with respect to the timing, the exact amount of any required restitution or the possible imposition of any fines and penalties.

As of September 30, 2017, the Company leases all eight of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Denver, Colorado; Plymouth, Michigan; and Philadelphia, Pennsylvania. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of September 30, 2017:

	Future Minimum Lease Payment Obligations
Period Ending December 31,	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2017	$28	$405	$433
2018	112	1,489	1,601
2019	112	1,447	1,559
2020	112	686	798
2021	65	—	65

Total minimum lease payments	$429	$4,027	$4,456

Less: amount representing interest	(18)

Present value of minimum lease payments	$411

Rent expense was $0.8 million for each of the nine-month periods ended September 30, 2017 and September 30, 2016.

NOTE 9 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of September 30, 2017, money market deposit accounts totaled $36.9 million.

As of September 30, 2017, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
2017	$84,627
2018	307,583
2019	197,288
2020	95,197
2021	60,400
Thereafter	24,918

Total	$770,013

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at September 30, 2017 was 1.52%.

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

The Company’s balances measured at fair value on a recurring basis include the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)
Assets
ABS	$—	$6,030	$—	$—
Municipal securities	—	2,418	—	2,528
Mutual fund	3,430	—	3,352	—

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments that are not recorded on the consolidated balance sheet at fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$82,937	$82,937	$61,757	$61,757
Time deposits with banks	8,360	8,339	9,605	9,614
Loans, net of allowance	44,129	44,279	28,949	29,128
Financial Liabilities
Deposits	$806,954	$802,762	$697,357	$694,721

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of September 30, 2017 and December 31, 2016, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

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

Loans

The loan balances are comprised of three types of loans. Loans made as a member bank in a non-profit, multi-financial institution CDFI serve as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at September 30, 2017 and December 31, 2016 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans is estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

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

NOTE 11 – Earnings Per Share

The Company’s restricted stock awards are paid non-forfeitable common stock dividends and thus meet the criteria of participating securities. Accordingly, earnings per share (“EPS”) has been calculated using the two-class method, under which earnings are allocated to both common stock and participating securities.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$3,305	$4,345	$9,398	$12,464
Less: net income allocated to participating securities	(80)	(136)	(241)	(366)

Net income allocated to common stock	$3,225	$4,209	$9,157	$12,098

Weighted average common shares outstanding	12,527,182	12,543,818	12,551,334	12,507,898
Less: Unvested restricted stock awards considered participating securities	(306,801)	(397,091)	(325,759)	(373,081)

Adjusted weighted average common shares used in computing basic EPS	12,220,381	12,146,727	12,225,575	12,134,817

Basic EPS	$0.26	$0.35	$0.75	$1.00

Diluted EPS
Net income allocated to common stock	$3,225	$4,209	$9,157	$12,098

Adjusted weighted average common shares used in computing basic EPS	12,220,381	12,146,727	12,225,575	12,134,817
Add: Effect of dilutive stock options	37,541	10,629	29,260	8,025

Adjusted weighted average common shares used in computing diluted EPS	12,257,922	12,157,356	12,254,835	12,142,842

Diluted EPS	$0.26	$0.35	$0.75	$1.00

For the three-month periods ended September 30, 2017 and September 30, 2016, outstanding stock-based compensation awards in the amount of 114,084 and 21,789, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

For the nine-month periods ended September 30, 2017 and September 30, 2016, outstanding stock-based compensation awards in the amount of 91,068 and 8,829, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

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

During the three-month period ended September 30, 2017, the Company did not repurchase any of its common stock under the 2017 Repurchase Plan in the open market. During the nine-month period ended September 30, 2017, the Company purchased 58,914 shares of its common stock under the 2014 Repurchase Plan at an average cost of $25.09 per share. During the nine-month period ended September 30, 2017, the Company purchased 23,490 shares of its common stock under the 2017 Repurchase Plan at an average cost of $25.54 per share. During the three- and nine-month periods ended September 30, 2016, the Company did not repurchase any of its common stock under the 2014 Repurchase Plan in the open market. At September 30, 2017, the Company had $9.4 million remaining in the 2017 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. There were 3,660 and 37,268 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during each of the three- and nine-month periods ended September 30, 2017, at average per-share costs of $26.73 and $24.26, respectively. There were 735 and 22,673 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during the three- and nine-month periods ended September 30, 2016, at average per-share costs of $17.98 and $14.56, respectively.

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

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at September 30, 2017 was $131.1 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At September 30, 2017, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at September 30, 2017.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	16.24%	$164,209	4%	$40,453	5%		$50,566
Marlin Business Bank	13.64%	$131,060	5%	$48,055	5%		$48,055
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	17.64%	$164,209	4.5%	$41,880	6.5%		$60,494
Marlin Business Bank	14.38%	$131,060	6.5%	$59,236	6.5%		$59,236
Tier 1 Risk-based Capital
Marlin Business Services Corp.	17.64%	$164,209	6%	$55,841	8%		$74,454
Marlin Business Bank	14.38%	$131,060	8%	$72,906	8%		$72,906
Total Risk-based Capital
Marlin Business Services Corp.	18.90%	$175,878	8%	$74,454	10%		$93,068
Marlin Business Bank	15.64%	$142,489	15%	$136,700	10	%(1)	$91,133

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 15.64% at September 30, 2017 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 13 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options, restricted stock units or restricted stock awards is 1,200,000 with not more than 1,000,000 of such shares available for issuance as restricted stock awards. There were 405,094 shares available for future awards under the 2014 Plan as of September 30, 2017, of which 317,179 shares were available to be issued as restricted stock awards.

Total stock-based compensation expense was $0.7 million and $0.4 million for the three-month periods ended September 30, 2017 and September 30, 2016, respectively. Total stock-based compensation expense was $2.2 million and $1.4 million for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively. Excess tax benefits from stock-based payment arrangements was $0.4 million for the nine-month period ended September 30, 2017. An excess tax deficit from stock-based payment arrangements increased cash provided by operating activities and decreased cash provided by financing activities by $0.1 million for the nine-month period ended September 30, 2016.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have seven year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company and may provide for accelerated vesting if there is a change in control as defined in the Equity Compensation Plans. Employee stock options generally vest over three to four years. The Company may also issues stock options to non-employee independent directors.

There were no stock options and 115,883 stock options granted during the three-month and nine-month periods ended September 30, 2017, respectively. There were no stock options granted during the three-month and nine-month periods ended September 30, 2016. The fair value of stock options granted during the nine-month period ended September 30, 2017 was $6.56 and was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

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

A summary of option activity for the nine-month period ended September 30, 2017 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2016	41,640	$12.37
Granted	115,883	25.75
Exercised	(39,416)	12.37
Forfeited	(6,022)	20.82
Expired	—	—

Outstanding, September 30, 2017	112,085	25.75

The Company recognized $0.1 million of compensation expense related to options during both of the three and nine-month periods ended September 30, 2017. The Company did not recognize compensation expense related to options during both of the three and nine-month periods ended September 30, 2016.

There were no stock options exercised during the three-month period ended September 30, 2017. There were 3,425 stock options exercised during the three-month periods ended September 30, 2016. The total pretax intrinsic values of stock options exercised were less than $0.1 million for the three-month period ended September 30, 2016.

The total pretax intrinsic values of stock options exercised were $0.4 million and $0.1 million for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2017:

Options Outstanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$25.75	112,085	6.5	$25.75	$336	—	—	$—	$—

	112,085	6.5	$25.75	$336	—	—	$—	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $28.75 as of September 30, 2017, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2017, the total future compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations was $0.6 million.

Restricted Stock Awards

The Company’s restricted stock awards provide that, during the applicable vesting periods, the shares awarded may not be sold or transferred by the participant. The vesting period for restricted stock awards generally ranges from three to seven years. All awards issued contain service conditions based on the participant’s continued service with the Company and may provide for accelerated vesting if there is a change in control as defined in the Equity Compensation Plans.

The vesting of certain restricted shares may be accelerated to a minimum of three years based on achievement of various individual performance measures. Acceleration of expense for awards based on individual performance factors occurs when the achievement of the performance criteria is determined.

Of the total restricted stock awards granted during the nine-month period ended September 30, 2017, no shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2016 and 2017 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the nine-month period ended September 30, 2017:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2016	396,518	$16.07
Granted	43,208	25.36
Vested	(119,952)	16.14
Forfeited	(14,235)	16.39

Outstanding at September 30, 2017	305,539	17.34

During the three-month periods ended September 30, 2017 and September 30, 2016, the Company granted restricted stock awards with grant-date fair values totaling $0.3 million and $0.4, respectively. During the nine-month periods ended September 30, 2017 and September 30, 2016, the Company granted restricted stock awards with grant-date fair values totaling $1.1 million and $2.8 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.3 million of compensation expense related to restricted stock for both three-month periods ended September 30, 2017 and September 30, 2016. The Company recognized $1.5 million and $1.4 million of compensation expense related to restricted stock for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively.

Of the $1.5 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2017, approximately $0.5 million related to accelerated vesting during the first quarter of 2017, based on achievement of certain performance criteria determined annually. Of the $1.4 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2016, approximately $0.4 million related to accelerated vesting during the first quarter of 2016, which was also based on the achievement of certain performance criteria determined annually.

As of September 30, 2017, there was $3.6 million of unrecognized compensation cost related to non-vested restricted stock compensation

scheduled to be recognized over a weighted average period of 3.7 years. In the event individual performance targets are achieved, $0.7 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 0.9 years. In addition, certain of the awards granted may result in the issuance of 30,513 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended September 30, 2017 and September 30, 2016 was $0.3 million and $0.1 million, respectively. The fair value of shares that vested during the nine-month periods ended September 30, 2017 and September 30, 2016 was $2.9 million and $0.9 million, respectively.

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

The following tables summarize restricted stock unit activity for the nine-month period ended September 30, 2017:

Performance-based & market-based RSUs	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	120,000	$9.47
Granted	71,032	23.65
Forfeited	(7,934)	13.44
Converted	—	—
Cancelled due to non-achievement of market condition	—	—

Outstanding at September 30, 2017	183,098	14.80

Service-based RSUs
Outstanding at December 31, 2016	—	$—
Granted	29,504	25.75
Forfeited	(967)	25.75
Converted	—	—

Outstanding at September 30, 2017	28,537	25.75

The weighted average grant-date fair value of RSUs with market based vesting conditions granted during the nine-month period ended September 30, 2017 was $13.32 per unit. The weighted average grant date fair value of these market based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

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

There were no RSUs granted during the three-month period ended September 30, 2017. During the three-month period ended September 30, 2016, the Company granted RSUs with grant-date fair values totaling $1.1 million. During the nine-month periods ended September 30, 2017 and September 30, 2016, the Company granted RSUs with grant-date fair values totaling $2.4 million and $1.1 million, respectively. The Company recognized $0.3 million and less than $0.1 million of compensation expense related to RSUs for the three-month periods ended September 30, 2017 and September 30, 2016, respectively. The Company recognized $0.6 million and less than $0.1 million of compensation expense related to RSUs for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively. As of September 30, 2017, there was $2.8 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 2.4 years based on the most probable performance assumptions. In the event maximum performance targets are achieved, an additional $1.5 million of compensation cost would be recognized over a weighted average period of 2.3 years and may result in the conversion of 57,098 additional units into shares of common stock.

NOTE 14 – Subsequent Events

The Company declared a dividend of $0.14 per share on October 26, 2017. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.8 million, is scheduled to be paid on November 16, 2017 to shareholders of record on the close of business on November 6, 2017. It represents the Company’s twenty-fifth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

As previously disclosed in the Company’s Form 8-K filed on October 13, 2017, the Company announced that Edward J. Siciliano is resigning from his position as Executive Vice President and Chief Operating Officer. In connection with his resignation, the Company and Mr. Siciliano have entered into a separation and general release agreement dated October 13, 2017. Under the separation and general release agreement, Mr. Siciliano’s employment with the Company will terminate on October 13, 2017. The Company anticipates a fourth quarter 2017 after-tax charge of approximately $0.6 million due to a cash severance payment as defined by the separation and general release agreement.

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

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2017, our lease portfolio consisted of 90,070 accounts with an average original term of 48 months and average original transaction size of approximately $16,000.

MBB offers a flexible loan program called Funding Stream. Funding Stream is tailored to the small business market to provide customers a convenient, hassle free alternative to traditional lenders and access to capital to help grow their businesses. As of September 30, 2017, the Company had approximately $26.4 million, not including the allowance for credit losses allocated to loans of $1.1 million, of small business loans on the balance sheet. Generally, these loans range from $5,000 to $150,000, have flexible 6 to 24 month terms, and have automated daily, weekly, and monthly payback. Small business owners can apply online, in ten minutes or less, on www.Fundingstream.com. Approved borrowers can receive funds in as little as two days.

At September 30, 2017, we had $1,013.0 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $886.4 million at September 30, 2017.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and other expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended September 30, 2017, our annualized net credit losses were 1.73% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date. In the third quarter of 2017 we booked an additional reserve for credit losses of $0.5 million based on our assessment of our lease portfolio’s exposure to those geographic areas most impacted by Hurricane Harvey and Hurricane Irma in August 2017 and September 2017, respectively.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 70% of our lease portfolio at September 30, 2017 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits and money market demand accounts raised nationally by MBB, opened in 2008.

We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. In the future MBB may elect to offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions. As of September 30, 2017, total MBB deposits were $807.0 million, compared to $697.4 million at December 31, 2016. We had no outstanding secured borrowings as of both September 30, 2017 and December 31, 2016.

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

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2017 and September 30, 2016

Net income. Net income of $3.3 million was reported for the three-month period ended September 30, 2017, resulting in diluted EPS of $0.26, compared to net income of $4.3 million and diluted EPS of $0.35 for the three-month period ended September 30, 2016. During the quarter ended September 30, 2017, the Company increased its credit reserves and insurance reserves for estimated inherent losses by an additional $0.5 million and $0.4 million, respectively, based on its initial assessments of exposure to geographic areas significantly impacted by Hurricane Harvey and Hurricane Irma. The impact of this increase in reserves was a reduction of approximately $0.6 million in net income and $0.05 in net income per diluted share for the quarter ended September 30, 2017.

Return on average assets was 1.31% for the three-month period ended September 30, 2017, compared to a return of 2.05% for the three-month period ended September 30, 2016. Return on average equity was 8.01% for the three-month period ended September 30, 2017, compared to a return of 11.10% for the three-month period ended September 30, 2016.

Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2017 increased 17.8% to $862.7 million, compared to $732.3 million for the three-month period ended September 30, 2016. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at September 30, 2017 was $886.4 million, an increase of $89.7 million, or 11.3%, from $796.7 million at December 31, 2016.

During the three months ended September 30, 2017, we generated 7,447 new leases with equipment cost of $133.6 million, compared to 6,606 new leases with equipment cost of $117.9 million generated for the three months ended September 30, 2016. Approval rates remained constant at 56% for each of the quarters ended September 30, 2017 and ended September 30, 2016.

For the three-month period ended September 30, 2017 compared to the three-month period ended September 30, 2016, net interest and fee income increased $2.4 million, or 11.6%, primarily due to a $3.6 million increase in interest income, partially offset by a $1.0 million increase in interest expense. The provision for credit losses increased $2.6 million, or 83.9%, to $5.7 million for the three-month period ended September 30, 2017 from $3.1 million for the corresponding period in 2016, due to increased delinquency and charge-offs and to a lesser extent growth in the portfolio, and an additional $0.5 million for estimated inherent credit losses from the areas hardest hit by Hurricane Harvey and Hurricane Irma.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2017 and September 30, 2016.

	Three Months Ended September 30,
	2017			2016
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$91,962	$240	1.04%	$78,907	$48	0.25%
Time Deposits	8,360	25	1.20	9,107	28	1.21
Restricted interest-earning deposits with banks	—	—	—	18	—	0.11
Securities available for sale	10,624	44	1.67	6,120	34	2.22
Net investment in leases(3)	820,151	19,550	9.53	713,413	17,361	9.73
Loans receivable(3)	42,567	2,504	23.53	18,933	1,332	28.13

Total interest-earning assets	973,664	22,363	9.18	826,498	18,803	9.10

Non-interest-earning assets:
Cash and due from banks	2,830			2,532
Intangible assets	1,216			—
Goodwill	1,160			—
Property and equipment, net	4,437			3,718
Property tax receivables	9,503			5,356
Other assets(4)	13,530			11,284

Total non-interest-earning assets	32,676			22,890

Total assets	$1,006,340			$849,388

Interest-bearing liabilities:
Certificate of Deposits(5)	$765,873	$2,866	1.50%	610,912	$1,971	1.29%
Money Market Deposits(5)	40,334	134	1.33	52,027	84	0.64

Total interest-bearing liabilities	806,207	3,000	1.49	662,939	2,055	1.24

Non-interest-bearing liabilities:
Sales and property taxes payable	6,125			5,882
Accounts payable and accrued expenses	16,092			8,144
Net deferred income tax liability	12,892			15,907

Total non-interest-bearing liabilities	35,109			29,933

Total liabilities	841,316			692,872
Stockholders’ equity	165,024			156,516

Total liabilities and stockholders’ equity	$1,006,340			$849,388

Net interest income		$19,363			$16,748
Interest rate spread(6)			7.69%			7.86%
Net interest margin(7)			7.95%			8.11%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.77%			124.67%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended September 30, 2017 Compared To Three Months Ended September 30, 2016
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$9	$183	$192
Time Deposits	(2)	(1)	(3)
Securities available for sale	20	(10)	10
Net investment in leases	2,551	(362)	2,189
Loans receivable	1,422	(250)	1,172
Total interest income	3,378	182	3,560

Interest expense:
Certificate of Deposits	549	346	895
Money Market Deposits	(23)	73	50
Total interest expense	490	455	945

Net interest income	2,934	(319)	2,615

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended September 30, 2017 and September 30, 2016.

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Interest income	$22,363	$18,803
Fee income	3,780	3,944

Interest and fee income	26,143	22,747
Interest expense	3,000	2,055

Net interest and fee income	$23,143	$20,692

Average total finance receivables(1)	$862,718	$732,346

Annualized percent of average total finance receivables:
Interest income	10.37%	10.27%
Fee income	1.75	2.15

Interest and fee income	12.12	12.42
Interest expense	1.39	1.12

Net interest and fee margin	10.73%	11.30%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $2.4 million, or 11.6%, to $23.1 million for the three months ended September 30, 2017 from $20.7 million for the three months ended September 30, 2016. The annualized net interest and fee margin decreased 57 basis points to 10.73% in the three-month period ended September 30, 2017 from 11.30% for the corresponding period in 2016.

Interest income, net of amortized initial direct costs and fees, was $22.4 million and $18.8 million for the three-month periods ended September 30, 2017 and September 30, 2016, respectively. Average total finance receivables increased $130.4 million, or 17.8%, to $862.7 million at September 30, 2017 from $732.3 million at September 30, 2016. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio increased, due to higher yields on the new leases and loans compared to the yields on the leases and loans repaying. The weighted average implicit interest rate on new finance receivables originated was 12.23% and 11.70% for the three-month periods ended September 30, 2017, and September 30, 2016, respectively.

Fee income was $3.8 million and $3.9 million for the three-month periods ended September 30, 2017 and September 30, 2016, respectively. Fee income included approximately $0.9 million and $1.1 million of net residual income for the three-month periods ended September 30, 2017 and September 30, 2016, respectively.

Fee income also included approximately $2.3 million and $2.4 million in late fee income for the three-month periods ended September 30, 2017 and September 30, 2016, respectively.

Fee income, as an annualized percentage of average total finance receivables, decreased 40 basis points to 1.75% for the three-month period ended September 30, 2017 from 2.15% for the corresponding period in 2016. Late fees remained the largest component of fee income at 1.07% as an annualized percentage of average total finance receivables for the three-month period ended September 30, 2017, compared to 1.29% for the three-month period ended September 30, 2016. As an annualized percentage of average total finance receivables, net residual income was 0.43% for the three-month period ended September 30, 2017, compared to 0.58% for the three-month period ended September 30, 2016.

Interest expense increased $0.9 million to $3.0 million, or 1.49% as an annualized percentage of average deposits, for the three-month period ended September 30, 2017, from $2.1 million, or 1.24% as an annualized percentage of average deposits, for the three-month period ended September 30, 2016. The increase was primarily due to an increase in the rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 27 basis points to 1.39% for the three-month period ended September 30, 2017, from 1.12% for the corresponding period in 2016. The average balance of deposits was $806.2 million and $662.9 million for the three-month periods ended September 30, 2017 and September 30, 2016, respectively.

There were no borrowings outstanding for each of the three-month periods ended September 30, 2017, and September 30, 2016.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September 30, 2017, brokered certificates of deposit represented approximately 55% of total deposits, while approximately 40% of total deposits were obtained from direct channels, and 5% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.2 million to $1.8 million for the three-month period ended September 30, 2017 from $1.6 million for the three-month period ended September 30, 2016, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size. For all annual and interim periods, second quarter 2016 and prior, income and expense related to insurance premiums written and earned, insurance policy fees, deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses is recorded within the “Insurance premiums written and earned” line on the Consolidated Statement of Operations. Effective third quarter 2016, on a prospective basis, only insurance premiums written and earned were recorded to that line. Effective third quarter 2016, on a prospective basis, insurance policy fees were recorded to “Other income” and deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses were recorded in the “General and administrative” expense line.

Other income. Other income was $1.8 million and $1.1 million for the three-month periods ended September 30, 2017 and September 30, 2016, respectively. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties, and gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the three-month period ended September 30, 2017 included $0.5 million of referral income, $0.5 million of insurance policy fees, and $0.5 million gain on the sale of leases and servicing fee income. In comparison, selected major components of other income for the three-month period ended September 30, 2016 included $0.1 million of referral income, $0.4 million of insurance policy fees, and $0.2 million gain on the sale of leases and servicing fee income.

Salaries and benefits expense. Salaries and benefits expense increased $1.5 million, or 19.2%, to $9.3 million for the three-month period ended September 30, 2017 from $7.8 million for the corresponding period in 2016. The increase was primarily due to an increase in total personnel and increased compensation related to increased origination volume. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.31% for the three-month period ended September 30, 2017 compared with 4.27% for the corresponding period in 2016. Total personnel increased to 331 at September 30, 2017 from 318 at September 30, 2016.

General and administrative expense. General and administrative expense increased $1.4 million, or 28.0%, to $6.4 million for the three months ended September 30, 2017 from $5.0 million for the corresponding period in 2016. General and administrative expense as an annualized percentage of average total finance receivables was 2.97% for the three-month period ended September 30, 2017, compared to 2.72% for the three-month period ended September 30, 2016. Selected major components of general and administrative expense for the three-month period ended September 30, 2017 included $0.9 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.8 million of data processing expense, $0.4 million of marketing expense, $0.2 million of amortization expense, $0.1 million of legal fee expense, and $0.8 million of insurance-related expenses which include $0.4 million related to Hurricane Harvey and Hurricane Irma. In prior quarters, insurance-related expenses were recognized net in “Insurance premiums written and earned”. In comparison, selected major components of general and administrative expense for the three-month period ended September 30, 2016 included $0.8 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $0.6 million of data processing expense, and $0.5 million of marketing expense, and $0.3 million of insurance-related expenses which were recognized net in “Insurance premiums written and earned” in prior quarters.

Financing-related costs. Financing-related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. There were no financing-related costs for the three-month period ended September 30, 2017, compared to less than $0.1 million for the three-month period ended September 30, 2016.

Provision for credit losses. The provision for credit losses increased $2.6 million, or 83.9%, to $5.7 million for the three-month period ended September 30, 2017 from $3.1 million for the corresponding period in 2016. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

The increase in our provision for credit losses resulted from increased delinquency and charge-offs and to a lesser extent growth in the portfolio, and an additional $0.5 million for estimated inherent losses from the areas hardest hit by Hurricane Harvey and Hurricane Irma. This additional reserve is an estimate based on information currently available which includes information obtained from contacting affected customers.

Net charge-offs were $3.7 million for the three-month period ended September 30, 2017, compared to $2.5 million for the corresponding period in 2016. The increase in charge-off rate is primarily due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.73% during the three-month period ended September 30, 2017, from 1.36% for the corresponding period in 2016. The allowance for credit losses increased to approximately $14.5 million at September 30, 2017, an increase of $3.6 million from $10.9 million at December 31, 2016.

Additional information regarding asset quality is included herein in the section “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $2.0 million and $3.0 million was recorded for the three-month periods ended September 30, 2017 and September 30, 2016, respectively. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 38.3% and 41.1% for the three-month periods ended September 30, 2017 and September 30, 2016, respectively.

Comparison of the Nine-Month Periods Ended September 30, 2017 and September 30, 2016

Net income. Net income of $9.4 million was reported for the nine-month period ended September 30, 2017, resulting in diluted EPS of $0.75, compared to net income of $12.5 million and diluted EPS of $1.00 for the nine-month period ended September 30, 2016. The decrease is primarily due to a $4.2 million estimated charge in first quarter 2017 for restitution expense in connection with MBB’s regulatory examination preliminary findings (See Note 8, Commitments and Contingencies, in the accompanying Notes to Consolidated Financial Statements). During the nine-months ended September 30, 2017, the Company increased its credit reserves and insurance reserves for estimated inherent losses by an additional $0.5 million and $0.4 million, respectively, based on its initial assessments of exposure to geographic areas significantly impacted by Hurricane Harvey and Hurricane Irma. The impact of this increase in reserves was a reduction of approximately $0.6 million in net income and $0.05 in net income per diluted share for the nine-month period ended September 30, 2017.

Return on average assets was 1.31% for the nine-month period ended September 30, 2017, compared to a return of 2.04% for the nine-month period ended September 30, 2016. Return on average equity was 7.66% for the nine-month period ended September 30, 2017, compared to a return of 10.84% for the nine-month period ended September 30, 2016.

Overall, our average net investment in total finance receivables for the nine-month period ended September 30, 2017 increased 17.8% to $831.7 million, compared to $705.9 million for the nine-month period ended September 30, 2016. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at September 30, 2017 was $886.4 million, an increase of $89.7 million, or 11.3%, from $796.7 million at December 31, 2016.

During the nine months ended September 30, 2017, we generated 22,336 new leases with equipment cost of $407.0 million, compared to 19,603 new leases with equipment cost of $333.7 million generated for the nine months ended September 30, 2016. Approval rates declined by 3% to 56% for the nine-month period ended September 30, 2017, compared to 59% for the nine-month period ended September 30, 2016.

For the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016, net interest and fee income increased $6.9 million, or 11.4%, primarily due to a $10.0 million increase in interest income, partially offset by a $2.4 million increase in interest expense. The provision for credit losses increased $5.0 million, or 56.2%, to $13.9 million for the nine-month period ended September 30, 2017 from $8.9 million for the corresponding period in 2016, due to increased delinquency and charge-offs and to a lesser extent growth in the portfolio, and an additional $0.5 million for estimated inherent credit losses from the areas hardest hit by Hurricane Harvey and Hurricane Irma..

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2017 and September 30, 2016.

	Nine Months Ended September 30,
	2017			2016
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$80,639	$446	0.73%	$71,323	$137	0.26%
Time Deposits	8,773	79	1.21	8,662	78	1.21
Restricted interest-earning deposits with banks	—	—	—	82	—	0.08
Securities available for sale	7,805	113	1.94	6,232	104	2.24
Net investment in leases(3)	794,316	57,080	9.58	692,085	51,250	9.87
Loans receivable(3)	37,401	6,743	24.04	13,794	2,952	28.53

Total interest-earning assets	928,934	64,461	9.25	792,178	54,521	9.17

Non-interest-earning assets:
Cash and due from banks	1,968			2,805
Intangible assets	585			—
Goodwill	553			—
Property and equipment, net	3,905			3,777
Property tax receivables	8,580			3,711
Other assets(4)	14,942			11,662

Total non-interest-earning assets	30,533			21,955

Total assets	$959,467			$814,133

Interest-bearing liabilities:
Certificate of Deposits(5)	$717,422	$7,566	1.41%	580,631	$5,386	1.24%
Money Market Deposits(5)	46,716	386	1.10	52,168	218	0.56

Total interest-bearing liabilities	764,138	7,952	1.39	632,799	5,604	1.18

Non-interest-bearing liabilities:
Sales and property taxes payable	5,333			5,192
Accounts payable and accrued expenses	12,058			6,002
Net deferred income tax liability	14,327			16,833

Total non-interest-bearing liabilities	31,718			28,027

Total liabilities	795,856			660,826
Stockholders’ equity	163,611			153,307

Total liabilities and stockholders’ equity	$959,467			$814,133

Net interest income		$56,509			$48,917
Interest rate spread(6)			7.86%			7.99%
Net interest margin(7)			8.09%			8.21%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.57%			125.19%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Nine Months Ended September 30, 2017 Compared To Nine Months Ended September 30, 2016
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$20	$289	$309
Time Deposits	1	—	1
Securities available for sale	24	(15)	9
Net investment in leases	7,384	(1,554)	5,830
Loans receivable	4,323	(532)	3,791
Total interest income	9,486	454	9,940

Interest expense:
Certificate of Deposits	1,379	801	2,180
Money Market Deposits	(25)	193	168
Total interest expense	1,274	1,074	2,348

Net interest income	8,331	(739)	7,592

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the nine-month periods ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Interest income	$64,461	$54,521
Fee income	11,055	11,747

Interest and fee income	75,516	66,268
Interest expense	7,952	5,604

Net interest and fee income	$67,564	$60,664

Average total finance receivables(1)	$831,718	$705,879

Percent of average total finance receivables:
Interest income	10.31%	10.30%
Fee income	1.77	2.22

Interest and fee income	12.08	12.52
Interest expense	1.27	1.06

Net interest and fee margin	10.81%	11.46%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $6.9 million, or 11.4%, to $67.6 million for the nine-month period ended September 30, 2017 from $60.7 million for the nine-month period ended September 30, 2016. The annualized net interest and fee margin decreased 65 basis points to 10.81% in the nine-month period ended September 30, 2017 from 11.46% for the corresponding period in 2016.

Interest income, net of amortized initial direct costs and fees, increased $10.0 million, or 18.3%, to $64.5 million for the nine-month period ended September 30, 2017 from $54.5 million for the nine-month period ended September 30, 2016. The increase in interest income was principally due to an increase in average yield of one basis point partially offset by a 17.8% increase in average total finance receivables, which increased $125.8 million to $831.7 million for the nine-months ended September 30, 2017 from $705.9 million for the nine-months ended September 30, 2016. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio increased, due to higher yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated increased 40 basis points to 12.13% for the nine-month period ended September 30, 2017, compared to 11.73% for the nine-month period ended September 30, 2016.

Fee income decreased $0.6 million to $11.1 million for the nine-month period ended September 30, 2017, compared to $11.7 million for the nine-month period ended September 30, 2016. Fee income included approximately $2.7 million of net residual income for the nine-month period ended September 30, 2017 and $3.2 million for the nine-month period ended September 30, 2016.

Fee income also included approximately $6.6 million in late fee income for the nine-month period ended September 30, 2017, which decreased 5.7% from $7.0 million for the nine-month period ended September 30, 2016.

Fee income, as an annualized percentage of average total finance receivables, decreased 45 basis points to 1.77% for the nine-month period ended September 30, 2017 from 2.22% for the nine-month period ended September 30, 2016. Late fees remained the largest component of fee income at 1.06% as an annualized percentage of average total finance receivables for the nine-month period ended September 30, 2017, compared to 1.31% for the nine-month period ended September 30, 2016. As an annualized percentage of average total finance receivables, net residual income was 0.44% for the nine-month period ended September 30, 2017, compared to 0.61% for the nine-month period ended September 30, 2016.

Interest expense increased $2.4 million to $8.0 million, or 1.39% as an annualized percentage of average deposits, for the nine-month period ended September 30, 2017, from $5.6 million, or 1.18% as an annualized percentage of average deposits, for the nine-month period ended September 30, 2016. The increase was primarily due to an increase in the rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 21 basis points to 1.27% for the nine-month period ended September 30, 2017, from 1.06% for the corresponding period in 2016. The average balance of deposits was $764.1 million and $632.8 million for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively.

There were no borrowings outstanding for each of the nine-month periods ended September 30, 2017, and September 30, 2016.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September 30, 2017, brokered certificates of deposit represented approximately 55% of total deposits, while approximately 40% of total deposits were obtained from direct channels, and 5% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.5 million to $5.3 million for the nine-month period ended September 30, 2017, from $4.8 million for the nine-month period ended September 30, 2016, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size. For all annual and interim periods, second quarter 2016 and prior, income and expense related to insurance premiums written and earned, insurance policy fees, deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses is recorded within the “Insurance premiums written and earned” line on the Consolidated Statement of Operations. Effective third quarter 2016, on a prospective basis, only insurance premiums written and earned were recorded to that line. Effective third quarter 2016, on a prospective basis, insurance policy fees were recorded to “Other income” and deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses were recorded in the “General and administrative” expense line.

Other income. Other income was $6.2 million and $2.0 million for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties, and gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the nine-month period ended September 30, 2017 included $2.2 million of referral income, $1.4 million of insurance policy fees, and $1.5 million gain on the sale of leases and servicing fee income. In comparison, selected major components of other income for the nine-month period ended September 30, 2016 included $0.4 million of referral income, $0.4 million of insurance policy fees, and $0.3 million gain on the sale of leases and servicing fee income.

Salaries and benefits expense. Salaries and benefits expense increased $4.0 million, or 16.8%, to $27.8 million for the nine-month period ended September 30, 2017 from $23.8 million for the corresponding period in 2016. The increase was primarily due to an increase in total personnel and increased compensation related to increased origination volume.

Total personnel increased to 331 at September 30, 2017 from 318 at September 30, 2016.

General and administrative expense. General and administrative expense increased $8.6 million, or 61.0%, to $22.7 million for the nine-month period ended September 30, 2017 from $14.1 million for the corresponding period in 2016. General and administrative expense as an annualized percentage of average total finance receivables was 3.63% for the nine-month period ended September 30, 2017, compared to 2.65% for the nine-month period ended September 30, 2016. Selected major components of general and administrative expense for the nine-month period ended September 30, 2017 included $2.6 million of premises and occupancy expense, $1.2 million of audit and tax compliance expense, $2.4 million of data processing expense, $1.4 million of marketing expense, $0.6 million of amortization expense, $0.9 million of legal fee expense, a $4.2 million estimated charge for restitution expense in connection with MBB’s regulatory examination preliminary findings (See Note 8, Commitments and Contingencies, in the accompanying Notes to Consolidated Financial Statements), and $1.5 million of insurance-related expenses which include $0.4 million related to Hurricane Harvey and Hurricane Irma. In prior periods, insurance-related expenses were recognized net in “Insurance premiums written and earned”. In comparison, selected major components of general and administrative expense for the nine-month period ended September 30, 2016 included $2.5 million of premises and occupancy expense, $1.0 million of audit and tax compliance expense, $1.7 million of data processing expense, and $1.5 million of marketing expense, and $0.3 million of insurance-related expenses which were recognized net in “Insurance premiums written and earned” in prior quarters.

Financing-related costs. Financing-related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of loan facilities. There were no financing-related costs for the nine-month period ended September 30, 2017, compared to $0.1 million for the corresponding period in 2016..

Provision for credit losses. The provision for credit losses increased $5.0 million, or 56.2%, to $13.9 million for the nine-month period ended September 30, 2017 from $8.9 million for the corresponding period in 2016. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

The increase in our provision for credit losses resulted from increased delinquency and charge-offs and to a lesser extent growth in the portfolio, and an additional $0.5 million for estimated inherent losses from the areas hardest hit by Hurricane Harvey and Hurricane Irma. This additional reserve is an estimate based on information currently available which includes information obtained from contacting affected customers.

Net charge-offs were $10.3 million for the nine-month period ended September 30, 2017, compared to $7.2 million for the corresponding period in 2016. The increase in charge-off rate is primarily due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.65% during the nine-month period ended September 30, 2017, from 1.36% for the corresponding period in 2016. The allowance for credit losses increased to approximately $14.5 million at September 30, 2017, an increase of $3.6 million from $10.9 million at December 31, 2016.

Additional information regarding asset quality is included herein in the section “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $5.3 million was recorded for the nine-month period ended September 30, 2017, compared to an expense of $8.1 million for the corresponding period in 2016. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 35.9% for the nine-month period ended September 30, 2017, compared to 39.4% for the nine-month period ended September 30, 2016. The decrease was primarily due to a decrease in pretax income and, to a lesser extent, excess tax benefits pertaining to share-based payment arrangements that were recognized in income tax expense instead of additional-paid-in-capital because of the January 1, 2017 adoption of ASU 2016-09.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $89.7 million, or 11.3%, to $886.4 million at September 30, 2017 from $796.7 million at December 31, 2016. We continue to monitor our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization to increase originations.

The chart which follows provides our asset quality statistics for each of the three-and nine-month periods ended September 30, 2017 and September 30, 2016, and the year ended December 31, 2016:

		Three Months Ended		Nine Months Ended		Year Ended
		September 30,		September 30,		December 31,
		2017	2016	2017	2016	2016
		(Dollars in thousands)
Allowance for credit losses, beginning of period		$12,559	$9,430	$10,937	$8,413	$8,413

Charge-offs		(4,368)	(3,062)	(12,111)	(9,060)	(12,387)
Recoveries		633	568	1,800	1,840	2,497

Net charge-offs		(3,735)	(2,494)	(10,311)	(7,220)	(9,890)

Provision for credit losses		5,680	3,137	13,878	8,880	12,414

Allowance for credit losses, end of period	(1)	$14,504	$10,073	$14,504	$10,073	$10,937

Annualized net charge-offs to average total finance receivables	(2)	1.73%	1.36%	1.65%	1.36%	1.37%
Allowance for credit losses to total finance receivables, end of period	(2)	1.64%	1.33%	1.64%	1.33%	1.38%
Average total finance receivables	(2)	$862,718	$732,346	$831,718	$705,879	$720,060
Total finance receivables, end of period	(2)	$883,778	$756,144	$883,778	$756,144	$793,285
Delinquencies greater than 60 days past due		$6,157	$3,885	$6,157	$3,885	$4,137
Delinquencies greater than 60 days past due	(3)	0.61%	0.45%	0.61%	0.45%	0.46%
Allowance for credit losses to delinquent accounts greater than 60 days past due	(3)	235.57%	259.28%	235.57%	259.28%	264.37%
Non-accrual leases and loans, end of period		$2,950	$2,022	$2,950	$2,022	$2,242
Renegotiated leases and loans, end of period	(4)	$2,543	$350	$2,543	$350	$769
Accruing leases and loans past due 90 days or more		$—	$—	$—	$—	$—
Interest income included on non-accrual leases and loans	(5)	$37	$21	$198	$111	$207
Interest income excluded on non-accrual leases and loans	(6)	$35	$23	$48	$40	$53

(1)	At September 30, 2017, December 31, 2016, and September 30, 2016 the allowance for credit losses allocated to Funding Stream loans was $1.1 million, $0.8 million, and $0.7 million, respectively.
(2)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percentage of total minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.

(4)	As of September 30, 2017, there were $1.6 million of restructures due to Hurricane Harvey and Hurricane Irma.
(5)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.
(6)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.

Funding Stream loans are generally placed in non-accrual status when they are 30 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management.

In the third quarter of 2017 we booked additional reserves for estimated inherent credit losses of $0.5 million based on our assessment of information available at the time on our lease portfolio’s exposure to those geographic areas most impacted by Hurricane Harvey and Hurricane Irma in August 2017 and September 2017, respectively. Marlin estimates that it has approximately $60.2 million in net investment in leases outstanding in the areas most affected by Hurricane Harvey and Hurricane Irma. The additional Hurricane Harvey and Hurricane Irma reserve is the primary cause of the increase in the allowance for credit losses as a percentage of total finance receivables to increase to 1.64% at September 30, 2017 from 1.38% at December 31, 2016.

Net charge-offs for the three months ended September 30, 2017 were $3.7 million (1.73% of average total finance receivables on an annualized basis), compared to $3.4 million (1.65% of average total finance receivables on an annualized basis) for the three months ended June 30, 2017 and $2.5 million (1.36% of average total finance receivables on an annualized basis) for the three months ended September 30, 2016. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of charge-offs.

Net charge-offs for the nine-month period ended September 30, 2017 were $10.3 million (1.65% of average total finance receivables on an annualized basis), compared to $7.2 million (1.36% of average total finance receivables on an annualized basis) for the nine-month period ended September 30, 2016. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as discussed above.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.61% at September 30, 2017 and 0.46% at December 31, 2016, compared to 0.45% at September 30, 2016.

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

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of September 30, 2017, approximately 70% of our leases were one dollar purchase option leases, 29% were fair market value leases and less than 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of September 30, 2017, there were $26.8 million of residual assets retained on our Consolidated Balance Sheet, of which $22.7 million, or 84.4%, were related to copiers. As of December 31, 2016, there were $26.8 million of residual assets retained on our Consolidated Balance Sheet, of which $22.5 million, or 83.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of September 30, 2017 and December 31, 2016. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.9 million and $1.1 million of net residual income for the three-month periods ended September 30, 2017 and September 30, 2016, respectively. Fee income included approximately $2.7 million and $3.2 million of net residual income for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.2 million and $1.3 million for the three-month periods ended September 30, 2017 and September 30, 2016, respectively. Renewal income net of depreciation totaled approximately $3.5 million and $3.8 million for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively.

For the three months ended September 30, 2017 and September 30, 2016, the net loss on residual values disposed at end of term totaled $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2017, the net loss on residual values disposed at end of term totaled $0.8 million, compared to a net loss of $0.6 million for the nine months ended September 30, 2016. The primary driver of the changes was a shift in the mix of the amounts, types and age of equipment disposed at the end of the applicable lease term. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the nine-month periods ended September 30, 2017 and September 30, 2016, respectively.

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

The Company declared a dividend of $0.14 per share on July 27, 2017. The quarterly dividend was paid on August 17, 2017 to shareholders of record on the close of business on August 7, 2017, which resulted in a dividend payment of approximately $1.8 million. It represented the Company’s twenty-fourth consecutive quarterly cash dividend.

At September 30, 2017, we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $82.9 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB.

Net cash used in investing activities was $120.4 million for the nine-month period ended September 30, 2017, compared to net cash used in investing activities of $94.3 million for the nine-month period ended September 30, 2016. The decrease in cash flows from investing activities is primarily due to an additional $91.6 million in purchases of equipment for direct financing lease contracts and funds used to originate loans partially offset by $49.6 million more of principal collections on leases and loans due to higher average finance receivables. Included in the purchases of equipment for direct financing lease contracts and funds used to originate loans was $7.6 million and $8.5 million of deferred initial direct costs and fees for the nine-month period ended September 30, 2017 and 2016, respectively. Investing activities primarily relate to leasing activities. The Company transferred $28.0 million and $6.0 million of leases originated for investment to held for sale during the nine-month period ended September 30, 2017 and 2016, respectively.

Net cash provided by financing activities was $102.0 million for the nine-month period ended September 30, 2017, compared to net cash provided by financing activities of $83.5 million for the nine-month period ended September 30, 2016. The increase in cash flows from financing activities is primarily due to a $20.6 million increase in deposits. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $39.6 million for the nine-month period ended September 30, 2017, compared to net cash provided by operating activities of $28.3 million for the nine-month period ended September 30, 2016. The increase in cash flows from operating activities is primarily due to an increase in the provision for credit loss, proceeds from sale of leases originated for sale, and change in other liabilities.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases. We primarily fund our originations and growth using FDIC-insured deposits issued through MBB. Total cash and cash equivalents available as of September 30, 2017 totaled $82.9 million, compared to $61.8 million at December 31, 2016.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC-insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of September 30, 2017 and December 31, 2016 totaled $8.4 million and $9.6 million, respectively.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at September 30, 2017 and December 31, 2016. Information pertaining to our borrowing facilities is as follows:

	For the Nine Months Ended September 30, 2017				As of September 30, 2017
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate(2)	Amount Outstanding	Weighted Average Rate(2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000

	$25,000		$—	—%	$—	—%	$25,000

(1)	Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2017, MBB had $31.1 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.
(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $31.1 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $35.1 million of net investment in leases pledged at September 30, 2017.

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

At September 30, 2017, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 13.64%, 14.38%, 14.38% and 15.64%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At September 30, 2017, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 16.24%, 17.64%, 17.64% and 18.90%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at September 30, 2017 was $131.1 million, which exceeds the regulatory threshold for “well capitalized” status.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to September 30, 2017

The Company declared a dividend of $0.14 per share on October 26, 2017. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.8 million, is scheduled to be paid on November 16, 2017 to shareholders of record on the close of business on November 6, 2017. It represents the Company’s twenty-fifth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

As previously disclosed in the Company’s Form 8-K filed on October 13, 2017, the Company announced that Edward J. Siciliano is resigning from his position as Executive Vice President and Chief Operating Officer. In connection with his resignation, the Company and Mr. Siciliano have entered into a separation and general release agreement dated October 13, 2017. Under the separation and general release agreement, Mr. Siciliano’s employment with the Company will terminate on October 13, 2017. The Company anticipates a fourth quarter 2017 after-tax charge of approximately $0.6 million due to a cash severance payment as defined by the separation and general release agreement.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of September 30, 2017 were as follows:

	Contractual Obligations as of September 30, 2017
Period Ending December 31,	Certificates of Deposits(1)	Contractual Interest Payments(2)	Operating Leases	Leased Facilities	Capital Leases	Total
	(Dollars in thousands)
2017	$84,627	$2,687	$9	$396	$28	$87,747
2018	307,583	8,073	35	1,454	112	317,257
2019	197,288	4,634	35	1,412	112	203,481
2020	95,197	2,276	8	678	112	98,271
2021	60,400	990	—	—	65	61,455
Thereafter	24,918	229	—	—	—	25,147

Total	$770,013	$18,889	$87	$3,940	$429	$793,358

(1)	Money market deposit accounts are not included. As of September 30, 2017, money market deposit accounts totaled $36.9 million.
(2)	Includes interest on certificates of deposits and borrowings.

There were no off-balance sheet arrangements requiring disclosure at September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On July 29, 2014, the Company’s Board of Directors approved a stock repurchase plan, under which, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock (the “2014 Repurchase Plan”). On May 30, 2017, the Company’s Board of Directors approved a new stock repurchase plan to replace the 2014 Repurchase Plan (the “2017 Repurchase Plan”). Under the 2017 Repurchase Plan, the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market or in block trades. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. During the three months ended September 30, 2017, the Company did not repurchase any of its common stock under the 2017 Repurchase Plan in the open market.

In addition to the repurchases described above, pursuant to the 2014 Equity Plan, participants may have shares withheld to cover income taxes. There were 3,660 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Plan during the three-month period ended September 30, 2017, at an average cost of $26.73 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amended and Restated Bylaws of the Registrant(2)

10.1	Separation Agreement and Release dated as of October 13, 2017 between Marlin Business Services Corp. and Edward J. Siciliano(3)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2016, and incorporated by reference herein.
(3)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 13, 2017, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARLIN BUSINESS SERVICES CORP.

(Registrant)

By:	/s/ Jeff Hilzinger	Chief Executive Officer (Principal Executive Officer)
Jeff Hilzinger

By:	/s/ W. Taylor Kamp	Chief Financial Officer & Senior Vice President (Principal Financial Officer)
W. Taylor Kamp

Date: October 30, 2017