Form 10-K
period 2017-12-31
MARLIN BUSINESS SERVICES CORP
filed 2018-03-09
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ Global Select Market was approximately $214,444,267 as of June 30, 2017. Shares of common stock held by each executive officer and director and persons known to us who beneficially own 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 27, 2018 was 12,433,527 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

FORM 10-K

PART I

As used herein, the terms “Company,” “Marlin,” “Registrant,” “we,” “us” or “our” refer to Marlin Business Services Corp. and its subsidiaries.

Item 1.	Business

Overview

We are a nationwide provider of credit products and services to small businesses. The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment and working capital loans. Our average original transaction size was approximately $16,000 at December 31, 2017, and we typically do not exceed $250,000 for any single lease or loan transaction. We acquire our small business customers primarily by offering equipment financing through independent commercial equipment dealers and various national account programs, through direct solicitation of our small business customers and through relationships with select lease and loan brokers. We also extend financing through direct solicitation of our existing small business customers. Through these origination partners, we are able to cost-effectively access small business customers while also helping our origination partners obtain financing for their customers. As of December 31, 2017, we serviced approximately 91,000 finance contracts having a total original value of $1.5 billion for approximately 77,000 small business customers. Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income, and is derived from customers in the United States.

The small balance commercial financing market is highly fragmented. We estimate that there are more than 100,000 independent commercial equipment dealers and other intermediaries who sell the types of equipment we finance or require the types of financing we provide. We believe this segment of equipment dealers is underserved because: (1) large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to larger equipment manufacturers and larger distributors, rather than to independent equipment dealers; and (2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service large volumes of low-balance transactions. We focus on establishing our relationships with independent equipment dealers who value convenient point-of-sale financing programs because we can make their sale process more effective. By providing them with the ability to offer our financing and related services to their customers as an integrated part of their selling process, our origination partners are able to increase their sales and provide better service to their customers. By doing this, we are also able to gather small business customers to which we can sell additional credit products and services through our fully integrated origination platform which allows us to efficiently solicit, process and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2017, we have processed approximately 1,111,000 lease applications and originated over 467,000 new leases.

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

Competitive Strengths

We believe several characteristics may distinguish us from our competitors, including the following:

Multiple Sales Origination Channels. We use multiple sales origination channels to penetrate effectively the highly diversified and fragmented small-ticket equipment leasing market. We use both direct and indirect origination channels. Our direct channel involves soliciting our existing small business customer base for repeat business as well as identifying other small business customers who need financing. The indirect channel sources financing opportunities through our partner network and our broker network. Our indirect origination channels, which accounted for approximately 85% of the 2017 lease and loan new origination fundings, involve: (1) establishing relationships with independent equipment dealers; (2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and (3) establishing relationships with independent brokers who identify opportunities for us. Our broker network accounted for 14% of the indirect channel’s 2017 lease and loan new origination volume. Our direct origination channel accounted for approximately 15% of the 2017 lease and loan new origination volume.

Highly Effective Account Origination Platform. Our telephonic direct marketing platform and our strategic use of outside sales account executives offer origination partners a high level of personalized service through our team of sales account executives and sales support personnel. Our business model is built on a real-time, fully integrated customer information database and a contact management and telephony application that facilitate our account solicitation and servicing functions.

Comprehensive Credit Process. We seek to manage credit risk effectively at the origination partner as well as at the transaction and portfolio levels. Our comprehensive credit process starts with the qualification and ongoing review of our origination partners. Once the origination partner is approved, our credit process focuses on analyzing and underwriting the small business customer and the specific financing transaction, regardless of whether the transaction was originated through our direct or indirect origination channels. Our underwriting process involves the use of our customized acquisition scorecards along with detailed rules-based analysis conducted by our team of seasoned credit analysts.

Portfolio Diversification. As of December 31, 2017, no single small business customer accounted for more than 0.10% of our portfolio balance and leases from our largest origination partner accounted for only 2.09% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (13%), Texas (12%) and Florida (10%).

Fully Integrated Information Management System. Our business integrates information technology solutions to optimize the sales origination, credit, collection and account servicing functions. Throughout a transaction, we collect a significant amount of information on our origination partners and small business customers. The enterprise-wide integration of our systems enables data collected by one group, such as credit, to be used by other groups, such as sales or collections, to better perform their functions.

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

Access to Multiple Funding Sources. We have established and maintained diversified funding sources, with our wholly-owned subsidiary, MBB. MBB is currently our primary funding source through the issuance of fixed and variable rate FDIC-insured deposits raised nationally through direct platforms, listing services, and through various deposit brokers. Our proven ability to access funding consistently at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business. (See Liquidity and Capital Resources in Item 7).

Experienced Management Team. Our executive officers have an average of more than 20 years of experience in financial services. As we have grown, we have expanded the management team with a group of successful, seasoned executives.

Disciplined Growth Strategy

Our primary objective is to enhance our current position as a provider of credit services to small and mid-sized businesses by pursuing a strategy focused primarily on organic growth initiatives while actively managing credit risk. We seek to maintain consistent credit quality standards while continuing to pursue strategies designed to increase the number of independent equipment dealers and other origination partners that generate and develop lease and loan customers. We also target strategies to further penetrate our existing origination partners.

Asset Originations

Overview of Origination Process. We access our small business customers through our extensive network of independent equipment dealers and through the direct solicitation of our small business customers. We use both a highly efficient telephonic direct sales model and, for strategic larger accounts, outside sales executives to market to our origination partners. Through these sources, we are able to deliver convenient and flexible financing solutions to our small business customers.

Our origination process begins with our database of thousands of origination partner prospects located throughout the United States. We develop and continually update this database by purchasing marketing data from third parties, such as Dun & Bradstreet, Inc., by joining industry organizations and by attending equipment trade shows. The prospects in our database are systematically distributed to our sales force for solicitation and further data collection. Sales account executives access prospect information and related marketing data through our contact management software. This contact management software enables the sales account executives to sort their origination partners and prospects by any data field captured, schedule calling campaigns, send e-mails, produce correspondence and documents, manage their time and calendar, track activity, recycle leads and review management reports.

Once a sales account executive converts a prospect into an active relationship, that sales account executive becomes the origination partner’s single point of contact for all dealings with us. This approach, which is a cornerstone of our origination platform, offers our origination partners a personal relationship through which they can address all of their questions and needs, including matters relating to pricing, credit, documentation, training and marketing. This single point of contact approach distinguishes us from our competitors, many of whom require origination partners to interface with several people in various departments, such as sales support, credit and customer service, for each application submitted. Since many of our origination partners have little or no prior experience in using lease financing as a sales tool, our personalized, single point of contact approach facilitates the leasing process for them. Other key aspects of our platform aimed at facilitating the lease financing process for the origination partners include:

•	ability to submit applications via fax, phone, Internet, mail, e-mail, or web portal;

•	credit decisions generally within two hours;

•	one-page, plain-English form of lease for transactions up to $100,000;

•	ability to use electronic documents with instantaneous routing;

•	check, wire, or ACH funding to the origination partner once all lease and loan origination conditions are satisfied;

•	value-added services, such as application and portfolio reporting, marketing support and sales training on the benefits of financing;

•	online portal for dealers to view current status and important information about their customers;

•	on-site or telephonic training of the equipment dealer’s sales force on leasing as a sales tool; and

•	custom leases and loan programs.

Sales Origination Channels. We primarily use indirect sales origination channels to penetrate effectively a multitude of origination partners in the highly diversified and fragmented small-ticket equipment leasing market. All inside sales account executives use our telephonic direct marketing sales model to solicit these origination partners and small business customers.

Indirect Channels. Our direct sales origination channels, which account for approximately 87% of the active lease contracts in our portfolio, involve:

•	Independent Equipment Dealer Solicitations. This origination channel focuses on soliciting and establishing relationships with independent equipment dealers in a variety of equipment categories located across the United States. Our typical independent equipment dealer has less than $12.0 million in annual revenues and fewer than 50 employees. Service is a key determinant in becoming the preferred provider of financing recommended by these equipment dealers.

•	Major and National Accounts. This channel focuses on two specific areas of development: (i) national equipment manufacturers and distributors, where we seek to leverage their endorsements to become the preferred lease financing source for their independent dealers, and (ii) major accounts (larger independent dealers, distributors and manufacturers) with a consistent flow of business that need a specialized marketing and sales platform to convert more sales using a leasing option.

•	Brokers. Our broker channels account for approximately 13% of the active lease contracts in our portfolio and consist of our relationships with lease brokers and certain equipment dealers who refer small business customer transactions to us for a fee or sell us leases that they originated with small business customers. We conduct our own independent credit analysis on each small business customer in a broker lease transaction. We have written agreements with most of our broker origination partners whereby they provide us with certain representations and warranties about the underlying lease transaction. The origination partners in our broker channels generate leases that are similar to those generated by our direct channels.

•	Direct Channel: This channel focuses primarily on soliciting our existing portfolio of approximately 77,000 small business customers for additional equipment leasing or working capital opportunities. We view our existing small business customers as an excellent source for additional business for various reasons, including (i) retained credit information; (ii) payment history; and (iii) a demonstrated propensity to finance their equipment.

Product Offerings

Equipment Leases. The types of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. Our leases provide for non-cancelable rental payments due during the initial lease term. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 72 months. At December 31, 2017, the average original term of the leases in our portfolio was approximately 48 months, and we had personal guarantees on approximately 42% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring small business customers to, among other things:

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

At the time of application, small business customers select a purchase option that will allow them to purchase the equipment at the end of the contract term for either one dollar, the fair market value of the equipment or a specified percentage of the original equipment cost. We seek to realize our recorded residual in leased equipment at the end of the initial lease term by collecting the purchase option price from the small business customer, re-marketing the equipment in the secondary market or receiving additional rental payments pursuant to the applicable contract’s renewal provision.

Property Insurance on Leased Equipment. Our lease agreements specifically require customers to obtain all-risk property insurance in an amount sufficient to cover the value of the equipment and to designate us as the loss payee on the policy. If the customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as the loss payee under that policy. At December 31, 2017, approximately 49% of our small business customers insured the equipment under their existing policies. For the others, we have a master property insurance policy underwritten by a third-party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the value of the equipment.

In May 2000, we established AssuranceOne, our Bermuda-based, wholly-owned captive insurance subsidiary which enables us to reinsure the property insurance coverage for the equipment financed by MLC and MBB for our small business customers. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less claims, premium tax and a ceding fee based on a percentage of annual net premiums written. The reinsurance contract is scheduled to expire in May 2018. On January 27, 2010, pursuant to an application filed with the Bermuda Monetary Authority, AssuranceOne changed from a Class 1 insurer to a Class 3 insurer under the Bermuda Insurance Act of 1978, as amended. As a Class 3 insurer, AssuranceOne is permitted to collect up to 50% of its premiums in connection with insurance coverage on equipment unrelated to the Company, meaning that, through AssuranceOne, we may offer an insurance product to cover equipment not otherwise financed through the Company.

Funding Stream: Small Business Loans. During the first quarter of 2015, the Company launched Funding Stream, a flexible loan program of MBB. Funding Stream is tailored to the small business market to provide customers a convenient, hassle-free alternative to traditional lenders and access to capital to help grow their businesses. Generally, these loans range from $5,000 to $150,000, have 6 to 24 month terms, and have automated daily or weekly payback. Small business owners can apply online, in ten minutes or less, on Fundingstream.com. Approved borrowers can receive funds in as little as two days.

Portfolio Overview

At December 31, 2017, we had approximately 91,000 active Equipment Finance leases and loans in our portfolio, representing a period ending net investment in Equipment Finance lease and loans, excluding the allowance for credit losses, of $901.1 million. With respect to our portfolio at December 31, 2017:

•	the average original Equipment Finance lease and loan transaction was approximately $16,000, with an average remaining balance of approximately $11,000;

•	the average original Equipment Finance lease and loan term was approximately 48 months;

•	our active Equipment Finance lease and loans were spread among approximately 77,000 different small business customers, with the largest single small business customer accounting for only 0.10% of the aggregate Equipment Finance minimum lease and loan payments receivable;

•	over 78.0% of the aggregate minimum Equipment Finance lease and loan payments receivable were with small business customers who had been in business for more than five years;

•	the portfolio was spread among 12,711 origination partners, with the largest source accounting for only 2.09% of the aggregate Equipment Finance minimum lease and loan payments receivable, and our 10 largest origination partners accounting for only 11.1% of the aggregate Equipment Finance minimum lease and loan payments receivable;

•	there were over 100 different equipment categories financed, with the largest categories set forth as follows, as a percentage of the December 31, 2017 aggregate Equipment Finance minimum lease and loan payments receivable:

Equipment Category	Percentage
Copiers	19.52%
Commercial & Industrial	8.43%
Restaurant	5.61%
Titled V-Commercial	4.70%
Auto Equipment	3.37%
Computer Software	2.66%
Medical	2.27%
VOIP	2.21%
Cash Registers	1.96%
Dental Implant Systems	1.92%
Printing	1.90%
All others (none more than 1.89%)	45.45%

•	we had leases outstanding with small business customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2017 aggregate minimum lease payments receivable:

State	Percentage
California	12.55%
Texas	12.17%
Florida	10.18%
New York	6.45%
New Jersey	4.88%
Georgia	4.21%
Pennsylvania	3.89%
North Carolina	3.46%
Illinois	3.18%
Ohio	2.29%
Virginia	2.26%
Maryland	2.22%
All others (none more than 2.21%)	32.26%

As of December 31, 2017, the Company had approximately 1,103 Funding Stream loans with a book value of $28.1 million on the balance sheet. Approximately 40% of our Funding Stream customers renew or take additional capital.

Information Management

A critical element of our business operations is our ability to collect detailed information on our origination partners and small business customers at all stages of a financing transaction and to manage that information effectively so that it can be used across all aspects of our business. Our information management system integrates a number of technologies to optimize our sales origination, credit, collection and account servicing functions. Applications used across our business include:

•	a customer relationship management system that: (1) summarizes vital information on our prospects, origination partners, competitors and small business customers compiled from third-party data, trade associations, manufacturers, transaction information and data collected through the sales solicitation process; and (2) produces detailed reports using a variety of data fields to evaluate the performance and effectiveness of our sales account executives;

•	a call management reporting system that systematically analyzes call activity patterns to improve inbound and outbound calling campaigns for originations, collections and customer service;

•	a data warehouse that aggregates data from origination, sales, credit and servicing attributes based on the performance and preferences of our origination partners and small business customers. Organization leaders have direct access to monitor origination partners, trends, exposure, portfolio concentration and other key performance indicators;

•	an originations processing system that allows the organization to:

•	manage departmental tasks attributed to the full life cycle of an application;

•	automatically aggregate credit attributes from third party data sources;

•	automatically approve applications which qualify under certain guidelines, while rejecting those that do not qualify; and

•	allows for the automated submission of applications to syndication partners.

•	a servicing software platform that facilitates:

•	contract maintenance;

•	delinquency management and collections; and

•	Payment assessment and processing.

•	predictive auto dialer technology that is used primarily in the collection processes to improve the efficiencies by which these groups make their daily phone calls;

•	imaging technology that enables our employees to retrieve at their desktops all documents evidencing a lease transaction, thereby further improving our operating efficiencies and service levels;

•	an integrated voice response unit that enables our small business customers the opportunity to quickly and efficiently obtain certain information from us about their accounts; and

•	a web-based, hosted transactional system for our dealer and end user community that provides several business critical functions including:

•	application entry and tracking;

•	real-time notification for application approvals;

•	portfolio management;

•	on-line retrieval of the approval package;

•	operational metrics;

•	invoice presentment and bill payment; and

•	contract management tools, such as online documents, change forms and other items.

•	eLink – An Application Programming Interface (API) that gives commercial equipment vendors the ability to integrate financing options directly into their ecommerce sales platform.

Our information technology platform infrastructure is industry standard and fully scalable to support future growth. Our systems are backed up to an off-site storage provider after each business day. In addition, we have contracted with a third party for disaster recovery services.

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Credit analysts are located in our New Jersey corporate office and at MBB’s office in Salt Lake City, Utah. At December 31, 2017 we had a total of 18 credit analysts and managers with an average of approximately 17 years of experience. Each credit analyst’s performance is measured monthly against a discrete set of performance variables, including decision turnaround time, performance metrics and adherence to our underwriting policies and procedures.

Our typical financing transaction involves three parties: the origination partner, the small business customer and us. The key elements of our comprehensive credit underwriting process include the qualification and ongoing review of origination partners, the performance of due diligence procedures on each small business customer and the monitoring of overall portfolio trends and underwriting standards.

Qualification and Ongoing Review of Origination Partners. Each origination partner is reviewed and qualified by the credit analyst. The origination partner’s credit information and references are reviewed as part of the qualification process. Over time, our database has captured credit profiles on thousands of origination partners. We regularly track all applications and lease and loan originations by source, assessing whether the origination partner has a high application decline rate and analyzing the portfolio performance of the leases and loans originated through that source. Any unusual situations that arise involving the origination partner are noted in the source’s file. Each origination partner is reviewed on a regular basis using portfolio performance statistics as well as any other information noted in the source’s file. We will place an origination partner on watch status if its portfolio performance statistics are consistently below our expectations. If the origination partner’s statistics do not improve in a timely manner, we often stop accepting applications from that origination partner. Some of our business is originated directly with the end user, therefore there is no origination partner involved.

Small Business Customer Review. Each small business customer’s application is reviewed using our customized acquisition scorecards along with our rules-based set of underwriting guidelines that focus on predictive commercial and consumer credit data. These underwriting guidelines have been developed and refined by our management team based on proven best practices and its experience in extending credit to small and mid-sized businesses. The guidelines are reviewed and revised as necessary by our Risk Committee, which is comprised of our Chief Risk Officer, Chief Executive Officer, Chief Operations Officer, General Counsel, President of MBB and Chief Lending Officer of MBB. Our underwriting guidelines require a thorough credit investigation of the small business customer. The guidelines may also include an analysis of the personal credit of the owner, who may guarantee the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

•	financial strength of the business;

•	length of time in business;

•	confirmation of actual business operations and ownership;

•	management history, including prior business experience;

•	size of the business, including the number of employees;

•	third-party commercial credit data and consumer credit data (when applicable);

•	legal structure of business; and

•	fraud indicators.

Transactions over $150,000 receive a higher level of scrutiny which may include a review of financial statements or tax returns and a review of the business purpose of the equipment to the small business customer.

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

In some instances after a lease is approved, a phone verification with the small business customer is performed by us prior to funding the transaction. The purpose of this call is to review the terms and conditions of the lease contract, confirm the customer’s satisfaction with the equipment and obtain additional billing information. We will delay paying the origination partner for the equipment if the contract management specialist uncovers any material issues during the phone verification.

Since mid-2009, we have been using proprietary, customized acquisition scorecards for use in our credit decisioning process based on our database of historical information. The scorecards are tested and validated on an ongoing basis by credit and non-credit subject matter experts both inside and outside the organization. The scorecards’ key attributes and mathematical computations are periodically modified. The scorecards enable us to increase efficiencies and consistency in the credit decisioning process. In 2017, approximately 46% of credit decisions made on new applications have been made using the scorecards.

Monitoring of Portfolio Trends and Underwriting Standards. Credit personnel use our databases and our information management tools to monitor the characteristics and attributes of our overall portfolio. Reports are produced to analyze origination partner performance, small business customer delinquencies, portfolio concentrations, trends and other related indicators of portfolio performance. Any significant findings are presented to the Risk Committee for review and action.

Our credit underwriting is subjected to monitoring by our Governance Risk and Compliance Teams and Internal Audit to ensure that the credit department adheres to all underwriting guidelines and policy. The examinations conducted by these teams and departments are designed to monitor our origination partners, the appropriateness of exceptions to our underwriting guidelines and documentation quality. Management reports are regularly generated by these teams and departments detailing the results of these surveillance and audit activities.

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

Our collection activities typically begin with customer contact when a payment becomes five days past due and continue throughout the delinquency period. We utilize a predictive dialer that automates outbound telephone dialing. The dialer is primarily used to focus on and reduce the number of accounts that are between 10 and 30 days delinquent. A collection notice is normally sent once an account initially falls five days delinquent and then once an account reaches the 31- to 60-day delinquency stage, the 61- to 75-day delinquency stage, the 76- to 90-day delinquency stage and the over 90-day delinquency stage. Collectors input notes directly into our servicing system, enabling the collectors to monitor the status of delinquent accounts and promptly take any necessary actions. In addition, late charges are generally assessed when a leasing customer fails to remit payment on a lease by its due date. If the lease continues to be delinquent, we may exercise our remedies under the terms of the contract, including acceleration of the entire lease balance, litigation and/or repossession.

In addition, the collections department also focuses on collecting delinquent late fees, property taxes, and other outstanding amounts due under customers’ contracts.

Generally, after an account becomes 120 days or more past due, it is charged-off and referred to our internal recovery group, consisting of a team of paralegals and collectors. The group utilizes several resources in order to maximize recoveries on charged-off accounts, including: (1) initiating litigation against the small business customer and any personal guarantor, using our internal legal staff; (2) referring the account to an outside law firm or collection agency; and/or (3) repossessing and remarketing the equipment through third parties.

At the end of the initial lease term, on fair market value leases, a customer may return the equipment, continue leasing the equipment or purchase the equipment under the guidelines set forth in the purchase option granted to the customer. Our end of term department seeks to realize our recorded residual in the leased equipment at the end of the lease term.

Supervision and Regulation

Although most states do not directly regulate the commercial equipment lease financing business, certain states require lenders and finance companies to be licensed, impose limitations on certain contract terms and on interest rates and other charges, mandate disclosure of certain contract terms and constrain collection practices and remedies. Under certain circumstances, we also may be required to comply with the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These acts require, among other things, that we provide notice to credit applicants of their right to receive a written statement of reasons for declined credit applications. We are also subject to those sections of the Telephone Consumer Protection Act of 1991 that regulate business-to-business telephone and facsimile communication. The Fair and Accurate Credit Transactions Act (“FACT Act”) requires financial institutions to establish a written program to implement “Red Flag Guidelines,” which are intended to detect, prevent and mitigate identity theft. The FACT Act also provides guidance regarding reasonable policies and procedures that a user of consumer credit reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.

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

MBB is also subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including reserve requirements, loan limitations, requirements governing the establishment of branches and numerous other aspects of its operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders. All of our subsidiaries may be subject to examination by the Federal Reserve Board and the Federal Reserve Bank of Philadelphia even if not otherwise regulated by them, subject to certain conditions in the case of “functionally regulated subsidiaries,” such as broker/dealers and registered investment advisers.

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

Additional Activities. Bank holding companies and their banking and non-banking subsidiaries have traditionally been limited to the business of banking and activities that are closely related thereto. The Gramm-Leach-Bliley Act (“GLB Act”) expanded the provisions of the Bank Holding Company Act by including a section that permits bank holding companies to become financial holding companies (which we did effective September 15, 2010, while remaining a bank holding company) and permits them to engage in a wider range of financial activities. A financial holding company is permitted to engage in a wide variety of activities deemed to be “financial in nature” including lending, exchanging, transferring, investing for others, or safeguarding money or securities, providing financial, investment or economic advisory services and underwriting, dealing in, or making a market in securities.

Capital Adequacy. The Company and MBB operate under the Basel III capital adequacy standards adopted by the federal bank regulatory agencies effective on January 1, 2015. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). The requirements include a 6% minimum Tier 1 risk-based ratio (8% to be considered well-capitalized). Tier 1 Capital consists of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles. The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for credit losses on loans and leases, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities. At December 31, 2017, the Company’s Tier 1 Capital and total capital ratios were 19.37% and 20.62%, respectively.

The capital standards require a minimum Tier 1 leverage ratio of 4%. The capital requirements also now require a new common equity Tier 1 risk-based capital ratio with a required minimum of 4.5% (6.5% to be considered well-capitalized). The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. MBB is subject to similar capital standards. At December 31, 2017, the Company’s leverage and common equity ratios were 17.25% and 18.22%, respectively.

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

In September 2017, the federal banking agencies proposed a rule that would simplify certain aspects of the capital rules with the goal of reducing regulatory burdens on community banks while maintaining safety and soundness and the quality and quantity of regulatory capital in the banking system. Any changes in the capital rules would apply primarily to banking organizations that are not subject to the advanced approaches capital rules. In anticipation of these possible changes, in October 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 for certain items. The final rule extends the 2017 capital regulatory treatment for mortgage servicing assets; deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks; significant investments in the capital of unconsolidated financial institutions in the form of common stock; non-significant investments in the capital of unconsolidated financial institutions; significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock; and common equity tier 1 minority interest, tier 1 minority interest, and total capital minority interest exceeding the capital rules’ minority interest limitations. This extension would apply only to non-advanced approaches banking organizations.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. MBB’s Tier 1 Capital balance was $145.3 million at December 31, 2017, resulting in a Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and a total risk-based capital ratio of 14.81%, 15.21%, 15.21% and 16.46%, respectively, which exceeded the regulatory requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.46% at December 31, 2017 exceeded the threshold for well-capitalized status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

Federal Deposit Insurance. Under the Federal Deposit Insurance Reform Act of 2005, as amended by the Dodd-Frank Act, the FDIC changed its risk-based premium system for FDIC deposit insurance, providing for quarterly assessments of FDIC-insured institutions based on their respective rankings in one of four risk categories depending upon their examination ratings and capital ratios. Beginning in 2011, the FDIC assessment base changed from total domestic deposits to consolidated total assets minus tangible equity capital, defined as Tier 1 Capital. Institutions in FDIC-assigned Risk Categories II, III and IV are assessed premiums at progressively higher rates.

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

These proposals could substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates and financial product offerings and disclosures, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot determine the ultimate effect that potential legislation, if enacted, or any regulations issued to implement it, would have on the Company or MBB.

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

Our principal competitors in the small-ticket equipment leasing market are independent finance companies, local and regional banks and, to a lesser extent, in the case of our national accounts channels, national providers of equipment lease financing, some of which are national banks with leasing divisions. Many of our national competitors are substantially larger than we are and generally focus on larger ticket transactions and in some cases international programs. We compete on the quality of service we provide to our origination partners and small business customers. With the introduction of our working capital solution, Funding Stream, we also compete with FinTech lenders. We have encountered and will continue to encounter significant competition.

Employees

As of December 31, 2017, we employed 330 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

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

If we inaccurately assess the creditworthiness of our small business customers, we may experience a higher number of lease and loan defaults, which may restrict our access to funding and reduce our earnings. We specialize in leasing equipment and providing working capital to small and mid-sized businesses. Small and mid-sized businesses may be more vulnerable than large businesses to economic downturns, as they typically depend on the management talents and efforts of one person or a small group of persons and often need substantial additional capital to expand or compete. Small and mid-sized business leases and loans, therefore, may entail a greater risk of delinquencies and defaults than leases and loans entered into with larger leasing customers. In addition, there is typically only limited publicly available financial and other information about small and mid-sized businesses and they often do not have audited financial statements. Accordingly, in making credit decisions, our underwriting guidelines rely upon the accuracy of information about these small and mid-sized businesses obtained from the small and mid-sized business owner and/or third-party sources, such as credit reporting agencies. If the information we obtain from small and mid-sized business owners and/or third-party sources is incorrect or fraudulent, our ability to make appropriate credit decisions will be impaired. If we inaccurately assess the creditworthiness of our small business customers, we may experience a higher number of lease and loan defaults and related decreases in our earnings. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negatively impact our operating results, brand and reputation and require us to take steps to reduce fraud risk, which could increase our costs.

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

We may be required to raise additional capital in the future, but that capital may not be available when it is needed. We are required by regulatory authorities to maintain adequate levels of capital to support our operations. The Dodd-Frank Act sets a statutory floor for risk-based and leverage capital standards, and U.S. regulatory capital rules broadly establish minimum regulatory capital requirements. See “Supervision and Regulation – Capital Adequacy” above. We may at some point need to raise additional capital to support our operations. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, we may become subject to adverse regulatory actions or restrictions, and limitations on growth of our operations. In addition, if we decide to raise additional equity capital, our shareholders’ interests in us could be diluted.

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

Government regulation significantly affects our business. The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. Since becoming a bank holding company on January 13, 2009, we have been subject to regulation by the Federal Reserve Board and the Federal Reserve Bank of Philadelphia and subject to the Bank Holding Company Act. Our bank subsidiary, MBB, is also subject to regulation by the Federal Reserve Board, the Federal Reserve Board of San Francisco, and the Utah Department of Financial Institutions. Such regulation affects lending practices, capital structure, investment practices, dividend policy and growth.

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

The Dodd-Frank Act added sweeping deposit insurance provisions. Deposit insurance assessments are now based upon a bank’s average consolidated total assets minus its average tangible equity, rather than upon its deposit base. The changes also made the temporary $250,000 deposit insurance limit permanent, and expanded the FDIC’s authority to raise insurance premiums by setting a target ratio as high as the FDIC determines to be appropriate. The Dodd-Frank Act also restricts proprietary trading and the derivatives activities of banks and their affiliates.

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

The current administration and members of Congress have publicly disclosed proposals to change certain laws and regulations affecting the financial services industry. In addition, proposals to change financial services laws and regulations are frequently introduced at the state level. The likelihood and timing of any such changes and the impact such changes may have on us cannot be determined with any certainty.

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

The Dodd-Frank Act required the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. Future increases in assessments may decrease our earnings and could have a material effect on the value of, or market for, our common stock.

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

If we are unable to effectively execute our business strategy, we may suffer material operating losses. Our financial position, liquidity and results of operations depend on management’s ability to execute our business strategy and navigate through the ongoing challenging economic environment. Key factors involved in the execution of this strategy include achieving the desired volume of leases and loans of suitable yield and credit quality, effectively managing those leases and loans and obtaining appropriate funding. Accomplishing such a result on a cost-effective basis is largely a function of our marketing capabilities, our management of the leasing process, our credit underwriting guidelines, our ability to provide competent, attentive and efficient servicing to our origination partners and our small business customers, our ability to execute effective credit risk management and collection techniques, our access to financing sources on acceptable terms and our ability to attract and retain high quality employees in all areas of our business. Failure to manage effectively these and other factors related to our business strategy and our overall operations may cause us to suffer material operating losses.

If we cannot effectively compete within the equipment leasing industry, we may be unable to increase our revenues or maintain our current levels of operations. The business of small-ticket equipment leasing is highly fragmented and competitive. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases and loans with yields that are lower than those we use to price our leases and loans, potentially forcing us to decrease our yields or lose origination volume. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to establish more origination partner and small business customer relationships and increase their market share. The barriers to entry are relatively low with respect to our business and, therefore, new competitors could enter the business of small-ticket equipment leasing at any time. The companies that typically provide financing for large-ticket or middle-market transactions could begin competing with us on small-ticket equipment leases. If this occurs, or we are unable to compete effectively with our competitors, we may be unable to sustain our operations at their current levels or generate revenue growth.

If we cannot maintain our relationships with origination partners, our ability to generate lease and loan transactions and related revenues may be significantly impeded. We have formed relationships with thousands of origination partners, comprised primarily of independent equipment dealers. We rely on these relationships to generate lease and loan applications and originations. Most of these relationships are not formalized in written agreements and those that are formalized by written agreements are typically terminable at will. Our typical relationship does not commit the origination partner to provide a minimum number of lease and loan transactions to us nor does it require the origination partner to direct all of its lease and loan transactions to us. The decision by a significant number of our origination partners to refer their leasing transactions to another company could impede our ability to generate lease and loan transactions and related revenues.

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

The termination or interruption of, or a decrease in volume under, our property insurance program would cause us to experience lower revenues and may result in a significant reduction in our net income. Our customers are required to obtain all-risk property insurance for the replacement value of financed equipment. Each customer has the option of either delivering a certificate of insurance listing us as loss payee under a commercial property policy issued by a third-party insurer or satisfying such insurance obligation through our insurance program. Under our program, the customer pays for coverage under a master property insurance policy written by a national third-party insurer (our “primary insurer”) with whom our captive insurance subsidiary, AssuranceOne, has entered into a 100% reinsurance arrangement. Termination or interruption of our program could occur for a variety of reasons, including: (1) adverse changes in laws or regulations affecting our primary insurer or AssuranceOne; (2) a change in the financial condition or financial strength ratings of our primary insurer or AssuranceOne; (3) negative developments in the loss reserves or future loss experience of AssuranceOne, which render it uneconomical for us to continue the program; (4) termination or expiration of the reinsurance agreement with our primary insurer, coupled with an inability by us to identify quickly and negotiate an acceptable arrangement with a replacement carrier; or (5) competitive factors in the property insurance market. If there is a termination or interruption of this program or if fewer small business customers elected to satisfy their insurance obligations through our program, we would experience lower revenues and our net income may be reduced.

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

Customer complaints or negative publicity could result in a decline in our customer growth and our business could suffer. Our reputation is important to attract new customers as well as to obtain repeat business from existing customers. There can be no assurance that we will continue to maintain a good relationship with our customers or avoid negative publicity. Any damage to our reputation, whether arising from our conduct of business, negative publicity, regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and New York Stock Exchange listing requirements, security breaches or otherwise could have a material adverse effect on our business.

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

Future sales of our common stock by a certain large shareholder could adversely affect the market price of our common stock. A substantial number of shares of our common stock could be sold into the public market pursuant to a shelf registration statement on Form S-3 (No. 333-128329) that became effective on December 19, 2005. As of December 31, 2017, this large shareholder owned 3,001,925 shares of our common stock. The sale of all or a portion of these shares into the public market, or the perception that such a sale could occur, could adversely affect the market price of our common stock.

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

At December 31, 2017, we operated from eight leased facilities including our executive office facility, branch offices and the headquarters of MBB. Our Mount Laurel, New Jersey executive offices are housed in a leased facility of approximately 50,000 square feet under a lease that expires in May 2020. In addition, we have a regional office in Johns Creek, Georgia (a suburb of Atlanta). Our Georgia office is 3,085 square feet and the lease expires in June 2019. The headquarters of MBB in Salt Lake City, Utah is 4,399 square feet and the lease expires in December 2020. We also lease office space in Philadelphia, Pennsylvania; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Denver, Colorado; and Plymouth, Michigan on a month-to-month basis.

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

	2017			2016
	High	Low	Cash Dividends	High	Low	Cash Dividends
First Quarter	$26.65	$20.50	$0.14	$15.74	$13.59	$0.14
Second Quarter	$26.30	$23.65	$0.14	$16.30	$14.17	$0.14
Third Quarter	$29.15	$24.50	$0.14	$19.38	$16.27	$0.14
Fourth Quarter	$29.70	$21.90	$0.14	$22.55	$17.20	$0.14

Dividend Policy

On October 26, 2017, Marlin Business Services Corp. declared its twenty-fifth regular quarterly dividend. The dividend of $0.14 per share of common stock was paid on November 16, 2017 to holders of our common stock as of November 6, 2017.

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

Number of Record Holders

There were 288 holders of record of our common stock at February 27, 2018. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

The number of shares of common stock repurchased by the Company under the 2017 Repurchase Plan during the fourth quarter of 2017 and the average price paid per share is as follows:

Time Period	Number of Shares Purchased	Average Price Paid Per Share(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	6,800	$21.40	$9,254,512
November 1, 2017 to November 30, 2017	56,920	$23.75	$7,902,789
December 1, 2017 to December 31, 2017	—	$—	$7,902,789

Total for the quarter ended December 31, 2017	63,720	$23.50	$7,902,789

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, the “Equity Plans”), participants may have shares withheld to cover income taxes. There were 871 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during the three-month period ended December 31, 2017, at an average cost of $24.58 per share.

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the SNL Specialty Lender Index for the period commencing on December 31, 2012 and ending on December 31, 2017. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2012 in each of the following: the Company’s common stock, the Russell 2000 Index and the SNL Specialty Lender Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

Total Return Performance

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Marlin Business Services Corp.	100.00	138.07	115.14	105.41	142.07	155.84
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
SNL Specialty Lender Index	100.00	150.57	150.89	123.47	139.53	166.26

Source : S&P Global Market Intelligence

© 2017

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years ended December 31, 2017 has been derived from the consolidated financial statements. The selected financial data should be read together with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per-share data)
Statement of Operations Data:
Interest and fee income	$102,319	$90,252	$81,953	$81,684	$77,075
Interest expense	11,180	7,778	5,696	4,965	4,545

Net interest and fee income	91,139	82,474	76,257	76,719	72,530
Provision for credit losses	18,394	12,414	9,995	9,116	9,617

Net interest and fee income after provision for credit losses	72,745	70,060	66,262	67,603	62,913
Loss on derivatives	—	—	—	—	(2)
Insurance and other income	16,732	9,758	7,809	7,077	6,600

Other expense:
Salaries and benefits	37,569	31,912	31,174	26,628	27,680
General and administrative	28,272	19,523	17,451	15,606	14,725
Financing related costs	—	85	218	1,174	1,106

Other expense	65,841	51,520	48,843	43,408	43,511

Income before income taxes	23,636	28,298	25,228	31,272	26,000
Income tax expense (benefit)	(1,656)	11,019	9,262	11,922	9,769

Net income	$25,292	$17,279	$15,966	$19,350	$16,231

Basic earnings per share	$2.02	$1.38	$1.25	$1.50	$1.26
Diluted earnings per share	$2.01	$1.38	$1.25	$1.49	$1.25
Cash dividends declared per share	$0.56	$0.56	$2.53	$0.47	$2.42

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per-share data)
Operating Data:
Total number of finance receivables originated	32,189	27,583	25,307	24,228	25,712
Total finance receivables originated	$629,445	$504,282	$381,071	$334,835	$349,461
Average total finance receivables(1)	$846,743	$720,060	$636,790	$602,923	$540,717
Weighted average interest rate (implicit) on new finance receivables originated(2)	11.98%	11.67%	11.13%	11.14%	12.03%
Interest income as a percent of average total finance receivables(1)	10.33%	10.38%	10.47%	11.07%	11.78%
Interest expense as percent of average interest-bearing liabilities	1.43%	1.20%	1.02%	0.93%	0.99%

Portfolio Asset Quality Data:
Total finance receivables, end of period(1)	$911,242	$793,285	$679,738	$627,922	$595,253
Delinquencies greater than 60 days past due(3)	0.55%	0.46%	0.41%	0.51%	0.47%
Allowance for credit losses	$14,851	$10,937	$8,413	$8,537	$8,467
Allowance for credit losses to total finance receivables, end of period(1)	1.63%	1.38%	1.24%	1.36%	1.42%
Charge-offs, net	$14,480	$9,890	$10,119	$9,046	$7,638
Ratio of net charge-offs to average total finance receivables(1)	1.71%	1.37%	1.59%	1.50%	1.41%

Operating Ratios:
Efficiency ratio(4)	61.04%	55.77%	57.84%	50.40%	53.59%
Return on average total assets	2.59%	2.08%	2.11%	2.64%	2.45%
Return on average stockholders’ equity	15.38%	11.15%	9.49%	11.47%	9.31%

Balance Sheet Data:
Cash and cash equivalents	$67,146	$61,757	$60,129	$110,656	$85,653
Restricted interest-earning deposits with banks	$—	$—	$216	$711	$1,273
Net investment in leases and loans	$914,420	$796,717	$682,432	$629,507	$597,075
Total assets	$1,040,160	$892,158	$772,984	$758,449	$702,207
Deposits	$809,315	$697,357	$587,940	$550,119	$503,038
Total liabilities	$860,511	$729,869	$622,846	$584,485	$539,169
Total stockholders’ equity	$179,649	$162,289	$150,138	$173,964	$163,038

(1)	Total finance receivables include net investment in direct financing leases and loans. For purposes of asset quality and allowance calculations the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred, are excluded from total finance receivables.
(2)	Excludes initial direct costs and fees deferred.
(3)	Calculated as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(4)	Salaries, benefits, general and administrative expense divided by net interest and fee income, insurance and other income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Founded in 1997, we are a nationwide provider of credit products and services to small and mid-sized businesses. The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment (including Transportation Finance Group (“TFG”) assets) and working capital loans. We access our small business customers primarily through origination partners consisting of independent commercial equipment dealers, various national account programs, through direct solicitation of our small business customers and through relationships with select lease and loan brokers. We use both a telephonic direct sales model and, for strategic larger accounts, outside sales executives to market to our origination partners and small business customers. Through these origination partners, we are able to cost-effectively access small business customers while also helping our origination partners obtain financing for their customers.

Our leases are fixed-rate transactions with terms generally ranging from 36 to 60 months. At December 31, 2017, our lease portfolio consisted of approximately 91,000 accounts with an average original term of 48 months and average original transaction size of approximately $16,000.

During the first quarter of 2015, the Company launched Funding Stream, a new, flexible loan program of MBB. Funding Stream is tailored to the small business market to provide customers a convenient, hassle free alternative to traditional lenders and access to capital to help grow their businesses.

At December 31, 2017, we have $1,040.2 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $914.4 million at December 31, 2017.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the year ended December 31, 2017, our net credit losses were 1.71% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under generally accepted accounting principles in the United States (“U.S. GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 70% of our lease portfolio at December 31, 2017 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed-rate FDIC-insured deposits, and money market demand accounts raised nationally by MBB.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of December 31, 2017 total MBB deposits were $809.3 million compared to $697.4 million at December 31, 2016. We had no outstanding secured borrowings as of December 31, 2017 and December 31, 2016. In the future MBB may elect to offer other products and services to the Company’s customer base.

Fixed rate leases may be financed with variable-rate funding sources, therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates.

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active derivatives at December 31, 2017.

As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

On January 13, 2009, Marlin Business Services Corp. became a bank holding company and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Board and the Federal Reserve Bank of Philadelphia. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets and deferred tax liabilities of $4.5 million and $14.7 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $10.2 million for the year ended December 31, 2017. While we have substantially completed our provisional analysis of the income tax effects of the TCJA and recorded a reasonable estimate of such effects, the net one-time charge related to the TCJA may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, actions and related accounting policy decisions we may take as a result of the TCJA. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Additional information is provided in Note 13, Income Taxes in the accompanying Notes to Consolidated Financial Statements.

Stock Repurchase Plan

On July 29, 2014, the Company’s Board of Directors approved the 2014 Repurchase Plan, under which, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock. On May 30, 2017, the Company’s Board of Directors approved the 2017 Repurchase Plan to replace the 2014 Repurchase Plan. Under the 2017 Repurchase Plan, the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market or in block trades. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.

During the year ended December 31, 2017, the Company purchased 87,210 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $24.05 per share and 58,914 shares of its common stock under the 2014 Repurchase Plan at an average cost of $25.09 per share.. As of December 31, 2017, the maximum approximate dollar value of shares that may yet be purchased under the 2017 Stock Repurchase Plan is approximately $7.9 million.

In addition to the repurchases described above, pursuant to the Equity Plans, participants may have shares withheld to cover income taxes. There were 38,139 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Equity Plan during the year ended December 31, 2017, at an average cost of $24.27 per share.

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

Allowance for credit losses. In accordance with the Contingencies Topic of the Financial Accounting Standards Board (the “FASB”) ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. We identify portfolio segments, which represent the level at which we develop and document a systematic methodology to determine the allowance for credit losses. As of December 31, 2017, we have identified four segments, which consist of equipment lease and loan, Funding Stream, TFG, and Community Reinvestment Act (“CRA”) loans, which all methodologies are evaluated on a pooled basis, due to their composition of similar accounts with similar general credit risk characteristics, diversified among industry, geography, equipment type (if applicable), obligor and vendor (if applicable). The Company has determined there to be one class of financing receivable within each portfolio segment as finance receivables of each segment contain the same initial measurement attributes, risk characteristics, and has the same method for monitoring and assessing credit risk within the segment.

Each segment generally considers both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors for the equipment lease and loan segment include a migration analysis stratified by industry classification, historic delinquencies and charge-offs, and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. A loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of loss, is applied to the migration results to develop an estimate of losses inherent in the portfolio at the reporting period. Quantitative factors for the TFG and Funding Stream segments include establishing a loss curve based on historical analysis of net charge-offs. The loss curve technique is used to estimate the likelihood and timing of when an account will charge-off relative to the month in which it was funded. An LEP is applied to the loss curve results to develop an estimate of losses inherent in the portfolio at the reporting period. The TFG and Funding Stream segments utilize different assumptions for the historical charge-offs and loss emergence which is based on analysis specific to each segment. The CRA loan segment quantitative factor includes the analysis of historical losses that are used in conjunction with an LEP to develop a quantitative allowance for credit losses. As part of all of our quantitative analyses for each segment we may also consider specifically identified pools of equipment leases or loans separately from the quantitative analysis, whenever certain identified pools are not expected to perform consistently with their credit characteristics or the portfolio segment as a whole. These lease and loan pools may be analyzed for impairment separately quantitative analysis and a specific reserve established.

Qualitative factors that may result in further adjustments to the quantitative analyses include items such as changes in the composition of our lease and loan portfolio segments (including geography, industry, equipment type and vendor source), seasonality, economic or business conditions and other external factors, business practices or policies at the reporting date that are different from the periods used in the quantitative analyses and changes in experience and ability of leasing and lending management and other relevant staff. The total net adjustments due to all qualitative factors decreased the allowance for credit losses by approximately $0.3 million at December 31, 2017. There were no adjustments due to qualitative factors at December 31, 2016.

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

Our projections of probable net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws, and other factors could impact our actual and projected net credit losses and the related allowance for credit losses. Actual losses may vary from current estimates.

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

The periods subject to general examination for the Company’s federal return include the 2014 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2014 through the present are subject to examination.

The Company records penalties and accrued interest related to taxes in income tax expense. Uncertain tax positions are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on merits of the position. As of December 31, 2017 and 2016, there are no unrecognized tax benefits, and we did not have any accrued interest and penalties.

Other Income. Other income includes various administrative transaction fees, insurance policy fees, fees received from referral of leases to third parties, and gain on sale of leases and servicing fees, recognized as earned. Effective third quarter 2016, on a prospective basis, the insurance policy fees are recognized in the Consolidated Statements of Operations in “Other income” and for all previous annual and interim periods are recorded net in “Insurance premiums written and earned.” Selected major components of other income for the year ended December 31, 2017 included $2.5 million of referral income, $1.8 million of insurance policy fees, and $3.7 million gain on the sale of leases and servicing fee income. Selected major components of other income for the year ended December 31, 2016 included $0.5 million of referral income, $0.8 million of insurance policy fees, and $0.7 million gain on the sale of leases and servicing fee income. Selected major components of other income for the year ended December 31, 2015 included $0.4 million of referral income and $0.1 million gain on the sale of leases and servicing fee income.

Insurance Premiums Written and Earned. Insurance premiums written and earned are recognized over the term of the policy, which is month to month. Since the policy’s premiums are recognized month to month, there is no unearned premium on the Consolidated Balance Sheets as these are fully recognized through the Consolidated Statements of Operations in the month written. For all annual and interim periods, second quarter 2016 and prior, income and expense related to insurance premiums written and earned, insurance policy fees, deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses is recorded within the “Insurance premiums written and earned” line on the Consolidated Statement of Operations. Effective third quarter 2016, on a prospective basis, only insurance premium written and earned was recorded to that line. Effective third quarter 2016, on a prospective basis, insurance policy fees were recorded to “Other income” and deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses were recorded in “General and administrative” expense. For the years ended December 31, 2017, 2016, and 2015, insurance premiums written and earned were $7.2 million, $6.2 million, and $5.5 million respectively.

Insurance Program Deferred Acquisition Costs. Deferred acquisitions costs represent the fees paid to a third-party insurance company. Effective third quarter 2016, on a prospective basis, the costs are recognized on the Consolidated Statements of Operations in “General and administrative” expense and for all previous interim and annual periods are recognized net in “Insurance premiums written and earned.” For each of the years ended December 31, 2017, 2016, and 2015, the Company recognized deferred acquisition costs $0.9 million, $0.7 million, and $0.8 million, respectively. Since the policy’s premiums are recognized on a month to month basis, there is no deferred acquisition costs on the Consolidated Balance Sheet as these are fully recognized through the Consolidated Statements of Operations in the month written.

Provision for Unpaid Losses and Loss Adjustment Expenses. The Company records a provision for insurance losses and loss adjustment expenses. Effective third quarter 2016, on a prospective basis, the expense was recorded in “General and administrative” expense on the Consolidated Statements of Operations and for all previous annual and interim periods is recorded net in “Insurance premiums written and earned.” The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported (“IBNR”). These estimates are continually reviewed and are subject to the impact of future changes in such factors as claim severity and frequency. Loss and loss expenses are paid when advised by the third-party insurance company. Outstanding losses comprise estimates of the amount of reported losses and loss expenses received from the third-party insurance company plus a provision for losses IBNR. IBNR is determined with the assistance of a third-party actuary. For each of the years ended December 31, 2017, 2016, and 2015, the Company recognized provision for unpaid losses and loss adjustment expenses of $0.8 million, $0.6 million, and $0.4 million, respectively.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2017 and 2016

Net income. Net income of $25.3 million was reported for the year ended December 31, 2017, resulting in diluted earnings per share of $2.01, compared to net income of $17.3 million and diluted earnings per share of $1.38 for the year ended December 31, 2016. The increase is primarily due to $12.1 million increase in interest and fee income on higher average interest earning assets, $7.0 million increase in Other income on expanded capital markets activities and increased gains on sales of leases and loans, and $12.7 million decrease in tax expense primarily due to revaluation of deferred tax assets and liabilities associated with the TCJA. These increases in net income were partially offset by increase in interest expense of $3.4 million on increasing cost of funds and higher average deposit balances, an increase of $6.0 million in the Allowance for Credit losses, and $14.3 million increase in other expense.

Return on average assets was 2.59% for the year ended December 31, 2017, compared to a return of 2.08% for the year ended December 31, 2016. Return on average equity was 15.38% for the year ended December 31, 2017, compared to a return of 11.15% for the year ended December 31, 2016.

Overall, our average net investment in total finance receivables for the year ended December 31, 2017 increased 17.6% to $846.7 million, compared to $720.1 million for the year ended December 31, 2016. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at December 31, 2017 was $914.4 million, an increase of 14.8% from $796.7 million at December 31, 2016.

During the year ended December 31, 2017, we generated 32,189 new leases and loans in the amount of $629.4 million, compared to 27,583 new leases and loans in the amount of $504.3 million originated for the year ended December 31, 2016. Approval rates decreased from 58% at December 31, 2016 to 56% at December 31, 2017.

For the year ended December 31, 2017 compared to the year ended December 31, 2016, net interest and fee income increased $8.6 million, or 10.4%, primarily due $12.8 million increase in interest income offset by a $0.6 million decrease in fee income and a $3.4 million increase in interest expense. The provision for credit losses increased $6.0 million, or 48.4%, to $18.4 million for the year ended December 31, 2017 from $12.4 million for the year ended December 31, 2016, due to increased delinquency and charge-offs and to a lesser extent growth in the portfolio, and an additional $0.5 million for estimated inherent credit losses from the areas hardest hit by Hurricane Harvey and Hurricane Irma during third quarter 2017.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017			2016
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$81,249	$646	0.80%	$73,458	$185	0.25%
Time deposits	8,704	110	1.26	8,872	108	1.22
Restricted interest-earning deposits with banks	—	—	—	62	—	0.08
Securities available for sale	8,778	173	1.97	6,171	141	2.29
Net investment in leases(2)	806,677	77,084	9.56	703,423	69,699	9.91
Loans receivable(2)	40,066	9,442	23.57	16,637	4,576	27.51

Total interest-earning assets	945,474	87,455	9.25	808,623	74,709	9.24

Non-interest-earning assets:
Cash and due from banks	2,283			2,675
Intangible assets	729			—
Goodwill	705			—
Property and equipment, net	4,005			3,731
Property tax receivables	8,063			4,100
Other assets(3)	13,730			10,719

Total non-interest-earning assets	29,515			21,225

Total assets	$974,989			$829,848

Interest-bearing liabilities:
Certificate of Deposits(4)	$732,772	$10,654	1.45%	$595,148	$7,471	1.26%
Money Market Deposits(4)	44,954	526	1.17	52,253	307	0.59

Total interest-bearing liabilities	777,726	11,180	1.43	647,401	7,778	1.20

Non-interest-bearing liabilities:
Sales and property taxes payable	5,054			4,717
Accounts payable and accrued expenses	14,224			6,303
Net deferred income tax liability	13,534			16,478

Total non-interest-bearing liabilities	32,812			27,498

Total liabilities	810,538			674,899
Stockholders’ equity	164,451			154,949

Total liabilities and stockholders’ equity	$974,989			$829,848

Net interest income		$76,275			$66,931

Interest rate spread(5)			7.82%			8.03%
Net interest margin(6)			8.07%			8.28%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.57%			124.90%

(1)	Average balances were calculated using average daily balances.

(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(3)	Includes operating leases.
(4)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2017 Compared To Year Ended December 31, 2016
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$19	$442	$461
Time Deposits	(1)	3	2
Securities available for sale	53	(21)	32
Net investment in leases	9,938	(2,553)	7,385
Loans receivable	5,607	(741)	4,866
Total interest income	12,658	88	12,746

Interest expense:
Certificate of Deposits	1,890	1,293	3,183
Money Market Deposits	(48)	267	219
Total interest expense	1,721	1,681	3,402

Net interest income	$11,078	$(1,734)	$9,344

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Interest income	$87,455	$74,709
Fee income	14,864	15,543

Interest and fee income	102,319	90,252
Interest expense	11,180	7,778

Net interest and fee income	$91,139	$82,474

Average total finance receivables(1)	$846,743	$720,060

Percent of average total finance receivables:
Interest income	10.33%	10.38%
Fee income	1.76	2.16

Interest and fee income	12.09	12.54
Interest expense	1.32	1.08

Net interest and fee margin	10.77%	11.46%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $8.6 million, or 10.4%, to $91.1 million for the year ended December 31, 2017 from $82.5 million for the year ended December 31, 2016. The net interest and fee margin was 10.77% and 11.46% for the years ended December 31, 2017 and December 31, 2016, respectively.

Interest income, net of amortized initial direct costs and fees, increased $12.8 million, or 17.1%, to $87.5 million for the year ended December 31, 2017 from $74.7 million for the year ended December 31, 2016. The increase in interest income was principally due to a 17.6% increase in average total finance receivables, which increased $126.6 million to $846.7 million at December 31, 2017 from $720.1 million at December 31, 2016. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The weighted average implicit interest rate on new finance receivables increased 31 basis point to 11.98% for the year ended December 31, 2017, from 11.67% for the year ended December 31, 2016.

Fee income decreased $0.6 million, or 3.9%, to $14.9 million for the year ended December 31, 2017 from $15.5 million for the year ended December 31, 2016. Fee income included approximately $3.6 million of net residual income for the year ended December 31, 2017 and $4.1 million for the year ended December 31, 2016.

Fee income also included approximately $9.0 million in late fee income for the year ended December 31, 2017, which decreased 3.2%, compared to $9.3 million for the year ended December 31, 2016.

Fee income, as a percentage of average total finance receivables, decreased 40 basis points to 1.76% for the year ended December 31, 2017 from 2.16% for the year ended December 31, 2016. Late fees remained the largest component of fee income at 1.06% as a percentage of average total finance receivables for the year ended December 31, 2017, compared to 1.29% for the year ended December 31, 2016. As a percentage of average total finance receivables, net residual income was 0.43% for the year ended December 31, 2017, compared to 0.57% for the year ended December 31, 2016.

Interest expense increased $3.4 million to $11.2 million, or 1.43% as a percentage of average deposits, for the year ended December 31, 2017 from $7.8 million, or 1.20% as a percentage of average deposits, for the year ended December 31, 2016. The increase was almost equally due to increases in rate and average balance of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 24 basis points to 1.32% for the year ended December 31, 2017, from 1.08% for the year ended December 31, 2016. The average balance of deposits was $777.7 million and $647.4 million for the years ended December 31, 2017 and December 31, 2016, respectively.

For the year ended December 31, 2017 and December 31, 2016, there were no borrowings outstanding. (See Liquidity and Capital Resources in this Item 7).

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises time deposits through a variety of sources including: directly from customers, through the use of on-line listing services, and through the use of deposit brokers. At December 31, 2017, brokered certificates of deposit represented approximately 55.2% of total deposits, while approximately 40.0% of total deposits were obtained from direct channels, and 4.8% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.8 million to $7.2 million for the year ended December 31, 2017 from $6.4 million for the year ended December 31, 2016, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size. For all annual and interim periods, second quarter 2016 and prior, income and expense related to insurance premiums written and earned, insurance policy fees, deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses is recorded within the “Insurance premiums written and earned” line on the Consolidated Statement of Operations. Effective third quarter 2016, on a prospective basis, only insurance premiums written and earned were recorded to that line. Effective third quarter 2016, on a prospective basis, insurance policy fees were recorded to “Other income” and deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses were recorded in the “General and administrative” expense line.

Other income. Other income increased $6.2 million to $9.6 million for the year ended December 31, 2017 from $3.4 million for the year ended December 31, 2016. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties, and gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the year ended December 31, 2017 included $2.5 million of referral income, $1.8 million of insurance policy fees, and $3.7 million gain on the sale of leases and servicing fee income. In comparison, selected major components of other income for the year ended December 31, 2016 included $0.5 million of referral income, $0.8 million of insurance policy fees, and $0.7 million gain the on sale of leases and servicing fee income. Gain on sale of leases and servicing fee income and referral fee income increases are due to the Company’s expanded capital markets activities and capabilities.

Salaries and benefits expense. Salaries and benefits expense increased $5.7 million, or 17.9%, to $37.6 million for the year ended December 31, 2017 from $31.9 million for the year ended December 31, 2016. The increase was primarily due to an increase in total personnel and increased compensation related to increased origination volume. Salaries and benefits expense, as a percentage of average total finance receivables, was 4.44% for the year ended December 31, 2017 compared with 4.43% for the year ended December 31, 2016. Total personnel was 330 at December 31, 2017 compared to 318 at December 31, 2016.

General and administrative expense. General and administrative expense increased $8.8 million, or 45.1%, to $28.3 million for the year ended December 31, 2017 from $19.5 million for the year ended December 31, 2016. General and administrative expense as a percentage of average total finance receivables was 3.34% for the year ended December 31, 2017, compared to 2.71% for the year ended December 31, 2016.

Selected major components of general and administrative expense for the year ended December 31, 2017 included $3.5 million of premises and occupancy expense, $1.6 million of audit and tax compliance expense,

$3.3 million of data processing expense, $1.8 million of marketing expense, $1.2 million of FDIC insurance fees, a $4.2 million estimated charge for restitution expense in connection with MBB’s regulatory examination preliminary findings (See Note 10, Commitments and Contingencies, in the accompanying Notes to Consolidated Financial Statements), and $1.6 million of insurance related expenses which were recognized net in “Insurance premiums written and earned” in prior quarters. In comparison, selected major components of general and administrative expense for the year ended December 31, 2016 included $3.3 million of premises and occupancy expense, $1.4 million of audit and tax compliance expense, $2.4 million of data processing expense, $1.9 million of marketing expense, $0.7 million of FDIC insurance fees, and $0.7 million of insurance related expenses which were recognized net in “Insurance premiums written and earned” in prior quarters.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of our loan facility. There were no financing related costs for the year ended December 31, 2017, compared to $0.1 million for the year ended December 31, 2016.

Provision for credit losses. The provision for credit losses increased $6.0 million, or 48.4%, to $18.4 million for the year ended December 31, 2017 from $12.4 million for the year ended December 31, 2016. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

The increase in our provision for credit losses resulted from increased delinquency and charge-offs and to a lesser extent growth in the portfolio, and an additional $0.5 million for estimated inherent losses from the areas hardest hit by Hurricane Harvey and Hurricane Irma during third quarter 2017. This additional reserve is an estimate based on information currently available which includes information obtained from contacting affected customers. As of December 31, 2017, the Company did not have any charge-offs associated with Hurricane activity, however, the $0.5 million established reserve was still deemed appropriate at December 31, 2017.

Net charge-offs were $14.5 million for the year ended December 31, 2017, compared to $9.9 million for the year ended December 31, 2016. The increase in charge-offs was primarily due to a return to a more normalized credit environment and higher than expected charge-offs in the TFG channel and also partially due to an increase in portfolio size. Net charge-offs as a percentage of average total finance receivables increased to 1.71% during the year ended December 31, 2017, from 1.37% for the year ended December 31, 2016. The allowance for credit losses was $14.9 million and $10.9 million at December 31, 2017 and December 31, 2016, respectively.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax benefit of $1.7 million was recorded for the year ended December 31, 2017, compared to expense of $11.0 million for the year ended December 31, 2016. The decrease was primarily due to the Company’s revaluation of its deferred tax assets and liabilities at the new federal corporate tax rate of 21% resulting in a $12.7 million reduction in income tax expense and, to a lesser extent, excess tax benefits pertaining to share-based payment arrangements that were recognized in income tax expense instead of additional-paid-in-capital because of the January 1, 2017 adoption of ASU 2016-09. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately (7.0%) for the year ended December 31, 2017, compared to 38.9% for the year ended December 31, 2016. The change in effective tax rate is primarily due to the TCJA enacted December 22, 2017.

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

For the year ended December 31, 2016 compared to the year ended December 31, 2015, net interest and fee income increased $6.2 million, or 8.1%, primarily due to an $8.0 million increase in interest income and a $0.2 million increase in fee income, offset by a $2.1 million increase in interest expense. The provision for credit losses increased $2.4 million, or 24.0%, to $12.4 million for the year ended December 31, 2016 from $10.0 million for the year ended December 31, 2015, primarily due to growth in the portfolio. Other expenses increased $2.7 million, or 5.5%, for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016			2015
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$73,458	$185	0.25%	$90,538	$117	0.13%
Time deposits	8,872	108	1.22	5,264	60	1.14
Restricted interest-earning deposits with banks	62	—	0.08	671	—	0.01
Securities available for sale	6,171	141	2.29	5,903	128	2.17
Net investment in leases(2)	703,423	69,699	9.91	634,200	65,808	10.38
Loans receivable(2)	16,637	4,576	27.51	2,590	549	21.20

Total interest-earning assets	808,623	74,709	9.24	739,166	66,662	9.02

Non-interest-earning assets:
Cash and due from banks	2,675			2,232
Property and equipment, net	3,731			3,721
Property tax receivables	4,100			2,513
Other assets(3)	10,719			10,155

Total non-interest-earning assets	21,225			18,621

Total assets	$829,848			$757,787

Interest-bearing liabilities:
Certificate of Deposits(4)	$595,148	$7,471	1.26%	$512,751	$5,553	1.08%
Money Market Deposits(4)	52,253	307	0.59	48,123	143	0.30

Total interest-bearing liabilities	647,401	7,778	1.20	560,874	5,696	1.02

Non-interest-bearing liabilities:
Sales and property taxes payable	4,717			4,588
Accounts payable and accrued expenses	6,303			7,080
Net deferred income tax liability	16,478			16,993

Total non-interest-bearing liabilities	27,498			28,661

Total liabilities	674,898			589,535
Stockholders’ equity	154,949			168,252

Total liabilities and stockholders’ equity	$829,848			$757,787

Net interest income		$66,931			$60,966

Interest rate spread(5)			8.03%			8.00%
Net interest margin(6)			8.28%			8.25%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.90%			131.79%

(1)	Average balances were calculated using average daily balances.
(2)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(3)	Includes operating leases.

(4)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2016 Compared To Year Ended December 31, 2015
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(25)	$93	$68
Time Deposits	44	4	48
Securities available for sale	6	7	13
Net investment in leases	6,953	(3,062)	3,891
Loans receivable	3,818	209	4,027
Total interest income	6,385	1,662	8,047

Interest expense:
Certificate of Deposits	964	954	1,918
Money Market Deposits	13	151	164
Total interest expense	953	1,129	2,082

Net interest income	$5,747	$217	$5,964

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

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

Interest expense increased $2.1 million to $7.8 million, or 1.20% as a percentage of average deposits, for the year ended December 31, 2016 from $5.7 million, or 1.02% as a percentage of average deposits, for the year ended December 31, 2015. The increase was primarily due to increase in rate paid on interest-bearing liabilities and to a lesser degree, the increase in the average balances of interest-bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 19 basis points to 1.08% for the year ended December 31, 2016, from 0.89% for the year ended December 31, 2015. The average balance of deposits was $647.4 million and $560.9 million for the years ended December 31, 2016 and December 31, 2015, respectively.

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

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Average total finance receivables	$846,743	$720,060	$636,790
Salaries and benefits expense	37,569	31,912	31,174
General and administrative expense	28,272	19,523	17,451
Efficiency ratio (1)	61.04%	55.77%	57.84%
Percent of average total finance receivables:
Salaries and benefits	4.44%	4.43%	4.90%
General and administrative	3.34%	2.71%	2.74%

(1)	Represents expenses (salaries and benefits expense and general and administrative expense) divided by the sum of net interest and fee income, insurance income and other income.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have.

Finance Receivables and Asset Quality

Our net investment in leases and loans increased $117.7 million, or 14.8%, to $914.4 million at December 31, 2017, from $796.7 million at December 31, 2016. During 2017, we increased origination activity through continued development of our internal sales organization and through an acquisition of Horizon Keystone Financial (“HKF”). A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources in this Item 7.

The chart which follows provides our asset quality statistics for each of the five years ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$10,937	$8,413	$8,537	$8,467	$6,488
Provision for credit losses	18,394	12,414	9,995	9,116	9,617
Charge-offs:
Commercial loans:
Funding Stream	(1,219)	(455)	(14)	—	—
CRA	—	—	—	—	—
Equipment Finance (1)	(14,343)	(11,893)	(12,439)	(11,463)	(9,499)
TFG	(1,154)	(39)	—	—	—

Total charge-offs	(16,716)	(12,387)	(12,453)	(11,463)	(9,499)

Recoveries:
Commercial loans:
Funding Stream	121	93	—	—	—
CRA	—	—	—	—	— —
Equipment Finance (1)	2,066	2,404	2,334	2,417	1,861
TFG	49	—	—	—	—

Total recoveries	2,236	2,497	2,334	2,417	1,861

Net charge-offs	(14,480)	(9,890)	(10,119)	(9,046)	(7,638)

Allowance for credit losses, end of period	$14,851	$10,937	$8,413	$8,537	$8,467

Allowance to total loans(2)	1.63%	1.38%	1.24%	1.36%	1.42%
Net charge-offs to average loans(2)	1.71%	1.37%	1.59%	1.50%	1.41%

(1)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(2)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio each of the five years ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Commercial loans:
Funding Stream	$118	$66	$—	$—	$—
CRA	—	—	—	—	—
Equipment Finance (1)	3,023	2,176	1,677	1,742	1,665
TFG	42	—	—	—	—

Total non-accrual loans	3,183	2,242	1,677	1,742	1,665

Accruing loans past due 90 days or more:
Commercial loans:
Funding Stream	—	—	—	—	—
CRA	—	—	—	—	—
Equipment Finance (1)	—	—	—	—	—
TFG	—	—	—	—	—

Total accruing loans past 90 days or more	—	—	—	—	—

(1)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.

Net investments in leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At December 31, 2017 and December 31, 2016, there were no finance receivables past due 90 days or more and still accruing.

Funding Stream loans are generally placed in non-accrual status when they are 30 days past due and charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management. There were no Funding Stream loans past due 30 days or more and still accruing.

Net charge-offs for the year ended December 31, 2017 were $14.5 million, or 1.71% of average total finance receivables, compared to $9.9 million, or 1.37% of average total finance receivables, for the year ended December 31, 2016. The increase in charge-offs was primarily due to a return to a more normalized credit environment and higher than expected charge-offs in the TFG channel and also partially due to an increase in portfolio size.

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

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.55% at December 31, 2017, 0.46% at December 31, 2016 and 0.41% at December 31, 2015. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincorp.com.

In accordance with the Contingencies and Receivables Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. The factors and trends discussed above were included in the Company’s analysis to determine its allowance for credit losses. (See “Critical Accounting Policies.”)

Residual Performance

Our leases offer our small business customers the option to own the equipment at lease expiration. As of December 31, 2017, approximately 70% of our leases were one dollar purchase option leases, 29% were fair market value leases and less than 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of December 31, 2017, there were $26.9 million of residual assets retained on our Consolidated Balance Sheet, of which $22.6 million, or 84.8%, were related to copiers. As of December 31, 2016, there were $26.8 million of residual assets retained on our Consolidated Balance Sheet, of which $22.5 million, or 83.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2017 and 2016, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $3.6 million, $4.1 million and $3.8 million of net residual income for the years ended December 31, 2017, 2016 and 2015, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income, net of depreciation, totaled approximately $4.7 million, $5.0 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For the year ended December 31, 2017, the net loss on residual values disposed at end of term totaled $1.1 million compared to a net loss of $0.8 million and $0.5 million for the years ended December 31, 2016 and December 31, 2015, respectively. The primary driver of the changes was a shift in the mix of the amounts, types of disposition and age of equipment disposed at the end of the applicable lease term. Historically and currently, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the years ended December 31, 2017, 2016 and 2015, respectively.

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

On January 13, 2009, Marlin Business Services Corp. became a bank holding company and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Board and the Federal Reserve Bank of Philadelphia. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through our wholly-owned subsidiary, AssuranceOne.

On October 26, 2017, Marlin Business Services Corp. declared its twenty-fifth consecutive regular quarterly dividend. The dividend of $0.14 per share of common stock was paid on November 16, 2017 to holders of our common stock as of November 6, 2017.

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

At December 31, 2017, we have approximately $25.0 million of available borrowing capacity in addition to available cash and cash equivalents of $67.1 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB and additional borrowing capacity under the Federal Reserve Discount Window.

Net cash used in investing activities was $148.8 million for the year ended December 31, 2017, compared to net cash used in investing activities of $138.3 million for the year ended December 31, 2016 and $81.1 million for the year ended December 31, 2015. The decrease in cash flows from investing activities from 2016 to 2017 is primarily due to $124.8 million more of purchases of equipment for direct financing lease contracts partially offset by $47.5 more of proceeds from sale of leases originated for investment and $67.2 million more of principal collections on leases and loans due to higher average finance receivables. The decrease in cash flows from investing activities from 2015 to 2016 is primarily due to $125.4 million more of purchases of equipment for direct financing lease contracts partially offset by $5.1 million less in time deposits with banks and $43.4 million more of principal collections on leases and loans due to higher average finance receivables. Included in the purchases of equipment for direct financing lease contracts and funds used to originate loans was $12.0 million and $8.5 million of deferred initial direct costs and fees for the year ended December 31, 2015 and for the year ended December 31, 2014, respectively.

Net cash provided by financing activities was $101.3 million for the year ended December 31, 2017, compared to net cash provided by financing activities of $102.5 million for the year ended December 31, 2016 and net cash used in financing activities of $4.6 million for the year ended December 31, 2015. The increase in cash flows from financing activities from 2015 to 2016 is primarily due to a $71.6 million increase in deposits. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $52.9 million for the year ended December 31, 2017, compared to net cash provided by operating activities of $37.5 million for the year ended December 31, 2016 and $35.1 million for the year ended December 31, 2015. The increase in cash flows from operating activities from 2016 to 2017 is primarily due to an increase in the provision for credit loss, proceeds from sale of leases originated for sale, and change in other liabilities.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using certificates of deposit issued through MBB. Total cash and cash equivalents available as of December 31, 2017 totaled $67.1 million compared to $61.8 million at December 31, 2016.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC-insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of December 31, 2017 and December 31, 2016 totaled $8.1 million and $9.6 million, respectively.

Borrowings. Our primary borrowing relationships may require the pledging of eligible lease and loan receivables to secure amounts advanced. We had no aggregate outstanding secured borrowings at December 31, 2017 and December 31, 2016. Borrowings outstanding consist of the following:

	For the Twelve Months Ended December 31, 2017				As of December 31, 2017
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate(2)	Amount Outstanding	Weighted Average Rate(2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000

	$25,000		$—	—%	$—	—%	$25,000

(1)	Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2017, MBB had $33.6 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.
(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank. MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million.

Federal Reserve Discount Window. In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $33.6 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $37.8 million of net investment in leases pledged at December 31, 2017.

Bank Capital and Regulatory Oversight

On January 13, 2009, we became a bank holding company by order of the Federal Reserve Board and are subject to regulation under the Bank Holding Company Act. All of our subsidiaries may be subject to examination by the Federal Reserve Board and the Federal Reserve Bank of Philadelphia even if not otherwise regulated by the Federal Reserve Board. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of our election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits us to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through our wholly-owned subsidiary, AssuranceOne.

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

The capital standards require a minimum Tier 1 leverage ratio of 4%. The capital requirements also require a common equity Tier 1 risk-based capital ratio with a required minimum of 4.5% (6.5% to be considered well-

capitalized). The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. MBB is subject to similar capital standards.

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

At December 31, 2017, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 14.81%,15.21%, 15.21% and 16.46%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At December 31, 2017, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 17.25%,18.22%, 18.22% and 19.47%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at December 31, 2017 was $145.3 million, which exceeds the regulatory threshold for “well capitalized” status.

As an FDIC-insured state-chartered bank, MBB is subject to ongoing supervision and regular examination by state and federal banking agencies including the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions. In the course of these examinations, the banking regulators may identify issues and request further information from MBB. In 2017, MBB received letters from one of its banking regulators describing findings in connection with certain of MBB’s past payment processing practices related to the assessment of late fees. The Company and MBB reviewed the letters and the past practices and responded to the findings. The Company believes that the resolution of this matter will require the Company to pay restitution to customers. The Company estimated such resolution at $4.2 million, which was expensed and the related liability was recorded in the first quarter of 2017. However, the ultimate resolution of this matter could be materially different from the current estimate, including with respect to the timing, the exact amount of any required restitution or the possible imposition of any fines and penalties.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” herein.

Items Subsequent to December 31, 2017

The Company declared a dividend of $0.14 per share on February 1, 2018. The quarterly dividend, which amounted to a dividend payment of approximately $1.7 million, was paid on February 22, 2018 to shareholders of record on the close of business on February 12, 2018. It represents the Company’s twenty-sixth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to our scheduled maturities on our deposits, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of December 31, 2017 were as follows:

	Contractual Obligations as of December 31, 2017
Period Ending December 31,	Certificates of Deposits(1)	Borrowings	Contractual Interest Payments(2)	Operating Leases	Leased Facilities	Capital Leases	Total
	(Dollars in thousands)
2018	$334,366	$—	$9,512	$22	$1,574	$112	$345,586
2019	215,867	—	5,566	22	1,505	112	223,072
2020	120,966	—	2,874	6	681	112	124,639
2021	71,424	—	1,196	—	—	65	72,685
2022	28,087	—	287	—	—	—	28,374
Thereafter	—	—	—	—	—	—	—

Total	$770,710	$—	$19,435	$50	$3,760	$401	$794,356

(1)	Money market deposit accounts are not included. As of December 31, 2017, money market deposit accounts totaled $38.6 million.
(2)	Includes interest on certificates of deposits and borrowings.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements requiring disclosure at December 31, 2017.

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

Our earnings are sensitive to fluctuations in interest rates. Since the Company has no outstanding variable-rate borrowings as of December 31, 2017, it is not directly exposed to interest rate risk. However, there can be no assurance that we will be able to offset higher deposits costs with increased pricing of our assets. As such, the major sources of the Company’s interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationship between rate indices (basis risk).

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework (2013).

Management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework (2013).

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Marlin Business Services Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 9, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 9, 2018

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Marlin Business Services Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 9, 2018

We have served as the Company’s auditor since 2005.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$3,544	$4,055
Interest-earning deposits with banks	63,602	57,702

Total cash and cash equivalents	67,146	61,757
Time deposits with banks	8,110	9,605
Securities available for sale (amortized cost of $11.7 million and $6.1 million at December 31, 2017 and 2016, respectively)	11,533	5,880
Net investment in leases and loans:
Net investment in leases and loans, excluding allowance for credit losses	929,271	807,654
Allowance for credit losses	(14,851)	(10,937)

Total net investment in leases and loans	914,420	796,717
Intangible assets	1,128	—
Goodwill	1,160	—
Property and equipment, net	4,204	3,495
Property tax receivables	6,292	5,296
Other assets	26,167	9,408

Total assets	$1,040,160	$892,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$809,315	$697,357
Other liabilities:
Sales and property taxes payable	2,963	2,586
Accounts payable and accrued expenses	31,492	14,809
Net deferred income tax liability	16,741	15,117

Total liabilities	860,511	729,869

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,449,458 and 12,572,114 shares issued and outstanding at December 31, 2017 and 2016, respectively	124	126
Additional paid-in capital	82,588	83,505
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(96)	(138)
Retained earnings	97,035	78,798

Total stockholders’ equity	179,649	162,289

Total liabilities and stockholders’ equity	$1,040,160	$892,158

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per-share data)
Interest income	$87,455	$74,709	$66,662
Fee income	14,864	15,543	15,291

Interest and fee income	102,319	90,252	81,953
Interest expense	11,180	7,778	5,696

Net interest and fee income	91,139	82,474	76,257
Provision for credit losses	18,394	12,414	9,995

Net interest and fee income after provision for credit losses	72,745	70,060	66,262

Other income:
Insurance premiums written and earned	7,155	6,398	5,940
Other income	9,577	3,360	1,869

Other income	16,732	9,758	7,809

Other expense:
Salaries and benefits	37,569	31,912	31,174
General and administrative	28,272	19,523	17,451
Financing related costs	—	85	218

Other expense	65,841	51,520	48,843

Income before income taxes	23,636	28,298	25,228
Income tax expense (benefit)	(1,656)	11,019	9,262

Net income	$25,292	$17,279	$15,966

Basic earnings per share	$2.02	$1.38	$1.25
Diluted earnings per share	$2.01	$1.38	$1.25

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$25,292	$17,279	$15,966

Other comprehensive income:
Amortization of net deferred losses on
Increase (decrease) in fair value of securities available for sale	68	(15)	(181)
Tax effect	(26)	6	69

Total other comprehensive income (loss)	42	(9)	(112)

Comprehensive income	$25,334	$17,270	$15,854

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2014	12,838,449	$128	$89,130	$(2)	$(17)	$84,725	$173,964
Issuance of common stock	14,929	—	234	—	—	—	234
Repurchase of common stock	(659,903)	(7)	(11,313)	—	—	—	(11,320)
Exercise of stock options	61,937	1	585	—	—	—	586
Excess tax benefits from stock-based payment arrangements	—	—	333	—	—	—	333
Restricted stock grant, net of forfeitures	155,487	2	(2)	—	—	—	—
Stock-based compensation recognized	—	—	2,736	—	—	—	2,736
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(112)	—	(112)
Net income	—	—	—	—	—	15,966	15,966
Cash dividends paid ($2.53 per share)	—	—	—	—	—	(32,249)	(32,249)

Balance, December 31, 2015	12,410,899	$124	$81,703	$(2)	$(129)	$68,442	$150,138
Issuance of common stock	16,813	—	259	—	—	—	259
Repurchase of common stock	(23,409)	—	(345)	—	—	—	(345)
Exercise of stock options	7,380	—	77	—	—	—	77
Excess tax benefits from stock-based payment arrangements	—	—	(24)	—	—	—	(24)
Restricted stock grant, net of forfeitures	160,431	2	(2)	—	—	—	—
Stock-based compensation recognized	—	—	1,837	—	—	—	1,837
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(9)	—	(9)
Net income	—	—	—	—	—	17,279	17,279
Cash dividends paid ($0.56 per share)	—	—	—	—	—	(6,923)	(6,923)

Balance, December 31, 2016	12,572,114	$126	$83,505	$(2)	$(138)	$78,798	$162,289
Issuance of common stock	18,890	—	356	—	—	—	356
Repurchase of common stock	(184,263)	(2)	(4,499)	—	—	—	(4,501)
Exercise of stock options	39,416	—	488	—	—	—	488
Excess tax benefits from stock-based payment arrangements	—	—	—	—	—	—	—
Stock option compensation recognized	—	—	—	—	—	—	—
Restricted stock grant, net of forfeitures	3,301	—	—	—	—	—	—
Stock-based compensation recognized	—	—	2,738	—	—	—	2,738
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	42	—	42
Net income	—	—	—	—	—	25,292	25,292
Cash dividends paid ($0.56 per share)	—	—	—	—	—	(7,055)	(7,055)

Balance, December 31, 2017	12,449,458	$124	$82,588	$(2)	$(96)	$97,035	$179,649

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$25,292	$17,279	$15,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,964	1,823	1,684
Stock-based compensation	2,738	1,837	2,736
Excess tax (benefits) deficit from stock-based payment arrangements	—	24	(333)
Provision for credit losses	18,394	12,414	9,995
Net deferred income taxes	1,598	(1,746)	(382)
Amortization of deferred initial direct costs and fees	11,375	8,694	7,530
Loss on equipment disposed	1,070	846	537
Gain on leases sold	(2,876)	(473)	(76)
Leases originated for sale	(4,669)	(1,226)	(3,589)
Proceeds from the sale of leases originated for sale	4,727	1,234	3,665
Effect of changes in other operating items:
Other assets	(19,026)	(2,657)	(3,598)
Other liabilities	11,284	(587)	1,001

Net cash provided by operating activities	52,871	37,462	35,136

Cash flows from investing activities:
Net change in time deposits with banks	1,495	(2,237)	(7,368)
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(634,709)	(515,237)	(389,810)
Principal collections on leases and loans	426,482	359,273	315,847
Proceeds from sale of leases originated for investment	64,895	17,371	—
Security deposits collected, net of refunds	(448)	(715)	(392)
Proceeds from the sale of equipment	3,415	3,533	3,368
Acquisitions of property and equipment	(1,854)	(1,019)	(2,350)
Acquisition of intangible assets	(2,500)	—	—
Change in restricted interest-earning deposits with banks	—	216	495
Purchases of securities available for sale	(5,601)	504	(858)

Net cash (used in) investing activities	(148,825)	(138,311)	(81,068)

Cash flows from financing activities:
Increase in deposits	111,958	109,417	37,821
Issuances of common stock	356	259	234
Repurchases of common stock	(4,501)	(345)	(11,320)
Dividends paid	(6,958)	(6,907)	(32,249)
Exercise of stock options	488	77	586
Excess tax benefits (deficit) from stock-based payment arrangements	—	(24)	333

Net cash provided by (used in) financing activities	101,343	102,477	(4,595)

Net increase (decrease) in total cash and cash equivalents	5,389	1,628	(50,527)
Total cash and cash equivalents, beginning of period	61,757	60,129	110,656

Total cash and cash equivalents, end of period	$67,146	$61,757	$60,129

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$10,329	$7,145	$5,118
Net cash paid for income taxes	$10,195	$8,185	$13,309
Leases transferred into held for sale from investment	$62,077	$16,884	$—
Supplemental disclosures of noncash investing activities:
Acquisition of property and equipment through capital lease arrangements	$385	$—	$—
Purchases of equipment for direct financing lease contracts and loans originated	$10,681	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The Company

Marlin Business Services Corp. (the “Company”) is a nationwide provider of credit products and services to small and mid-sized businesses. The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment (including Transportation Finance Group (“TFG”) assets) and working capital loans. The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary (“Assurance One”), which enables us to reinsure the property insurance coverage for the equipment financed by Marlin Leasing Corporation (“MLC”) and Marlin Business Bank (“MBB”) for our small business customers. Effective March 12, 2008, the Company opened MBB, a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits.

On January 4, 2017, the Company completed the acquisition of Horizon Keystone Financial (“HKF”), an equipment leasing company which primarily identifies and sources lease and loan contracts for investor partners for a fee. With this acquisition, the Company will expand the current leasing business, grow annual originations and increase its presence in certain industry sectors. Additionally, the Company expects to leverage HKF’s valuable relationships with lenders and equipment vendors. The Company paid $2.5 million in cash for HKF and incurred an immaterial amount of acquisition-related cost for the acquisition. Cash settlement occurred on the date of acquisition. The Company performed an allocation of the purchase price with $1.2 million recorded to goodwill and $1.3 million recorded to intangible assets for vendor relationships, customer relationships, and the corporate trade name. See Note 7 for additional information regarding the identified intangible assets acquired.

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

During the second quarter of 2017, the Company identified that the sale of certain leases had been reported as cash flows from operating activities that should have been presented as investing activities. In addition, the Company also identified that the deferral of certain expenses associated with the cost of originating leases had been reported as an adjustment to operating cash flow rather than as an investing activity. The Company corrected the previously presented cash flows for these items and in doing so, the consolidated statement of cash flow for the year ended December 31, 2016 was adjusted to decrease net cash flows from operating activities by $5.4 million and increase net cash flows used in investing activities by the same amount. The Company corrected the previously presented cash flows for these items and in doing so, the consolidated statement of cash flow for the year ended December 31, 2015 was adjusted to increase net cash flows from operating activities by $8.5 million and decrease net cash flows used in investing activities by the same amount.

During the fourth quarter of 2017, the Company identified that the Company’s equipment finance agreements should have been presented as loans rather than as part of minimum lease payments receivable. The Company corrected the previously presented disclosures within the Net Investment in Leases and Loans footnote

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for this item and in doing so, the minimum lease payments receivable as of December 31, 2016 was adjusted to decrease the balance by $221.7 million and increase the Equipment Loans by $187.7 million and TFG by $34.0 million. The Company also adjusted the unearned lease income, net of initial direct costs and fees incurred to decrease the balance by $26.3 million and decrease the equipment loans by $21.6 million and TFG by $4.7 million. Additionally, the Company corrected the previously presented disclosures within the Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments footnote for this item and in doing so, the carrying amount and fair value of loans, net of allowance as of December 31, 2016 increased by $192.7 million and $186.7 million, respectively. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it is immaterial to previously filed consolidated financial statements.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans are stated at principal balance, net of deferred fees and costs. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using an effective yield method over the period to maturity.

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

Allowance for Credit Losses

In accordance with the Contingencies Topic of the Financial Accounting Standards Board (the “FASB”) ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. We identify portfolio segments, which represent the level at which we develop and document a systematic methodology to determine the allowance for credit losses. As of December 31, 2017, we have identified four segments, which consist of equipment lease and loan, Funding Stream, TFG, and Community Reinvestment Act (“CRA”) loans, of which all methodologies are evaluated on a pooled basis, due to their composition of similar accounts with similar general credit risk characteristics, diversified among industry, geography, equipment type (if applicable), obligor and vendor (if applicable). The Company has determined there to be one class of financing receivable within each portfolio segment as finance receivables of each segment contain the same initial measurement attributes, risk characteristics, and has the same method for monitoring and assessing credit risk within the segment.

Each segment generally considers both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors for the equipment lease and loan segment include a migration analysis stratified

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by industry classification, historic delinquencies and charge-offs, and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. A loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of loss, is applied to the migration results to develop an estimate of losses inherent in the portfolio at the reporting period. Quantitative factors for the TFG and Funding Stream segments include establishing a loss curve based on historical analysis of net charge-offs. The loss curve technique is used to estimate the likelihood and timing of when an account will charge-off relative to the month in which it was funded. An LEP is applied to the loss curve results to develop an estimate of losses inherent in the portfolio at the reporting period. The TFG and Funding Stream segments utilize different assumptions for the historical charge-offs and loss emergence which is based on analysis specific to each segment. The CRA loan segment quantitative factor includes the analysis of historical losses that are used in conjunction with an LEP to develop a quantitative allowance for credit losses. As part of all of our quantitative analyses for each segment we may also consider specifically identified pools of equipment leases or loans separately from the quantitative analysis, whenever certain identified pools are not expected to perform consistently with their credit characteristics or the portfolio segment as a whole. These lease and loan pools may be analyzed for impairment separately quantitative analysis and a specific reserve established.

Qualitative factors that may result in further adjustments to the quantitative analyses include items such as changes in the composition of our lease and loan portfolio segments (including geography, industry, equipment type and vendor source), seasonality, economic or business conditions and other external factors, business practices or policies at the reporting date that are different from the periods used in the quantitative analyses and changes in experience and ability of leasing and lending management and other relevant staff.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the historical payment behavior of the Company’s equipment finance lease and loan portfolio as a whole, payments are considered reasonably assured when a lease or loan’s delinquency status is less than 90 days. Therefore, when a lease or loan is 90 days or more delinquent, the contract is classified as non-accrual and interest income recognition is discontinued. Interest income recognition resumes when the borrower makes payments sufficient to bring the status to less than 90 days delinquent. Funding Stream loans are generally placed in non-accrual status when they are 30 days past due and charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management.

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

Other Income

Other income includes various administrative transaction fees, insurance policy fees, fees received from referral of leases to third parties, and gain on sale of leases and servicing fees, recognized as earned. Effective third quarter 2016, on a prospective basis, the insurance policy fees are recognized in the Consolidated Statements of Operations in “Other income” and for all previous annual and interim periods are recorded net in “Insurance premiums written and earned.” Selected major components of other income for the year ended December 31, 2017 included $2.5 million of referral income, $1.8 million of insurance policy fees, and $3.7 million gain on the sale of leases and servicing fee income. Selected major components of other income for the year ended December 31, 2016 included $0.5 million of referral income, $0.8 million of insurance policy fees, and $0.7 million gain on the sale of leases and servicing fee income. Selected major components of other income for the year ended December 31, 2015 included $0.4 million of referral income and $0.1 million gain on the sale of leases and servicing fee income.

Securities Available for Sale

Securities available for sale consist of asset-backed securities (“ABS”), mutual funds and municipal bonds that are measured at fair value on a recurring basis. Unrealized holding gains or losses of all securities available for sale, net of related deferred income taxes, are reported in accumulated other comprehensive income. Fair value measurement is based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, fair values are based on prices obtained from third-party pricing vendors. See Note 12 for more information on fair value measurement of securities.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Goodwill and Intangible Assets

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

Common Stock and Equity

On July 29, 2014, the Company’s Board of Directors approved a stock repurchase plan, under which, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock (the “2014 Repurchase Plan”). On May 30, 2017, the Company’s Board of Directors approved a new stock

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repurchase plan to replace the 2014 Repurchase Plan (the “2017 Repurchase Plan”). Under the 2017 Repurchase Plan, the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock on the open market. The par value of the shares repurchased is charged to common stock with the excess of the purchase price over par charged against any available additional paid-in capital.

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

The Company measures stock-based compensation cost at grant date, based on the fair value of the awards ultimately expected to vest. Stock-based compensation expense is recognized on a straight-line basis over the service period. We generally use the Black-Scholes valuation model to measure the fair value of our stock options and the Monte Carlo simulation valuation model to measure the fair value of our restricted stock units utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility, and dividend yield. The assumptions are based on management’s judgment concerning future events.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The periods subject to examination for the Company’s federal return include the 2014 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2014 through the present are subject to examination.

The Company records penalties and accrued interest related to taxes in income tax expense. Uncertain tax positions are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on merits of the position. As of December 31, 2017 and 2016, there are no unrecognized tax benefits, and we did not have any accrued interest and penalties.

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

Insurance Premiums Written and Earned

Insurance premiums written and earned are recognized on an accrual basis over the term of the policy, which is month to month. Generally, insurance payments that are 120 days or more past due are charged against income. Since the policy’s premiums are recognized month to month, there is no unearned premium on the Consolidated Balance Sheets as these are fully recognized through the Consolidated Statements of Operations in the month written. For all annual and interim periods, second quarter 2016 and prior, income and expense related to insurance premiums written and earned, insurance policy fees, deferred acquisition costs, premium taxes and

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provision for losses and loss adjustment expenses is recorded within the “Insurance premiums written and earned” line on the Consolidated Statement of Operations. Effective third quarter 2016, on a prospective basis, only insurance premium written and earned was recorded to that line. Effective third quarter 2016, on a prospective basis, insurance policy fees were recorded to “Other income” and deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses were recorded in “General and administrative” expense. For the years ended December 31, 2017, 2016, and 2015, insurance premiums written and earned were $7.2 million, $6.2 million, and $5.5 million respectively.

Insurance Program Deferred Acquisition Costs

Deferred acquisitions costs represent the fees paid to a third-party insurance company. Effective third quarter 2016, on a prospective basis, the costs are recognized on the Consolidated Statements of Operations in “General and administrative” expense and for all previous interim and annual periods are recognized net in “Insurance premiums written and earned.” For the years ended December 31, 2017, 2016, and 2015, the Company recognized deferred acquisition costs of $0.9 million, $0.7 million, and $0.8 million, respectively. Since the policy’s premiums are recognized on a month to month basis, there is no deferred acquisition costs on the Consolidated Balance Sheet as these are fully recognized through the Consolidated Statements of Operations in the month written.

Provision for Unpaid Losses and Loss Adjustment Expenses

The Company records a provision for insurance losses and loss adjustment expenses. Effective third quarter 2016, on a prospective basis, the expense was recorded in “General and administrative” expense on the Consolidated Statements of Operations and for all previous annual and interim periods is recorded net in “Insurance premiums written and earned.” The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported (“IBNR”). These estimates are continually reviewed and are subject to the impact of future changes in such factors as claim severity and frequency. Loss and loss expenses are paid when advised by the third-party insurance company. Outstanding losses comprise estimates of the amount of reported losses and loss expenses received from the third-party insurance company plus a provision for losses IBNR. IBNR is determined with the assistance of a third-party actuary. For the years ended December 31, 2017, 2016, and 2015, the Company recognized provision for unpaid losses and loss adjustment expenses of $0.8 million, $0.6 million, and $0.4 million, respectively.

Recent Issued Accounting Standards

Income Statement. In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company intends to comply with the amendments in this Update and will reclassify the amount stranded in accumulated other comprehensive income to retained earnings in the first quarter of 2018.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation. In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of modifications unless all the following are met: 1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted these changes effective January 1, 2018 on a prospective basis. Adoption of this ASU did not have a material impact on our results of operations or financial position.

Other Income. In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. The amendments in this ASU also clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted these changes effective January 1, 2018 on a prospective basis. Adoption of this ASU did not have a material impact on our results of operations or financial position.

Business Combinations. In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted these changes effective January 1, 2018 on a prospective basis. Adoption of this ASU did not have a material impact on our results of operations or financial position.

Intangibles. In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect to early adopt these changes. The Company will apply the amendments in this Update prospectively to each period presented. The Company is evaluating the impact of this new requirement on the financial position, results of operations, and cash flows of the Company.

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this Update provide guidance on eight specific cash flow issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company elected to adopt these changes effective January 1, 2018. Adoption of this ASU did not have a material impact on our results of operations or financial position.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company elected to adopt these changes effective January 1, 2018. Adoption of this ASU did not have a material impact on our results of operations or financial position.

Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect to early adopt these changes. The Company is evaluating the impact of this new requirement on the consolidated earnings, financial position and cash flows of the Company.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize, as of the lease commencement date, assets and liabilities for all such leases with lease terms of more than 12 months, which is a change from the current GAAP requirement to recognize only capital leases on the balance sheet. Pursuant to the new standard, the liability initially recognized for the lease obligation is equal to the present value of the lease payments not yet made, discounted over the lease term at the implicit interest rate of the lease, if available, or otherwise at the lessee’s incremental borrowing rate. The lessee is also required to recognize an asset for its right to use the underlying asset for the lease term, based on the liability subject to certain adjustments, such as for initial direct costs. Leases are required to be classified as either operating or finance, with expense on operating leases recorded as a single lease cost on a straight-line basis. For finance leases, interest expense on the lease liability is required to be recognized separately from the straight-line amortization of the right-of-use asset. Quantitative disclosures are required for certain items, including the cost of leases, the weighted-average remaining lease term, the weighted-average discount rate and a maturity analysis of lease liabilities. Additional qualitative disclosures are also required regarding the nature of the leases, such as basis, terms and conditions of: (i) variable interest payments; (ii) extension and termination options; and (iii) residual value guarantees. For lessors, the standard modifies classification criteria and accounting for sales-

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

type and direct financing leases and requires a lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a lessee and record a lease receivable and residual asset (“receivable and residual” approach). This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect to early adopt this standard. The new standard must be adopted by applying the new guidance as of the beginning of the earliest comparative period presented, using a modified retrospective transition approach with certain optional practical expedients. The Company is still evaluating the impact of this new guidance.

Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted these changes effective January 1, 2018 on a prospective basis. Adoption of this ASU did not have a material impact on our results of operations or financial position.

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective, as a result of ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the revenue recognition guidance on January 1, 2018 using the modified retrospective approach. A significant amount of the Company’s revenues is excluded from the scope of the amended guidance, including interest income, fee income, and insurance premiums written and earned, as seen on the Consolidated Statements of Operations. Revenue streams that will be subject to the new revenue recognition guidance includes certain revenues associated with lease and loan contracts including property tax administrative fees, fees billed to customers for the convenience of paying through ACH, and insurance administrative fees. In addition, referral fee income generated from referring lease and loan customers to third parties was deemed to be in scope of the amended guidance. The Company analyzed the in scope contracts and determined there were no material changes in the timing of revenue recognition when considering the amended guidance. The adoption of this ASU did not have a material impact on our results of operations, financial position or disclosure to the notes of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Investments

Available for sale investments are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity unless management determines that an investment is other-than-temporarily impaired (OTTI). The amortized cost and estimated fair value of investments, with gross unrealized gains and losses, were as follows as of December 31, 2017 and December 31, 2016:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities Available for Sale:
ABS	$5,717	$27	$(39)	$5,705
Municipal securities	2,420	18	(36)	2,402
Mutual fund	3,553	—	(127)	3,426

Total securities available for sale	$11,690	$45	$(202)	$11,533

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities Available for Sale:
ABS	$—	$—	$—	$—
Municipal securities	2,625	—	(97)	2,528
Mutual fund	3,479	—	(127)	3,352

Total securities available for sale	$6,104	$—	$(224)	$5,880

The following tables present the aggregate amount of unrealized losses on securities in the Company’s available-for-sale investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of December 31, 2017 and December 31, 2016:

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale:
ABS	$(39)	$3,703	$—	$—	$(39)	$3,703
Municipal securities			(36)	(2,402)	(36)	2,402
Mutual fund	—	—	(127)	3,426	(127)	3,426

Total debt securities available for sale	$(39)	$3,703	$(163)	$5,828	$(202)	$9,531

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available for Sale:
ABS	$—	$—	$—	$—	$—	$—
Municipal securities	(97)	2,528	—	—	(97)	2,528
Mutual fund	—	—	(127)	3,352	(127)	3,352

Total debt securities available for sale	$(97)	$2,528	$(127)	$3,352	$(224)	$5,880

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2017 securities in a gross unrealized loss position in the table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors.

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities available for sale at December 31, 2017, by remaining contractual maturity, with the exception of ABS and municipal securities, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties:

	Distribution of Maturities
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
	(Dollars in thousands)
Amortized Cost:
Available for Sale:
ABS	$—	$3,710	$1,006	$1,001	$5,717
Municipal securities	—	20	1,442	958	2,420

Total debt securities available for sale	$—	$3,730	$2,448	$1,959	$8,137

Estimated fair value	$—	$3,683	$2,550	$1,920	$8,153
Weighted-average yield, GAAP basis	—	1.91%	2.41%	2.09%	2.10%

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

security before the anticipated recovery. If either of these conditions is met the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses is recorded in other comprehensive income, net of taxes. The Company did not recognize any OTTI in earnings related to its investment securities for each of the years ended December 31, 2017 and December 31, 2016.

NOTE 4 — Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	December 31,
	2017	2016
	(Dollars in thousands)
Minimum lease payments receivable	$607,736	$646,127
Estimated residual value of equipment	26,922	26,790
Unearned lease income, net of initial direct costs and fees deferred	(81,769)	(88,853)
Security deposits	(1,046)	(1,493)

Total leases	551,843	582,571
Commercial loans, net of origination costs and fees deferred
Funding Stream	28,128	19,870
CRA(1)	1,222	1,098
Equipment Loans(2)	291,333	174,870
TFG	56,745	29,245

Total commercial loans	377,428	225,083
Allowance for credit losses	(14,851)	(10,937)

	$914,420	$796,717

(1)	CRA loans are comprised of loans originated under a line of credit to satisfy its obligations under the Community Reinvestment Act of 1977.
(2)	Equipment loans are comprised of Equipment Finance Agreements, Install Purchase Agreements, and other loans.

At December 31, 2017, $37.8 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs net of fees deferred were $17.2 million and $13.9 million as of December 31, 2017 and December 31, 2016, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs net of fees deferred were $0.8 million and $0.4 million as of December 31, 2017 and December 31, 2016, respectively. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At December 31, 2017 and December 31, 2016, $22.6 million and $22.5 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of December 31, 2017:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2018	$249,107	$42,090
2019	173,458	23,383
2020	107,523	11,194
2021	55,876	4,200
2022	20,224	841
Thereafter	1,548	61

	$607,736	$81,769

As of December 31, 2017 and December 31, 2016, the Company maintained total finance receivables which were on a non-accrual basis of $3.2 million and $2.2 million, respectively. As of December 31, 2017 and December 31, 2016, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $4.5 million and $0.8 million, respectively. (See Note 6 for additional asset quality information).

NOTE 5 — Concentrations of Risk

As of December 31, 2017, leases approximating 13%, 12% and 10% of the net investment balance of leases by the Company were located in the states of California, Texas and Florida, respectively. As of December 31, 2016, leases approximating 13%, 10% and 10% of the net investment balance of leases by the Company were located in the states of California, Texas and Florida, respectively. No other state accounted for more than 7% of the net investment balance of leases owned and serviced by the Company as of December 31, 2017 and December 31, 2016. As of December 31, 2017 and December 31, 2016 , no single vendor source accounted for more than 2% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2017 and December 31, 2016. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including the medical, retail, service, manufacturing and restaurant industries, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. As of December 31, 2017 and December 31, 2016, copiers comprised 84.8% and 83.8%, respectively, of the estimated residual value of leased equipment. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2017 and December 31, 2016. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment. There were no impairments of estimated residual value recorded during the years ended December 31, 2017, 2016 or 2015.

NOTE 6 — Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provides activity in the allowance for credit losses and asset quality statistics for each of the years ended December 31, 2017, 2016 and 2015.

	December 31, 2017
	Commercial Loans
	Funding Stream	CRA	Equipment Finance(2)	TFG	Total
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$760	$—	$9,808	$369	$10,937

Charge-offs	(1,219)	—	(14,343)	(1,154)	(16,716)
Recoveries	121	—	2,066	49	2,236

Net charge-offs	(1,098)	—	(12,277)	(1,105)	(14,480)

Provision for credit losses	1,374	—	15,132	1,888	18,394

Allowance for credit losses, end of period	$1,036	$—	$12,663	$1,152	$14,851

Ending lease or loan balance(1)	$27,810	$1,222	$826,880	$55,330	$911,242

	December 31, 2016
	Commercial Loans				Total
	Funding Stream	CRA	Equipment Finance(2)	TFG
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$174	$—	$8,217	$22	$8,413

Charge-offs	(455)	—	(11,893)	(39)	(12,387)
Recoveries	93	—	2,404	—	2,497

Net charge-offs	(362)	—	(9,489)	(39)	(9,890)

Provision for credit losses	948	—	11,080	386	12,414

Allowance for credit losses, end of period	$760	$—	$9,808	$369	$10,937

Ending lease or loan balance(1)	$19,676	$1,098	$744,103	$28,408	$793,285

	December 31, 2015
	Commercial Loans				Total
	Funding Stream	CRA	Equipment Finance(2)	TFG
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$—	$—	$8,537	$—	$8,537

Charge-offs	(14)	—	(12,439)	—	(12,453)
Recoveries	—	—	2,334	—	2,334

Net charge-offs	(14)	—	(10,105)	—	(10,119)

Provision for credit losses	188	—	9,785	22	9,995

Allowance for credit losses, end of period	$174	$—	$8,217	$22	$8,413

Ending lease or loan balance(1)	$4,991	$1,115	$671,922	$1,710	$679,738

(1)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(2)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, 2016, and 2015 all leases and loans were collectively evaluated for impairment. As of December 31, 2017 and 2016, sales of leases and loans were $62.1 million and $16.9 million, respectively. No leases or loans have been acquired with deteriorated credit quality.

Credit Quality Indicators

The Company’s credit review process includes a risk classification of all leases and loans that includes pass, special mention, substandard, doubtful, and loss. The classification of a lease or loan may change based on changes in the creditworthiness of the borrower. The description of the risk classifications are as follows:

Pass: A lease or loan is classified as pass when payments are current and it is performing under the original contractual terms.

Special Mention: A lease or loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the Company’s position. While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned.

Substandard: A lease or loan is classified as substandard when the borrower has a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected.

Doubtful: A lease or loan is classified as doubtful when a borrower has all weaknesses inherent in a loan classified as substandard with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans.

Loss: A lease or loan is classified as loss when uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

The Company charges-off the collateral or discounted cash flow deficiency on all loans on non-accrual status. In all cases, leases and loans are placed on non-accrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the segments of the loan portfolio in which a formal risk weighting system is utilized summarized by the categories of “pass” and “special mention”, and the classified categories of “substandard”, “doubtful”, and “loss” within the Bank’s risk rating system at December 31, 2017 and December 31, 2016. The data within the tables reflect net investment, excluding deferred fees and allowance.

	December 31, 2017
	Commercial Loans
	Funding Stream	CRA	Equipment Finance(1)	TFG	Total
	(Dollars in thousands)
Pass	$27,405	$1,222	$801,894	$50,342	$880,863
Special Mention	56	—	15,141	4,906	20,103
Substandard	47	—	6,428	44	6,519
Doubtful	163	—	2,995	38	3,196
Loss	139	—	422	—	561

Total	$27,810	$1,222	$826,880	$55,330	$911,242

	December 31, 2016
	Commercial Loans
	Funding Stream	CRA	Equipment Finance(1)	TFG	Total
	(Dollars in thousands)
Pass	$19,304	$1,098	$729,769	$23,573	$773,744
Special Mention	67	—	9,772	4,666	14,505
Substandard	169	—	1,651	169	1,989
Doubtful	136	—	2,649	—	2,785
Loss	—	—	262	—	262

Total	$19,676	$1,098	$744,103	$28,408	$793,285

(1)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.

Loan Delinquencies and Non-accrual Leases and Loans

Net investments in leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At December 31, 2017 and December 31, 2016, there were no finance receivables past due 90 days or more and still accruing.

Funding Stream loans are generally placed in non-accrual status when they are 30 days past due and charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management. There were no Funding Stream loans past due 30 days or more and still accruing.

Management further monitors the performance and credit quality of the loan portfolio as determined by the length of time a recorded payment is due.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio each of the years ended December 31, 2017 and December 31, 2016.

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Non- Accruing
	(Dollars in thousands)
Commercial Loans:
Funding Stream	$119	$—	$—	$119	$27,691	$27,810	$118
CRA	—	—	—	—	1,222	1,222	—
Equipment Finance(1)	4,621	2,532	3,023	10,176	928,963	939,139	3,023
TFG	178	50	42	270	64,499	64,769	42

Total Leases and Loans(2)	$4,918	$2,582	$3,065	$10,565	$1,022,375	$1,032,940	$3,183

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Non- Accruing
	(Dollars in thousands)
Commercial Loans:
Funding Stream	$—	$—	$—	$—	$19,676	$19,676	$66
CRA	—	—	—	—	1,098	1,098	—
Equipment Finance(1)	2,999	1,768	2,176	6,943	835,506	842,449	2,176
TFG	90	193	—	283	33,673	33,956	—

Total Leases and Loans(2)	$3,089	$1,961	$2,176	$7,226	$889,953	$897,179	$2,242

(1)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(2)	Represents total minimum lease and loan payments receivable for Equipment Finance and TFG and as a percentage of principal outstanding for Funding Stream and CRA.

NOTE 7 — Goodwill and Intangible Assets

Goodwill

As a result of the HKF acquisition on January 4, 2017, the Company recorded goodwill of $1.2 million as of December 31, 2017, which represents the excess purchase price over the Company’s fair value of the assets acquired. The recorded goodwill is not amortizable but is deductible for tax purposes. The purchase price allocation was finalized in the third quarter of 2017 and no changes made to the preliminary valuations were recorded. Impairment testing will be performed in the fourth quarter of each year and more frequently as warranted in accordance with the applicable accounting guidance. There was no impairment recorded during the twelve-month period ended December 31, 2017.

The changes in the carrying amount of goodwill for the twelve-month period ended December 31, 2017 are as follows:

Total Company
(Dollars in thousands)
Balance at December 31, 2016	$—
Acquisition of HKF on January 4, 2017	1,160

Balance at December 31, 2017	$1,160

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets

The Company had no intangible assets at December 31, 2016.

During the first quarter of 2017, in connection with the acquisition of HKF, the Company acquired certain definite-lived intangible assets with a total cost of $1.3 million and a weighted average amortization period of 8.7 years. The Company had no indefinite-lived intangible assets at December 31, 2017.

The following table presents details of the Company’s intangible assets as of December 31, 2017:

Description	Useful Life	Cost	Accumulated Amortization	Net Value
		(Dollars in thousands)

Lender relationships	3 years	$360	$120	$240
Vendor relationships	11 years	920	84	836
Corporate trade name	7 years	60	8	52

		$1,340	$212	$1,128

There was no impairment of these assets in 2017. Amortization related to the Company’s definite lived intangible assets was $0.2 million for the twelve-month period ended December 31, 2017. The Company expects the amortization expense for the next five years will be as follows:

Amortization Expense
(Dollars in thousands)
2018	$212
2019	212
2020	92
2021	92
2022	92

NOTE 8 — Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31,
	2017	2016	Depreciable Life
	(Dollars in thousands)
Furniture and equipment	$2,859	$2,831	7 years
Computer systems and equipment	15,619	13,804	3-5 years
Leasehold improvements	1,194	1,194	Shorter of estimated useful life or remaining lease term

Total property and equipment	19,672	17,829
Less — Accumulated depreciation and amortization	(15,468)	(14,334)

Property and equipment, net	$4,204	$3,495

Depreciation and amortization expense was $1.5 million, $1.3 million and $1.2 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — Other Assets

Other assets are comprised of the following:

	December 31,
	2017	2016
	(Dollars in thousands)
Accrued fees receivable	$3,052	$2,762
Prepaid expenses	2,026	2,201
Income taxes receivable (See Note 13 for further discussion)	13,306	—
Federal Reserve bank stock	1,711	1,711
Other	6,072	2,734

	$26,167	$9,408

NOTE 10 — Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution Community Development Financial Institution (“CDFI”) organization. The CDFI serves as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents, helping the Bank meet its CRA obligations. Currently, MBB receives approximately 1.2% participation in each funded loan which is collateral for the loan issued to the CDFI under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At December 31, 2017 and 2016, MBB had an unfunded commitment of $0.8 million and $0.9 million, respectively, for this activity. Unless renewed prior to termination, MBB’s membership in the consortium will expire in September 2018.

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

As of December 31, 2017, the Company leases all eight of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Denver, Colorado; Plymouth, Michigan; and Philadelphia, Pennsylvania. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2017:

	Future Minimum Lease Payment Obligations
Period Ending December 31,	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2018	$112	$1,596	$1,708
2019	112	1,527	1,639
2020	112	687	799
2021	65	—	65
2022	—	—	—

Total minimum lease payments	$401	$3,810	$4,111

Less: amount representing interest	(16)

Present value of minimum lease payments	$385

Rent expense was $1.1 million for each of the years ended December 31, 2017, 2016, and 2015.

NOTE 11 — Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of December 31, 2017, money market deposit accounts totaled $38.6 million.

As of December 31, 2017, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
2018	$334,366
2019	215,867
2020	120,966
2021	71,424
2022	28,087

$770,710

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits outstanding at December 31, 2017 was 1.60%.

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

The Company’s balances measured at fair value on a recurring basis include the following as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)
Assets
ABS	—	5,705	—	—
Municipal securities	$—	$2,402	$—	$2,528
Mutual fund	$3,426	$—	$3,352	$—

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$67,146	$67,146	$61,757	$61,757
Time deposits with banks	8,110	7,843	9,605	9,614
Loans, net of allowance	370,865	358,089	221,690	215,843
Federal Reserve Bank stock	1,711	1,711	1,711	1,711
Servicing Rights	2,518	2,554	—	—
Liabilities
Deposits	$809,315	$803,470	$697,357	$694,721

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of December 31, 2017 and December 31, 2016, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon various sources of market pricing. Securities are classified within the fair value hierarchy after giving consideration to the activity level in the market for the security type and the observability of the inputs used to determine the fair value. When available, the Company uses quoted prices in active markets and classifies such instruments within Level 1 of the fair value hierarchy. Level 1 securities include mutual funds. When instruments are traded in secondary markets and quoted market prices do not exist for such securities, the Company relies on

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prices obtained from third-party pricing vendors and classifies these instruments within Level 2 of the fair value hierarchy. The third- party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. Level 2 securities include municipal bonds.

Loans

The loan balances are comprised of three types of loans. Loans made as a member bank in a non-profit, multi-financial institution CDFI serve as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at December 31, 2017 and December 31, 2016 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans is estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company also invests in Equipment Finance loans. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

Federal Reserve Bank Stock

Federal Reserve Bank Stock is comprised of non-marketable equity securities that are reported at their redeemable carrying amounts, which approximate the fair value. This fair value measurement is classified as Level 1.

Servicing Rights

Fair value is based on market prices for comparable service rights contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. This fair value measurement is classified as Level 2.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — Income Taxes

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Current:
Federal	$(4,591)	$11,073	$7,983
State	1,419	1,722	1,582

Total current	(3,172)	12,795	9,565

Deferred
Federal	986	(1,742)	475
State	530	(34)	(778)

Total deferred	1,516	(1,776)	(303)

Total income tax expense (benefit)	$(1,656)	$11,019	$9,262

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, there are no unrecognized tax benefits, and we did not have any accrued interest and penalties as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015. We do not expect our unrecognized tax positions to change significantly over the next 12 months.

The periods subject to examination for the Company’s federal return include the 2014 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2014 through the present are subject to examination. No material income tax interest or penalties were incurred for the years ended December 31, 2017, 2016 or 2015.

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes, primarily related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets and deferred tax liabilities of $4.5 million and $14.7 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $10.2 million for the year ended December 31, 2017. The Company will continue to analyze the TCJA as additional information becomes available to determine the full effects the new law has on its financial statements.

While we have substantially completed our provisional analysis of the income tax effects of the TCJA and recorded a reasonable estimate of such effects, the net one-time charge related to the TCJA may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, actions and related accounting policy decisions we may take as a result of the TCJA. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Deferred income tax assets:
Allowance for credit losses	$4,143	$4,656
Accrued expenses	1,977	1,109
Deferred income	1,548	2,027
Deferred compensation	945	1,072
Other comprehensive income	60	86
Other	399	354

Total deferred income tax assets	9,072	9,304

Deferred income tax liabilities:
Lease accounting	(23,077)	(21,049)
Deferred acquisition costs	(2,338)	(3,113)
Depreciation	(398)	(259)

Total deferred income tax liabilities	(25,813)	(24,421)

Net deferred income tax liability	$(16,741)	$(15,117)

The company has a gross state income tax net operating loss carryforward in that amount of $6.7 million and $8.0 million for years ending December 31, 2017 and December 31, 2016, respectively. Most of these net operating loss carryforwards are set to expire between 2028 and 2034. The deferred tax asset related to this carryforward item, net of federal benefit, is included in “Other deferred income tax assets.”

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.7%	4.1%	3.2%
Other permanent differences	(0.1)%	(0.3)%	(0.6)%
Excess stock based compensation	(1.5)%	—%	—%
Tax benefit due to TCJA	(43.4)%	—%	—%
Other	0.3%	0.1%	(0.9)%

Effective rate	(7.0)%	38.9%	36.7%

NOTE 14 — Earnings Per Share

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$25,292	$17,279	$15,966
Less: net income allocated to participating securities	(628)	(518)	(465)

Net income allocated to common stock	$24,664	$16,761	$15,501

Weighted average common shares outstanding	12,528,195	12,521,962	12,722,234
Less: Unvested restricted stock awards considered participating securities	(312,175)	(380,367)	(357,361)

Adjusted weighted average common shares used in computing basic EPS	12,216,020	12,141,595	12,364,873

Basic EPS	$2.02	$1.38	$1.25

Diluted EPS
Net income allocated to common stock	$24,664	$16,761	$15,501

Adjusted weighted average common shares used in computing basic EPS	12,216,020	12,141,595	12,364,873
Add: Effect of dilutive stock options	33,603	9,102	16,679

Adjusted weighted average common shares used in computing diluted EPS	12,249,623	12,150,697	12,381,552

Diluted EPS	$2.01	$1.38	$1.25

For the years ended December 31, 2017, 2016 and 2015, outstanding stock-based compensation awards in the amount of 101,157, 37,333 and 5,203, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 15 — Stockholders’ Equity

Stockholders’ Equity

On July 29, 2014, the Company’s Board of Directors approved the 2014 Repurchase Plan, under which, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock. On May 30, 2017, the Company’s Board of Directors approved the 2017 Repurchase Plan to replace the 2014 Repurchase Plan. Under the 2017 Repurchase Plan, the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market or in block trades. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, the Company purchased 87,210 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $24.05 per share and 58,914 shares of its common stock under the 2014 Repurchase Plan at an average cost of $25.09 per share. During the year ended December 31, 2016, the Company did not repurchase any of its common stock under the 2014 Repurchase Plan in the open market. The Company purchased 594,760 shares of its common stock in the open market under the 2014 Repurchase Plan at an average cost of $17.09 per share during the year ended December 31, 2015. At December 31, 2017, the Company had $ 7.9 million remaining in the 2017 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, the “Equity Plans”) may have shares withheld to cover income taxes. There were 38,139, 23,409 and 65,143 shares repurchased to cover income tax withholding in connection with shares granted under the Equity Plans during the years ended December 31, 2017, 2016 and 2015, respectively, at average per-share costs of $24.27, $14.73 and $17.74, respectively.

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

The Company and MBB operate under the Basel III rules. These standards require a minimum for Tier 1 leverage ratio of 4%, minimum Tier 1 risk-based ratio of 6%, and a total risk-based capital ratio of 8%. The Basel III adequacy standards established a new common equity Tier 1 risk-based capital ratio with a required 4.5% minimum (6.5% to be considered well-capitalized). The Company is required to have a level of regulatory capital in excess of the regulatory minimum and to have a capital buffer above 1.25% for 2017,    1.875% for 2018, and 2.5% for 2019 and thereafter. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at December 31, 2017 was $145.3 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At December 31, 2017, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at December 31, 2017.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	17.25%	$177,605	4%	$41,175	5%		$51,468
Marlin Business Bank	14.81%	$145,269	5%	$49,058	5%		$49,058
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	18.22%	$177,605	4.5%	$43,877	6.5%		$63,378
Marlin Business Bank	15.21%	$145,269	6.5%	$62,088	6.5%		$62,088
Tier 1 Risk-based Capital
Marlin Business Services Corp.	18.22%	$177,605	6%	$58,503	8%		$78,003
Marlin Business Bank	15.21%	$145,269	8%	$76,416	8%		$76,416
Total Risk-based Capital
Marlin Business Services Corp.	19.47%	$189,826	8%	$78,003	10%		$97,504
Marlin Business Bank	16.46%	$157,244	15%	$143,280	10	%(1)	$95,520

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.46% at December 31, 2017 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 16 — Stock-Based Compensation

Under the terms of the Company’s 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options, stock units, stock awards, and other equity awards is 1,200,000 with not more than 1,000,000 of such shares shall be available for issuance as stock units, stock awards, and other equity awards. There were 472,913 shares available for future awards under the 2014 Plan as of December 31, 2017, of which 369,898 shares were available to be issued as stock units, stock awards, and other equity awards.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense was $2.8 million, $1.9 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Excess tax benefits from stock-based payment arrangements was $0.4 million for the year ended December 31, 2017. An excess tax deficit from stock-based payment arrangements decreased cash provided by financing activities and increased cash provided by operating activities by less than $0.1 million for the year ended December 31, 2016. Excess tax benefits from stock-based payment arrangements increased cash provided by financing activities and decreased cash provided by operating activities by $0.3 million for the year ended December 31, 2015.

Stock Options

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

There were 115,883 stock options granted during the year ended December 31, 2017. There were no stock options granted during the years ended 2016 and 2015.

The fair value of stock options granted during the year ended December 31, 2017 was $6.56 and was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Assumptions
Weighted Averages:
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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity for the each of the three years in the period ended December 31, 2017 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2014	193,351	$10.23
Granted	—	—
Exercised	(61,937)	9.48
Forfeited	(80,728)	9.64
Expired	—	—

Outstanding, December 31, 2015	50,686	$12.09
Granted	—	—
Exercised	(7,380)	10.44
Forfeited	(1,666)	12.41
Expired	—	—

Outstanding, December 31, 2016	41,640	$12.37
Granted	115,883	25.75
Exercised	(39,416)	12.37
Forfeited	(21,122)	24.35
Expired	—	—

Outstanding, December 31, 2017	96,985	$25.75

During the year ended December 31, 2017, the Company recognized total compensation expense related to options of $0.2 million. During the year ended December 31, 2016 the Company did not recognize any compensation expense related to options. During the year ended December 31, 2015, the Company recognized total compensation expense related to options of $0.1 million.

There were 39,416, 7,380 and 61,937 stock options exercised during the years ended December 31, 2017, 2016 and 2015, respectively. The total pretax intrinsic value of stock options exercised was $0.4 million, $0.1 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2017:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$25.75	96,985	6.2	$25.75	$—	—	—	—	$—

	96,985	6.2	$25.75	$—	—	—	—	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $22.40 as of December 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, there was $0.5 million of unrecognized compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations scheduled to be recognized over a weighted average period of 1.6 years.

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

Of the total restricted stock awards granted during the year ended December 31, 2017, no shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2017, 2016 and 2015 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the each of the three years in the period ended December 31, 2017:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	346,036	$15.99
Granted	179,162	16.87
Vested	(188,287)	15.41
Forfeited	(23,675)	18.53

Outstanding at December 31, 2015	313,236	$16.65
Granted	183,506	15.31
Vested	(77,149)	16.11
Forfeited	(23,075)	17.73

Outstanding at December 31, 2016	396,518	$16.07
Granted	44,758	25.36
Vested	(122,202)	16.19
Forfeited	(41,457)	16.07

Outstanding at December 31, 2017	277,617	$17.51

During the years ended December 31, 2017, 2016 and 2015, the Company granted restricted stock awards with grant date fair values totaling $1.1 million, $2.8 million and $3.0 million, respectively. The grant date fair value per share was equivalent to the Company’s closing stock price on the date of the grant.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $1.7 million, $1.9 million and $2.7 million of compensation expense related to restricted stock for the years ended December 31, 2017, 2016 and 2015, respectively.

Of the $1.7 million total compensation expense related to restricted stock for the year ended December 31, 2017, approximately $0.5 million related to accelerated vesting during the first quarter of 2017, based on the achievement of certain performance criteria determined annually. Of the $1.9 million total compensation expense related to restricted stock for the year ended December 31, 2016, approximately $0.4 million related to accelerated vesting during the first quarter of 2016, which was also based on the achievement of certain performance criteria determined annually.

As of December 31, 2017, there was $3.0 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.6 years. In the event individual performance targets are achieved, $0.5 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 0.6 years. In addition, certain of the awards granted may result in the issuance of 24,023 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair values of shares that vested during the years ended December 31, 2017, 2016 and 2015 were $3.0 million, $1.2 million and $3.4 million, respectively.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize market restricted stock unit activity for the twelve-month period ended December 31, 2017:

Performance-based & market-based RSUs	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	—	$—
Granted	120,000	9.47
Forfeited	—	—
Converted	—	—

Outstanding at December 31, 2016	120,000	$9.47
Granted	72,180	24.06
Forfeited	(33,627)	14.13
Converted	—	—

Outstanding at December 31, 2017	158,553	$15.13

Service-based RSUs
Outstanding at December 31, 2016	—	$—
Granted	30,653	25.65
Forfeited	(4,813)	25.75
Converted	—	—

Outstanding at December 31, 2017	25,840	$25.63

The weighted average grant-date fair value of RSUs with market based vesting conditions granted during the twelve-month period ended December 31, 2017 was $13.32 per unit. The weighted average grant-date fair value of RSUs with market based vesting conditions granted during the twelve-month period ended December 31, 2016 was $9.47 per unit. The weighted average grant date fair value of these market based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Grant date stock price	$25.75	18.24	—
Risk-free interest rate	1.72%	1.06%	—
Expected volatility	33.42%	35.16%	—
Dividend yield	—	—	—

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

During the years ended December 31, 2017 and 2016, the Company granted RSUs with grant-date fair values totaling $2.5 million and $1.1 million, respectively. The Company recognized $0.9 million and less than $0.1 million of compensation expense related to RSUs for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was $2.8 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 2.2 years and based on the most probable

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance assumptions, would result in the conversion of 26,748 additional units into shares of common stock. In the event maximum performance targets are achieved, an additional $0.7 million of compensation cost would be recognized over a weighted average period of 2.0 years and may result in the conversion of 26,748 additional units into shares of common stock.

Employee Stock Purchase Plan

In May 2012, the Company’s shareholders approved the adoption of the Company’s 2012 Employee Stock Purchase Plan (the “2012 ESPP”). Under the terms of the 2012 ESPP, employees have the opportunity to set aside up to 10% of their compensation (subject to certain maximums) and to purchase shares of common stock during designated offering periods at a price equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the fair market value per share on the purchase date. The aggregate number of shares that may be issued under the 2012 ESPP is 140,000. During the years ended 2017 and 2016, 18,890 and 16,813 shares, respectively, of common stock were sold for $0.4 million and $0.3 million, respectively, pursuant to the terms of the 2012 ESPP. As of December 31, 2017, there were 51,425 shares remaining available for issuance under the 2012 ESPP. During the year ended December 31, 2017, the Company recognized total compensation expense of $0.1 million related to the 2012 ESPP. During the years ended December 31, 2016 and December 31, 2015, the Company did not recognize any compensation expense related to the 2012 ESPP.

NOTE 17 — Employee 401(k) Plan

The Company adopted a 401(k) plan (the “401(k) Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the 401(k) Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service guidelines. Effective July 1, 2007, the 401(k) Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2017, 2016 and 2015 were approximately $0.3 million, $0.2 million and $0.2 million, respectively.

NOTE 18 — Related Party Transactions

The Company previously obtained all of its commercial, healthcare and other insurance coverage through The Selzer Company, an insurance broker located in Warrington, Pennsylvania. Richard Dyer, the brother of Daniel P. Dyer, the Company’s former Chief Executive Officer, is the President of The Selzer Company. The Company does not have any contractual arrangement with The Selzer Group or Richard Dyer, nor does it pay either of them any direct fees. There were no insurance premiums paid to The Selzer Company during each of the years ended December 31, 2017 and December 31, 2016. Insurance premiums paid to The Selzer Company were $0.4 million for the year ended December 31, 2015.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — Parent Company

Summarized financial information of the parent company is as follows:

Parent Company — Balance Sheet

	December 31,
	2017	2016
	(Dollars in thousands, except per-share data)
ASSETS
Investment in and advances to subsidiaries:
Bank subsidiary	$145,249	$130,636
Nonbank subsidiaries	34,400	31,653

Total assets	$179,649	$162,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,449,458 and 12,572,114 shares issued and outstanding at December 31, 2017 and 2016, respectively	124	126
Additional paid-in capital	82,588	83,505
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(96)	(138)
Retained earnings	97,035	78,798

Total stockholders’ equity	179,649	162,289

Total liabilities and stockholders’ equity	$179,649	$162,289

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company — Income Statement

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Income:
Dividends from nonbank subsidiaries	$11,556	$7,268	$43,569
Dividends from bank subsidiary	6,000	7,600	13,000

Total revenue	17,556	14,868	56,569
Total expense	—	—	—
Income before income taxes and equity in undistributed net income of subsidiaries	17,556	14,868	56,569
Income tax (benefit) expense	—	—	—
Equity in undistributed income (loss):
Bank subsidiary	14,571	7,247	7,532
Nonbank subsidiaries	(6,835)	(4,836)	(48,135)

Net Income	$25,292	$17,279	$15,966

Other comprehensive income:
Amortization of net deferred losses on Increase (decrease) in fair value of securities available for sale	68	(15)	(181)
Tax effect	(26)	6	69

Total other comprehensive income (loss)	42	(9)	(112)

Comprehensive income	$25,334	$17,270	$15,854

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company — Statement of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$25,292	$17,279	$15,966
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net (income) losses of subsidiaries	(19,292)	(9,679)	(2,966)

Net cash provided by operating activities	6,000	7,600	13,000

Cash flows from investing activities:
Capital returned from nonbank subsidiaries	11,556	7,268	43,569
Capital contributed to subsidiaries	(6,941)	(7,952)	(13,820)

Net cash provided by (used in) investing activities	4,615	(684)	29,749

Cash flows from financing activities:
Issuances of common stock	356	259	234
Repurchases of common stock	(4,501)	(345)	(11,320)
Dividends paid to common stockholders	(6,958)	(6,907)	(32,249)
Exercise of stock options	488	77	586

Net cash used in financing activities	(10,615)	(6,916)	(42,749)

Net increase in total cash and cash equivalents	—	—	—
Total cash and cash equivalents, beginning of period	—	—	—
Total cash and cash equivalents, end of period	$—	$—	$—

NOTE 20 — Events Subsequent to Year-End

The Company declared a dividend of $0.14 per share on February 1, 2018. The quarterly dividend, which amounted to a dividend payment of approximately $1.7 million, was paid on February 22, 2018 to shareholders of record on the close of business on February 12, 2018. It represented the Company’s twenty-sixth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Supplementary Data

The selected unaudited quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per-share data)
Year ended December 31, 2017
Interest income	$20,531	$21,567	$22,363	$22,994
Fee income	3,530	3,745	3,780	3,809
Interest and fee income	24,061	25,312	26,143	26,803
Interest expense	2,340	2,612	3,000	3,228
Provision for credit losses	3,884	4,314	5,680	4,516
Other Income	3,753	4,079	3,602	5,298
Income tax expense (benefit)	489	2,732	2,049	(6,926)
Net income	1,540	4,553	3,305	15,894
Basic earnings per share	0.12	0.36	0.26	1.27
Diluted earnings per share	0.12	0.36	0.26	1.27
Cash dividends declared per share	0.14	0.14	0.14	0.14
Net investment in leases and loans	828,840	862,703	886,430	914,420
Total assets	944,492	985,082	1,013,017	1,040,160

Year ended December 31, 2016
Interest income	$17,531	$18,187	$18,803	$20,188
Fee income	3,834	3,969	3,944	3,796
Interest and fee income	21,365	22,156	22,747	23,984
Interest expense	1,692	1,857	2,055	2,174
Provision for credit losses	3,075	2,668	3,137	3,534
Other Income	2,077	2,063	2,632	2,986
Income tax expense	2,325	2,752	3,028	2,914
Net income	3,651	4,468	4,345	4,815
Basic earnings per share	0.29	0.36	0.35	0.38
Diluted earnings per share	0.29	0.36	0.35	0.38
Cash dividends declared per share	0.14	0.14	0.14	0.14
Net investment in leases and loans	702,126	703,750	759,422	796,717
Total assets	801,106	841,791	869,001	892,158

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2017, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the 1934 Act. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the 1934 Act) are designed and operating effectively to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.	Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

Supplementary Data.

2.	Financial Statement Schedules

Schedules are omitted because they are not applicable or are not required or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits

Number	Description

1.1(5)	Purchase Agreement, dated November 15, 2006, between Piper Jaffray & Co., Primus Capital Fund IV Limited Partnership and its affiliate and Marlin Business Services Corp.

3.1(6)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(32)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(14)†	2003 Equity Compensation Plan of the Registrant, as amended.

10.2(10)†	Amendment 2009-1 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.3(10)†	Amendment 2009-2 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.4(10)†	Amendment 2009-3 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.5(14)†	2012 Employee Stock Purchase Plan of the Registrant.

Number	Description

10.6(2)	Lease Agreement, dated as of October 21, 2003, between Liberty Property Limited Partnership and Marlin Leasing Corporation.

10.7(1)†	Employment Agreement, dated as of October 14, 2003 between Daniel P. Dyer and the Registrant.

10.8(8)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between Daniel P. Dyer and the Registrant.

10.9(1)†	Employment Agreement, dated as of October 14, 2003 between George D. Pelose and the Registrant.

10.10(4)†	Amendment 2006-1 dated as of May 19, 2006 to the Employment Agreement between George D. Pelose and the Registrant.

10.11(8)†	Amendment 2008-1 dated as of December 31, 2008 to the Employment Agreement between George D. Pelose and the Registrant.

10.12(15)†	Amendment 2013-1 dated as of November 6, 2013 to the Employment Agreement between George D. Pelose and the Registrant.

10.13(12)†	Compensation Policy for Non-Employee Independent Directors.

10.14(7)	Letter Agreement, dated as of June 11, 2007 and effective as of March 11, 2008, by and between the Registrant, Peachtree Equity Investment Management, Inc. and WCI (Private Equity) LLC.

10.15(9)	Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC.

10.16(11)	Receivables Loan and Security Agreement, dated as of September 24, 2010, by and among Marlin Leasing Receivables XIII LLC, Marlin Leasing Corporation, Key Equipment Finance Inc., the lenders party thereto and Wells Fargo Bank, National Association.

10.17(13)	First Amendment, dated as of June 26, 2012, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.18(16)	2014 Equity Compensation Plan.

10.19(17)	Form of Non-Employee Director Stock Award.

10.20(18)	Form of Employee Stock Award.

10.21(19)†	Employment Offer Letter between W. Taylor Kamp and Marlin Business Services Corp. dated as of August 3, 2015.

10.22(20)†	Severance Pay Plan for Senior Management.

10.23(21)	Seventh Amendment, dated as of February 4, 2016, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.24(22)†	Separation Agreement dated as of October 20, 2015 between Marlin Business Services Corp. and Daniel P. Dyer.

10.25(23)†	Consulting Agreement dated as of October 20, 2015 between Marlin Business Services Corp. and Daniel P. Dyer.

Number	Description

10.26(24)	Sixth Amendment, dated as of October 6, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.27(25)	Fifth Amendment, dated as of July 6, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.28(26)†	Separation Agreement and General Release of Claims dated as of April 30, 2015 between Marlin Business Services and Lynne C. Wilson.

10.29(27)	Fourth Amendment, dated as of April 8, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.30(28)	Third Amendment, dated as of January 7, 2015, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill LLC (now known as Wells Fargo Capital Finance, LLC).

10.31(29)†	Employment Offer Letter between Jeffrey A. Hilzinger and Marlin Business Services Corp. dated as of April 25, 2016.

10.32(30)	Eighth Amendment, dated as of May 4, 2016, to the Loan and Security Agreement, dated as of October 9, 2009, by and among Marlin Receivables Corp., Marlin Leasing Corporation, Marlin Business Services Corp. and Wells Fargo Foothill, LLC (now known as Wells Fargo Capital Finance, LLC).

10.33(31)†	Form of Performance Stock Unit Award Agreement.

16.1(3)	Letter on Change in Certifying Accountant dated June 27, 2005 from KPMG LLP to the Securities and Exchange Commission.

21.1	List of Subsidiaries (Filed herewith).

23.1	Consent of Deloitte & Touche LLP (Filed herewith)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended) (Furnished herewith).

101	Financial statements from the Annual Report on Form 10-K of the Company for the period ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Submitted electronically with this report).

†	Management contract or compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-108530), filed on October 14, 2003, and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 29, 2004, and incorporated by reference herein.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated June 24, 2005 filed on June 29, 2005, and incorporated by reference herein.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated May 19, 2006 and filed on May 25, 2006, and incorporated by reference herein.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006, and incorporated by reference herein.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated March 11, 2008 and filed on March 17, 2008, and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated December 31, 2008 and filed on January 7, 2009, and incorporated by reference herein.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated October 9, 2009 and filed on October 13, 2009, and incorporated by reference herein.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated October 28, 2009 and filed on November 2, 2009, and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated September 24, 2010 and filed on September 27, 2010, and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 5, 2010, and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated June 26, 2012 filed on July 2, 2012, and incorporated by reference herein.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form DEF 14A filed on April 23, 2012, and incorporated by reference herein.
(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K dated November 6, 2013, and incorporated by reference herein.
(16)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein.
(17)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2014, and incorporated by reference herein.
(18)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2014, and incorporated by reference herein.
(19)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed on November 3, 2015, and incorporated by reference herein.

(20)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed on August 5, 2015, and incorporated by reference herein.
(21)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 8, 2016, and incorporated by reference herein.
(22)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2015, and incorporated by reference herein.
(23)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2015, and incorporated by reference herein.
(24)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 9, 2015, and incorporated by reference herein.
(25)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 8, 2015, and incorporated by reference herein.
(26)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 30, 2015, and incorporated by reference herein.
(27)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 8, 2015, and incorporated by reference herein.
(28)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 12, 2015, and incorporated by reference herein.
29)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 5, 2016, and incorporated by reference herein.
(30)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2016, and incorporated by reference herein.
(31)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 19, 2016, and incorporated by reference herein.
(32)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2016, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2018

MARLIN BUSINESS SERVICES CORP.

By:	/s/ JEFFREY HILZINGER
Jeffrey Hilzinger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/S/ JEFFREY HILZINGER	Chief Executive Officer	March 9, 2018
	Jeffrey Hilzinger	(Principal Executive Officer)

By:	/S/ W. TAYLOR KAMP	Chief Financial Officer and	March 9, 2018
	W. Taylor Kamp	Senior Vice President
(Principal Financial and
Accounting Officer)

By:	/S/ LAWRENCE J. DEANGELO	Chairman of the Board of Directors	March 9, 2018
Lawrence J. DeAngelo

By:	/S/ JOHN J. CALAMARI	Director	March 9, 2018
John J. Calamari

By:	/S/ SCOTT HEIMES	Director	March 9, 2018
Scott Heimes

By:	/S/ MATTHEW J. SULLIVAN	Director	March 9, 2018
Matthew J. Sullivan

By:	/S/ J. CHRISTOPHER TEETS	Director	March 9, 2018
J. Christopher Teets

By:	/S/ JAMES W. WERT	Director	March 9, 2018
James W. Wert