Form 10-Q
period 2018-03-31
MARLIN BUSINESS SERVICES CORP
filed 2018-05-04
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

At April 28, 2018, 12,420,172 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended March 31, 2018

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$4,394	$3,544
Interest-earning deposits with banks	80,497	63,602

Total cash and cash equivalents	84,891	67,146
Time deposits with banks	7,664	8,110
Investment securities (amortized cost of $11.2 million and $11.7 million at March 31, 2018 and December 31, 2017, respectively)	10,946	11,533
Net investment in leases and loans:
Net investment in leases and loans, excluding allowance for credit losses	946,247	929,271
Allowance for credit losses	(15,620)	(14,851)

Total net investment in leases and loans	930,627	914,420
Intangible assets	1,075	1,128
Goodwill	1,160	1,160
Property and equipment, net	4,035	4,204
Property tax receivables	11,740	6,292
Other assets	19,087	26,167

Total assets	$1,071,225	$1,040,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$833,145	$809,315
Other liabilities:
Sales and property taxes payable	7,790	2,963
Accounts payable and accrued expenses	27,774	31,492
Net deferred income tax liability	18,589	16,741

Total liabilities	887,298	860,511

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,418,497 and 12,449,458 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	124	124
Additional paid-in capital	82,509	82,588
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(98)	(96)
Retained earnings	101,394	97,035

Total stockholders’ equity	183,927	179,649

Total liabilities and stockholders’ equity	$1,071,225	$1,040,160

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per-share data)
Interest income	$23,279	$20,531
Fee income	3,959	3,530

Interest and fee income	27,238	24,061
Interest expense	3,399	2,340

Net interest and fee income	23,839	21,721
Provision for credit losses	4,612	3,884

Net interest and fee income after provision for credit losses	19,227	17,837

Non-interest income:
Insurance premiums written and earned	1,939	1,706
Other income	3,295	2,047

Non-interest income	5,234	3,753

Non-interest expense:
Salaries and benefits	10,023	9,391
General and administrative	6,571	10,170

Non-interest expense	16,594	19,561

Income before income taxes	7,867	2,029
Income tax expense	1,682	489

Net income	$6,185	$1,540

Basic earnings per share	$0.50	$0.12
Diluted earnings per share	$0.50	$0.12

Cash dividends declared and paid per share	$0.14	$0.14

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net income	$6,185	$1,540

Other comprehensive income (loss):
Reclassification due to adoption of ASU 2016-01, ASU 2018-02 and ASU 2018-03	107	—
Increase (decrease) in fair value of debt securities available for sale	(79)	48
Tax effect	(30)	(19)

Total other comprehensive income (loss)	(2)	29

Comprehensive income	$6,183	$1,569

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
		Common	Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)
Balance, December 31, 2016	12,572,114	$126	$83,505	$(2)	$(138)	$78,798	$162,289
Repurchase of common stock	(32,972)	—	(790)	—	—	—	(790)
Exercise of stock options	30,253	—	375	—	—	—	375
Excess tax benefits from stock-based
Restricted stock grant, net of forfeitures	(1,391)	—	—	—	—	—	—
Stock-based compensation recognized	—	—	978	—	—	—	978
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	29	—	29
Net income	—	—	—	—	—	1,540	1,540
Cash dividends declared	—	—	—	—	—	(1,776)	(1,776)

Balance, March 31, 2017	12,568,004	$126	$84,068	$(2)	$(109)	$78,562	$162,645

Balance, December 31, 2017	12,449,458	124	82,588	(2)	(96)	97,035	179,649
Repurchase of common stock	(37,026)	—	(1,000)	—	—	—	(1,000)
Stock issued in connection with restricted stock and RSU’s, net of forfeitures	6,065	—	—	—	—	—	—
Stock-based compensation recognized	—	—	921	—	—	—	921
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(59)	—	(59)
Net income	—	—	—	—	—	6,185	6,185
Impact of adoption of new accounting standards (1)	—	—	—	—	57	(57)	—
Cash dividends declared	—	—	—	—	—	(1,769)	(1,769)

Balance, March 31, 2018	12,418,497	$124	$82,509	$(2)	$(98)	$101,394	$183,927

(1)	Represents the impact of Accounting Standards Update (“ASU”) 2016-01, ASU 2018-02 and ASU 2018-03.

See Note 2 to the consolidated financial statements for more information

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$6,185	$1,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,024	609
Stock-based compensation	921	978
Change in fair value of equity securities	55	—
Provision for credit losses	4,612	3,884
Net deferred income taxes	1,883	(2,128)
Amortization of deferred initial direct costs and fees	3,202	2,538
Loss on equipment disposed	310	335
Gain on leases sold	(1,681)	(196)
Leases originated for sale	(547)	(1,087)
Proceeds from sale of leases originated for sale	558	1,091
Effect of changes in other operating items:
Other assets	1,058	(5,509)
Other liabilities	4,122	11,650

Net cash provided by operating activities	21,702	13,705

Cash flows from investing activities:
Net change in time deposits with banks	446	498
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(165,937)	(149,232)
Principal collections on leases and loans	115,428	101,956
Proceeds from sale of leases originated for investment	24,104	7,802
Security deposits collected, net of refunds	(93)	(78)
Proceeds from the sale of equipment	808	865
Acquisitions of property and equipment	(246)	(254)
Business combinations	—	(2,500)
Principle payments received on securities available for sale	444	947

Net cash (used in) investing activities	(25,046)	(39,996)

Cash flows from financing activities:
Net change in deposits	23,830	42,436
Repurchases of common stock	(1,000)	(790)
Dividends paid	(1,741)	(1,759)
Exercise of stock options	—	375

Net cash provided by financing activities	21,089	40,262

Net (decrease) increase in total cash and cash equivalents	17,745	13,971
Total cash and cash equivalents, beginning of period	67,146	61,757

Total cash and cash equivalents, end of period	$84,891	$75,728

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$3,045	$2,162
Net cash paid (refunds received) for income taxes	$(8,092)	$192
Leases transferred into held for sale from investment	$22,434	$7,610
Supplemental disclosures of non cash investing activities:
Purchase of equipment for direct financing lease contracts and loans originated	$5,028	$—

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

On January 4, 2017, the Company completed the acquisition of Horizon Keystone Financial (“HKF”), an equipment leasing company which primarily identifies and sources lease and loan contracts for investor partners for a fee. With this acquisition, the Company expanded its current leasing business, increased annual originations and its presence in certain industry sectors.

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

During the second quarter of 2017, the Company identified that the sale of certain leases had been reported as cash flows from operating activities that should have been presented as investing activities. In addition, the Company also identified that the deferral of certain expenses associated with the cost of originating leases had been reported as an adjustment to operating cash flow rather than as an investing activity. The Company corrected the previously presented cash flows for these items and in doing so, the consolidated statement of cash flow for the three-month period ended March 31, 2017 was adjusted to decrease net cash flows from operating activities by $4.0 million and to decrease net cash flows used in investing activities by the same amount. The Company has evaluated the effect of this incorrect presentation, both qualitatively and quantitatively, on its previously filed consolidated financial statements and has collectively concluded that such effect is not material.

The accompanying unaudited condensed consolidated financial statements present the Company’s financial position at March 31, 2018 and the results of operations for the three-month periods ended March 31, 2018 and 2017, and cash flows for the three-month periods ended March 31, 2018 and 2017. In Management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018. The consolidated results of operations for the three-month periods ended March 31, 2018 and 2017 and the consolidated statements of cash flows for the three-month periods ended March 31, 2018 and 2017 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

There have been no significant changes to our Significant Accounting Policies as described in our 2017 Annual Report on Form 10-K.

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our leases and loans, investment securities, as well as revenue related to our gain on sale of leases and loans, servicing income, and Insurance premiums income. Revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income included certain fees such as property tax administrative fees on leases, ACH payment fees, insurance policy fees outside of the scope of ASC 944, and broker fees earned for referring leases and loans to other funding partners.

Recently Issued Accounting Standards.

Income Taxes. In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 to update the income tax accounting in U.S. generally accepted accounting principles (“GAAP”) to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on Dec. 22, 2017, when the Tax Cuts and Jobs Act was signed into law. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Investments and Regulated Operations. In March 2018, the FASB issued ASU 2018-04, Investments — Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, to delete ASC 320-10-S99-1, which had codified SAB Topic 5.M which provided the SEC guidance determining when a decline in fair value below cost for an available-for-sale equity security is OTTI. ASU 2018-04 also removes from the ASC special requirements in SEC Regulation S-X Rule 3A-05 for public utility holding companies. The changes were effective when issued. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

Recently Adopted Accounting Standards.

Financial Instruments. In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall. The amendments in this Update clarify certain aspects of the guidance issued in Update 2016-01 regarding the fair value measurement of certain financial assets and financial liabilities. Adoption of this ASU did not have a material impact on our results of operations or financial position.

Income Statement. In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The early adoption of the guidance resulted in an insignificant cumulative-effect adjustment that increased retained earnings and decreased AOCI in the first quarter of 2018 as reflected on the Condensed Consolidated Statements of Stockholders’ Equity.

Stock-Based Compensation. In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of modifications unless all the following are met: 1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted these changes effective January 1, 2018 on a prospective basis. Adoption of this ASU did not have a material impact on our results of operations or financial position.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective, as a result of ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the revenue recognition guidance on January 1, 2018 using the modified retrospective approach. A significant amount of the Company’s revenues is excluded from the scope of the amended guidance, including interest income, fee income, and insurance premiums written and earned, as seen on the Consolidated Statements of Operations. Revenue streams that will be subject to the new revenue recognition guidance includes certain revenues associated with lease and loan contracts including property tax administrative fees, fees billed to customers for the convenience of paying through ACH, and insurance administrative fees. In addition, referral fee income generated from referring lease and loan customers to third parties was deemed to be in scope of the amended guidance. The Company analyzed the in scope contracts and determined there were no material changes in the timing of revenue recognition when considering the amended guidance. The adoption of this ASU did not have a material impact on our results of operations, financial position or disclosure to the notes of the consolidated financial statements. The company has included applicable disclosures regarding revenue recognition within Note 3 of the consolidated financial statements.

NOTE 3 – Non-Interest Income

On January 1, 2018, the Company adopted the amendments of ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company earns revenue including interest and fees from customers as well as revenues from non-customers. Interest and fee income and are outside the scope of ASC Topic 606, Revenue from contracts with customers (Topic 606). Some sources of revenue included with Non-interest income fall within the scope of Topic 606, while other sources do not. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of the contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. Generally, the variability relating to the consideration is explicitly stated in the contracts, but may also arise from the Company’s customer business practice, for example, waiving certain fees. The Company’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price. The Company has included the following table regarding the Company’s non-interest income for the periods presented.

	Three Months Ended March 31,
	2018	2017
Insurance premiums written and earned	$1,939	$1,706
Gain on sale of leases and loans	1,681	196
Servicing income	496	122

Non-interest income within the scope of other GAAP topics	4,116	2,024

Property tax administrative fees on leases	191	183
ACH payment fees	85	85
Insurance policy fees	511	434
Referral fees	282	902
Other	49	125

Non-interest income from contracts with customers	1,118	1,729

Total non-interest income	$5,234	$3,753

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our leases and loans, investment securities, as well as revenue related to our gain on sale of leases and loans, servicing income, and Insurance premiums income. Revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income included certain fees such as property tax administrative fees on leases, ACH payment fees, insurance policy fees outside of the scope of ASC 944, broker fees earned for referring leases and loans to other funding partners, and other fees.

NOTE 4 – Investment securities

Debt Securities, Available for sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity unless management determines that an investment is other-than-temporarily impaired (OTTI). Prior to the adoption of ASU 2016-01, the changes in fair value of equity securities classified as available for sale were accounted for consistent with the changes in fair value of debt securities available for sale. After the adoption on January 1, 2018, changes in fair value of equity securities are recorded through the Condensed Consolidated Statement of Operations. The amortized cost and estimated fair value of investments, with gross unrealized gains and losses, were as follows as of March 31, 2018 and December 31, 2017:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale
Asset-backed securities (“ABS”)	$5,514	$—	$(61)	$5,453
Municipal securities	2,152	2	(50)	2,104
Equity securities
Mutual fund	3,571	—	(182)	3,389

Total investment securities	$11,237	$2	$(293)	$10,946

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale
ABS	$5,717	$27	$(39)	$5,705
Municipal securities	2,420	18	(36)	2,402
Equity securities
Mutual fund	3,553	—	(127)	3,426

Total investment securities	$11,690	$45	$(202)	$11,533

Equity Securities

At both March 31, 2018 and December 31, 2017, the Company had $3.4 million in equity securities recorded at fair value. The following schedule is a summary of fair value changes recognized in net income on equity securities during the three months ended March 31, 2018:

Three months ended
(Dollars in thousands)	March 31, 2018
Net gains and (losses) recognized during the period on equity securities	$(55)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—

Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(55)

The following tables present the aggregate amount of unrealized losses on securities in the Company’s investment securities classified according to the amount of time those securities have been in a continuous loss position as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$(61)	$5,453	$—	$—	$(61)	$5,453
Municipal securities	—	—	(50)	1,463	(50)	1,463
Equity securities
Mutual fund	—	—	(182)	3,389	(182)	3,389

Total investment securities	$(61)	$5,453	$(232)	$4,852	$(293)	$10,305

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$(39)	$3,703	$—	$—	$(39)	$3,703
Municipal securities	—	—	(36)	2,402	(36)	2,402
Equity securities
Mutual fund	—	—	(127)	3,426	(127)	3,426

Total investment securities	$(39)	$3,703	$(163)	$5,828	$(202)	$9,531

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities available for sale at March 31, 2018, by remaining contractual maturity, with the exception of ABS and municipal securities, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties:

	March 31, 2018
	1 Year	1-5	5-10	After 10
	or Less	Years	Years	Years	Total
	(Dollars in thousands)
Amortized Cost:
Available for Sale
ABS	$—	$3,555	$1,959	$—	$5,514
Municipal securities	—	330	309	1,513	2,152

Total debt securities available for sale	$—	$3,885	$2,268	$1,513	$7,666

Estimated fair value	$—	$3,831	$2,264	$1,463	$7,558
Weighted-average yield, GAAP basis	—	2.09%	2.21%	2.58%	2.22%

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses is recorded in other comprehensive income, net of taxes. The Company did not recognize any OTTI in earnings related to its investment securities for the three months ended March 31, 2018 and March 31, 2017.

NOTE 5 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Minimum lease payments receivable	$586,332	$607,736
Estimated residual value of equipment	27,033	26,922
Unearned lease income, net of initial direct costs and fees deferred	(77,672)	(81,769)
Security deposits	(953)	(1,046)

Total leases	534,740	551,843
Commercial loans, net of origination costs and fees deferred
Funding Stream	31,174	28,128
CRA(1)	1,355	1,222
Equipment loans(2)	321,700	291,333
TFG	57,278	56,745

Total commercial loans	411,507	377,428
Allowance for credit losses	(15,620)	(14,851)

	$930,627	$914,420

(1)	CRA loans are comprised of loans originated under a line of credit to satisfy its obligations under the Community Reinvestment Act of 1977.
(2)	Equipment loans are comprised of Equipment Finance Agreements, Installment Purchase Agreements and other loans.

At March 31, 2018, $37.1 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs and origination costs net of fees deferred were $18.5 million and $18.0 million as of March 31, 2018 and December 31, 2017, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At March 31, 2018 and December 31, 2017, $22.9 million and $22.8 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of March 31, 2018:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)
Period Ending December 31,
2018	$187,247	$32,069
2019	185,144	26,012
2020	119,255	12,984
2021	64,297	5,211
2022	27,035	1,295
Thereafter	3,354	101

	$586,332	$77,672

NOTE 6 – Allowance for Credit Losses

In accordance with the Contingencies and Receivables Topics of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The tables which follow provide activity in the allowance for credit losses and asset quality statistics.

	Three months ended March 31, 2018
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (2)	TFG	Total
Allowance for credit losses, beginning of period	$1,036	$—	$12,663	$1,152	$14,851

Charge-offs	(229)	—	(4,029)	(157)	(4,415)
Recoveries	6	—	528	38	572

Net charge-offs	(223)	—	(3,501)	(119)	(3,843)

Provision for credit losses	497	—	3,978	137	4,612

Allowance for credit losses, end of period	$1,310	$—	$13,140	$1,170	$15,620

Ending lease or loan balance(1)	$30,799	$1,355	$839,714	$55,884	$927,752
Ending balance: individually evaluated for impairment(3)	$—	$—	$597	$—	$597

Ending balance: collectively evaluated for impairment(3)	$—	$—	$839,117	$—	$839,117

	Three months ended March 31, 2017
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (2)	TFG	Total
Allowance for credit losses, beginning of period	$760	$—	$9,808	$369	$10,937

Charge-offs	(324)	—	(3,185)	(165)	(3,674)
Recoveries	30	—	510	—	540

Net charge-offs	(294)	—	(2,675)	(165)	(3,134)

Provision for credit losses	452	—	3,118	314	3,884

Allowance for credit losses, end of period	$918	$—	$10,251	$518	$11,687

Ending lease or loan balance(1,3)	$23,172	$1,131	$760,780	$39,859	$824,942

	Year ended December 31, 2017
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (2)	TFG	Total
Allowance for credit losses, beginning of period	$760	$—	$9,808	$369	$10,937

Charge-offs	(1,219)	—	(14,343)	(1,154)	(16,716)
Recoveries	121	—	2,066	49	2,236

Net charge-offs	(1,098)	—	(12,277)	(1,105)	(14,480)

Provision for credit losses	1,374	—	15,132	1,888	18,394

Allowance for credit losses, end of period	$1,036	$—	$12,663	$1,152	$14,851

Ending lease or loan balance(1,3)	$27,810	$1,222	$826,880	$55,330	$911,242

(1)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

(2)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(3)	For the three months ended March 31, 2017 and the year ended December 31, 2017 all leases and loans were collectively evaluated.

For the three-month period ending March 31, 2018, the Company sold $22.4 million of leases and loans from its portfolio for a gain on sale of $1.7 million. For the year ending December 31, 2017, the Company sold $62.1 million of leases and loans from its portfolio for a gain on sale of $2.8 million.

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

The following tables present the segments of the loan portfolio in which a formal risk weighting system is utilized summarized by the categories of “pass” and “special mention”, and the classified categories of “substandard”, “doubtful”, and “loss” within the Company’s risk rating system at March 31, 2018 and December 31, 2017. The data within the tables reflect net investment, excluding deferred fees and cost and allowance:

	March 31, 2018
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (1)	TFG	Total
Pass	$30,432	$1,355	$822,972	$51,365	$906,124
Special Mention	166	0	$7,651	$3,178	10,995
Substandard	39	0	$5,273	$1,201	6,513
Doubtful	162	0	$3,230	$104	3,496
Loss	0	0	$588	$36	624

Total	$30,799	$1,355	$839,714	$55,884	$927,752

	December 31, 2017
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (1)	TFG	Total
Pass	$27,405	$1,222	$801,894	$50,342	$880,863
Special Mention	56	—	15,141	4,906	20,103
Substandard	47	—	6,428	44	6,519
Doubtful	163	—	2,995	38	3,196
Loss	139	—	422	—	561

Total	$27,810	$1,222	$826,880	$55,330	$911,242

Troubled debt restructurings are restructurings of leases and loans in which, due to the borrower’s financial difficulties, a lender grants a concession that it would not otherwise consider for borrowers of similar credit quality. As of March 31, 2018 and December 31, 2017, the Company did not have any Troubled debt restructurings.

Loan Delinquencies and Non-accrual Leases and Loans

Net investments in leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At March 31, 2018 and December 31, 2017, there were no finance receivables past due 90 days or more and still accruing.

Funding Stream loans are generally placed in non-accrual status when they are 30 days past due and charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management. At March 31, 2018 and December 31, 2017, there were no Funding Stream loans past due 30 days or more and still accruing.

Management further monitors the performance and credit quality of the loan portfolio as determined by the length of time a recorded payment is due.

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio each of the years ended March 31, 2018 and December 31, 2017.

	30-59	60-89	>90
	Days	Days	Days	Total		Total
March 31, 2018	Past	Past	Past	Past		Finance	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing
Commercial Loans:
Funding Stream	$52	$—	$—	$52	$30,747	$30,799	$27
CRA	—	—	—	—	1,355	1,355	—
Equipment Finance (1)	3,991	2,899	3,586	10,476	942,557	953,033	3,586
TFG	216	210	40	466	64,572	65,038	40

Total Leases and Loans (2)	$4,259	$3,109	$3,626	$10,994	$1,039,231	$1,050,225	$3,653

	30-59	60-89	>90
	Days	Days	Days	Total		Total
December 31, 2017	Past	Past	Past	Past		Finance	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing
Commercial Loans:
Funding Stream	$119	$—	$—	$119	$27,691	$27,810	$118
CRA	—	—	—	—	1,222	1,222	—
Equipment Finance (1)	4,621	2,532	3,023	10,176	928,963	939,139	3,023
TFG	178	50	42	270	64,499	64,769	42

Total Leases and Loans (2)	$4,918	$2,582	$3,065	$10,565	$1,022,375	$1,032,940	$3,183

(1)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(2)	Represents total minimum lease and loan payments receivable for Equipment Finance and TFG and as a percentage of principal outstanding for Funding Stream and CRA.

NOTE 7 - Goodwill and Intangible Assets

Goodwill

As a result of the HKF acquisition on January 4, 2017, the Company’s goodwill was $1.2 million as of December 31, 2017, which represents the excess purchase price over the Company’s fair value of the assets acquired. The recorded goodwill is not amortizable but is deductible for tax purposes. Impairment testing will be performed in the fourth quarter of each year and more frequently as warranted in accordance with the applicable accounting guidance.

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2018 are as follows:

(Dollars in thousands)	Total Company
Balance at December 31, 2017	$1,160
Changes	—

Balance at March 31, 2018	$1,160

Intangible assets

During the first quarter of 2017, in connection with the acquisition of HKF, the Company acquired certain definite-lived intangible assets with a total cost of $1.3 million and a weighted average amortization period of 8.7 years. The Company had no indefinite-lived intangible assets at March 31, 2018.

The following table presents details of the Company’s intangible assets as of March 31, 2018:

(Dollars in thousands)			Accumulated	Net
Description	Useful Life	Cost	Amortization	Value
Lender relationships	3 years	$360	$150	$210
Vendor relationships	11 years	920	104	816
Corporate trade name	7 years	60	11	49

		$1,340	$265	$1,075

There was no impairment of these assets in the first quarter of 2018. Amortization related to the Company’s definite lived intangible assets was less than $0.1 million for the three-month periods ended March 31, 2018 and March 31, 2017. The Company expects the amortization expense for the next five years will be as follows:

(Dollars in thousands)
2018	$159
2019	212
2020	92
2021	92
2022	92

NOTE 8 – Other Assets

Other assets are comprised of the following:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Accrued fees receivable	$2,930	$3,052
Prepaid expenses	2,122	2,026
Income taxes receivable	5,459	13,306
Federal Reserve Bank Stock	1,711	1,711
Servicing asset	3,775	2,518
Other	3,090	3,554

	$19,087	$26,167

NOTE 9 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution Community Development Financial Institution (“CDFI”) organization. The CDFI serves as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents, helping MBB meet its Community Reinvestment Act (“CRA”) obligations. Currently, MBB receives approximately 1.2% participation in each funded loan which is collateral for the loan issued to the CDFI under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At March 31, 2018, MBB had an unfunded commitment of $0.6 million for this activity. MBB’s one-year commitment to the CDFI will expire in September 2018 at which time the commitment may be renewed for another year based on Marlin’s review.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Banking institutions are subject to periodic reviews and examinations from banking regulators. In the first quarter of 2017, one of MBB’s regulatory agencies communicated preliminary findings in connection with the timing of certain aspects of payment application process in effect prior to February 2016 related to the assessment of late fees. The Company believes that the resolution of this matter will require the Company to pay restitution to customers. The Company estimated such restitution at $4.2 million, which was expensed and related liability was recorded in the first quarter of 2017. The estimated liability has not yet been settled and the ultimate resolution of this matter could be materially different from the current estimate, including with respect to the timing, the exact amount of any required restitution or the possible imposition of any fines and penalties.

As of March 31, 2018, the Company leases all seven of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Plymouth, Michigan; and Philadelphia, Pennsylvania. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of March 31, 2018:

	Future Minimum Lease Payment Obligations
	Capital	Operating
Period Ending December 31,	Leases	Leases	Total
	(Dollars in thousands)
2018	$84	$1,217	$1,301
2019	112	1,527	1,639
2020	112	687	799
2021	65	—	65
2022 and thereafter	—	—	—

Total minimum lease payments	$373	$3,431	$3,804

Less: amount representing interest	(13)

Present value of minimum lease payments	$360

Rent expense was $0.3 million for each of the three-month periods ended March 31, 2018 and March 31, 2017.

NOTE 10 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of March 31, 2018, money market deposit accounts totaled $33.1 million.

As of March 31, 2018, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2018	$296,021
2019	230,567
2020	138,947
2021	91,683
2022	35,140
Thereafter	7,672

Total	$800,030

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at March 31, 2018 was 1.70%.

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

The Company’s balances measured at fair value on a recurring basis include the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)
Assets
ABS	$—	$5,453	$—	$5,705
Municipal securities	—	2,104	—	2,402
Mutual fund	3,389	—	3,426	—

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments that are not recorded on the consolidated balance sheet at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$84,891	$84,891	$67,146	$67,146
Time deposits with banks	7,664	7,537	8,110	7,843
Loans, net of allowance	404,091	393,123	370,865	358,089
Federal Reserve Bank Stock	1,711	1,711	1,711	1,711
Servicing Rights	3,775	3,829	2,518	2,554

Financial Liabilities
Deposits	$833,145	$823,540	$809,315	$803,470

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of March 31, 2018 and December 31, 2017, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Loans

The loan balances are comprised of three types of loans. Loans made as a member bank in a non-profit, multi-financial institution CDFI serve as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at March 31, 2018 and December 31, 2017 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans is estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

Federal Reserve Bank Stock

Federal Reserve Bank Stock are non-marketable equitable equity securities and are reported at their redeemable carrying amounts, which approximates fair value. This fair value measurement is classified as Level 1.

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

NOTE 12 – Earnings Per Share

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per- share data)
Basic EPS
Net income	$6,185	$1,540
Less: net income allocated to participating securities	(120)	(45)

Net income allocated to common stock	$6,065	$1,495

Weighted average common shares outstanding	12,435,148	12,579,570
Less: Unvested restricted stock awards considered participating securities	(246,242)	(366,106)

Adjusted weighted average common shares used in computing basic EPS	12,188,906	12,213,464

Basic EPS	$0.50	$0.12

Diluted EPS
Net income allocated to common stock	$6,065	$1,495

Adjusted weighted average common shares used in computing basic EPS	12,188,906	12,213,464
Add: Effect of dilutive stock-based compensation awards	56,113	9,869

Adjusted weighted average common shares used in computing diluted EPS	12,245,019	12,223,333

Diluted EPS	$0.50	$0.12

For each of the three-month periods ended March 31, 2018 and March 31, 2017, outstanding stock based compensation awards in the amount of 134,094 and 224,048 ,respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 13 – Stockholders’ Equity

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

During the three-month period ended March 31, 2018, the Company purchased 17,725 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $ 28.21 per share. During the three-month period ended March 31, 2017, the Company did not purchase any shares of its common stock in the open market under the 2014 Repurchase Plan. At March 31, 2018, the Company had $ 7.4 million remaining in the 2017 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. During the three-month periods ended March 31, 2018 and March 31, 2017, there were 19,301 shares and 32,972 shares repurchased to cover income tax withholding under the 2014 Plan at an average cost of $ 25.91 per share and $ 23.97 per share, respectively.

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

The Company and MBB operate under the Basel III capital adequacy standards. These standards require a minimum for Tier 1 leverage ratio of 4%, minimum Tier 1 risk-based ratio of 6%, and a total risk-based capital ratio of 8%. The Basel III capital adequacy standards established a new common equity Tier 1 risk-based capital ratio with a required 4.5% minimum (6.5% to be considered well-capitalized). The Company is required to have a level of regulatory capital in excess of the regulatory minimum and to have a capital buffer above 1.875% for 2018, and 2.5% for 2019 and thereafter. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at March 31, 2018 was $149.8 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At March 31, 2018, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at March 31, 2018.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	17.35%	$181,790	4%	$41,912	5%		$52,390
Marlin Business Bank	14.97%	$149,788	5%	$50,032	5%		$50,032
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	18.33%	$181,790	4.5%	$44,636	6.5%		$64,475
Marlin Business Bank	15.36%	$149,788	6.5%	$63,403	6.5%		$63,403
Tier 1 Risk-based Capital
Marlin Business Services Corp.	18.33%	$181,790	6%	$59,515	8%		$79,353
Marlin Business Bank	15.36%	$149,788	8%	$78,034	8%		$78,034
Total Risk-based Capital
Marlin Business Services Corp.	19.58%	$194,228	8%	$79,353	10%		$99,192
Marlin Business Bank	16.61%	$162,022	15%	$146,314	10	%(1)	$97,543

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.61% at March 31, 2018 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 14 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options, stock units, stock awards, and other equity awards is 1,200,000 with not more than 1,000,000 of such shares available for issuance as stock units, stock awards, and other equity awards. There were 325,183 shares available for future grants under the 2014 Plan as of March 31, 2018, of which 289,067 shares were available to be issued as stock units, stock awards, and other equity awards.

Total stock-based compensation expense was $0.9 million and $1.0 million for the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

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

The Company has also issued stock options to non-employee independent directors. These options generally vest in one year.

There were 68,689 stock options granted during the three-month period ended March 31, 2018. There were 115,883 stock options granted during the three-month period ended March 31, 2017. The fair value of stock options granted during the three-month periods ended March 31, 2018 and March 31, 2017was $7.21 and $6.56, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.64%	1.82%
Expected life (years)	4.50	4.50
Expected volatility	32.32%	34.62%
Expected dividends	1.98%	2.17%

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

A summary of option activity for the three-month period ended March 31, 2018 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share
Outstanding, December 31, 2017	96,985	$25.75
Granted	68,689	28.25
Exercised	—	—
Forfeited	(1,790)	25.75
Expired	—	—

Outstanding, March 31, 2018	163,884	26.80

During the three-month period ended March 31, 2018, the Company recognized compensation expense related to options of $0.1 million. During the three-month period ended March 31, 2017, the Company did not recognize compensation expense related to options.

There were no stock options exercised during the three-month period ended March 31, 2018. There were 30,253 stock options exercised during the three-month period ended March 31, 2017. The total pretax intrinsic value of stock options exercised were $0.3 million for the three-month period ended March 31, 2017.

The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2018.

Options Outstanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$25.75	95,195	6.0	$25.75	$248	31,705	6.0	$25.75	$82
$28.25	68,689	7.0	28.25	7	0	0.0	0.00	—

	163,884	6.4	$26.80	$255	31,705	6.0	$25.75	$82

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $28.35 as of March 31, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2018, there was $0.9 million of unrecognized compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations scheduled to be recognized over a weighted average period of $1.8 years.

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

Of the total restricted stock awards granted during the three-month period ended March 31, 2018, no shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2017 and 2018 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the three-month period ended March 31, 2018:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2017	277,617	$17.51
Granted	1,050	25.01
Vested	(47,791)	15.81
Forfeited	(3,044)	17.50

Outstanding at March 31, 2018	227,832	17.90

During the three-month periods ended March 31, 2018 and March 31, 2017, the Company granted restricted stock awards with grant date fair values totaling less than $0.1 million and $0.1 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.6 million and $0.9 million of compensation expense related to restricted stock for the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

Of the $0.6 million total compensation expense related to restricted stock for the three-month period ended March 31, 2018, approximately $0.3 million related to accelerated vesting based on achievement of certain performance criteria determined annually. Of the $0.9 million total compensation expense related to restricted stock for the three-month period ended March 31, 2017, approximately $0.6 million related to accelerated vesting, which was also based on the achievement of certain performance criteria determined annually.

As of March 31, 2018, there was $2.4 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.4 years. In the event individual performance targets are achieved, $0.2 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 1.0 years. In addition, certain of the awards granted may result in the issuance of 8,815 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended March 31, 2018 and March 31, 2017 was $1.2 million and $2.2 million, respectively.

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

The following tables summarize restricted stock unit activity for the three-month period ended March 31, 2018:

		Weighted
		Average
	Number of	Grant-Date
Performance-based & market-based RSUs	RSUs	Fair Value
Outstanding at December 31, 2017	158,553	$15.13
Granted	35,056	28.25
Forfeited	(912)	26
Converted	—	—
Cancelled due to non-achievement of market condition	—	—

Outstanding at March 31, 2018	192,697	17.47

Service-based RSUs
Outstanding at December 31, 2017	25,840	$25.63
Granted	49,105	28.25
Forfeited	(455)	25.75
Converted	(8,059)	25.75

Outstanding at March 31, 2018	66,431	27.55

There were no RSUs with market based vesting conditions granted during the three-month period ended March 31, 2018. The weighted average grant-date fair value of RSUs with market based vesting conditions granted during the three-month period ended March 31, 2017 was $13.32 per unit. The weighted average grant date fair value of these market based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Grant date stock price	$—	$25.75
Risk-free interest rate	—%	1.72%
Expected volatility	—%	33.42%

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

During both the three month periods ended March 31, 2018 and March 31, 2017, the Company granted RSUs with grant-date fair values totaling $2.4 million. The Company recognized $0.3 million and $0.1 million of compensation expense related to RSUs for the three month periods ended March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018, there was $4.8 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 2.1 years and based on the most probable performance assumptions, would result in the conversion of 24,821 additional units into shares of common stock. In the event maximum performance targets are achieved, an additional $1.6 million of compensation cost would be recognized over a weighted average period of 2.4 years and may result in the conversion of 59,877 additional units into shares of common stock.

NOTE 15 – Subsequent Events

The Company declared a dividend of $0.14 per share on May 3, 2018. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on May 24, 2018 to shareholders of record on the close of business on May 14, 2018. It represents the Company’s twenty-seventh consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Form 10-K for the year ended December 31, 2017 filed with the SEC. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel;

•	general volatility of the capital markets; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

Our leases and loans are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2018, our lease and loan portfolio consisted of 91,641 accounts, excluding Funding Stream loans, with an average original term of 48 months and average original transaction size of approximately $16,000.

MBB offers a flexible loan program called Funding Stream. Funding Stream is tailored to the small business market to provide customers access to capital to help grow their businesses. As of March 31, 2018, the Company had approximately $31.2 million, not including the allowance for credit losses allocated to loans of $1.3 million, of small business loans on the balance sheet. Generally, these loans range from $5,000 to $150,000, have flexible 6 to 24 month terms, and have automated daily and weekly payback.

At March 31, 2018, we had $1.07 billion in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $930.6 million at March 31, 2018.

Our revenue consists of interest and fees from our leases and loans, interest income from our interest earning cash and investments and, to a lesser extent, non-interest income from insurance premiums written and earned and other income. Our expenses consist of interest expense and non-interest expense, which include salaries and benefits and general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended March 31, 2018, our annualized net credit losses were 1.68% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 63% of our lease portfolio at March 31, 2018 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits and money market demand accounts raised nationally by MBB, opened in 2008.

We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. In the future MBB may elect to offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions. As of March 31, 2018, total MBB deposits were $833.1 million, compared to $809.3 million at December 31, 2017. We had no outstanding secured borrowings as of both March 31, 2018 and December 31, 2017.

On January 13, 2009, Marlin Business Services Corp. became a bank holding company and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Bank of Philadelphia. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of the reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd. On January 4, 2017, we acquired Horizon Keystone Financial (“HKF”), an equipment leasing company that will expand our current leasing business, grow annual originations and increase our presence in certain industry sectors.

Critical Accounting Policies

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our leases and loans, investment securities, as well as revenue related to our gain on sale of leases and loans, servicing income, and Insurance premiums income. Revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income included certain fees such as property tax administrative fees on leases, ACH payment fees, insurance policy fees outside of the scope of ASC 944, and broker fees earned for referring leases and loans to other funding partners.

There have been no other significant changes to our Critical Accounting Policies as described in our 2017 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2018 and March 31, 2017

Net income. Net income of $6.2 million was reported for the three-month period ended March 31, 2018, resulting in diluted EPS of $0.50, compared to net income of $1.5 million and diluted EPS of $0.12 for the three-month period ended March 31, 2017. This increase was primarily due to an increase in net interest and fee margin of $2.1 million on a larger portfolio, an increase in non-interest income of $1.2 million driven by higher gain on sale, and a $2.9 million decrease in other expenses due to a $4.2 million estimated charge for restitution expense recorded in the first quarter of 2017 in connection with MBB’s regulatory examination preliminary findings (See Note 9, Commitments and Contingencies, in the accompanying Notes to Consolidate Financial Statements). The increase in net income was partially offset by a quarter over quarter increase in provision for credit losses of $0.7 million and an income tax expense of $1.2 million on higher pre-tax income.

Return on average assets was 2.37% for the three-month period ended March 31, 2018, compared to a return of 0.67% for the three-month period ended March 31, 2017. Return on average equity was 13.69% for the three-month period ended March 31, 2018, compared to a return of 3.78% for the three-month period ended March 31, 2017.

Overall, our average net investment in total finance receivables for the three-month period ended March 31, 2018 increased 14.7% to $913.8 million, compared to $796.9 million for the three-month period ended March 31, 2017. This change was primarily due to origination volume exceeding lease and loan repayments, sales and charge-offs. The end-of-period net investment in total finance receivables at March 31, 2018 was $930.6 million, an increase of $16.2 million, or 1.8%, from $914.4 million at December 31, 2017.

During the three months ended March 31, 2018, we generated 7,764 new equipment finance lease and loans with equipment cost of $141.6 million, compared to 7,185 new equipment finance lease and loans with equipment cost of $132.7 million generated for the three months ended March 31, 2017. Funding Stream loan originations were $18.1 million during the three month period ended March 31, 2018, an increase of $4.3 million, or 30.9%, as compared to the three month period ended March 31, 2017. Approval rates remained constant at 56% for each of the quarters ended March 31, 2018 and March 31, 2017.

For the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017, net interest and fee income increased $2.1 million, or 9.7%, primarily due to a $2.7 million increase in interest income on a larger portfolio, partially offset by a $1.1 million increase in interest expense on higher interest bearing liabilities. The provision for credit losses increased $0.7 million, or 17.9%, to $4.6 million for the three-month period ended March 31, 2018 from $3.9 million for the corresponding period in 2017, due to increased delinquency and charge-offs and to a lesser extent growth in the portfolio.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,
	2018			2017
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$75,211	$249	1.32%	$74,996	$85	0.45%
Time Deposits	7,912	29	1.45	9,387	27	1.15
Securities available for sale	11,202	42	1.51	5,032	27	2.17
Net investment in leases(3)	858,410	20,142	9.39	765,069	18,421	9.63
Loans receivable(3)	55,394	2,817	20.34	31,851	1,971	24.76

Total interest-earning assets	1,008,129	23,279	9.24	886,335	20,531	9.27

Non-interest-earning assets:
Cash and due from banks	574			1,785
Intangible assets	1,110			655
Goodwill	1,160			580
Property and equipment, net	4,193			3,468
Property tax receivables	8,098			5,604
Other assets(4)	18,860			15,337

Total non-interest-earning assets	33,995			27,429

Total assets	$1,042,124			$913,764

Interest-bearing liabilities:
Certificate of Deposits(5)	$794,976	$3,246	1.63%	672,955	$2,224	1.32%
Money Market Deposits(5)	35,913	153	1.70	51,423	116	0.90

Total interest-bearing liabilities	830,889	3,399	1.63	724,378	2,340	1.29

Non-interest-bearing liabilities:
Sales and property taxes payable	3,971			2,364
Accounts payable and accrued expenses	9,204			7,798
Net deferred income tax liability	17,298			16,120

Total non-interest-bearing liabilities	30,473			26,282

Total liabilities	861,362			750,660

Stockholders’ equity	180,762			163,104

Total liabilities and stockholders’ equity	$1,042,124			$913,764

Net interest income		$19,880			$18,191
Interest rate spread(6)			7.61%			7.97%
Net interest margin(7)			7.89%			8.21%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.33%			122.36%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
(3)	Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.
(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended March 31, 2018 Compared To
	Three Months Ended March 31, 2017
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$—	$164	$164
Time Deposits	(5)	7	2
Securities available for sale	25	(10)	15
Net investment in leases	2,200	(479)	1,721
Loans receivable	1,248	(402)	846
Total interest income	2,813	(65)	2,748

Interest expense:
Certificate of Deposits	445	577	1,022
Money Market Deposits	(43)	80	37
Total interest expense	377	682	1,059

Net interest income	2,424	(735)	1,689

(1)	Changes due to volume and rate are calculated independently for each line item presented rather than presenting vertical subtotals for the individual volume and rate columns. Changes attributable to changes in volume represent changes in average balances multiplied by the prior period’s average rates. Changes attributable to changes in rate represent changes in average rates multiplied by the prior year’s average balances. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Interest income	$23,279	$20,531
Fee income	3,959	3,530

Interest and fee income	27,238	24,061
Interest expense	3,399	2,340

Net interest and fee income	$23,839	$21,721

Average total finance receivables(1)	$913,804	$796,920

Annualized percent of average total finance receivables:
Interest income	10.19%	10.31%
Fee income	1.73	1.77

Interest and fee income	11.92	12.08
Interest expense	1.49	1.17

Net interest and fee margin	10.43%	10.91%

(1)	Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $2.1 million, or 9.7%, to $23.8 million for the three months ended March 31, 2018 from $21.7 million for the three months ended March 31, 2017. The annualized net interest and fee margin decreased 48 basis points to 10.43% in the three-month period ended March 31, 2018 from 10.91% for the corresponding period in 2017.

Interest income, net of amortized initial direct costs and fees, was $23.3 million and $20.5 million for the three-month periods ended March 31, 2018 and March 31, 2017, respectively. Average total finance receivables increased $116.9 million, or 14.7%, to $913.8 million at March 31, 2018 from $796.9 million at March 31, 2017. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease and loan repayments, sales and charge-offs. The average yield on the portfolio decreased, due to lower yields on the new leases and loans compared to the yields on the leases and loans repaying. The weighted average implicit interest rate on new finance receivables originated was 12.45% and 11.91% for the three-month periods ended March 31, 2018, and March 31, 2017, respectively.

Fee income was $4.0 million and $3.5 million for the three-month periods ended March 31, 2018 and March 31, 2017, respectively. Fee income included approximately $0.9 million of net residual income for each of the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

Fee income also included approximately $2.5 million and $2.1 million in late fee income for the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

Fee income, as an annualized percentage of average total finance receivables, decreased 4 basis points to 1.73% for the three-month period ended March 31, 2018 from 1.77% for the corresponding period in 2017. Late fees remained the largest component of fee income at 1.09% as an annualized percentage of average total finance receivables for the three-month period ended March 31, 2018, compared to 1.06% for the three-month period ended March 31, 2017. As an annualized percentage of average total finance receivables, net residual income was 0.39% for the three-month period ended March 31, 2018, compared to 0.43% for the three-month period ended March 31, 2017.

Interest expense increased $1.1 million to $3.4 million, or 1.63% as an annualized percentage of average deposits, for the three-month period ended March 31, 2018, from $2.3 million, or 1.29% as an annualized percentage of average deposits, for the three-month period ended March 31, 2017. The increase was primarily due to an increase in the rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 32 basis points to 1.49% for the three-month period ended March 31, 2018, from 1.17% for the corresponding period in 2017. The average balance of deposits was $830.9 million and $724.4 million for the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

There were no borrowings outstanding for each of the three-month periods ended March 31, 2018, and March 31, 2017.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At March 31, 2018, brokered certificates of deposit represented approximately 58% of total deposits, while approximately 38% of total deposits were obtained from direct channels, and 4% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.2 million to $1.9 million for the three-month period ended March 31, 2018, from $1.7 million for the three-month period ended March 31, 2017, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Non-interest income. Non-interest income was $3.3 million and $2.0 million for the three-month periods ended March 31, 2018 and March 31, 2017, respectively. Non-interest income primarily includes various administrative transaction fees and fees received from referral of leases to third parties, and gain on sale of leases and servicing fee income, recognized as earned. Selected major components of non-interest income for the three-month period ended March 31, 2018 included $1.7 million gain on sale of leases, $0.8 million in syndication related fees, including lease and loan servicing and referral fee income and $0.5 million of insurance policy fees. In comparison, selected major components of non-interest income for the three-month period ended March 31, 2017 included $0.2 million gain on sale of leases, $1.0 million in syndication related fees, including lease and loan servicing and referral fee income and $0.4 million of insurance policy fees.

Salaries and benefits expense. Salaries and benefits expense increased $0.6 million, or 6.4%, to $10.0 million for the three-month period ended March 31, 2018 from $9.4 million for the corresponding period in 2017. The increase was primarily due to increased compensation related to increased salaries and bonus as well as increase commission on higher origination volume. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.39% for the three-month period ended March 31, 2018 compared with 4.71% for the corresponding period in 2017. Total personnel decreased to 326 at March 31, 2018 from 330 at March 31, 2017.

General and administrative expense. General and administrative expense decreased $3.6 million, or 35.3%, to $6.6 million for the three months ended March 31, 2018 from $10.2 million for the corresponding period in 2017. General and administrative expense as an annualized percentage of average total finance receivables was 2.88% for the three-month period ended March 31, 2018, compared to 5.10% for the three-month period ended March 31, 2017. Selected major components of general and administrative expense for the three-month period ended March 31, 2018 included $0.9 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.9 million of data processing expense, $0.6 million of marketing expense, and $0.4 million of insurance-related expenses. In comparison, selected major components of general and administrative expense for the three-month period ended March 31, 2017 included $0.8 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.8 million of data processing expense, $0.5 million of marketing expense, $0.3 million of insurance-related expenses and a $4.2 million estimated charge for restitution expense in connection with MBB’s regulatory examination preliminary findings (See Note 9, Commitments and Contingencies, in the accompanying Notes to Consolidated Financial Statements).

Provision for credit losses. The provision for credit losses increased $0.7 million, or 17.9%, to $4.6 million for the three-month period ended March 31, 2018 from $3.9 million for the corresponding period in 2017. Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular Equipment Finance origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

The primary increase in our provision for credit losses was attributable to the Equipment Finance portfolio with a $0.9 million increase in the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. This increase was mostly attributable to an increase in delinquency and charge-offs and to a lesser extent Equipment Finance portfolio growth. The increase in provision for credit losses on the Equipment Finance portfolio was partially offset by a $0.2 million decline in provision in the TFG portfolio of the three months ended March 31, 2018 when compared to the same three-month period of 2017. Funding Stream provision for credit losses was comparable quarter over quarter at $0.5 million for both three-month periods ending March 31, 2018 and 2017.

Total portfolio net charge-offs were $3.8 million for the three-month period ended March 31, 2018, compared to $3.1 million for the corresponding period in 2017. The increase in charge-off rate is primarily due to the ongoing seasoning of the Equipment Finance portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Total portfolio net charge-offs as an annualized percentage of average total finance receivables increased to 1.68% during the three-month period ended March 31, 2018, from 1.57% for the corresponding period in 2017. The allowance for credit losses increased to approximately $15.6 million at March 31, 2018, an increase of $0.7 million from $14.9 million at December 31, 2017.

Additional information regarding asset quality is included herein in the section “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $1.7 million and $0.5 million was recorded for the three-month periods ended March 31, 2018 and March 31, 2017, respectively. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 21.4% and 24.1% for the three-month periods ended March 31, 2018 and March 31, 2017, respectively. The decline in effective tax rate was driven by the changes in corporate tax rates from the Tax cut and Jobs act. As a result of these changes, the Company’s Federal Statutory rate declined from 35% to 21%. The statutory decrease was offset by the decrease in excess benefits pertaining to share based payment arrangements recognized March 2018. During the three month period ended March 31, 2018, no further adjustments were made to the provisional amount recorded in 2017 related to the re-measurement of our deferred tax balances as a result of the Tax Cut and Jobs Act.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $16.2 million, or 1.8%, to $930.6 million at March 31, 2018 from $914.4 million at December 31, 2017. We continue to monitor our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization and origination strategies to increase originations.

The chart which follows provides our asset quality statistics for each of the three month periods ended March 31, 2018 and March 31, 2017, and the year ended December 31, 2017:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2018	2017	2017
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$14,851	$10,937	$10,937
Provision for credit losses	4,612	3,884	18,394

Charge-offs:
Commercial lease and loans:
Funding Stream	(229)	(324)	(1,219)
CRA	—	—	—
Equipment Finance	(4,029)	(3,185)	(14,343)
TFG	(157)	(165)	(1,154)

Total Charge-offs	(4,415)	(3,674)	(16,716)

Recoveries
Commercial lease and loans:
Funding Stream	6	30	121
CRA	—	—	—
Equipment Finance	528	510	2,066
TFG	38	—	49

Total Recoveries	572	540	2,236

Net charge-offs	(3,843)	(3,134)	(14,480)

Allowance for credit losses, end of period(1)	$15,620	$11,687	$14,851

Annualized net charge-offs to average total finance receivables (2)	1.68%	1.57%	1.71%

Allowance for credit losses to total finance receivables, end of period (2)	1.68%	1.42%	1.63%

Average total finance receivables (2)	$913,804	$796,920	$846,743
Total finance receivables, end of period (2)	$927,752	$824,942	$911,242

Delinquencies greater than 60 days past due	$6,735	$4,729	$5,647
Delinquencies greater than 60 days past due (3)	0.64%	0.51%	0.55%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	231.92%	247.13%	262.99%

Non-accrual leases and loans, end of period	$3,653	$2,335	$3,183
Renegotiated leases and loans, end of period(4)	$4,366	$798	$4,489

Accruing leases and loans past due 90 days or more	$—	$—	$—
Interest income included on non-accrual leases and loans(5)	$47	$37	$334
Interest income excluded on non-accrual leases and loans(6)	$51	$27	$60

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans.
(2)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percentage of total minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(4)	No renegotiated leases or loans met the definition of a Troubled Debt Restructuring at March 31, 2018, December 31, 2017, or March 31, 2017.
(5)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.
(6)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.64% at March 31, 2018 and 0.55% at December 31, 2017, compared to 0.51% at March 31, 2017.

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

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio for each of the three month periods ended March 31, 2018 and March 31, 2017, and the year ended December 31, 2017.

	Three Months Ended		Year Ended
	March 31,		December 31
	2018	2017	2017
	(Dollars in thousands)
Non-accrual leases and loans:
Commercial leases and loans:
Funding Stream	$27	$53	$118
CRA	—	—	—
Equipment Finance (1)	3,586	2,219	3,023
TFG	40	63	42

Total non-accrual leases and loans	$3,653	$2,335	$3,183

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans.

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on Equipment Finance leases or loans, including TFG loans, when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the lease or loan becomes less than 90 days delinquent.

Funding Stream loans are generally placed in non-accrual status when they are 30 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and evidence of a sustained performance period as reviewed by management.

The allowance for credit losses as a percentage of total finance receivables increased to 1.68% at March 31, 2018 from 1.63% at December 31, 2017. The increase is primarily due to an increase in the allowance for credit losses for higher delinquencies and net charge-offs. To a lesser extent, the increase is attributable to the additional reserves booked in the third quarter of 2017 for estimated inherent credit losses of $0.5 million which the Company determined to continue to be an appropriate reserve balance at March 31, 2018.

Total portfolio net charge-offs for the three months ended March 31, 2018 were $3.8 million (1.68% of average total finance receivables on an annualized basis), compared to $4.2 million (1.87% of average total finance receivables on an annualized basis) for the three months ended December 31, 2017 and $3.1 million (1.57% of average total finance receivables on an annualized basis) for the three months ended March 31, 2017. The Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the Equipment Finance portfolio affects the timing and amount of charge-offs.

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of March 31, 2018, approximately 63% of our leases were one dollar purchase option leases, 36% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of March 31, 2018, there were $27.0 million of residual assets retained on our Consolidated Balance Sheet, of which $22.9 million, or 84.8%, were related to copiers. As of December 31, 2017, there were $26.9 million of residual assets retained on our Consolidated Balance Sheet, of which $22.8 million, or 84.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of March 31, 2018 and December 31, 2017, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.9 million of net residual income for each of the three-month periods ended March 31, 2018 and March 31, 2017. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.2 million for each of the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

The net loss on residual values disposed at end of term totaled approximately $0.3 million for each of the three-month periods ended March 31, 2018 and March 31, 2017. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during each of the three-month periods ended March 31, 2018 and March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires a substantial amount of cash to operate and grow. Our primary liquidity need is to fund new originations. In addition, we need liquidity to pay interest and principal on our deposits and borrowings, to pay fees and expenses incurred in connection with our financing transactions, to fund infrastructure and technology investment, to pay dividends and to pay administrative and other non-interest expenses.

We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon five principal types of external funding sources for our operations:

•	FDIC-insured deposits issued by our wholly-owned subsidiary, MBB;

•	borrowings under various bank facilities;

•	financing of leases and loans in various warehouse facilities (all of which have since been repaid in full);

•	financing of leases through term note securitizations (all of which have been repaid in full); and

•	sale of leases and loans through our capital markets capabilities

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

The Company declared a dividend of $0.14 per share on February 1, 2018. The quarterly dividend was paid on February 22, 2018 to shareholders of record on the close of business on February 12, 2018, which resulted in a dividend payment of approximately $1.7 million. It represented the Company’s twenty-sixth consecutive quarterly cash dividend.

At March 31, 2018, we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $84.9 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 4.53 to 1 at March 31, 2018 and 4.50 to 1 at December 31, 2017.

Net cash used in investing activities was $25.0 million for the three-month period ended March 31, 2018, compared to net cash used in investing activities of $40.0 million for the three-month period ended March 31, 2017. The increase in cash flows from investing activities is primarily due to an increase of $13.5 million of principal collections on leases and $16.3 million in proceeds from sales of leases and loans originated for investment offset by an additional $16.7 million in purchases of equipment for direct financing lease contracts and funds use to originate loans. Included in the purchases of equipment for direct financing lease contracts and funds used to originate loans was $3.8 million of deferred initial direct costs and fees for each of the three-month periods ended March 31, 2018 and 2017, respectively. Investing activities primarily relate to leasing activities. The Company transferred $22.4 million and $7.6 million of leases originated for investment to held for sale during the three-month period ended March 31, 2018 and 2017, respectively.

Net cash provided by financing activities was $21.1 million for the three-month period ended March 31, 2018, compared to net cash provided by financing activities of $40.3 million for the three-month period ended March 31, 2017. The decrease in cash flows from financing activities is primarily due to an $18.6 million decrease in deposits. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $21.7 million for the three-month period ended March 31, 2018, compared to net cash provided by operating activities of $13.7 million for the three-month period ended March 31, 2017. The increase in cash flows from operating activities is primarily due to an increase in net income, an increase in deferred income taxes, and a decrease in other assets.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using FDIC-insured deposits issued through MBB. Total cash and cash equivalents available as of March 31, 2018 totaled $84.9 million, compared to $67.1 million at December 31, 2017.

Time Deposits with Banks.    Time deposits with banks are primarily composed of FDIC-insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of March 31, 2018 and December 31, 2017 totaled $7.7 million and $8.1 million, respectively.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at March 31, 2018 and December 31, 2017. Information pertaining to our borrowing facilities is as follows:

	For the Three Months Ended March 31, 2018				As of March 31, 2018
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate (2)	Outstanding	Rate (2)	Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000

	$25,000		$—	—%	$—	—%	$25,000

(1)	Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2018, MBB had $33.9 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.
(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $33.9 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $37.1 million of net investment in leases pledged at March 31, 2018.

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

The Company is required to have a level of regulatory capital in excess of the regulatory minimum and to have a capital buffer above 1.875% for 2018, and 2.5% for 2019 and thereafter. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

At March 31, 2018, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 14.97%, 15.36%, 15.36% and 16.61%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At March 31, 2018, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 17.35%, 18.33%, 18.33% and 19.58%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at March 31, 2018 was $149.8 million, which exceeds the regulatory threshold for “well capitalized” status.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to March 31, 2018

The Company declared a dividend of $0.14 per share on May 3, 2018. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on May 24, 2018 to shareholders of record on the close of business on May 14, 2018. It represents the Company’s twenty-seventh consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of March 31, 2018 were as follows:

	Contractual Obligations as of March 31, 2018
	Certificates	Contractual
	of	Interest	Operating	Capital
Period Ending December 31,	Deposits(1)	Payments(2)	Leases	Leases	Total
	(Dollars in thousands)
2018	$296,021	$7,972	$1,217	$84	$305,294
2019	230,567	6,830	1,527	112	239,036
2020	138,947	3,728	687	112	143,474
2021	91,683	1,605	—	65	93,353
2022	35,140	502	—	—	35,642
Thereafter	7,672	23	—	—	7,695

Total	$800,030	$20,660	$3,431	$373	$824,494

(1)	Money market deposit accounts are not included. As of March 31, 2018, money market deposit accounts totaled $33.1 million.
(2)	Includes interest on certificates of deposits and borrowings.

Excluding the operating leases in the table above, there were no other off-balance sheet arrangements requiring disclosure at March 31, 2018.

MARKET INTEREST RATE RISK AND SENSITIVITY

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease and loan assets we originate are almost entirely fixed-rate. Accordingly, we generally seek to finance these assets primarily with fixed interest certificates of deposit issued by MBB, and to a lesser extent through the variable rate MMDA Product at MBB.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material impact on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On May 30, 2017, the Company’s Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market or in block trades. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2018.

	Number of Shares Purchased (2)	Average Price Paid Per Share(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Time Period
January 1, 2018 to
January 31, 2018	0	$0.00	$7,902,789
February 1, 2018 to
February 28, 2018	0	$0	$7,902,789
March 1, 2018 to
March 31, 2018	17,725	$28.21	$7,402,843

Total for the quarter ended
March 31, 2018	17,725	$28.21	$7,402,843

In addition to the repurchases described above, pursuant to the 2014 Equity Plan, participants may have shares withheld to cover income taxes. There were 19,301 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Plan during the three-month period ended March 31, 2018, at an average cost of $ 25.91 per share. At March 31, 2018, the Company had $ 7.4 million remaining in the 2017 Repurchase Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2016, and incorporated by reference herein.

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

Date: May 4, 2018