Form 10-Q
period 2018-06-30
MARLIN BUSINESS SERVICES CORP
filed 2018-08-03
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

At July 25, 2018, 12,438,896 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2018

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$4,435	$3,544
Interest-earning deposits with banks	94,792	63,602

Total cash and cash equivalents	99,227	67,146
Time deposits with banks	8,414	8,110
Investment securities (amortized cost of $11.0 million and $11.7 million at June 30, 2018 and December 31, 2017, respectively)	10,757	11,533
Net investment in leases and loans:
Net investment in leases and loans, excluding allowance for credit losses	978,679	929,271
Allowance for credit losses	(15,570)	(14,851)

Total net investment in leases and loans	963,109	914,420
Intangible assets	1,022	1,128
Goodwill	1,160	1,160
Property and equipment, net	3,915	4,204
Property tax receivables	7,175	6,292
Other assets	18,532	26,167

Total assets	$1,113,311	$1,040,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$863,568	$809,315
Other liabilities:
Sales and property taxes payable	7,624	2,963
Accounts payable and accrued expenses	31,880	31,492
Net deferred income tax liability	20,597	16,741

Total liabilities	923,669	860,511

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,438,931 and 12,449,458 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	124	124
Additional paid-in capital	83,474	82,588
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(73)	(96)
Retained earnings	106,119	97,035

Total stockholders’ equity	189,642	179,649

Total liabilities and stockholders’ equity	$1,113,311	$1,040,160

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per-share data)
Interest income	$23,964	$21,567	$47,243	$42,098
Fee income	3,876	3,745	7,835	7,275

Interest and fee income	27,840	25,312	55,078	49,373
Interest expense	3,711	2,612	7,110	4,952

Net interest and fee income	24,129	22,700	47,968	44,421
Provision for credit losses	4,256	4,314	8,868	8,198

Net interest and fee income after provision for credit losses	19,873	18,386	39,100	36,223

Non-interest income:
Insurance premiums written and earned	1,993	1,751	3,932	3,457
Other income	2,634	2,328	5,929	4,375

Non-interest income	4,627	4,079	9,861	7,832

Non-interest expense:
Salaries and benefits	9,527	9,070	19,550	18,461
General and administrative	6,449	6,110	13,020	16,280

Non-interest expense	15,976	15,180	32,570	34,741

Income before income taxes	8,524	7,285	16,391	9,314
Income tax expense	2,057	2,732	3,739	3,221

Net income	$6,467	$4,553	$12,652	$6,093

Basic earnings per share	$0.52	$0.36	$1.02	$0.49
Diluted earnings per share	$0.52	$0.36	$1.01	$0.48

Cash dividends declared per share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$6,467	$4,553	$12,652	$6,093

Other comprehensive income (loss):

Reclassification due to adoption of ASU 2016-01, ASU 2018-02 and ASU 2018-03	—	—	107	—
Increase (decrease) in fair value of debt securities available for sale	33	4	(46)	52
Tax effect	(8)	(1)	(38)	(20)

Total other comprehensive income (loss)	25	3	23	32

Comprehensive income	$6,492	$4,556	$12,675	$6,125

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
		Common	Additional	Stock	Other		Total
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
	(Dollars in thousands)
Balance, December 31, 2016	12,572,114	$126	$83,505	$(2)	$(138)	$78,798	$162,289
Issuance of common stock	9,876	—	169	—	—	—	169
Repurchase of common stock	(116,012)	(1)	(2,883)	—	—	—	(2,884)
Exercise of stock options	39,416	—	487	—	—	—	487
Restricted stock grant, net of forfeitures	20,223	—	—	—	—	—	—
Stock-based compensation recognized	—	—	1,549	—	—	—	1,549
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	32	—	32
Net income	—	—	—	—	—	6,093	6,093
Cash dividends declared	—	—	—	—	—	(3,552)	(3,552)

Balance, June 30, 2017	12,525,617	$125	$82,827	$(2)	$(106)	$81,339	$164,183

Balance, December 31, 2017	12,449,458	124	82,588	(2)	(96)	97,035	179,649
Issuance of common stock	9,101	—	211	—	—	—	211
Repurchase of common stock	(38,147)	—	(1,032)	—	—	—	(1,032)
Exercise of stock options	909	—	23	—	—	—	23
Stock issued in connection with restricted stock and RSU’s, net of forfeitures	17,610	—	—	—	—	—	—
Stock-based compensation recognized	—	—	1,684	—	—	—	1,684
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(34)	—	(34)
Net income	—	—	—	—	—	12,652	12,652
Impact of adoption of new accounting standards (1)	—	—	—	—	57	(57)	—
Cash dividends declared	—	—	—	—	—	(3,511)	(3,511)

Balance, June 30, 2018	12,438,931	$124	$83,474	$(2)	$(73)	$106,119	$189,642

(1)	Represents the impact of Accounting Standards Update (“ASU”) 2016-01, ASU 2018-02 and ASU 2018-03

See Note 2 to the consolidated financial statements for more information

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$12,652	$6,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,228	1,395
Stock-based compensation	1,684	1,549
Change in fair value of equity securities	81	—
Provision for credit losses	8,868	8,198
Net deferred income taxes	3,868	(3,227)
Amortization of deferred initial direct costs and fees	6,517	5,297
Loss on equipment disposed	604	538
Gain on leases sold	(2,616)	(674)
Leases originated for sale	(2,063)	(1,597)
Proceeds from sale of leases originated for sale	2,104	1,615
Effect of changes in other operating items:
Other assets	5,427	(5,759)
Other liabilities	5,025	10,360

Net cash provided by operating activities	44,379	23,788

Cash flows from investing activities:
Net change in time deposits with banks	(304)	1,245
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(339,701)	(308,022)
Principal collections on leases and loans	235,669	206,996
Proceeds from sale of leases originated for investment	40,383	20,119
Security deposits collected, net of refunds	(141)	(209)
Proceeds from the sale of equipment	1,731	1,742
Acquisitions of property and equipment	(543)	(1,238)
Business combinations	—	(2,500)
Principle payments received on (purchases of) securities available for sale	632	(4,108)

Net cash (used in) investing activities	(62,274)	(85,975)

Cash flows from financing activities:
Net change in deposits	54,253	83,481
Issuances of common stock	211	169
Repurchases of common stock	(1,032)	(2,884)
Dividends paid	(3,479)	(3,507)
Exercise of stock options	23	487

Net cash provided by financing activities	49,976	77,746

Net (decrease) increase in total cash and cash equivalents	32,081	15,559
Total cash and cash equivalents, beginning of period	67,146	61,757

Total cash and cash equivalents, end of period	$99,227	$77,316

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$6,805	$4,553
Net cash paid (refunds received) for income taxes	$(8,051)	$5,387
Leases transferred into held for sale from investment	$37,808	$19,463
Supplemental disclosures of non cash investing activities:
Purchase of equipment for direct financing lease contracts and loans originated	$9,294	$—

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial position at June 30, 2018 and the results of operations for the three- and six-month periods ended June 30, 2018 and 2017, and cash flows for the six-month periods ended June 30, 2018 and 2017. In Management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018. The consolidated results of operations for the three- and six-month periods ended June 30, 2018 and 2017 and the consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

There have been no significant changes to our Significant Accounting Policies as described in our 2017 Annual Report on Form 10-K, except as described below.

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

Recently Adopted Accounting Standards.

Income Taxes. In March 2018, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 to update the income tax accounting in U.S. generally accepted accounting principles (“GAAP”) to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on Dec. 22, 2017, when the Tax Cuts and Jobs Act was signed into law. Adoption of this ASU did not have a material impact on our results of operations or financial position.

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

NOTE 3 – Non-Interest Income

On January 1, 2018, the Company adopted the amendments of ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company earns revenue including interest and fees from customers as well as revenues from non-customers. Interest and fee income are outside the scope of ASC Topic 606, Revenue from contracts with customers (Topic 606). Some sources of revenue included in Non-interest income fall within the scope of Topic 606, while other sources do not. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of the contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time related to the specific obligation. Revenue is recognized as the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. Generally, the variability relating to the consideration is explicitly stated in the contracts, but may also arise from the Company’s customer business practice, for example, waiving certain fees. The Company’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price. The Company has included the following table regarding the Company’s non-interest income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Insurance premiums written and earned	$1,993	$1,751	$3,932	$3,457
Gain on sale of leases and loans	936	476	2,616	674
Servicing income	677	260	1,174	380
Net gains and (losses) recognized during the period on equity securities	(26)	—	(81)	—

Non-interest income within the scope of other GAAP topics	3,580	2,487	7,641	4,511

Property tax administrative fees on leases	190	183	381	366
ACH payment fees	83	86	168	171
Insurance policy fees	514	462	1,025	896
Referral fees	210	804	493	1,706
Other	50	57	153	182

Non-interest income from contracts with customers	1,047	1,592	2,220	3,321

Total non-interest income	$4,627	$4,079	$9,861	$7,832

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our leases and loans, investment securities, as well as revenue related to our gain on sale of leases and loans, servicing income, and insurance premiums written and earned. Revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income included certain fees such as property tax administrative fees on leases, ACH payment fees, insurance policy fees outside of the scope of ASC 944, broker fees earned for referring leases and loans to other funding partners, and other fees.

NOTE 4 – Investment Securities

Debt Securities, Available for Sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity unless management determines that an investment is other-than-temporarily impaired (OTTI). Prior to the adoption of ASU 2016-01, the changes in fair value of equity securities classified as available for sale were accounted for consistent with the changes in fair value of debt securities available for sale. After the adoption on January 1, 2018, changes in fair value of equity securities are recorded through the Condensed Consolidated Statement of Operations. The amortized cost and estimated fair value of investments, with gross unrealized gains and losses, were as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
Asset-backed securities (“ABS”)	$5,299	$11	$(63)	$5,247
Municipal securities	2,152	2	(25)	2,129
Equity Securities
Mutual fund	3,590	—	(209)	3,381

Total investment securities	$11,041	$13	$(297)	$10,757

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$5,717	$27	$(39)	$5,705
Municipal securities	2,420	18	(36)	2,402
Equity Securities
Mutual fund	3,553	—	(127)	3,426

Total investment securities	$11,690	$45	$(202)	$11,533

Equity Securities

At both June 30, 2018 and December 31, 2017, the Company had $3.4 million in equity securities recorded at fair value. The following schedule is a summary of fair value changes recognized in net income on equity securities during the three and six months ended June 30, 2018:

	Three months ended	Six months ended
(Dollars in thousands)	June 30, 2018	June 30, 2018
Net gains and (losses) recognized during the period on equity securities	$(26)	$(81)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—

Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(26)	$(81)

The following tables present the aggregate amount of unrealized losses on securities in the Company’s investment securities classified according to the amount of time those securities have been in a continuous loss position as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$(61)	$3,289	$(2)	$949	$(63)	$4,238
Municipal securities	(8)	1,053	(17)	435	(25)	1,488
Equity Securities
Mutual fund	—	—	(209)	3,382	(209)	3,382

Total investment securities	$(69)	$4,342	$(228)	$4,766	$(297)	$9,108

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$(39)	$3,703	$—	$—	$(39)	$3,703
Municipal securities	—	—	(36)	2,402	(36)	2,402
Equity Securities
Mutual fund	—	—	(127)	3,426	(127)	3,426

Total investment securities	$(39)	$3,703	$(163)	$5,828	$(202)	$9,531

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities available for sale at June 30, 2018, by remaining contractual maturity, with the exception of ABS and municipal securities, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties:

	June 30, 2018
	1 Year	1-5	5-10	After 10
	or Less	Years	Years	Years	Total
	(Dollars in thousands)
Amortized Cost:
Debt Securities, Available for Sale:
ABS	$—	$3,350	$1,950	$—	$5,300
Municipal securities	—	330	309	1,513	2,152

Total debt securities available for sale	$—	$3,680	$2,259	$1,513	$7,452

Estimated fair value	$—	$3,621	$2,268	$1,488	$7,377
Weighted-average yield, GAAP basis	—	2.05%	2.51%	2.58%	2.29%

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses is recorded in other comprehensive income, net of taxes. The Company did not recognize any OTTI in earnings related to its investment securities for the six months ended June 30, 2018 and June 30, 2017.

NOTE 5 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Minimum lease payments receivable	$571,012	$607,736
Estimated residual value of equipment	26,977	26,922
Unearned lease income, net of initial direct costs and fees deferred	(75,127)	(81,769)
Security deposits	(905)	(1,046)

Total leases	521,957	551,843
Commercial loans, net of origination costs and fees deferred
Funding Stream	31,182	28,128
CRA(1)	1,445	1,222
Equipment loans(2)	365,941	291,333
TFG	58,154	56,745

Total commercial loans	456,722	377,428
Allowance for credit losses	(15,570)	(14,851)

	$963,109	$914,420

(1)	CRA loans are comprised of loans originated under a line of credit to satisfy its obligations under the Community Reinvestment Act of 1977.
(2)	Equipment loans are comprised of Equipment Finance Agreements, Installment Purchase Agreements and other loans.

At June 30, 2018, $34.9 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs and origination costs net of fees deferred were $19.2 million and $18.0 million as of June 30, 2018 and December 31, 2017, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At June 30, 2018 and December 31, 2017, $23.0 million and $22.8 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of June 30, 2018:

	Minimum Lease
	Payments	Income
	Receivable	Amortization
	(Dollars in thousands)
Period Ending December 31,
2018	$124,191	$21,958
2019	197,853	29,241
2020	132,052	15,257
2021	74,870	6,527
2022	34,882	1,934
Thereafter	7,164	210

	$571,012	$75,127

NOTE 6 – Allowance for Credit Losses

In accordance with the Contingencies and Receivables Topics of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The tables which follow provide activity in the allowance for credit losses and asset quality statistics.

	Six months ended June 30, 2018
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (2)	TFG	Total
Allowance for credit losses, beginning of period	$1,036	$—	$12,663	$1,152	$14,851

Charge-offs	(728)	—	(8,219)	(400)	(9,347)
Recoveries	49	—	1,108	41	1,198

Net charge-offs	(679)	—	(7,111)	(359)	(8,149)

Provision for credit losses	977	—	7,460	431	8,868

Allowance for credit losses, end of period	$1,334	$—	$13,012	$1,224	$15,570

Ending lease or loan balance(1)	$30,880	$1,445	$870,366	$56,761	$959,452

Ending balance: individually evaluated for impairment(3)	$—	$—	$545	$—	$545

Ending balance: collectively evaluated for impairment(3)	$—	$—	$869,821	$—	$869,821

	Six months ended June 30, 2017
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (2)	TFG	Total
Allowance for credit losses, beginning of period	$760	$—	$9,808	$369	$10,937

Charge-offs	(742)	—	(6,791)	(210)	(7,743)
Recoveries	67	—	1,064	36	1,167

Net charge-offs	(675)	—	(5,727)	(174)	(6,576)

Provision for credit losses	960	—	6,775	463	8,198

Allowance for credit losses, end of period	$1,045	$—	$10,856	$658	$12,559

Ending lease or loan balance(1,3)	$25,888	$1,125	$781,038	$50,620	$858,671

	Year ended December 31, 2017
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (2)	TFG	Total
Allowance for credit losses, beginning of period	$760	$—	$9,808	$369	$10,937

Charge-offs	(1,219)	—	(14,343)	(1,154)	(16,716)
Recoveries	121	—	2,066	49	2,236

Net charge-offs	(1,098)	—	(12,277)	(1,105)	(14,480)

Provision for credit losses	1,374	—	15,132	1,888	18,394

Allowance for credit losses, end of period	$1,036	$—	$12,663	$1,152	$14,851

Ending lease or loan balance(1,3)	$27,810	$1,222	$826,880	$55,330	$911,242

(1)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

(2)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(3)	For the six months ended June 30, 2017 and the year ended December 31, 2017 all leases and loans were collectively evaluated.

For the six-month period ending June 30, 2018, the Company sold $38.8 million of leases and loans from its portfolio for a gain on sale of $2.6 million. For the year ending December 31, 2017, the Company sold $62.1 million of leases and loans from its portfolio for a gain on sale of $2.8 million.

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

The following tables present the segments of the loan portfolio in which a formal risk weighting system is utilized summarized by the categories of “pass” and “special mention”, and the classified categories of “substandard”, “doubtful”, and “loss” within the Company’s risk rating system at June 30, 2018 and December 31, 2017. The data within the tables reflect net investment, excluding deferred fees and cost and allowance:

	June 30, 2018
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (1)	TFG	Total
Pass	$30,487	$1,445	$855,250	$52,381	$939,563
Special Mention	70	—	7,065	3,336	10,471
Substandard	53	—	4,730	839	5,622
Doubtful	222	—	2,931	173	3,326
Loss	48	—	390	32	470

Total	$30,880	$1,445	$870,366	$56,761	$959,452

	December 31, 2017
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (1)	TFG	Total
Pass	$27,405	$1,222	$801,894	$50,342	$880,863
Special Mention	56	—	15,141	4,906	20,103
Substandard	47	—	6,428	44	6,519
Doubtful	163	—	2,995	38	3,196
Loss	139	—	422	—	561

Total	$27,810	$1,222	$826,880	$55,330	$911,242

Troubled debt restructurings are restructurings of leases and loans in which, due to the borrower’s financial difficulties, a lender grants a concession that it would not otherwise consider for borrowers of similar credit quality. As of June 30, 2018 and December 31, 2017, the Company did not have any Troubled debt restructurings.

Loan Delinquencies and Non-Accrual Leases and Loans

Net investments in leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At June 30, 2018 and December 31, 2017, there were no finance receivables past due 90 days or more and still accruing.

Funding Stream loans are generally placed in non-accrual status when they are 30 days past due and generally charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management. At June 30, 2018 and December 31, 2017, there were no Funding Stream loans past due 30 days or more and still accruing.

Management further monitors the performance and credit quality of the loan portfolio as determined by the length of time a recorded payment is due.

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio as of the years ended June 30, 2018 and December 31, 2017:

	30-59	60-89	>90
	Days	Days	Days	Total		Total
June 30, 2018	Past	Past	Past	Past		Finance	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing
Commercial Loans:
Funding Stream	$97	$55	$—	$152	$30,728	$30,880	$147
CRA	—	—	—	—	1,445	1,445	—
Equipment Finance (1)	4,170	2,692	2,986	9,848	982,253	992,101	2,986
TFG	164	49	225	438	65,447	65,885	225

Total Leases and Loans (2)	$4,431	$2,796	$3,211	$10,438	$1,079,873	$1,090,311	$3,358

	30-59	60-89	>90
	Days	Days	Days	Total		Total
December 31, 2017	Past	Past	Past	Past		Finance	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing
Commercial Loans:
Funding Stream	$119	$—	$—	$119	$27,691	$27,810	$118
CRA	—	—	—	—	1,222	1,222	—
Equipment Finance (1)	4,621	2,532	3,023	10,176	928,963	939,139	3,023
TFG	178	50	42	270	64,499	64,769	42

Total Leases and Loans (2)	$4,918	$2,582	$3,065	$10,565	$1,022,375	$1,032,940	$3,183

(1)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(2)	Represents total minimum lease and loan payments receivable for Equipment Finance and TFG and as a percentage of principal outstanding for Funding Stream and CRA.

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

The changes in the carrying amount of goodwill for the six month period ended June 30, 2018 are as follows:

(Dollars in thousands)	Total Company
Balance at December 31, 2017	$1,160
Changes	—

Balance at June 30, 2018	$1,160

Intangible assets

During the first quarter of 2017, in connection with the acquisition of HKF, the Company acquired certain definite-lived intangible assets with a total cost of $1.3 million and a weighted average amortization period of 8.7 years. The Company had no indefinite-lived intangible assets at June 30, 2018.

The following table presents details of the Company’s intangible assets as of June 30, 2018:

(Dollars in thousands)			Accumulated	Net
Description	Useful Life	Cost	Amortization	Value
Lender relationships	3 years	$360	$180	$180
Vendor relationships	11 years	920	125	795
Corporate trade name	7 years	60	13	47

		$1,340	$318	$1,022

There was no impairment of these assets in the second quarter of 2018. Amortization related to the Company’s definite lived intangible assets was $0.1 million for the six-month periods ended June 30, 2018 and June 30, 2017. The Company expects the amortization expense for the next five years will be as follows:

(Dollars in thousands)
2018	$106
2019	212
2020	92
2021	92
2022	92

NOTE 8 – Other Assets

Other assets are comprised of the following:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Accrued fees receivable	$3,093	$3,052
Prepaid expenses	1,861	2,026
Income taxes receivable	5,428	13,306
Federal Reserve Bank Stock	1,711	1,711
Servicing asset	4,095	2,518
Other	2,344	3,554

	$18,532	$26,167

NOTE 9 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution Community Development Financial Institution (“CDFI”) organization. The CDFI serves as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents, helping MBB meet its Community Reinvestment Act (“CRA”) obligations. Currently, MBB receives approximately 1.2% participation in each funded loan which is collateral for the loan issued to the CDFI under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At June 30, 2018, MBB had an unfunded commitment of $0.6 million for this activity. MBB’s one-year commitment to the CDFI will expire in September 2018 at which time the commitment may be renewed for another year based on Marlin’s review.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Banking institutions are subject to periodic reviews and examinations from banking regulators. In the first quarter of 2017, one of MBB’s regulatory agencies communicated preliminary findings in connection with the timing of certain aspects of payment application processes in effect prior to February 2016 related to the assessment of late fees. The Company believes that the resolution of this matter will require the Company to pay restitution to customers. The Company estimated such restitution at $4.2 million, which was expensed and related liability was recorded in the first quarter of 2017. The estimated liability has not yet been settled and the ultimate resolution of this matter could be materially different from the current estimate, including with respect to the timing, the exact amount of any required restitution or the possible imposition of any fines and penalties.

As of June 30, 2018, the Company leases all six of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; and Philadelphia, Pennsylvania. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of June 30, 2018:

	Future Minimum Lease Payment Obligations
	Capital	Operating
Period Ending December 31,	Leases	Leases	Total
	(Dollars in thousands)
2018	$56	$812	$868
2019	112	1,515	1,627
2020	112	684	796
2021	65	—	65
2022 and thereafter	—	—	—

Total minimum lease payments	$345	$3,011	$3,356

Less: amount representing interest	(12)

Present value of minimum lease payments	$333

Rent expense was $0.5 million and $0.6 million for each of the six-month periods ended June 30, 2018 and June 30, 2017.

NOTE 10 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of June 30, 2018, money market deposit accounts totaled $27.7 million.

As of June 30, 2018, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2018	$292,606
2019	249,224
2020	144,192
2021	98,348
2022	39,692
Thereafter	11,797

Total	$835,859

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at June 30, 2018 was 1.83%.

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

The Company’s balances measured at fair value on a recurring basis include the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 1	Level 2	Level 1	Level 2
	(Dollars in thousands)
Assets
ABS	$—	$5,247	$—	$5,705
Municipal securities	—	2,129	—	2,402
Mutual fund	3,381	—	3,426	—

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments that are not recorded on the consolidated balance sheet at fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$99,227	$99,227	$67,146	$67,146
Time deposits with banks	8,414	8,361	8,110	7,843
Loans, net of allowance	448,801	440,064	370,865	358,089
Federal Reserve Bank Stock	1,711	1,711	1,711	1,711
Servicing Rights	4,095	4,171	2,518	2,554
Financial Liabilities
Deposits	$863,568	$825,153	$809,315	$803,470

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of June 30, 2018 and December 31, 2017, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. The cash equivalents include a money market fund with a balance of $37.2 million that the Company considers operating cash and has no reportable gross unrealized gains or losses and whose fair value measurement is classified as Level 2. The fair value measurement of the balance of the cash and cash equivalents is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Loans

The loan balances are comprised of three types of loans. Loans made as a member bank in a non-profit, multi-financial institution CDFI serve as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at June 30, 2018 and December 31, 2017 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans is estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$6,467	$4,553	$12,652	$6,093
Less: net income allocated to participating securities	(115)	(109)	(235)	(161)

Net income allocated to common stock	$6,352	$4,444	$12,417	$5,932

Weighted average common shares outstanding	12,419,955	12,547,821	12,427,501	12,563,608
Less: Unvested restricted stock awards considered participating securities	(220,866)	(305,016)	(233,475)	(335,392)

Adjusted weighted average common shares used in computing basic EPS	12,199,089	12,242,805	12,194,026	12,228,216

Basic EPS	$0.52	$0.36	$1.02	$0.49

Diluted EPS
Net income allocated to common stock	$6,352	$4,444	$12,417	$5,932

Adjusted weighted average common shares used in computing basic EPS	12,199,089	12,242,805	12,194,026	12,228,216
Add: Effect of dilutive stock-based compensation awards	70,900	6,725	61,473	6,550

Adjusted weighted average common shares used in computing diluted EPS	12,269,989	12,249,530	12,255,499	12,234,766

Diluted EPS	$0.52	$0.36	$1.01	$0.48

For the three-month periods ended June 30, 2018 and June 30, 2017, outstanding stock-based compensation awards in the amount of 135,265 and 132,214, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

For the six-month periods ended June 30, 2018 and June 30, 2017, outstanding stock-based compensation awards in the amount of 125,166 and 136,828, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

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

During the three-month period ended June 30, 2018, the Company did not repurchase any of its common stock in the open market under the 2017 Repurchase Plan. During the six-month period ended June 30, 2018, the Company purchased 17,725 shares of its common stock under the 2017 Repurchase Plan at an average cost of $ 28.21 per share. During the three and six-month periods ended June 30, 2018, the Company did not repurchase any of its common stock in the open market under the 2014 Repurchase Plan. During the three and six-month periods ended June 30, 2017, the Company purchased 23,490 shares of its common stock under the 2017 Repurchase Plan at an average cost of $ 25.54. During the three and six-month periods ended June 30, 2017, the Company purchased 58,914 shares of its common stock under the 2014 Repurchase Plan at an average cost of $ 25.09. At June 30, 2018, the Company had $ 7.4 million remaining in the 2017 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. There were 1,121 and 20,422 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during each of the three- and six-month periods ended June 30, 2018, at average per-share costs of $ 29.13 and $ 26.09, respectively. There were 636 and 33,608 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during the three- and six-month periods ended June 30, 2017, at average per-share costs of $ 25.11 and $ 23.99, respectively.

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

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at June 30, 2018 was $150.1 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At June 30, 2018, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at June 30, 2018.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	17.04%	$183,437	4%	$43,060	5%		$53,825
Marlin Business Bank	14.64%	$150,113	5%	$51,265	5%		$51,265
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	18.07%	$183,437	4.5%	$45,673	6.5%		$65,971
Marlin Business Bank	15.07%	$150,113	6.5%	$64,733	6.5%		$64,733
Tier 1 Risk-based Capital
Marlin Business Services Corp.	18.07%	$183,437	6%	$60,897	8%		$81,196
Marlin Business Bank	15.07%	$150,113	8%	$79,672	8%		$79,672
Total Risk-based Capital
Marlin Business Services Corp.	19.33%	$196,160	8%	$81,196	10%		$101,495
Marlin Business Bank	16.33%	$162,600	15%	$149,384	10	%(1)	$99,589

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.33% at June 30, 2018 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 14 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options, stock units, restricted stock awards, and other equity awards is 1,200,000 with not more than 1,000,000 of such shares available for issuance as stock units, stock awards, and other equity awards. There were 316,743 shares available for future awards under the 2014 Plan as of June 30, 2018, of which 279,610 shares were available to be issued as restricted stock awards.

Total stock-based compensation expense was $0.7 million and $0.6 million for the three-month periods ended June 30, 2018 and June 30, 2017, respectively. Total stock-based compensation expense was $1.7 million and $1.6 million for the six-month periods ended June 30, 2018 and June 30, 2017, respectively. Excess tax benefits from stock-based payment arrangements was $0.2 million and $0.4 million for the six-month periods ended June 30, 2018 and June 30, 2017, respectively.

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

The Company may also issue stock options to non-employee independent directors. These options generally vest equally over a three-year time period.

There were no stock options and 68,689 stock options granted during the three-month and six-month periods ended June 30, 2018, respectively. There were no stock options and 115,883 stock options granted during the three-month and six-month periods ended June 30, 2017, respectively. The fair value of stock options granted was $7.21 and $6.56 during the six-month periods ended June 30, 2018 and June 30, 2017, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
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

A summary of option activity for the six-month period ended June 30, 2018 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share
Outstanding, December 31, 2017	96,985	$25.75
Granted	68,689	28.25
Exercised	(909)	25.75
Forfeited	(2,807)	25.75
Expired	—	—

Outstanding, June 30, 2018	161,958	26.81

The Company recognized $0.1 million and $0.1 million of compensation expense related to options during the three and six-month periods ended June 30, 2018. The Company recognized $0.1 million and $0.1 million of compensation expense related to options during the three and six-month periods ended June 30, 2017.

There were 909 stock options exercised during the three-month period ended June 30, 2018. There were 9,163 stock options exercised during the three-month period ended June 30, 2017.

The total pretax intrinsic values of stock options exercised were $0.1 million and $0.4 million for the six-month periods ended June 30, 2018 and June 30, 2017, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2018:

Options Outstanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$25.75	93,269	5.8	$25.75	$382	30,796	5.8	$25.75	126
$28.25	68,689	6.7	$28.25	$110	0	0.0	$0.00	$—

	161,958	6.2	$26.81	$492	30,796	5.8	$25.75	$126

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $29.85 as of June 30, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2018, there was $0.8 million of unrecognized compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations scheduled to be recognized over a weighted average period of 1.6 years.

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

Of the total restricted stock awards granted during the six-month period ended June 30, 2018, no shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2017 and 2018 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the six-month period ended June 30, 2018:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2017	277,617	$17.51
Granted	16,456	29.99
Vested	(67,329)	14.91
Forfeited	(6,905)	18.89

Outstanding at June 30, 2018	219,839	19.20

During the three-month periods ended June 30, 2018 and June 30, 2017, the Company granted restricted stock awards with grant-date fair values totaling $0.5 million and $0.7 million, respectively. During the six-month periods ended June 30, 2018 and June 30, 2017, the Company granted restricted stock awards with grant-date fair values totaling $0.5 million and $0.8 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.2 million and $0.3 million of compensation expense related to restricted stock for the three-month periods ended June 30, 2018 and June 30, 2017, respectively. The Company recognized $0.8 million and $1.2 million of compensation expense related to restricted stock for the six-month periods ended June 30, 2018 and June 30, 2017, respectively.

Of the $0.8 million total compensation expense related to restricted stock for the six-month period ended June 30, 2018, approximately $0.3 million related to accelerated vesting during the first quarter of 2018, based on achievement of certain performance criteria determined annually. Of the $1.2 million total compensation expense related to restricted stock for the six-month period ended June 30, 2017, approximately $0.6 million related to accelerated vesting during the first quarter of 2017, which was also based on the achievement of certain performance criteria determined annually.

As of June 30, 2018, there was $2.6 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.9 years. In the event individual performance targets are achieved, $0.2 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 0.8 years. In addition, certain of the awards granted may result in the issuance of 8,533 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended June 30, 2018 and June 30, 2017 was $0.6 million and $0.4 million, respectively. The fair value of shares that vested during the six-month periods ended June 30, 2018 and June 30, 2017 was $1.8 million and $2.6 million, respectively.

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

In the second quarter of 2018, the Company modified the terms of the portion of certain outstanding 2017 performance based RSUs that are based on actual versus targeted operating performance criteria over the performance period. The modification eliminated the tax benefit that arose from the Tax Cuts and Jobs Act enacted in December of 2017. This modification did not result in any incremental compensation costs.

The following tables summarize restricted stock unit activity for the six-month period ended June 30, 2018:

		Weighted
		Average
	Number of	Grant-Date
Performance-based & market-based RSUs	RSUs	Fair Value
Outstanding at December 31, 2017	158,553	$15.13
Granted	35,056	28.25
Forfeited	(1,688)	25.75
Converted	—	—
Cancelled due to non-achievement of market condition	—	—

Outstanding at June 30, 2018	191,921	17.43

Service-based RSUs
Outstanding at December 31, 2017	25,840	$25.63
Granted	49,463	28.26
Forfeited	(1,775)	27.24
Converted	(8,059)	25.75

Outstanding at June 30, 2018	65,469	27.56

There were no RSUs with market based vesting conditions granted during the six-month period ended June 30, 2018. The weighted average grant-date fair value of RSUs with market based vesting conditions granted during the six-month period ended June 30, 2017 was $13.32 per unit. The weighted average grant date fair value of these market based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Six Months Ended June 30,
	2018	2017
Grant date stock price	$—	25.75
Risk-free interest rate	—%	1.72
Expected volatility	—%	33.42
Dividend yield	—	—

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

During the three-month period ended June 30, 2018, the Company granted RSU’s with grant date fair values totaling $0.1 million. There were no RSUs granted during the three-month period ended June 30, 2017. The Company granted RSUs with grant-date fair values totaling $2.4 million for each of the six-month periods ended June 30, 2018 and June 30, 2017, respectively. The Company recognized $0.4 million and $0.2 million of compensation expense related to RSUs for the three-month periods ended June 30, 2018 and June 30, 2017, respectively. The Company recognized $0.7 million and less than $0.3 million of compensation expense related to RSUs for the six-month periods ended June 30, 2018 and June 30, 2017, respectively. As of June 30, 2018, there was $4.2 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 1.9 years and based on the most probable performance assumptions. In the event maximum performance targets are achieved, an additional $1.8 million of compensation cost would be recognized over a weighted average period of 2.1 years. As of June 30, 2018, 164,533 performance units are expected to convert to shares of common stock based on the most probable performance assumptions. In the event maximum performance targets are achieved, 275,842 performance units may convert to shares of common stock.

NOTE 15 – Subsequent Events

The Company declared a dividend of $0.14 per share on August 2, 2018. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on August 23, 2018 to shareholders of record on the close of business on August 13, 2018. It represents the Company’s twenty-eighth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On July 30, 2018, the Company completed a $201.7 million asset-backed term securitization. This transaction was the Company’s eleventh term securitization and its first since 2010 and provides the company with fixed-cost borrowing with the objective of diversifying its funding sources. The assets are a portfolio of small-ticket equipment loans and leases originated by Marlin Business Bank, purchased by Marlin Leasing and subsequently sold to Marlin Receivables 2018-1 LLC (the “Issuer”), a bankruptcy remote, special purpose limited liability company. This transaction will be recorded as an “on-balance sheet” transaction because the Issuer will be consolidated in the Company’s financial statements.

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

Our leases and loans are fixed-rate transactions with terms generally ranging from 36 to 60 months. At June 30, 2018, our lease and loan portfolio consisted of 93,247 accounts, excluding Funding Stream loans, with an average original term of 48 months and average original transaction size of approximately $16,000.

MBB offers a flexible loan program called Funding Stream. Funding Stream is tailored to the small business market to provide customers access to capital to help grow their businesses. As of June 30, 2018, the Company had approximately $31.2 million, not including the allowance for credit losses allocated to loans of $1.3 million, of small business loans on the balance sheet. Generally, these loans range from $5,000 to $150,000, have flexible 6 to 24 month terms, and have automated daily and weekly payback.

At June 30, 2018, we had $1.11 billion in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $963.1 million at June 30, 2018.

Our revenue consists of interest and fees from our leases and loans, interest income from our interest earning cash and investments and, to a lesser extent, non-interest income from insurance premiums written and earned and other income. Our expenses consist of interest expense and non-interest expense, which include salaries and benefits and general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended June 30, 2018, our annualized net credit losses were 1.84% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 62% of our lease portfolio at June 30, 2018 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits and money market demand accounts raised nationally by MBB, opened in 2008.

We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. In the future MBB may elect to offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions. As of June 30, 2018, total MBB deposits were $863.6 million, compared to $809.3 million at December 31, 2017. We had no outstanding secured borrowings as of both June 30, 2018 and December 31, 2017.

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

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended June 30, 2018 and June 30, 2017

Net income. Net income of $6.5 million was reported for the three-month period ended June 30, 2018, resulting in diluted EPS of $0.52, compared to net income of $4.6 million and diluted EPS of $0.36 for the three-month period ended June 30, 2017. This increase was primarily due to an increase in net interest and fee margin of $1.4 million on a larger portfolio, an increase in non-interest income of $0.5 million and lower income tax expense of $0.7 million driven by the decline in corporate tax rates from the Tax cut and Jobs act, offset by a $.07 million increase in other expenses.

Return on average assets was 2.41% for the three-month period ended June 30, 2018, compared to a return of 1.90% for the three-month period ended June 30, 2017. Return on average equity was 13.93% for the three-month period ended June 30, 2018, compared to a return of 11.19% for the three-month period ended June 30, 2017.

Overall, our average net investment in total finance receivables for the three-month period ended June 30, 2018 increased 12.0% to $936.0 million, compared to $835.5 million for the three-month period ended June 30, 2017. This change was primarily due to origination volume exceeding lease and loan repayments, sales and charge-offs. The end-of-period net investment in total finance receivables at June 30, 2018 was $963.1 million, an increase of $48.7 million, or 5.3%, from $914.4 million at December 31, 2017.

During the three months ended June 30, 2018, we generated 8,238 new equipment finance lease and loans with equipment cost of $155.4 million, compared to 7,704 new equipment finance lease and loans with equipment cost of $140.7 million generated for the three months ended June 30, 2017. Funding Stream loan originations were $16.9 million during the three-month period ended June 30, 2018, an increase of $2.0 million, or 13.6%, as compared to the three month period ended June 30, 2017. Approval rates increased by 1% to 56% for the three-month period ended June 30, 2018, compared to 55% for the three-month period ended June 30, 2017.

For the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017, net interest and fee income increased $1.4 million, or 6.2%, primarily due to a $2.4 million increase in interest income on a larger portfolio, partially offset by a $1.1 million increase in interest expense on higher interest bearing liabilities, while provision for credit losses was comparable quarter over quarter at $4.3 million.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2018 and June 30, 2017.

	Three Months Ended June 30,
	2018			2017
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$77,957	$320	1.64%	$73,207	$122	0.66%
Time Deposits	8,706	39	1.77	8,572	27	1.28
Securities available for sale	10,850	60	2.21	7,758	42	2.16
Net investment in leases(3)	874,877	20,517	9.38	797,730	19,109	9.58
Loans receivable(3)	61,131	3,028	19.82	37,786	2,267	24.00

Total interest-earning assets	1,033,521	23,964	9.27	925,053	21,567	9.32

Non-interest-earning assets:
Cash and due from banks	3,989			1,282
Intangible assets	1,056			540
Goodwill	1,160			499
Property and equipment, net	4,054			3,812
Property tax receivables	9,650			10,630
Other assets(4)	22,115			14,731

Total non-interest-earning assets	42,024			31,494

Total assets	$1,075,545			$956,547

Interest-bearing liabilities:
Certificate of Deposits(5)	$814,524	$3,556	1.75%	712,553	$2,476	1.39%
Money Market Deposits(5)	30,091	155	2.06	47,527	136	1.14

Total interest-bearing liabilities	844,615	3,711	1.76	760,080	2,612	1.37

Non-interest-bearing liabilities:
Sales and property taxes payable	7,451			7,510
Accounts payable and accrued expenses	18,402			12,123
Net deferred income tax liability	19,316			14,059

Total non-interest-bearing liabilities	45,169			33,692

Total liabilities	889,784			793,772

Stockholders’ equity	185,761			162,775

Total liabilities and stockholders’ equity	$1,075,545			$956,547

Net interest income		$20,253			$18,955
Interest rate spread(6)			7.51%			7.95%
Net interest margin(7)			7.84%			8.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.37%			121.70%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.

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

Changes due to volume and rate. The following table presents the components of the changes in net interest income by volume and rate

	Three Months Ended June 30, 2018 Compared To
	Three Months Ended June 30, 2017
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$8	$190	$198
Time Deposits	—	12	12
Securities available for sale	17	1	18
Net investment in leases	1,816	(408)	1,408
Loans receivable	1,210	(449)	761
Total interest income	2,516	(119)	2,397

Interest expense:
Certificate of Deposits	387	693	1,080
Money Market Deposits	(62)	81	19
Total interest expense	314	785	1,099

Net interest income	2,152	(854)	1,298

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended June 30, 2018 and June 30, 2017.

	Three Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Interest income	$23,964	$21,567
Fee income	3,876	3,745

Interest and fee income	27,840	25,312
Interest expense	3,711	2,612

Net interest and fee income	$24,129	$22,700

Average total finance receivables(1)	$936,007	$835,516

Annualized percent of average total finance receivables:
Interest income	10.24%	10.33%
Fee income	1.66	1.79

Interest and fee income	11.90	12.12
Interest expense	1.59	1.25

Net interest and fee margin	10.31%	10.87%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $1.4 million, or 6.2%, to $24.1 million for the three months ended June 30, 2018 from $22.7 million for the three months ended June 30, 2017. The annualized net interest and fee margin decreased 56 basis points to 10.31% in the three-month period ended June 30, 2018 from 10.87% for the corresponding period in 2017.

Interest income, net of amortized initial direct costs and fees, was $24.0 million and $21.6 million for the three-month periods ended June 30, 2018 and June 30, 2017, respectively. Average total finance receivables increased $100.5 million, or 12.0%, to $936.0 million at June 30, 2018 from $835.5 million at June 30, 2017. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease and loan repayments, sales and charge-offs. The average yield on the portfolio decreased, due to lower yields on the new leases and loans compared to the yields on the leases and loans repaying. The weighted average implicit interest rate on new finance receivables originated was 12.24% and 12.23% for the three-month periods ended June 30, 2018, and June 30, 2017, respectively.

Fee income was $3.9 million and $3.7 million for the three-month periods ended June 30, 2018 and June 30, 2017, respectively. Fee income included approximately $0.9 million of net residual income for each of the three-month periods ended June 30, 2018 and June 30, 2017, respectively.

Fee income also included approximately $2.3 million and $2.2 million in late fee income for the three-month periods ended June 30, 2018 and June 30, 2017, respectively.

Fee income, as an annualized percentage of average total finance receivables, decreased 13 basis points to 1.66% for the three-month period ended June 30, 2018 from 1.79% for the corresponding period in 2017. Late fees remained the largest component of fee income at 0.97% as an annualized percentage of average total finance receivables for the three-month period ended June 30, 2018, compared to 1.07% for the three-month period ended June 30, 2017. As an annualized percentage of average total finance receivables, net residual income was 0.39% for the three-month period ended June 30, 2018, compared to 0.45% for the three-month period ended June 30, 2017.

Interest expense increased $1.1 million to $3.7 million, or 1.76% as an annualized percentage of average deposits, for the three-month period ended June 30, 2018, from $2.6 million, or 1.37% as an annualized percentage of average deposits, for the three-month period ended June 30, 2017. The increase was primarily due to an increase in the rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 34 basis points to 1.59% for the three-month period ended June 30, 2018, from 1.25% for the corresponding period in 2017. The average balance of deposits was $844.6 million and $760.1 million for the three-month periods ended June 30, 2018 and June 30, 2017, respectively.

There were no borrowings outstanding for each of the three-month periods ended June 30, 2018, and June 30, 2017.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At June 30, 2018, brokered certificates of deposit represented approximately 62% of total deposits, while approximately 35% of total deposits were obtained from direct channels, and 3% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.2 million to $2.0 million for the three-month period ended June 30, 2018, from $1.8 million for the three-month period ended June 30, 2017, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $2.6 million and $2.3 million for the three-month periods ended June 30, 2018 and June 30, 2017, respectively. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties, and gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the three-month period ended June 30, 2018 included $0.9 million gain on sale of leases, $0.9 million in syndication related fees, including lease and loan servicing and referral fee income and $0.5 million of insurance policy fees. In comparison, selected major components of other income for the three-month period ended June 30, 2017 included $0.5 million gain on sale of leases, $1.1 million in syndication related fees, including lease and loan servicing and referral fee income and $0.5 million of insurance policy fees.

Salaries and benefits expense. Salaries and benefits expense increased $0.4 million, or 4.4%, to $9.5 million for the three-month period ended June 30, 2018 from $9.1 million for the corresponding period in 2017. The increase was primarily due to increased compensation related to increased salaries and bonus as well as increased commission on higher origination volume. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.07% for the three-month period ended June 30, 2018 compared with 4.34% for the corresponding period in 2017. Total personnel decreased to 320 at June 30, 2018 from 329 at June 30, 2017.

General and administrative expense. General and administrative expense increased $0.3 million, or 4.9%, to $6.4 million for the three months ended June 30, 2018 from $6.1 million for the corresponding period in 2017. General and administrative expense as an annualized percentage of average total finance receivables was 2.76% for the three-month period ended June 30, 2018, compared to 2.93% for the three-month period ended June 30, 2017. Selected major components of general and administrative expense for the three-month period ended June 30, 2018 included $0.9 million of premises and occupancy expense, $0.5 million of audit and tax compliance expense, $0.9 million of data processing expense, $0.4 million of marketing expense, and $0.3 million of insurance-related expenses. In comparison, selected major components of general and administrative expense for the three-month period ended June 30, 2017 included $0.9 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.8 million of data processing expense, $0.5 million of marketing expense and $0.4 million of insurance-related expenses.

Provision for credit losses. The provision for credit losses was $4.3 million for the both three-month periods ended June 30, 2018 and June 30, 2017. Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular Equipment Finance origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

The provision for credit losses for the Equipment Finance portfolio decreased by $0.2 million to $3.5 million for the three-month period ending June 30, 2018 and was offset by an increase of $0.2 million in provision in the TFG portfolio. The provision for credit losses for Funding Stream was comparable at $0.5 million for the both three-month periods ended June 30, 2018 and June 30, 2017.

Total portfolio net charge-offs were $4.3 million for the three-month period ended June 30, 2018, compared to $3.4 million for the corresponding period in 2017. The increase in charge-off rate is primarily due to the ongoing seasoning of the Equipment Finance portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Total portfolio net charge-offs as an annualized percentage of average total finance receivables increased to 1.84% during the three-month period ended June 30, 2018, from 1.65% for the corresponding period in 2017. The allowance for credit losses increased to approximately $15.6 million at June 30, 2018, an increase of $0.7 million from $14.9 million at December 31, 2017.

Additional information regarding asset quality is included herein in the section “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $2.1 million and $2.7 million was recorded for the three-month periods ended June 30, 2018 and June 30, 2017, respectively. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 24.1% and 37.5% for the three-month periods ended June 30, 2018 and June 30, 2017, respectively. The decline in effective tax rate was driven by the changes in corporate tax rates from the Tax cut and Jobs act. As a result of these changes, the Company’s Federal Statutory rate declined from 35% to 21%.

Comparison of the Six-Month Periods Ended June 30, 2018 and June 30, 2017

Net income. Net income of $12.7 million was reported for the six-month period ended June 30, 2018, resulting in diluted EPS of $1.01, compared to net income of $6.1 million and diluted EPS of $0.48 for the six-month period ended June 30, 2017. This increase was primarily due to an increase in net interest and fee margin of $3.5 million on a larger portfolio and an increase in non-interest income of $2.0 million.

Return on average assets was 2.39% for the six-month period ended June 30, 2018, compared to a return of 1.30% for the six-month period ended June 30, 2017. Return on average equity was 13.81% for the six-month period ended June 30, 2018, compared to a return of 7.48% for the six-month period ended June 30, 2017.

Overall, our average net investment in total finance receivables for the six-month period ended June 30, 2018 increased 13.3% to $924.9 million, compared to $816.2 million for the six-month period ended June 30, 2017. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at June 30, 2018 was $963.1 million, an increase of $48.7 million, or 5.3%, from $914.4 million at December 31, 2017.

During the six months ended June 30, 2018, we generated 16,002 new leases with equipment cost of $297.0 million, compared to 14,889 new leases with equipment cost of $273.3 million generated for the six months ended June 30, 2017. Approval rates increased by 1% to 56% for the six-month period ended June 30, 2018, compared to 55% for the six-month period ended June 30, 2017.

For the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017, net interest and fee income increased $3.5 million, or 8%, primarily due to a $5.1 million increase in interest income, partially offset by a $2.2 million increase in interest expense. The provision for credit losses increased $0.7 million, or 8.5%, to $8.9 million for the six-month period ended June 30, 2018 from $8.2 million for the same period in 2017, due to an increase in delinquency and charge-offs which is attributed to a return to a more normal credit environment.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2018 and June 30, 2017.

	Six Months Ended June 30,
	2018			2017
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$74,204	$569	1.53%	$74,680	$207	0.55%
Time Deposits	8,309	67	1.62	8,980	54	1.21
Securities available for sale	11,026	102	1.86	6,395	69	2.16
Net investment in leases(3)	866,643	40,659	9.38	781,399	37,530	9.61
Loans receivable-3	58,262	5,846	20.07	34,819	4,238	24.35

Total interest-earning assets	1,018,444	47,243	9.27	906,273	42,098	9.29

Non-interest-earning assets:
Cash and due from banks	4,493			1,537
Intangible assets	1,083			270
Goodwill	1,160			249
Property and equipment, net	4,124			3,640
Property tax receivables	8,874			8,118
Other assets-4	20,487			15,647

Total non-interest-earning assets	40,221			29,461

Total assets	$1,058,665			$935,734

Interest-bearing liabilities:
Certificate of Deposits-5	$804,596	$6,802	1.69%	$692,830	$4,700	1.36%
Money Market Deposits-5	32,986	308	1.86	49,978	252	1.01

Total interest-bearing liabilities	837,582	7,110	1.70	742,808	4,952	1.34

Non-interest-bearing liabilities:
Sales and property taxes payable	5,711			4,937
Accounts payable and accrued expenses	13,803			10,018
Net deferred income tax liability	18,307			15,066

Total non-interest-bearing liabilities	37,821			30,021

Total liabilities	875,403			772,829

Stockholders’ equity	183,262			162,905

Total liabilities and stockholders’ equity	$1,058,665			$935,734

Net interest income		$40,133			$37,146
Interest rate spread-6			7.57%			7.95%
Net interest margin-7			7.88%			8.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.59%			122.01%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
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

	Six Months Ended June 30, 2018 Compared To
	Six Months Ended June 30, 2017
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(1)	$363	$362
Time Deposits	(4)	17	13
Securities available for sale	44	(11)	33
Net investment in leases	4,016	(887)	3,129
Loans receivable	2,456	(848)	1,608
Total interest income	5,203	(58)	5,145

Interest expense:
Certificate of Deposits	832	1,270	2,102
Money Market Deposits	(106)	162	56
Total interest expense	687	1,471	2,158

Net interest income	4,462	(1,475)	2,987

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the six-month periods ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Interest income	$47,243	$42,098
Fee income	7,835	7,275

Interest and fee income	55,078	49,373
Interest expense	7,110	4,952

Net interest and fee income	$47,968	$44,421

Average total finance receivables(1)	$924,906	$816,218

Percent of average total finance receivables:
Interest income	10.22%	10.32%
Fee income	1.69	1.78

Interest and fee income	11.91	12.10
Interest expense	1.54	1.21

Net interest and fee margin	10.37%	10.89%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $3.6 million, or 8.1%, to $48.0 million for the six-month period ended June 30, 2018 from $44.4 million for the six-month period ended June 30, 2017. The annualized net interest and fee margin decreased 52 basis points to 10.37% in the six-month period ended June 30, 2018 from 10.89% for the corresponding period in 2017.

Interest income, net of amortized initial direct costs and fees, increased $5.1 million, or 12.1%, to $47.2 million for the six-month period ended June 30, 2018 from $42.1 million for the six-month period ended June 30, 2017. The increase in interest income was principally due to an decrease in average yield of 10 basis point partially offset by a 13.3% increase in average total finance receivables, which increased $108.7 million to $924.9 million for the six-months ended June 30, 2018 from $816.2 million for the six-months ended June 30, 2017. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio increased, due to higher yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated increased 26 basis points to 12.34% for the six-month period ended June 30, 2018, compared to 12.08% for the six-month period ended June 30, 2017.

Fee income increased $0.5 million to $7.8 million for the six-month period ended June 30, 2018, compared to $7.3 million for the six-month period ended June 30, 2017. Fee income included approximately $1.8 million of net residual income for the six-month period ended June 30, 2018 and $1.8 million for the six-month period ended June 30, 2017.

Fee income also included approximately $4.8 million in late fee income for the six-month period ended June 30, 2018, which increased 11.6% from $4.3 million for the six-month period ended June 30, 2017.

Fee income, as an annualized percentage of average total finance receivables, decreased 9 basis points to 1.69% for the six-month period ended June 30, 2018 from 1.78% for the six-month period ended June 30, 2017. Late fees remained the largest component of fee income at 1.03% as an annualized percentage of average total finance receivables for the six-month period ended June 30, 2018, compared to 1.07% for the six-month period ended June 30, 2017. As an annualized percentage of average total finance receivables, net residual income was 0.39% for the six-month period ended June 30, 2018, compared to 0.44% for the six-month period ended June 30, 2017.

Interest expense increased $2.1 million to $7.1 million, or 1.70% as an annualized percentage of average deposits, for the six-month period ended June 30, 2018, from $5.0 million, or 1.34% as an annualized percentage of average deposits, for the six-month period ended June 30, 2017. The increase was primarily due to an increase in the rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 33 basis points to 1.54% for the six-month period ended June 30, 2018, from 1.21% for the corresponding period in 2017. The average balance of deposits was $837.6 million and $742.8 million for the six-month periods ended June 30, 2018 and June 30, 2017, respectively.

There were no borrowings outstanding for each of the six-month periods ended June 30, 2018, and June 30, 2017.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At June 30, 2018, brokered certificates of deposit represented approximately 62% of total deposits, while approximately 35% of total deposits were obtained from direct channels, and 3% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.4 million to $3.9 million for the six-month period ended June 30, 2018, from $3.5 million for the six-month period ended June 30, 2017, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $5.9 million and $4.4 million for the six-month periods ended June 30, 2018 and June 30, 2017, respectively. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties, and gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the six-month period ended June 30, 2018 included $0.5 million of referral income, $1.0 million of insurance policy fees, and $3.8 million gain on the sale of leases and servicing fee income. In comparison, selected major components of other income for the six-month period ended June 30, 2017 included $1.7 million of referral income, $0.9 million of insurance policy fees, and $1.1 million gain on the sale of leases and servicing fee income.

Salaries and benefits expense. Salaries and benefits expense increased $1.1 million, or 5.9%, to $19.6 million for the six-month period ended June 30, 2018 from $18.5 million for the corresponding period in 2017. The increase was primarily due to increased compensation related to increased salaries and bonus as well as increased commission on higher origination volume. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.23% for the six-month period ended June 30, 2018 compared with 4.52% for the corresponding period in 2017.

Total personnel decreased to 320 at June 30, 2018 from 329 at June 30, 2017.

General and administrative expense. General and administrative expense decreased $3.3 million, or 20.2%, to $13.0 million for the six-month period ended June 30, 2018 from $16.3 million for the corresponding period in 2017. General and administrative expense as an annualized percentage of average total finance receivables was 2.82% for the six-month period ended June 30, 2018, compared to 3.99% for the six-month period ended June 30, 2017. Selected major components of general and administrative expense for the six-month period ended June 30, 2018 included $1.8 million of premises and occupancy expense, $1.0 million of audit and tax compliance expense, $1.8 million of data processing expense, $1.0 million of marketing expense, and $1.1 million of amortization expense. In comparison, selected major components of general and administrative expense for the six-month period ended June 30, 2017 included $1.7 million of premises and occupancy expense, $0.8 million of audit and tax compliance expense, $1.6 million of data processing expense, and $1.0 million of marketing expense, and $0.7 million of insurance-related expenses and a $4.2 million estimated charge for restitution expense in connection with MBB’s regulatory examination preliminary findings (See Note 9, Commitments and Contingencies, in the accompanying Notes to Consolidated Financial Statements).

Provision for credit losses. The provision for credit losses increased $0.7 million, or 8.5%, to $8.9 million for the six-month period ended June 30, 2018 from $8.2 million for the corresponding period in 2017. Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular Equipment Finance origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

The increase in our provision for credit losses resulted from increased delinquency and charge-offs and to a lesser extent growth in the portfolio.

Total portfolio net charge-offs were $8.1 million for the six-month period ended June 30, 2018, compared to $6.6 million for the corresponding period in 2017. The increase in charge-off rate is primarily due to the ongoing seasoning of the Equipment Finance portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.76% during the six-month period ended June 30, 2018, from 1.61% for the corresponding period in 2017. The allowance for credit losses increased to approximately $15.6 million at June 30, 2018, an increase of $0.7 million from $14.9 million at December 31, 2017.

Additional information regarding asset quality is included herein in the section “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $3.7 million was recorded for the six-month period ended June 30, 2018, compared to an expense of $3.2 million for the corresponding period in 2017. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 22.8% for the six-month period ended June 30, 2018, compared to 34.6% for the six-month period ended June 30, 2017. The decline in effective tax rate was driven by the changes in corporate tax rates from the Tax cut and Jobs act. As a result of these changes, the Company’s Federal Statutory rate declined from 35% to 21%.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $48.7 million, or 5.3%, to $963.1 million at June 30, 2018 from $914.4 million at December 31, 2017. We continue to monitor our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization and origination strategies to increase originations.

The chart which follows provides our asset quality statistics for each of the three and six month periods ended June 30, 2018 and June 30, 2017, and the year ended December 31, 2017:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2018	2017	2018	2017	2017
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$15,620	$11,687	$14,851	$10,937	$10,937
Provision for credit losses	$4,256	$4,314	$8,868	$8,198	$18,394
Charge-offs
Commercial lease and loans:
Funding Stream	(499)	(417)	(728)	(742)	(1,219)
CRA	—	—	—	—	—
Equipment Finance	(4,190)	(3,607)	(8,219)	(6,791)	(14,343)
TFG	(243)	(45)	(400)	(210)	(1,154)

Total Charge-offs	(4,932)	(4,069)	(9,347)	(7,743)	(16,716)

Recoveries
Commercial lease and loans:
Funding Stream	43	37	49	67	121
CRA	—	—	—	—	—
Equipment Finance	580	554	1,108	1,064	2,066
TFG	3	36	41	36	49

Total Recoveries	626	627	1,198	1,167	2,236

Net charge-offs	(4,306)	(3,442)	(8,149)	(6,576)	(14,480)

Allowance for credit losses, end of period(1)	$15,570	$12,559	$15,570	$12,559	$14,851

Annualized net charge-offs to average total finance receivables (2)	1.84%	1.65%	1.76%	1.61%	1.71%
Allowance for credit losses to total finance receivables, end of period (2)	1.62%	1.46%	1.62%	1.46%	1.63%
Average total finance receivables (2)	$936,007	$835,516	$924,906	$816,218	$846,743
Total finance receivables, end of period (2)	$959,452	$858,671	$959,452	$858,671	$911,242
Delinquencies greater than 60 days past due	$6,007	$5,108	$6,007	$5,108	$5,647
Delinquencies greater than 60 days past due (3)	0.55%	0.52%	0.55%	0.52%	0.55%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	259.20%	245.87%	259.20%	245.87%	262.99%
Non-accrual leases and loans, end of period	$3,358	$2,621	$3,358	$2,621	$3,183
Renegotiated leases and loans, end of period(4)	$3,747	$878	$3,747	$878	$4,489
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—
Interest income included on non-accrual leases and loans(5)	$39	$36	$127	$108	$334
Interest income excluded on non-accrual leases and loans(6)	$53	$30	$68	$38	$60

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans.

(2)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percentage of total minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(4)	No renegotiated leases or loans met the definition of a Troubled Debt Restructuring at June 30, 2018, December 31, 2017, or June 30, 2017.
(5)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.
(6)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.55% at June 30, 2018 and 0.55% at December 31, 2017, compared to 0.52% at June 30, 2017.

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

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio for each of the three and six month periods ended June 30, 2018 and June 30, 2017, and the year ended December 31, 2017.

	Six Months Ended		Year Ended
	June 30,		December 31
	2018	2017	2017
	(Dollars in thousands)
Non-accrual leases and loans:
Commercial leases and loans:
Funding Stream	$147	$61	$118
CRA	—	—	—
Equipment Finance (1)	2,986	2,510	3,023
TFG	225	50	42

Total non-accrual leases and loans	3,358	2,621	3,183

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans.

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

The allowance for credit losses as a percentage of total finance receivables decreased to 1.62% at June 30, 2018 from 1.63% at December 31, 2017. The decrease is primarily due to a modest decrease in delinquency rates.

Total portfolio net charge-offs for the three months ended June 30, 2018 were $4.3 million (1.84% of average total finance receivables on an annualized basis), compared to $3.8 million (1.68% of average total finance receivables on an annualized basis) for the three months ended March 31, 2018 and $3.4 million (1.65% of average total finance receivables on an annualized basis) for the three months ended June 30, 2017. The Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the Equipment Finance portfolio affects the timing and amount of charge-offs.

Net charge-offs for the six-month period ended June 30, 2018 were $8.1 million (1.76% of average total finance receivables on an annualized basis), compared to $6.6 million (1.61% of average total finance receivables on an annualized basis) for the six-month period ended June 30, 2017. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as discussed above.

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of June 30, 2018, approximately 62% of our leases were one dollar purchase option leases, 37% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of June 30, 2018, there were $26.9 million of residual assets retained on our Consolidated Balance Sheet, of which $23.0 million, or 85.3%, were related to copiers. As of December 31, 2017, there were $26.9 million of residual assets retained on our Consolidated Balance Sheet, of which $22.8 million, or 84.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of June 30, 2018 and December 31, 2017. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.9 million of net residual income for both three-month periods ended June 30, 2018 and June 30, 2017, and approximately $1.8 million of net residual income for both six-month periods ended June 30, 2018 and June 30, 2017. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.2 million for each of the three-month periods ended June 30, 2018 and June 30, 2017, and approximately $2.4 million for each of the six-month periods ended June 30, 2018 and June 30, 2017.

For the three months ended June 30, 2018 and June 30, 2017, the net loss on residual values disposed at end of term totaled $0.3 million and $0.2 million, respectively. The net loss on residual values disposed at end of term totaled $0.6 million for each of the six-month periods ended June 30, 2018 and June 30, 2017. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the six-month periods ended June 30, 2018 and June 30, 2017, respectively.

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

The Company declared a dividend of $0.14 per share on May 3, 2018. The quarterly dividend was paid on May 24, 2018 to shareholders of record on the close of business on May 14, 2018, which resulted in a dividend payment of approximately $1.7 million. It represented the Company’s twenty-seventh consecutive quarterly cash dividend.

At June 30, 2018, we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $99.2 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB. Our debt to equity ratio was 4.55 to 1 at June 30, 2018 and 4.50 to 1 at December 31, 2017.

Net cash used in investing activities was $62.3 million for the six-month period ended June 30, 2018, compared to net cash used in investing activities of $86.0 million for the six-month period ended June 30, 2017. The increase in cash flows from investing activities is primarily due to an increase of $29.3 million of principal collections on leases and $20.2 million in proceeds from sales of leases and loans originated for investment offset by an additional $32.3 million in purchases of equipment for direct financing lease contracts and funds use to originate loans. Included in the purchases of equipment for direct financing lease contracts and funds used to originate loans was $7.9 million and $7.6 million of deferred initial direct costs and fees for the six-month periods ended June 30, 2018 and 2017, respectively. Investing activities primarily relate to leasing activities. The Company transferred $37.8 million and $19.5 million of leases originated for investment to held for sale during the six-month period ended June 30, 2018 and 2017, respectively.

Net cash provided by financing activities was $50.0 million for the six-month period ended June 30, 2018, compared to net cash provided by financing activities of $77.7 million for the six-month period ended June 30, 2017. The decrease in cash flows from financing activities is primarily due to an $29.3 million decrease in deposits. Financing activities include net advances and repayments on our various deposit and borrowing sources and transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $44.4 million for the six-month period ended June 30, 2018, compared to net cash provided by operating activities of $23.8 million for the six-month period ended June 30, 2017. The increase in cash flows from operating activities is primarily due to an increase in net income, an increase in deferred income taxes, and a decrease in other assets.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using FDIC-insured deposits issued through MBB. Total cash and cash equivalents available as of June 30, 2018 totaled $99.2 million, compared to $67.1 million at December 31, 2017.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC-insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of June 30, 2018 and December 31, 2017 totaled $8.4 million and $8.1 million, respectively.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. We had no outstanding secured borrowings at June 30, 2018 and December 31, 2017. Information pertaining to our borrowing facilities is as follows:

	For the Six Months Ended June 30, 2018				As of June 30, 2018
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate (2)	Outstanding	Rate (2)	Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000

	$25,000		$—	—%	$—	—%	$25,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at June 30, 2018, MBB had $31.6 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Does not include transaction costs.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $31.6 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $34.9 million of net investment in leases pledged at June 30, 2018.

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

At June 30, 2018, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 14.64%, 15.07%, 15.07% and 16.33%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At June 30, 2018, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 17.04%, 18.07%, 18.07% and 19.33%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at June 30, 2018 was $150.1 million, which exceeds the regulatory threshold for “well capitalized” status.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to June 30, 2018

The Company declared a dividend of $0.14 per share on August 2, 2018. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on August 23, 2018 to shareholders of record on the close of business on August 13, 2018. It represents the Company’s twenty-eighth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of June 30, 2018 were as follows:

	Contractual Obligations as of June 30, 2018
	Certificates	Contractual
	of	Interest	Operating	Capital
Period Ending December 31,	Deposits(1)	Payments(2)	Leases	Leases	Total
	(Dollars in thousands)
2018	$292,606	$5,726	$812	$56	$299,200
2019	249,224	7,613	1,515	112	258,464
2020	144,192	4,264	684	112	149,252
2021	98,348	1,962	—	65	100,375
2022	39,692	695	—	—	40,387
Thereafter	11,797	63	—	—	11,860

Total	$835,859	$20,323	$3,011	$345	$859,538

(1)	Money market deposit accounts are not included. As of June 30, 2018, money market deposit accounts totaled $27.7 million.
(2)	Includes interest on certificates of deposits and borrowings.

Excluding the operating leases in the table above, there were no other off-balance sheet arrangements requiring disclosure at June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s second fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on Stock Repurchases

On May 30, 2017, the Company’s Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market or in block trades. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2018.

	Number of Shares Purchased(2)	Average Price Paid Per Share(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Time Period
April 1, 2018 to
April 30, 2018	0	$0.00	$7,402,843
May 1, 2018 to
May 31, 2018	0	$0.00	$7,402,843
June 1, 2018 to
June 30, 2018	0	$0.00	$7,402,843

Total for the quarter ended
June 30, 2018	0	$0.00	$7,402,843

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
(2)

On July 29, 2014, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock. On May 30, 2017, the Company’s Board of Directors approved a new stock repurchase plan to repurchase up to $10 million in value of its outstanding shares of common stock.

In addition to the repurchases described above, pursuant to the 2014 Equity Plan, participants may have shares withheld to cover income taxes. There were 1,121 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Plan during the three-month period ended June 30, 2018, at an average cost of $ 29.13 per share. At June 30, 2018, the Company had $ 7.4 million remaining in the 2017 Repurchase Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2016, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARLIN BUSINESS SERVICES CORP.

(Registrant)

By:	/s/ Jeff Hilzinger Jeff Hilzinger	Chief Executive Officer (Principal Executive Officer)

By:	/s/ W. Taylor Kamp
	W. Taylor Kamp	Chief Financial Officer & Senior Vice President (Principal Financial Officer)

Date: August 3, 2018