Form 10-Q
period 2018-09-30
MARLIN BUSINESS SERVICES CORP
filed 2018-11-02
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

Commission file number 000-50448

MARLIN BUSINESS SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3686388
(State of incorporation)	(I.R.S. Employer Identification Number)

300 Fellowship Road, Mount Laurel, NJ 08054

(Address of principal executive offices)

(Zip code)

(888) 479-9111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files.)    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 30, 2018, 12,400,608 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2018

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$5,442	$3,544
Interest-earning deposits with banks	83,006	63,602

Total cash and cash equivalents	88,448	67,146
Time deposits with banks	9,410	8,110
Restricted interest-earning deposits with banks related to consolidated variable interest entities (“VIEs”)	10,049	—
Investment securities (amortized cost of $11.4 million and $11.7 million at September 30, 2018 and December 31, 2017, respectively)	10,973	11,533
Net investment in leases and loans:
Net investment in leases and loans, excluding allowance for credit losses (includes $172.9 million and $0 million at September 30, 2018 and December 31, 2017, respectively, related to consolidated VIEs)	986,342	929,271
Allowance for credit losses	(15,917)	(14,851)

Total net investment in leases and loans	970,425	914,420
Intangible assets	8,131	1,128
Goodwill	7,360	1,160
Property and equipment, net	3,924	4,204
Property tax receivables	6,281	6,292
Other assets	11,732	26,167

Total assets	$1,126,733	$1,040,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$700,107	$809,315
Long-term borrowings related to consolidated VIEs	174,519	—
Other liabilities:
Sales and property taxes payable	6,247	2,963
Accounts payable and accrued expenses	34,587	31,492
Net deferred income tax liability	17,730	16,741

Total liabilities	933,190	860,511

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,400,465 and 12,449,458 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	124	124
Additional paid-in capital	83,317	82,588
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(149)	(96)
Retained earnings	110,253	97,035

Total stockholders’ equity	193,543	179,649

Total liabilities and stockholders’ equity	$1,126,733	$1,040,160

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per-share data)
Interest income	$24,836	$22,363	$72,079	$64,461
Fee income	3,930	3,780	11,765	11,055

Interest and fee income	28,766	26,143	83,844	75,516
Interest expense	4,955	3,000	12,065	7,952

Net interest and fee income	23,811	23,143	71,779	67,564
Provision for credit losses	4,893	5,680	13,761	13,878

Net interest and fee income after provision for credit losses	18,918	17,463	58,018	53,686

Non-interest income:
Insurance premiums written and earned	2,047	1,817	5,979	5,274
Other income	2,401	1,785	8,330	6,160

Non-interest income	4,448	3,602	14,309	11,434

Non-interest expense:
Salaries and benefits	10,292	9,302	29,842	27,763
General and administrative	5,445	6,409	18,465	22,689

Non-interest expense	15,737	15,711	48,307	50,452

Income before income taxes	7,629	5,354	24,020	14,668
Income tax expense	1,723	2,049	5,462	5,270

Net income	$5,906	$3,305	$18,558	$9,398

Basic earnings per share	$0.48	$0.26	$1.49	$0.75
Diluted earnings per share	$0.47	$0.26	$1.49	$0.75
Cash dividends declared per share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$5,906	$3,305	$18,558	$9,398

Other comprehensive income (loss):
Reclassification due to adoption of ASU 2016-01, ASU 2018-02 and ASU 2018-03	—	—	107	—
Increase (decrease) in fair value of debt securities available for sale	(102)	38	(148)	90
Tax effect	26	(14)	(12)	(34)

Total other comprehensive income (loss)	(76)	24	(53)	56

Comprehensive income	$5,830	$3,329	$18,505	$9,454

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2016	12,572,114	$126	$83,505	$(2)	$(138)	$78,798	$162,289
Issuance of common stock	9,876	—	169	—	—	—	169
Repurchase of common stock	(119,672)	(1)	(2,981)	—	—	—	(2,982)
Exercise of stock options	39,416	—	487	—	—	—	487
Restricted stock grant, net of forfeitures	28,973	—	—	—	—	—	—
Stock-based compensation recognized	—	—	2,213	—	—	—	2,213
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	56	—	56
Net income	—	—	—	—	—	9,398	9,398
Cash dividends declared	—	—	—	—	—	(5,335)	(5,335)

Balance, September 30, 2017	12,530,707	$125	$83,393	$(2)	$(82)	$82,861	$166,295

Balance, December 31, 2017	12,449,458	124	82,588	(2)	(96)	97,035	179,649
Issuance of common stock	9,101	—	211	—	—	—	211
Repurchase of common stock	(75,713)	—	(2,099)	—	—	—	(2,099)
Exercise of stock options	909	—	23	—	—	—	23
Stock issued in connection with restricted stock and RSU’s, net of forfeitures	16,710	—	—	—	—	—	—
Stock-based compensation recognized	—	—	2,594	—	—	—	2,594
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(110)	—	(110)
Net income	—	—	—	—	—	18,558	18,558
Impact of adoption of new accounting standards (1)	—	—	—	—	57	(57)	—
Cash dividends declared	—	—	—	—	—	(5,283)	(5,283)

Balance, September 30, 2018	12,400,465	$124	$83,317	$(2)	$(149)	$110,253	$193,543

(1)	Represents the impact of Accounting Standards Update (“ASU”) 2016-01, ASU 2018-02 and ASU 2018-03

See Note 2 to the consolidated financial statements for more information

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$18,558	$9,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,060	2,155
Stock-based compensation	2,594	2,213
Change in fair value of equity securities	108	—
Provision for credit losses	13,761	13,878
Net deferred income taxes	1,028	(4,823)
Amortization of deferred initial direct costs and fees	9,915	8,242
Loss on equipment disposed	893	787
Gain on leases sold	(4,859)	(925)
Leases originated for sale	(5,722)	(2,687)
Proceeds from sale of leases originated for sale	5,848	2,732
Effect of changes in other operating items:
Other assets	15,432	(2,993)
Other liabilities	1,367	11,634

Net cash provided by operating activities	60,983	39,611

Cash flows from investing activities:
Net change in time deposits with banks	(1,300)	1,245
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(515,050)	(457,814)
Principal collections on leases and loans	358,765	315,021
Proceeds from sale of leases originated for investment	79,868	28,902
Security deposits collected, net of refunds	(210)	(348)
Proceeds from the sale of equipment	2,437	2,490
Acquisitions of property and equipment	(979)	(1,526)
Business combinations	(10,000)	(2,500)
Principle payments received on (purchases of) securities available for sale	277	(5,912)

Net cash (used in) investing activities	(86,192)	(120,442)

Cash flows from financing activities:
Net change in deposits	(109,208)	109,597
Term securitization advances	201,650	—
Term securitization repayments	(27,131)	—
Issuances of common stock	211	169
Repurchases of common stock	(2,099)	(2,982)
Dividends paid	(5,220)	(5,260)
Exercise of stock options	23	487
Debt issuance costs	(1,666)	—

Net cash provided by financing activities	56,560	102,011

Net increase in total cash, cash equivalents and restricted cash	31,351	21,180
Total cash, cash equivalents and restricted cash, beginning of period	67,146	61,757

Total cash, cash equivalents and restricted cash, end of period	$98,497	$82,937

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$11,266	$7,142
Net cash paid (refunds received) for income taxes	$(8,052)	$9,873
Leases transferred into held for sale from investment	$75,138	$28,022
Supplemental disclosures of non cash investing activities:
Business combinations assets acquired	$3,376	$—
Purchase of equipment for direct financing lease contracts and loans originated	$10,993	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$88,448	$82,937
Restricted Cash	10,049	—

Cash, cash equivalents and restricted cash at end of period	$98,497	$82,937

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

On September 19, 2018, the Company completed the acquisition of Fleet Financing Resources (“FFR”), a leading provider of equipment finance credit products specializing in the leasing and financing of both new and used commercial vehicles, with an emphasis on livery equipment and other types of commercial vehicles used by small businesses. This acquisition is consistent with our strategy of augmenting organic growth with strategic acquisitions that extend our existing equipment finance business into new and attractive markets. The Company paid $10.0 million in cash for FFR and incurred an immaterial amount of acquisition-related cost. In addition, if FFR generates revenue volume of up to $542 million from the closing date through September 30, 2026, we have agreed to pay the seller up to an additional $5.5 million in cash in earn-out consideration. This earn-out consideration will be calculated quarterly based on a sliding scale of percentage of revenue volume that increases as successively greater tiers of volume are attained, and if the maximum earn-out consideration is earned, the total consideration paid for FFR will be $15.5 million. The Company performed a preliminary allocation of the $10.0 million purchase price with $6.2 million recorded to goodwill and $7.2 million recorded to intangible assets for vendor relationships and lender relationships, offset by a contingent consideration liability of $3.4 million representing the estimated fair value of the earn-out. See Note 7 for additional information regarding the identified intangible assets acquired. At September 30, 2018, the valuation analyses of certain intangible assets acquired were not yet finalized. Review of these items will continue during the measurement period and any further changes to the preliminary purchase price allocation and preliminary valuation of the contingent consideration will be recognized as the valuations are finalized, which could change the amount of the preliminary purchase price allocation to goodwill. The acquisition has been accounted for using the acquisition method of accounting. For the three-month period ending September 30, 2018, the results of the acquired FFR business were immaterial to the Company’s consolidated results of operations. The unaudited pro forma financial information disclosed in the following sentence is for informational purposes only and is not indicative of future operations or results. If the acquisition had occurred at the beginning of 2018, the Company’s revenue and net income for the three and nine-month periods ending September 30, 2017, would have been approximately $20.3 million and $62.1 million, and $6.2 million and $19.6 million, respectively. The Company’s revenue and net income for the three and nine-month periods ending September 30, 2017, would have been approximately $18.8 million and $57.8 million, and $3.6 million and $10.4 million, respectively.

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

The accompanying unaudited condensed consolidated financial statements present the Company’s financial position at September 30, 2018 and the results of operations for the three- and nine-month periods ended September 30, 2018 and 2017, and cash flows for the nine-month periods ended September 30, 2018 and 2017. In Management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018. The condensed consolidated results of operations for the three- and nine-month periods ended September 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

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

Securitizations

In connection with its term note securitization transaction, the Company established a bankruptcy remote special-purpose subsidiary (“SPE”) and issued term debt to institutional investors. This type of SPE is considered a variable interest entity (“VIE”) under U.S. generally accepted accounting principles (“GAAP”). The Company is required to consolidate VIEs in which it is deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company continues to service the assets of its VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Condensed Consolidated Balance Sheets. The Company’s leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents the Company’s maximum loss exposure. (See Note 11, Long-term Borrowings, in the accompanying Notes to Condensed Consolidated Financial Statements).

Recently Issued Accounting Standards.

Fair Value. In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of such transfers and the valuation process for Level 3 fair value measurements. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the company.

Intangibles—Goodwill. In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract to clarify the accounting treatment for implementation costs for cloud computing arrangements The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the company.

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking current expected loss model which will generally result in more timely recognition of losses. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a cross functional implementation team to review the requirements of ASU 2016-13. The Company has not determined impact the adoption of this ASU 20 will have on our condensed consolidated financial statements.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. The ASU will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The ASU also requires expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to apply the new transition method upon adoption. The Company has established an implementation team that continues to make progress toward completing the evaluation of the impact of the new standard. Based on a preliminary assessment, the Company expects to record right-of-use assets and associated lease liabilities of approximately $1.4 million. In August 2018, The FASB released an exposure draft for a proposed ASU for Leases (Topic 842): Narrow Scope Improvements for Lessors. The proposed ASU would clarify the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. The implementation team is evaluating this exposure draft and awaits final FASB action. The Company anticipates finalizing its accounting policy and process modifications during the fourth quarter of fiscal 2018 and plans to adopt the guidance in these ASUs effective January 1, 2019.

Recently Adopted Accounting Standards.

Income Taxes. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 to update the income tax accounting in GAAP to reflect the SEC’s interpretive guidance released on Dec. 22, 2017, when the Tax Cuts and Jobs Act was signed into law. Adoption of this ASU did not have a material impact on our results of operations or financial position.

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

Financial Instruments. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall. The amendments in this Update clarify certain aspects of the guidance issued in Update 2016-01 regarding the fair value measurement of certain financial assets and financial liabilities. Adoption of this ASU did not have a material impact on our results of operations or financial position.

Income Statement. In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The early adoption of the guidance resulted in an immaterial cumulative-effect adjustment that increased retained earnings and decreased AOCI in the first quarter of 2018 as reflected on the Condensed Consolidated Statements of Stockholders’ Equity.

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

Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This Update requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2016-18 in the first quarter of 2018 as required although it had no restricted cash balances. The Company subsequently acquired restricted cash in the third quarter of 2018 and has applied the guidance appropriately. As a result, the Company includes restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the condensed consolidated statements of cash flows.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective, as a result of ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the revenue recognition guidance on January 1, 2018 using the modified retrospective approach. A significant amount of the Company’s revenues is excluded from the scope of the amended guidance, including interest income, fee income, and insurance premiums written and earned, as seen on the Condensed Consolidated Statements of Operations. Revenue streams that will be subject to the new revenue recognition guidance includes certain revenues associated with lease and loan contracts including property tax administrative fees, fees billed to customers for the convenience of paying through ACH, and insurance administrative fees. In addition, referral fee income generated from referring lease and loan customers to third parties was deemed to be in scope of the amended guidance. The Company analyzed the in scope contracts and determined there were no material changes in the timing of revenue recognition when considering the amended guidance. The adoption of this ASU did not have a material impact on our results of operations, financial position or disclosure to the notes of the condensed consolidated financial statements. The company has included applicable disclosures regarding revenue recognition within Note 3 of the condensed consolidated financial statements.

NOTE 3 – Non-Interest Income

On January 1, 2018, the Company adopted the amendments of ASU 2014-09—Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company earns revenue including interest and fees from customers as well as revenues from non-customers. Interest and fee income are outside the scope of ASC Topic 606, Revenue from contracts with customers (Topic 606). Some sources of revenue included in non-interest income fall within the scope of Topic 606, while other sources do not. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of the contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time related to the specific obligation. Revenue is recognized as the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. Generally, the variability relating to the consideration is explicitly stated in the contracts, but may also arise from the Company’s customer business practice, for example, waiving certain fees. The Company’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price. The Company has included the following table regarding the Company’s non-interest income for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Insurance premiums written and earned	$2,047	$1,817	$5,979	$5,274
Gain on sale of leases and loans	2,243	251	4,859	925
Servicing income	(769)	226	404	606
Net gains and (losses) recognized during the period on equity securities	(27)	—	(108)	—

Non-interest income within the scope of other GAAP topics	3,494	2,294	11,134	6,805

Property tax administrative fees on leases	176	179	557	545
ACH payment fees	84	80	253	251
Insurance policy fees	513	464	1,538	1,360
Referral fees	118	465	611	2,171
Other	63	120	216	302

Non-interest income from contracts with customers	954	1,308	3,175	4,629

Total non-interest income	$4,448	$3,602	$14,309	$11,434

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our leases and loans, investment securities, as well as revenue related to our gain on sale of leases and loans, servicing income, and insurance premiums written and earned. Revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income, include certain fees such as property tax administrative fees on leases, ACH payment fees, insurance policy fees outside of the scope of ASC 944, broker fees earned for referring leases and loans to other funding partners, and other fees.

NOTE 4 – Investment Securities

Debt Securities, Available for Sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity unless management determines that an investment is other-than-temporarily impaired (OTTI). Prior to the adoption of ASU 2016-01, the changes in fair value of equity securities classified as available for sale were accounted for consistent with the changes in fair value of debt securities available for sale. After the adoption on January 1, 2018, changes in fair value of equity securities are recorded through the Condensed Consolidated Statement of Operations. The amortized cost and estimated fair value of investments, with gross unrealized gains and losses, were as follows as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
Asset-backed securities (“ABS”)	$5,147	$10	$(71)	$5,086
Municipal securities	2,629	1	(118)	2,512
Equity Securities
Mutual fund	3,610	—	(235)	3,375

Total investment securities	$11,386	$11	$(424)	$10,973

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$5,717	$27	$(39)	$5,705
Municipal securities	2,420	18	(36)	2,402
Equity Securities
Mutual fund	3,553	—	(127)	3,426

Total investment securities	$11,690	$45	$(202)	$11,533

At both September 30, 2018 and December 31, 2017, the Company had $3.4 million in equity securities recorded at fair value. The following schedule is a summary of fair value changes recognized in net income on equity securities during the three and nine months ended September 30, 2018:

(Dollars in thousands)	Three months ended September 30, 2018	Nine months ended September 30, 2018
Net gains and (losses) recognized during the period on equity securities	$(27)	$(108)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—

Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(27)	$(108)

The following tables present the aggregate amount of unrealized losses on securities in the Company’s investment securities classified according to the amount of time those securities have been in a continuous loss position as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$—	$—	$(71)	$4,084	$(71)	$4,084
Municipal securities	(91)	2,166	(27)	330	(118)	2,496
Equity Securities
Mutual fund	—	—	(235)	3,375	(235)	3,375

Total investment securities	$(91)	$2,166	$(333)	$7,789	$(424)	$9,955

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$(39)	$3,703	$—	$—	$(39)	$3,703
Municipal securities	—	—	(36)	2,402	(36)	2,402
Equity Securities
Mutual fund	—	—	(127)	3,426	(127)	3,426

Total investment securities	$(39)	$3,703	$(163)	$5,828	$(202)	$9,531

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities available for sale at September 30, 2018, by remaining contractual maturity, with the exception of ABS and municipal securities, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties:

	September 30, 2018
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
	(Dollars in thousands)
Amortized Cost:
Debt Securities, Available for Sale:
ABS	$—	$3,211	$1,941	$—	$5,152
Municipal securities	—	15	—	2,614	2,629

Total debt securities available for sale	$—	$3,226	$1,941	$2,614	$7,781

Estimated fair value	$—	$3,158	$1,950	$2,496	$7,604
Weighted-average yield, GAAP basis	—	1.98%	2.65%	2.81%	2.43%

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses is recorded in other comprehensive income, net of taxes. The Company did not recognize any OTTI in earnings related to its investment securities for the nine months ended September 30, 2018 and September 30, 2017.

NOTE 5 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Minimum lease payments receivable	$545,501	$607,736
Estimated residual value of equipment	27,245	26,922
Unearned lease income, net of initial direct costs and fees deferred	(71,360)	(81,769)
Security deposits	(836)	(1,046)

Total leases	500,550	551,843
Commercial loans, net of origination costs and fees deferred
Funding Stream	33,947	28,128
CRA(1)	1,437	1,222
Equipment loans(2)	389,517	291,333
TFG	60,891	56,745

Total commercial loans	485,792	377,428
Allowance for credit losses	(15,917)	(14,851)

	$970,425	$914,420

(1)	CRA loans are comprised of loans originated under a line of credit to satisfy its obligations under the Community Reinvestment Act of 1977.
(2)	Equipment loans are comprised of Equipment Finance Agreements, Installment Purchase Agreements and other loans.

At September 30, 2018, $172.9 million in net investment in leases are pledged as collateral for the company’s outstanding asset-backed securitization balance and $35.5 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs and origination costs net of fees deferred were $19.7 million and $18.0 million as of September 30, 2018 and December 31, 2017, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At September 30, 2018 and December 31, 2017, $23.3 million and $22.8 million, respectively, of the estimated residual value of equipment retained on our Condensed Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of September 30, 2018:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2018	$58,731	$11,223
2019	206,560	31,899
2020	141,688	17,301
2021	84,144	7,843
2022	41,958	2,666
Thereafter	12,420	428

	$545,501	$71,360

NOTE 6 – Allowance for Credit Losses

In accordance with the Contingencies and Receivables Topics of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The tables which follow provide activity in the allowance for credit losses and asset quality statistics.

	Nine months ended September 30, 2018
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (2)	TFG	Total
Allowance for credit losses, beginning of period	$1,036	$—	$12,663	$1,152	$14,851

Charge-offs	(1,090)	—	(12,721)	(601)	(14,412)
Recoveries	59	—	1,599	59	1,717

Net charge-offs	(1,031)	—	(11,122)	(542)	(12,695)

Provision for credit losses	1,414	—	11,690	657	13,761

Allowance for credit losses, end of period	$1,419	$—	$13,231	$1,267	$15,917

Ending lease or loan balance(1)	$33,631	$1,437	$872,027	$59,564	$966,659
Ending balance: individually evaluated for impairment(3)	$—	$—	$—	$—	$—

	Nine months ended September 30, 2017
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (2)	TFG	Total
Allowance for credit losses, beginning of period	$760	$—	$9,808	$369	$10,937

Charge-offs	(973)	—	(10,499)	(639)	(12,111)
Recoveries	100	—	1,663	37	1,800

Net charge-offs	(873)	—	(8,836)	(602)	(10,311)

Provision for credit losses	1,194	—	11,376	1,308	13,878

Allowance for credit losses, end of period	$1,081	$—	$12,348	$1,075	$14,504

Ending lease or loan balance(1,3)	$26,098	$1,183	$801,159	$55,338	$883,778

	Year ended December 31, 2017
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance (2)	TFG	Total
Allowance for credit losses, beginning of period	$760	$—	$9,808	$369	$10,937

Charge-offs	(1,219)	—	(14,343)	(1,154)	(16,716)
Recoveries	121	—	2,066	49	2,236

Net charge-offs	(1,098)	—	(12,277)	(1,105)	(14,480)

Provision for credit losses	1,374	—	15,132	1,888	18,394

Allowance for credit losses, end of period	$1,036	$—	$12,663	$1,152	$14,851

Ending lease or loan balance(1,3)	$27,810	$1,222	$826,880	$55,330	$911,242

(1)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

(2)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(3)

For the nine months ended September 30, 2018, the Company determined that no leases or loans required individual evaluation, and for the nine months ended September 30, 2017 and the year ended December 31, 2017 all leases and loans were collectively evaluated.

For the nine-month period ended September 30, 2018, the Company sold $78.1 million of leases and loans from its portfolio for a gain on sale of $4.8 million. For the year ended December 31, 2017, the Company sold $62.1 million of leases and loans from its portfolio for a gain on sale of $2.8 million.

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

The following tables present the segments of the loan portfolio in which a formal risk weighting system is utilized summarized by the categories of “pass” and “special mention”, and the classified categories of “substandard”, “doubtful”, and “loss” within the Company’s risk rating system at September 30, 2018 and December 31, 2017. The data within the tables reflect net investment, excluding deferred fees and cost and allowance:

	September 30, 2018
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance	TFG	Total
Pass	$32,930	$1,437	$860,345	$58,484	$953,196
Special Mention	63	—	4,160	164	4,387
Substandard	274	—	4,141	573	4,988
Doubtful	257	—	2,315	182	2,754
Loss	107	—	1,066	161	1,334

Total	$33,631	$1,437	$872,027	$59,564	$966,659

	December 31, 2017
	Commercial Loans
(Dollars in thousands)	Funding Stream	CRA	Equipment Finance	TFG	Total
Pass	$27,405	$1,222	$801,894	$50,342	$880,863
Special Mention	56	—	15,141	4,906	20,103
Substandard	47	—	6,428	44	6,519
Doubtful	163	—	2,995	38	3,196
Loss	139	—	422	—	561

Total	$27,810	$1,222	$826,880	$55,330	$911,242

Troubled debt restructurings are restructurings of leases and loans in which, due to the borrower’s financial difficulties, a lender grants a concession that it would not otherwise consider for borrowers of similar credit quality. As of September 30, 2018 and December 31, 2017, the Company did not have any Troubled debt restructurings.

Loan Delinquencies and Non-Accrual Leases and Loans

Net investments in leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At September 30, 2018 and December 31, 2017, there were no finance receivables past due 90 days or more and still accruing.

Funding Stream loans are generally placed in non-accrual status when they are 30 days past due and generally charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management. At September 30, 2018, there were Funding Stream loans past due 30 days or more and still accruing in the amount of $0.1 million. At December 31, 2017, there were no Funding Stream loans past due 30 days or more and still accruing.

Management further monitors the performance and credit quality of the loan portfolio as determined by the length of time a recorded payment is due.

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio as of the years ended September 30, 2018 and December 31, 2017:

	30-59	60-89	>90
	Days	Days	Days	Total		Total
September 30, 2018	Past	Past	Past	Past		Finance	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing
Commercial Loans:
Funding Stream	$250	$107	$—	$357	$33,274	$33,631	$217
CRA	—	—	—	—	1,437	1,437	—
Equipment Finance (1)	4,643	2,706	3,157	10,506	986,455	996,961	3,157
TFG	133	39	235	407	68,711	69,118	235

Total Leases and Loans (2)	$5,026	$2,852	$3,392	$11,270	$1,089,877	$1,101,147	$3,609

	30-59	60-89	>90
	Days	Days	Days	Total		Total
December 31, 2017	Past	Past	Past	Past		Finance	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing
Commercial Loans:
Funding Stream	$119	$—	$—	$119	$27,691	$27,810	$118
CRA	—	—	—	—	1,222	1,222	—
Equipment Finance (1)	4,621	2,532	3,023	10,176	928,963	939,139	3,023
TFG	178	50	42	270	64,499	64,769	42

Total Leases and Loans (2)	$4,918	$2,582	$3,065	$10,565	$1,022,375	$1,032,940	$3,183

(1)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(2)	Represents total minimum lease and loan payments receivable for Equipment Finance and TFG and as a percentage of principal outstanding for Funding Stream and CRA.

NOTE 7 – Goodwill and Intangible Assets

Goodwill

As a result of the HKF acquisition on January 4, 2017, the Company’s goodwill was $1.2 million as of December 31, 2017. On September 19, 2018, the Company acquired FFR and recorded goodwill of $6.2 million based on a preliminary allocation of the purchase price. The goodwill balance represents the excess purchase price over the Company’s fair value of the assets acquired and is not amortizable but is deductible for tax purposes. Impairment testing will be performed in the fourth quarter of each year and more frequently as warranted in accordance with the applicable accounting guidance.

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2018 are as follows:

(Dollars in thousands)	Total Company
Balance at December 31, 2017	$1,160
Changes	6,200

Balance at September 30, 2018	$7,360

Intangible assets

During the first quarter of 2017, in connection with the acquisition of HKF, the Company acquired certain definite-lived intangible assets with a total cost of $1.3 million and a weighted average amortization period of 8.7 years. On September 19, 2018, the Company acquired FFR and recorded intangible assets of $7.2 million based on a preliminary allocation of the purchase price. The Company had no indefinite-lived intangible assets at September 30, 2018.

The following table presents details of the Company’s intangible assets as of September 30, 2018:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Lender relationships (1)	3 to 10 years	$1590	$210	$1,380
Vendor relationships (1)	11 years	6852	146	6,706
Corporate trade name	7 years	60	15	45

		$8,502	$371	$8,131

(1)

Includes $1.2 million in lender relationships and $6.0 million in vendor relationships acquired from FFR. The amounts and useful lives of the intangible assets acquired from FFR are preliminary and may change pending the completed valuation.

There was no impairment of these assets in the third quarter or nine months of 2018. Amortization related to the Company’s definite lived intangible assets was $0.2 million for the nine-month periods ended September 30, 2018 and September 30, 2017. The Company expects the amortization expense for the next five years, which includes estimated amortization expense based on the preliminary valuation of the FFR acquired intangible assets, will be as follows:

(Dollars in thousands)
2018	$219
2019	874
2020	754
2021	754
2022	754

NOTE 8 – Other Assets

Other assets are comprised of the following:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Accrued fees receivable	$3,097	$3,052
Prepaid expenses	1,694	2,026
Income taxes receivable	871	13,306
Federal Reserve Bank Stock	1,711	1,711
Other	4,359	6,072

	$11,732	$26,167

NOTE 9 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution Community Development Financial Institution (“CDFI”) organization. The CDFI serves as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents, helping MBB meet its Community Reinvestment Act (“CRA”) obligations. Currently, MBB receives approximately 1.2% participation in each funded loan which is collateral for the loan issued to the CDFI under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At September 30, 2018, MBB had an unfunded commitment of $0.6 million for this activity. MBB’s one-year commitment to the CDFI will expire in September 2019 at which time the commitment may be renewed for another year based on Marlin’s review.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Banking institutions are subject to periodic reviews and examinations from banking regulators. In 2017, one of MBB’s regulatory agencies communicated findings in connection with the timing of certain aspects of payment application processes in effect prior to February 2016 related to the assessment of late fees. The Company believes that the resolution of this matter will require the Company to pay restitution to customers. The Company estimated such restitution at $4.2 million, which was expensed and related liability was recorded in the first quarter of 2017. The estimated liability has not yet been settled and the ultimate resolution of this matter could be materially different from the current estimate, including with respect to the timing, the exact amount of any required restitution or the possible imposition of any fines and penalties.

As of September 30, 2018, the Company leases all seven of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Riverside, California; and Philadelphia, Pennsylvania. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

The following is a schedule of future minimum lease payments for capital and operating leases as of September 30, 2018:

	Future Minimum Lease Payment Obligations
Period Ending December 31,	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2018	$28	$417	$445
2019	112	1,555	1,667
2020	112	780	892
2021	65	—	65
2022 and thereafter	—	—	—

Total minimum lease payments	$317	$2,752	$3,069

Less: amount representing interest	(10)

Present value of minimum lease payments	$307

Rent expense was $0.8 million for each of the nine-month periods ended September 30, 2018 and September 30, 2017.

NOTE 10 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of September 30, 2018, money market deposit accounts totaled $22.7 million.

As of September 30, 2018, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
2018	$83,594
2019	280,020
2020	155,946
2021	104,576
2022	40,281
Thereafter	13,390

Total	$677,807

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at September 30, 2018 was 1.93%.

NOTE 11 – Long-term Borrowings

On July 27, 2018 the Company completed a $201.7 million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount. At September 30, 2018, outstanding term securitizations amounted to $174.5 million and are collateralized by $200.0 million of minimum lease and loan payments receivable and $10.0 million of restricted interest-earning deposits.

The July 27, 2018 term note securitization is summarized below:

	Notes Originally Issued	Outstanding Balance as of September 30, 2018	Final Maturity Date	Original Coupon Rate
	(Dollars in thousands)
2018 — 1
Class A-1	$77,400	$$50,269	July, 2019	2.55%
Class A-2	55,700	$55,700	October, 2020	3.05
Class A-3	36,910	$36,910	April, 2023	3.36
Class B	10,400	$10,400	May, 2023	3.54
Class C	11,390	$11,390	June, 2023	3.70
Class D	5,470	$5,470	July, 2023	3.99
Class E	4,380	$4,380	May, 2025	5.02

Total Term Note Securitizations	$201,650	$174,519		3.05	%(1)(2)

(1)

Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term note securitizations have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	The weighted average coupon rate of the 2018-1 term note securitization will approximate 3.41% over the term of the borrowing.

Borrowings with an original maturity date of one year or more are classified as long-term borrowings. The company’s term note securitizations are classified as long-term borrowings.

Scheduled principal and interest payments on outstanding borrowings as of September 30, 2018 are as follows:

	Principal	Interest
	(Dollars in thousands)
Period Ending December 31,
2018	$22,386	$1,326
2019	74,722	3,870
2020	45,200	1,993
2021	23,629	813
2022	8,582	159

	$174,519	$8,161

NOTE 12 – Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments

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

The Company’s balances measured at fair value on a recurring basis include the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
ABS	$—	$5,086	$—	$—	$5,705	$—
Municipal securities	—	2,512	—	—	2,402	—
Mutual fund	3,375	—	—	3,426	—	—
Liabilities
Contingent consideration	$—	$—	$3,376	$—	$—	$—

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments that are not recorded on the consolidated balance sheet at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$88,448	$88,448	$67,146	$67,146
Time deposits with banks	9,410	9,352	8,110	7,843
Restricted interest-earning deposits with banks	10,049	10,049	—	—
Loans, net of allowance	477,316	476,126	370,865	358,089
Federal Reserve Bank Stock	1,711	1,711	1,711	1,711
Servicing Rights	—	—	2,518	2,554
Financial Liabilities
Deposits	$700,107	$667,964	$809,315	$803,470
Long-term borrowings	174,519	174,066	—	—
Servicing Liability	1,060	1,060	—	—

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of September 30, 2018 and December 31, 2017, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. The cash equivalents include a money market fund with a balance of $32.9 million that the Company considers operating cash and has no reportable gross unrealized gains or losses and whose fair value measurement is classified as Level 2. The fair value measurement of the balance of the cash and cash equivalents is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The company maintains interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Condensed Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at September 30, 2018 and December 31, 2017. This fair value measurement is classified as Level 1.

Loans

The loan balances are comprised of three types of loans. Loans made as a member bank in a non-profit, multi-financial institution CDFI serve as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at September 30, 2018 and December 31, 2017 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans is estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

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

Long-Term Borrowings

The fair value of the Company’s secured borrowings is estimated by discounting cash flows at indicative market rates applicable to the Company’s secured borrowings of the same or similar maturities. This fair value measurement is classified as Level 2.

Servicing Liability

Fair value is based on market prices for comparable service rights contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. This fair value measurement is classified as Level 2.

NOTE 13 – Earnings Per Share

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$5,906	$3,305	$18,558	$9,398
Less: net income allocated to participating securities	(98)	(80)	(332)	(241)

Net income allocated to common stock	$5,808	$3,225	$18,226	$9,157

Weighted average common shares outstanding	12,423,769	12,527,182	12,426,240	12,551,334
Less: Unvested restricted stock awards considered participating securities	(208,856)	(306,801)	(225,175)	(325,759)

Adjusted weighted average common shares used in computing basic EPS	12,214,913	12,220,381	12,201,065	12,225,575

Basic EPS	$0.48	$0.26	$1.49	$0.75

Diluted EPS
Net income allocated to common stock	$5,808	$3,225	$18,226	$9,157

Adjusted weighted average common shares used in computing basic EPS	12,214,913	12,220,381	12,201,065	12,225,575
Add: Effect of dilutive stock-based compensation awards	81,813	37,541	68,013	29,260

Adjusted weighted average common shares used in computing diluted EPS	12,296,726	12,257,922	12,269,078	12,254,835

Diluted EPS	$0.47	$0.26	$1.49	$0.75

For the three-month periods ended September 30, 2018 and September 30, 2017, outstanding stock-based compensation awards in the amount of 135,401 and 114,084, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

For the nine-month periods ended September 30, 2018 and September 30, 2017, outstanding stock-based compensation awards in the amount of 138,893 and 91,068, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 14 – Stockholders’ Equity

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

During the three-month period ended September 30, 2018, the Company purchased 30,242 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $ 28.56 per share. During the nine-month period ended September 30, 2018, the Company purchased 47,967 shares of its common stock under the 2017 Repurchase Plan at an average cost of $ 28.43 per share. During the three and nine-month periods ended September 30, 2018, the Company did not repurchase any of its common stock in the open market under the 2014 Repurchase Plan. During the three-month period ended September 30, 2017 the Company did not purchase any its common stock in the open market under the 2017 Repurchase Plan. During the nine-month period ended September 30, 2017, the Company purchased 23,490 shares of its common stock under the 2017 Repurchase Plan at an average cost of $ 25.54 per share. During the three-month period ended September 30, 2017 the Company did not purchase any its common stock in the open market under the 2014 Repurchase Plan. During the nine-month period ended September 30, 2017, the Company purchased 58,914 shares of its common stock under the 2014 Repurchase Plan at an average cost of $ 25.09 per share. At September 30, 2018, the Company had $ 6.5 million remaining in the 2017 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. There were 7,324 and 27,746 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during each of the three- and nine-month periods ended September 30, 2018, at average per-share costs of $ 27.74 and $ 26.53, respectively. There were 3,660 and 37,268 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during the three- and nine-month periods ended September 30, 2017, at average per-share costs of $ 26.73 and $ 24.26, respectively.

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

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at September 30, 2018 was $136.0 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At September 30, 2018, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at September 30, 2018.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	15.57%	$178,201	4%	$45,768	5%		$57,210
Marlin Business Bank	14.06%	$136,048	5%	$48,369	5%		$48,369
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	17.46%	$178,201	4.5%	$45,922	6.5%		$66,332
Marlin Business Bank	16.66%	$136,048	6.5%	$53,079	6.5%		$53,079
Tier 1 Risk-based Capital
Marlin Business Services Corp.	17.46%	$178,201	6%	$61,230	8%		$81,639
Marlin Business Bank	16.66%	$136,048	8%	$65,328	8%		$65,328
Total Risk-based Capital
Marlin Business Services Corp.	18.72%	$190,996	8%	$81,639	10%		$102,049
Marlin Business Bank	17.92%	$146,317	15%	$122,491	10	%(1)	$81,661

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 17.92% at September 30, 2018 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 15 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options, stock units, restricted stock awards, and other equity awards is 1,200,000 with not more than 1,000,000 of such shares available for issuance as stock units, stock awards, and other equity awards. There were 317,800 shares available for future awards under the 2014 Plan as of September 30, 2018, of which 280,160 shares were available to be issued as stock units, stock awards, and other equity awards.

Total stock-based compensation expense was $0.9 million and $0.7 million for the three-month periods ended September 30, 2018 and September 30, 2017, respectively. Total stock-based compensation expense was $2.6 million and $2.2 million for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively. Excess tax benefits from stock-based payment arrangements was $0.3 million and $0.4 million for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

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

There were no stock options and 68,689 stock options granted during the three-month and nine-month periods ended September 30, 2018, respectively. There were no stock options and 115,883 stock options granted during the three-month and nine-month periods ended September 30, 2017, respectively. The fair value of stock options granted was $7.21 and $6.56 during the nine-month periods ended September 30, 2018 and September 30, 2017, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
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

A summary of option activity for the nine-month period ended September 30, 2018 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2017	96,985	$25.75
Granted	68,689	28.25
Exercised	(909)	25.75
Forfeited	(2,807)	25.75
Expired	(507)	25.75

Outstanding, September 30, 2018	161,451	26.81

The Company recognized $0.1 million and $0.2 million of compensation expense related to options during the three and nine-month periods ended September 30, 2018. The Company recognized $0.1 million and $0.1 million of compensation expense related to options during the three and nine-month periods ended September 30, 2017.

There were no stock options exercised during the three-month period ended September 30, 2018. There were no stock options exercised during the three-month period ended September 30, 2017.

The total pretax intrinsic values of stock options exercised were $0.1 million and $0.4 million for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2018:

Options Outstanding					Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$25.75	92,762	5.5	$25.75	$288	30,289	5.5	$25.75	94
$28.25	68,689	6.5	$28.25	$41	0	0.0	$0.00	$—

	161,451	5.9	$26.81	$329	30,289	5.5	$25.75	$94

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $28.85 as of September 30, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2018, there was $0.7 million of unrecognized compensation cost related to non-vested stock options not yet recognized in the Condensed Consolidated Statements of Operations scheduled to be recognized over a weighted average period of 1.5 years.

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

Of the total restricted stock awards granted during the nine-month period ended September 30, 2018, no shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2017 and 2018 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the nine-month period ended September 30, 2018:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	277,617	$17.51
Granted	17,556	29.97
Vested	(91,564)	15.09
Forfeited	(8,905)	19.38

Outstanding at September 30, 2018	194,704	19.69

During the three-month periods ended September 30, 2018 and September 30, 2017, the Company granted restricted stock awards with grant-date fair values totaling $0.1 million and $0.3 million, respectively. During the nine-month periods ended September 30, 2018 and September 30, 2017, the Company granted restricted stock awards with grant-date fair values totaling $0.5 million and $1.1 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.3 million and $0.3 million of compensation expense related to restricted stock for the three-month periods ended September 30, 2018 and September 30, 2017, respectively. The Company recognized $1.1 million and $1.5 million of compensation expense related to restricted stock for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

Of the $1.1 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2018, approximately $0.3 million related to accelerated vesting during the first quarter of 2018, based on achievement of certain performance criteria determined annually. Of the $1.5 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2017, approximately $0.5 million related to accelerated vesting during the first quarter of 2017, which was also based on the achievement of certain performance criteria determined annually.

As of September 30, 2018, there was $2.3 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.8 years. In the event individual performance targets are achieved, $0.2 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 0.5 years. In addition, certain of the awards granted may result in the issuance of 8,533 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair value of shares that vested during the three-month periods ended September 30, 2018 and September 30, 2017 was $0.7 million and $0.3 million, respectively. The fair value of shares that vested during the nine-month periods ended September 30, 2018 and September 30, 2017 was $2.5 million and $2.9 million, respectively.

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

The following tables summarize restricted stock unit activity for the nine-month period ended September 30, 2018:

Performance-based & market-based RSUs	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	158,553	$15.13
Granted	35,056	28.25
Forfeited	(1,688)	25.75
Converted	—	—
Cancelled due to non-achievement of market condition	—	—

Outstanding at September 30, 2018	191,921	17.43

Service-based RSUs
Outstanding at December 31, 2017	25,840	$25.63
Granted	49,463	28.26
Forfeited	(1,775)	27.24
Converted	(8,059)	25.75

Outstanding at September 30, 2018	65,469	27.56

There were no RSUs with market based vesting conditions granted during the nine-month period ended September 30, 2018. The weighted average grant-date fair value of RSUs with market based vesting conditions granted during the nine-month period ended September 30, 2017 was $13.32 per unit. The weighted average grant date fair value of these market based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

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

There were no RSUs granted during the three-month period ended September 30, 2018. There were no RSUs granted during the three-month period ended September 30, 2017. The Company granted RSUs with grant-date fair values totaling $2.4 million for each of the nine-month periods ended September 30, 2018 and September 30, 2017, respectively. The Company recognized $0.6 million and $0.3 million of compensation expense related to RSUs for the three-month periods ended September 30, 2018 and September 30, 2017, respectively. The Company recognized $1.3 million and $0.6 million of compensation expense related to RSUs for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018, there was $3.5 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 1.7 years and based on the most probable performance assumptions. In the event maximum performance targets are achieved, an additional $1.8 million of compensation cost would be recognized over a weighted average period of 1.8 years. As of September 30, 2018, 164,533 performance units are expected to convert to shares of common stock based on the most probable performance assumptions. In the event maximum performance targets are achieved, 275,842 performance units may convert to shares of common stock.

NOTE 16 – Subsequent Events

The Company declared a dividend of $0.14 per share on November 1, 2018. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on November 23, 2018 to shareholders of record on the close of business on November 12, 2018. It represents the Company’s twenty-ninth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

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

Our leases and loans are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2018, our lease and loan portfolio consisted of 93,476 accounts, excluding Funding Stream loans, with an average original term of 48 months and average original transaction size of approximately $16,000.

MBB offers a flexible loan program called Funding Stream. Funding Stream is tailored to the small business market to provide customers access to capital to help grow their businesses. As of September 30, 2018, the Company had approximately $33.9 million, not including the allowance for credit losses allocated to loans of $1.4 million, of small business loans on the balance sheet. Generally, these loans range from $5,000 to $150,000, have flexible 6 to 24 month terms, and have automated daily and weekly payback.

At September 30, 2018, we had $1.13 billion in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $970.4 million at September 30, 2018.

Our revenue consists of interest and fees from our leases and loans, interest income from our interest earning cash and investments and, to a lesser extent, non-interest income from insurance premiums written and earned and other income. Our expenses consist of interest expense and non-interest expense, which include salaries and benefits and general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended September 30, 2018, our annualized net credit losses were 1.90% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as direct financing leases, and we recognize interest income over the term of the lease. Direct financing leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 61% of our lease portfolio at September 30, 2018 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits and money market demand accounts raised nationally by MBB, as well as, from time to time, fixed-rate asset backed securitization transactions.

We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. In the future MBB may elect to offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions. As of September 30, 2018, total MBB deposits were $700.1 million, compared to $809.3 million at December 31, 2017. We had $174.5 million of outstanding secured borrowings as of September 30, 2018 and none as of December 31, 2017.

On January 13, 2009, Marlin Business Services Corp. became a bank holding company and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Bank of Philadelphia. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of the reinsurance activities conducted through its wholly-owned subsidiary, AssuranceOne, Ltd. On September 19, 2018, we acquired Fleet Financing Resources (“FFR”), an equipment financing and leasing company specializing in both new and used commercial vehicles. This acquisition will augment our organic growth by extending our existing equipment finance business into new and attractive markets.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Information on recently issued accounting pronouncements and the expected impact on our financial statements is provided in Note 2, Summary of Significant Accounting Policies in the accompanying Notes to Condensed Consolidated Financial Statements.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Information on recently adopted accounting pronouncements and the expected impact on our financial statements is provided in Note 2, Summary of Significant Accounting Policies in the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2018 and September 30, 2017

Net income. Net income of $5.9 million was reported for the three-month period ended September 30, 2018, resulting in diluted EPS of $0.47, compared to net income of $3.3 million and diluted EPS of $0.26 for the three-month period ended September 30, 2017. This increase was primarily due to an increase in net interest and fee margin of $1.5 million on a larger portfolio, an increase in non-interest income of $0.8 million and lower income tax expense of $0.3 million driven by the decline in corporate tax rates from the Tax cut and Jobs act.

Return on average assets was 2.04% for the three-month period ended September 30, 2018, compared to a return of 1.31% for the three-month period ended September 30, 2017. Return on average equity was 12.36% for the three-month period ended September 30, 2018, compared to a return of 8.01% for the three-month period ended September 30, 2017.

Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2018 increased 11.0% to $957.8 million, compared to $862.7 million for the three-month period ended September 30, 2017. This change was primarily due to origination volume exceeding lease and loan repayments, sales and charge-offs. The end-of-period net investment in total finance receivables at September 30, 2018 was $970.4 million, an increase of $56.0 million, or 6.1%, from $914.4 million at December 31, 2017.

During the three months ended September 30, 2018, we generated 7,603 new equipment finance lease and loans with equipment cost of $153.5 million, compared to 7,447 new equipment finance lease and loans with equipment cost of $133.6 million generated for the three months ended September 30, 2017. Funding Stream loan originations were $19.6 million during the three-month period ended September 30, 2018, an increase of $5.8 million, or 42.1%, as compared to the three month period ended September 30, 2017. Approval rates increased by 1% to 57% for the three-month period ended September 30, 2018, compared to 56% for the three-month period ended September 30, 2017.

For the three-month period ended September 30, 2018 compared to the three-month period ended September 30, 2017, net interest and fee income increased $0.7 million, or 3.0%, primarily due to a $2.5 million increase in interest income on a larger portfolio, partially offset by a $2.0 million increase in interest expense on higher interest bearing liabilities, while provision for credit losses decreased $0.8 million to $4.9 million.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,
	2018			2017
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$120,743	$597	1.98%	$91,962	$240	1.04%
Time Deposits	8,699	33	1.53	8,360	25	1.20
Restricted interest-earning deposits with banks	11,231	26	0.92	0	0	—
Securities available for sale	10,995	65	2.37	10,624	44	1.67
Net investment in leases(3)	890,498	20,835	9.36	820,151	19,550	9.53
Loans receivable(3)	67,257	3,280	19.51	42,567	2,504	23.53

Total interest-earning assets	1,109,423	24,836	8.96	973,664	22,363	9.18

Non-interest-earning assets:
Cash and due from banks	6,465			2,830
Intangible assets	1,083			1,216
Goodwill	1,229			1,160
Property and equipment, net	4,024			4,437
Property tax receivables	6,448			9,503
Other assets(4)	30,910			13,530

Total non-interest-earning assets	50,159			32,676

Total assets	$1,159,582			$1,006,340

Interest-bearing liabilities:
Certificate of Deposits(5)	$757,052	$3,579	1.89%	765,873	$2,866	1.50%
Money Market Deposits(5)	26,494	145	2.19	40,334	134	1.33
Long-term borrowings(5)	136,511	1,231	3.61	—	0	—

Total interest-bearing liabilities	920,057	4,955	2.15	806,207	3,000	1.49

Non-interest-bearing liabilities:
Sales and property taxes payable	6,672			6,125
Accounts payable and accrued expenses	20,559			16,092
Net deferred income tax liability	21,196			12,892

Total non-interest-bearing liabilities	48,427			35,109

Total liabilities	968,484			841,316
Stockholders’ equity	191,098			165,024

Total liabilities and stockholders’ equity	$1,159,582			$1,006,340

Net interest income		$19,881			$19,363
Interest rate spread(6)			6.81%			7.69%
Net interest margin(7)			7.17%			7.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.58%			120.77%

(1)	Average balances were calculated using average daily balances.

(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

Changes due to volume and rate. The following table presents the components of the changes in net interest income by volume and rate

	Three Months Ended September 30, 2018 Compared To Three Months Ended September 30, 2017
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$92	$265	$357
Time Deposits	1	7	8
Restricted interest-earning deposits with banks	26	—	26
Securities available for sale	2	19	21
Net investment in leases	1,651	(366)	1,285
Loans receivable	1,261	(485)	776
Total interest income	3,050	(577)	2,473
Interest expense:
Certificate of Deposits	(33)	746	713
Money Market Deposits	(56)	67	11
Long-term borrowings	1,231	—	1,231
Total interest expense	469	1,486	1,955
Net interest income	2,542	(2,024)	518

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Interest income	$24,836	$22,363
Fee income	3,930	3,780

Interest and fee income	28,766	26,143
Interest expense	4,955	3,000

Net interest and fee income	$23,811	$23,143

Average total finance receivables(1)	$957,755	$862,718
Annualized percent of average total finance receivables:
Interest income	10.37%	10.37%
Fee income	1.64	1.75

Interest and fee income	12.01	12.12
Interest expense	2.07	1.39

Net interest and fee margin	9.94%	10.73%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $0.7 million, or 3.0%, to $23.8 million for the three months ended September 30, 2018 from $23.1 million for the three months ended September 30, 2017. The annualized net interest and fee margin decreased 79 basis points to 9.94% in the three-month period ended September 30, 2018 from 10.73% for the corresponding period in 2017.

Interest income, net of amortized initial direct costs and fees, was $24.8 million and $22.4 million for the three-month periods ended September 30, 2018 and September 30, 2017, respectively. Average total finance receivables increased $95.1 million, or 11.0%, to $957.8 million at September 30, 2018 from $862.7 million at September 30, 2017. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease and loan repayments, sales and charge-offs. The average yield on the portfolio remained constant at 10.37%. The weighted average implicit interest rate on new finance receivables originated was 12.77% and 12.23% for the three-month periods ended September 30, 2018, and September 30, 2017, respectively.

Fee income was $3.9 million and $3.8 million for the three-month periods ended September 30, 2018 and September 30, 2017, respectively. Fee income included approximately $0.9 million of net residual income for each of the three-month periods ended September 30, 2018 and September 30, 2017, respectively.

Fee income also included approximately $2.3 million in late fee income for the both three-month periods ended September 30, 2018 and September 30, 2017.

Fee income, as an annualized percentage of average total finance receivables, decreased 11 basis points to 1.64% for the three-month period ended September 30, 2018 from 1.75% for the corresponding period in 2017. Late fees remained the largest component of fee income at 0.95% as an annualized percentage of average total finance receivables for the three-month period ended September 30, 2018, compared to 1.07% for the three-month period ended September 30, 2017. As an annualized percentage of average total finance receivables, net residual income was 0.39% for the three-month period ended September 30, 2018, compared to 0.43% for the three-month period ended September 30, 2017.

Interest expense increased $2.0 million to $5.0 million for the three-month period ended September 30, 2018 from $3.0 million for the corresponding period in 2017. A significant component of the increase was $1.3 million attributable to our long-term borrowings related to our 2018 asset-backed term securitization. The remaining increase of $0.7 million represented $3.7 million interest expense or 1.90% as an annualized percentage of average deposits for the three-month period ended September 30, 2018, from $3.0 million, or 1.49% as an annualized percentage of average deposits for the three-month period ended September 30, 2017. The increase was primarily due to an increase in the rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 68 basis points to 2.07% for the three-month period ended September 30, 2018, from 1.39% for the corresponding period in 2017. The average balance of deposits was $783.5 million and $806.2 million for the three-month periods ended September 30, 2018 and September 30, 2017, respectively.

For the three-month period ended September 30, 2018, average term securitization borrowings outstanding were $136.5 million at a weighted average coupon of 3.61%. There were no outstanding borrowings for the period ended September 30, 2017.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September 30, 2018, brokered certificates of deposit represented approximately 55% of total deposits, while approximately 42% of total deposits were obtained from direct channels, and 3% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.2 million to $2.0 million for the three-month period ended September 30, 2018, from $1.8 million for the three-month period ended September 30, 2017, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $2.4 million and $1.8 million for the three-month periods ended September 30, 2018 and September 30, 2017, respectively. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties, and gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the three-month period ended September 30, 2018 included $1.5 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income, and $0.5 million of insurance policy fees. In comparison, selected major components of other income for the three-month period ended September 30, 2017 included $1.0 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income, and $0.5 million of insurance policy fees.

Salaries and benefits expense. Salaries and benefits expense increased $1.0 million, or 10.8%, to $10.3 million for the three-month period ended September 30, 2018 from $9.3 million for the corresponding period in 2017. The increase was primarily due to increased compensation related to executive officer severance, increases in personnel, salaries and bonus, and increased commission on higher origination volume. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.30% for the three-month period ended September 30, 2018 compared with 4.31% for the corresponding period in 2017. Total personnel increased to 339 at September 30, 2018 from 331 at September 30, 2017.

General and administrative expense. General and administrative expense decreased $1.0 million, or 15.6%, to $5.4 million for the three months ended September 30, 2018 from $6.4 million for the corresponding period in 2017. General and administrative expense as an annualized percentage of average total finance receivables was 2.27% for the three-month period ended September 30, 2018, compared to 2.97% for the three-month period ended September 30, 2017. Selected major components of general and administrative expense for the three-month period ended September 30, 2018 included $0.9 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $1.0 million of data processing expense, $0.5 million of marketing expense, and $0.5 million of insurance-related expenses. In comparison, selected major components of general and administrative expense for the three-month period ended September 30, 2017 included $0.9 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.8 million of data processing expense, $0.4 million of marketing expense and $0.8 million of insurance-related expenses.

Provision for credit losses. The provision for credit losses was $4.9 million for the three-month period ended September 30, 2018 compared to $5.7 million for the three-month period ended September 30, 2017. Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular Equipment Finance origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

The provision for credit losses for the Equipment Finance and TFG portfolios decreased by $0.4 million and $0.6, respectively, for the three-month period ending September 30, 2018 and were offset by an increase of $0.2 million in provision for Funding Stream for the same period.

Total portfolio net charge-offs were $4.5 million for the three-month period ended September 30, 2018, compared to $3.7 million for the corresponding period in 2017. The increase in charge-off rate is primarily due to the ongoing seasoning of the Equipment Finance portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Total portfolio net charge-offs as an annualized percentage of average total finance receivables increased to 1.90% during the three-month period ended September 30, 2018, from 1.73% for the corresponding period in 2017. The allowance for credit losses increased to approximately $15.9 million at September 30, 2018, an increase of $1.0 million from $14.9 million at December 31, 2017.

Additional information regarding asset quality is included herein in the section “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $1.7 million and $2.0 million was recorded for the three-month periods ended September 30, 2018 and September 30, 2017, respectively. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 22.6% and 38.3% for the three-month periods ended September 30, 2018 and September 30, 2017, respectively. The decline in effective tax rate was driven by the changes in corporate tax rates from the Tax Cut and Jobs Act. As a result of these changes, the Company’s Federal Statutory rate declined from 35% to 21%.

Comparison of the Nine-Month Periods Ended September 30, 2018 and September 30, 2017

Net income. Net income of $18.6 million was reported for the nine-month period ended September 30, 2018, resulting in diluted EPS of $1.49, compared to net income of $9.4 million and diluted EPS of $0.75 for the nine-month period ended September 30, 2017. This increase was primarily due to an increase in net interest and fee margin of $4.2 million on a larger portfolio and an increase in non-interest income of $2.9 million.

Return on average assets was 2.27% for the nine-month period ended September 30, 2018, compared to a return of 1.31% for the nine-month period ended September 30, 2017. Return on average equity was 13.31% for the nine-month period ended September 30, 2018, compared to a return of 7.66% for the nine-month period ended September 30, 2017.

Overall, our average net investment in total finance receivables for the nine-month period ended September 30, 2018 increased 12.5% to $935.9 million, compared to $831.7 million for the nine-month period ended September 30, 2017. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at September 30, 2018 was $970.4 million, an increase of $56.0 million, or 6.1%, from $914.4 million at December 31, 2017.

During the nine months ended September 30, 2018, we generated 23,605 new leases with equipment cost of $450.5 million, compared to 22,336 new leases with equipment cost of $407.0 million generated for the nine months ended September 30, 2017. Approval rates remained at 56% for the nine-month period ended September 30, 2018, compared to 56% for the nine-month period ended September 30, 2017.

For the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017, net interest and fee income increased $4.2 million, or 6.2%, primarily due to a $7.6 million increase in interest income, partially offset by a $2.2 million increase in interest expense. The provision for credit losses decreased $0.1 million, or 0.7%, to $13.8 million for the nine-month period ended September 30, 2018 from $13.9 million for the same period in 2017, due to an increase in delinquency and charge-offs which is attributed to a return to a more normal credit environment.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2018 and September 30, 2017.

	Nine Months Ended September 30,
	2018			2017
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$87,330	$1,165	1.78%	$80,639	$446	0.73%
Time Deposits	8,439	101	1.59	8,773	79	1.21
Restricted interest-earning deposits with banks	3,744	26	0.92	—	—	—
Securities available for sale	11,016	168	2.03	7,805	113	1.94
Net investment in leases(3)	874,595	61,493	9.37	794,316	57,080	9.58
Loans receivable(3)	61,260	9,126	19.86	37,401	6,743	24.04

Total interest-earning assets	1,046,384	72,079	9.18	928,934	64,461	9.25

Non-interest-earning assets:
Cash and due from banks	5,576			1,968
Intangible assets	1,083			585
Goodwill	1,183			553
Property and equipment, net	4,091			3,905
Property tax receivables	8,065			8,580
Other assets(4)	23,962			14,942

Total non-interest-earning assets	43,960			30,533

Total assets	$1,090,344			$959,467

Interest-bearing liabilities:
Certificate of Deposits(5)	$786,831	$10,381	1.76%	$717,422	$7,566	1.41%
Money Market Deposits(5)	30,779	453	1.96	46,716	386	1.10
Long-term borrowings(5)	45,504	1,231	3.61	—	0	—

Total interest-bearing liabilities	863,114	12,065	1.86	764,138	7,952	1.39

Non-interest-bearing liabilities:
Sales and property taxes payable	6,031			5,333
Accounts payable and accrued expenses	16,056			12,058
Net deferred income tax liability	19,269			14,327

Total non-interest-bearing liabilities	41,356			31,718

Total liabilities	904,470			795,856
Stockholders’ equity	185,874			163,611

Total liabilities and stockholders’ equity	$1,090,344			$959,467

Net interest income		$60,014			$56,509
Interest rate spread(6)			7.32%			7.86%
Net interest margin(7)			7.65%			8.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.23%			121.57%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Nine Months Ended September 30, 2018 Compared To Nine Months Ended September 30, 2017
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$40	$679	$719
Time Deposits	(3)	25	22
Restricted interest-earning deposits with banks	26	—	26
Securities available for sale	49	6	55
Net investment in leases	5,666	(1,252)	4,414
Loans receivable	3,714	(1,331)	2,383
Total interest income	8,094	(475)	7,619
Interest expense:
Certificate of Deposits	783	2,032	2,815
Money Market Deposits	(163)	230	67
Long-term borrowings	1,231	—	1,231
Total interest expense	1,127	2,986	4,113
Net interest income	6,863	(3,357)	3,506

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the nine-month periods ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Interest income	$72,079	$64,461
Fee income	11,765	11,055

Interest and fee income	83,844	75,516
Interest expense	12,065	7,952

Net interest and fee income	$71,779	$67,564

Average total finance receivables(1)	$935,855	$831,718
Percent of average total finance receivables:
Interest income	10.27%	10.31%
Fee income	1.68	1.77

Interest and fee income	11.95	12.08
Interest expense	1.72	1.27

Net interest and fee margin	10.23%	10.81%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $4.2 million, or 6.2%, to $71.8 million for the nine-month period ended September 30, 2018 from $67.6 million for the nine-month period ended September 30, 2017. The annualized net interest and fee margin decreased 58 basis points to 10.23% in the nine-month period ended September 30, 2018 from 10.81 for the corresponding period in 2017.

Interest income, net of amortized initial direct costs and fees, increased $7.6 million, or 11.8%, to $72.1 million for the nine-month period ended September 30, 2018 from $64.5 million for the nine-month period ended September 30, 2017. The increase in interest income was principally due to a decrease in average yield of 4 basis point partially offset by a 12.5% increase in average total finance receivables, which increased $104.2 million to $935.9 million for the nine-months ended September 30, 2018 from $831.7 million for the nine-months ended September 30, 2017. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio increased, due to higher yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated increased 36 basis points to 12.49% for the nine-month period ended September 30, 2018, compared to 12.13% for the nine-month period ended September 30, 2017.

Fee income increased $0.7 million to $11.8 million for the nine-month period ended September 30, 2018, compared to $11.1 million for the nine-month period ended September 30, 2017. Fee income included approximately $2.7 million of net residual income for the nine-month period ended September 30, 2018 and $2.7 million for the nine-month period ended September 30, 2017.

Fee income also included approximately $7.0 million in late fee income for the nine-month period ended September 30, 2018, which increased 6.1% from $6.6 million for the nine-month period ended September 30, 2017.

Fee income, as an annualized percentage of average total finance receivables, decreased 9 basis points to 1.68% for the nine-month period ended September 30, 2018 from 1.77% for the nine-month period ended September 30, 2017. Late fees remained the largest component of fee income at 1.00% as an annualized percentage of average total finance receivables for the nine-month period ended September 30, 2018, compared to 1.07% for the nine-month period ended September 30, 2017. As an annualized percentage of average total finance receivables, net residual income was 0.39% for the nine-month period ended September 30, 2018, compared to 0.44% for the nine-month period ended September 30, 2017.

Interest expense increased $4.1 million to $12.1 million for the nine-month period ended September 30, 2018 from $8.0 for the corresponding period in 2017. A significant component of the increase was $1.3 million attributable to our long-term borrowings related to our 2018 asset-backed term securitization. The remaining increase of $2.8 million represented $10.8 million interest expense or 1.77% as an annualized percentage of average deposits for the nine-month period ended September 30, 2018, from $8.0 million, or 1.39% as an annualized percentage of average deposits for the nine-month period ended September 30, 2017. The increase was primarily due to an increase in the rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 45 basis points to 1.72% for the nine-month period ended September 30, 2018, from 1.27% for the corresponding period in 2017. The average balance of deposits was $817.6 million and $764.1 million for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

For the nine-month period ended September 30, 2018, average term securitization borrowings outstanding were $45.5 million at a weighted average coupon of 3.61%. There were no outstanding borrowings for the period ended September 30, 2017.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September 30, 2018, brokered certificates of deposit represented approximately 55% of total deposits, while approximately 42% of total deposits were obtained from direct channels, and 3% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.7 million to $6.0 million for the nine-month period ended September 30, 2018, from $5.3 million for the nine-month period ended September 30, 2017, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $8.3 million and $6.2 million for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties, and gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the nine-month period ended September 30, 2018 included $6.9 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income, and $1.5 million of insurance policy fees. In comparison, selected major components of other income for the nine-month period ended September 30, 2017 included $3.7 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income, and $1.4 million of insurance policy fees.

Salaries and benefits expense. Salaries and benefits expense increased $2.0 million, or 7.2%, to $29.8 million for the nine-month period ended September 30, 2018 from $27.8 million for the corresponding period in 2017. The increase was primarily due to increased compensation related to executive officer severance, increases in personnel, salaries and bonus, and increased commission on higher origination volume. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.25% for the nine-month period ended September 30, 2018 compared with 4.45% for the corresponding period in 2017.

Total personnel increased to 339 at September 30, 2018 from 331 at September 30, 2017.

General and administrative expense. General and administrative expense decreased $4.2 million, or 18.5%, to $18.5 million for the nine-month period ended September 30, 2018 from $22.7 million for the corresponding period in 2017. General and administrative expense as an annualized percentage of average total finance receivables was 2.63% for the nine-month period ended September 30, 2018, compared to 3.64% for the nine-month period ended September 30, 2017. Selected major components of general and administrative expense for the nine-month period ended September 30, 2018 included $2.8 million of premises and occupancy expense, $1.4 million of audit and tax compliance expense, $2.8 million of data processing expense, $1.4 million of marketing expense, and $1.9 million of amortization expense. In comparison, selected major components of general and administrative expense for the nine-month period ended September 30, 2017 included $2.6 million of premises and occupancy expense, $1.2 million of audit and tax compliance expense, $2.4 million of data processing expense, and $1.4 million of marketing expense, and $1.5 million of insurance-related expenses and a $4.2 million estimated charge for restitution expense in connection with MBB’s regulatory examination preliminary findings (See Note 9, Commitments and Contingencies, in the accompanying Notes to Condensed Consolidated Financial Statements).

Provision for credit losses. The provision for credit losses decreased $0.1 million, or 0.7%, to $13.8 million for the nine-month period ended September 30, 2018 from $13.9 million for the corresponding period in 2017. Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular Equipment Finance origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

The increase in our provision for credit losses resulted from increased delinquency and charge-offs and to a lesser extent growth in the portfolio.

Total portfolio net charge-offs were $12.7 million for the nine-month period ended September 30, 2018, compared to $10.3 million for the corresponding period in 2017. The increase in charge-off rate is primarily due to the ongoing seasoning of the Equipment Finance portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.81% during the nine-month period ended September 30, 2018, from 1.65% for the corresponding period in 2017. The allowance for credit losses increased to approximately $15.9 million at September 30, 2018, an increase of $1.0 million from $14.9 million at December 31, 2017.

Additional information regarding asset quality is included herein in the section “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $5.5 million was recorded for the nine-month period ended September 30, 2018, compared to an expense of $5.3 million for the corresponding period in 2017. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 22.7% for the nine-month period ended September 30, 2018, compared to 35.9% for the nine-month period ended September 30, 2017. The decline in effective tax rate was driven by the changes in corporate tax rates from the Tax Cut and Jobs Act. As a result of these changes, the Company’s Federal Statutory rate declined from 35% to 21%.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $56.0 million, or 6.1%, to $970.4 million at September 30, 2018 from $914.4 million at December 31, 2017. We continue to monitor our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization and origination strategies to increase originations.

The chart which follows provides our asset quality statistics for each of the three and nine month periods ended September 30, 2018 and September 30, 2017, and the year ended December 31, 2017:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2018	2017	2018	2017	2017
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$15,570	$12,559	$14,851	$10,937	$10,937
Provision for credit losses	$4,893	$5,680	$13,761	$13,878	$18,394
Charge-offs
Commercial lease and loans:
Funding Stream	(361)	(231)	(1,090)	(973)	(1,219)
CRA	—	—	—	—	—
Equipment Finance	(4,502)	(3,708)	(12,721)	(10,499)	(14,343)
TFG	(202)	(429)	(601)	(639)	(1,154)

Total Charge-offs	(5,065)	(4,368)	(14,412)	(12,111)	(16,716)

Recoveries
Commercial lease and loans:
Funding Stream	9	32	59	100	121
CRA	—	—	—	—	—
Equipment Finance	491	600	1,599	1,663	2,066
TFG	19	1	59	37	49

Total Recoveries	519	633	1,717	1,800	2,236

Net charge-offs	(4,546)	(3,735)	(12,695)	(10,311)	(14,480)

Allowance for credit losses, end of period(1)	$15,917	$14,504	$15,917	$14,504	$14,851

Annualized net charge-offs to average total finance receivables (2)	1.90%	1.73%	1.81%	1.65%	1.71%
Allowance for credit losses to total finance receivables, end of period (2)	1.65%	1.64%	1.65%	1.64%	1.63%
Average total finance receivables (2)	$957,755	$862,718	$935,855	$831,718	$846,743
Total finance receivables, end of period (2)	$966,659	$883,778	$966,659	$883,778	$911,242
Delinquencies greater than 60 days past due	$6,244	$6,157	$6,244	$6,157	$5,647
Delinquencies greater than 60 days past due (3)	0.57%	0.61%	0.57%	0.61%	0.55%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	254.92%	235.57%	254.92%	235.57%	262.99%
Non-accrual leases and loans, end of period	$3,609	$2,950	$3,609	$2,950	$3,183
Renegotiated leases and loans, end of period(4)	$3,456	$2,543	$3,456	$2,543	$4,489
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—
Interest income included on non-accrual leases and loans(5)	$77	$37	$256	$198	$334
Interest income excluded on non-accrual leases and loans(6)	$59	$35	$85	$48	$60

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans.

(2)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percentage of total minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(4)	No renegotiated leases or loans met the definition of a Troubled Debt Restructuring at September 30, 2018, December 31, 2017, or September 30, 2017.
(5)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.
(6)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.57% at September 30, 2018 and 0.55% at December 31, 2017, compared to 0.61% at September 30, 2017.

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

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio for each of the three and nine month periods ended September 30, 2018 and September 30, 2017, and the year ended December 31, 2017.

	Nine Months Ended September 30,		Year Ended December 31
	2018	2017	2017
	(Dollars in thousands)
Non-accrual leases and loans:
Commercial leases and loans:
Funding Stream	$217	$17	$118
CRA	—	—	—
Equipment Finance (1)	3,157	2,726	3,023
TFG	235	207	42

Total non-accrual leases and loans	3,609	2,950	3,183

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans.

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

The allowance for credit losses as a percentage of total finance receivables increased to 1.65% at September 30, 2018 from 1.63% at December 31, 2017. The increase is primarily due to a modest increase in delinquency rates.

Total portfolio net charge-offs for the three months ended September 30, 2018 were $4.5 million (1.90% of average total finance receivables on an annualized basis), compared to $3.8 million (1.68% of average total finance receivables on an annualized basis) for the three months ended June 30, 2018 and $3.7 million (1.73% of average total finance receivables on an annualized basis) for the three months ended September 30, 2017. The Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the Equipment Finance portfolio affects the timing and amount of charge-offs.

Net charge-offs for the nine-month period ended September 30, 2018 were $12.7 million (1.81% of average total finance receivables on an annualized basis), compared to $10.3 million (1.65% of average total finance receivables on an annualized basis) for the nine-month period ended September 30, 2017. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as discussed above.

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of September 30, 2018, approximately 61% of our leases were one dollar purchase option leases, 38% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of September 30, 2018, there were $27.2 million of residual assets retained on our Condensed Consolidated Balance Sheet, of which $23.3 million, or 85.5%, were related to copiers. As of December 31, 2017, there were $26.9 million of residual assets retained on our Condensed Consolidated Balance Sheet, of which $22.8 million, or 84.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of September 30, 2018 and December 31, 2017. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.9 million of net residual income for both three-month periods ended September 30, 2018 and September 30, 2017, and approximately $2.7 million and $2.7 million of net residual income for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.2 million for each of the three-month periods ended September 30, 2018 and September 30, 2017, and approximately $3.6 million and $3.5 million for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

For the three months ended September 30, 2018 and September 30, 2017, the net loss on residual values disposed at end of term totaled $0.3 million and $0.2 million, respectively. The net loss on residual values disposed at end of term totaled $0.9 million and $0.8 million for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively. Historically, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs periodic reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

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

We declared a dividend of $0.14 per share on August 2, 2018. The quarterly dividend was paid on August 23, 2018 to shareholders of record on the close of business on August 13, 2018, which resulted in a dividend payment of approximately $1.7 million. It represented the Company’s twenty-eighth consecutive quarterly cash dividend.

On July 27, 2018, we completed a $201.7 million asset-backed term securitization which provided us with fixed-cost borrowing with the objective of diversifying our funding resources. This was a private offering made pursuant to Rule 144A and Reg S under the Securities Act of 1933, as amended, by Marlin Receivables 2018-1 LLC, a wholly owned subsidiary of Marlin Leasing Corporation. Standard & Poor’s Ratings Services, Inc. and Fitch Ratings Inc. rated the transaction, with the two senior classes receiving the agencies’ highest ratings. As with all our prior term note securitizations, it is recorded in long-term borrowings in the Condensed Consolidated Balance Sheets.

At September 30, 2018, we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $88.4 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB.

Our debt to equity ratio was 4.52 to 1 at September 30, 2018 and 4.50 to 1 at December 31, 2017.

Net cash used in investing activities was $86.2 million for the nine-month period ended September 30, 2018, compared to net cash used in investing activities of $120.4 million for the nine-month period ended September 30, 2017. The increase in cash flows from investing activities is primarily due to an increase of $43.7 million of principal collections on leases and $51.0 million in proceeds from sales of leases and loans originated for investment offset by an additional $57.2 million in purchases of equipment for direct financing lease contracts and funds use to originate loans. Included in the purchases of equipment for direct financing lease contracts and funds used to originate loans was $11.9 million and $7.6 million of deferred initial direct costs and fees for the nine-month periods ended September 30, 2018 and 2017, respectively. Investing activities primarily relate to leasing activities. The Company transferred $75.1 million and $28.0 million of leases originated for investment to held for sale during the nine-month period ended September 30, 2018 and 2017, respectively.

Net cash provided by financing activities was $56.6 million for the nine-month period ended September 30, 2018, compared to net cash provided by financing activities of $102.0 million for the nine-month period ended September 30, 2017. The decrease in cash flows from financing activities is primarily due to a $218.8 million decrease in deposits and a $27.1 million repayment on borrowings offset by advances of $201.7 million from our 2018 asset-backed term securitization. Financing activities also include transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by or used by our cash flow from operations. Net cash provided by operating activities was $61.0 million for the nine-month period ended September 30, 2018, compared to net cash provided by operating activities of $39.6 million for the nine-month period ended September 30, 2017. The increase in cash flows from operating activities is primarily due to an increase in net income and a decrease in other assets.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using FDIC-insured deposits issued through MBB. Total cash and cash equivalents available as of September 30, 2018 totaled $88.4 million, compared to $67.1 million at December 31, 2017.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC-insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of September 30, 2018 and December 31, 2017 totaled $9.4 million and $8.1 million, respectively.

Restricted Interest-earning Deposits with Banks. As of September 30, 2018, we also had $10.0 million of cash that was classified as restricted interest-earning deposits with banks. We had no restricted interest-earning deposits with banks at December 31, 2017. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities. Therefore, these balances generally decline as the term securitization borrowings are repaid.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. Our secured borrowings amounted to $174.5 million at September 30, 2018. We had no secured borrowings at December 31, 2017. Information pertaining to our borrowing facilities is as follows:

	For the Nine Months Ended September 30, 2018				As of September 30, 2018
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate (3)	Amount Outstanding	Weighted Average Rate (2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000
Term note securitizations(4)	—	201,650	45,504	3.61%	174,519	3.12%	—

	$25,000		$45,504	3.61%	$174,519	3.12%	$25,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2018, MBB had $32.6 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2)	Does not include transaction costs.
(3)	Includes transaction costs.
(4)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $32.6 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $35.5 million of net investment in leases pledged at September 30, 2018.

Term Note Securitizations

On July 27, 2018 we completed a $201.7 million asset-backed term securitization. This transaction was Marlin’s eleventh term securitization and its first since 2010. It provides the company with fixed-cost borrowing with the objective of diversifying its funding sources. As with all prior securitizations, this transaction was recorded as an “on-balance sheet” transaction and the financing is recorded in long-term borrowings in the Condensed Consolidated Balance Sheet.

This was a private offering made to qualified institutional buyers pursuant to Rule 144A under and Regulation S under the Securities Act of 1933 by Marlin Receivables 2018-1 LLC, a wholly-owned subsidiary of Marlin Leasing Corporation. Standard & Poor’s Ratings Service, Inc. and Fitch Ratings Inc. rated the transaction with the two senior classes receiving the agencies’ highest ratings. The effective weighted average interest expense over the term of the financing is expected to be approximately 3.41%.

In connection with this securitization transaction, we have transferred leases to our wholly-owned SPE and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Condensed Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At September 30, 2018 outstanding term securitizations amounted to $174.5 million with no outstanding securitizations at December 31, 2017.

As of September 30, 2018, $172.9 million of minimum lease payments receivable and $10.0 million of restricted interest-earning deposits are assigned as collateral for the term note securitization. The July 27, 2018, term note securitization is summarized below:

	Notes Originally Issued	Outstanding Balance as of September 30, 2018	Final Maturity Date	Original Coupon Rate
	(Dollars in thousands)
2018 — 1
Class A-1	$77,400	$50,269	July, 2019	2.55%
Class A-2	55,700	$55,700	October, 2020	3.05
Class A-3	36,910	$36,910	April, 2023	3.36
Class B	10,400	$10,400	May, 2023	3.54
Class C	11,390	$11,390	June, 2023	3.70
Class D	5,470	$5,470	July, 2023	3.99
Class E	4,380	$4,380	May, 2025	5.02

Total Term Note Securitizations	$201,650	$174,519		3.05	%(1)(2)

(1)

Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term note securitizations have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	The weighted average coupon rate of the 2018-1 term note securitization will approximate 3.41% over the term of the borrowing.

At September 30, 2018, the Company was in compliance with terms of the term note securitization agreement.

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

At September 30, 2018, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 14.06%, 16.66%, 16.66% and 17.92%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At September 30, 2018, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.57%, 17.46%, 17.46% and 18.72%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at September 30, 2018 was $136.0 million, which exceeds the regulatory threshold for “well capitalized” status.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to September 30, 2018

The Company declared a dividend of $0.14 per share on November 1, 2018. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on November 22, 2018 to shareholders of record on the close of business on November 12, 2018. It represents the Company’s twenty-ninth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, term note securitizations, operating leases, agreements and commitments under non-cancelable contracts as of September 30, 2018 were as follows:

	Contractual Obligations as of September 30, 2018
Period Ending December 31,	Certificates of Deposits(1)	Borrowings	Contractual Interest Payments(2)	Operating Leases	Capital Leases	Total
	(Dollars in thousands)
2018	$83,594	$22,386	$3,027	$417	$28	$109,452
2019	280,020	74,722	8,924	1,555	112	365,333
2020	155,946	45,200	4,850	780	112	206,888
2021	104,576	23,629	2,216	—	65	130,486
2022	40,281	8,582	793	—	—	49,656
Thereafter	13,390	—	94	—	—	13,484

Total	$677,807	$174,519	$19,904	$2,752	$317	$875,299

(1)	Money market deposit accounts are not included. As of September 30, 2018, money market deposit accounts totaled $22.7 million.
(2)	Includes interest on certificates of deposits and borrowings.

Excluding the operating leases in the table above, there were no other off-balance sheet arrangements requiring disclosure at September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s third fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on Stock Repurchases

On May 30, 2017, the Company’s Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market or in block trades. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2018.

	Number of Shares Purchased(2)	Average Price Paid Per Share(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Time Period
July 1, 2018 to July 31, 2018	0	$0.00	$7,402,843
August 1, 2018 to August 31, 2018	23,342	$28.73	$6,732,140
September 1, 2018 to September 30, 2018	6,900	$27.97	$6,539,126

Total for the quarter ended September 30, 2018	30,242	$28.56	$6,539,126

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
(2)

On July 29, 2014, the Company’s Board of Directors approved a stock repurchase plan. Under this program, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock. On May 30, 2017, the Company’s Board of Directors approved a new stock repurchase plan to repurchase up to $10 million in value of its outstanding shares of common stock.

In addition to the repurchases described above, pursuant to the 2014 Equity Plan, participants may have shares withheld to cover income taxes. There were 7,324 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Plan during the three-month period ended September 30, 2018, at an average cost of $ 27.74 per share. At September 30, 2018, the Company had $ 6.5 million remaining in the 2017 Repurchase Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2016, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARLIN BUSINESS SERVICES CORP.
(Registrant)

By:	/s/ Jeff Hilzinger	Chief Executive Officer and
	Jeff Hilzinger	Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: November 2, 2018