Form 10-K
period 2018-12-31
MARLIN BUSINESS SERVICES CORP
filed 2019-03-08
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and such files.)    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ Global Select Market was approximately $254,357,832 as of June 30, 2018. Shares of common stock held by each executive officer and director and persons known to us who beneficially own 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 26, 2018 was 12,328,824 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

FORM 10-K

PART I

As used herein, the terms “Company,” “Marlin,” “Registrant,” “we,” “us” or “our” refer to Marlin Business Services Corp. and its subsidiaries.

Item 1.	Business

Overview

We are a nationwide provider of credit products and services to small businesses. The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment and working capital loans. Our average original transaction size was approximately $16,000 at December 31, 2018, and we typically do not exceed $250,000 for any single lease or loan transaction. Our average net investment on Equipment Finance contracts as of December 31, 2018 was approximately $10,500. We acquire our small business customers primarily by offering equipment financing through independent commercial equipment dealers and various national account programs, through direct solicitation of our small business customers and through relationships with select lease and loan brokers. Through these origination partners, we are able to cost-effectively access small business customers while also helping our origination partners obtain financing for their customers. As of December 31, 2018, we serviced approximately 94,000 finance contracts having a total original value of $1.6 billion for approximately 80,000 small business customers. Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income, and is derived from customers in the United States.

The small balance commercial financing market is highly fragmented. We estimate that there are more than 100,000 independent commercial equipment dealers and other intermediaries who sell the types of equipment we finance or require the types of financing we provide. We believe this segment of equipment dealers is underserved because: (1) large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to larger equipment manufacturers and larger distributors, rather than to independent equipment dealers; and (2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service large volumes of low-balance transactions. We focus on establishing our relationships with independent equipment dealers who value convenient point-of-sale financing programs because we can make their sale process more effective. By providing them with the ability to offer our financing and related services to their customers as an integrated part of their selling process, our origination partners are able to increase their sales and provide better service to their customers. By doing this, we are also able to gather small business customers to which we can sell additional credit products and services through our fully integrated origination platform which allows us to efficiently solicit, process and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2018, we have processed approximately 1,188,000 lease applications and originated over 498,000 new leases.

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

Competitive Strengths

We believe several characteristics may distinguish us from our competitors, including the following:

Multiple Sales Origination Channels. We use multiple sales origination channels to penetrate effectively the highly diversified and fragmented small-ticket equipment leasing market. We use both direct and indirect origination channels. Our direct channel involves soliciting our existing small business customer base for repeat business as well as identifying other small business customers who need financing. The indirect channel sources financing opportunities through our partner network and our broker network. Our indirect origination channels, which accounted for approximately 80% of the 2018 lease and loan new origination fundings, involve: (1) establishing relationships with independent equipment dealers; (2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and (3) establishing relationships with independent brokers who identify opportunities for us. Our broker network accounted for 25% of the indirect channel’s 2018 lease and loan new origination volume. Our direct origination channel accounted for approximately 20% of the 2018 lease and loan new origination volume.

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

Portfolio Diversification. As of December 31, 2018, no single small business customer accounted for more than 0.10% of our portfolio balance and leases from our largest origination partner accounted for only 2.35% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (13%), Texas (12%) and Florida (10%).

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

Access to Multiple Funding Sources. We have established and maintained diversified funding sources, with our wholly-owned subsidiary, MBB. MBB is currently our primary funding source through the issuance of fixed and variable rate FDIC-insured deposits raised nationally through direct platforms, listing services, and through various deposit brokers. We believe that our proven ability to access funding consistently at competitive rates through various economic cycles provides us with the liquidity necessary to manage our business. (See Liquidity and Capital Resources in Item 7).

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

Indirect Channels. Our indirect sales origination channels, which account for approximately 86% of the active lease contracts in our portfolio, involve:

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

•

Brokers. Our broker channels account for approximately 14% of the active lease contracts in our portfolio and consist of our relationships with lease brokers and certain equipment dealers who refer small business customer transactions to us for a fee or sell us leases that they originated with small business customers. We conduct our own independent credit analysis on each small business customer in a broker lease transaction. We have written agreements with most of our broker origination partners whereby they provide us with certain representations and warranties about the underlying lease transaction. The origination partners in our broker channels generate leases that are similar to those generated by our direct channels.

•

Direct Channel. This channel focuses primarily on soliciting our existing portfolio of approximately 80,000 small business customers for additional equipment leasing or working capital opportunities. We view our existing small business customers as an excellent source for additional business for various reasons, including (i) retained credit information; (ii) payment history; and (iii) a demonstrated propensity to finance their equipment.

Product Offerings

Equipment Leases. The types of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. Our leases provide for non-cancelable rental payments due during the initial lease term. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 72 months. At December 31, 2018, the average original term of the leases in our portfolio was approximately 48 months, and we had personal guarantees on approximately 30% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring small business customers to, among other things:

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

Property Insurance on Leased Equipment. Our lease agreements specifically require customers to obtain all-risk property insurance in an amount sufficient to cover the value of the equipment and to designate us as the loss payee on the policy. If the customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as the loss payee under that policy. At December 31, 2018, approximately 52% of our small business customers insured the equipment under their existing policies. For the others, we have a master property insurance policy underwritten by a third-party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the value of the equipment.

In May 2000, we established AssuranceOne, our Bermuda-based, wholly-owned captive insurance subsidiary which enables us to reinsure the property insurance coverage for the equipment financed by MLC and MBB for our small business customers. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less claims, premium tax and a ceding fee based on a percentage of annual net premiums written. The reinsurance contract is scheduled to expire in September 2023. On January 27, 2010, pursuant to an application filed with the Bermuda Monetary Authority, AssuranceOne changed from a Class 1 insurer to a Class 3 insurer under the Bermuda Insurance Act of 1978, as amended. As a Class 3 insurer, AssuranceOne is permitted to collect up to 50% of its premiums in connection with insurance coverage on equipment unrelated to the Company, meaning that, through AssuranceOne, we may offer an insurance product to cover equipment not otherwise financed through the Company.

Working Capital Loans. During the first quarter of 2015, the Company launched Funding Stream, a flexible loan program of MBB. The success of this program and the growing demand by small businesses for convenient working capital solutions prompted the Company to update the name of this program to Working Capital Loans in 2018, while maintaining its commitment to a convenient, hassle-free alternative to traditional lenders and access to capital to help companies grow their businesses. Generally, these loans range from $5,000 to $150,000, have 6 to 24 month terms, and have automated daily or weekly payback. Business owners can apply online, in ten minutes or less, on MarlinCapitalSolutions.com. Approved borrowers can receive funds in as little as two days.

Portfolio Overview

At December 31, 2018, we had approximately 94,000 active Equipment Finance leases and loans in our portfolio, representing a period ending net investment in Equipment Finance lease and loans, excluding the allowance for credit losses, of $980.0 million. With respect to our portfolio at December 31, 2018:

•	the average original Equipment Finance lease and loan transaction was approximately $16,000, with an average remaining balance of approximately $12,000;

•	the average original Equipment Finance lease and loan term was approximately 48 months;

•

our active Equipment Finance lease and loans were spread among approximately 80,000 different small business customers, with the largest single small business customer accounting for only 0.10% of the aggregate Equipment Finance minimum lease and loan payments receivable;

•	over 76.0% of the aggregate minimum Equipment Finance lease and loan payments receivable were with small business customers who had been in business for more than five years;

•

the portfolio was spread among 12,673 origination partners, with the largest source accounting for only 2.35% of the aggregate Equipment Finance minimum lease and loan payments receivable, and our 10 largest origination partners accounting for only 12.3% of the aggregate Equipment Finance minimum lease and loan payments receivable;

•

there were over 100 different equipment categories financed, with the largest categories set forth as follows, as a percentage of the December 31, 2018 aggregate Equipment Finance minimum lease and loan payments receivable:

Equipment Category	Percentage
Copiers	18.81%
Commercial & Industrial	8.56%
Titled V-Commercial	5.43%
Restaurant	5.12%
Medical	3.93%
Auto Equipment	2.65%
VOIP	2.38%
Intangible	2.34%
Titled V-Trailers	2.13%
Titled V-Other	2.10%
Office Furniture	1.96%
All others (none more than 1.96%)	44.59%

•

we had leases outstanding with small business customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2018 aggregate minimum lease payments receivable:

State	Percentage
California	12.45%
Texas	12.27%
Florida	9.94%
New York	6.66%
New Jersey	4.54%
Pennsylvania	3.85%
Georgia	3.64%
Illinois	3.38%
North Carolina	3.25%
Maryland	2.51%
Massachusetts	2.45%
Ohio	2.29%
All others (none more than 2.29%)	32.77%

As of December 31, 2018, the Company had approximately 1,200 Working Capital Loans with a book value of $ 36.9 million on the balance sheet. Approximately 45% of our Working Capital Loan customers renew or take additional capital.

Information Management

A critical element of our business operations is our ability to collect detailed information on our origination partners and small business customers at all stages of a financing transaction and to manage that information effectively so that it can be used across all aspects of our business. Our information management system integrates a number of technologies to optimize our sales origination, credit, collection and account servicing functions. Applications used across our business include:

•

a customer relationship management system that: (1) summarizes vital information on our prospects, origination partners, competitors and small business customers compiled from third-party data, trade associations, manufacturers, transaction information and data collected through the sales solicitation process; and (2) produces detailed reports using a variety of attributes to evaluate the performance and effectiveness of our sales process and customer interactions;

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

•

integrated imaging technology that enables our employees to retrieve at their desktops all documents evidencing a lease transaction, thereby further improving our operating efficiencies and service levels;

•	an integrated voice response unit that enables our small business customers the opportunity to quickly and efficiently obtain certain information from us about their accounts; and

•	web-based digital platforms for our partner and customer community that provides several capabilities including:

•	application entry and tracking;

•	real-time notification for application approvals;

•	portfolio management;

•	on-line retrieval of documents;

•	operational metrics; and

•	payment history, invoice presentment and bill payment.

•	eLink – An integration platform that gives partners the ability to integrate financing options directly into their ecommerce sales platform.

Our technology platform is industry standard and fully scalable to support future growth. We use state of the art technology solutions for off-site data replication, backup and recovery.

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Credit analysts are located in our New Jersey corporate office, Riverside, California and at MBB’s office in Salt Lake City, Utah. At December 31, 2018 we had a total of 21 credit analysts and managers with an average of approximately 17 years of experience. Each credit analyst’s performance is measured monthly against a discrete set of performance variables, including decision turnaround time, performance metrics and adherence to our underwriting policies and procedures.

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

Qualification and Ongoing Review of Origination Partners. Each origination partner is reviewed and qualified by the credit analyst. The origination partner’s credit information is reviewed as part of the qualification process. Over time, our database has captured credit profiles on thousands of origination partners. We regularly track all applications and lease and loan originations by source, assessing whether the origination partner has a high application decline rate and analyzing the portfolio performance of the leases and loans originated through that source. Each origination partner is reviewed on a regular basis using portfolio performance statistics as well as any other information noted in the source’s file. We will place an origination partner on watch status if its portfolio performance statistics are consistently below our expectations. If the origination partner’s statistics do not improve in a timely manner, we often stop accepting applications from that origination partner. Some of our business is originated directly with the end user, therefore there is no origination partner involved.

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

In some instances, after a lease is approved, a phone verification with the small business customer is performed by us prior to funding the transaction. The purpose of this call is to review the terms and conditions of the lease contract, confirm the customer’s satisfaction with the equipment and obtain additional billing information. We will delay paying the origination partner for the equipment if the contract management specialist uncovers any material issues during the phone verification.

Since mid-2009, we have been using proprietary, customized acquisition scorecards for use in our credit decisioning process based on our database of historical information. The scorecards are tested and validated on an ongoing basis by credit and non-credit subject matter experts both inside and outside the organization. The scorecards’ key attributes and mathematical computations are periodically modified. The scorecards enable us to increase efficiencies and consistency in the credit decisioning process. In 2018, approximately 51% of new credit applications were auto-decisioned using Marlin’s scorecards.

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

Collection Process

Our centralized collections department is structured to collect delinquent accounts, open fees, renewal payments and recover post-default dollars to offset losses incurred. This process features a blend of proven methods:

•	a delinquency bucket approach is in use, in which certain collectors are assigned to accounts based on their delinquency status;

•	1 to 30 day accounts are pooled together and called by a team of collectors using a predictive dialer;

•	31+ accounts are assigned to collectors within the respective delinquency bucket such as 31-60, 61-90 or 91-120 (prior to charge-off);

•	during collection calls, the collectors also attempt to collect open late fees, delinquent property taxes, and all other miscellaneous fees; and

•

collectors are compensated for commission purposes on a team basis, but they are also evaluated individually using various metrics which include call volumes, payments taken, messages, promises to pay and customer centric measurements.

Initial outbound phone contact is generally made when a lease becomes 10 days past its due date. A predictive dialer is used to create outbound call campaigns based on delinquency.

Delinquency notices are sent at 10, 30, 60 and 90-day delinquency stages. Generally, the notices are in paper form, but the collectors also use e-mails to communicate with delinquent lessees. In addition, and as needed, collectors will also generate ad-hoc notices to those most at-risk customers to communicate the seriousness of the delinquency. During the late stage efforts, late charges are assessed and legal options explored, including but not limited to acceleration of the entire lease balance, litigation and repossession.

Generally, after an account becomes 120 days or more past-due it is charged-off from the servicing system. Those charged-off accounts are then referred to our internal legal or recovery teams. These teams may initiate legal action against the end-user customer and any personal guarantor if warranted. The accounts may also be referred to an external collection agency or law firm for action to offset the losses taken from charge-off.

All collection related activity and notes are directly input into the servicing system to record and memorialize conversations and action plans with customers.

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

Capital Adequacy. The Company and MBB operate under the Basel III capital adequacy standards adopted by the federal bank regulatory agencies effective on January 1, 2015. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). The requirements include a 6% minimum Tier 1 risk-based ratio (8% to be considered well-capitalized). Tier 1 Capital consists of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles. The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for credit losses on loans and leases, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities. At December 31, 2018, the Company’s Tier 1 Capital and total capital ratios were 17.50% and 18.76%, respectively.

The capital standards require a minimum Tier 1 leverage ratio of 4%. The capital requirements also now require a new common equity Tier 1 risk-based capital ratio with a required minimum of 4.5% (6.5% to be considered well-capitalized). The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. MBB is subject to similar capital standards. At December 31, 2018, the Company’s leverage and common equity ratios were 16.38% and 17.50%, respectively.

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

On July 2, 2013, the Federal Reserve Board approved a final rule to help ensure banking organizations maintain strong capital positions that will enable them to continue lending to creditworthy households and businesses even after unforeseen losses and during severe economic downturns. The final rule minimizes the burden on smaller, less complex financial institutions. It establishes an integrated regulatory capital framework that addresses shortcomings in capital requirements, particularly for larger, internationally active banking organizations, that became apparent during the recent financial crisis. The Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street

Reform and Consumer Protection Act (the “Dodd-Frank Act”) were implemented in the United States, and were effective January 1, 2014 and phased in over a multiple-year period, becoming fully effective on January 1, 2019.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. MBB’s Tier 1 Capital balance was $139.0 million at December 31, 2018, resulting in a Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and a total risk-based capital ratio of 15.55%, 15.99%, 15.99% and 17.24%, respectively, which exceeded the regulatory requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 17.24% at December 31, 2018 exceeded the threshold for well-capitalized status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

On July 21, 2010, President Barack Obama signed the Dodd-Frank Act into law, which, in part, (1) required the FDIC to increase reserves for the Deposit Insurance Fund (the “DIF”) against future losses which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets greater than $10 billion and (2) permanently raised the standard maximum deposit insurance amount to $250,000. To bolster the DIF, the Dodd-Frank Act provides for a new minimum reserve ratio of not less than 1.35% of estimated insured deposits and requires that the FDIC take steps necessary to attain this 1.35% ratio by September 30, 2020. The FDIC is required by law to offset the effect on institutions with less than $10 billion in total consolidated assets of increasing the reserve ratio from 1.15% to 1.35%. When the reserve ratio is at or above 1.38 percent, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment. If the reserve ratio exceeds 1.5 percent, the FDIC must dividend to DIF members the amount above the amount necessary to maintain the DIF at 1.5 percent, but the FDIC Board of Directors may, in its sole discretion, suspend or limit the declaration of payment of dividends. In April 2016, the Board of Directors of the FDIC approved a final rule that amends the way small banks are assessed for deposit insurance, affecting banks with less than $10 billion in assets that have been FDIC insured for at least five years. Changes in the rules include a revised methodology that the FDIC uses to determine risk-based assessments to better reflect risks and assign insurance assessments based on those risks. This final rule was implemented starting in the third quarter of 2016. These changes took effect at the same time rates were reduced for small banks due to hitting the 1.15 percent ratio.

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

Our principal competitors in the small-ticket equipment leasing market are independent finance companies, local and regional banks and, to a lesser extent, in the case of our national accounts channels, national providers of equipment lease financing, some of which are national banks with leasing divisions. Many of our national competitors are substantially larger than we are and generally focus on larger ticket transactions and in some cases international programs. We compete on the quality of service we provide to our origination partners and small business customers. With the introduction of our Working Capital Loans, we also compete with FinTech lenders. We have encountered and will continue to encounter significant competition.

Employees

As of December 31, 2018, we employed 341 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

Available Information

We are a Pennsylvania corporation with our principal executive offices located at 300 Fellowship Road, Mount Laurel, NJ 08054. Our telephone number is (888) 479-9111 and our website address is www.marlincapitalsolutions.com. We make available free of charge through the investor relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.

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

If we cannot obtain deposits or financing, we may be unable to fund our operations. Our business requires a substantial amount of cash to operate. Our cash requirements will increase as our lease and loan originations increase. We obtain a substantial amount of the cash required for operations through a variety of external funding sources, such as deposits raised by MBB, long-term note securitizations and capital markets activities including sales and syndications of leases and loans. A failure to access the deposits market or to add new funding facilities could affect our ability to fund and originate new leases and loans.

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

We rely on information provided by our customers and vendors. If the information that we rely upon is not accurate, or if it was provided with fraudulent or malicious intent, we may not make appropriate credit decisions and our financial position, operating results and reputation may be negatively impacted. Customer and vendor fraud have always been risks inherent to the Equipment Finance business We have taken measures to detect and reduce the risk of fraud, including the implementation of new antifraud tools, increased vendor surveillance staff and enhancements to procedures, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud. If we experience increases in fraudulent activity, or if our anti-fraud measures are not effective, we could experience an increase in the level of our fraud charge-offs, adversely affecting the results of operations. This could also lead to increased regulatory scrutiny, which could adversely affect our brand and reputation. These impacts, as well as the implementation of any necessary measures to reduce fraud risk could increase our costs and adversely impact our results of operations.

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

If we are unable to effectively execute our business strategy, we may suffer material operating losses. Our financial position, liquidity and results of operations depend on management’s ability to execute our business strategy and navigate through changing economic environments. Key factors involved in the execution of this strategy include achieving the desired volume of leases and loans of suitable yield and credit quality, effectively managing those leases and loans and obtaining appropriate funding. Accomplishing such a result on a cost-effective basis is largely a function of our marketing capabilities, our management of the leasing process, our credit underwriting guidelines, our ability to provide competent, attentive and efficient servicing to our origination partners and our small business customers, our ability to execute effective credit risk management and collection techniques, our access to financing sources on acceptable terms and our ability to attract and retain high quality employees in all areas of our business. Failure to manage effectively these and other factors related to our business strategy and our overall operations may cause us to suffer material operating losses.

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

If we cannot maintain our relationships with origination partners and our existing customers, and if we cannot successfully integrate and grow our recent acquisitions, our ability to generate lease and loan transactions and related revenues may be significantly impeded. We have formed relationships with thousands of origination partners, comprised primarily of independent equipment dealers. We rely on these relationships to generate lease and loan applications and originations. Most of these relationships are not formalized in written agreements and those that are formalized by written agreements are typically terminable at will. Our typical relationship does not commit the origination partner to provide a minimum number of lease and loan transactions to us nor does it require the origination partner to direct all of its lease and loan transactions to us. The decision by a significant number of our origination partners to refer their leasing transactions to another company could impede our ability to generate lease and loan transactions and related revenues.

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

Future sales of our common stock by a certain large shareholder could adversely affect the market price of our common stock. A substantial number of shares of our common stock could be sold into the public market pursuant to a shelf registration statement on Form S-3 (No. 333-128329) that became effective on December 19, 2005. As of December 31, 2018, this large shareholder owned 2,976,925 shares of our common stock. The sale of all or a portion of these shares into the public market, or the perception that such a sale could occur, could adversely affect the market price of our common stock.

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

At December 31, 2018, we operated from seven leased facilities including our executive office facility, branch offices and the headquarters of MBB. Our Mount Laurel, New Jersey executive offices are housed in a leased facility of approximately 50,000 square feet under a lease that expires in May 2020. In addition, we have a regional office in Johns Creek, Georgia (a suburb of Atlanta), whose lease expires in February 2019 and will not be renewed. The headquarters of MBB in Salt Lake City, Utah is 4,399 square feet and the lease expires in December 2020. We also lease office space in Philadelphia, Pennsylvania; Portsmouth, New Hampshire; Highlands Ranch, Colorado; and Riverside, California.

In January 2019, the Company extended its lease agreement on its executive offices in Mount Laurel, New Jersey. The original expiration date of May 2020 was extended to May 2032, with an expected obligation of approximately $0.9 million per year. Concurrently, the Company also entered into a lease agreement for an additional 9,700 square feet at the same location. The original expiration date of May 2020 was extended to May 2032, with an expected obligation of approximately $0.2 million per year (See Note 21 – Events Subsequent to Year-End, in the accompanying Notes to Consolidated Financial Statements.)

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

Dividend Policy

On November 1, 2018, Marlin Business Services Corp. declared its twenty-ninth regular quarterly dividend. The dividend of $0.14 per share of common stock was paid on November 23, 2018 to holders of our common stock as of November 12, 2018.

In addition to the Company’s regular quarterly dividend, the Company’s Board of Directors declared a special cash dividend of $2.00 per share in 2013 and 2015.

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

Number of Record Holders

There were 220 holders of record of our common stock at February 26, 2018. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

The number of shares of common stock repurchased by the Company under the 2017 Repurchase Plan during the fourth quarter of 2018 and the average price paid per share is as follows:

Time Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	—	$—	$6,539,126
November 1, 2018 to November 30, 2018	—	$—	$6,539,126
December 1, 2018 to December 31, 2018	35,338	$22.29	$5,751,273

Total for the quarter ended December 31, 2018	35,338	$22.29	$5,751,273

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, the “Equity Plans”), participants may have shares withheld to cover income taxes. There were 859 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during the three-month period ended December 31, 2018, at an average cost of $25.55 per share.

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the SNL Specialty Lender Index for the period commencing on December 31, 2013 and ending on December 31, 2018. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2013 in each of the following: the Company’s common stock, the Russell 2000 Index and the SNL Specialty Lender Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

Total Return Performance

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Marlin Business Services Corp.	100.00	83.39	76.35	102.90	112.87	114.83
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
SNL Specialty Lender Index	100.00	100.22	82.00	92.67	110.42	93.71

Source: S&P Global Market Intelligence

© 2019

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years ended December 31, 2018 has been derived from the consolidated financial statements. The selected financial data should be read together with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per-share data)
Statement of Operations Data:
Interest and fee income	$112,868	$102,319	$90,252	$81,953	$81,684
Interest expense	17,414	11,180	7,778	5,696	4,965

Net interest and fee income	95,454	91,139	82,474	76,257	76,719
Provision for credit losses	19,522	18,394	12,414	9,995	9,116

Net interest and fee income after provision for credit losses	75,932	72,745	70,060	66,262	67,603
Non-Interest Income	21,434	16,732	9,758	7,809	7,077
Non-interest expense:

Salaries and benefits	39,750	37,569	31,912	31,174	26,628
General and administrative	24,915	28,272	19,523	17,451	15,606
Financing related costs	—	—	85	218	1,174

Non-interest expense	64,665	65,841	51,520	48,843	43,408

Income before income taxes	32,701	23,636	28,298	25,228	31,272
Income tax expense (benefit)	7,721	(1,656)	11,019	9,262	11,922

Net income	$24,980	$25,292	$17,279	$15,966	$19,350

Basic earnings per share	$2.01	$2.02	$1.38	$1.25	$1.50
Diluted earnings per share	$2.00	$2.01	$1.38	$1.25	$1.49
Cash dividends declared per share	$0.56	$0.56	$0.56	$2.53	$0.47

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per-share data)
Operating Data:
Total number of finance receivables originated	33,105	32,189	27,583	25,307	24,228
Total finance receivables originated	$704,894	$629,445	$504,282	$381,071	$334,835
Average total finance receivables(1)	$944,588	$846,743	$720,060	$636,790	$602,923
Weighted average interest rate (implicit) on new finance receivables originated(2)	12.45%	11.98%	11.67%	11.13%	11.14%
Interest income as a percent of average total finance receivables(1)	10.27%	10.33%	10.38%	10.47%	11.07%
Interest expense as percent of average interest-bearing liabilities	2.02%	1.43%	1.20%	1.02%	0.93%

Portfolio Asset Quality Data:
Total finance receivables, end of period(1)	$996,383	$911,242	$793,285	$679,738	$627,922
Delinquencies greater than 60 days past due(3)	0.65%	0.55%	0.46%	0.41%	0.51%
Allowance for credit losses	$16,100	$14,851	$10,937	$8,413	$8,537
Allowance for credit losses to total finance receivables, end of period(1)	1.62%	1.63%	1.38%	1.24%	1.36%
Charge-offs, net	$18,273	$14,480	$9,890	$10,119	$9,046
Ratio of net charge-offs to average total finance receivables(1)	1.93%	1.71%	1.37%	1.59%	1.50%

Operating Ratios:
Efficiency ratio(4)	55.32%	61.04%	55.77%	57.84%	50.40%
Return on average total assets	2.29%	2.59%	2.08%	2.11%	2.64%
Return on average stockholders’ equity	13.27%	15.38%	11.15%	9.49%	11.47%

Balance Sheet Data:
Cash and cash equivalents	$97,156	$67,146	$61,757	$60,129	$110,656
Restricted interest-earning deposits with banks	$14,045	$—	$—	$216	$711
Net investment in leases and loans	$1,000,740	$914,420	$796,717	$682,432	$629,507
Total assets	$1,167,046	$1,040,160	$892,158	$772,984	$758,449
Deposits	$755,776	$809,315	$697,357	$587,940	$550,119
Long-term borrowings	$150,055	$—	$—	$—	$—
Total liabilities	$968,535	$860,511	$729,869	$622,846	$584,485
Total stockholders’ equity	$198,511	$179,649	$162,289	$150,138	$173,964

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

Overview

Founded in 1997, we are a nationwide provider of credit products and services to small and mid-sized businesses. The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment (including Commercial Vehicle Group (“CVG”) assets) and working capital loans. We access our end user customers primarily through origination sources consisting of independent commercial equipment dealers, various national account programs, through direct solicitation of our end user customers and through relationships with select lease and loan brokers. We use both a telephonic direct sales model and, for strategic larger accounts, outside sales executives to market to our origination sources and end user customers. Through these origination sources, we are able to cost-effectively access end user customers while also helping our origination sources obtain financing for their customers.

Our leases are fixed-rate transactions with terms generally ranging from 36 to 72 months. At December 31, 2018, our lease portfolio consisted of approximately 94,000 accounts, excluding Working Capital Loans, with an average original term of 48 months and average original transaction size of approximately $16,000.

MBB offers a flexible loan program called Working Capital Loans. Working Capital Loans is tailored to the small business market to provide customers access to capital to help grow their businesses. As of December 31, 2018, the Company had approximately $ 36.9 million, not including the allowance for credit losses allocated to loans of $1.5 million, of small business loans on the balance sheet. Generally, these loans range from $5,000 to $150,000, have flexible 6 to 24 month terms, and have automated daily and weekly payback.

At December 31, 2018, we have $1,167.0 million in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $1,000.7 million at December 31, 2018.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the year ended December 31, 2018, our net credit losses were 1.93% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under generally accepted accounting principles in the United States (“U.S. GAAP”) as direct financing leases, and we recognize interest income over the term of the lease. Our net investment in direct finance leases is included in our consolidated financial statements in “net investment in leases and loans.” Net investment in direct financing leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 60% of our lease portfolio at December 31, 2018 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed-rate FDIC-insured deposits, and money market demand accounts raised nationally by MBB, as well as, from time to time, fixed-rate asset backed securitization transactions.

Since its opening in 2008, MBB has served as a funding source for a portion of the Company’s new originations through the issuance of FDIC-insured deposits. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. As of December 31, 2018, total MBB deposits were $755.8 million compared to $809.3 million at December 31, 2017. We had $151.2 million of outstanding secured borrowings as of December 31, 2018 and none as of December 31, 2017. In the future MBB may elect to offer other products and services to the Company’s customer base.

Fixed rate leases may be financed with variable-rate funding sources, therefore, our earnings may be exposed to interest rate risk should interest rates rise. We generally benefit in times of falling and low interest rates.

From time to time we use derivative financial instruments to manage exposure to the effects of changes in market interest rates and to fulfill certain covenants in our borrowing arrangements. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as either assets or liabilities. The Company was not a party to any active derivatives at December 31, 2018.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. Consequently, we recorded a decrease related to deferred tax assets and deferred tax liabilities of $4.5 million and $14.7 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $10.2 million for the year ended December 31, 2017. Additional information is provided in Note 15, Income Taxes in the accompanying Notes to Consolidated Financial Statements.

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

During the year ended December 31, 2018, the Company purchased 83,305 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $ $25.83 per share and did not purchase any shares of its common stock under the 2014 Repurchase Plan. During the year ended December 31, 2017, the Company purchased 87,210 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $ $24.05 per share and 58,914 shares of its common stock under the 2014 Repurchase Plan at an average cost of $ $25.09 per share. As of December 31, 2018, the maximum approximate dollar value of shares that may yet be purchased under the 2017 Stock Repurchase Plan is approximately $5.8 million.

In addition to the repurchases described above, pursuant to the Equity Plans, participants may have shares withheld to cover income taxes. There were 28,605 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Equity Plan during the year ended December 31, 2018, at an average cost of $26.50 per share.

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

Allowance for credit losses. In accordance with the Contingencies Topic of the Financial Accounting Standards Board (the “FASB”) ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. We identify portfolio segments, which represent the level at which we develop and document a systematic methodology to determine the allowance for credit losses. As of December 31, 2018, we have identified four segments, which consist of equipment lease and loan, Working Capital Loans, CVG, and Community Reinvestment Act (“CRA”) loans, of which all methodologies are evaluated on a pooled basis, due to their composition of similar accounts with similar general credit risk characteristics, diversified among industry, geography, equipment type (if applicable), obligor and vendor (if applicable). The Company has determined there to be one class of financing receivable within each portfolio segment as finance receivables of each segment contain the same initial measurement attributes, risk characteristics, and has the same method for monitoring and assessing credit risk within the segment.

Each segment generally considers both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors for the equipment lease and loan segment include a migration analysis stratified by industry classification, historic delinquencies and charge-offs, and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. A loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of loss, is applied to the migration results to develop an estimate of losses inherent in the portfolio at the reporting period. Quantitative factors for the CVG and Working Capital Loans segments include establishing a loss curve based on historical analysis of net charge-offs. The loss curve technique is used to estimate the likelihood and timing of when an account will charge-off relative to the month in which it was funded. An LEP is applied to the loss curve results to develop an estimate of losses inherent in the portfolio at the reporting period. The CVG and Working Capital Loan segments utilize different assumptions for the historical charge-offs and loss emergence which is based on analysis specific to each segment. The CRA loan segment quantitative factor includes the analysis of historical losses that are used in conjunction with an LEP to develop a quantitative allowance for credit losses. As part of all of our quantitative analyses for each segment we may also consider specifically identified pools of equipment leases or loans separately from the quantitative analysis, whenever certain identified pools are not expected to perform consistently with their credit characteristics or the portfolio segment as a whole. These lease and loan pools may be analyzed for impairment separately quantitative analysis and a specific reserve established.

Qualitative factors that may result in further adjustments to the quantitative analyses include items such as changes in the composition of our lease and loan portfolio segments (including geography, industry, equipment type and vendor source), seasonality, economic or business conditions and other external factors, business practices or policies at the reporting date that are different from the periods used in the quantitative analyses and changes in experience and ability of leasing and lending management and other relevant staff. The total net adjustments due to all qualitative factors decreased the allowance for credit losses by approximately $0.5 and $0.3 million at December 31, 2018 and December 31, 2017, respectively.

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

The periods subject to general examination for the Company’s federal return include the 2015 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for years 2015 through the present are subject to examination.

The Company records penalties and accrued interest related to taxes in income tax expense. Uncertain tax positions are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on merits of the position. The Company records penalties and accrued interest related to taxes in income tax expense. Uncertain tax positions are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on merits of the position. As of December 31, 2018 and 2017, there are no unrecognized tax benefits, and we did not have any accrued interest and penalties.

Other Income. Other income includes various administrative transaction fees, insurance policy fees, fees received from referral of leases to third parties, and gain on sale of leases and servicing fees, recognized as earned. Effective third quarter 2016, on a prospective basis, the insurance policy fees are recognized in the Consolidated Statements of Operations in “Other income” and for all previous annual and interim periods are recorded net in “Insurance premiums written and earned.” Selected major components of other income for the year ended December 31, 2018 included $0.8 million of referral income, $2.1 million of insurance policy fees, and $9.0 million gain on the sale of leases and servicing fee income. Selected major components of other income for the year ended December 31, 2017 included $2.5 million of referral income, $1.8 million of insurance policy fees, and $3.7 million gain on the sale of leases and servicing fee income. Selected major components of other income for the year ended December 31, 2016 included $0.5 million of referral income, $0.8 million of insurance policy fees, and $0.7 million gain on the sale of leases and servicing fee income.

Insurance Premiums Written and Earned. Insurance premiums written and earned are recognized over the term of the policy, which is month to month. Since the policy’s premiums are recognized month to month, there is no unearned premium on the Consolidated Balance Sheets as these are fully recognized through the Consolidated Statements of Operations in the month written. For all annual and interim periods, second quarter 2016 and prior, income and expense related to insurance premiums written and earned, insurance policy fees, deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses is recorded within the “Insurance premiums written and earned” line on the Consolidated Statement of Operations. Effective third quarter 2016, on a prospective basis, only insurance premium written and earned was recorded to that line. Effective third quarter 2016, on a prospective basis, insurance policy fees were recorded to “Other income” and deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses were recorded in “General and administrative” expense. For the years ended December 31, 2018, 2017, and 2016, insurance premiums written and earned were $8.1 million, $7.2 million, and $6.4 million respectively.

Insurance Program Deferred Acquisition Costs. Deferred acquisitions costs represent the fees paid to a third-party insurance company. Effective third quarter 2016, on a prospective basis, the costs are recognized on the Consolidated Statements of Operations in “General and administrative” expense and for all previous interim and annual periods are recognized net in “Insurance premiums written and earned.” For each of the years ended December 31, 2018, 2017, and 2016, the Company recognized deferred acquisition costs and premium taxes of $0.9 million, $0.9 million, and $0.7 million, respectively. Since the policy’s premiums are recognized on a month to month basis, there is no deferred acquisition costs on the Consolidated Balance Sheet as these are fully recognized through the Consolidated Statements of Operations in the month written.

Provision for Unpaid Losses and Loss Adjustment Expenses. The Company records a provision for insurance losses and loss adjustment expenses. Effective third quarter 2016, on a prospective basis, the expense was recorded in “General and administrative” expense on the Consolidated Statements of Operations and for all previous annual and interim periods is recorded net in “Insurance premiums written and earned.” The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported (“IBNR”). These estimates are continually reviewed and are subject to the impact of future changes in such factors as claim severity and frequency. Loss and loss expenses are paid when advised by the third-party insurance company. Outstanding losses comprise estimates of the amount of reported losses and loss expenses received from the third-party insurance company plus a provision for losses IBNR. IBNR is determined with the assistance of a third-party actuary. For each of the years ended December 31, 2018, 2017, and 2016, the Company recognized provision for unpaid losses and loss adjustment expenses of $0.8 million, $0.8 million, and $0.6 million, respectively.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2018 and 2017

Net income. Net income of $25.0 million was reported for the year ended December 31, 2018, resulting in diluted earnings per share of $2.00, compared to net income of $25.3 million and diluted earnings per share of $2.01 for the year ended December 31, 2017. The comparable results are primarily due to an increase of $10.5 million in interest and fee income on a larger portfolio, an increase of $4.7 million in Non-Interest income and a decrease of $1.2 million in Non-Interest expense, offset by increased interest expense of $6.2 million primarily due to the impact on funding costs from the recent debt securitization and a net increase of $9.4 million in tax expense primarily due to the revaluation of deferred tax assets and liabilities in 2017 associated with the TCJA.

Return on average assets was 2.29% for the year ended December 31, 2018, compared to a return of 2.59% for the year ended December 31, 2017. Return on average equity was 13.27% for the year ended December 31, 2018, compared to a return of 15.38% for the year ended December 31, 2017.

Overall, our average net investment in total finance receivables for the year ended December 31, 2018 increased 11.6% to $944.6 million, compared to $846.7 million for the year ended December 31, 2017. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at December 31, 2018 was $1,000.7 million, an increase of 9.4% from $914.4 million at December 31, 2017.

During the year ended December 31, 2018, we generated 33,105 new leases and loans in the amount of $704.9 million, compared to 32,189 new leases and loans in the amount of $629.4 million originated for the year ended December 31, 2017. Approval rates increased from 56% at December 31, 2017 to 57% at December 31, 2018.

For the year ended December 31, 2018 compared to the year ended December 31, 2017, net interest and fee income increased $4.4 million, or 4.8%, primarily due to a $9.6 million increase in interest income and a $0.9 million increase in fee income offset by a $6.2 million increase in interest expense. The provision for credit losses increased $1.1 million, or 6.0%, to $19.5 million for the year ended December 31, 2018 from $18.4 million for the year ended December 31, 2017, due primarily to higher charge-offs attributed to growth in average finance receivables and 1.2 million in charge-offs during the fourth quarter due to fraudulent activity by a single vendor partner.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018			2017
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$77,141	$1,554	2.01%	$81,249	$646	0.80%
Time deposits	8,639	154	1.79	8,704	110	1.26
Restricted interest-earning deposits with banks	6,323	57	0.90	—	—	—
Securities available for sale	10,977	225	2.05	8,778	173	1.97
Net investment in leases(2)	880,547	82,361	9.35	806,677	77,084	9.56
Loans receivable(2)	64,041	12,674	19.79	40,066	9,442	23.57

Total interest-earning assets	1,047,668	97,025	9.26	945,474	87,455	9.25

Non-interest-earning assets:
Cash and due from banks	5,551			2,283
Intangible assets	2,826			729
Goodwill	2,727			705
Property and equipment, net	4,134			4,005
Property tax receivables	7,491			8,063
Other assets(3)	21,554			13,730

Total non-interest-earning assets	44,283			29,515

Total assets	$1,091,951			$974,989

Interest-bearing liabilities:
Certificate of Deposits(4)	$756,571	$13,999	1.85%	$732,772	$10,654	1.45%
Money Market Deposits(4)	29,068	598	2.06	44,954	526	1.17
Long-term borrowings(4)	75,180	2,817	3.75	—	—	—

Total interest-bearing liabilities	860,819	17,414	2.02	777,726	11,180	1.43

Non-interest-bearing liabilities:
Sales and property taxes payable	5,796			5,054
Accounts payable and accrued expenses	18,076			14,223
Net deferred income tax liability	19,049			13,534

Total non-interest-bearing liabilities	42,921			32,812

Total liabilities	903,740			810,538
Stockholders’ equity	188,211			164,451

Total liabilities and stockholders’ equity	$1,091,951			$974,989

Net interest income		$79,611			$76,275

Interest rate spread(5)			7.24%			7.82%
Net interest margin(6)			7.60%			8.07%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.71%			121.57%

(1)	Average balances were calculated using average daily balances.

(2)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(3)	Includes operating leases.
(4)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2018 Compared To Year Ended December 31, 2017
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(34)	$942	$908
Restricted interest-earning deposits with banks	57	—	57
Time Deposits	(1)	45	44
Securities available for sale	45	7	52
Net investment in leases	6,937	(1,660)	5,277
Loans receivable	4,936	(1,704)	3,232
Total interest income	9,464	106	9,570

Interest expense:
Certificate of Deposits	356	2,989	3,345
Money Market Deposits	(231)	303	72
Long-term borrowings	2,817	—	2,817
Total interest expense	1,296	4,938	6,234

Net interest income	$7,933	$(4,597)	$3,336

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Interest income	$97,025	$87,455
Fee income	15,843	14,864

Interest and fee income	112,868	102,319
Interest expense	17,414	11,180

Net interest and fee income	$95,454	$91,139

Average total finance receivables(1)	$944,588	$846,743

Percent of average total finance receivables:
Interest income	10.27%	10.33%
Fee income	1.68	1.76

Interest and fee income	11.95	12.09
Interest expense	1.84	1.32

Net interest and fee margin	10.11%	10.77%

(1)

Total finance receivables include net investment in direct financing leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $4.4 million, or 4.8%, to $95.5 million for the year ended December 31, 2018 from $91.1 million for the year ended December 31, 2017. The net interest and fee margin was 10.11% and 10.77% for the years ended December 31, 2018 and December 31, 2017, respectively.

Interest income, net of amortized initial direct costs and fees, increased $9.5 million, or 10.9%, to $97.0 million for the year ended December 31, 2018 from $87.5 million for the year ended December 31, 2017. The increase in interest income was principally due to a 11.6% increase in average total finance receivables, which increased $97.9 million to $944.6 million at December 31, 2018 from $846.7 million at December 31, 2017. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The weighted average implicit interest rate on new finance receivables increased 47 basis point to 12.45% for the year ended December 31, 2018, from 11.98% for the year ended December 31, 2017.

Fee income increased $0.9 million, or 6.0%, to $15.8 million for the year ended December 31, 2018 from $14.9 million for the year ended December 31, 2017. Fee income included approximately $3.7 million of net residual income for the year ended December 31, 2018 and $3.6 million for the year ended December 31, 2017.

Fee income also included approximately $9.3 million in late fee income for the year ended December 31, 2018, which increased 3.3%, compared to $9.0 million for the year ended December 31, 2017. The increase in late fee income was primarily due to the increase in average total finance receivables.

Fee income, as a percentage of average total finance receivables, decreased 8 basis points to 1.68% for the year ended December 31, 2018 from 1.76% for the year ended December 31, 2017. Late fees remained the largest component of fee income at 1.10% as a percentage of average total finance receivables for the year ended December 31, 2018, compared to 1.25% for the year ended December 31, 2017. As a percentage of average total finance receivables, net residual income was 0.44% for the year ended December 31, 2018, compared to 0.50% for the year ended December 31, 2017.

Interest expense increased $6.2 million to $17.4 million, or 2.02% as a percentage of average deposits, for the year ended December 31, 2018 from $11.2 million, or 1.43% as a percentage of average deposits, for the year ended December 31, 2017. The increase was almost equally due to increases in rate and average balance of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 52 basis points to 1.84% for the year ended December 31, 2018, from 1.32% for the year ended December 31, 2017. The average balance of deposits was $785.6 million and $777.7 million for the years ended December 31, 2018 and December 31, 2017, respectively.

For the year ended December 31, 2018, average term securitizations outstanding were $75.2 million at a weighted average coupon of 3.75%. There were no outstanding borrowings for the year ended December 31, 2017.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises time deposits through a variety of sources including: directly from customers, through the use of on-line listing services, and through the use of deposit brokers. At December 31, 2018, brokered certificates of deposit represented approximately 56.3% of total deposits, while approximately 40.4% of total deposits were obtained from direct channels, and 3.3% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.9 million to $8.1 million for the year ended December 31, 2018 from $7.2 million for the year ended December 31, 2017, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size

Other income. Other income increased $3.7 million to $13.3 million for the year ended December 31, 2018 from $9.6 million for the year ended December 31, 2017. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties, and gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the year ended December 31, 2018 included $0.8 million of referral income, $2.1 million of insurance policy fees, and $9.0 million gain on the sale of leases and servicing fee income. In comparison, selected major components of other income for the year ended December 31, 2017 included $2.5 million of referral income, $1.8 million of insurance policy fees, and $3.7 million gain on the sale of leases and servicing fee income. Gain on sale of leases and servicing fee income and referral fee income increases are due to the Company’s expanded capital markets activities and capabilities.

Salaries and benefits expense. Salaries and benefits expense increased $2.2 million, or 5.9%, to $39.8 million for the year ended December 31, 2018 from $37.6 million for the year ended December 31, 2017. The increase was primarily due to an increase in total personnel and increased compensation related to increased origination volume. Salaries and benefits expense, as a percentage of average total finance receivables, was 4.21% for the year ended December 31, 2018 compared with 4.44% for the year ended December 31, 2017. Total personnel was 341 at December 31, 2018 compared to 330 at December 31, 2017.

General and administrative expense. General and administrative expense decreased $3.4 million, or 12.0%, to $24.9 million for the year ended December 31, 2018 from $28.3 million for the year ended December 31, 2017. The decrease was primarily related to the provision for customer restitution recorded in 2017. General and administrative expense as a percentage of average total finance receivables was 2.64% for the year ended December 31, 2018, compared to 3.34% for the year ended December 31, 2017.

Selected major components of general and administrative expense for the year ended December 31, 2018 included $3.7 million of premises and occupancy expense, $1.7 million of audit and tax compliance expense, $3.8 million of data processing expense, $1.9 million of marketing expense, $1.1 million of FDIC insurance fees and $1.6 million of insurance related expenses. In comparison, selected major components of general and administrative expense for the year ended December 31, 2017 included $3.5 million of premises and occupancy expense, $1.6 million of audit and tax compliance expense, $3.3 million of data processing expense, $1.8 million of marketing expense, $1.2 million of FDIC insurance fees, and $0.7 million of insurance related expenses, as well as $4.0 million for customer restitution as further described in Note 11 – Commitments and Contingencies.

Financing related costs. Financing related costs primarily represent bank commitment fees paid to our financing sources on the unused portion of our loan facility. There were no financing related costs for the years ended December 31, 2018 and December 31, 2017.

Provision for credit losses. The provision for credit losses increased $1.1 million, or 6.0%, to $19.5 million for the year ended December 31, 2018 from $18.4 million for the year ended December 31, 2017. Lease portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular lease origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

The increase in our provision for credit losses resulted primarily from higher charge-offs due to growth in average finance receivables and $1.2 million in charge-offs during the fourth quarter due to fraudulent activity by a single vendor partner.

Net charge-offs were $18.3 million for the year ended December 31, 2018, compared to $14.5 million for the year ended December 31, 2017. The increase in charge-offs was primarily due to growth in average finance receivables and 1.2 million in charge-offs during the fourth quarter due to fraudulent activity by a single vendor partner. Net charge-offs as a percentage of average total finance receivables increased to 1.93% during the year ended December 31, 2018, from 1.71% for the year ended December 31, 2017. The allowance for credit losses was $16.1 million and $14.9 million at December 31, 2018 and December 31, 2017, respectively.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $7.7 million was recorded for the year ended December 31, 2018, compared to a benefit of $1.7 million for the year ended December 31, 2017. The increase was primarily due to the Company’s revaluation of its deferred tax assets and liabilities at the new federal corporate tax rate of 21% in 2017, resulting in a $12.7 million reduction in income tax expense and, to a lesser extent, excess tax benefits pertaining to share-based payment arrangements that were recognized in income tax expense instead of additional-paid-in-capital because of the January 1, 2017 adoption of ASU 2016-09. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 23.6% for the year ended December 31, 2018, compared to (7.0%) for the year ended December 31, 2017. The change in effective tax rate is primarily due to the TCJA enacted December 22, 2017.

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

	Year Ended December 31,
	2017			2016
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$81,249	$646	0.80%	$73,458	$185	0.25%
Time deposits	8,704	110	1.26	8,872	108	1.22
Restricted interest-earning deposits with banks	—	—		62		0.08
Securities available for sale	8,778	173	1.97	6,171	141	2.29
Net investment in leases(2)	806,677	77,084	9.56	703,423	69,699	9.91
Loans receivable(2)	40,066	9,442	23.57	16,637	4,576	27.51

Total interest-earning assets	945,474	87,455	9.25	808,623	74,709	9.24

Non-interest-earning assets:
Cash and due from banks	2,283			2,675
Intangible assets	729			—
Goodwill	705			—
Property and equipment, net	4,005			3,731
Property tax receivables	8,063			4,100
Other assets(3)	13,730			10,719

Total non-interest-earning assets	29,515			21,225

Total assets	$974,989			$829,848

Interest-bearing liabilities:
Certificate of Deposits(4)	$732,772	$10,654	1.45%	$595,148	$7,471	1.26%
Money Market Deposits(4)	44,954	526	1.17	52,253	307	0.59

Total interest-bearing liabilities	777,726	11,180	1.43	647,401	7,778	1.20

Non-interest-bearing liabilities:
Sales and property taxes payable	5,054			4,717
Accounts payable and accrued expenses	14,223			6,303
Net deferred income tax liability	13,534			16,478

Total non-interest-bearing liabilities	32,812			27,498

Total liabilities	810,538			674,899
Stockholders’ equity	164,451			154,949

Total liabilities and stockholders’ equity	$974,989			$829,848

Net interest income		$76,275			$66,931

Interest rate spread(5)			7.82%			8.03%
Net interest margin(6)			8.07%			8.28%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.57%			124.90%

(1)	Average balances were calculated using average daily balances.

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

Net interest and fee income increased $8.6 million, or 10.4%, to $91.1 million for the year ended December 31, 2017 from $82.5 million for the year ended December 31, 2016. The net interest and fee margin was 10.77% and 11.46% for the years ended December 31, 2017 and December 31,2016, respectively.

Interest income, net of amortized initial direct costs and fees, increased $12.8 million, or 17.1%, to $87.5 million for the year ended December 31,2017 from $74.7 million for the year ended December 31, 2016. The increase in interest income was principally due to a 17.6% increase in average total finance receivables, which increased $126.6 million to $846.7 million at December 31, 2017 from $720.1 million at December 31, 2016. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The weighted average implicit interest rate on new finance receivables increased 31 basis point to 11.98% for the year ended December 31, 2017, from 11.67% for the year ended December 31, 2016.

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

Salaries and benefits expense. Salaries and benefits expense increased $5.7 million, or 17.9%, to $37.6 million for the year ended December 31,2017 from $31.9 million for the year ended December 31, 2016. The increase was primarily due to an increase in total personnel and increased compensation related to increased origination volume. Salaries and benefits expense, as a percentage of average total finance receivables, was 4.44% for the year ended December 31, 2017 compared with 4.43% for the year ended December 31, 2016. Total personnel was 330 at December 31, 2017 compared to 318 at December 31, 2016.

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

Selected major components of general and administrative expense for the year ended December 31, 2017 included $3.5 million of premises and occupancy expense, $1.6 million of audit and tax compliance expense,$3.3 million of data processing expense, $1.8 million of marketing expense, $1.2 million of FDIC insurance fees, a $4.2 million estimated charge for restitution expense in connection with MBB’s regulatory examination preliminary findings (See Note 11, Commitments and Contingencies, in the accompanying Notes to Consolidated Financial Statements), and $1.6 million of insurance related expenses which were recognized net in “Insurance premiums written and earned” in prior quarters. In comparison, selected major components of general and administrative expense for the year ended December 31, 2016 included $3.3 million of premises and occupancy expense, $1.4 million of audit and tax compliance expense, $2.4 million of data processing expense, $1.9 million of marketing expense, $0.7 million of FDIC insurance fees, and $0.7 million of insurance related expenses which were recognized net in “Insurance premiums written and earned” in prior quarters.

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

Net charge-offs were $14.5 million for the year ended December 31, 2017, compared to $9.9 million for the year ended December 31, 2016. The increase in charge-offs was primarily due to a return to a more normalized credit environment and higher than expected charge-offs in the CVG channel and also partially due to an increase in portfolio size. Net charge-offs as a percentage of average total finance receivables increased to 1.71% during the year ended December 31, 2017, from 1.37% for the year ended December 31, 2016. The allowance for credit losses was $14.9 million and $10.9 million at December 31, 2017 and December 31, 2016, respectively.

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

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Average total finance receivables	$944,588	$846,743	$720,060
Salaries and benefits expense	39,750	37,569	31,912
General and administrative expense	24,915	28,272	19,523
Efficiency ratio (1)	55.32%	61.04%	55.77%
Percent of average total finance receivables:
Salaries and benefits	4.21%	4.44%	4.43%
General and administrative	2.64%	3.34%	2.71%

(1)	Represents expenses (salaries and benefits expense and general and administrative expense) divided by the sum of net interest and fee income, insurance income and other income.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have.

Finance Receivables and Asset Quality

Our net investment in leases and loans increased $86.3 million, or 9.4%, to $1,000.7 million at December 31, 2018, from $914.4 million at December 31, 2017. During 2018, we increased origination activity through continued development of our internal sales organization and our 2017 acquisition of Horizon Keystone Financial (“HKF”) and to a lesser extent, our 2018 acquisition of Fleet Financing Resources (“FFR”). A portion of the Company’s lease portfolio is generally assigned as collateral for borrowings as described below in Liquidity and Capital Resources in this Item 7.

The chart which follows provides our asset quality statistics for each of the five years ended December 31, 2018:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014

Allowance for credit losses, beginning of period	$14,851	$10,937	$8,413	$8,537	$8,467
Provision for credit losses	19,522	18,394	12,414	9,995	9,116
Charge-offs:
Commercial loans:
Working Capital Loans	(1,537)	(1,219)	(455)	(14)	—
CRA	—	—	—	—	—
Equipment Finance (1)	(18,149)	(14,343)	(11,893)	(12,439)	(11,463)
CVG	(907)	(1,154)	(39)	—	—

Total charge-offs	(20,593)	(16,716)	(12,387)	(12,453)	(11,463)

Recoveries:
Commercial loans:
Working Capital Loans	60	121	93	—	—
CRA	—	—	—	—	—
Equipment Finance (1)	2,199	2,066	2,404	2,334	2,417
CVG	61	49	—	—	—

Total recoveries	2,320	2,236	2,497	2,334	2,417

Net charge-offs	(18,273)	(14,480)	(9,890)	(10,119)	(9,046)

Allowance for credit losses, end of period	$16,100	$14,851	$10,937	$8,413	$8,537

Allowance to total loans (2)	1.62%	1.63%	1.38%	1.24%	1.36%
Net charge-offs to average loans(2)	1.93%	1.71%	1.37%	1.59%	1.50%

(1)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(2)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio each of the five years ended December 31, 2018:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans:
Commercial loans:
Working Capital Loans	$492	$118	$66	$—	$—
CRA	—	—	—	—	—
Equipment Finance (1)	3,529	3,023	2,176	1,677	1,742
CVG	191	42	—	—	—

Total non-accrual loans	$4,212	$3,183	$2,242	$1,677	$1,742

Accruing loans past due 90 days or more:
Commercial loans:
Working Capital Loans	$—	$—	$—	$—	$—
CRA	—	—	—	—	—
Equipment Finance (1)	—	—	—	—	—
CVG	—	—	—	—	—

Total accruing loans past 90 days or more	$—	$—	$—	$—	$—

(1)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.

Net investments in leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At December 31, 2018 and December 31, 2017, there were no finance receivables past due 90 days or more and still accruing.

Working Capital Loans are generally placed in non-accrual status when they are 30 days past due and charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management. There were no Working Capital Loans past due 30 days or more and still accruing.

Net charge-offs for the year ended December 31, 2018 were $18.3 million, or 1.93% of average total finance receivables, compared to $14.5 million, or 1.71% of average total finance receivables, for the year ended December 31, 2017. The increase in charge-offs was primarily due to growth in average total finance receivables and 1.2 million in charge-offs during the fourth quarter due to fraudulent activity by a single vendor partner.

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

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.65% at December 31, 2018, 0.55% at December 31, 2017 and 0.46% at December 31, 2016. Supplemental information regarding loss statistics and delinquencies is available on the investor relations section of Marlin’s website at www.marlincapitalsolutions.com.

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

Residual Performance

Our leases offer our end user customers the option to own the equipment at lease expiration. As of December 31, 2018, approximately 60% of our leases were one dollar purchase option leases, 39% were fair market value leases and less than 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of December 31, 2018, there were $27.6 million of residual assets retained on our Consolidated Balance Sheet, of which $23.6 million, or 85.4%, were related to copiers. As of December 31, 2017, there were $26.9 million of residual assets retained on our Consolidated Balance Sheet, of which $22.8 million, or 84.8%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2018 and 2017, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $3.7 million, $3.6 million and $4.1 million of net residual income for the years ended December 31, 2018, 2017 and 2016, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income, net of depreciation, totaled approximately $5.0 million, $4.7 million and $5.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

For the year ended December 31, 2018, the net loss on residual values disposed at end of term totaled $1.2 million compared to a net loss of $1.1 million and $0.8 million for the years ended December 31, 2017 and December 31, 2016, respectively. The primary driver of the changes was a shift in the mix of the amounts, types of disposition and age of equipment disposed at the end of the applicable lease term. Historically and currently, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the years ended December 31, 2018, 2017 and 2016, respectively.

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

We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of external funding sources for our operations:

•	FDIC-insured deposits issued by our wholly-owned subsidiary, MBB;

•	sales and syndications of leases and loans;

•	borrowings under various bank facilities;

•	financing of leases and loans in various warehouse facilities (all of which have been repaid in full); and

•	financing of leases through term note securitizations.

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

On January 13, 2009, Marlin Business Services Corp. became a bank holding company and is subject to the Bank Holding Company Act and supervised by the Federal Reserve Board and the Federal Reserve Bank of San Francisco. On September 15, 2010, the Federal Reserve Bank of San Francisco confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through our wholly-owned subsidiary, AssuranceOne.

On November 1, 2018, Marlin Business Services Corp. declared its twenty-ninth consecutive regular quarterly dividend. The dividend of $0.14 per share of common stock was paid on November 23, 2018 to holders of our common stock as of November 12, 2018.

In addition to the Company’s regular quarterly dividend, the Company’s Board of Directors declared a special cash dividend of $2.00 per share in 2013 and 2015.

On July 27, 2018, we completed a $201.7 million asset-backed term securitization which provided us with fixed-cost borrowing with the objective of diversifying our funding resources. This was a private offering made pursuant to Rule 144A and Reg S under the Securities Act of 1933, as amended, by Marlin Receivables 2018-1 LLC, a wholly owned subsidiary of Marlin Leasing Corporation. Standard & Poor’s Ratings Services, Inc. and Fitch Ratings Inc. rated the transaction, with the two senior classes receiving the agencies’ highest ratings. As with all our prior term note securitizations, it is recorded in long-term borrowings in the Consolidated Balance Sheets.

At December 31, 2018, we have approximately $25.0 million of available borrowing capacity in addition to available cash and cash equivalents of $97.2 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB and additional borrowing capacity under the Federal Reserve Discount Window.

Our debt to equity ratio was 4.56 to 1 at December 31, 2018 and 4.50 to 1 at December 31, 2017.

Net cash used in investing activities was $126.9 million for the year ended December 31, 2018, compared to net cash used in investing activities of $148.8 million for the year ended December 31, 2017 and $138.5 million for the year ended December 31, 2016. The increase in cash flows from investing activities from 2017 to 2018 is primarily due to an increase of $64.4 million of proceeds from sale of leases originated for investment and an increase of $50.1 million of principal collections on leases and loans due to higher average finance receivables, partially offset by $88.0 million more of purchases of equipment for direct financing lease contracts. The decrease in cash flows from investing activities from 2016 to 2017 is primarily due to $124.8 million more of purchases of equipment for direct financing lease contracts partially offset by $47.5 more of proceeds from sale of leases originated for investment and $67.2 million more of principal collections on leases and loans due to higher average finance receivables.

Net cash provided by financing activities was $86.6 million for the year ended December 31, 2018, compared to net cash provided by financing activities of $101.3 million for the year ended December 31, 2017 and net cash provided by financing activities of $102.5 million for the year ended December 31, 2016. The decrease in cash flows from financing activities from 2017 to 2018 is primarily due to a $165.5 million decrease in deposits offset by net proceeds of $151.2 from our asset backed term securitization.

Additional liquidity is provided by our cash flow from operations. Net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016 was $84.4 million, $52.9 million and $37.5 million, respectively. The increase in cash flows from operating activities from 2017 to 2018 is primarily due to an increase in proceeds from leases originated for sale and change in other assets.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using certificates of deposit issued through MBB. Total cash and cash equivalents available as of December 31, 2018 totaled $97.2 million compared to $67.1 million at December 31, 2017.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC-insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of December 31, 2018 and December 31, 2017 totaled $9.7 million and $8.1 million, respectively.

Restricted Interest-earning Deposits with Banks. As of December 31, 2018, $14.0 million was classified as restricted interest-earning deposits with banks. We had no restricted interest-earning deposits with banks in 2017 or 2016. Restricted interest-earning deposits with banks consist of $10.0 million in a trust account related to our secured debt facility and $4.0 million in a trust account reserved for payments related to customer restitution (see Note 11 – Commitments and Contingencies.)

Borrowings. Our primary borrowing relationships may require the pledging of eligible lease and loan receivables to secure amounts advanced. We had $151.2 million outstanding secured borrowings at December 31, 2018 and none at December 31, 2017. Borrowings outstanding consist of the following:

	For the Twelve Months Ended December 31, 2018				As of December 31, 2018
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate(3)	Amount Outstanding	Weighted Average Rate(2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000
Term note securitizations(4)	—	201,650	75,180	3.75%	151,233	3.21%	—

	$25,000		$75,180	3.75%	$151,233	3.21%	$25,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2018, MBB had $32.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

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

Federal Reserve Discount Window. In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $32.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on 35.8 million of net investment in leases pledged at December 31, 2018.

Term Note Securitizations. On July 27, 2018 we completed a $201.7 million asset-backed term securitization. This transaction was Marlin’s eleventh term securitization and its first since 2010. It provides the company with fixed-cost borrowing with the objective of diversifying its funding sources. As with all prior securitizations, this transaction was recorded as an “on-balance sheet” transaction and the financing is recorded in long-term borrowings in the Consolidated Balance Sheet.

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

In connection with this securitization transaction, we have transferred leases to our wholly-owned SPE and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered VIEs under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At December 31, 2018 outstanding term securitizations amounted to $151.2 million with no outstanding securitizations at December 31, 2017.

As of December 31, 2018, $172.3 million of minimum lease payments receivable and $10.0 million of restricted interest-earning deposits are assigned as collateral for the term note securitization. The July 27, 2018, term note securitization is summarized below:

	Notes Originally Issued	Outstanding Balance as of December 31, 2018	Final Maturity Date	Original Coupon Rate
	(Dollars in thousands)
2018 — 1
Class A-1	$77,400	$$26,983	July 2019	2.55%
Class A-2	55,700	$55,700	October 2020	3.05
Class A-3	36,910	$36,910	April 2023	3.36
Class B	10,400	$10,400	May 2023	3.54
Class C	11,390	$11,390	June 2023	3.70
Class D	5,470	$5,470	July 2023	3.99
Class E	4,380	$4,380	May 2025	5.02

Total term note securitizations	$201,650	$151,233		3.05	%(1)(2)

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

At December 31, 2018, the Company was in compliance with terms of the term note securitization agreement.

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

At December 31, 2018, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.55%,15.99%, 15.99% and 17.24%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At December 31, 2018, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 16.38%,17.50%, 17.50% and 18.76%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at December 31, 2018 was $139.0 million, which exceeds the regulatory threshold for “well capitalized” status.

As an FDIC-insured state-chartered bank, MBB is subject to ongoing supervision and regular examination by state and federal banking agencies including the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions. In the course of these examinations, the banking regulators may identify issues and request further information from MBB. In 2017, MBB received letters from one of its banking regulators describing findings in connection with certain of MBB’s past payment processing practices related to the assessment of late fees. See Note 11—Commitments and Contingencies for additional information regarding these findings.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” herein.

Items Subsequent to December 31, 2018

The Company declared a dividend of $0.14 per share on January 31, 2019. The quarterly dividend, which amounted to a dividend payment of approximately $1.8 million, was paid on February 21, 2019 to shareholders of record on the close of business on February 11, 2019. It represents the Company’s thirtieth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to our scheduled maturities on our deposits, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of December 31, 2018 were as follows:

	Contractual Obligations as of December 31, 2018
Period Ending December 31,	Certificates of Deposits(1)	Borrowings	Contractual Interest Payments(2)	Operating Leases	Capital Leases	Total
	(Dollars in thousands)
2019	$361,355	$73,823	$15,460	$1,582	$112	$452,332
2020	173,263	45,200	8,382	789	112	227,746
2021	123,669	23,628	4,041	103	65	151,506
2022	45,543	8,582	1,524	105	—	55,754
2023	27,024	—	497	—	—	27,521

Total	$730,854	$151,233	$29,904	$2,579	$289	$914,859

(1)	Money market deposit accounts are not included. As of December 31, 2018, money market deposit accounts totaled $25.0 million.
(2)	Includes interest on certificates of deposits and borrowings.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements requiring disclosure at December 31, 2018.

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

Our earnings are sensitive to fluctuations in interest rates. Since the Company has no outstanding variable-rate borrowings as of December 31, 2018, and since the Company also manages its interest rate risk by funding its fixed rate leases with fixed rate funding sources whenever possible, the Company’s exposure to interest rate risk is controlled. However, there can be no assurance that we will be able to offset higher deposits costs with increased pricing of our assets. As such, the major sources of the Company’s interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationship between rate indices (basis risk).

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework (2013).

Management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework (2013).

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Marlin Business Services Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 8, 2019, expressed an unqualified opinion on those financial statements.

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

March 8, 2019

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Marlin Business Services Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

March 8, 2019

We have served as the Company’s auditor since 2005.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$5,088	$3,544
Interest-earning deposits with banks	92,068	63,602

Total cash and cash equivalents	97,156	67,146
Time deposits with banks	9,659	8,110
Restricted interest-earning deposits (includes $10.0 and $0 million at December 31, 2018, and December 31, 2017, respectively, related to consolidated VIEs)	14,045	—
Investment securities (amortized cost of $11.2 million and $11.7 million at December 31, 2018 and 2017, respectively)	10,956	11,533
Net investment in leases and loans:
Net investment in leases and loans, excluding allowance for credit losses (includes $150.2 million and $0 million at December 31, 2018 and December 31, 2017, respectively, related to consolidated VIEs)	1,016,840	929,271
Allowance for credit losses	(16,100)	(14,851)

Total net investment in leases and loans	1,000,740	914,420
Intangible assets	7,912	1,128
Goodwill	7,360	1,160
Property and equipment, net	4,317	4,204
Property tax receivables	5,245	6,292
Other assets	9,656	26,167

Total assets	$1,167,046	$1,040,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$755,776	$809,315
Long-term borrowings related to consolidated VIEs	150,055	—
Other liabilities:
Sales and property taxes payable	3,775	2,963
Accounts payable and accrued expenses	36,369	31,492
Net deferred income tax liability	22,560	16,741

Total liabilities	968,535	860,511

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,367,724 and 12,449,458 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	124	124
Additional paid-in capital	83,498	82,588
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(44)	(96)
Retained earnings	114,935	97,035

Total stockholders’ equity	198,511	179,649

Total liabilities and stockholders’ equity	$1,167,046	$1,040,160

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per-share data)
Interest income	$97,025	$87,455	$74,709
Fee income	15,843	14,864	15,543

Interest and fee income	112,868	102,319	90,252
Interest expense	17,414	11,180	7,778

Net interest and fee income	95,454	91,139	82,474
Provision for credit losses	19,522	18,394	12,414

Net interest and fee income after provision for credit losses	75,932	72,745	70,060

Non-interest income:
Insurance premiums written and earned	8,087	7,155	6,398

Other income	13,347	9,577	3,360

Non-interest income	21,434	16,732	9,758

Non-interest expense:
Salaries and benefits	39,750	37,569	31,912
General and administrative	24,915	28,272	19,523
Financing related costs	—	—	85

Non-interest expense	64,665	65,841	51,520

Income before income taxes	32,701	23,636	28,298
Income tax expense	7,721	(1,656)	11,019

Net income	$24,980	$25,292	$17,279

Basic earnings per share	$2.01	$2.02	$1.38
Diluted earnings per share	$2.00	$2.01	$1.38

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$24,980	$25,292	$17,279

Other comprehensive income:
Reclassification due to adoption of ASU 2016-01, ASU 2018-02 and ASU 2018-03	107	—	—
Amortization of net deferred losses on
Increase (decrease) in fair value of securities available for sale	(7)	68	(15)
Tax effect	(48)	(26)	6

Total other comprehensive income (loss)	52	42	(9)

Comprehensive income	$25,032	$25,334	$17,270

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2015	12,410,899	$124	$81,703	$(2)	$(129)	$68,442	$150,138
Issuance of common stock	16,813	—	259	—	—	—	259
Repurchase of common stock	(23,409)	—	(345)	—	—	—	(345)
Exercise of stock options	7,380	—	77	—	—	—	77
Excess tax benefits from stock-based payment arrangements	—	—	(24)	—	—	—	(24)
Restricted stock grant, net of forfeitures	160,431	2	(2)	—	—	—	—
Stock-based compensation recognized	—	—	1,837	—	—	—	1,837
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(9)	—	(9)
Net income	—	—	—	—	—	17,279	17,279
Cash dividends paid ($0.56 per share)	—	—	—	—	—	(6,923)	(6,923)

Balance, December 31, 2016	12,572,114	$126	$83,505	$(2)	$(138)	$78,798	$162,289
Issuance of common stock	18,890	—	356	—	—	—	356
Repurchase of common stock	(184,263)	(2)	(4,499)	—	—	—	(4,501)
Exercise of stock options	39,416	—	488	—	—	—	488
Excess tax benefits from stock-based
Restricted stock grant, net of forfeitures	3,301	—	—	—	—	—	—
Stock-based compensation recognized	—	—	2,738	—	—	—	2,738
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	42	—	42
Net income	—	—	—	—	—	25,292	25,292
Cash dividends paid ($0.56 per share)	—	—	—	—	—	(7,055)	(7,055)

Balance, December 31, 2017	12,449,458	$124	$82,588	$(2)	$(96)	$97,035	$179,649
Issuance of common stock	18,076	—	401	—	—	—	401
Repurchase of common stock	(111,910)	—	(2,908)	—	—	—	(2,908)
Exercise of stock options	909	—	23	—	—	—	23
Stock issued in connection with restricted stock and RSU’s, net of forfeitures	11,191	—	—	—	—	—	—
Stock-based compensation recognized	—	—	3,394	—	—	—	3,394
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	24,980	24,980
Impact of adoption of new accounting standards (1)	—	—	—	—	57	(57)	—
Cash dividends paid ($0.56 per share)	—	—	—	—	—	(7,023)	(7,023)

Balance, December 31, 2018	12,367,724	$124	$83,498	$(2)	$(44)	$114,935	$198,511

(1)	Represents the impact of Accounting Standards Update (“ASU”) 2016-01, ASU 2018-02 and ASU 2018-03
See Note 2 to the consolidated financial statements for more information

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$24,980	$25,292	$17,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,146	2,964	1,823
Stock-based compensation	3,394	2,738	1,837
Excess tax (benefits) deficit from stock-based payment arrangements	—	—	24
Change in fair value of equity securities	75
Provision for credit losses	19,522	18,394	12,414
Net deferred income taxes	5,821	1,598	(1,746)
Amortization of deferred initial direct costs and fees	13,361	11,375	8,694
Loss on equipment disposed	1,219	1,070	846
Gain on leases sold	(8,364)	(2,876)	(473)
Leases originated for sale	(17,436)	(4,669)	(1,226)
Proceeds from the sale of leases originated for sale	18,069	4,727	1,234
Effect of changes in other operating items:
Other assets	16,942	(19,026)	(2,657)
Other liabilities	3,652	11,284	(587)

Net cash provided by operating activities	84,381	52,871	37,462

Cash flows from investing activities:
Net change in time deposits with banks	(1,549)	1,495	(2,237)
Purchases of equipment for direct financing lease contracts and funds used to originate loans	(722,745)	(634,709)	(515,237)
Principal collections on leases and loans	476,533	426,482	359,273
Proceeds from sale of leases originated for investment	129,290	64,895	17,371
Security deposits collected, net of refunds	(210)	(448)	(715)
Proceeds from the sale of equipment	3,120	3,415	3,533
Acquisitions of property and equipment	(1,836)	(1,854)	(1,019)
Business Combinations	(10,000)	(2,500)	—
Principal payments received on (purchases of) securities available for sale	465	(5,601)	504

Net cash used in investing activities	(126,932)	(148,825)	(138,527)

Cash flows from financing activities:
Net change in deposits	(53,539)	111,958	109,417
Term securitization advances	201,650	—	—
Term securitization repayments	(50,417)	—	—
Issuances of common stock	401	356	259
Repurchases of common stock	(2,908)	(4,501)	(345)
Dividends paid	(6,936)	(6,958)	(6,907)
Exercise of stock options	23	488	77
Excess tax benefits (deficit) from stock-based payment arrangements	—	—	(24)
Debt issuance costs	(1,668)	—	—

Net cash provided by financing activities	86,606	101,343	102,477

Net increase in total cash and cash equivalents	44,055	5,389	1,412
Total cash, cash equivalents and restricted cash beginning of period	67,146	61,757	60,345

Total cash, cash equivalents and restricted cash end of period	$111,201	$67,146	$61,757

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$16,130	$10,329	$7,145
Net cash paid (refunds received) for income taxes	$(12,634)	$10,195	$8,185
Leases transferred into held for sale from investment	$121,559	$62,077	$16,884
Supplemental disclosures of non cash investing activities:
Acquisition of property and equipment through capital lease arrangements	$—	$385	$—
Business combinations assets acquired	$3,376	$—	$—
Purchase of equipment for direct financing lease contracts and loans originated	$8,588	$10,681	$—
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$97,156	$67,146	$61,757
Restricted Cash	14,045	—	—

Cash, cash equivalents and restricted cash at end of period	$111,201	$67,146	$61,757

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The Company

Marlin Business Services Corp. (the “Company”) is a nationwide provider of credit products and services to small and mid-sized businesses. The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment (including Commercial Vehicle Group (“CVG”) assets which now incorporates our Transportation Finance Group (“TFG”)) and working capital loans. The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary (“Assurance One”), which enables us to reinsure the property insurance coverage for the equipment financed by Marlin Leasing Corporation (“MLC”) and Marlin Business Bank (“MBB”) for our small business customers. Effective March 12, 2008, the Company opened MBB, a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits.

On January 4, 2017, the Company completed the acquisition of Horizon Keystone Financial (“HKF”), an equipment leasing company which primarily identifies and sources lease and loan contracts for investor partners for a fee. With this acquisition, the Company will expand the current leasing business, grow annual originations and increase its presence in certain industry sectors. Additionally, the Company expects to leverage HKF’s valuable relationships with lenders and equipment vendors. The Company paid $2.5 million in cash for HKF and incurred an immaterial amount of acquisition-related costs for the acquisition. Cash settlement occurred on the date of acquisition. The Company performed an allocation of the purchase price with $1.2 million recorded to goodwill and $1.3 million recorded to intangible assets for vendor relationships, customer relationships, and the corporate trade name. See Note 8 for additional information regarding the identified intangible assets acquired.

On September 19, 2018, the Company completed the acquisition of Fleet Financing Resources (“FFR”), a leading provider of equipment finance credit products specializing in the leasing and financing of both new and used commercial vehicles, with an emphasis on livery equipment and other types of commercial vehicles used by small businesses. This acquisition is consistent with our strategy of augmenting organic growth with strategic acquisitions that extend our existing equipment finance business into new and attractive markets and is a new addition to the CVG. The Company paid $10.0 million in cash for FFR and incurred an immaterial amount of acquisition-related cost. In addition, if FFR generates revenue volume of up to $542 million from the closing date through September 30, 2026, we have agreed to pay the seller up to an additional $5.5 million in cash in earn-out consideration. This earn-out consideration will be calculated quarterly based on a sliding scale of percentage of revenue volume that increases as successively greater tiers of volume are attained, and if the maximum earn-out consideration is earned, the total consideration paid for FFR will be $15.5 million. The Company performed a preliminary allocation of the $10.0 million purchase price with $6.2 million recorded to goodwill and $7.2 million recorded to intangible assets for vendor relationships, customer relationships, and the corporate trade name, offset by a contingent consideration liability of $3.4 million representing the estimated fair value of the earn-out. See Note 8 for additional information regarding the identified intangible assets acquired. At December 31, 2018, the valuation analyses of certain intangible assets acquired and the estimated fair value of the earn-out were not yet finalized. Review of these items will continue during the measurement period and any further changes to the preliminary purchase price allocation will be recognized as the valuations are finalized, which could change the amount of the preliminary purchase price allocation to goodwill. The acquisition has been accounted for using the acquisition method of accounting. For the year ending December 31, 2018, the results of the acquired FFR business were immaterial to the Company’s consolidated results of operations. The unaudited pro forma financial information disclosed in the following sentence is for informational purposes only and is not indicative of future operations or results. If the acquisition had occurred at the beginning of 2017, the Company’s pro forma revenue for the years ending December 31, 2018 and 2017 would be approximately $118.3 million and $107.8 million, respectively. The Company’s net income for the years ending December 31, 2018 and 2017, would be approximately $26.3 million and $26.5 million, respectively.

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

Restricted Interest-Earning Deposits with Banks

Restricted interest-earning deposits with banks consist primarily of various interest-earning trust accounts primarily related to the Company’s secured debt facilities including amounts due from securitizations

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

representing reimbursements of servicing fees and excess spread income. The restricted balance also includes funds reserved for payments related to customer restitution (see Note 11 – Commitments and Contingencies.) As of December 31, 2018, $14.0 million was classified as restricted interest-earning deposits with banks, consisting of $10.0 million related to our secured debt facility and $4.0 million related to the aforementioned customer restitution.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for Credit Losses

In accordance with the Contingencies Topic of the Financial Accounting Standards Board (the “FASB”) ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. We identify portfolio segments, which represent the level at which we develop and document a systematic methodology to determine the allowance for credit losses. As of December 31, 2018, we have identified four segments, which consist of equipment lease and loan, Working Capital Loans, CVG, and Community Reinvestment Act (“CRA”) loans, of which all methodologies are evaluated on a pooled basis, due to their composition of similar accounts with similar general credit risk characteristics, diversified among industry, geography, equipment type (if applicable), obligor and vendor (if applicable). The Company has determined there to be one class of financing receivable within each portfolio segment as finance receivables of each segment contain the same initial measurement attributes, risk characteristics, and has the same method for monitoring and assessing credit risk within the segment.

Each segment generally considers both quantitative and qualitative factors in determining the allowance for credit losses. Quantitative factors for the equipment lease and loan segment include a migration analysis stratified by industry classification, historic delinquencies and charge-offs, and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. A loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of loss, is applied to the migration results to develop an estimate of losses inherent in the portfolio at the reporting period. Quantitative factors for the CVG and Working Capital Loans segments include establishing a loss curve based on historical analysis of net charge-offs. The loss curve technique is used to estimate the likelihood and timing of when an account will charge-off relative to the month in which it was funded. An LEP is applied to the loss curve results to develop an estimate of losses inherent in the portfolio at the reporting period. The CVG and Working Capital Loans segments utilize different assumptions for the historical charge-offs and loss emergence which is based on analysis specific to each segment. The CRA loan segment quantitative factor includes the analysis of historical losses that are used in conjunction with an LEP to develop a quantitative allowance for credit losses. As part of

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all of our quantitative analyses for each segment we may also consider specifically identified pools of equipment leases or loans separately from the quantitative analysis, whenever certain identified pools are not expected to perform consistently with their credit characteristics or the portfolio segment as a whole. These lease and loan pools may be analyzed for impairment separately quantitative analysis and a specific reserve established.

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

Securitizations

In connection with its term note securitization transaction, the Company established a bankruptcy remote special-purpose subsidiary (“SPE”) and issued term debt to institutional investors. This type of SPE is considered a variable interest entity (“VIE”) under U.S. generally accepted accounting principles (“GAAP”). The Company is required to consolidate a VIE in which it is deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company continues to service the assets of its VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. The Company’s leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents the Company’s maximum loss exposure.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Income

Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on each lease at inception.

Based on the historical payment behavior of the Company’s equipment finance lease and loan portfolio as a whole, payments are considered reasonably assured when a lease or loan’s delinquency status is less than 90 days. Therefore, when a lease or loan is 90 days or more delinquent, the contract is classified as non-accrual and interest income recognition is discontinued. Interest income recognition resumes when the borrower makes payments sufficient to bring the status to less than 90 days delinquent. Working Capital Loans are generally placed in non-accrual status when they are 30 days past due and charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management.

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

Other Income

Other income includes various administrative transaction fees, insurance policy fees, fees received from referral of leases to third parties, and gain on sale of leases and servicing fees, recognized as earned. Effective third quarter 2016, on a prospective basis, the insurance policy fees are recognized in the Consolidated Statements of Operations in “Other income” and for all previous annual and interim periods are recorded net in “Insurance premiums written and earned.” Selected major components of other income for the year ended December 31, 2018 included $0.8 million of referral income, $2.1 million of insurance policy fees, and $9.0 million gain on the sale of leases and servicing fee income. Selected major components of other income for the year ended December 31, 2017 included $2.5 million of referral income, $1.8 million of insurance policy fees, and $3.7 million gain on the sale of leases and servicing fee income. Selected major components of other income for the year ended December 31, 2016 included $0.5 million of referral income, $0.8 million of insurance policy fees, and $0.7 million gain on the sale of leases and servicing fee income.

Securities Available for Sale

Securities available for sale consist of asset-backed securities (“ABS”), mutual funds and municipal bonds that are measured at fair value on a recurring basis. Unrealized gains or losses of equity securities available for

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sale are recorded through the Consolidated Statement of Operations. Fair value measurement is based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, fair values are based on prices obtained from third-party pricing vendors. See Note 14 for more information on fair value measurement of securities.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt and amortized as interest expense over the term of that debt. See Note 13 – Debt and Financing Arrangements for the total unamortized debt issuance costs that are recorded as a reduction to long-term debt on the Consolidated Balance Sheets.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The periods subject to examination for the Company’s federal return include the 2015 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2015 through the present are subject to examination.

The Company records penalties and accrued interest related to taxes in income tax expense. Uncertain tax positions are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on merits of the position. The Company records penalties and accrued interest related to taxes in income tax expense. Uncertain tax positions are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on merits of the position. As of December 31, 2018 and 2017, there are no unrecognized tax benefits, and we did not have any accrued interest and penalties

Earnings Per Share

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Insurance Premiums Written and Earned

Insurance premiums written and earned are recognized on an accrual basis over the term of the policy, which is month to month. Generally, insurance payments that are 120 days or more past due are charged against income. Since the policy’s premiums are recognized month to month, there is no unearned premium on the Consolidated Balance Sheets as these are fully recognized through the Consolidated Statements of Operations in the month written. For all annual and interim periods, second quarter 2016 and prior, income and expense related to insurance premiums written and earned, insurance policy fees, deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses is recorded within the “Insurance premiums written and earned” line on the Consolidated Statement of Operations. Effective third quarter 2016, on a prospective basis, only insurance premium written and earned was recorded to that line. Effective third quarter 2016, on a prospective basis, insurance policy fees were recorded to “Other income” and deferred acquisition costs, premium taxes and provision for losses and loss adjustment expenses were recorded in “General and administrative” expense. For the years ended December 31, 2018, 2017, and 2016, insurance premiums written and earned were $8.1 million, $7.2 million, and $6.4 million respectively.

Insurance Program Deferred Acquisition Costs

Deferred acquisitions costs represent the fees paid to a third-party insurance company. Effective third quarter 2016, on a prospective basis, the costs are recognized on the Consolidated Statements of Operations in “General and administrative” expense and for all previous interim and annual periods are recognized net in “Insurance premiums written and earned.” For the years ended December 31, 2018, 2017, and 2016, the Company recognized deferred acquisition costs and premium taxes of $0.9 million, $0.9 million, and $0.7 million, respectively. Since the policy’s premiums are recognized on a month to month basis, there is no deferred acquisition costs on the Consolidated Balance Sheet as these are fully recognized through the Consolidated Statements of Operations in the month written.

Provision for Unpaid Losses and Loss Adjustment Expenses

The Company records a provision for insurance losses and loss adjustment expenses. Effective third quarter 2016, on a prospective basis, the expense was recorded in “General and administrative” expense on the Consolidated Statements of Operations and for all previous annual and interim periods is recorded net in “Insurance premiums written and earned.” The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported (“IBNR”). These estimates are continually reviewed and are subject to the impact of future changes in such factors as claim severity and frequency. Loss and loss expenses are paid when advised by the third-party insurance company. Outstanding losses comprise estimates of the amount of reported losses and loss expenses received from the third-party insurance company plus a provision for losses IBNR. IBNR is determined with the assistance of a third-party actuary. For the years ended December 31, 2018, 2017, and 2016, the Company recognized provision for unpaid losses and loss adjustment expenses of $0.8 million, $0.8 million, and $0.6 million, respectively.

Recently Issued Accounting Standards

Collaborative Arrangements. In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-18, Collaborative Arrangements (Topic 808). This ASU clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. This ASU is effective for fiscal years beginning after December 15, 2019. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the company.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities. In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU amends the guidance for determining whether a decision-making fee is a variable interest and is effective for fiscal years beginning after December 15, 2019. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the company.

Fair Value. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of such transfers and the valuation process for Level 3 fair value measurements. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the company.

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

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking current expected loss model which will generally result in more timely recognition of losses. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a cross functional implementation team to review the requirements of ASU 2016-13 and has contracted with a third-party provider to assist in the development and implementation of the revised credit loss methodology. The Company has not determined the impact that the adoption of this ASU will have the Company’s our consolidated financial statements.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. The ASU will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The ASU also requires expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to apply the new transition method upon adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors. which clarifies the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. The Company adopted the guidance in these ASUs on January 1, 2019. As a result the Company recorded right-of-use assets of $6.2 million, lease incentive receivables of $2.8 million and lease liabilities of $9.1 million. At January 1, 2019, there was no adjustment to opening retained earnings. The Company, as a Lessor, will record property tax income and expense associated with leasing to the Consolidated

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Operations. The property tax income and expense will be recorded in the same period and will not have an impact on net income. In addition, the adoption of the standard changes the way the Company will defer origination related costs by changing what is allowed to be deferred.

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

Income Statement. In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The early adoption of the guidance resulted in an immaterial cumulative-effect adjustment that increased retained earnings and decreased AOCI in the first quarter of 2018 as reflected on the Consolidated Statements of Stockholders’ Equity.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This Update requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 will be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2016-18 in the first quarter of 2018 as required and includes restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the consolidated statements of cash flows.

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

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this Update require

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt and that the amortization of the debt issuance costs be reported as interest expense. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted ASU 2015-03 in the first quarter of 2016 although it had no long-term borrowings and related debt issuance costs. The Company subsequently completed a debt issuance in fiscal 2018 and presented the related debt issuance costs as required (See Note 13 – Debt and Financing Arrangements.) Adoption of this ASU did not have a material impact on our results of operations or financial position.

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective, as a result of ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the revenue recognition guidance on January 1, 2018 using the modified retrospective approach. A significant amount of the Company’s revenues is excluded from the scope of the amended guidance, including interest income, fee income, and insurance premiums written and earned, as seen on the Consolidated Statements of Operations. Revenue streams that are subject to the new revenue recognition guidance include certain revenues associated with lease and loan contracts including property tax administrative fees, fees billed to customers for the convenience of paying through ACH, and insurance administrative fees. In addition, referral fee income generated from referring lease and loan customers to third parties was deemed to be in scope of the amended guidance. The Company analyzed the in scope contracts and determined there were no material changes in the timing of revenue recognition when considering the amended guidance. The adoption of this ASU did not have a material impact on our results of operations, financial position or disclosure to the notes of the consolidated financial statements. The company has included applicable disclosures regarding revenue recognition within Note 3 of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Non-Interest Income

On January 1, 2018, the Company adopted the amendments of ASU 2014-09—Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company earns revenue including interest and fees from customers as well as revenues from non-customers. Interest and fee income are outside the scope of ASC Topic 606, Revenue from contracts with customers (Topic 606). Some sources of revenue included in non-interest income fall within the scope of Topic 606, while other sources do not. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of the contract are satisfied. Some obligations are satisfied at a point in time while others, such as servicing income, property tax administrative fees and insurance policy fees, are satisfied over a period of time related to the specific obligation. Revenue is recognized as the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. Generally, the variability relating to the consideration is explicitly stated in the contracts, but may also arise from the Company’s customer business practice, for example, waiving certain fees. The Company’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price. The Company has included the following table regarding the Company’s non-interest income for the periods presented.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Insurance premiums written and earned	$8,087	$7,155	$6,398
Gain on sale of leases and loans	8,363	2,874	469
Servicing income	653	864	213
Net gains and (losses) recognized during the period on equity securities	(75)	—	—

Non-interest income within the scope of other GAAP topics	17,028	10,893	7,080

Property tax administrative fees on leases	740	751	748
ACH payment fees	333	326	331
Insurance policy fees	2,124	1,846	842
Referral fees	839	2,518	528
Other	370	398	229

Non-interest income from contracts with customers	4,406	5,839	2,678

Total non-interest income	$21,434	$16,732	$9,758

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investment Securities

Debt Securities, Available for Sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity unless management determines that an investment is other-than-temporarily impaired (OTTI). Prior to the adoption of ASU 2016-01, the changes in fair value of equity securities classified as available for sale were accounted for consistent with the changes in fair value of debt securities available for sale. After the adoption on January 1, 2018, changes in fair value of equity securities are recorded through the Consolidated Statement of Operations. The amortized cost and estimated fair value of investments, with gross unrealized gains and losses, were as follows as of December 31, 2018 and December 31, 2017:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
Asset-backed securities (“ABS”)	$4,934	$20	$(39)	$4,915
Municipal securities	2,629	3	(20)	2,612
Equity Securities
Mutual fund	3,631	—	(202)	3,429

Total investment securities	$11,194	$23	$(261)	$10,956

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$5,717	$27	$(39)	$5,705
Municipal securities	2,420	18	(36)	2,402
Equity Securities
Mutual fund	3,553	—	(127)	3,426

Total investment securities	$11,690	$45	$(202)	$11,533

The Company had $3.4 million in equity securities recorded at fair value for each of the three years ending December 31, 2018, 2017 and 2016. The following schedule is a summary of fair value changes recognized in net income on equity securities during each of those three years:

	Year Ended December 31,
	2018 (1)	2017 (2)	2016 (2)
	(Dollars in thousands)
Net gains and (losses) recognized during the period on equity securities	$(75)	$—	$—
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—	—

Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(75)	$—	$—

(1)	After adoption of ASU 2016-01 on January 1, 2018, unrealized gains and losses of equity securities classified as available for sale were recorded through the Consolidated Statement of Operations.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Prior to adoption of ASU 2016-01, unrealized gains and losses of equity securities classified as available for sale were reported in other comprehensive income (loss).

The following tables present the aggregate amount of unrealized losses on securities in the Company’s investment securities classified according to the amount of time those securities have been in a continuous loss position as of December 31, 2018 and December 31, 2017:

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$—	$—	$(39)	$3,340	$(39)	$3,340
Municipal securities	(16)	1,436	(4)	408	(20)	1,844
Equity Securities
Mutual fund	—	—	(202)	3,429	(202)	3,429

Total investment securities	$(16)	$1,436	$(245)	$7,177	$(261)	$8,613

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$(39)	$3,703	$—	$—	$(39)	$3,703
Municipal securities	—	—	(36)	2,402	(36)	2,402
Equity Securities
Mutual fund	—	—	(127)	3,426	(127)	3,426

Total investment securities	$(39)	$3,703	$(163)	$5,828	$(202)	$9,531

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2018 securities in a gross unrealized loss position in the table above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities available for sale at December 31, 2018, by remaining contractual maturity, with the exception of ABS and municipal securities, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties:

	Distribution of Maturities
	1 Year or Less	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Amortized Cost:
Debt Securities, Available for Sale:
ABS	$—	$3,018	$1,917	$—	$4,935
Municipal securities	—	15	750	1,864	2,629

Total debt securities available for sale	$—	$3,033	$2,667	$1,864	$7,564

Estimated fair value	$—	$3,006	$2,677	$1,844	$7,527
Weighted-average yield, GAAP basis	—	2.20%	3.06%	2.55%	2.59%

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses is recorded in other comprehensive income, net of taxes. The Company did not recognize any OTTI in earnings related to its investment securities for each of the years ended December 31, 2018 and December 31, 2017.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	December 31,
	2018	2017
	(Dollars in thousands)
Minimum lease payments receivable	$530,867	$607,736
Estimated residual value of equipment	27,646	26,922
Unearned lease income, net of initial direct costs and fees deferred	(68,376)	(81,769)
Security deposits	(838)	(1,046)

Total leases	489,299	551,843
Commercial loans, net of origination costs and fees deferred
Working Capital Loans	36,856	28,128
CRA(1)	1,466	1,222
Equipment loans(2)	423,168	291,333
CVG	66,051	56,745

Total commercial loans	527,541	377,428
Allowance for credit losses	(16,100)	(14,851)

	$1,000,740	$914,420

(1)	CRA loans are comprised of loans originated under a line of credit to satisfy its obligations under the Community Reinvestment Act of 1977.
(2)	Equipment loans are comprised of Equipment Finance Agreements, Install Purchase Agreements, and other loans.

At December 31, 2018, $150.2 million in net investment in leases are pledged as collateral for the company’s outstanding asset-backed securitization balance and $ 35.8 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs and origination costs net of fees deferred were $20.5 million and $17.2 million as of December 31, 2018 and December 31, 2017, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At December 31, 2018 and December 31, 2017, $23.6 million and $22.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of December 31, 2018:

	Minimum Lease Payments Receivable	Income Amortization
	(Dollars in thousands)
Period Ending December 31,
2019	$216,923	$35,492
2020	151,381	19,288
2021	93,767	9,232
2022	49,130	3,501
2023	18,253	792
Thereafter	1,413	71

	$530,867	$68,376

As of December 31, 2018 and December 31, 2017, the Company maintained total finance receivables which were on a non-accrual basis of $4.2 million and $3.2 million, respectively. As of December 31, 2018 and December 31, 2017, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $3.6 million and $4.5 million, respectively. (See Note 7 for additional asset quality information).

NOTE 6 — Concentrations of Risk

As of December 31, 2018 and 2017, leases approximating 13%, 12% and 10% of the net investment balance of leases by the Company were located in the states of California, Texas and Florida. No other state accounted for more than 7% of the net investment balance of leases owned and serviced by the Company as of December 31, 2018 and December 31, 2017. As of December 31, 2018 and December 31, 2017, no single vendor source accounted for more than 3% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2018 and December 31, 2017. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including the medical, retail, service, manufacturing and restaurant industries, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. As of December 31, 2018 and December 31, 2017, copiers comprised 85.4% and 84.8%, respectively, of the estimated residual value of leased equipment. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2018 and December 31, 2017. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment. There were no impairments of estimated residual value recorded during the years ended December 31, 2018, 2017 or 2016.

NOTE 7 — Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provides activity in the allowance for credit losses and asset quality statistics for each of the years ended December 31, 2018, 2017 and 2016.

	December 31, 2018
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance(2)	CVG	Total
Allowance for credit losses, beginning of period	$1,036	$—	$12,663	$1,152	$14,851

Charge-offs	(1,537)	—	(18,149)	(907)	(20,593)
Recoveries	60	—	2,199	61	2,320

Net charge-offs	(1,477)	—	(15,950)	(846)	(18,273)

Provision for credit losses	1,908	—	16,818	796	19,522

Allowance for credit losses, end of period	$1,467	$—	$13,531	$1,102	$16,100

Ending lease or loan balance(1)	$36,478	$1,466	$890,785	$67,654	$996,383
Ending balance: individually evaluated for impairment(3)	$—	$—	$—	$—	$—

	December 31, 2017
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance(2)	CVG	Total
Allowance for credit losses, beginning of period	$760	$—	$9,808	$369	$10,937

Charge-offs	(1,219)	—	(14,343)	(1,154)	(16,716)
Recoveries	121	—	2,066	49	2,236

Net charge-offs	(1,098)	—	(12,277)	(1,105)	(14,480)

Provision for credit losses	1,374	—	15,132	1,888	18,394

Allowance for credit losses, end of period	$1,036	$—	$12,663	$1,152	$14,851

Ending lease or loan balance(1,3)	$27,810	$1,222	$826,880	$55,330	$911,242

	December 31, 2016
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance(2)	CVG	Total
Allowance for credit losses, beginning of period	$174	$—	$8,217	$22	$8,413

Charge-offs	(455)	—	(11,893)	(39)	(12,387)
Recoveries	93	—	2,404	—	2,497

Net charge-offs	(362)	—	(9,489)	(39)	(9,890)

Provision for credit losses	948	—	11,080	386	12,414

Allowance for credit losses, end of period	$760	$—	$9,808	$369	$10,937

Ending lease or loan balance(1,3)	$19,676	$1,098	$744,103	$28,408	$793,285

(1)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(3)	As of December 31, 2018, the Company determined that no leases or loans required individual evaluation, and as of December 31, 2017 and 2016 all leases and loans were collectively evaluated.

As of December 31, 2018 and 2017, sales of leases and loans were $139.0 million and $62.1 million respectively. No leases or loans have been acquired with deteriorated credit quality.

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

Equipment Finance leases are placed in non-accrual status when they are 90 days past due or earlier if collection of principal or interest is considered doubtful and Working Capital Loans are placed in non-accrual status when they are 30 days past due and charged-off at 60 days past due.

The following tables present the segments of the loan portfolio in which a formal risk weighting system is utilized summarized by the categories of “pass” and “special mention”, and the classified categories of “substandard”, “doubtful”, and “loss” within the Bank’s risk rating system at December 31, 2018 and

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017.The data within the tables reflect net investment, excluding deferred fees and cost and allowance:

	December 31, 2018
	Commercial Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance	CVG	Total
Pass	$35,793	$1,466	$879,275	$66,463	$982,997
Special Mention	47	—	4,373	146	4,566
Substandard	145	—	3,460	660	4,265
Doubtful	300	—	2,353	158	2,811
Loss	193	—	1,324	227	1,744

Total	$36,478	$1,466	$890,785	$67,654	$996,383

	December 31, 2017
	Commercial Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance	CVG	Total
Pass	$27,405	$1,222	$801,894	$50,342	$880,863
Special Mention	56	—	15,141	4,906	20,103
Substandard	47	—	6,428	44	6,519
Doubtful	163	—	2,995	38	3,196
Loss	139	—	422	—	561

Total	$27,810	$1,222	$826,880	$55,330	$911,242

Loan Delinquencies and Non-Accrual Leases and Loans

Net investments in leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At December 31, 2018 and December 31, 2017, there were no finance receivables past due 90 days or more and still accruing.

Working Capital Loans are generally placed in non-accrual status when they are 30 days past due and charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management. There were no Working Capital Loans past due 30 days or more and still accruing.

Management further monitors the performance and credit quality of the loan portfolio as determined by the length of time a recorded payment is due.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio each of the years ended December 31, 2018 and December 31, 2017.

December 31, 2018 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Non- Accruing
Commercial Loans:
Working Capital Loans	$300	$51	$141	$492	$35,986	$36,478	$492
CRA	—	—	—	—	1,466	1,466	—
Equipment Finance(1)	4,537	3,123	3,529	11,189	1,001,363	1,012,552	3,529
CVG	166	257	191	614	78,407	79,021	191

Total Leases and Loans(2)	$5,003	$3,431	$3,861	$12,295	$1,117,222	$1,129,517	$4,212

December 31, 2017 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Non- Accruing
Commercial Loans:
Working Capital Loans	$119	$—	$—	$119	$27,691	$27,810	$118
CRA	—	—	—	—	1,222	1,222	—
Equipment Finance(1)	4,621	2,532	3,023	10,176	928,963	939,139	3,023
CVG	178	50	42	270	64,499	64,769	42

Total Leases and Loans(2)	$4,918	$2,582	$3,065	$10,565	$1,022,375	$1,032,940	$3,183

(1)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(2)	Represents total minimum lease and loan payments receivable for Equipment Finance and CVG and as a percentage of principal outstanding for Working Capital Loans and CRA.

NOTE 8 — Goodwill and Intangible Assets

Goodwill

As a result of the HKF acquisition on January 4, 2017, the Company’s goodwill was $1.2 million as of December 31, 2017. On September 19, 2018, the Company acquired FFR and recorded goodwill of $6.2 million based on a preliminary allocation of the purchase price. The Company finalized the purchase price allocation in the first quarter of 2019. The goodwill balance represents the excess purchase price over the Company’s fair value of the assets acquired and is not amortizable but is deductible for tax purposes. Impairment testing is performed in the fourth quarter of each year and more frequently as warranted in accordance with the applicable accounting guidance. There was no impairment recorded during the twelve-month period ended December 31, 2018.

The changes in the carrying amount of goodwill for the twelve-month period ended December 31, 2018 are as follows:

(Dollars in thousands)	Total Company
Balance at December 31, 2017	$1,160
Changes	6,200

Balance at December 31, 2018	$7,360

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets

During the first quarter of 2017, in connection with the acquisition of HKF, the Company acquired certain definite-lived intangible assets with a total cost of $1.3 million and a weighted average amortization period of 8.7 years. On September 19, 2018, the Company acquired FFR and recorded intangible assets of $7.2 million based on a preliminary allocation of the purchase price. The Company had no indefinite-lived intangible assets at December 31, 2018.

The following table presents details of the Company’s intangible assets:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2018		(Dollars in thousands)
Lender relationships	3 to 10 years	$1,590	$271	$1,319
Vendor relationships	11 years	6,852	302	6,550
Corporate trade name	7 years	60	17	43

Total		$8,502	$590	$7,912

As of December 31, 2017
Lender relationships	3 years	$360	$120	$240
Vendor relationships	11 years	920	84	836
Corporate trade name	7 years	60	8	52

Total		$1,340	$212	$1,128

There was no impairment of these assets in 2018. Amortization related to the Company’s definite lived intangible assets was $0.4 million and $0.2 million for the twelve-month periods ended December 31, 2018 and December 31, 2017, respectively. The Company expects the amortization expense for the next five years will be as follows:

(Dollars in thousands)	Amortization Expense
2019	$874
2020	754
2021	754
2022	754
2023	754

NOTE 9 — Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31,
	2018	2017	Depreciable Life
	(Dollars in thousands)
Furniture and equipment	$2,986	$2,859	7 years
Computer systems and equipment	17,234	15,619	3-5 years
Leasehold improvements	1,197	1,194	Shorter of estimated useful life or remaining lease term

Total property and equipment	21,417	19,672
Less—Accumulated depreciation and amortization	(17,100)	(15,468)

Property and equipment, net	$4,317	$4,204

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense was $1.6 million, $1.5 million and $1.3 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 10 — Other Assets

Other assets are comprised of the following:

	December 31,
	2018	2017
	(Dollars in thousands)
Accrued fees receivable	$3,354	$3,052
Prepaid expenses	2,447	2,026
Income taxes receivable (See Note 15 for further discussion)	—	13,306
Federal Reserve bank stock	1,711	1,711
Other	2,144	6,072

	$9,656	$26,167

NOTE 11 — Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution Community Development Financial Institution (“CDFI”) organization. The CDFI serves as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents, helping the Bank meet its CRA obligations. Currently, MBB receives approximately 1.2% participation in each funded loan which is collateral for the loan issued to the CDFI under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At December 31, 2018 and December 31, 2017, MBB had an unfunded commitment of $0.5 million and $0.8 million, respectively, for this activity. MBB’s one-year commitment to the CDFI will expire in September 2019 at which time the commitment may be renewed for another year based on Marlin’s review.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated balance sheet, statement of operations or cash flows.

Banking institutions are subject to periodic reviews and examinations from banking regulators. In 2017, one of MBB’s regulatory agencies communicated findings in connection with the timing of certain aspects of payment application processes in effect prior to February 2016 related to the assessment of late fees. Resolution of this matter, which was previously disclosed as an estimated contingency, will require the Company to pay restitution to customers in the amount $4.0 million. Such amount was expensed and the related liability was recorded in the first quarter of 2017. The Company expects to begin processing such restitution in the first quarter of 2019.

As of December 31, 2018, the Company leases all seven of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Atlanta, Georgia; Salt Lake City, Utah; Philadelphia, Pennsylvania; Portsmouth, New Hampshire; Highlands Ranch, Colorado; and Riverside, California. These lease commitments are accounted for as operating leases. The Company has entered into several capital leases to finance corporate property and equipment.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2018:

	Future Minimum Lease Payment Obligations
Period Ending December 31,	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2019	$112	$1,582	$1,694
2020	112	789	901
2021	65	103	168
2022	—	105	105
2023	—	—	—

Total minimum lease payments	$289	$2,579	$2,868

Less: amount representing interest	(8)

Present value of minimum lease payments	$281

Rent expense was $1.1 million for each of the years ended December 31, 2018, 2017, and 2016.

NOTE 12 — Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of December 31, 2018, money market deposit accounts totaled $25.0 million.

As of December 31, 2018, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
2019	$361,355
2020	173,263
2021	123,669
2022	45,543
2023	27,024

$730,854

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits outstanding at December 31, 2018 was 2.16%.

NOTE 13  – Debt and Financing Arrangements

Short-Term Borrowings

On November 20, 2018, the Company closed on a secured, variable rate revolving line of credit in the amount of $5.0 million due on November 20, 2019. As of December 31, 2018 the Company was in compliance

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with all debt covenants required under this line of credit and there were no outstanding balances on this line of credit as of December 31, 2018 and 2017.

Long-Term Borrowings

Borrowings with an original maturity date of one year or more are classified as long-term borrowings. The Company’s term note securitizations are classified as long-term borrowings.

The Company’s long-term borrowings consisted of the following:

	December 31,
	2018	2017
	(Dollars in thousands)
Term securitization 2018-1	$151,233	$—
Unamortized debt issuance costs	(1,178)	—

	$150,055	$—

On July 27, 2018 the Company completed a $201.7 million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount. At December 31, 2018, outstanding term securitizations amounted to $151.2 million and are collateralized by $172.3 million of minimum lease and loan payments receivable and $10 million of restricted interest-earning deposits.

The July 27, 2018 term note securitization is summarized below:

	Notes Originally Issued	Outstanding Balance as of December 31, 2018	Final Maturity Date	Original Coupon Rate
	(Dollars in thousands)
2018 — 1
Class A-1	$77,400	$26,983	July 2019	2.55%
Class A-2	55,700	$55,700	October 2020	3.05
Class A-3	36,910	$36,910	April 2023	3.36
Class B	10,400	$10,400	May 2023	3.54
Class C	11,390	$11,390	June 2023	3.70
Class D	5,470	$5,470	July 2023	3.99
Class E	4,380	$4,380	May 2025	5.02

Total Term Note Securitizations	$201,650	$151,233		3.05%	(1)(2)

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

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million. As of December 31, 2018 and 2017, there were no balances outstanding on this line of credit.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $32.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on 35.8 million of net investment in leases pledged at December 31, 2018.

Scheduled principal and interest payments on outstanding borrowings as of December 31, 2018 are as follows:

	Principal	Interest
	(Dollars in thousands)
Period Ending December 31,
2019	$73,823	$3,861
2020	45,200	1,993
2021	23,628	813
2022	8,582	159

	$151,233	$6,826

NOTE 14 — Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments

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

The Company’s balances measured at fair value on a recurring basis include the following as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
ABS	$—	$4,915	$—	$—	$5,705	$—
Municipal securities	—	2,612	—	—	2,402	—
Mutual fund	3,429	—	—	3,426	—	—

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$97,156	$97,156	$67,146	$67,146
Time deposits with banks	9,659	9,614	8,110	7,843
Restricted interest-earning deposits with banks	14,045	14,045	—	—
Loans, net of allowance	518,697	515,754	370,865	358,089
Federal Reserve Bank Stock	1,711	1,711	1,711	1,711
Servicing Rights	—	—	2,518	2,554
Liabilities
Deposits	$755,776	$722,682	$809,315	$803,470
Long-term borrowings	150,055	149,912	—	—
Servicing liability	1,352	1,352	—	—

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of December 31, 2018 and December 31, 2017, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. The cash equivalents include a money market fund with a balance of $29.1 million that the Company considers operating cash and has no reportable gross unrealized gains or losses. This fair value measurement of cash and cash equivalents is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The Company maintains interest-earning trust accounts primarily related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating rate of market interest which results in a fair value approximating the carrying amount at December 31, 2018 and December 31, 2017. As of December 31, 2018, $14.0 million was classified as restricted interest-earning deposits with banks, consisting of $10.0 million in a trust account related to our secured debt facility and $4.0 million in a trust account reserved for payments related to customer restitution. This fair value measurement is classified as Level 1.

Loans

The loan balances are comprised of three types of loans. Loans made as a member bank in a non-profit, multi-financial institution CDFI serve as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at December 31, 2018 and December 31, 2017 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans is estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

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

Servicing Liability

Servicing liabilities do not trade in an active market with readily observable prices. Accordingly, we determined fair value based on a discounted cash flow model which uses various inputs related to the estimated net servicing income, if any, and costs to service discounted back at a discount rate. There were no changes to the valuation techniques for the periods presented. Fair value measurements of our servicing liabilities use unobservable inputs, and accordingly we classify our servicing liability as Level 3.

NOTE 15 — Income Taxes

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Current:
Federal	$201	$(4,591)	$11,073
State	1,707	1,419	1,722

Total current	1,908	(3,172)	12,795

Deferred
Federal	6,133	986	(1,742)
State	(320)	530	(34)

Total deferred	5,813	1,516	(1,776)

Total income tax expense (benefit)	$7,721	$(1,656)	$11,019

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, there are no unrecognized tax benefits, and we did not have any accrued interest and penalties as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016. We do not expect our unrecognized tax positions to change significantly over the next 12 months.

The periods subject to examination for the Company’s federal return include the 2015 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2015 through the present are subject to examination. No material income tax interest or penalties were incurred for the years ended December 31, 2018, 2017 or 2016.

Deferred income tax expense results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes, primarily related to lease accounting. The Company estimates these differences and adjusts to actual upon preparation of the income tax returns.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. Consequently, we recorded a decrease related to deferred tax assets and deferred tax liabilities of $4.5 million and $14.7 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $10.2 million for the year ended December 31, 2017, and upon further analysis, determined that no additional adjustments were required.

The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Deferred income tax assets:
Allowance for credit losses	$4,484	$4,143
Net operating loss net valuation allowance	5,443	—
Accrued expenses	2,111	1,977
Deferred income	1,723	1,548
Deferred compensation	1,416	945
Other comprehensive income	55	60
Other	743	399

Total deferred income tax assets	15,975	9,072

Deferred income tax liabilities:
Lease accounting	(35,472)	(23,077)
Deferred acquisition costs	(2,480)	(2,338)
Depreciation	(583)	(398)

Total deferred income tax liabilities	(38,535)	(25,813)

Net deferred income tax liability	$(22,560)	$(16,741)

The company has a gross state and federal income tax net operating loss carryforward in the amount of $5.4 million and $6.7 million for years ending December 31, 2018 and December 31, 2017, respectively. The federal net operating loss of $4.9 million can be carried forward indefinitely. Most of the state net operating loss carryforwards are set to expire between 2028 and 2034. The deferred tax asset related to this carryforward item, net of federal benefit, is included in “Other deferred income tax assets.”

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	Year Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	3.3%	2.7%	4.1%
Other permanent differences	0.2%	(0.1)%	(0.3)%
Excess stock based compensation	(0.7)%	(1.5)%	—%
Tax benefit due to TCJA	—%	(43.4)%	—%
Other	(0.2)%	0.3%	0.1%

Effective rate	23.6%	(7.0)%	38.9%

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 —  Earnings Per Share

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$24,980	$25,292	$17,279
Less: net income allocated to participating securities	(432)	(628)	(518)

Net income allocated to common stock	$24,548	$24,664	$16,761

Weighted average common shares outstanding	12,418,510	12,528,195	12,521,962
Less: Unvested restricted stock awards considered participating securities	(217,045)	(312,175)	(380,367)

Adjusted weighted average common shares used in computing basic EPS	12,201,465	12,216,020	12,141,595

Basic EPS	$2.01	$2.02	$1.38

Diluted EPS
Net income allocated to common stock	$24,548	$24,664	$16,761

Adjusted weighted average common shares used in computing basic EPS	12,201,465	12,216,020	12,141,595
Add: Effect of dilutive stock-based compensation awards	71,941	33,603	9,102

Adjusted weighted average common shares used in computing diluted EPS	12,273,406	12,249,623	12,150,697

Diluted EPS	$2.00	$2.01	$1.38

For the years ended December 31, 2018, 2017 and 2016, outstanding stock-based compensation awards in the amount of 145,847, 101,157 and 37,333, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — Stockholders’ Equity

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

During the year ended December 31, 2018, the Company purchased 83,305 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $25.83 per share and did not purchase any shares of its common stock under the 2014 Repurchase Plan. During the year ended December 31, 2017, the Company purchased 87,210 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $24.05 per share and 58,914shares of its common stock under the 2014 Repurchase Plan at an average cost of $25.09 per share. During the year ended December 31, 2016, the Company did not repurchase any of its common stock under the 2014 Repurchase Plan in the open market. At December 31, 2018, the Company had $5.8 million remaining in the 2017 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, the “Equity Plans”) may have shares withheld to cover income taxes. There were 28,605, 38,139 and 23,409 shares repurchased to cover income tax withholding in connection with shares granted under the Equity Plans during the years ended December 31, 2018, 2017 and 2016, respectively, at average per-share costs of $26.50, $24.27 and $14.73, respectively.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at December 31, 2018 was $139.0 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At December 31, 2018, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at December 31, 2018 and 2017.

December 31, 2018	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	16.38%	$183,283	4%	$44,756	5%		$55,945
Marlin Business Bank	15.55%	$138,994	5%	$44,706	5%		$44,706
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	17.50%	$183,283	4.5%	$47,118	6.5%		$68,060
Marlin Business Bank	15.99%	$138,994	6.5%	$60,862	6.5%		$60,862
Tier 1 Risk-based Capital
Marlin Business Services Corp.	17.50%	$183,283	6%	$62,825	8%		$83,766
Marlin Business Bank	15.99%	$138,994	8%	$73,903	8%		$73,903
Total Risk-based Capital
Marlin Business Services Corp.	18.76%	$196,409	8%	$83,766	10%		$104,708
Marlin Business Bank	17.24%	$149,909	15%	$130,418	10	%(1)	$91,292

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	17.25%	$177,605	4%	$41,175	5%		$51,468
Marlin Business Bank	14.81%	$145,269	5%	$49,058	5%		$49,058
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	18.22%	$177,605	4.5%	$43,877	6.5%		$63,378
Marlin Business Bank	15.21%	$145,269	6.5%	$62,088	6.5%		$62,088
Tier 1 Risk-based Capital
Marlin Business Services Corp.	18.22%	$177,605	6%	$58,503	8%		$78,003
Marlin Business Bank	15.21%	$145,269	8%	$76,416	8%		$76,416
Total Risk-based Capital
Marlin Business Services Corp.	19.47%	$189,826	8%	$78,003	10%		$97,504
Marlin Business Bank	16.46%	$157,244	15%	$143,280	10	%(1)	$95,520

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 17.24% at December 31, 2018 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 18 — Stock-Based Compensation

Under the terms of the Company’s 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options, stock units, stock awards, and other equity awards is 1,200,000 with not more than 1,000,000 of such shares shall be available for issuance as stock units, stock awards, and other equity awards. There were 342,552 shares available for future awards under the 2014 Plan as of December 31, 2018, of which 289,892 shares were available to be issued as stock units, stock awards, and other equity awards.

Total stock-based compensation expense was $3.4 million, $2.8 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Excess tax benefits from stock-based payment arrangements was $0.3 million for the year ended December 31, 2018 and $0.4 million for the year ended December 31, 2017. An excess tax deficit from stock-based payment arrangements decreased cash provided by financing activities and increased cash provided by operating activities by less than $0.1 million for the year ended December 31, 2016.

Stock Options

Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant and have seven year contractual terms. All options issued contain service conditions based on the participant’s continued service with the Company and may provide for accelerated vesting if there is a change in control as defined in the 2014 Plan. Employee stock options generally vest over three to four years. In previous years, the Company also issued stock options to independent directors. These options generally vest in one year.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 68,689 and 115,883 stock options granted during the years ended December 31, 2018 and 2017, respectively. There were no stock options granted during the year ended 2016.

The fair value of stock options granted during the years ended December 31, 2018 and December 31, 2017 was $7.21 and 6.56, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Assumptions
	2018	2017
Weighted Averages:
Risk-free interest rate	2.64%	1.82%
Expected life (years)	4.50	4.50
Expected volatility	32.32%	34.62%
Expected dividends	1.98%	2.17%

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

A summary of option activity for the each of the three years in the period ended December 31, 2018 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2015	50,686	$12.09
Granted	—	—
Exercised	(7,380)	10.44
Forfeited	(1,666)	12.41
Expired	—	—

Outstanding, December 31, 2016	41,640	$12.37
Granted	115,883	25.75
Exercised	(39,416)	12.37
Forfeited	(21,122)	24.35
Expired	—	—

Outstanding, December 31, 2017	96,985	$25.75
Granted	68,689	28.25
Exercised	(909)	25.75
Forfeited	(17,827)	26.97
Expired	(507)	25.75

Outstanding, December 31, 2018	146,431	$26.77

During the years ended December 31, 2018 and 2017, the Company recognized total compensation expense related to options of $0.3 million and $0.2 million, respectively. During the year ended December 31, 2016, the Company did not recognize any compensation expense related to options.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 909, 39,416 and 7,380 stock options exercised during the years ended December 31, 2018, 2017 and 2016, respectively. The total pretax intrinsic value of stock options exercised was $0.1 million, $0.4 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2018:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$25.75	86,410	5.2	25.75	—	30,289	5.2	25.75	—
$28.25	60,021	6.2	28.25	—	—	—	—	—

	146,431	5.6	26.77	$—	30,289	5.2	25.75	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $22.33 as of December 31, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2018, there was $0.6 million of unrecognized compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations scheduled to be recognized over a weighted average period of 1.3 years.

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

Of the total restricted stock awards granted during the year ended December 31, 2018, no shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2018, 2017 and 2016 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of the non-vested restricted stock during the each of the three years in the period ended December 31, 2018:

Non-vested restricted stock	Number of Shares	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2015	313,236	$16.65
Granted	183,506	15.31
Vested	(77,149)	16.11
Forfeited	(23,075)	17.73

Outstanding at December 31, 2016	396,518	$16.07
Granted	44,758	25.36
Vested	(122,202)	16.19
Forfeited	(41,457)	16.07

Outstanding at December 31, 2017	277,617	$17.51
Granted	18,206	29.84
Vested	(93,764)	15.13
Forfeited	(15,456)	17.46

Outstanding at December 31, 2018	186,603	$19.91

During the years ended December 31, 2018, 2017 and 2016, the Company granted restricted stock awards with grant date fair values totaling $0.5 million, $1.1 million and $2.8 million, respectively. The grant date fair value per share was equivalent to the Company’s closing stock price on the date of the grant.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $1.3 million, $1.7 million and $1.9 million of compensation expense related to restricted stock for the years ended December 31, 2018, 2017 and 2016, respectively.

Of the $1.3 million total compensation expense related to restricted stock for the year ended December 31, 2018, approximately $0.2 million related to accelerated vesting during the first quarter of 2018, based on the achievement of certain performance criteria determined annually. Of the $1.7 million total compensation expense related to restricted stock for the year ended December 31, 2017, approximately $0.5 million related to accelerated vesting during the first quarter of 2017, which was also based on the achievement of certain performance criteria determined annually.

As of December 31, 2018, there was $2.0 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.6 years. In the event individual performance targets are achieved, $0.1 million of the unrecognized compensation cost would accelerate to be recognized over a weighted average period of 0.2 years. In addition, certain of the awards granted may result in the issuance of 7,075 additional shares of stock if achievement of certain targets is greater than 100%. The expense related to the additional shares awarded will be dependent on the Company’s stock price when the achievement level is determined.

The fair values of shares that vested during the years ended December 31, 2018, 2017 and 2016 were $2.5 million, $3.0 million and $1.2 million, respectively.

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

The following tables summarize market restricted stock unit activity for the twelve-month period ended December 31, 2018:

Performance-based & market-based RSUs	Number of RSUs	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2015	—	$—
Granted	120,000	9.47
Forfeited	—	—
Converted	—	—

Outstanding at December 31, 2016	120,000	$9.47
Granted	72,180	24.06
Forfeited	(33,627)	14.13
Converted	—	—

Outstanding at December 31, 2017	158,553	15.13
Granted	35,056	28.25
Forfeited	(1,688)	25.75
Converted	—	—

Outstanding at December 31, 2018	191,921	17.43

Service-based RSUs
Outstanding at December 31, 2016	—	$—
Granted	30,653	25.65
Forfeited	(4,813)	25.75
Converted	—	—

Outstanding at December 31, 2017	25,840	25.63
Granted	49,463	28.26
Forfeited	(5,606)	27.21
Converted	(8,441)	25.63

Outstanding at December 31, 2018	61,256	27.61

There were no RSU’s with market based vesting conditions granted during the twelve-month period ended December 31, 2018. The weighted average grant-date fair value of RSUs with market based vesting conditions granted during the twelve-month period ended December 31, 2017 was $13.32 per unit. The weighted average grant-date fair value of RSUs with market based vesting conditions granted during the twelve-month period

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2016 was $9.47 per unit. The weighted average grant date fair value of these market based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Grant date stock price	$—	25.75	18.24
Risk-free interest rate	—	1.72%	1.06%
Expected volatility	—	33.42%	35.16%
Dividend yield	—	—	—

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

During the years ended December 31, 2018, 2017 and 2016, the Company granted RSUs with grant-date fair values totaling $2.4 million, 2.5 million and $1.1 million, respectively. The Company recognized $1.7 million, 0.9 million and less than $0.1 million of compensation expense related to RSUs for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $2.9 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 1.6 years based on the most probable performance assumptions. In the event maximum performance targets are achieved, an additional $1.7 million of compensation cost would be recognized over a weighted average period of 1.5 years. As of December 31, 2018, 161,569 performance units are expected to convert to shares of common stock based on the most probable performance assumptions. In the event maximum performance targets are achieved, 271,276 performance units would convert to shares of common stock.

Employee Stock Purchase Plan

In May 2012, the Company’s shareholders approved the adoption of the Company’s 2012 Employee Stock Purchase Plan (the “2012 ESPP”). Under the terms of the 2012 ESPP, employees have the opportunity to set aside up to 10% of their compensation (subject to certain maximums) and to purchase shares of common stock during designated offering periods at a price equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the fair market value per share on the purchase date. The aggregate number of shares that may be issued under the 2012 ESPP is 140,000. During the years ended 2018 and 2017, 18,076 and 18,890 shares, respectively, of common stock were sold for $0.4 million and $0.4 million, respectively, pursuant to the terms of the 2012 ESPP. As of December 31, 2018, there were 33,349 shares remaining available for issuance under the 2012 ESPP. During the years ended 2018 and 2017, the Company recognized total compensation expense of $0.1 million and $0.1 million, respectively, related to the 2012 ESPP. During the year ended December 31, 2016 the Company did not recognize any compensation expense related to the 2012 ESPP.

NOTE 19 — Employee 401(k) Plan

The Company adopted a 401(k) plan (the “401(k) Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the 401(k) Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service guidelines. Effective July 1, 2007, the 401(k) Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2018, 2017 and 2016 were approximately $0.3 million, $0.3 million and $0.2 million, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — Parent Company

Summarized financial information of the parent company is as follows:

Parent Company — Balance Sheet

	December 31,
	2018	2017
	(Dollars in thousands, except per-share data)
ASSETS
Investment in and advances to subsidiaries:
Bank subsidiary	$141,827	$145,249
Nonbank subsidiaries	56,684	34,400

Total assets	$198,511	$179,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,367,724 and 12,449,458 shares issued and outstanding at December 31, 2018 and 2017, respectively	124	124
Additional paid-in capital	83,498	82,588
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(44)	(96)
Retained earnings	114,935	97,035

Total stockholders’ equity	198,511	179,649

Total liabilities and stockholders’ equity	$198,511	$179,649

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company — Income Statement

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Income:
Dividends from nonbank subsidiaries	$9,931	$11,556	$7,268
Dividends from bank subsidiary	20,000	6,000	7,600

Total revenue	29,931	17,556	14,868
Total expense	—	—	—
Income before income taxes and equity in undistributed net income of subsidiaries	29,931	17,556	14,868

Income tax (benefit) expense	—	—	—
Equity in undistributed income (loss):
Bank subsidiary	(3,417)	14,571	7,247
Nonbank subsidiaries	(1,534)	(6,835)	(4,836)

Net Income	$24,980	$25,292	$17,279

Other comprehensive income:
Reclassification due to adoption of ASU 2016-01, ASU 2018-02 and ASU 2018-03	107	—	—
cash flow hedge derivatives
Increase (decrease) in fair value of securities available for sale	(7)	68	(15)
Tax effect	(48)	(26)	6

Total other comprehensive income (loss)	52	42	(9)

Comprehensive income	$25,032	$25,334	$17,270

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company — Statement of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$24,980	$25,292	$17,279
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net (income) losses of subsidiaries	(4,980)	(19,292)	(9,679)

Net cash provided by operating activities	20,000	6,000	7,600

Cash flows from investing activities:
Capital returned from nonbank subsidiaries	9,931	11,556	7,268
Capital contributed to subsidiaries	(20,492)	(6,941)	(7,952)

Net cash provided by (used in) investing activities	(10,561)	4,615	(684)

Cash flows from financing activities:
Issuances of common stock	402	356	259
Repurchases of common stock	(2,908)	(4,501)	(345)
Dividends paid to common stockholders	(6,956)	(6,958)	(6,907)
Exercise of stock options	23	488	77

Net cash used in financing activities	(9,439)	(10,615)	(6,916)

Net increase in total cash and cash equivalents	—	—	—
Total cash and cash equivalents, beginning of period	—	—	—

Total cash and cash equivalents, end of period	$—	$—	$—

NOTE 21 — Events Subsequent to Year-End

The Company declared a dividend of $0.14 per share on January 31, 2019. The quarterly dividend, which amounted to a dividend payment of approximately $1.7 million, was paid on February 21, 2019 to shareholders of record on the close of business on February 11, 2019. It represented the Company’s thirtieth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

In January 2019, the Company extended its lease agreement on its executive offices in Mount Laurel, New Jersey. The original expiration date of May 2020 was extended to May 2032, with an expected obligation of approximately $0.9 million per year. Concurrently, the Company also entered into a lease agreement for an additional 9,700 square feet at the same location. The original expiration date of May 2020 was extended to May 2032, with an expected obligation of approximately $0.2 million per year.

Supplementary Data

The selected unaudited quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per-share data)
Year ended December 31, 2018
Interest income	$23,279	$23,964	$24,836	$24,946
Fee income	3,959	3,876	3,930	4,078
Interest and fee income	27,238	27,840	28,766	29,024
Interest expense	3,399	3,711	4,955	5,349
Provision for credit losses	4,612	4,256	4,893	5,761
Non-interest income	5,234	4,627	4,448	7,125
Income tax expense	1,682	2,057	1,723	2,259
Net income	6,185	6,467	5,906	6,422
Basic earnings per share	0.50	0.52	0.48	0.52
Diluted earnings per share	0.50	0.52	0.47	0.51
Cash dividends declared per share	0.14	0.14	0.14	0.14
Net investment in leases and loans	930,627	963,109	970,425	1,000,740
Total assets	1,071,225	1,113,311	1,126,733	1,167,046

Year ended December 31, 2017
Interest income	$20,531	$21,567	$22,363	$22,994
Fee income	3,530	3,745	3,780	3,809
Interest and fee income	24,061	25,312	26,143	26,803
Interest expense	2,340	2,612	3,000	3,228
Provision for credit losses	3,884	4,314	5,680	4,516
Non-interest income	3,753	4,079	3,602	5,298
Income tax expense (benefit)	489	2,732	2,049	(6,926)
Net income	1,540	4,553	3,305	15,894
Basic earnings per share	0.12	0.36	0.26	1.27
Diluted earnings per share	0.12	0.36	0.26	1.27
Cash dividends declared per share	0.14	0.01	0.14	0.14
Net investment in leases and loans	828,840	862,703	886,430	914,420
Total assets	944,492	985,082	1,013,017	1,040,160

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2018, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the 1934 Act. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the 1934 Act) are designed and operating effectively to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

We have adopted a code of ethics and business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of ethics and business conduct is available free of charge within the investor relations section of our website at www.marlincapitalsolutions.com. We intend to post on our website any amendments and waivers to the code of ethics and business conduct that are required to be disclosed by the rules of the Securities and Exchange Commission, or file a Form 8-K, Item 5.05 to the extent required by NASDAQ listing standards.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.	Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements.

Supplementary Data.

2.	Financial Statement Schedules

Schedules are omitted because they are not applicable or are not required or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits

Number	Description

3.1(2)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(13)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

10.1(5)†	2003 Equity Compensation Plan of the Registrant, as amended.

10.2(4)†	Amendment 2009-1 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.3(4)†	Amendment 2009-2 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.4(4)†	Amendment 2009-3 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.5(5)†	2012 Employee Stock Purchase Plan of the Registrant.

10.6(3)	Letter Agreement, dated as of June 11, 2007 and effective as of March 11, 2008, by and between the Registrant, Peachtree Equity Investment Management, Inc. and WCI (Private Equity) LLC.

10.7(6)	2014 Equity Compensation Plan.

10.8(7)	Form of Non-Employee Director Stock Award.

Number	Description

10.9(8)	Form of Employee Stock Award.

10.10(9)†	Employment Offer Letter between W. Taylor Kamp and Marlin Business Services Corp. dated as of August 3, 2015.

10.11(10)†	Severance Pay Plan for Senior Management.

10.12(11)†	Employment Offer Letter between Jeffrey A. Hilzinger and Marlin Business Services Corp. dated as of April 25, 2016.

10.13(12)†	Form of Performance Stock Unit Award Agreement.

10.14†	Employment Offer Letter between Michael A. Bogansky and Marlin Business Services Corp. dated as of December 4, 2018 (Filed herewith).

21.1	List of Subsidiaries (Filed herewith).

23.1	Consent of Deloitte & Touche LLP (Filed herewith)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended) (Furnished herewith).

101	Financial statements from the Annual Report on Form 10-K of the Company for the period ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Submitted electronically with this report).

†	Management contract or compensatory plan or arrangement.
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

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form DEF 14A filed on April 23, 2012, and incorporated by reference herein.
(6)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein.
(7)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2014, and incorporated by reference herein.
(8)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2014, and incorporated by reference herein.

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

Date: March 8, 2019

MARLIN BUSINESS SERVICES CORP.

By:	/s/ JEFFREY HILZINGER
Jeffrey Hilzinger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/S/ JEFFREY HILZINGER	Chief Executive Officer	March 8, 2019
	Jeffrey Hilzinger	(Principal Executive Officer)
Interim Chief Financial Officer
(Principal Financial Officer)

By:	/S/ LAWRENCE J. DEANGELO	Chairman of the Board of Directors	March 8, 2019
Lawrence J. DeAngelo

By:	/S/ JOHN J. CALAMARI	Director	March 8, 2019
John J. Calamari

By:	/S/ SCOTT HEIMES	Director	March 8, 2019
Scott Heimes

By:	/S/ MATTHEW J. SULLIVAN	Director	March 8, 2019
Matthew J. Sullivan

By:	/S/ J. CHRISTOPHER TEETS	Director	March 8, 2019
J. Christopher Teets

By:	/S/ JAMES W. WERT	Director	March 8, 2019
James W. Wert