Form 10-Q
period 2019-03-31
MARLIN BUSINESS SERVICES CORP
filed 2019-05-03
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

Commission file number 000-50448

MARLIN BUSINESS SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3686388
(State of incorporation)	(I.R.S. Employer Identification Number)

300 Fellowship Road, Mount Laurel, NJ 08054

(Address of principal executive offices)

(Zip code)

(888) 479-9111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 per share	MRLN	The NASDAQ Stock Market LLC

At April 25, 2019, 12,349,023 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended March 31, 2019

PART I. Financial Information

Item 1.	Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$4,737	$5,088
Interest-earning deposits with banks	136,215	92,068

Total cash and cash equivalents	140,952	97,156
Time deposits with banks	11,239	9,659
Restricted interest-earning deposits (Note 13)	13,174	14,045
Investment securities (amortized cost of $10.8 million and $11.2 million at March 31, 2019 and December 31, 2018, respectively)	10,676	10,956
Net investment in leases and loans:
Leases	480,766	489,299
Loans	559,306	527,541

Net investment in leases and loans, excluding allowance for credit losses (includes $129.4 million and $150.2 million at March 31, 2019 and December 31, 2018, respectively, related to consolidated VIEs)	1,040,072	1,016,840
Allowance for credit losses	(16,882)	(16,100)

Total net investment in leases and loans	1,023,190	1,000,740
Intangible assets	8,149	7,912
Goodwill	6,735	7,360
Operating lease right-of-use assets	6,048	—
Property and equipment, net	3,992	4,317
Property tax receivables, net of allowance	9,133	5,245
Other assets	13,437	9,656

Total assets	$1,246,725	$1,167,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$840,167	$755,776
Long-term borrowings related to consolidated VIEs	129,171	150,055
Operating lease liabilities	9,104	—
Other liabilities:
Sales and property taxes payable	8,590	3,775
Accounts payable and accrued expenses	34,105	36,369
Net deferred income tax liability	23,938	22,560

Total liabilities	1,045,075	968,535

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,349,076 and 12,367,724 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	123	124
Additional paid-in capital	83,215	83,498
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	(4)	(44)
Retained earnings	118,318	114,935

Total stockholders’ equity	201,650	198,511

Total liabilities and stockholders’ equity	$1,246,725	$1,167,046

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per-share data)
Interest income	$25,883	$23,279
Fee income	4,042	3,959

Interest and fee income	29,925	27,238
Interest expense	5,962	3,399

Net interest and fee income	23,963	23,839
Provision for credit losses	5,363	4,612

Net interest and fee income after provision for credit losses	18,600	19,227

Non-interest income:
Insurance premiums written and earned	2,132	1,939
Other income	10,816	3,295

Non-interest income	12,948	5,234

Non-interest expense:
Salaries and benefits	11,451	10,023
General and administrative	13,354	6,571

Non-interest expense	24,805	16,594

Income before income taxes	6,743	7,867
Income tax expense	1,602	1,682

Net income	$5,141	$6,185

Basic earnings per share	$0.42	$0.50
Diluted earnings per share	$0.41	$0.50

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net income	$5,141	$6,185

Other comprehensive income (loss):
Reclassification due to adoption of ASU 2016-01, ASU 2018-02 and ASU 2018-03	—	107
Increase (decrease) in fair value of debt securities available for sale	54	(79)
Tax effect	(14)	(30)

Total other comprehensive income (loss)	40	(2)

Comprehensive income	$5,181	$6,183

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2017	12,449,458	$124	$82,588	$(2)	$(96)	$97,035	$179,649
Repurchase of common stock	(37,026)	—	(1,000)	—	—	—	(1,000)
Restricted stock grant, net of forfeitures	6,065	—	—	—	—	—	—
Stock-based compensation recognized	—	—	921	—	—	—	921
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(59)	—	(59)
Net income	—	—	—	—	—	6,185	6,185
Impact of adoption of new accounting standards (1)	—	—	—	—	57	(57)	—
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(1,769)	(1,769)

Balance, March 31, 2018	12,418,497	$124	$82,509	$(2)	$(98)	$101,394	$183,927

Balance, December 31, 2018	12,367,724	124	83,498	(2)	(44)	114,935	198,511
Repurchase of common stock	(48,857)	(1)	(1,144)	—	—	—	(1,145)
Stock issued in connection with restricted stock and RSU’s, net of forfeitures	30,209	—	—	—	—	—	—
Stock-based compensation recognized	—	—	861	—	—	—	861
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	40	—	40
Net income	—	—	—	—	—	5,141	5,141
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(1,758)	(1,758)

Balance, March 31, 2019	12,349,076	$123	$83,215	$(2)	$(4)	$118,318	$201,650

(1)	Represents the impact of Accounting Standards Update (“ASU”) 2016-01, ASU 2018-02 and ASU 2018-03

See Note 2 to the consolidated financial statements for more information

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,141	$6,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,209	1,024
Stock-based compensation	861	921
Change in fair value of equity securities	(43)	55
Provision for credit losses	5,363	4,612
Net deferred income taxes	1,364	1,883
Amortization of deferred initial direct costs and fees	3,563	3,202
Loss on equipment disposed	389	310
Gain on leases sold	(3,612)	(1,681)
Leases originated for sale	(10,675)	(547)
Proceeds from sale of leases originated for sale	11,052	558
Operating lease liability payments	(100)	—
Effect of changes in other operating items:
Other assets	(4,982)	1,058
Other liabilities	2,934	4,122

Net cash provided by operating activities	12,464	21,702

Cash flows from investing activities:
Net change in time deposits with banks	(1,580)	446
Funds used to originate leases and loans	(197,168)	(165,937)
Principal collections on leases and loans	122,871	115,428
Proceeds from sale of leases originated for investment	45,428	24,104
Security deposits collected, net of refunds	(76)	(93)
Proceeds from the sale of equipment	696	808
Acquisitions of property and equipment	(376)	(246)
Principal payments received on (purchases of) securities available for sale	372	444

Net cash used in investing activities	(29,833)	(25,046)

Cash flows from financing activities:
Net change in deposits	84,391	23,830
Term securitization repayments	(21,104)	—
Business combinations earn-out consideration payments	(121)	—
Repurchases of common stock	(1,145)	(1,000)
Dividends paid	(1,727)	(1,741)

Net cash provided by financing activities	60,294	21,089

Net increase in total cash, cash equivalents and restricted cash	42,925	17,745
Total cash, cash equivalents and restricted cash, beginning of period	111,201	67,146

Total cash, cash equivalents and restricted cash, end of period	$154,126	$84,891

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$5,204	$3,045
Net cash paid (refunds received) for income taxes	$1,371	$(8,092)
Leases transferred into held for sale from investment	$42,193	$22,434

Supplemental disclosures of non cash investing activities:
Business combinations assets acquired	$146	$—
Purchase of equipment for lease contracts and loans originated	$6,979	$5,028

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets

Cash and cash equivalents	$140,952	$84,891
Restricted Cash	13,174	—

Cash, cash equivalents and restricted cash at end of period	$154,126	$84,891

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – The Company

Description

Marlin Business Services Corp. (the “Company”) is a nationwide provider of credit products and services to small businesses. The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment (including Commercial Vehicle Group (“CVG”) assets which now incorporates Transportation Finance Group (“TFG”)) and working capital loans. The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary (“Assurance One”), which enables us to reinsure the property insurance coverage for the equipment financed by Marlin Leasing Corporation (“MLC”) and Marlin Business Bank (“MBB”) for our end user customers. Effective March 12, 2008, the Company opened MBB, a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits.

On September 19, 2018, the Company completed the acquisition of Fleet Financing Resources (“FFR”), a leading provider of equipment finance credit products specializing in the leasing and financing of both new and used commercial vehicles, with an emphasis on livery equipment and other types of commercial vehicles used by small businesses. This acquisition is consistent with our strategy of augmenting organic growth with strategic acquisitions that extend our existing equipment finance business into new and attractive markets. The Company paid $10.0 million in cash for FFR and incurred an immaterial amount of acquisition-related cost. In addition, if FFR generates volume of up to $542 million from the closing date through September 30, 2026, we have agreed to pay the seller up to an additional $5.5 million in cash in earn-out consideration. This earn-out consideration will be calculated quarterly based on a sliding scale of percentage of revenue volume that increases as successively greater tiers of volume are attained, and if the maximum earn-out consideration is earned, the total consideration paid for FFR will be $15.5 million. The valuation of this earn-out will be evaluated in the fourth quarter of each year and more frequently if warranted, and the difference between the revised fair value estimate and the earn-out liability will be recorded in earnings. The Company completed the purchase price allocation in the first quarter of 2019 with $5.6 million recorded to goodwill and $7.6 million recorded to intangible assets for vendor relationships and lender relationships, offset by a contingent consideration liability of $3.2 million representing the estimated fair value of the earn-out. See Note 7 for additional information regarding the identified intangible assets acquired. The acquisition has been accounted for using the acquisition method of accounting. The unaudited pro forma financial information disclosed in the following sentence is for informational purposes only and is not indicative of future operations or results. If the acquisition had occurred at the beginning of 2018, the Company’s total revenue and net income for the three-month period ended March 31, 2018, would have been approximately $33.9 million and $6.5 million, respectively.

References to the “Company,” “Marlin,” “Registrant,” “we,” “us” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE 2 – Summary of Significant Accounting Policies

Basis of financial statement presentation. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. MLC and MBB are managed together as a single business segment and are aggregated for financial reporting purposes as they exhibit similar economic characteristics, share the same leasing and loan portfolio and have one product offering. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements present the Company’s financial position at March 31, 2019 and the results of operations for the three month periods ended March 31, 2019 and 2018, and cash flows for the three-month periods ended March 31, 2019 and 2018. In Management’s opinion, the unaudited consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019. The consolidated results of operations for the three-month periods ended March 31, 2019 and 2018 and the consolidated statements of cash flows for the three-month periods ended March 31, 2019 and 2018 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

There have been no significant changes to our Significant Accounting Policies as described in our 2018 Annual Report on Form 10-K other than the adoption of ASU 2016-02 as described below.

Recently Issued Accounting Standards.

Fair Value. In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of such transfers and the valuation process for Level 3 fair value measurements. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the company.

Intangibles - Goodwill. In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract to clarify the accounting treatment for implementation costs for cloud computing arrangements The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the company.

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking current expected loss model which will generally result in more timely recognition of losses. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a cross functional implementation team to review the requirements of ASU 2016-13. The Company is still evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

Recently Adopted Accounting Standards.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. The ASU will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The ASU also requires expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has applied the new transition method upon adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors, which clarifies the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which aligned the new lease guidance with the existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. It also clarified an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the board’s new lease accounting standard. The Company adopted the guidance in these ASUs on January 1, 2019. As a result the Company recorded right-of-use assets of $6.2 million, lease incentive receivables of $2.8 million and lease liabilities of $9.1 million. At January 1, 2019, there was no adjustment to opening retained earnings. The Company, as a Lessor, will record property tax income and expense associated with leasing on a gross basis in the Consolidated Statements of Operations. The property tax income and expense are recorded in the same period as earned and incurred, and the Company recognizes a provision for uncollectible property tax revenue as contra-revenue when a loss is probable and collectability is not reasonably assured. In addition, ASU 2016-02 limits the types of direct lease origination costs that are able to be deferred, which will reduce prospective deferred lease origination costs on a unit basis.

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

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Insurance premiums written and earned	$2,132	$1,939
Gain on sale of leases and loans	3,612	1,681
Servicing income	287	496
Property tax income	5,643	—
Net gains recognized during the period on equity securities	43	—

Non-interest income within the scope of other GAAP topics	11,717	4,116

Property tax administrative fees on leases	268	191
ACH payment fees	86	85
Insurance policy fees	668	511
Referral fees	155	282
Other	54	49

Non-interest income from contracts with customers	1,231	1,118

Total non-interest income	$12,948	$5,234

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

NOTE 4 – Investment Securities

Debt Securities, Available for Sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity unless management determines that an investment is other-than-temporarily impaired (OTTI). Changes in fair value of equity securities are recorded through the Consolidated Statement of Operations. The amortized cost and estimated fair value of investments, with gross unrealized gains and losses, were as follows as of March 31, 2019 and December 31, 2018:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
Asset-backed securities (“ABS”)	$4,790	$23	$(37)	$4,776
Municipal securities	2,375	32	—	2,407
Equity Securities
Mutual fund	3,651	—	(158)	3,493

Total investment securities	$10,816	$55	$(195)	$10,676

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$4,934	$20	$(39)	$4,915
Municipal securities	2,629	3	(20)	2,612
Equity Securities
Mutual fund	3,631	—	(202)	3,429

Total investment securities	$11,194	$23	$(261)	$10,956

The Company had $3.5 million and $3.4 million in equity securities recorded at fair value at March 31, 2019 and December 31, 2018, respectively. The following schedule is a summary of fair value changes recognized in net income on equity securities during the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31
(Dollars in thousands)	2019	2018
Net gains (losses) recognized during the period on equity securities	$43	$(55)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—

Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$43	$(55)

The following tables present the aggregate amount of unrealized losses on securities in the Company’s investment securities classified according to the amount of time those securities have been in a continuous loss position as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$—	$—	$(37)	$3,296	$(37)	$3,296
Equity Securities
Mutual fund	—	—	(158)	3,493	(158)	3,493

Total investment securities	$—	$—	$(195)	$6,789	$(195)	$6,789

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$—	$—	$(39)	$3,340	$(39)	$3,340
Municipal securities	(16)	1,436	(4)	408	(20)	1,844
Equity Securities
Mutual fund	—	—	(202)	3,429	(202)	3,429

Total investment securities	$(16)	$1,436	$(245)	$7,177	$(261)	$8,613

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities available for sale at March 31, 2019, by remaining contractual maturity, with the exception of ABS and municipal securities, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties:

	March 31, 2019
	1 Year	1-5	5-10	After 10
	or Less	Years	Years	Years	Total
	(Dollars in thousands)
Amortized Cost:
Debt Securities, Available for Sale:
ABS	$—	$2,915	$1,908	$—	$4,823
Municipal securities	—	521	1,854	—	2,375

Total debt securities available for sale	$—	$3,436	$3,762	$—	$7,198

Estimated fair value	$—	$3,431	$3,784	$—	$7,215
Weighted-average yield, GAAP basis	—	2.30%	2.72%	—	2.52%

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses is recorded in other comprehensive income, net of taxes. The Company did not recognize any OTTI in earnings related to its investment securities for the three months ended March 31, 2019 and March 31, 2018.

NOTE 5 – Net Investment in Leases and Loans

The Company’s lease portfolio is comprised entirely of sales type leases whose terms generally range from 36 to 72 months. At the time of application, small business customers can select a purchase option that will allow them to purchase the equipment at the end of the contract term for either one dollar, the fair market value of the equipment or a specified percentage of the original equipment cost. Alternatively, the customers can continue leasing or return the equipment. We estimate the residual value of the equipment which is recorded as an asset on our balance sheet. Realization of residual values depends on numerous factors including: the general market conditions at the time of expiration of the lease; the customer’s election to enter into a renewal period; the cost of comparable new equipment; the obsolescence of the leased equipment; any unusual or excessive wear and tear on or damage to the equipment; the effect of any additional or amended government regulations; and the foreclosure by a secured party of our interest in a defaulted lease.

Net investment in leases and loans consists of the following:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Minimum lease payments receivable	$520,767	$530,867
Estimated residual value of equipment	28,240	27,646
Unearned lease income, net of initial direct costs and fees deferred	(67,479)	(68,376)
Security deposits	(762)	(838)

Total leases	480,766	489,299
Commercial loans, net of origination costs and fees deferred
Working Capital Loans	43,210	36,856
CRA(1)	1,476	1,466
Equipment loans(2)	440,247	423,168
CVG	74,373	66,051

Total commercial loans	559,306	527,541
Allowance for credit losses	(16,882)	(16,100)

	$1,023,190	$1,000,740

(1)	CRA loans are comprised of loans originated under a line of credit to satisfy its obligations under the Community Reinvestment Act of 1977.
(2)	Equipment loans are comprised of Equipment Finance Agreements, Installment Purchase Agreements and other loans.

At March 31, 2019, $129.4 million in net investment in leases are pledged as collateral for the Company’s outstanding asset-backed securitization balance and $36.1 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

Initial direct costs and origination costs net of fees deferred were $20.8 million and $20.5 million as of March 31, 2019 and December 31, 2018, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. ASU 2016-02 limited the types of costs that qualify for deferral as initial direct costs for leases, which reduced the deferral of unit lease costs and resulted in an increase in current period expense. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At March 31, 2019 and December 31, 2018, $23.9 million and $23.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Maturities of lease receivables under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of March 31, 2019:

	Minimum Lease Payments Receivable (1)	Income Amortization (2)
	(Dollars in thousands)
Period Ending December 31,
2019	$163,540	$27,172
2020	162,580	22,444
2021	105,790	11,464
2022	58,853	4,839
2023	26,033	1,365
Thereafter	3,971	195

	$520,767	$67,479

(1)	Represents the undiscounted cash flows of the lease payments receivable.
(2)	Represents the difference between the undiscounted cash flows and the discounted cash flows.

The lease income recognized is as follows:

	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Selling profit(1)	$—	$—
Interest income	$10,961	$12,995

(1)	The Company does not derive income from the sale of the equipment.

NOTE 6 – Allowance for Credit Losses

In accordance with the Contingencies and Receivables Topics of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The tables which follow provide activity in the allowance for credit losses and asset quality statistics.

	Three months ended March 31, 2019
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance (2)	CVG	Total
Allowance for credit losses, beginning of period	$1,467	$—	$13,531	$1,102	$16,100

Charge-offs	(673)	—	(4,333)	(328)	(5,334)
Recoveries	19	—	734	—	753

Net charge-offs	(654)	—	(3,599)	(328)	(4,581)

Provision for credit losses	871	—	4,043	449	5,363

Allowance for credit losses, end of period	$1,684	$—	$13,975	$1,223	$16,882

Ending lease or loan balance(1,3)	$42,781	$1,476	$897,359	$77,695	$1,019,311

	Three months ended March 31, 2018
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance (2)	CVG	Total
Allowance for credit losses, beginning of period	$1,036	$—	$12,663	$1,152	$14,851

Charge-offs	(229)	—	(4,029)	(157)	(4,415)
Recoveries	6	—	528	38	572

Net charge-offs	(223)	—	(3,501)	(119)	(3,843)

Provision for credit losses	497	—	3,978	137	4,612

Allowance for credit losses, end of period	$1,310	$—	$13,140	$1,170	$15,620

Ending lease or loan balance(1)	$30,799	$1,355	$839,714	$55,884	$927,752
Ending balance: individually evaluated for impairment	—	—	597	—	597

Ending balance: collectively evaluated for impairment	$30,799	$1,355	$839,117	$55,884	$927,155

	Year ended December 31, 2018
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance (2)	CVG	Total
Allowance for credit losses, beginning of period	$1,036	$—	$12,663	$1,152	$14,851

Charge-offs	(1,537)	—	(18,149)	(907)	(20,593)
Recoveries	60	—	2,199	61	2,320

Net charge-offs	(1,477)	—	(15,950)	(846)	(18,273)

Provision for credit losses	1,908	—	16,818	796	19,522

Allowance for credit losses, end of period	$1,467	$—	$13,531	$1,102	$16,100

Ending lease or loan balance(1,3)	$36,478	$1,466	$890,785	$67,654	$996,383

(1)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(2)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(3)	For the three months ended March 31, 2019, and the year ended December 31, 2018, the Company determined that no leases or loans required individual evaluation.

For the three-month period ended March 31, 2019, the Company sold $52.9 million of leases and loans from its portfolio for a gain on sale of $3.6 million. For the year ended December 31, 2018, the Company sold $139.0 million of leases and loans from its portfolio for a gain on sale of $8.4 million.

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

The following tables present the segments of the loan portfolio in which a formal risk weighting system is utilized summarized by the categories of “pass” and “special mention”, and the classified categories of “substandard”, “doubtful”, and “loss” within the Company’s risk rating system at March 31, 2019 and December 31, 2018. The data within the tables reflect net investment, excluding deferred fees and cost and allowance:

	March 31, 2019
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance	CVG	Total
Pass	$41,848	$1,476	$885,180	$76,403	$1,004,907
Special Mention	73	—	4,451	233	4,757
Substandard	576	—	3,707	688	4,971
Doubtful	284	—	2,515	119	2,918
Loss	—	—	1,506	252	1,758

Total	$42,781	$1,476	$897,359	$77,695	$1,019,311

	December 31, 2018
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance	CVG	Total
Pass	$35,793	$1,466	$879,275	$66,463	$982,997
Special Mention	47	—	4,373	146	4,566
Substandard	145	—	3,460	660	4,265
Doubtful	300	—	2,353	158	2,811
Loss	193	—	1,324	227	1,744

Total	$36,478	$1,466	$890,785	$67,654	$996,383

Troubled debt restructurings are restructurings of leases and loans in which, due to the borrower’s financial difficulties, a lender grants a concession that it would not otherwise consider for borrowers of similar credit quality. As of March 31, 2019 and December 31, 2018, the Company did not have any Troubled debt restructurings.

Loan Delinquencies and Non-Accrual Leases and Loans

Net investments in leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At March 31, 2019 and December 31, 2018, there were no finance receivables past due 90 days or more and still accruing.

Working Capital Loans are generally placed in non-accrual status when they are 30 days past due and generally charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management. At March 31, 2019, there were no Working Capital Loans past due 30 days or more and still accruing. At December 31, 2018, there were no Working Capital Loans past due 30 days or more and still accruing.

Management further monitors the performance and credit quality of the loan portfolio as determined by the length of time a recorded payment is due.

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio as of March 31, 2019 and December 31, 2018:

	30-59	60-89	>90
	Days	Days	Days	Total		Total
March 31, 2019	Past	Past	Past	Past		Finance	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing
Working Capital Loans	$284	$—	$—	$284	$42,497	$42,781	$284
CRA	—	—	—	—	1,476	1,476	—
Equipment Finance (1)	4,736	3,106	4,153	11,995	1,009,005	1,021,000	4,153
CVG	203	130	237	570	90,438	91,008	237

Total Leases and Loans (2)	$5,223	$3,236	$4,390	$12,849	$1,143,416	$1,156,265	$4,674

	30-59	60-89	>90
	Days	Days	Days	Total		Total
December 31, 2018	Past	Past	Past	Past		Finance	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing
Working Capital Loans	$300	$51	$141	$492	$35,986	$36,478	$492
CRA	—	—	—	—	1,466	1,466	—
Equipment Finance (1)	4,537	3,123	3,529	11,189	1,001,363	1,012,552	3,529
CVG	166	257	191	614	78,407	79,021	191

Total Leases and Loans (2)	$5,003	$3,431	$3,861	$12,295	$1,117,222	$1,129,517	$4,212

(1)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(2)	Represents total minimum lease and loan payments receivable for Equipment Finance and CVG and as a percentage of principal outstanding for Working Capital Loans and CRA.

NOTE 7 - Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance of $7.4 million at December 31, 2018 included $1.2 million from the Company’s acquisition of Horizon Keystone Financial, an equipment leasing company (“HKF”), in January 2017 and $6.2 million from the preliminary allocation of the purchase price of the Company’s acquisition of FFR in September 2018. The Company completed the purchase price allocation in the first quarter of 2019 upon receiving clarification of certain outstanding matters and established a final goodwill valuation of $5.6 million resulting in a goodwill reduction of $0.6 million in the first quarter of 2019. The goodwill balance represents the excess purchase price over the Company’s fair value of the assets acquired and is not amortizable but is deductible for tax purposes. Impairment testing will be performed in the fourth quarter of each year and more frequently as warranted in accordance with the applicable accounting guidance.

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2019 are as follows:

(Dollars in thousands)	Total Company
Balance at December 31, 2018	$7,360
Changes	(625)

Balance at March 31, 2019	$6,735

Intangible assets

During the first quarter of 2017, in connection with the acquisition of HKF, the Company acquired certain definite-lived intangible assets with a total cost of $1.3 million and a weighted average amortization period of 8.7 years. During the third quarter of 2018, in connection with the acquisition of FFR, the Company acquired certain definite-lived intangible assets with a total cost of $7.2 million based on a preliminary evaluation. The Company subsequently completed the purchase price allocation in the first quarter of 2019 and established a cost of $7.6 million for the acquired intangible assets and a weighted average amortization period of 10.8 years The Company had no indefinite-lived intangible assets at March 31, 2019.

The following table presents details of the Company’s intangible assets as of March 31, 2019:

(Dollars in thousands)			Accumulated	Net
Description	Useful Life	Cost	Amortization	Value
Lender relationships	3 to 10 years	$1,630	$334	$1,296
Vendor relationships	11 years	7,290	478	6,812
Corporate trade name	7 years	60	19	41

		$8,980	$831	$8,149

There was no impairment of these assets in the first quarter of 2019. Amortization related to the Company’s definite lived intangible assets was $0.2 million for the three-month period ended March 31, 2019 and less than $0.1 million for the three-month period ended March 31, 2018. The Company expects the amortization expense for the next five years will be as follows:

(Dollars in thousands)
2019	$689
2020	798
2021	798
2022	798
2023	798

NOTE 8 – Other Assets

Other assets are comprised of the following:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Accrued fees receivable	$3,388	$3,354
Lease Incentive Receivable	2,836	—
Prepaid expenses	2,995	2,447
Federal Reserve Bank Stock	1,711	1,711
Other	2,507	2,144

	$13,437	$9,656

NOTE 9 – Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on our consolidated balance sheets. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, in order to determine the present value of future payments for office leases we use an incremental borrowing rate based on the information available through real estate databases for similar locations and for the present value of future payments for equipment leases we use the average rate of our term note securitization which is collateralized by similar equipment. The ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

As of March 31, 2019, the Company leases all six of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Riverside, California; and Philadelphia, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for three office leases whose terms are twelve months or less and are considered short-term leases. Three of the office leases include options to extend for terms of three to ten years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into two leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Operating lease cost	$223	$276
Finance lease costs	—	2
Short-term lease cost	39	—

Total lease cost	$262	$278

Supplemental information related to leases was as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2019
Supplemental balance sheet information
Operating lease right-of-use assets	$6,048
Operating lease liabilities	9,104

Weighted average remaining lease term	12.3	Years
Weighted average discount rate	3.30%

Supplemental cash flow information
Operating cash flows from operating leases	$100
Right-of-use assets obtained in exchange for lease obligations	6,048

Maturities of lease liabilities were as follows:

Operating
Leases
Period Ending December 31,	(Dollars in thousands)
Remainder of 2019	$315
2020	1,098
2021	886
2022	791
2023	806
Thereafter	7,378

Total lease payments	$11,274
Less: imputed interest	(2,170)

Total	$9,104

NOTE 10 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution Community Development Financial Institution (“CDFI”) organization. The CDFI serves as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents, helping MBB meet its Community Reinvestment Act (“CRA”) obligations. Currently, MBB receives approximately 1.2% participation in each funded loan which is collateral for the loan issued to the CDFI under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At March 31, 2019, MBB had an unfunded commitment of $0.5 million for this activity. MBB’s one-year commitment to the CDFI will expire in September 2019 at which time the commitment may be renewed for another year based on the Company’s discretion.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2018:

	Capital	Operating
Period Ending December 31,	Leases	Leases	Total
	(Dollars in thousands)
2019	$112	$1,582	$1,694
2020	112	789	901
2021	65	103	168
2022	—	105	105
2023	—	—	—

Total minimum lease payments (1)	$289	$2,579	$2,868

Rent expense was $0.2 million and $0.3 million for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

NOTE 11 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of March 31, 2019, money market deposit accounts totaled $23.0 million.

As of March 31, 2019, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2019	$343,259
2020	220,089
2021	149,510
2022	66,008
2023	28,803
Thereafter	11,998

Total	$819,667

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at March 31, 2019 was 2.32%.

NOTE 12 – Debt and Financing Arrangements

Short-Term Borrowings

On November 20, 2018, the Company closed on a secured, variable rate revolving line of credit in the amount of $5.0 million due on November 20, 2019. As of March 31, 2019 the Company was in compliance with all debt covenants required under this line of credit and there were no outstanding balances on this line of credit as of March 31, 2019 and December 31, 2018.

Long-term Borrowings

Borrowings with an original maturity date of one year or more are classified as long-term borrowings. The Company’s term note securitizations are classified as long-term borrowings.

The Company’s long-term borrowings consisted of the following:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Term securitization 2018-1	$130,129	$151,233
Unamortized debt issuance costs	(958)	(1,178)

	$129,171	$150,055

On July 27, 2018 the Company completed a $201.7 million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount. At March 31, 2019, outstanding term securitizations amounted to $130.1 million and are collateralized by $147.3 million of minimum lease and loan payments receivable and $9.1 million of restricted interest-earning deposits.

The July 27, 2018 term note securitization is summarized below:

			Notes	Final	Original
	Outstanding Balance as of		Originally	Maturity	Coupon
	March 31, 2019	December 31, 2018	Issued	Date	Rate
	(Dollars in thousands)
2018 — 1
Class A-1	$5,879	$26,983	$77,400	July, 2019	2.55%
Class A-2	55,700	55,700	55,700	October, 2020	3.05
Class A-3	36,910	36,910	36,910	April, 2023	3.36
Class B	10,400	10,400	10,400	May, 2023	3.54
Class C	11,390	11,390	11,390	June, 2023	3.70
Class D	5,470	5,470	5,470	July, 2023	3.99
Class E	4,380	4,380	4,380	May, 2025	5.02

Total Term Note Securitizations	$130,129	$151,233	$201,650		3.05	% (1)(2)

(1)

Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term note securitizations have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	The weighted average coupon rate of the 2018-1 term note securitization will approximate 3.41% over the term of the borrowing.

Scheduled principal and interest payments on outstanding borrowings as of March 31, 2019 are as follows:

	Principal	Interest
	(Dollars in thousands)
Period Ending December 31,
2019	$52,719	$2,691
2020	45,200	1,993
2021	23,629	813
2022	8,581	158

	$130,129	$5,655

NOTE 13 – Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments

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

The Company’s balances measured at fair value on a recurring basis include the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
ABS	$—	$4,776	$—	$—	$4,915	$—
Municipal securities	—	2,407	—	—	2,612	—
Mutual fund	3,493	—	—	3,429	—	—

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments that are not recorded on the consolidated balance sheet at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$140,952	$140,952	$97,156	$97,156
Time deposits with banks	11,239	11,245	9,659	9,614
Restricted interest-earning deposits with banks	13,174	13,174	14,045	14,045
Loans, net of allowance	549,719	553,286	518,697	515,754
Federal Reserve Bank Stock	1,711	1,711	1,711	1,711

Financial Liabilities
Deposits	$840,167	$819,893	$755,776	$722,682
Long-term borrowings	129,171	129,382	150,055	149,912
Servicing Liability	1,588	1,588	1,352	1,352

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of March 31, 2019 and December 31, 2018, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. The cash equivalents include a money market fund with a balance of $26.9 million that the Company considers operating cash and has no reportable gross unrealized gains or losses. The fair value measurement of cash and cash equivalents is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The company maintains interest-earning trust accounts related to our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at March 31, 2019 and December 31, 2018. As of March 31, 2019, $13.2 million was classified as restricted interest-earning deposits in banks, consisting of $9.1 million in a trust account related to our secured debt facility and $4.1 million in a trust account reserved for payments related to customer restitution. This fair value measurement is classified as Level 1.

Loans

The loan balances are comprised of three types of loans. Loans made as a member bank in a non-profit, multi-financial institution CDFI serve as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at March 31, 2019 and December 31, 2018 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans is estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

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

NOTE 14 – Earnings Per Share

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$5,141	$6,185
Less: net income allocated to participating securities	(72)	(120)

Net income allocated to common stock	$5,069	$6,065

Weighted average common shares outstanding	12,337,730	12,435,148
Less: Unvested restricted stock awards considered participating securities	(172,084)	(246,242)

Adjusted weighted average common shares used in computing basic EPS	12,165,646	12,188,906

Basic EPS	$0.42	$0.50

Diluted EPS
Net income allocated to common stock	$5,069	$6,065

Adjusted weighted average common shares used in computing basic EPS	12,165,646	12,188,906
Add: Effect of dilutive stock-based compensation awards	86,470	56,113

Adjusted weighted average common shares used in computing diluted EPS	12,252,116	12,245,019

Diluted EPS	$0.41	$0.50

For each of the three-month periods ended March 31, 2019 and March 31, 2018, outstanding stock based compensation awards in the amount of 188,583 and 134,094, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 15 – Stockholders’ Equity

Stockholders’ Equity

On May 30, 2017, the Company’s Board of Directors approved a stock repurchase plan (the “2017 Repurchase Plan”) under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital.

During the three-month period ended March 31, 2019, the Company purchased 29,947 shares of its common stock in the open market at an average cost of $ 23.86 per share. During the three-month period ended March 31, 2018, the Company purchased 17,725 shares of its common stock in the open market at an average cost of $ 28.21 per share. At March 31, 2019, the Company had $ 5.0 million of remaining authorization in the 2017 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. During the three-month periods ended March 31, 2019 and March 31, 2018, there were 18,910 shares and 19,301 shares, respectively, repurchased to cover income tax withholding under the 2014 Plan at an average cost of $ 22.74 per share and $ 25.91 per share, respectively.

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

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at March 31, 2019 was $143.4 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At March 31, 2019, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at March 31, 2019.

			Minimum Capital			Well-Capitalized Capital
	Actual		Requirement			Requirement
	Ratio	Amount	Ratio	(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	15.41%	$186,770	4%		$48,477	5%		$60,596
Marlin Business Bank	14.29%	$143,392	5%		$50,173	5%		$50,173
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	17.25%	$186,770	4.5%		$48,723	6.5%		$70,377
Marlin Business Bank	15.65%	$143,392	6.5%		$64,123	6.5%		$64,123
Tier 1 Risk-based Capital
Marlin Business Services Corp.	17.25%	$186,770	6%		$64,964	8%		$86,618
Marlin Business Bank	15.65%	$143,392	8%		$77,864	8%		$77,864
Total Risk-based Capital
Marlin Business Services Corp.	18.50%	$200,346	8%		$86,618	10%		$108,273
Marlin Business Bank	16.91%	$154,882	15%		$137,407	10	% (1)	$96,185

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.91% at March 31, 2019 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 16 – Stock-Based Compensation

Under the terms of the 2014 Plan, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the 2014 Plan. The aggregate number of shares under the 2014 Plan that may be issued pursuant to stock options, stock units, stock awards, and other equity awards is 1,200,000 with not more than 1,000,000 of such shares available for issuance as stock units, stock awards, and other equity awards. There were 183,999 shares available for future grants under the 2014 Plan as of March 31, 2019, of which 128,164 shares were available to be issued as stock units, stock awards, and other equity awards.

Total stock-based compensation expense was $0.9 million and $0.9 million for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. Excess tax benefits from stock-based payment arrangements was less than $0.1 million and $0.1 million for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

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

In previous years, the Company has also issued stock options to non-employee independent directors. These options generally vest in one year.

There were no stock options granted during the three-month period ended March 31, 2019. There were 68,689 stock options granted during the three-month period ended March 31, 2018. The fair value of stock options granted during the three-month period ended March 31, 2018 was $7.21. The fair value was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Three Months Ended March 31, 2018
Risk-free interest rate	2.64%
Expected life (years)	4.50
Expected volatility	32.32%
Expected dividends	1.98%

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

A summary of option activity for the three-month period ended March 31, 2019 follows:

		Weighted
		Average
	Number of	Exercise Price
Options	Shares	Per Share
Outstanding, December 31, 2018	146,431	$26.77
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(3,175)	25.75

Outstanding, March 31, 2019	143,256	26.80

During both three-month periods ended March 31, 2019 and March 31, 2018, the Company recognized compensation expense related to options of $0.1 million.

There were no stock options exercised during the three-month period ended March 31, 2019. There were no stock options exercised during the three-month period ended March 31, 2018.

The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2019.

Options Outstanding					Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
Range of	Number	Remaining	Exercise	Value	Number	Remaining	Exercise	Value
Exercise Prices	Outstanding	Life (Years)	Price	(In thousands)	Exercisable	Life (Years)	Price	(In thousands)
$25.75	83,235	5.0	$25.75	$—	55,165	5.0	$25.75	—
$28.25	60,021	6.0	$28.25	$—	20,001	6.0	$28.25	$—

	143,256	5.4	$26.80	$—	75,166	5.3	$26.42	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $21.50 as of March 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2019, there was $0.5 million of unrecognized compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations scheduled to be recognized over a weighted average period of 1.3 years.

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

Of the total restricted stock awards granted during the three-month period ended March 31, 2019, no shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2018 and 2019 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the three-month period ended March 31, 2019:

		Weighted
		Average
		Grant-Date
Non-vested restricted stock	Shares	Fair Value
Outstanding at December 31, 2018	186,603	$19.91
Granted	600	23.86
Vested	(31,547)	15.87
Forfeited	(900)	21.08

Outstanding at March 31, 2019	154,756	20.74

During both three-month periods ended March 31, 2019 and March 31, 2018, the Company granted restricted stock awards with a grant date fair values totaling less than $0.1.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.3 million and $0.6 million of compensation expense related to restricted stock for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

Of the $0.3 million total compensation expense related to restricted stock for the three-month period ended March 31, 2019, approximately $0.1 million related to accelerated vesting based on achievement of certain performance criteria determined annually. Of the $0.6 million total compensation expense related to restricted stock for the three-month period ended March 31, 2018, approximately $0.3 million related to accelerated vesting, which was also based on the achievement of certain performance criteria determined annually.

As of March 31, 2019, there was $1.7 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.6 years. As of March 31, 2019, there was no restricted stock awards outstanding for which vesting may be accelerated based on achievement of individual performance measures.

The fair value of shares that vested during the three-month periods ended March 31, 2019 and March 31, 2018 was $0.7 million and $1.2 million, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are granted with vesting conditions based on fulfillment of a service condition (generally three to four years from the grant date), and may also require achievement of certain operating performance criteria, achievement of certain market-based targets associated with the Company’s stock price or relative total shareholder return, or a combination of both performance criteria and market-based targets. Expense for equity based awards with market and service conditions is recognized over the service period based on the grant-date fair value of the award. Expense for equity based awards with market and performance conditions is recognized over the performance period based on the grant-date fair value of the award for those awards which are expected to be earned.

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

The following tables summarize restricted stock unit activity for the three-month period ended March 31, 2019:

		Weighted
		Average
	Number of	Grant-Date
Performance-based & market-based RSUs	RSUs	Fair Value
Outstanding at December 31, 2018	191,921	$17.43
Granted	95,408	18.37
Forfeited	—	—
Converted	(8,000)	9.47
Cancelled due to non-achievement of market condition	(4,000)	9.47

Outstanding at March 31, 2019	275,329	18.10

Service-based RSUs
Outstanding at December 31, 2018	61,256	$27.61
Granted	74,620	21.50
Forfeited	—	—
Converted	(22,509)	27.47

Outstanding at March 31, 2019	113,367	23.62

There were no RSUs with vesting conditions based solely on market conditions granted during the three-month periods ended March 31, 2019 and March 31, 2018. There were no RSUs with both market and performance based vesting conditions granted during the three-month period ended March 31, 2018. The weighted average grant-date fair value of RSUs with both performance and market based vesting conditions granted during the three-month period ended March 31, 2019 was $12.91 per unit. The weighted average grant date fair value of these performance and market based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Grant date stock price	$21.50	—
Risk-free interest rate	2.16%	—%
Expected volatility	26.68%	—%

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

During the three-month periods ended March 31, 2019 and March 31, 2018, the Company granted RSUs with grant-date fair values totaling $3.4 million and $2.4 million, respectively. The Company recognized $0.5 million and $0.3 million of compensation expense related to RSUs for the three month periods ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, there was $5.4 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 1.9 years based on the most probable performance assumptions. In the event maximum performance targets are achieved, an additional $3.7 million of compensation cost would be recognized over a weighted average period of 2.1 years. As of March 31, 2019, 210,211 performance units are expected to convert to shares of common stock based on the most probable performance assumptions. In the event maximum performance targets are achieved, 484,873 performance units would convert to shares of common stock.

NOTE 17 – Subsequent Events

The Company declared a dividend of $0.14 per share on May 2, 2019. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on May 23, 2019 to shareholders of record on the close of business on May 13, 2019. It represents the Company’s thirty-first consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Form 10-K for the year ended December 31, 2018 filed with the SEC. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel;

•	general volatility of the capital markets; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

Our leases and loans are fixed-rate transactions with terms generally ranging from 36 to 60 months. At March 31, 2019, our lease and loan portfolio consisted of 93,901 accounts, excluding working capital loans, with an average original term of 48 months and average original transaction size of approximately $17,000.

MBB offers a flexible loan program called Working Capital Loans (formerly called Funding Stream.) Working Capital Loans is tailored to the small business market to provide customers access to capital to help grow their businesses. As of March 31, 2019, the Company had approximately $43.2 million, not including the allowance for credit losses allocated to loans of $1.7 million, of small business loans on the balance sheet. Generally, these loans range from $5,000 to $200,000, have flexible 6 to 24 month terms, and have automated daily, weekly and monthly payback.

At March 31, 2019, we had $1.25 billion in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $1,023.2 million at March 31, 2019.

Our revenue consists of interest and fees from our leases and loans, interest income from our interest earning cash and investments and, to a lesser extent, non-interest income from insurance premiums written and earned and other income. Our expenses consist of interest expense and non-interest expense, which include salaries and benefits and general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended March 31, 2019, our annualized net credit losses were 1.83% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as sales type leases, and we recognize interest income over the term of the lease. Sales type leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Net investment in leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 59% of our lease portfolio at March 31, 2019 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits and money market demand accounts raised nationally by MBB, as well as, from time to time, fixed-rate asset backed securitization transactions.

We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. In the future MBB may elect to offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions. As of March 31, 2019, total MBB deposits were $840.2 million, compared to $755.8 million at December 31, 2018. We had $129.2 million of outstanding secured borrowings as of March 31, 2019 and none as of December 31, 2018.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Form 10-K for the year ended December 31, 2018.

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

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2019 and March 31, 2018

Net income. Net income of $5.1 million was reported for the three-month period ended March 31, 2019, resulting in diluted EPS of $0.41, compared to net income of $6.2 million and diluted EPS of $0.50 for the three-month period ended March 31, 2018. This decrease was primarily due to an increase in interest expense of $2.6 million primarily due to the interest on the asset backed securitization completed in the third quarter of 2018 and an increase in the provision for credit losses of $0.8 million on a larger portfolio offset by an increase in interest and fee income of $2.7 million.

Return on average assets was 1.69% for the three-month period ended March 31, 2019, compared to a return of 2.37% for the three-month period ended March 31, 2018. Return on average equity was 10.45% for the three-month period ended March 31, 2019, compared to a return of 13.69% for the three-month period ended March 31, 2018.

Overall, our average net investment in total finance receivables for the three-month period ended March 31, 2019 increased 9.4% to $999.4 million, compared to $913.8 million for the three-month period ended March 31, 2018. This change was primarily due to origination volume exceeding lease and loan repayments, sales and charge-offs. The end-of-period net investment in total finance receivables at March 31, 2019 was $1,023.2 million, an increase of $22.5 million, or 2.2%, from $1,000.7 million at December 31, 2018.

During the three months ended March 31, 2019, we generated 7,467 new equipment finance lease and loans with equipment cost of $169.8 million, compared to 7,764 new equipment finance lease and loans with equipment cost of $141.6 million generated for the three months ended March 31, 2018. Working Capital Loans originations were $23.6 million during the three-month period ended March 31, 2019, an increase of $5.6 million, or 30.8%, as compared to the three-month period ended March 31, 2018. Approval rates increased by 2% to 58% for the three-month period ended March 31, 2019, compared to 56% for the three-month period ended March 31, 2018.

For the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018, net interest and fee income increased $0.2 million, or 0.8%, while provision for credit losses increased $0.8 million to $5.4 million on a larger portfolio.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31,
	2019			2018
	(Dollars in thousands)
			Average			Average
	Average		Yields/	Average		Yields/
	Balance(1)	Interest	Rates(2)	Balance(1)	Interest	Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$126,798	$773	2.44%	$75,211	$249	1.32%
Time Deposits	10,466	61	2.35	7,912	29	1.45
Restricted interest-earning deposits with banks	15,620	30	0.00	0	0	—
Securities available for sale	10,720	69	2.56	11,202	42	1.51
Net investment in leases(3)	918,655	20,934	9.12	858,410	20,142	9.39
Loans receivable(3)	80,776	4,016	19.89	55,394	2,817	20.34

Total interest-earning assets	1,163,035	25,883	8.90	1,008,129	23,279	9.24

Non-interest-earning assets:
Cash and due from banks	5,600			574
Intangible assets	7,852			1,110
Goodwill	7,340			1,160
Operating Lease right-of-use assets	3,903			0
Property and equipment, net	4,282			4,193
Property tax receivables	6,614			8,098
Other assets(4)	17,002			18,860

Total non-interest-earning assets	52,593			33,995

Total assets	$1,215,628			$1,042,124

Interest-bearing liabilities:
Certificate of Deposits(5)	$793,665	$4,447	2.24%	$794,976	$3,246	1.63%
Money Market Deposits(5)	23,236	142	2.44	35,913	153	1.70
Long-term borrowings(5)	140,500	1,373	3.91	—	0	—

Total interest-bearing liabilities	957,401	5,962	2.49	830,889	3,399	1.63

Non-interest-bearing liabilities:
Sales and property taxes payable	5,380			3,971
Operating lease liabilities	5,890			0
Accounts payable and accrued expenses	27,185			9,204
Net deferred income tax liability	22,947			17,298

Total non-interest-bearing liabilities	61,402			30,473

Total liabilities	1,018,803			861,362

Stockholders’ equity	196,825			180,762

Total liabilities and stockholders’ equity	$1,215,628			$1,042,124

Net interest income		$19,921			$19,880
Interest rate spread(6)			6.41%			7.61%
Net interest margin(7)			6.85%			7.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.48%			121.33%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
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

Changes due to volume and rate. The following table presents the components of the changes in net interest income by volume and rate

	Three Months Ended March 31, 2019 Compared To
	Three Months Ended March 31, 2018
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$234	$290	$524
Time Deposits	11	21	32
Restricted interest-earning deposits with banks	30	—	30
Securities available for sale	(1)	28	27
Net investment in leases	1,385	(593)	792
Loans receivable	1,264	(65)	1,199
Total interest income	3,472	(868)	2,604

Interest expense:
Certificate of Deposits	(5)	1,206	1,201
Money Market Deposits	(64)	53	(11)
Long-term borrowings	1,373	—	1,373
Total interest expense	579	1,984	2,563

Net interest income	2,838	(2,797)	41

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Interest income	$25,883	$23,279
Fee income	4,042	3,959

Interest and fee income	29,925	27,238
Interest expense	5,962	3,399

Net interest and fee income	$23,963	$23,839

Average total finance receivables(1)	$999,432	$913,804

Annualized percent of average total finance receivables:
Interest income	10.36%	10.19%
Fee income	1.62	1.73

Interest and fee income	11.98	11.92
Interest expense	2.39	1.49

Net interest and fee margin	9.59%	10.43%

(1)

Total finance receivables include net investment in leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $0.2 million, or 0.8%, to $24.0 million for the three months ended March 31, 2019 from $23.8 million for the three months ended March 31, 2018. The annualized net interest and fee margin decreased 84 basis points to 9.59% in the three-month period ended March 31, 2019 from 10.43% for the corresponding period in 2018.

Interest income, net of amortized initial direct costs and fees, was $25.9 million and $23.3 million for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. Average total finance receivables increased $85.6 million, or 9.4%, to $999.4 million at March 31, 2019 from $913.8 million at March 31, 2018. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease and loan repayments, sales and charge-offs. The average yield on the portfolio remained constant at 10.36%. The weighted average implicit interest rate on new finance receivables originated was 12.76% and 12.45% for the three-month periods ended March 31, 2019, and March 31, 2018, respectively.

Fee income was $4.0 million and $4.0 million for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. Fee income included approximately $1.0 million of net residual income for each of the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

Fee income also included approximately $2.3 million in late fee income for the both three-month periods ended March 31, 2019 and March 31, 2018.

Fee income, as an annualized percentage of average total finance receivables, decreased 11 basis points to 1.62% for the three-month period ended March 31, 2019 from 1.73% for the corresponding period in 2018. Late fees remained the largest component of fee income at 0.94% as an annualized percentage of average total finance receivables for the three-month period ended March 31, 2019, compared to 1.09% for the three-month period ended March 31, 2018. As an annualized percentage of average total finance receivables, net residual income was 0.41% for the three-month period ended March 31, 2019, compared to 0.39% for the three-month period ended March 31, 2018.

Interest expense increased $2.6 million to $6.0 million for the three-month period ended March 31, 2019 from $3.4 million for the corresponding period in 2018. A significant component of the increase was $1.4 million attributable to our long-term borrowings related to our 2018 asset-backed term securitization. The remaining increase of $1.2 million represented $4.6 million interest expense or 2.25% as an annualized percentage of average deposits for the three-month period ended March 31, 2019, from $3.4 million, or 1.63% as an annualized percentage of average deposits for the three-month period ended March 31, 2018. The increase was primarily due to an increase in the rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 90 basis points to 2.39% for the three-month period ended March 31, 2019, from 1.49% for the corresponding period in 2018. The average balance of deposits was $816.9 million and $830.9 million for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

For the three-month period ended March 31, 2019, average term securitization borrowings outstanding were $140.5 million at a weighted average coupon of 3.91%. There were no outstanding borrowings for the period ended March 31, 2018.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At March 31, 2019, brokered certificates of deposit represented approximately 52% of total deposits, while approximately 45% of total deposits were obtained from direct channels, and 3% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.2 million to $2.1 million for the three-month period ended March 31, 2019, from $1.9 million for the three-month period ended March 31, 2018, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $10.8 million and $3.3 million for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. A major component of the $7.5 million increase in other income is property tax income that was previously netted against property tax expense prior to the first quarter of 2019, but is presented as a separate component of revenue for the three months ended March 31, 2019, as a result of the adoption of ASU 2016-02 and related ASUs. Other income also includes various administrative transaction fees and fees received from referral of leases to third parties, and gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the three-month period ended March 31, 2019 included $5.6 million in property tax income, $4.1 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income, and $0.7 million of insurance policy fees. In comparison, selected major components of other income for the three-month period ended March 31, 2018 included $2.5 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income and $0.5 million of insurance policy fees.

Salaries and benefits expense. Salaries and benefits expense increased $1.5 million, or 15.0%, to $11.5 million for the three-month period ended March 31, 2019 from $10.0 million for the corresponding period in 2018. The increase was primarily due to increased commissions and compensation and benefits related to increases in personnel. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.58% for the three-month period ended March 31, 2019 compared with 4.39% for the corresponding period in 2018. Total personnel increased to 352 at March 31, 2019 from 326 at March 31, 2018.

General and administrative expense. General and administrative expense increased $6.8 million, or 103.0%, to $13.4 million for the three months ended March 31, 2019 from $6.6 million for the corresponding period in 2018. A major component of the increase is property tax expense that was previously netted against property tax income prior to the first quarter of 2019, but is presented on a gross basis in the three months ended March 31, 2019 as a result of the adoption of ASU 2016-02 and related ASUs. General and administrative expense as an annualized percentage of average total finance receivables was 5.34% for the three-month period ended March 31, 2019, compared to 2.88% for the three-month period ended March 31, 2018. Selected major components of general and administrative expense for the three-month period ended March 31, 2019 included $6.2 million of property tax expense, $1.1 million of premises and occupancy expense, $0.3 million of audit and tax compliance expense, $1.1 million of data processing expense, $0.6 million of marketing expense, and $0.4 million of insurance-related expenses. In comparison, selected major components of general and administrative expense for the three-month period ended March 31, 2018 included $0.9 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.9 million of data processing expense, $0.6 million of marketing expense and $0.4 million of insurance-related expenses.

Provision for credit losses. The provision for credit losses was $5.4 million for the three-month period ended March 31, 2019 compared to $4.6 million for the three-month period ended March 31, 2018. Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular Equipment Finance origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

The provision for credit losses for the Working Capital Loans, Equipment Finance and CVG portfolios increased by $0.4 million, $0.1 million and $0.3, respectively, for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018.

Total portfolio net charge-offs were $4.6 million for the three-month period ended March 31, 2019, compared to $3.8 million for the corresponding period in 2018. The increase in charge-off rate is primarily due to the ongoing seasoning of the Equipment Finance portfolio as reflected in the mix of origination vintages and the mix of credit profiles. Total portfolio net charge-offs as an annualized percentage of average total finance receivables increased to 1.83% during the three-month period ended March 31, 2019, from 1.68% for the corresponding period in 2018. The allowance for credit losses increased to approximately $16.9 million at March 31, 2019, an increase of $0.8 million from $16.1 million at December 31, 2018.

Additional information regarding asset quality is included herein in the section “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $1.6 million and $1.7 million was recorded for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 23.8% and 21.4% for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. The effective tax rate for 2018 reflected a state tax benefit from various state rate changes in the period.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $22.5 million, or 2.2%, to $1,023.2 million at March 31, 2019 from $1,000.7 million at December 31, 2018. We continue to monitor our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization and origination strategies to increase originations.

The chart which follows provides our asset quality statistics for each of the three-month periods ended March 31, 2019 and March 31, 2018, and the year ended December 31, 2018:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2019	2018	2018
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$16,100	$14,851	$14,851
Provision for credit losses	5,363	4,612	19,522
Charge-offs:
Commercial lease and loans:
Working Capital Loans	(673)	(229)	(1,537)
CRA	—	—	—
Equipment Finance	(4,333)	(4,029)	(18,149)
CVG	(328)	(157)	(907)

Total Charge-offs	(5,334)	(4,415)	(20,593)

Recoveries
Commercial lease and loans:
Working Capital Loans	19	6	60
CRA	—	—	—
Equipment Finance	734	528	2,199
CVG	—	38	61

Total Recoveries	753	572	2,320

Net charge-offs	(4,581)	(3,843)	(18,273)

Allowance for credit losses, end of period(1)	$16,882	$15,620	$16,100

Annualized net charge-offs to average total finance receivables (2)	1.83%	1.68%	1.93%
Allowance for credit losses to total finance receivables, end of period (2)	1.66%	1.68%	1.62%
Average total finance receivables (2)	$999,432	$913,804	$944,588
Total finance receivables, end of period (2)	$1,019,311	$927,752	$996,383
Delinquencies greater than 60 days past due	$7,626	$6,735	$7,292
Delinquencies greater than 60 days past due (3)	0.66%	0.64%	0.65%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	221.37%	231.92%	220.79%
Non-accrual leases and loans, end of period	$4,674	$3,653	$4,353
Renegotiated leases and loans, end of period(4)	$3,363	$4,366	$3,636
Accruing leases and loans past due 90 days or more	$—	$—	$—
Interest income included on non-accrual leases and loans(5)	$73	$47	$410
Interest income excluded on non-accrual leases and loans(6)	$60	$51	$130

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans.
(2)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percentage of total minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(4)	No renegotiated leases or loans met the definition of a Troubled Debt Restructuring at March 31, 2019, December 31, 2018, or March 31, 2018.
(5)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non-accrual status.
(6)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.66% at March 31, 2019 and 0.65% at December 31, 2018, compared to 0.64% at March 31, 2018.

In accordance with the Contingencies and Receivables Topics of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. The factors and trends discussed above were included in the Company’s analysis to determine its allowance for credit losses. (See “Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2018.)

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio for each of the three month periods ended March 31, 2019 and March 31, 2018, and the year ended December 31, 2018.

	Three Months Ended		Year Ended
	March 31,		December 31
	2019	2018	2018
	(Dollars in thousands)
Non-accrual leases and loans:
Commercial leases and loans:
Working Capital Loans	$284	$27	$492
CRA	—	—	—
Equipment Finance (1)	4,153	3,586	3,529
CVG	237	40	191

Total non-accrual leases and loans	$4,674	$3,653	$4,212

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans.

Net investments in finance receivables are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on Equipment Finance leases or loans, including CVG loans, when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when the lease or loan becomes less than 90 days delinquent.

Working Capital Loans are generally placed in non-accrual status when they are 30 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and evidence of a sustained performance period as reviewed by management.

The allowance for credit losses as a percentage of total finance receivables increased to 1.66% at March 31, 2019 from 1.62% at December 31, 2018. The increase is primarily due to a modest increase in delinquency rates.

Total portfolio net charge-offs for the three months ended March 31, 2019 were $4.6 million (1.83% of average total finance receivables on an annualized basis), compared to $5.6 million (2.30% of average total finance receivables on an annualized basis) for the three months ended December 31, 2018 and $3.8 million (1.68% of average total finance receivables on an annualized basis) for the three months ended March 31, 2018. The Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the Equipment Finance portfolio affects the timing and amount of charge-offs.

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of March 31, 2019, approximately 59% of our leases were one dollar purchase option leases, 40% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of March 31, 2019, there were $28.2 million of residual assets retained on our Consolidated Balance Sheets, of which $23.9 million, or 84.5%, were related to copiers. As of December 31, 2018, there were $27.6 million of residual assets retained on our Consolidated Balance Sheets, of which $23.6 million, or 85.4%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of March 31, 2019 and December 31, 2018, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $1.0 and $0.9 million of net residual income for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.4 and $1.2 million for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

The net loss on residual values disposed at end of term totaled approximately $0.4 and $0.3 million for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. Management performs an impairment assessment, no less frequently than quarterly, using cash flows it expects to derive from the underlying asset at the end of the lease term. If impairment was required, the Company would record an allowance. There was no allowance recorded on estimated residual values during each of the three-month periods ended March 31, 2019 and March 31, 2018.

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

We declared a dividend of $0.14 per share on January 31, 2019. The quarterly dividend was paid on February 21, 2019 to shareholders of record on the close of business on February 11, 2019, which resulted in a dividend payment of approximately $1.7 million. It represented the Company’s thirtieth consecutive quarterly cash dividend.

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

At March 31, 2019, we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $141.0 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB.

Our debt to equity ratio was 4.81 to 1 at March 31, 2019 and 4.56 to 1 at December 31, 2018.

Net cash used in investing activities was $29.8 million for the three-month period ended March 31, 2019, compared to net cash used in investing activities of $25.0 million for the three-month period ended March 31, 2018. The decrease in cash flows from investing activities is primarily due to an increase of $31.9 million of funds used to originate leases and loans offset by $21.6 million in proceeds from sales of leases and loans originated for investment and $8.2 million in principal collections on leases and loans. Included in the funds used to originate leases and loans was $4.1 million and $3.8 million of deferred initial direct costs and fees for the three-month periods ended March 31, 2019 and 2018, respectively. Investing activities primarily relate to leasing activities. The Company transferred $42.2 million and $22.4 million of leases originated for investment to held for sale during the three-month period ended March 31, 2019 and 2018, respectively.

Net cash provided by financing activities was $60.3 million for the three-month period ended March 31, 2019, compared to net cash provided by financing activities of $21.1 million for the three-month period ended March 31, 2018. The increase in cash flows from financing activities is primarily due to a $60.6 million increase in deposits offset by a $21.1 million repayment on borrowings from our 2018 asset-backed term securitization. Financing activities also include transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Additional liquidity is provided by our cash flow from operations. Net cash provided by operating activities was $12.5 million for the three-month period ended March 31, 2019, compared to net cash provided by operating activities of $21.7 million for the three-month period ended March 31, 2018. The decrease in cash flows from operating activities is primarily due to a net tax refund of $8.1 million received in the first quarter of 2018.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using FDIC-insured deposits issued through MBB. Total cash and cash equivalents available as of March 31, 2019 totaled $141.0 million, compared to $97.2 million at December 31, 2018.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC-insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of March 31, 2019 and December 31, 2018 totaled $11.2 million and $9.7 million, respectively.

Restricted Interest-earning Deposits with Banks. As of March 31, 2019, we also had $13.2 million of cash that was classified as restricted interest-earning deposits with banks. We had $14.0 million restricted interest-earning deposits with banks at December 31, 2018. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities. Therefore, these balances generally decline as the term securitization borrowings are repaid.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. Our secured borrowings amounted to $130.1 million at March 31, 2019. We had no secured borrowings at December 31, 2018. Information pertaining to our borrowing facilities is as follows:

	For the Three Months Ended March 31, 2019				As of March 31, 2019
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate (3)	Outstanding	Rate (2)	Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000
Term note securitizations(4)	—	143,912	140,500	3.91%	130,129	3.32%	—

	$25,000		$140,500	3.91%	$130,129	3.32%	$25,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2019, MBB had $33.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

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

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $33.2 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $36.1 million of net investment in leases pledged at March 31, 2019.

Term Note Securitizations

On July 27, 2018 we completed a $201.7 million asset-backed term securitization. This transaction was Marlin’s eleventh term securitization and its first since 2010. It provides the company with fixed-cost borrowing with the objective of diversifying its funding sources. As with all prior securitizations, this transaction was recorded as an “on-balance sheet” transaction and the financing is recorded in long-term borrowings in the Consolidated Balance Sheets.

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

In connection with this securitization transaction, we have transferred leases to our bankruptcy remote special purpose wholly-owned subsidiary (“SPE”) and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered variable interest entities (“VIEs”) under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At March 31, 2019 outstanding term securitizations amounted to $129.2 million and $150.1 million at December 31, 2018.

As of March 31, 2019, $147.3 million of minimum lease payments receivable and $9.1 million of restricted interest-earning deposits are assigned as collateral for the term note securitization. The July 27, 2018, term note securitization is summarized below:

		Outstanding
	Notes	Balance	Final	Original
	Originally	as of	Maturity	Coupon
	Issued	March 31, 2019	Date	Rate
	(Dollars in thousands)
2018 — 1
Class A-1	$77,400	$5,879	July, 2019	2.55%
Class A-2	55,700	$55,700	October, 2020	3.05
Class A-3	36,910	$36,910	April, 2023	3.36
Class B	10,400	$10,400	May, 2023	3.54
Class C	11,390	$11,390	June, 2023	3.70
Class D	5,470	$5,470	July, 2023	3.99
Class E	4,380	$4,380	May, 2025	5.02

Total Term Note Securitizations	$201,650	$130,129		3.05	% (1)(2)

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

At March 31, 2019, the Company was in compliance with terms of the term note securitization agreement.

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

At March 31, 2019, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 14.29%, 15.65%, 15.65% and 16.91%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At March 31, 2019, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.41%, 17.25%, 17.25% and 18.50%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at March 31, 2019 was $143.4 million, which exceeds the regulatory threshold for “well capitalized” status.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to March 31, 2019

The Company declared a dividend of $0.14 per share on May 2, 2019. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on May 23, 2019 to shareholders of record on the close of business on May 13, 2019. It represents the Company’s thirty-first consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, term note securitizations, operating leases, agreements and commitments under non-cancelable contracts as of March 31, 2019 were as follows:

	Contractual Obligations as of March 31, 2019
	Certificates		Contractual
	of		Interest	Operating
Period Ending December 31,	Deposits(1)	Borrowings	Payments(2)	Leases	Total
	(Dollars in thousands)
2019	$343,259	$52,719	$13,469	$722	$410,169
2020	220,089	45,200	10,520	1,678	277,487
2021	149,510	23,629	5,181	1,453	179,773
2022	66,008	8,581	2,019	1,361	77,969
2023	28,803	—	890	1,271	30,964
Thereafter	11,998	—	55	11,290	23,343

Total	$819,667	$130,129	$32,134	$17,775	$999,705

(1)	Money market deposit accounts are not included. As of March 31, 2019, money market deposit accounts totaled $23.0 million.
(2)	Includes interest on certificates of deposits and borrowings.

There were no off-balance sheet arrangements requiring disclosure at March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s first fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material impact on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On May 30, 2017, the Company’s Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market or in block trades. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2019.

	Number of Shares Purchased(2)	Average Price Paid Per Share(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Time Period
January 1, 2019 to
January 31, 2019	29,947	$23.86	$5,036,613
February 1, 2019 to
February 28, 2019	0	$0.00	$5,036,613
March 1, 2019 to
March 31, 2019	0	$0.00	$5,036,613

Total for the quarter ended
March 31, 2019	29,947	$23.86	$5,036,613

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
(2)	On May 30, 2017, the Company’s Board of Directors approved a new stock repurchase plan to repurchase up to $10 million in value of its outstanding shares of common stock.

In addition to the repurchases described above, pursuant to the 2014 Equity Compensation Plan, participants may have shares withheld to cover income taxes. There were 18,910 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Compensation Plan during the three-month period ended March 31, 2019, at an average cost of $ 22.74 per share. At March 31, 2019, the Company had $ 5.0 million remaining in the 2017 Repurchase Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2016, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARLIN BUSINESS SERVICES CORP.
(Registrant)
By:	/s/ Jeff Hilzinger	Chief Executive Officer
	Jeff Hilzinger	(Principal Executive Officer)

By:	/s/ Michael R. Bogansky
	Michael R. Bogansky	Chief Financial Officer & Senior Vice
President
(Principal Financial Officer)

Date:    May 3, 2019