Form 10-Q
period 2019-06-30
MARLIN BUSINESS SERVICES CORP
filed 2019-08-02
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

At July 26, 2019, 12,240,635 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2019

PART I. Financial Information

Item 1. Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$5,170	$5,088
Interest-earning deposits with banks	134,561	92,068

Total cash and cash equivalents	139,731	97,156
Time deposits with banks	12,679	9,659
Restricted interest-earning deposits (includes $8.1 million and $10.0 million at June 30, 2019 and December 31, 2018, respectively related to consolidated VIEs)	8,152	14,045
Investment securities (amortized cost of $10.7 million and $11.2 million at June 30, 2019 and December 31, 2018, respectively)	10,633	10,956
Net investment in leases and loans:
Leases	478,068	489,299
Loans	600,980	527,541

Net investment in leases and loans, excluding allowance for credit losses (includes $109.8 million and $150.2 million at June 30, 2019 and December 31, 2018, respectively, related to consolidated VIEs)	1,079,048	1,016,840
Allowance for credit losses	(16,777)	(16,100)

Total net investment in leases and loans	1,062,271	1,000,740
Intangible assets	7,920	7,912
Goodwill	6,735	7,360
Operating lease right-of-use assets	8,626	—
Property and equipment, net	4,014	4,317
Property tax receivables, net of allowance	8,070	5,245
Other assets	11,152	9,656

Total assets	$1,279,983	$1,167,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$888,561	$755,776
Long-term borrowings related to consolidated VIEs	109,637	150,055
Operating lease liabilities	9,074	—
Other liabilities:
Sales and property taxes payable	7,827	3,775
Accounts payable and accrued expenses	32,597	36,369
Net deferred income tax liability	26,733	22,560

Total liabilities	1,074,429	968,535

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,285,564 and 12,367,724 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	123	124
Additional paid-in capital	82,726	83,498
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive loss	48	(44)
Retained earnings	122,659	114,935

Total stockholders’ equity	205,554	198,511

Total liabilities and stockholders’ equity	$1,279,983	$1,167,046

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per-share data)
Interest income	$27,082	$23,964	$52,965	$47,243
Fee income	3,507	3,876	7,549	7,835

Interest and fee income	30,589	27,840	60,514	55,078
Interest expense	6,408	3,711	12,370	7,110

Net interest and fee income	24,181	24,129	48,144	47,968
Provision for credit losses	4,756	4,256	10,119	8,868

Net interest and fee income after provision for credit losses	19,425	19,873	38,025	39,100

Non-interest income:
Insurance premiums written and earned	2,176	1,993	4,308	3,932
Other income	5,025	2,634	15,841	5,929

Non-interest income	7,201	4,627	20,149	9,861

Non-interest expense:
Salaries and benefits	12,469	9,527	23,920	19,550
General and administrative	6,068	6,449	19,422	13,020

Non-interest expense	18,537	15,976	43,342	32,570

Income before income taxes	8,089	8,524	14,832	16,391
Income tax expense	1,974	2,057	3,576	3,739

Net income	$6,115	$6,467	$11,256	$12,652

Basic earnings per share	$0.50	$0.52	$0.91	$1.02
Diluted earnings per share	$0.49	$0.52	$0.91	$1.01

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$6,115	$6,467	$11,256	$12,652

Other comprehensive income (loss):
Reclassification due to adoption of ASU 2016-01, ASU 2018-02 and ASU 2018-03	—	—	—	107
Increase (decrease) in fair value of debt securities available for sale	69	33	123	(46)
Tax effect	(17)	(8)	(31)	(38)

Total other comprehensive income (loss)	52	25	92	23

Comprehensive income	$6,167	$6,492	$11,348	$12,675

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance,December 31, 2018	12,367,724	$124	$83,498	$(2)	$(44)	$114,935	$198,511
Repurchase of common stock	(48,857)	(1)	(1,144)	—	—	—	(1,145)
Stock issued in connection with restricted stock and RSU’s, net of forfeitures	30,209	—	—	—	—	—	—
Stock-based compensation recognized	—	—	861	—	—	—	861
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	40	—	40
Net income	—	—	—	—	—	5,141	5,141
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(1,758)	(1,758)

Balance,March 31, 2019	12,349,076	123	83,215	(2)	(4)	118,318	201,650
Issuance of common stock	10,298	—	240	—	—	—	240
Repurchase of common stock	(73,360)	—	(1,719)	—	—	—	(1,719)
Stock issued in connection with restricted stock and RSUs, net of forfeitures	(450)	—	—	—	—	—	—
Stock-based compensation recognized	—	—	990	—	—	—	990
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	52	—	52
Net income	—	—	—	—	—	6,115	6,115
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(1,774)	(1,774)

Balance,June 30, 2019	12,285,564	$123	$82,726	$(2)	$48	$122,659	$205,554

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2017	12,449,458	$124	$82,588	$(2)	$(96)	$97,035	$179,649
Repurchase of common stock	(37,026)	—	(1,000)	—	—	—	(1,000)
Stock issued in connection with restricted stock and RSU’s, net of forfeitures	6,065	—	—	—	—	—	—
Stock-based compensation recognized	—	—	921	—	—	—	921
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(59)	—	(59)
Net income	—	—	—	—	—	6,185	6,185
Impact of adoption of new accounting standards (1)	—	—	—	—	57	(57)	—
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(1,769)	(1,769)

Balance, March 31, 2018	12,418,497	124	82,509	(2)	(98)	101,394	183,927
Issuance of common stock	9,101	—	211	—	—	—	211
Repurchase of common stock	(1,121)	—	(32)	—	—	—	(32)
Exercise of stock options	909	—	23	—	—	—	23
Stock issued in connection with restricted stock and RSUs, net of forfeitures	11,545	—	—	—	—	—	—
Stock-based compensation recognized	—	—	763	—	—	—	763
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	25	—	25
Net income	—	—	—	—	—	6,467	6,467
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(1,742)	(1,742)

Balance, June 30, 2018	12,438,931	$124	$83,474	$(2)	$(73)	$106,119	$189,642

(1)	Represents the impact of Accounting Standards Update (“ASU”) 2016-01, ASU 2018-02 and ASU 2018-03

See Note 2 to the consolidated financial statements for more information

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,256	$12,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,390	2,228
Stock-based compensation	1,851	1,684
Change in fair value of equity securities	(94)	81
Provision for credit losses	10,119	8,868
Net deferred income taxes	4,142	3,868
Amortization of deferred initial direct costs and fees	7,252	6,517
Loss on equipment disposed	911	604
Gain on leases sold	(6,944)	(2,616)
Leases originated for sale	(29,036)	(2,063)
Proceeds from sale of leases originated for sale	30,062	2,104
Operating lease liability payments	(199)	—
Effect of changes in other operating items:
Other assets	(4,549)	5,427
Other liabilities	(142)	5,025

Net cash provided by operating activities	27,019	44,379

Cash flows from investing activities:
Net change in time deposits with banks	(3,020)	(304)
Funds used to originate leases and loans	(409,915)	(339,701)
Principal collections on leases and loans	248,563	235,669
Proceeds from sale of leases originated for investment	87,390	40,383
Security deposits collected, net of refunds	(130)	(141)
Proceeds from the sale of equipment	1,409	1,731
Acquisitions of property and equipment	(816)	(543)
Principal payments received on securities available for sale	529	632

Net cash (used in) investing activities	(75,990)	(62,274)

Cash flows from financing activities:
Net change in deposits	132,785	54,253
Term securitization repayments	(40,829)	—
Business combinations earn-out consideration payments	(223)	—
Issuances of common stock	240	211
Repurchases of common stock	(2,864)	(1,032)
Dividends paid	(3,456)	(3,479)
Exercise of stock options	—	23

Net cash provided by financing activities	85,653	49,976

Net increase in total cash, cash equivalents and restricted cash	36,682	32,081
Total cash, cash equivalents and restricted cash, beginning of period	111,201	67,146

Total cash, cash equivalents and restricted cash, end of period	$147,883	$99,227

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$11,504	$6,805
Net cash paid (refunds received) for income taxes	$1,362	$(8,051)
Leases transferred into held for sale from investment	$81,472	$37,808
Supplemental disclosures of non cash investing activities:
Business combinations assets acquired	$146	$—
Purchase of equipment for lease contracts and loans originated	$7,038	$9,294
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$139,731	$99,227
Restricted Cash	8,152	—

Cash, cash equivalents and restricted cash at end of period	$147,883	$99,227

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

On September 19, 2018, the Company completed the acquisition of Fleet Financing Resources (“FFR”), a leading provider of equipment finance credit products specializing in the leasing and financing of both new and used commercial vehicles, with an emphasis on livery equipment and other types of commercial vehicles used by small businesses. This acquisition is consistent with our strategy of augmenting organic growth with strategic acquisitions that extend our existing equipment finance business into new and attractive markets. The Company paid $10.0 million in cash for FFR and incurred an immaterial amount of acquisition-related cost. In addition, if FFR generates volume of up to $542 million from the closing date through September 30, 2026, we have agreed to pay the seller up to an additional $5.5 million in cash in earn-out consideration. This earn-out consideration will be calculated quarterly based on a sliding scale of percentage of revenue volume that increases as successively greater tiers of volume are attained, and if the maximum earn-out consideration is earned, the total consideration paid for FFR will be $15.5 million. The valuation of this earn-out will be evaluated in the fourth quarter of each year and more frequently if warranted, and the difference between the revised fair value estimate and the earn-out liability will be recorded in earnings. The Company completed the purchase price allocation in the first quarter of 2019 with $5.6 million recorded to goodwill and $7.6 million recorded to intangible assets for vendor relationships and lender relationships, offset by a contingent consideration liability of $3.2 million representing the estimated fair value of the earn-out. See Note 7 for additional information regarding the identified intangible assets acquired. The acquisition has been accounted for using the acquisition method of accounting. The unaudited pro forma financial information disclosed in the following sentence is for informational purposes only and is not indicative of future operations or results. If the acquisition had occurred at the beginning of 2018, the Company’s Interest and fee income, Non-interest income and net income for the six-month period ending June 30, 2018, would have been approximately $57.8 million, $10.0 million and $13.3 million, respectively.

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

The accompanying unaudited consolidated financial statements present the Company’s financial position at June 30, 2019 and the results of operations for the three- and six-month periods ended June 30, 2019 and 2018, and cash flows for the six-month periods ended June 30, 2019 and 2018. In Management’s opinion, the unaudited consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019. The consolidated results of operations for the three- and six-month periods ended June 30, 2019 and 2018 and the consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

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

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking current expected loss model which will generally result in more timely recognition of losses. In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326.

The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a cross functional implementation team to review the requirements of ASU 2016-13. The Company is still evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

Recently Adopted Accounting Standards.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. The ASU will require lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The ASU also requires expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has applied the new transition method upon adoption. In December 2018, the FASB issued ASU 2018-20 Leases (Topic 842): Narrow Scope Improvements for Lessors, which clarifies the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which aligned the new lease guidance with the existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. It also clarified an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the board’s new lease accounting standard.

The Company adopted the guidance in these ASUs on January 1, 2019. As a result, the Company recorded right-of-use assets of $9.1 million and lease liabilities of $9.1 million. At January 1, 2019, there was no adjustment to opening retained earnings. The Company, as a Lessor, will record property tax income and expense associated with leasing on a gross basis in the Consolidated

Statements of Operations. The property tax income and expense are recorded in the same period as earned and incurred, and the Company recognizes a provision for uncollectible property tax revenue as contra-revenue when a loss is probable and collectability is not reasonably assured. In addition, ASU 2016-02 limits the types of direct lease origination costs that are able to be deferred, which will reduce prospective deferred lease origination costs on a unit basis.

NOTE 3 – Non-Interest Income

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, Revenue from Contracts with Customers, including revenue generated from financial instruments, such as our leases and loans, investment securities, as well as revenue related to our gain on sale of leases and loans, servicing income, and insurance premiums written and earned. Revenue-generating activities that the Company accounts for under ASC 606, which are presented in our income statements as components of non-interest income, include certain fees such as property tax administrative fees on leases, ACH payment fees, insurance policy fees outside of the scope of ASC 944, broker fees earned for referring leases and loans to other funding partners, and other fees. The Company has included the following table regarding the Company’s non-interest income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Insurance premiums written and earned	$2,176	$1,993	$4,308	$3,932
Gain on sale of leases and loans	3,332	936	6,944	2,616
Servicing income	339	677	626	1,174
Property tax income	79	—	5,722	—
Net gains (losses) recognized during the period on equity securities	50	(26)	94	(81)

Non-interest income within the scope of other GAAP topics	5,976	3,580	17,694	7,641

Property tax administrative fees on leases	261	190	529	381
ACH payment fees	74	83	160	168
Insurance policy fees	666	514	1,334	1,025
Referral fees	164	210	318	493
Other	60	50	114	153

Non-interest income from contracts with customers	1,225	1,047	2,455	2,220

Total non-interest income	$7,201	$4,627	$20,149	$9,861

NOTE 4 – Investment Securities

Debt Securities, Available for Sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity unless management determines that an investment is other-than-temporarily impaired (OTTI). Changes in fair value of equity securities are recorded through the Consolidated Statements of Operations. The amortized cost and estimated fair value of investments, with gross unrealized gains and losses, were as follows as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
Asset-backed securities (“ABS”)	$4,607	$29	$(21)	$4,615
Municipal securities	2,375	79	—	2,454
Equity Securities
Mutual fund	3,672	—	(108)	3,564

Total investment securities	$10,654	$108	$(129)	$10,633

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$4,934	$20	$(39)	$4,915
Municipal securities	2,629	3	(20)	2,612
Equity Securities
Mutual fund	3,631	—	(202)	3,429

Total investment securities	$11,194	$23	$(261)	$10,956

The Company had $3.6 million and $3.4 million in equity securities recorded at fair value at June 30, 2019 and December 31, 2018, respectively. The following schedule is a summary of fair value changes recognized in net income on equity securities during the three and six months ended June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	$50	$(26)	$94	$(81)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—

Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$50	$(26)	$94	$(81)

The following tables present the aggregate amount of unrealized losses on securities in the Company’s investment securities classified according to the amount of time those securities have been in a continuous loss position as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$—	$—	$(21)	$1,433	$(21)	$1,433
Equity Securities Mutual fund	—	—	(108)	3,564	(108)	3,564

Total investment securities	$—	$—	$(129)	$4,997	$(129)	$4,997

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$—	$—	$(39)	$3,340	$(39)	$3,340
Municipal securities	(16)	1,436	(4)	408	(20)	1,844
Equity Securities Mutual fund	—	—	(202)	3,429	(202)	3,429

Total investment securities	$(16)	$1,436	$(245)	$7,177	$(261)	$8,613

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities available for sale at June 30, 2019, by remaining contractual maturity, with the exception of ABS and municipal securities, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties:

	June 30, 2019
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
	(Dollars in thousands)
Amortized Cost:
Debt Securities, Available for Sale:
ABS	$—	$2,776	$1,863	$—	$4,639
Municipal securities	—	521	1,854	—	2,375

Total debt securities available for sale	$—	$3,297	$3,717	$—	$7,014

Estimated fair value	$—	$3,327	$3,774	$—	$7,101
Weighted-average yield, GAAP basis	—	2.34%	2.72%	—	2.55%

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses is recorded in other comprehensive income, net of taxes. The Company did not recognize any OTTI in earnings related to its investment securities for the six months ended June 30, 2019 and June 30, 2018.

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

The Company’s loan portfolio is comprised of Working Capital loans, loans under the Community Reinvestment Act of 1977 (CRA), and Equipment loans. Working Capital loans generally have 6 to 24 month terms with repayment terms that can vary from daily, weekly or monthly. Equipment loans are comprised of Equipment Finance Agreements, Installment Purchase Agreements, and other loans.

Net investment in leases and loans consists of the following:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Minimum lease payments receivable	$518,005	$530,867
Estimated residual value of equipment	28,688	27,646
Unearned lease income, net of initial direct costs and fees deferred	(67,917)	(68,376)
Security deposits	(708)	(838)

Total leases	478,068	489,299
Commercial loans, net of origination costs and fees deferred Working Capital Loans	51,748	36,856
CRA(1)	1,493	1,466
Equipment loans(2)	469,367	423,168
CVG	78,372	66,051

Total commercial loans	600,980	527,541
Allowance for credit losses	(16,777)	(16,100)

	$1,062,271	$1,000,740

At June 30, 2019, $109.8 million in net investment in leases were pledged as collateral for the Company’s outstanding asset-backed securitization balance and $35.6 million in net investment in leases were pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

The amount of deferred initial direct costs and origination costs net of deferred fees deferred were $21.3 million and $20.5 million as of June 30, 2019 and December 31, 2018, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. ASU 2016-02 limited the types of costs that qualify for deferral as initial direct costs for leases, which reduced the deferral of unit lease costs and resulted in an increase in current period expense. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At June 30, 2019 and December 31, 2018, $24.2 million and $23.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Maturities of lease receivables under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, were as follows as of June 30, 2019:

	Minimum Lease Payments Receivable (1)	Net Income Amortization (2)
	(Dollars in thousands)
Period Ending December 31,
Remainder of 2019	$112,557	$19,216
2020	175,405	25,906
2021	118,603	13,913
2022	69,111	6,326
2023	33,751	2,131
Thereafter	8,578	425

	$518,005	$67,917

(1)	Represents the undiscounted cash flows of the lease payments receivable.
(2)	Represents the difference between the undiscounted cash flows and the discounted cash flows.

The lease income recognized was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollars in thousands)
Selling Profit (1)	$—	$—	$—	$—
Interest Income	$10,730	$12,482	$21,691	$25,478

(1)	The Company does not derive income from the sale of the equipment.

NOTE 6 – Allowance for Credit Losses

In accordance with the Contingencies and Receivables Topics of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The tables which follow provide activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended June 30, 2019
	Commercial Lease and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance (2)	CVG	Total
Allowance for credit losses, beginning of period	$1,684	$—	$13,975	$1,223	$16,882

Charge-offs	(602)	—	(4,508)	(345)	(5,455)
Recoveries	51	—	482	61	594

Net charge-offs	(551)	—	(4,026)	(284)	(4,861)

Provision for credit losses	807	—	3,467	482	4,756

Allowance for credit losses, end of period	$1,940	$—	$13,416	$1,421	$16,777

Ending lease or loan balance(1,3)	$51,223	$1,493	$921,709	$83,301	$1,057,726

	Three Months Ended June 30, 2018
	Commercial Lease and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance (2)	CVG	Total
Allowance for credit losses, beginning of period	$1,310	$—	$13,140	$1,170	$15,620

Charge-offs	(499)	—	(4,190)	(243)	(4,932)
Recoveries	43	—	580	3	626

Net charge-offs	(456)	—	(3,610)	(240)	(4,306)

Provision for credit losses	480	—	3,482	294	4,256

Allowance for credit losses, end of period	$1,334	$—	$13,012	$1,224	$15,570

Ending lease or loan balance(1)	$30,880	$1,445	$870,366	$56,761	$959,452
Ending balance: individually evaluated for impairment	$—	$—	$545	$—	$545

Ending balance: collectively evaluated for impairment	$30,880	$1,445	$869,821	$56,761	$958,907

	Six Months Ended June 30, 2019
	Commercial Lease and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance (2)	CVG	Total
Allowance for credit losses, beginning of period	$1,467	$—	$13,531	$1,102	$16,100

Charge-offs	(1,275)	—	(8,840)	(673)	(10,788)
Recoveries	71	—	1,214	61	1,346

Net charge-offs	(1,204)	—	(7,626)	(612)	(9,442)

Provision for credit losses	1,677	—	7,511	931	10,119

Allowance for credit losses, end of period	$1,940	$—	$13,416	$1,421	$16,777

Ending lease or loan balance(1,3)	$51,223	$1,493	$921,709	$83,301	$1,057,726

	Six Months Ended June 30, 2018
	Commercial Lease and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance (2)	CVG	Total
Allowance for credit losses, beginning of period	$1,036	$—	$12,663	$1,152	$14,851

Charge-offs	(728)	—	(8,219)	(400)	(9,347)
Recoveries	49	—	1,108	41	1,198

Net charge-offs	(679)	—	(7,111)	(359)	(8,149)

Provision for credit losses	977	—	7,460	431	8,868

Allowance for credit losses, end of period	$1,334	$—	$13,012	$1,224	$15,570

Ending lease or loan balance(1)	$30,880	$1,445	$870,366	$56,761	$959,452
Ending balance: individually evaluated for impairment	$—	$—	$545	$—	$545

Ending balance: collectively evaluated for impairment	$30,880	$1,445	$869,821	$56,761	$958,907

	Year ended December 31, 2018
	Commercial Lease and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance (2)	CVG	Total
Allowance for credit losses, beginning of period	$1,036	$—	$12,663	$1,152	$14,851

Charge-offs	(1,537)	—	(18,149)	(907)	(20,593)
Recoveries	60	—	2,199	61	2,320

Net charge-offs	(1,477)	—	(15,950)	(846)	(18,273)

Provision for credit losses	1,908	—	16,818	796	19,522

Allowance for credit losses, end of period	$1,467	$—	$13,531	$1,102	$16,100

Ending lease or loan balance(1,3)	$36,478	$1,466	$890,785	$67,654	$996,383

(1)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(2)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements, and other leases and loans.
(3)	For the six months ended June 30, 2019 and the year ended December 31, 2018, all leases and loans were collectively evaluated .

For the six-month periods ended June 30, 2019 and June 30, 2018, the Company sold $110.5 million of leases and loans from its portfolio for a gain on sale of $6.9 million and $38.8 million of leases and loans from its portfolio for a gain on sale of $2.6 million, respectively. For the year ended December 31, 2018, the Company sold $139.0 million of leases and loans from its portfolio for a gain on sale of $8.4 million.

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

The following tables present the segments of the loan portfolio in which a formal risk weighting system is utilized summarized by the categories of “pass” and “special mention”, and the classified categories of “substandard”, “doubtful”, and “loss” within the Company’s risk rating system at June 30, 2019 and December 31, 2018. The data within the tables reflect net investment, excluding deferred fees and cost and allowance:

	June 30, 2019
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance	CVG	Total
Pass	$50,465	$1,493	$910,157	$81,709	$1,043,824
Special Mention	267	—	4,406	347	5,020
Substandard	243	—	3,351	719	4,313
Doubtful	248	—	2,265	368	2,881
Loss	—	—	1,530	158	1,688

Total	$51,223	$1,493	$921,709	$83,301	$1,057,726

	December 31, 2018
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance	CVG	Total
Pass	$35,793	$1,466	$879,275	$66,463	$982,997
Special Mention	47	—	4,373	146	4,566
Substandard	145	—	3,460	660	4,265
Doubtful	300	—	2,353	158	2,811
Loss	193	—	1,324	227	1,744

Total	$36,478	$1,466	$890,785	$67,654	$996,383

Troubled debt restructurings are restructurings of leases and loans in which, due to the borrower’s financial difficulties, a lender grants a concession that it would not otherwise consider for borrowers of similar credit quality. As of June 30, 2019 and December 31, 2018, the Company did not have any troubled debt restructurings.

Loan Delinquencies and Non-Accrual Leases and Loans

Net investments in leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At June 30, 2019 and December 31, 2018, there were no finance receivables past due 90 days or more and still accruing.

Working Capital Loans are generally placed in non-accrual status when they are 30 days past due and generally charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management. At June 30, 2019 and December 31, 2018, there were no Working Capital Loans past due 30 days or more and still accruing.

Management further monitors the performance and credit quality of the loan portfolio as determined by the length of time a recorded payment is due.

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio as of June 30, 2019 and December 31, 2018:

June 30, 2019 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Non- Accruing
Working Capital Loans	$240	$—	$—	$240	$50,983	$51,223	$248
CRA	—	—	—	—	1,493	1,493	—
Equipment Finance (1)	4,287	3,030	3,817	11,134	1,037,233	1,048,367	3,817
CVG	381	374	465	1,220	96,424	97,644	465

Total Leases and Loans (2)	$4,908	$3,404	$4,282	$12,594	$1,186,133	$1,198,727	$4,530

December 31, 2018 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Non- Accruing
Working Capital Loans	$300	$51	$141	$492	$35,986	$36,478	$492
CRA	—	—	—	—	1,466	1,466	—
Equipment Finance (1)	4,537	3,123	3,529	11,189	1,001,363	1,012,552	3,529
CVG	166	257	191	614	78,407	79,021	191

Total Leases and Loans (2)	$5,003	$3,431	$3,861	$12,295	$1,117,222	$1,129,517	$4,212

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements, and other leases and loans.
(2)	Represents total minimum lease and loan payments receivable for Equipment Finance and CVG and as a percentage of principal outstanding for Working Capital Loans and CRA.

NOTE 7 – Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance of $7.4 million at December 31, 2018 included $1.2 million from the Company’s acquisition of Horizon Keystone Financial, an equipment company (‘HKF”) in January 2017 and $6.2 million from the preliminary allocation of the purchase price of the Company’s acquisition of FFR in September 2018. The Company completed the purchase price allocation in the first quarter of 2019 upon receiving clarification of certain outstanding matters and established a final goodwill valuation of $5.6 million resulting in a goodwill reduction of $0.6 million in the first quarter of 2019. The goodwill balance represents the excess purchase price over the Company’s fair value of the assets acquired and is not amortizable but is deductible for tax purposes. Impairment testing will be performed in the fourth quarter of each year and more frequently as warranted in accordance with the applicable accounting guidance.

The changes in the carrying amount of goodwill for the six month period ended June 30, 2019 are as follows:

(Dollars in thousands)	Total Company
Balance at December 31, 2018	$7,360
Changes	(625)

Balance at June 30, 2019	$6,735

Intangible assets

During the first quarter of 2017, in connection with the acquisition of HKF, the Company acquired certain definite-lived intangible assets with a total cost of $1.3 million and a weighted average amortization period of 8.7 years. During the third quarter of 2018, in connection with the acquisition of FFR, the Company acquired certain definite-lived intangible assets with a total cost of $7.2 million based on a preliminary evaluation. The Company subsequently completed the purchase price allocation in the first quarter of 2019 and established a cost of $7.6 million for the acquired intangible assets and a weighted average amortization period of 10.8 years. The Company had no indefinite-lived intangible assets at June 30, 2019.

The following table presents details of the Company’s intangible assets as of June 30, 2019:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Lender relationships	3 to 10 years	$1,630	$395	$1,235
Vendor relationships	11 years	7,290	644	6,646
Corporate trade name	7 years	60	21	39

		$8,980	$1,060	$7,920

There was no impairment of these assets in the second quarter or six months of 2019 or 2018. Amortization related to the Company’s definite lived intangible assets was $0.5 million and $0.1 million for the six-month periods ended June 30, 2019 and June 30, 2018, respectively.

The Company expects the amortization expense for the next five years will be as follows:

(Dollars in thousands)
Remainder of 2019	$459
2020	798
2021	798
2022	798
2023	798

NOTE 8 – Other Assets

Other assets are comprised of the following:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Accrued fees receivable	$3,339	$3,354
Prepaid expenses	2,956	2,447
Income taxes receivable	754	—
Federal Reserve Bank Stock	1,711	1,711
Other	2,392	2,144

	$11,152	$9,656

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

As of June 30, 2019, the Company leases all six of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Riverside, California; and Philadelphia, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for three office leases whose terms are twelve months or less and are considered short-term leases. Three of the office leases include options to extend for terms of three to ten years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into two leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Operating lease cost	$333	$283	$556	$559
Finance lease costs	—	2	—	4
Short-term lease cost	35	—	74	—

Total lease cost	$368	$285	$630	$563

Supplemental information related to leases was as follows:

(Dollars in thousands)	Six Months Ended June 30, 2019
Supplemental balance sheet information
Operating lease right-of-use assets (1)	$8,626
Operating lease liabilities	9,074
Weighted average remaining lease term	12.4	Years
Weighted average discount rate	3.30%
Supplemental cash flow information
Operating cash flows from operating leases	$199
Right-of-use assets obtained in exchange for lease obligations	8,626

(1)

In the second quarter, right-of-use assets related to the Company’s existing leases increased by $2.9 million as a result of additional negotiations with a landlord on a lease put in place January 1, 2019. These changes resulted in additional right-of-use assets and the removal of lease incentive receivables.

Maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31,	(Dollars in thousands)
Remainder of 2019	$210
2020	1,098
2021	886
2022	791
2023	806
Thereafter	7,378

Total lease payments	$11,169
Less: imputed interest	(2,095)

Total	$9,074

NOTE 10 – Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution Community Development Financial Institution (“CDFI”) organization. The CDFI serves as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents, helping MBB meet its Community Reinvestment Act (“CRA”) obligations. Currently, MBB receives approximately 1.2% participation in each funded loan which is collateral for the loan issued to the CDFI under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At June 30, 2019, MBB had an unfunded commitment of $0.5 million for this activity. MBB’s one-year commitment to the CDFI will expire in September 2019 at which time the commitment may be renewed for another year based on the Company’s discretion.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Banking institutions are subject to periodic reviews and examinations from banking regulators. In 2017, one of MBB’s regulatory agencies communicated findings in connection with the timing of certain aspects of payment application processes in effect prior to February 2016 related to the assessment of late fees. The Company agreed to pay restitution to customers in the amount $4.0 million to resolve this matter, and the Company established a liability for such amount in the first quarter of 2017. In the second quarter of 2019, the Company remitted the $4.0 million into a fund that will process the restitution and resolve its obligation for this matter.

NOTE 11 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of June 30, 2019, money market deposit accounts totaled $22.6 million.

As of June 30, 2019, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
Remainder of 2019	$209,179
2020	277,081
2021	202,896
2022	105,523
2023	45,873
Thereafter	25,062

Total	$865,614

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at June 30, 2019 was 2.44%.

NOTE 12 – Debt and Financing Arrangements

Short-Term Borrowings

On November 20, 2018, the Company closed on a secured, variable rate revolving line of credit in the amount of $5.0 million that expires on November 20, 2019. As of June 30, 2019, the Company was in compliance with all debt covenants required under this line of credit and there were no outstanding balances on this line of credit as of June 30, 2019 and December 31, 2018.

Long-term Borrowings

On July 27, 2018 the Company completed a $201.7 million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount. At June 30, 2019, outstanding term securitizations amounted to $110.4 million and are collateralized by $124.0 million of minimum lease and loan payments receivable and $8.1 million of restricted interest-earning deposits. The Company’s term note securitizations are classified as long-term borrowings.

The Company’s long-term borrowings consisted of the following:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Term securitization 2018-1	$110,405	$151,233
Unamortized debt issuance costs	(768)	(1,178)

	$109,637	$150,055

The July 27, 2018 term note securitization is summarized below:

			Notes	Final	Original
	Outstanding Balance as of		Originally	Maturity	Coupon
	June 30, 2019	December 31, 2018	Issued	Date	Rate
	(Dollars in thousands)
2018 — 1
Class A-1	$—	$26,983	$77,400	July, 2019	2.55%
Class A-2	41,855	55,700	55,700	October, 2020	3.05
Class A-3	36,910	36,910	36,910	April, 2023	3.36
Class B	10,400	10,400	10,400	May, 2023	3.54
Class C	11,390	11,390	11,390	June, 2023	3.70
Class D	5,470	5,470	5,470	July, 2023	3.99
Class E	4,380	4,380	4,380	May, 2025	5.02

Total Term Note Securitizations	$110,405	$151,233	$201,650		3.05	%(1)(2)

(1)

Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term note securitizations have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	The weighted average coupon rate of the 2018-1 term note securitization will approximate 3.41% over the term of the borrowing.

Scheduled principal and interest payments on outstanding borrowings as of June 30, 2019 are as follows:

	Principal	Interest
	(Dollars in thousands)
Period Ending December 31,
Remainder of 2019	$32,994	$1,656
2020	45,200	1,993
2021	23,629	813
2022	8,582	159

	$110,405	$4,621

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

The Company’s balances measured at fair value on a recurring basis include the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019 Fair Value Measurements Using			December 31, 2018 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
ABS	$—	$4,615	$—	$—	$4,915	$—
Municipal securities	—	2,454	—	—	2,612	—
Mutual fund	3,564	—	—	3,429	—	—

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments that are not recorded on the consolidated balance sheet at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$139,731	$139,731	$97,156	$97,156
Time deposits with banks	12,679	12,210	9,659	9,614
Restricted interest-earning deposits with banks	8,152	8,152	14,045	14,045
Loans, net of allowance	590,973	596,755	518,697	515,754
Federal Reserve Bank Stock	1,711	1,711	1,711	1,711
Financial Liabilities
Deposits	$888,561	$868,564	$755,776	$722,682
Long-term borrowings	109,637	110,532	150,055	149,912
Servicing Liability	1,794	1,794	1,352	1,352

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of June 30, 2019 and December 31, 2018, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. The cash equivalents include a money market fund with a balance of $34.3 million that the Company considers operating cash and has no reportable gross unrealized gains or losses. The fair value measurement of cash and cash equivalents is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The company maintains interest-earning trust accounts pledged as collateral for our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at June 30, 2019 and December 31, 2018. This fair value measurement is classified as Level 1.

Loans

The loan balances are comprised of three types of loans. Loans made as a member bank in a non-profit, multi-financial institution CDFI serve as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at June 30, 2019 and December 31, 2018 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans is estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$6,115	$6,467	$11,256	$12,652
Less: net income allocated to participating securities	(74)	(115)	(147)	(235)

Net income allocated to common stock	$6,041	$6,352	$11,109	$12,417

Weighted average common shares outstanding	12,333,383	12,419,955	12,335,545	12,427,501
Less: Unvested restricted stock awards considered participating securities	(148,387)	(220,866)	(160,170)	(233,475)

Adjusted weighted average common shares used in computing basic EPS	12,184,996	12,199,089	12,175,375	12,194,026

Basic EPS	$0.50	$0.52	$0.91	$1.02

Diluted EPS
Net income allocated to common stock	$6,041	$6,352	$11,109	$12,417

Adjusted weighted average common shares used in computing basic EPS	12,184,996	12,199,089	12,175,375	12,194,026
Add: Effect of dilutive stock-based compensation awards	81,855	70,900	84,624	61,473

Adjusted weighted average common shares used in computing diluted EPS	12,266,851	12,269,989	12,259,999	12,255,499

Diluted EPS	$0.49	$0.52	$0.91	$1.01

For the three-month periods ended June 30, 2019 and June 30, 2018, outstanding stock-based compensation awards in the amount of 174,458 and 135,265, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

For the six-month periods ended June 30, 2019 and June 30, 2018, outstanding stock-based compensation awards in the amount of 187,093 and 125,166, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

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

During the three-month period ended June 30, 2019, the Company purchased 72,824 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $ 23.44 per share. During the six-month period ended June 30, 2019, the Company purchased 102,771 shares of its common stock under the 2017 Repurchase Plan at an average cost of $ 23.57 per share. During the three-month period ended June 30, 2018 the Company did not purchase any its common stock in the open market under the 2017 Repurchase Plan. During the six-month period ended June 30, 2018, the Company purchased 17,725 shares of its common stock under the 2017 Repurchase Plan at an average cost of $ 28.21 per share. At June 30, 2019, the Company had $ 3.3 million remaining in the 2017 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. There were 536 and 19,446 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during each of the three- and six-month periods ended June 30, 2019, at average per-share costs of $ 22.81 and $ 22.74, respectively. There were 1,121 and 20,422 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during the three- and six-month periods ended June 30, 2018, at average per-share costs of $ 29.13 and $ 26.09, respectively.

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

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at June 30, 2019 was $146.3 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At June 30, 2019, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at June 30, 2019.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	15.24%	$190,851	4%	$50,084	5%		$62,605
Marlin Business Bank	13.76%	$146,293	5%	$53,146	5%		$53,146
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	17.01%	$190,851	4.5%	$50,497	6.5%		$72,939
Marlin Business Bank	15.05%	$146,293	6.5%	$68,053	6.5%		$68,053
Tier 1 Risk-based Capital
Marlin Business Services Corp.	17.01%	$190,851	6%	$67,329	8%		$89,772
Marlin Business Bank	15.05%	$146,293	8%	$82,635	8%		$82,635
Total Risk-based Capital
Marlin Business Services Corp.	18.26%	$204,912	8%	$89,772	10%		$112,215
Marlin Business Bank	16.30%	$158,476	15%	$145,827	10	%(1)	$102,079

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.30% at June 30, 2019 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 16 – Stock-Based Compensation

Awards for Stock-Based Compensation are governed by the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”), the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) and the Company’s 2019 Equity Compensation Plan (approved by the Company’s shareholders on May 30, 2019) (the “2019 Plan” and, together with the 2014 Plan and the 2003 Plan, the “Equity Compensation Plans”). Under the terms of the Equity Compensation Plans, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards (collectively referred to as “Grants”) as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the Equity Compensation Plans. The aggregate number of shares under the 2019 Plan that may be issued for Grants is 826,036. There were 826,036 shares available for future awards under the 2019 Plan as of June 30, 2019.

Total stock-based compensation expense was $1.0 million and $0.7 million for the three-month periods ended June 30, 2019 and June 30, 2018, respectively. Total stock-based compensation expense was $1.9 million and $1.7 million for the six-month periods ended June 30, 2019 and June 30, 2018, respectively. Excess tax benefits from stock-based payment arrangements was $0.1 million and $0.2 million for the six-month periods ended June 30, 2019 and June 30, 2018, respectively.

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

There were no stock options granted during the three-month and six-month periods ended June 30, 2019, respectively. There were no stock options and 68,689 stock options granted during the three-month and six-month periods ended June 30, 2018, respectively. The fair value of stock options granted during the six-month period ended June 30, 2018 was $7.21. The fair value was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

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

A summary of option activity for the six-month period ended June 30, 2019 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2018	146,431	$26.77
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(3,175)	25.75

Outstanding, June 30, 2019	143,256	26.80

The Company recognized $0.1 million and $0.2 million of compensation expense related to options during the three and six-month periods ended June 30, 2019. The Company recognized $0.1 million and $0.1 million of compensation expense related to options during the three and six-month periods ended June 30, 2018.

There were no stock options exercised during the three-month period ended June 30, 2019. There were 909 stock options exercised during the three-month period ended June 30, 2018.

The total pretax intrinsic values of stock options exercised was $0.1 million for the six-month period ended June 30, 2018.

The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2019:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$25.75	83,235	4.8	$25.75	$—	55,165	4.8	$25.75	—
$28.25	60,021	5.7	$28.25	$—	20,001	5.7	$28.25	$—

	143,256	5.2	$26.80	$—	75,166	5.0	$26.42	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.93 as of June 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2019, there was $0.4 million of unrecognized compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations scheduled to be recognized over a weighted average period of 1.1 years.

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

Of the total restricted stock awards granted during the six-month period ended June 30, 2019, no shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2019 and 2018 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the six-month period ended June 30, 2019:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	186,603	$19.91
Granted	1,100	23.05
Vested	(46,492)	15.37
Forfeited	(1,850)	22.79

Outstanding at June 30, 2019	139,361	21.41

During the three-month periods ended June 30, 2019 and June 30, 2018, the Company granted restricted stock awards with grant-date fair values totaling less than $0.1 million and $0.5 million, respectively. During the six-month periods ended June 30, 2019 and June 30, 2018, the Company granted restricted stock awards with grant-date fair values totaling less than $0.1 million and $0.5 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.2 million and $0.2 million of compensation expense related to restricted stock for the three-month periods ended June 30, 2019 and June 30, 2018, respectively. The Company recognized $0.5 million and $0.8 million of compensation expense related to restricted stock for the six-month periods ended June 30, 2019 and June 30, 2018, respectively.

Of the $0.5 million total compensation expense related to restricted stock for the six-month period ended June 30, 2019, approximately $0.1 million related to accelerated vesting during the first quarter of 2019, based on achievement of certain performance criteria determined annually. Of the $0.8 million total compensation expense related to restricted stock for the six-month period ended June 30, 2018, approximately $0.3 million related to accelerated vesting during the first quarter of 2018, which was also based on the achievement of certain performance criteria determined annually.

As of June 30, 2019, there was $1.5 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 3.6 years. As of June 30, 2019, there were no restricted stock awards outstanding for which vesting may be accelerated based on achievement of individual performance measures.

The fair value of shares that vested during the three-month periods ended June 30, 2019 and June 30, 2018 was $0.3 million and $0.6 million, respectively. The fair value of shares that vested during the six-month periods ended June 30, 2019 and June 30, 2018 was $1.1 million and $1.8 million, respectively.

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

The following tables summarize restricted stock unit activity for the six-month period ended June 30, 2019:

Performance-based & market-based RSUs	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	191,921	$17.43
Granted	95,408	18.37
Forfeited	—	0.00
Converted	(8,000)	9.47
Cancelled due to non-achievement of market condition	(4,000)	9.47

Outstanding at June 30, 2019	275,329	18.10

Service-based RSUs
Outstanding at December 31, 2018	61,256	$27.61
Granted	74,620	21.50
Forfeited	—	0.00
Converted	(22,509)	27.47

Outstanding at June 30, 2019	113,367	23.62

The weighted average grant-date fair value of RSUs with both performance and market-based vesting conditions granted during the six-month period ended June 30, 2019 was $12.91 per unit. The weighted average grant date fair value of these performance and market-based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Six Months Ended June 30,
	2019	2018
Grant date stock price	$21.50	—
Risk-free interest rate	2.16%	—
Expected volatility	26.68%	—
Dividend yield	—	—

There were no RSUs with vesting conditions based solely on market conditions granted during the six-month periods ended June 30, 2019. There were no RSU’s granted during the six-month period ended June 30, 2018.

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

There were no RSUs granted during the three-month period ended June 30, 2019. During the three-month period ended June 30, 2018, the Company granted RSUs with grant-date fair values totaling $0.1 million. During the six-month periods ended June 30, 2019 and June 30, 2018, the Company granted RSUs with grant-date fair values totaling $3.4 million and $2.4 million, respectively. The Company recognized $0.7 million and $0.4 million of compensation expense related to RSUs for the three-month periods ended June 30, 2019 and June 30, 2018, respectively. The Company recognized $1.1 million and $0.7 million of compensation expense related to RSUs for the six-month periods ended June 30, 2019 and June 30, 2018, respectively. As of June 30, 2019, there was $4.7 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 1.7 years based on the most probable performance assumptions. In the event maximum performance targets are achieved, an additional $3.7 million of compensation cost would be recognized over a weighted average period of 1.9 years. As of June 30, 2019, 210,211 performance units are expected to convert to shares of common stock based on the most probable performance assumptions. In the event maximum performance targets are achieved, 450,107 performance units would convert to shares of common stock.

NOTE 17 – Subsequent Events

The Company declared a dividend of $0.14 per share on August 1, 2019. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on August 22, 2019 to shareholders of record on the close of business on August 12, 2019. It represents the Company’s thirty-second consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

On August 1, 2019, the Company’s Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authorization is in addition to the $3.3 million remaining authorization under the 2017 Repurchase Plan. The repurchase may be made on the open market, in block trades through privately negotiated transactions or plans, pursuant to instructions or contracts established under Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise in accordance with applicable laws, rules and regulations. No time limit has been set for the completion of the program. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. The stock repurchase will be funded using the Company’s working capital. Any shares purchased under this program will be returned to the status of authorized but unissued shares of common stock.

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

Our leases and loans are fixed-rate transactions with terms generally ranging from 36 to 60 months. At June 30, 2019, our lease and loan portfolio consisted of 94,088 accounts, excluding Working Capital Loans, with an average original term of 49 months and average original transaction size of approximately $17,000.

MBB offers a flexible loan program called Working Capital Loans (formerly called Funding Stream.) Working Capital Loans is tailored to the small business market to provide customers access to capital to help grow their businesses. As of June 30, 2019, the Company had approximately $51.7 million, not including the allowance for credit losses allocated to loans of $1.9 million, of small business loans on the balance sheet. Generally, these loans range from $5,000 to $200,000, have flexible 6 to 24 month terms, and have automated daily, weekly and monthly payback.

At June 30, 2019, we had $1.28 billion in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $1.06 billion at June 30, 2019.

Our revenue consists of interest and fees from our leases and loans, interest income from our interest earning cash and investments and, to a lesser extent, non-interest income from insurance premiums written and earned and other income. Our expenses consist of interest expense and non-interest expense, which include salaries and benefits and general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended June 30, 2019, our annualized net credit losses were 1.88% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as sales type leases, and we recognize interest income over the term of the lease. Sales type leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Net investment in leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 59% of our lease portfolio at June 30, 2019 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits and money market demand accounts raised nationally by MBB, as well as, from time to time, fixed-rate asset backed securitization transactions.

We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. In the future MBB may elect to offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions. As of June 30, 2019, total MBB deposits were $888.6 million, compared to $755.8 million at December 31, 2018. We had $109.6 million of outstanding secured borrowings as of June 30, 2019 and $150.1 million as of December 31, 2018.

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

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended June 30, 2019 and June 30, 2018

Net income. Net income of $6.1 million was reported for the three-month period ended June 30, 2019, resulting in diluted EPS of $0.49, compared to net income of $6.5 million and diluted EPS of $0.52 for the three-month period ended June 30, 2018. This decrease was primarily due to an increase in interest expense of $2.7 million due to interest payments on deposits as well as the interest on the asset backed securitization completed in the third quarter of 2018 and an increase in the provision for credit losses of $0.5 million on a larger portfolio.

Return on average assets was 1.94% for the three-month period ended June 30, 2019, compared to a return of 2.41% for the three-month period ended June 30, 2018. Return on average equity was 12.05% for the three-month period ended June 30, 2019, compared to a return of 13.93% for the three-month period ended June 30, 2018.

Overall, our average net investment in total finance receivables for the three-month period ended June 30, 2019 increased 10.2% to $1,031.8 million, compared to $936.0 million for the three-month period ended June 30, 2018. This change was primarily due to origination volume exceeding lease and loan repayments, sales and charge-offs. The end-of-period net investment in total finance receivables at June 30, 2019 was $1,062.3 million, an increase of $61.6 million, or 6.2%, from $1,000.7 million at December 31, 2018.

During the three months ended June 30, 2019, we generated 7,648 new equipment finance leases and loans with equipment costs of $181.8 million, compared to 8,238 new equipment finance leases and loans with equipment costs of $155.4 million generated for the three months ended June 30, 2018. Working Capital loan originations were $27.5 million during the three-month period ended June 30, 2019, an increase of $10.7 million, or 63.5%, as compared to the three-month period ended June 30, 2018. Approval rates decreased by 1% to 55% for the three-month period ended June 30, 2019, compared to 56% for the three-month period ended June 30, 2018.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2019 and June 30, 2018.

	Three Months Ended June 30,
	2019			2018
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$129,210	$752	2.33%	$77,957	$320	1.64%
Time Deposits	11,715	72	2.46	8,706	39	1.77
Restricted interest-earning deposits with banks	14,671	28	0.77	—	—	—
Securities available for sale	10,674	74	2.76	10,850	60	2.21
Net investment in leases(3)	942,517	21,556	9.15	874,877	20,517	9.38
Loans receivable(3)	89,257	4,600	20.61	61,131	3,028	19.82

Total interest-earning assets	1,198,044	27,082	9.04	1,033,521	23,964	9.27

Non-interest-earning assets:
Cash and due from banks	5,319			3,989
Intangible assets	8,070			1,056
Goodwill	6,735			1,160
Operating lease right-of-use assets	6,935			—
Property and equipment, net	3,996			4,054
Property tax receivables	8,479			9,650
Other assets(4)	21,042			22,115

Total non-interest-earning assets	60,576			42,024

Total assets	$1,258,620			$1,075,545

Interest-bearing liabilities:
Certificate of Deposits(5)	$842,274	$5,042	2.39%	814,524	$3,556	1.75%
Money Market Deposits(5)	23,715	158	2.66	30,091	155	2.06
Long-term borrowings(5)	120,407	1,208	4.01	—	—	—

Total interest-bearing liabilities	986,396	6,408	2.59	844,615	3,711	1.76

Non-interest-bearing liabilities:
Sales and property taxes payable	8,213			7,451
Operating lease liabilities	9,094			—
Accounts payable and accrued expenses	27,315			18,402
Net deferred income tax liability	24,601			19,316

Total non-interest-bearing liabilities	69,223			45,169

Total liabilities	1,055,619			889,784
Stockholders’ equity	203,001			185,761

Total liabilities and stockholders’ equity	$1,258,620			$1,075,545

Net interest income		$20,674			$20,253
Interest rate spread(6)			6.45%			7.51%
Net interest margin(7)			6.90%			7.84%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.46%			122.37%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

Changes due to volume and rate. The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended June 30, 2019 Compared To Three Months Ended June 30, 2018
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$264	$168	$432
Time Deposits	16	17	33
Restricted interest-earning deposits with banks	28	—	28
Securities available for sale	(1)	15	14
Net investment in leases	1,557	(518)	1,039
Loans receivable	1,445	127	1,572
Total interest income	3,732	(614)	3,118
Interest expense:
Certificate of Deposits	125	1,361	1,486
Money Market Deposits	(37)	40	3
Long-term borrowings	1,208	—	1,208
Total interest expense	700	1,997	2,697
Net interest income	3,004	(2,583)	421

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended June 30, 2019 and June 30, 2018.

	Three Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Interest income	$27,082	$23,964
Fee income	3,507	3,876

Interest and fee income	30,589	27,840
Interest expense	6,408	3,711

Net interest and fee income	$24,181	$24,129

Average total finance receivables(1)	$1,031,774	$936,007
Annualized percent of average total finance receivables:
Interest income	10.50%	10.24%
Fee income	1.36	1.66

Interest and fee income	11.86	11.90
Interest expense	2.48	1.59

Net interest and fee margin	9.38%	10.31%

(1)

Total finance receivables include net investment in leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $0.1 million, or 0.4%, to $24.2 million for the three months ended June 30, 2019 from $24.1 million for the three months ended June 30, 2018. The annualized net interest and fee margin decreased 93 basis points to 9.38% in the three-month period ended June 30, 2019 from 10.31% for the corresponding period in 2018.

Interest income, net of amortized initial direct costs and fees, was $27.1 million and $24.0 million for the three-month periods ended June 30, 2019 and June 30, 2018, respectively. Average total finance receivables increased $95.8 million, or 10.2%, to $1,031.8 million at June 30, 2019 from $936.0 million at June 30, 2018. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease and loan repayments, sales and charge-offs. The average yield on the portfolio increased 26 basis points to 10.50% from 10.24% in the prior year quarter. The weighted average implicit interest rate on new finance receivables originated was 12.95% and 12.24% for the three-month periods ended June 30, 2019, and June 30, 2018, respectively.

Fee income was $3.5 million and $3.9 million for the three-month periods ended June 30, 2019 and June 30, 2018, respectively. Fee income included approximately $0.9 million of net residual income for each of the three-month periods ended June 30, 2019 and June 30, 2018, respectively.

Fee income also included approximately $2.0 million and $2.3 million in late fee income for the three-month periods ended June 30, 2019 and June 30, 2018, respectively.

Fee income, as an annualized percentage of average total finance receivables, decreased 30 basis points to 1.36% for the three-month period ended June 30, 2019 from 1.66% for the corresponding period in 2018. Late fees remained the largest component of fee income at 0.76% as an annualized percentage of average total finance receivables for the three-month period ended June 30, 2019, compared to 0.97% for the three-month period ended June 30, 2018. As an annualized percentage of average total finance receivables, net residual income was 0.34% for the three-month period ended June 30, 2019, compared to 0.39% for the three-month period ended June 30, 2018.

Interest expense increased $2.7 million to $6.4 million for the three-month period ended June 30, 2019 from $3.7 million for the corresponding period in 2017. A significant component of the increase was $1.2 million attributable to our long-term borrowings related to our 2018 asset-backed term securitization. The remaining increase of $1.5 million represented $5.2 million interest expense or 2.40% as an annualized percentage of average deposits for the three-month period ended June 30, 2019, from $3.7 million, or 1.76% as an annualized percentage of average deposits for the three-month period ended June 30, 2018. The increase was primarily due to an increase in the rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 89 basis points to 2.48% for the three-month period ended June 30, 2019, from 1.59% for the corresponding period in 2018. The average balance of deposits was $866.0 million and $844.6 million for the three-month periods ended June 30, 2019 and June 30, 2018, respectively.

For the three-month period ended June 30, 2019, average term securitization borrowings outstanding were $120.4 million at a weighted average coupon of 4.01%. There were no outstanding borrowings for the period ended June 30, 2018.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At June 30, 2019, brokered certificates of deposit represented approximately 49% of total deposits, while approximately 48% of total deposits were obtained from direct channels, and 3% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.2 million to $2.2 million for the three-month period ended June 30, 2019, from $2.0 million for the three-month period ended June 30, 2018, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $5.0 million and $2.6 million for the three-month periods ended June 30, 2019 and June 30, 2018, respectively. Other income also includes various administrative transaction fees and fees received from referral of leases to third parties, gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the three-month period ended June 30, 2019 included $3.8 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income, and $0.7 million of insurance policy fees. In comparison, selected major components of other income for the three-month period ended June 30, 2018 included $1.8 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income and $0.5 million of insurance policy fees.

Salaries and benefits expense. Salaries and benefits expense increased $3.0 million, or 31.6%, to $12.5 million for the three-month period ended June 30, 2019 from $9.5 million for the corresponding period in 2018. This increase was due to higher compensation costs related to increases in personnel, bonuses, commissions on higher origination volume and reduced salary deferrals due to changes in the accounting treatment of initial direct costs under ASC 842 – Leases. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.83% for the three-month period ended June 30, 2019 compared with 4.07% for the corresponding period in 2018. Total personnel increased to 356 at June 30, 2019 from 320 at June 30, 2018.

General and administrative expense. General and administrative expense decreased $0.3 million, or 4.7%, to $6.1 million for the three months ended June 30, 2019 from $6.4 million for the corresponding period in 2018. General and administrative expense as an annualized percentage of average total finance receivables was 2.35% for the three-month period ended June 30, 2019, compared to 2.76% for the three-month period ended June 30, 2018. Selected major components of general and administrative expense for the three-month period ended June 30, 2019 included $1.1 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.9 million of data processing expense, $0.5 million of marketing expense, and $0.3 million of insurance-related expenses. In comparison, selected major components of general and administrative expense for the three-month period ended June 30, 2018 included $0.9 million of premises and occupancy expense, $0.5 million of audit and tax compliance expense, $0.9 million of data processing expense, $0.4 million of marketing expense and $0.3 million of insurance-related expenses.

Provision for credit losses. The provision for credit losses was $4.8 million for the three-month period ended June 30, 2019 compared to $4.3 million for the three-month period ended June 30, 2018. Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular Equipment Finance origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. The higher provision is reflective of higher charge-offs and increasing portfolio size and the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

The $0.5 million increase in the provision for credit losses was attributable to the increases in the Working Capital Loans and CVG portfolios of $0.3 million and $0.2 million, respectively, for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018.

Total portfolio net charge-offs were $4.9 million for the three-month period ended June 30, 2019, compared to $4.3 million for the corresponding period in 2018. The increase in charge-off rate is primarily due to the ongoing seasoning of the Equipment Finance portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as well as the increased portfolio balances. Total portfolio net charge-offs as an annualized percentage of average total finance receivables increased to 1.88% during the three-month period ended June 30, 2019, from 1.84% for the corresponding period in 2018. The allowance for credit losses increased to approximately $16.8 million at June 30, 2019, an increase of $0.7 million from $16.1 million at December 31, 2018.

Additional information regarding asset quality is included herein in the section “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $2.0 million and $2.1 million was recorded for the three-month periods ended June 30, 2019 and June 30, 2018, respectively. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 24.4% and 24.1% for the three-month periods ended June 30, 2019 and June 30, 2018, respectively.

Comparison of the Six-Month Periods Ended June 30, 2019 and June 30, 2018

Net income. Net income of $11.3 million was reported for the six-month period ended June 30, 2019, resulting in diluted EPS of $0.91, compared to net income of $12.7 million and diluted EPS of $1.01 for the six-month period ended June 30, 2018. The decrease is primarily due to increased interest expense of $5.3 million offset by interest and fee income of $5.4 million, an increase in provision for credit losses of $1.3 million, an increase in salary and benefits expense of $4.3 million and an increased gain on sale in capital market activities of $4.3 million.

Return on average assets was 1.82% for the six-month period ended June 30, 2019, compared to a return of 2.39% for the six-month period ended June 30, 2018. Return on average equity was 11.26% for the six-month period ended June 30, 2019, compared to a return of 13.81% for the six-month period ended June 30, 2018.

Overall, our average net investment in total finance receivables for the six-month period ended June 30, 2019 increased 9.8% to $1,015.6 million, compared to $924.9 million for the six-month period ended June 30, 2018. This change was primarily due to origination volume continuing to exceed lease repayments. The end-of-period net investment in total finance receivables at June 30, 2019 was $1,062.3 million, an increase of $61.6 million, or 6.2%, from $1,000.7 million at December 31, 2018.

During the six months ended June 30, 2019, we generated 15,115 new leases with equipment cost of $351.7 million, compared to 16,002 new leases with equipment cost of $297.0 million generated for the six months ended June 30, 2018. Approval rates were 57% for the six-month period ended June 30, 2019, compared to 56% for the six-month period ended June 30, 2018.

For the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018, net interest and fee income increased $0.2 million, or 0.3%. The provision for credit losses increased $1.2 million, or 13.5%, to $10.1 million for the six-month period ended June 30, 2019 from $8.9 million for the same period in 2018, due to an increase in delinquency and charge-offs which is attributed to a return to a more normal credit environment.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2019 and June 30, 2018.

	Six Months Ended June 30,
	2019			2018
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$126,084	$1,525	2.42%	$74,204	$569	1.53%
Time Deposits	11,090	133	2.41	8,309	67	1.62
Restricted interest-earning deposits with banks	15,146	58	0.77	—	—	—
Securities available for sale	10,697	142	2.66	11,026	102	1.86
Net investment in leases(3)	930,586	42,491	9.13	866,643	40,659	9.38
Loans receivable(3)	85,017	8,616	20.27	58,262	5,846	20.07

Total interest-earning assets	1,178,620	52,965	8.99	1,018,444	47,243	9.27

Non-interest-earning assets:
Cash and due from banks	5,459			4,493
Intangible assets	7,961			1,083
Goodwill	7,038			1,160
Operating lease right-of-use assets	5,419			—
Property and equipment, net	4,139			4,124
Property tax receivables	7,546			8,874
Other assets(4)	17,393			20,487

Total non-interest-earning assets	54,955			40,221

Total assets	$1,233,575			$1,058,665

Interest-bearing liabilities:
Certificate of Deposits(5)	$814,466	$9,489	2.33%	$804,596	$6,802	1.69%
Money Market Deposits(5)	23,430	299	2.56	32,986	308	1.86
Long-term borrowings(5)	130,454	2,582	3.96	—	—	—

Total interest-bearing liabilities	968,350	12,370	2.56	837,582	7,110	1.70

Non-interest-bearing liabilities:
Sales and property taxes payable	6,796			5,711
Operating lease liabilities	7,492			—
Accounts payable and accrued expenses	27,251			13,803
Net deferred income tax liability	23,773			18,307

Total non-interest-bearing liabilities	65,312			37,821

Total liabilities	1,033,662			875,403
Stockholders’ equity	199,913			183,262

Total liabilities and stockholders’ equity	$1,233,575			$1,058,665

Net interest income		$40,595			$40,133
Interest rate spread(6)			6.43%			7.57%
Net interest margin(7)			6.89%			7.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.71%			121.59%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Six Months Ended June 30, 2019 Compared To Six Months Ended June 30, 2018
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$523	$433	$956
Time Deposits	27	39	66
Restricted interest-earning deposits with banks	58	—	58
Securities available for sale	(3)	43	40
Net investment in leases	2,941	(1,109)	1,832
Loans receivable	2,711	59	2,770
Total interest income	7,236	(1,514)	5,722
Interest expense:
Certificate of Deposits	84	2,602	2,687
Money Market Deposits	(104)	95	(9)
Long-term borrowings	2,582	—	2,582
Total interest expense	1,242	4,018	5,260
Net interest income	5,870	(5,408)	462

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the six-month periods ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Interest income	$52,965	$47,243
Fee income	7,549	7,835

Interest and fee income	60,514	55,078
Interest expense	12,370	7,110

Net interest and fee income	$48,144	$47,968

Average total finance receivables(1)	$1,015,603	$924,906
Percent of average total finance receivables:
Interest income	10.43%	10.22%
Fee income	1.49	1.69

Interest and fee income	11.92	11.91
Interest expense	2.44	1.54

Net interest and fee margin	9.48%	10.37%

(1)

Total finance receivables include net investment in leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $0.1 million, or 0.2%, to $48.1 million for the six-month period ended June 30, 2019 from $48.0 million for the six-month period ended June 30, 2018. The annualized net interest and fee margin decreased 89 basis points to 9.48% in the six-month period ended June 30, 2019 from 10.37% for the corresponding period in 2018.

Interest income, net of amortized initial direct costs and fees, increased $5.8 million, or 12.3%, to $53.0 million for the six-month period ended June 30, 2019 from $47.2 million for the six-month period ended June 30, 2018. The increase in interest income was principally due to an increase in average yield of 21 basis points and by a 9.8% increase in average total finance receivables, which increased $90.7 million to $1,015.6 million for the six-months ended June 30, 2019 from $924.9 million for the six-months ended June 30, 2018. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease repayments. The average yield on the portfolio increased, due to higher yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated increased 52 basis points to 12.86% for the six-month period ended June 30, 2019, compared to 12.34% for the six-month period ended June 30, 2018.

Fee income decreased $0.3 million to $7.5 million for the six-month period ended June 30, 2019, compared to $7.8 million for the six-month period ended June 30, 2018. Fee income included approximately $1.9 million of net residual income for the six-month period ended June 30, 2019 and $1.8 million for the six-month period ended June 30, 2018.

Fee income also included approximately $4.3 million in late fee income for the six-month period ended June 30, 2019, which decreased 10.4% from $4.8 million for the six-month period ended June 30, 2018.

Fee income, as an annualized percentage of average total finance receivables, decreased 20 basis points to 1.49% for the six-month period ended June 30, 2019 from 1.69% for the six-month period ended June 30, 2018. Late fees remained the largest component of fee income at 0.85% as an annualized percentage of average total finance receivables for the six-month period ended June 30, 2019, compared to 1.03% for the six-month period ended June 30, 2018. As an annualized percentage of average total finance receivables, net residual income was 0.37% for the six-month period ended June 30, 2019, compared to 0.39% for the six-month period ended June 30, 2018.

Interest expense increased $5.3 million to $12.4 million for the six-month period ended June 30, 2019 from $7.1 for the corresponding period in 2018. The components of the increase were $2.6 million attributable to our long-term borrowings related to our 2018 asset-backed term securitization and $2.7 million representing $9.8 million interest expense, or 2.34% as an annualized percentage of average deposits for the six-month period ended June 30, 2019, from $7.1 million, or 1.70% as an annualized percentage of average deposits for the six-month period ended June 30, 2018. The increase was primarily due to an increase in the rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 90 basis points to 2.44% for the six-month period ended June 30, 2019, from 1.54% for the corresponding period in 2018. The average balance of deposits was $837.9 million and $837.6 million for the six-month periods ended June 30, 2019 and June 30, 2018, respectively.

For the six-month period ended June 30, 2019, average term securitization borrowings outstanding were $130.5 million at a weighted average coupon of 3.96%. There were no outstanding borrowings for the period ended June 30, 2018.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At June 30, 2019, brokered certificates of deposit represented approximately 49% of total deposits, while approximately 48% of total deposits were obtained from direct channels, and 3% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.4 million to $4.3 million for the six-month period ended June 30, 2019, from $3.9 million for the six-month period ended June 30, 2018, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income was $15.8 million and $5.9 million for the six-month periods ended June 30, 2019 and June 30, 2018, respectively. A major component of the $9.9 million increase in other income is property tax income that was previously netted against property tax expense in fiscal 2018 but is presented as a separate component of revenue in fiscal 2019 as a result of the adoption of ASU 2016-02 and related ASUs. Other income also includes various administrative transaction fees and fees received from referral of leases to third parties, gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the six-month period ended June 30, 2019 included $5.7 million in property tax income, $7.8 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income, and $1.3 million of insurance policy fees. In comparison, selected major components of other income for the six-month period ended June 30, 2018 included $4.2 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income, and $1.0 million of insurance policy fees.

Salaries and benefits expense. Salaries and benefits expense increased $4.3 million, or 21.9%, to $23.9 million for the six-month period ended June 30, 2019 from $19.6 million for the corresponding period in 2018. The increase was due to higher compensation costs related to increases in personnel, bonuses, commissions on higher origination volume and reduced salary deferrals due to changes in the accounting treatment of initial direct costs under ASC 842 – Leases. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.71% for the six-month period ended June 30, 2019 compared with 4.23% for the corresponding period in 2018.

Total personnel increased to 356 at June 30, 2019 from 320 at June 30, 2018.

General and administrative expense. General and administrative expense increased $6.4 million, or 49.2%, to $19.4 million for the six-month period ended June 30, 2019 from $13.0 million for the corresponding period in 2018. A major component of the increase is property tax expense that was previously netted against property tax income in fiscal 2018 but is presented on a gross basis in in fiscal 2019 as a result of the adoption of ASU 2016-02 and related ASUs. General and administrative expense as an annualized percentage of average total finance receivables was 3.82% for the six-month period ended June 30, 2019, compared to 2.82% for the six-month period ended June 30, 2018. Selected major components of general and administrative expense for the six-month period ended June 30, 2019 included $6.2 million on property tax expense, $2.1 million of premises and occupancy expense, $0.7 million of audit and tax compliance expense, $2.0 million of data processing expense and $1.1 million of marketing expense. In comparison, selected major components of general and administrative expense for the six-month period ended June 30, 2018 included $1.8 million of premises and occupancy expense, $0.9 million of audit and tax compliance expense, $1.8 million of data processing expense, and $1.0 million of marketing expense, and $0.7 million of insurance-related expenses.

Provision for credit losses. The provision for credit losses increased $1.2 million, or 13.5%, to $10.1 million for the six-month period ended June 30, 2019 from $8.9 million for the corresponding period in 2018. Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular Equipment Finance origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. The higher provision is reflective of higher charge-offs and increasing portfolio size and the seasoning, or mix of origination vintages, of the portfolio affects the timing and amount of anticipated probable and estimable credit losses.

The provision for credit losses for the Working Capital Loans, Equipment Finance and CVG portfolios increased by $0.7 million, $0.1 million and $0.5 million respectively, for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018.

The increase in our provision for credit losses resulted from increased delinquency and charge-offs and to a lesser extent growth in the portfolio.

Total portfolio net charge-offs were $9.4 million for the six-month period ended June 30, 2019, compared to $8.1 million for the corresponding period in 2018. The increase in charge-off rate is primarily due to the ongoing seasoning of the Equipment Finance portfolio as reflected in the mix of origination vintages and the mix of credit profiles as well as the increased portfolio balances. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.86% during the six-month period ended June 30, 2019, from 1.76% for the corresponding period in 2018. The allowance for credit losses increased to approximately $16.8 million at June 30, 2019, an increase of $0.7 million from $16.1 million at December 31, 2018.

Additional information regarding asset quality is included herein in the section “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $3.6 million was recorded for the six-month period ended June 30, 2019, compared to an expense of $3.7 million for the corresponding period in 2018. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 24.1% for the six-month period ended June 30, 2019, compared to 22.8% for the six-month period ended June 30, 2018.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $61.6 million, or 6.2%, to $1,062.3 million at June 30, 2019 from $1,000.7 million at December 31, 2018. We continue to monitor our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization and origination strategies to increase originations.

The chart which follows provides our asset quality statistics for each of the three and six month periods ended June 30, 2019 and June 30, 2018, and the year ended December 31, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2019	2018	2019	2018	2018
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$16,882	$15,620	$16,100	$14,851	$14,851
Provision for credit losses	4,756	4,256	10,119	8,868	19,522
Charge-offs
Commercial lease and loans:
Working Capital Loans	(602)	(499)	(1,275)	(728)	(1,537)
CRA	—	—	—	—	—
Equipment Finance	(4,508)	(4,190)	(8,840)	(8,219)	(18,149)
CVG	(345)	(243)	(673)	(400)	(907)

Total Charge-offs	(5,455)	(4,932)	(10,788)	(9,347)	(20,593)

Recoveries
Commercial lease and loans:
Working Capital Loans	51	43	71	49	60
CRA	—	—	—	—	—
Equipment Finance	482	580	1,214	1,108	2,199
CVG	61	3	61	41	61

Total Recoveries	594	626	1,346	1,198	2,320

Net charge-offs	(4,861)	(4,306)	(9,442)	(8,149)	(18,273)

Allowance for credit losses, end of period(1)	$16,777	$15,570	$16,777	$15,570	$16,100

Annualized net charge-offs to average total finance receivables (2)	1.88%	1.84%	1.86%	1.76%	1.93%
Allowance for credit losses to total finance receivables, end of period (2)	1.59%	1.62%	1.59%	1.62%	1.62%
Average total finance receivables (2)	$1,031,774	$936,007	$1,015,603	$924,906	$944,588
Total finance receivables, end of period (2)	$1,057,727	$959,452	$1,057,727	$959,452	$996,383
Delinquencies greater than 60 days past due	$7,686	$6,007	$7,686	$6,007	$7,292
Delinquencies greater than 60 days past due (3)	0.64%	0.55%	0.64%	0.55%	0.65%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	218.28%	259.20%	218.28%	259.20%	220.79%
Non-accrual leases and loans, end of period	$4,530	$3,358	$4,530	$3,358	$4,353
Renegotiated leases and loans, end of period(4)	$3,122	$3,747	$3,122	$3,747	$3,636
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—
Interest income included on non-accrual leases and loans(5)	$55	$39	$175	$127	$410
Interest income excluded on non-accrual leases and loans(6)	$80	$53	$104	$68	$130

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans.
(2)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

(3)	Calculated as a percentage of total minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(4)	No renegotiated leases or loans met the definition of a Troubled Debt Restructuring at June 30, 2019, December 31, 2018, or June 30, 2018.
(5)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non- accrual status.
(6)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.64% at June 30, 2019 and 0.65% at December 31, 2018, compared to 0.55% at June 30, 2018.

In accordance with the Contingencies and Receivables Topics of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. The factors and trends discussed above were included in the Company’s analysis to determine its allowance for credit losses. (See “Critical Accounting Policies” in our Form10-K for the year ended December 31, 2018.)

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio for each of the six month periods ended June 30, 2019 and June 30, 2018, and the year ended December 31, 2018.

	Six Months Ended		Year Ended
	June 30,		December 31
	2019	2018	2018
	(Dollars in thousands)
Non-accrual leases and loans:
Commercial leases and loans:
Working Capital Loans	$248	$147	$492
CRA	—	—	—
Equipment Finance (1)	3,817	2,986	3,529
CVG	465	225	191

Total non-accrual leases and loans	$4,530	$3,358	$4,212

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans.

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

The allowance for credit losses as a percentage of total finance receivables decreased to 1.59% at June 30, 2019 from 1.62% at December 31, 2018. The decrease is primarily due to a modest decrease in delinquency rates.

Total portfolio net charge-offs for the three months ended June 30, 2019 were $4.9 million (1.88% of average total finance receivables on an annualized basis), compared to $5.6 million (2.30% of average total finance receivables on an annualized basis) for the three months ended March 31, 2019 and $4.3 million (1.84% of average total finance receivables on an annualized basis) for the three months ended June 30, 2018. The Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the Equipment Finance portfolio affects the timing and amount of charge-offs.

Net charge-offs for the six-month period ended June 30, 2019 were $9.4 million (1.86% of average total finance receivables on an annualized basis), compared to $8.1 million (1.76% of average total finance receivables on an annualized basis) for the six-month period ended June 30, 2018. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as discussed above.

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of June 30, 2019, approximately 59% of our leases were one dollar purchase option leases, 40% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of June 30, 2019, there were $28.7 million of residual assets retained on our Consolidated Balance Sheet, of which $24.2 million, or 84.2%, were related to copiers. As of December 31, 2018, there were $27.6 million of residual assets retained on our Consolidated Balance Sheet, of which $23.6 million, or 85.4%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of June 30, 2019 and December 31, 2018. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $0.9 million of net residual income for both three-month periods ended June 30, 2019 and June 30, 2018, and approximately $1.9 million and $1.8 million of net residual income for the six-month periods ended June 30, 2019 and June 30, 2018, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.4 million and $1.2 million for each of the three-month periods ended June 30, 2019 and June 30, 2018, respectively, and approximately $2.8 million and $2.4 million for the six-month periods ended June 30, 2019 and June 30, 2018, respectively.

For the three months ended June 30, 2019 and June 30, 2018, the net loss on residual values disposed at end of term totaled $0.5 million and $0.3 million, respectively. The net loss on residual values disposed at end of term totaled $0.9 million and $0.6 million for the six-month periods ended June 30, 2019 and June 30, 2018, respectively. Management performs an impairment assessment no less frequently than quarterly using cash flows it expects to derive from the underlying asset at the end of the lease term. If impairment was required, the Company would record an allowance. There was no allowance recorded on estimated residual values during the six-month periods ended June 30, 2019 and June 30, 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires a substantial amount of liquidity and capital to operate and grow. Our primary liquidity need is to fund new originations; however, we also utilize liquidity for our financing needs (including our deposits and long term deposits), to fund infrastructure and technology investment, to pay dividends and to pay administrative and other non-interest expenses.

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

We declared a dividend of $0.14 per share on May 2, 2019. The quarterly dividend was paid on May 23, 2019 to shareholders of record on the close of business on May 13, 2019, which resulted in a dividend payment of approximately $1.7 million. It represented the Company’s thirty-first consecutive quarterly cash dividend.

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

At June 30, 2019, we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $139.7 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB.

Our debt to equity ratio was 4.86 to 1 at June 30, 2019 and 4.56 to 1 at December 31, 2018.

Net cash used in investing activities was $76.0 million for the six-month period ended June 30, 2019, compared to net cash used in investing activities of $62.3 million for the six-month period ended June 30, 2018. The decrease in cash flows from investing activities is primarily due to increases of $9.0 million of principal collections on leases and loans and $46.9 million in proceeds from sales of leases and loans originated for investment offset by $66.5 million in purchases of equipment for lease contracts and funds used to originate loans. Included in the purchases of equipment for lease contracts and funds used to originate loans was $8.6 million and $7.9 million of deferred initial direct costs and fees for the six-month periods ended June 30, 2019 and 2018, respectively. Investing activities primarily relate to leasing activities. The Company transferred $81.5 million and $37.8 million of leases originated for investment to held for sale during the six-month period ended June 30, 2019 and 2018, respectively.

Net cash provided by financing activities was $85.7 million for the six-month period ended June 30, 2019, compared to net cash provided by financing activities of $50.0 million for the six-month period ended June 30, 2018. The increase in cash flows from financing activities is primarily due to a $78.5 million increase in deposits offset by $40.8 million of repayments on borrowings from our 2018 asset-backed term securitization. Financing activities also include transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Net cash provided by operating activities was $27.0 million for the six-month period ended June 30, 2019, compared to net cash provided by operating activities of $44.4 million for the six-month period ended June 30, 2018. The decrease in cash flows from operating activities is primarily due to the receipt in 2018 of a $7.5 million tax refund as a result of the Tax Cut and Jobs Act and the remittance in 2019 of the $4.0 million for restitution as discussed in Note 10.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using FDIC-insured deposits issued through MBB. Total cash and cash equivalents available as of June 30, 2019 totaled $139.7 million, compared to $97.2 million at December 31, 2018.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC-insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of June 30, 2019 and December 31, 2018 totaled $12.7 million and $9.7 million, respectively.

Restricted Interest-Earning Deposits with Banks. As of June 30, 2019 and December 31, 2018, we had $8.2 million and $14.0, respectively, of cash that was classified as restricted interest-earning deposits with banks. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities. Therefore, these balances generally decline as the term securitization borrowings are repaid.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. Our secured borrowings amounted to $110.4 million at June 30, 2019 and $151.2 million at December 31, 2018. Information pertaining to our borrowing facilities is as follows:

	For the Six Months Ended June 30, 2019				As of June 30, 2019
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate (3)	Amount Outstanding	Weighted Average Rate (2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000
Term note securitizations(4)	—	143,912	130,454	3.96%	110,405	3.39%	—
Revolving line of credit	5,000	—	—	—%	—	—%	5,000

	$30,000	$143,912	$130,454	3.96%	$110,405	3.39%	$30,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at June 30, 2019, MBB had $32.9 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

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

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $32.9 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $35.6 million of net investment in leases pledged at June 30, 2019.

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

In connection with this securitization transaction, we have transferred leases to our bankruptcy remote special purpose wholly-owned subsidiary (“SPE”) and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered variable interest entities (“VIEs”) under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At June 30, 2019 outstanding term securitizations amounted to $109.6 million and $150.1 million at December 31, 2018.

As of June 30, 2019, $124.0 million of minimum lease payments receivable and $8.1 million of restricted interest-earning deposits are assigned as collateral for the term note securitization. The July 27, 2018, term note securitization is summarized below:

	Notes Originally Issued	Outstanding Balance as of June 30, 2019	Final Maturity Date	Original Coupon Rate
	(Dollars in thousands)
2018 — 1
Class A-1	$77,400	$—	July 2019	2.55%
Class A-2	55,700	$41,855	October 2020	3.05
Class A-3	36,910	$36,910	April 2023	3.36
Class B	10,400	$10,400	May 2023	3.54
Class C	11,390	$11,390	June 2023	3.70
Class D	5,470	$5,470	July 2023	3.99
Class E	4,380	$4,380	May 2025	5.02

Total Term Note Securitizations	$201,650	$110,405		3.05	%(1)(2)

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

At June 30, 2019, the Company was in compliance with terms of the term note securitization agreement.

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

At June 30, 2019, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 13.76%, 15.05%, 15.05% and 16.30%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At June 30, 2019, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.24%, 17.01%, 17.01% and 18.26%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at June 30, 2019 was $146.3 million, which exceeds the regulatory threshold for “well capitalized” status.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to June 30, 2019

The Company declared a dividend of $0.14 per share on August 1, 2019. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on August 22, 2019 to shareholders of record on the close of business on August 12, 2019. It represents the Company’s thirty-second consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, term note securitizations, operating leases, agreements and commitments under non-cancelable contracts as of June 30, 2019 were as follows:

	Contractual Obligations as of June 30, 2019
Period Ending December 31,	Certificates of Deposits(1)	Borrowings	Contractual Interest Payments(2)	Operating Leases	Total
	(Dollars in thousands)
Remainder of 2019	$209,179	$32,994	$15,972	$623	$258,768
2020	277,081	45,200	14,547	1,769	338,597
2021	202,896	23,629	7,901	1,547	235,973
2022	105,523	8,582	3,327	1,458	118,890
2023	45,873	—	1,404	1,371	48,648
Thereafter	25,062	—	190	11,358	36,610

Total	$865,614	$110,405	$43,341	$18,126	$1,037,486

(1)	Money market deposit accounts are not included. As of June 30, 2019, money market deposit accounts totaled $22.6 million.
(2)	Includes interest on certificates of deposits and borrowings.

There were no off-balance sheet arrangements requiring disclosure at June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s second fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On May 30, 2017, the Company’s Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market or in block trades. The program may be suspended or discontinued at any time. The repurchases are funded using the Company’s working capital. The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2019.

Time Period	Number of Shares Purchased(2)	Average Price Paid Per Share(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	—	$—	$5,036,613
May 1, 2019 to May 31, 2019	15,971	$23.34	$4,663,794
June 1, 2019 to June 30, 2019	56,853	$23.47	$3,329,408

Total for the quarter ended June 30, 2019	72,824	$23.44	$3,329,408

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
(2)	On May 30, 2017, the Company’s Board of Directors approved a stock repurchase plan to repurchase up to $10 million in value of its outstanding shares of common stock.

In addition to the repurchases described above, pursuant to the 2014 Equity Compensation Plan, participants may have shares withheld to cover income taxes. There were 536 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Compensation Plan during the three-month period ended June 30, 2019, at an average cost of $ 22.81 per share. At June 30, 2019, the Company had $ 3.3 million remaining in the 2017 Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Marlin Business Services Corp. for the period ended June 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2016, and incorporated by reference herein.

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

Date: August 2, 2019