Form 10-Q
period 2019-09-30
MARLIN BUSINESS SERVICES CORP
filed 2019-11-01
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

At October 25, 2019, 12,154,555 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2019

PART I. Financial Information

Item 1. Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$5,929	$5,088
Interest-earning deposits with banks	126,532	92,068

Total cash and cash equivalents	132,461	97,156
Time deposits with banks	14,919	9,659
Restricted interest-earning deposits (includes $7.6 million and $10.0 million at September 30, 2019 and December 31, 2018, respectively related to consolidated VIEs)	7,576	14,045
Investment securities (amortized cost of $10.2 million and $11.2 million at September 30, 2019 and December 31, 2018, respectively)	10,222	10,956
Net investment in leases and loans:
Leases	456,528	489,299
Loans	597,181	527,541

Net investment in leases and loans, excluding allowance for credit losses (includes $91.9 million and $150.2 million at September 30, 2019 and December 31, 2018, respectively, related to consolidated VIEs)	1,053,709	1,016,840
Allowance for credit losses	(19,211)	(16,100)

Total net investment in leases and loans	1,034,498	1,000,740
Intangible assets	7,690	7,912
Goodwill	6,735	7,360
Operating lease right-of-use assets	9,071	—
Property and equipment, net	6,266	4,317
Property tax receivables, net of allowance	5,889	5,245
Other assets	12,089	9,656

Total assets	$1,247,416	$1,167,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$869,257	$755,776
Long-term borrowings related to consolidated VIEs	91,739	150,055
Operating lease liabilities	9,745	—
Other liabilities:
Sales and property taxes payable	6,104	3,775
Accounts payable and accrued expenses	32,295	36,369
Net deferred income tax liability	29,489	22,560

Total liabilities	1,038,629	968,535

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,154,661 and 12,367,724 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	122	124
Additional paid-in capital	80,228	83,498
Stock subscription receivable	(2)	(2)
Accumulated other comprehensive income (loss)	89	(44)
Retained earnings	128,350	114,935

Total stockholders’ equity	208,787	198,511

Total liabilities and stockholders’ equity	$1,247,416	$1,167,046

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per-share data)
Interest income	$27,708	$24,836	$80,673	$72,079
Fee income	3,869	3,930	11,418	11,765

Interest and fee income	31,577	28,766	92,091	83,844
Interest expense	6,561	4,955	18,931	12,065

Net interest and fee income	25,016	23,811	73,160	71,779
Provision for credit losses	7,662	4,893	17,781	13,761

Net interest and fee income after provision for credit losses	17,354	18,918	55,379	58,018

Non-interest income:
Insurance premiums written and earned	2,230	2,047	6,538	5,979
Other income	8,132	2,401	23,973	8,330

Non-interest income	10,362	4,448	30,511	14,309

Non-interest expense:
Salaries and benefits	10,897	10,292	34,817	29,842
General and administrative	6,092	5,445	25,514	18,465

Non-interest expense	16,989	15,737	60,331	48,307

Income before income taxes	10,727	7,629	25,559	24,020
Income tax expense	3,281	1,723	6,857	5,462

Net income	$7,446	$5,906	$18,702	$18,558

Basic earnings per share	$0.61	$0.48	$1.52	$1.49
Diluted earnings per share	$0.60	$0.47	$1.51	$1.49

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Dollars in thousands)
Net income	$7,446	$5,906	$18,702	$18,558

Other comprehensive income (loss):
Reclassification due to adoption of ASU 2016-01, ASU 2018-02 and ASU 2018-03	—	—	—	107
Increase (decrease) in fair value of debt securities available for sale	55	(102)	179	(148)
Tax effect	(14)	26	(46)	(12)

Total other comprehensive income (loss)	41	(76)	133	(53)

Comprehensive income	$7,487	$5,830	$18,835	$18,505

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

		Common	Additional	Stock	Accumulated		Total
					Other
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
				(Dollars in thousands)
Balance, December 31, 2018	12,367,724	$124	$83,498	$(2)	$(44)	$114,935	$198,511
Repurchase of common stock	(48,857)	(1)	(1,144)	—	—	—	(1,145)
Stock issued in connection with restricted stock and RSU’s, net of forfeitures	30,209	—	—	—	—	—	—
Stock-based compensation recognized	—	—	861	—	—	—	861
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	40	—	40
Net income	—	—	—	—	—	5,141	5,141
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(1,758)	(1,758)

Balance, March 31, 2019	12,349,076	123	83,215	(2)	(4)	118,318	201,650
Issuance of common stock	10,298	—	240	—	—	—	240
Repurchase of common stock	(73,360)	—	(1,719)	—	—	—	(1,719)
Stock issued in connection with restricted stock and RSUs, net of forfeitures	(450)	—	—	—	—	—	—
Stock-based compensation recognized	—	—	990	—	—	—	990
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	52	—	52
Net income	—	—	—	—	—	6,115	6,115
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(1,774)	(1,774)

Balance, June 30, 2019	12,285,564	$123	$82,726	$(2)	$48	$122,659	$205,554

Repurchase of common stock	(147,383)	(2)	(3,391)	—	—	—	(3,393)
Stock issued in connection with restricted stock and RSUs, net of forfeitures	16,480	1	(1)	—	—	—	—
Stock-based compensation recognized	—	—	894	—	—	—	894
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	41	—	41
Net income	—	—	—	—	—	7,446	7,446
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(1,755)	(1,755)

Balance, September 30, 2019	12,154,661	$122	$80,228	$(2)	$89	$128,350	$208,787

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

		Common	Additional	Stock	Accumulated		Total
					Other
	Common	Stock	Paid-In	Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Income (Loss)	Earnings	Equity
				(Dollars in thousands)
Balance, December 31, 2017	12,449,458	$124	$82,588	$(2)	$(96)	$97,035	$179,649
Repurchase of common stock	(37,026)	—	(1,000)	—	—	—	(1,000)
Stock issued in connection with restricted stock and RSU’s, net of forfeitures	6,065	—	—	—	—	—	—
Stock-based compensation recognized	—	—	921	—	—	—	921
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(59)	—	(59)
Net income	—	—	—	—	—	6,185	6,185
Impact of adoption of new accounting standards (1)	—	—	—	—	57	(57)	—
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(1,769)	(1,769)

Balance, March 31, 2018	12,418,497	124	82,509	(2)	(98)	101,394	183,927
Issuance of common stock	9,101	—	211	—	—	—	211
Repurchase of common stock	(1,121)	—	(32)	—	—	—	(32)
Exercise of stock options	909	—	23	—	—	—	23
Stock issued in connection with restricted stock and RSUs, net of forfeitures	11,545	—	—	—	—	—	—
Stock-based compensation recognized	—	—	763	—	—	—	763
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	25	—	25
Net income	—	—	—	—	—	6,467	6,467
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(1,742)	(1,742)

Balance, June 30, 2018	12,438,931	$124	$83,474	$(2)	$(73)	$106,119	$189,642

Repurchase of common stock	(37,566)	—	(1,067)	—	—	—	(1,067)
Stock issued in connection with restricted stock and RSUs, net of forfeitures	(900)	—	—	—	—	—	—
Stock-based compensation recognized	—	—	910	—	—	—	910
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	—	(76)	—	(76)
Net income	—	—	—	—	—	5,906	5,906
Cash dividends paid ($0.14 per share)	—	—	—	—	—	(1,772)	(1,772)

Balance, September 30, 2018	12,400,465	$124	$83,317	$(2)	$(149)	$110,253	$193,543

(1)	Represents the impact of Accounting Standards Update (“ASU”) 2016-01, ASU 2018-02 and ASU 2018-03 See Note 2 to the consolidated financial statements for more information

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$18,702	$18,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,632	2,060
Stock-based compensation	2,745	2,594
Change in fair value of equity securities	(121)	108
Provision for credit losses	17,781	13,761
Net deferred income taxes	6,883	1,028
Amortization of deferred initial direct costs and fees	11,008	9,915
Loss on equipment disposed	1,331	893
Gain on leases sold	(13,400)	(4,859)
Leases originated for sale	(46,038)	(5,722)
Proceeds from sale of leases originated for sale	47,771	5,848
Operating lease liability payments	(303)	0
Effect of changes in other operating items:
Other assets	(3,465)	15,432
Other liabilities	(1,982)	1,367

Net cash provided by operating activities	44,544	60,983

Cash flows from investing activities:
Net change in time deposits with banks	(5,260)	(1,300)
Funds used to originate leases and loans	(594,831)	(515,050)
Principal collections on leases and loans	380,345	358,765
Proceeds from sale of leases originated for investment	161,566	79,868
Security deposits collected, net of refunds	(175)	(210)
Proceeds from the sale of equipment	2,065	2,437
Acquisitions of property and equipment	(3,492)	(979)
Business combinations	—	(10,000)
Principal payments received on securities available for sale	1,015	277

Net cash (used in) investing activities	(58,767)	(86,192)

Cash flows from financing activities:
Net change in deposits	113,481	(109,208)
Term securitization advances	—	201,650
Term securitization repayments	(58,887)	(27,131)
Business combinations earn-out consideration payments	(349)	—
Issuances of common stock	240	211
Repurchases of common stock	(6,257)	(2,099)
Dividends paid	(5,169)	(5,220)
Exercise of stock options	—	23
Debt issuance costs	—	(1,666)

Net cash provided by financing activities	43,059	56,560

Net increase in total cash, cash equivalents and restricted cash	28,836	31,351
Total cash, cash equivalents and restricted cash, beginning of period	111,201	67,146

Total cash, cash equivalents and restricted cash, end of period	$140,037	$98,497

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$17,610	$11,266
Net cash paid (refunds received) for income taxes	$2,736	$(8,052)
Leases transferred into held for sale from investment	$149,895	$75,138
Supplemental disclosures of non cash investing activities:
Business combinations assets acquired	$146	$3,376
Purchase of equipment for lease contracts and loans originated	$8,432	$10,993
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$132,461	$88,448
Restricted Cash	7,576	10,049

Cash, cash equivalents and restricted cash at end of period	$140,037	$98,497

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

On September 19, 2018, the Company completed the acquisition of Fleet Financing Resources (“FFR”), a leading provider of equipment finance credit products specializing in the leasing and financing of both new and used commercial vehicles, with an emphasis on livery equipment and other types of commercial vehicles used by small businesses. This acquisition is consistent with our strategy of augmenting organic growth with strategic acquisitions that extend our existing equipment finance business into new and attractive markets. The Company paid $ 10.0 million in cash for FFR and incurred an immaterial amount of acquisition-related cost. In addition, if FFR generates volume of up to $ 542 million from the closing date through September 30, 2026, we have agreed to pay the seller up to an additional $5.5 million in cash in earn-out consideration. This earn-out consideration will be calculated quarterly based on a sliding scale of percentage of revenue volume that increases as successively greater tiers of volume are attained, and if the maximum earn-out consideration is earned, the total consideration paid for FFR will be $15.5 million. The earn-out will be remeasured to fair value at each reporting period, and the difference between the revised fair value estimate and the earn-out liability will be recorded in earnings. The Company completed the purchase price allocation in the first quarter of 2019 with $5.6 million recorded to goodwill and $7.6 million recorded to intangible assets for vendor relationships and lender relationships, offset by a contingent consideration liability of $3.2 million representing the estimated fair value of the earn-out. See Note 7 for additional information regarding the identified intangible assets acquired. The acquisition has been accounted for using the acquisition method of accounting. The unaudited pro forma financial information disclosed in the following sentence is for informational purposes only and is not indicative of future operations or results. If the acquisition had occurred at the beginning of 2018, the Company’s Interest and fee income, Non-interest income and net income for the nine-month period ending September 30, 2018, would have been approximately $87.9 million, $14.5 million and $19.6 million, respectively.

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

The accompanying unaudited consolidated financial statements present the Company’s financial position at September 30, 2019 and the results of operations for the three- and nine-month periods ended September 30, 2019 and 2018, and cash flows for the nine-month periods ended September 30, 2019 and 2018. In Management’s opinion, the unaudited consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019. The consolidated results of operations for the three-and nine-month periods ended September 30, 2019 and 2018 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

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

Intangibles - Goodwill. In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract to clarify the accounting treatment for implementation costs for cloud computing arrangements. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

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

The Company will adopt the ASU effective January 1, 2020, and will apply any changes resulting from the application of the new standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We are currently working with a third-party vendor on model development and validation and are working through other implementation steps including updating our allowance governance processes and related internal controls. Our cross-functional implementation team meets on a regular basis to oversee activities and monitor progress.

The Company expects that the new guidance will result in an increase in its allowance for credit losses because the allowance will be required to cover credit losses over the full remaining expected life of its portfolio of leases and loans, rather than the incurred loss model under current U.S. GAAP. However, our methodologies are in the process of being finalized so the magnitude of the adjustment and the overall impact of the new standard on the Company’s financial condition or results of operations cannot yet be determined.

Recently Adopted Accounting Standards.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet. The ASU required lessees to recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation for leases with terms of more than twelve months. Accounting by lessors remained largely unchanged from current U.S. GAAP. The ASU also required expanded quantitative and qualitative disclosures for both lessees and lessors. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided entities with an additional (and optional) transition method in which the entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company applied the new transition method upon adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors, which clarified the treatment of sales taxes and other taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements,

which aligned the new lease guidance with the existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. It also clarified an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the board’s new lease accounting standard.

The Company adopted the guidance in these ASUs on January 1, 2019. As a result, the Company recorded right-of-use assets of $9.1 million and lease liabilities of $9.1 million. At January 1, 2019, there was no adjustment to opening retained earnings. The Company, as a lessor, is recording property tax income and expense associated with leasing on a gross basis in the Consolidated Statements of Operations. The property tax income and expense are recorded in the same period as earned and incurred, and the Company recognizes a provision for uncollectible property tax revenue as contra-revenue when a loss is probable and collectability is not reasonably assured. In addition, ASU 2016-02 limits the types of direct lease origination costs that are able to be deferred, which will reduce prospective deferred lease origination costs on a unit basis.

NOTE 3 – Non-Interest Income

The Company earns revenue including interest and fees from customers as well as revenues from non-customers. The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of the contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time related to the specific obligation. Revenue is recognized as the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. Generally, the variability relating to the consideration is explicitly stated in the contracts, but may also arise from the Company’s customer business practice, for example, waiving certain fees. The Company’s contracts generally do not contain terms that require significant judgment to determine the variability impacting the transaction price.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Insurance premiums written and earned	$2,230	$2,047	$6,538	$5,979
Gain on sale of leases and loans	6,456	2,243	13,400	4,859
Servicing income	395	(769)	1,021	404
Property tax income	(42)	—	5,680	—
Net gains (losses) recognized during the period on equity securities	27	(27)	121	(108)

Non-interest income within the scope of other GAAP topics	9,066	3,494	26,760	11,134

Property tax administrative fees on leases	272	176	801	557
ACH payment fees	78	84	238	253
Insurance policy fees	688	513	2,021	1,538
Referral fees	129	118	448	611
Other	129	63	243	216

Non-interest income from contracts with customers	1,296	954	3,751	3,175

Total non-interest income	$10,362	$4,448	$30,511	$14,309

NOTE 4 – Investment Securities

Debt Securities, Available for Sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity unless management determines that an investment is other-than-temporarily impaired (OTTI). Equity securities are recorded at fair value and changes in fair value of equity securities are recorded through Other Income in the Consolidated Statements of Operations.

The amortized cost and estimated fair value of investments, with gross unrealized gains and losses, were as follows as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
Asset-backed securities (“ABS”)	$4,409	$42	$(18)	$4,433
Municipal securities	2,058	119	—	2,177
Equity Securities
Mutual fund	3,693	—	(81)	3,612

Total investment securities	$10,160	$161	$(99)	$10,222

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$4,934	$20	$(39)	$4,915
Municipal securities	2,629	3	(20)	2,612
Equity Securities
Mutual fund	3,631	—	(202)	3,429

Total investment securities	$11,194	$23	$(261)	$10,956

The Company had $3.6 million and $3.4 million in equity securities recorded at fair value at September 30, 2019 and December 31, 2018, respectively. The following schedule is a summary of fair value changes recognized in net income on equity securities during the three- and nine-months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	$27	$(27)	$121	$(108)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—

Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$27	$(27)	$121	$(108)

The following tables present the aggregate amount of unrealized losses on securities in the Company’s investment securities classified according to the amount of time those securities have been in a continuous loss position as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$—	$—	$(18)	$1,283	$(18)	$1,283
Equity Securities
Mutual fund	—	—	(81)	3,612	(81)	3,612

Total investment securities	$—	$—	$(99)	$4,895	$(99)	$4,895

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt Securities, Available for Sale:
ABS	$—	$—	$(39)	$3,340	$(39)	$3,340
Municipal securities	(16)	1,436	(4)	408	(20)	1,844
Equity Securities
Mutual fund	—	—	(202)	3,429	(202)	3,429

Total investment securities	$(16)	$1,436	$(245)	$7,177	$(261)	$8,613

The following table presents the amortized cost, fair value, and weighted average yield of investments in debt securities available for sale at September 30, 2019, by remaining contractual maturity, with the exception of ABS and municipal securities, which are based on estimated average life. Receipt of cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties:

	September 30, 2019
	1 Year	1-5	5-10	After 10
	or Less	Years	Years	Years	Total
	(Dollars in thousands)
Amortized Cost:
Debt Securities, Available for Sale:
ABS	$—	$2,618	$1,799	$—	$4,417
Municipal securities	—	422	1,636	—	2,058

Total debt securities available for sale	$—	$3,040	$3,435	$—	$6,475

Estimated fair value	$—	$3,080	$3,537	$—	$6,617
Weighted-average yield, GAAP basis	—	2.31%	2.85%	—	2.60%

OTTI

The Company evaluates its debt securities in an unrealized loss position for OTTI on at least a quarterly basis. The Company did not recognize any OTTI in earnings related to its investment securities for the nine months ended September 30, 2019 and September 30, 2018.

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

Net investment in leases and loans consists of the following:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Minimum lease payments receivable	$492,793	$530,867
Estimated residual value of equipment	29,122	27,646
Unearned lease income, net of initial direct costs and fees deferred	(64,726)	(68,376)
Security deposits	(661)	(838)

Total leases	456,528	489,299
Commercial loans, net of origination costs and fees deferred Working Capital Loans	55,794	36,856
CRA(1)	1,454	1,466
Equipment loans(2)	463,519	423,168
CVG	76,414	66,051

Total commercial loans	597,181	527,541
Allowance for credit losses	(19,211)	(16,100)

	$1,034,498	$1,000,740

(1)	CRA loans are comprised of loans originated under a line of credit to satisfy its obligations under the Community Reinvestment Act of 1977.
(2)	Equipment loans are comprised of Equipment Finance Agreements, Installment Purchase Agreements and other loans.

At September 30, 2019, $91.9 million in net investment in leases were pledged as collateral for the Company’s outstanding asset-backed securitization balance and $35.4 million in net investment in leases were pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

The amount of deferred initial direct costs and origination costs net of deferred fees deferred were $20.8 million and $20.5 million as of September 30, 2019 and December 31, 2018, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. ASU 2016-02 limited the types of costs that qualify for deferral as initial direct costs for leases, which reduced the deferral of unit lease costs and resulted in an increase in current period expense. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At September 30, 2019 and December 31, 2018, $23.7 million and $23.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Maturities of lease receivables under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, were as follows as of September 30, 2019:

	Minimum Lease Payments Receivable (1)	Net Income Amortization (2)
	(Dollars in thousands)
Period Ending December 31,
Remainder of 2019	$55,633	$9,916
2020	182,135	28,154
2021	125,925	15,651
2022	76,516	7,490
2023	39,218	2,792
Thereafter	13,366	723

	$492,793	$64,726

(1)	Represents the undiscounted cash flows of the lease payments receivable.
(2)	Represents the difference between the undiscounted cash flows and the discounted cash flows.

The lease income recognized was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Selling Profit (1)	$—	$—	$—	$—
Interest Income	$10,384	$11,992	$32,075	$37,470

(1)	The Company does not derive income from the sale of the equipment.

NOTE 6 – Allowance for Credit Losses

In accordance with the Contingencies and Receivables Topics of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses.

The tables which follow provide activity in the allowance for credit losses and asset quality statistics.

	Three Months Ended September 30, 2019
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance (2)	CVG	Total
Allowance for credit losses, beginning of period	$1,940	$—	$13,416	$1,421	$16,777

Charge-offs	(417)	—	(5,023)	(526)	(5,966)
Recoveries	227	—	457	54	738

Net charge-offs	(190)	—	(4,566)	(472)	(5,228)

Provision for credit losses	346	—	6,799	517	7,662

Allowance for credit losses, end of period	$2,096	$—	$15,649	$1,466	$19,211

Ending balance: individually evaluated for impairment(3)	$—	$—	$937	$—	$937

Ending balance: collectively evaluated for impairment	$2,096	$—	$14,712	$1,466	$18,274

Ending lease or loan balance(1)	$55,122	$1,454	$892,011	$84,281	$1,032,868
Ending balance: individually evaluated for impairment(3)	$—	$—	$1,891	$—	$1,891

Ending balance: collectively evaluated for impairment	$55,122	$1,454	$890,120	$84,281	$1,030,977

	Three Months Ended September 30, 2018
	Commercial Leases and Loans
	Working
	Capital		Equipment
(Dollars in thousands)	Loans	CRA	Finance (2)	CVG	Total
Allowance for credit losses, beginning of period	$1,334	$—	$13,012	$1,224	$15,570

Charge-offs	(361)	—	(4,502)	(202)	(5,065)
Recoveries	9	—	491	19	519

Net charge-offs	(352)	—	(4,011)	(183)	(4,546)

Provision for credit losses	437	—	4,230	226	4,893

Allowance for credit losses, end of period	$1,419	$—	$13,231	$1,267	$15,917

Ending lease or loan balance(1,4)	$33,631	$1,437	$872,027	$59,564	$966,659

	Nine Months Ended September 30, 2019
	Commercial Leases and Loans
	Working
	Capital		Equipment
(Dollars in thousands)	Loans	CRA	Finance (2)	CVG	Total
Allowance for credit losses, beginning of period	$1,467	$—	$13,531	$1,102	$16,100

Charge-offs	(1,692)	—	(13,863)	(1,200)	(16,755)
Recoveries	298	—	1,671	116	2,085

Net charge-offs	(1,394)	—	(12,192)	(1,084)	(14,670)

Provision for credit losses	2,023	—	14,310	1,448	17,781

Allowance for credit losses, end of period	$2,096	$—	$15,649	$1,466	$19,211

Ending balance: individually evaluated for impairment(3)	$—	$—	$937	$—	$937

Ending balance: collectively evaluated for impairment	$2,096	$—	$14,712	$1,466	$18,274

Ending lease or loan balance(1)	$55,122	$1,454	$892,011	$84,281	$1,032,868
Ending balance: individually evaluated for impairment(3)	$—	$—	$1,891	$—	$1,891

Ending balance: collectively evaluated for impairment	$55,122	$1,454	$890,120	$84,281	$1,030,977

	Nine Months Ended September 30, 2018
	Commercial Leases and Loans
	Working
	Capital		Equipment
(Dollars in thousands)	Loans	CRA	Finance (2)	CVG	Total
Allowance for credit losses, beginning of period	$1,036	$—	$12,663	$1,152	$14,851

Charge-offs	(1,090)	—	(12,721)	(601)	(14,412)
Recoveries	59	—	1,599	59	1,717

Net charge-offs	(1,031)	—	(11,122)	(542)	(12,695)

Provision for credit losses	1,414	—	11,690	657	13,761

Allowance for credit losses, end of period	$1,419	$—	$13,231	$1,267	$15,917

Ending lease or loan balance(1,4)	$33,631	$1,437	$872,027	$59,564	$966,659

	Year ended December 31, 2018
	Commercial Leases and Loans
	Working
	Capital	CRA	Equipment	CVG	Total
(Dollars in thousands)	Loans		Finance (2)
Allowance for credit losses, beginning of period	$1,036	$—	$12,663	$1,152	$14,851

Charge-offs	(1,537)	—	(18,149)	(907)	(20,593)
Recoveries	60	—	2,199	61	2,320

Net charge-offs	(1,477)	—	(15,950)	(846)	(18,273)

Provision for credit losses	1,908	—	16,818	796	19,522

Allowance for credit losses, end of period	$1,467	$—	$13,531	$1,102	$16,100

Ending lease or loan balance(1,4)	$36,478	$1,466	$890,785	$67,654	$996,383

(1)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(2)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements, and other leases and loans.
(3)

Our policy for estimating the allowance for credit losses includes analyzing specifically identified loans or leases separately from the pool, whenever such contracts are not expected to perform consistent with the credit characteristics or the portfolio segment as a whole. In such cases, these loans or leases are analyzed for impairment under a separate quantitative analysis and a specific reserve established. In the three months ended September 30, 2019, loans were individually evaluated for impairment related to fraudulent activities within a specific equipment dealer’s portfolio.

(4)	For the three and nine months ended September 30, 2018 and the year ended December 31, 2018, all leases and loans were collectively evaluated.

For the nine-month periods ended September 30, 2019 and September 30, 2018, the Company sold $195.9 million of leases and loans from its portfolio for a gain on sale of $13.4 million and $78.1 million of leases and loans from its portfolio for a gain on sale of $4.8 million, respectively. For the year ended December 31, 2018, the Company sold $139.0 million of leases and loans from its portfolio for a gain on sale of $8.4 million.

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

The following tables present the segments of the loan portfolio in which a formal risk weighting system is utilized summarized by the categories of “pass” and “special mention”, and the classified categories of “substandard”, “doubtful”, and “loss” within the Company’s risk rating system at September 30, 2019 and December 31, 2018. The data within the tables reflect net investment, excluding deferred fees and cost and allowance:

	September 30, 2019
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance	CVG	Total
Pass	$53,799	$1,454	$879,589	$82,831	$1,017,673
Special Mention	180	—	3,714	105	3,999
Substandard	403	—	3,803	572	4,778
Doubtful	713	—	3,142	311	4,166
Loss	27	—	1,763	462	2,252

Total	$55,122	$1,454	$892,011	$84,281	$1,032,868

	December 31, 2018
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance	CVG	Total
Pass	$35,793	$1,466	$879,275	$66,463	$982,997
Special Mention	47	—	4,373	146	4,566
Substandard	145	—	3,460	660	4,265
Doubtful	300	—	2,353	158	2,811
Loss	193	—	1,324	227	1,744

Total	$36,478	$1,466	$890,785	$67,654	$996,383

Troubled debt restructurings are restructurings of leases and loans in which, due to the borrower’s financial difficulties, a lender grants a concession that it would not otherwise consider for borrowers of similar credit quality. As of September 30, 2019 and December 31, 2018, the Company did not have any troubled debt restructurings.

Loan Delinquencies and Non-Accrual Leases and Loans

Net investments in leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At September 30, 2019 and December 31, 2018, there were no finance receivables past due 90 days or more and still accruing.

Working Capital Loans are generally placed in non-accrual status when they are 30 days past due and generally charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management. At September 30, 2019 and December 31, 2018, there were no Working Capital Loans past due 30 days or more and still accruing.

Management further monitors the performance and credit quality of the loan portfolio as determined by the length of time a recorded payment is due.

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio as of September 30, 2019 and December 31, 2018:

September 30, 2019 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Non- Accruing
Working Capital Loans	$713	$—	$27	$740	$54,382	$55,122	$740
CRA	—	—	—	—	1,454	1,454	—
Equipment Finance (1)	4,247	3,680	5,000	12,927	1,002,425	1,015,352	6,636
CVG	173	503	573	1,249	96,836	98,085	573

Total Leases and Loans (2)	$5,133	$4,183	$5,600	$14,916	$1,155,097	$1,170,013	$7,949

December 31, 2018 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Non- Accruing
Working Capital Loans	$300	$51	$141	$492	$35,986	$36,478	$492
CRA	—	—	—	—	1,466	1,466	—
Equipment Finance (1)	4,537	3,123	3,529	11,189	1,001,363	1,012,552	3,529
CVG	166	257	191	614	78,407	79,021	191

Total Leases and Loans (2)	$5,003	$3,431	$3,861	$12,295	$1,117,222	$1,129,517	$4,212

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements, and other leases and loans.
(2)	Represents total minimum lease and loan payments receivable for Equipment Finance and CVG and as a percentage of principal outstanding for Working Capital Loans and CRA.

NOTE 7 – Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance of $7.4 million at December 31, 2018 included $1.2 million from the Company’s acquisition of Horizon Keystone Financial, an equipment company (‘HKF”), in January 2017, and $6.2 million from the preliminary allocation of the purchase price of the Company’s acquisition of FFR in September 2018. The Company completed the purchase price allocation in the first quarter of 2019 upon receiving clarification of certain outstanding matters and established a final goodwill valuation of $5.6 million resulting in a goodwill reduction of $0.6 million in the first quarter of 2019. The goodwill balance represents the excess purchase price over the Company’s fair value of the assets acquired and is not amortizable but is deductible for tax purposes. Impairment testing will be performed in the fourth quarter of each year and more frequently as warranted in accordance with the applicable accounting guidance.

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2019 are as follows:

(Dollars in thousands)	Total Company
Balance at December 31, 2018	$7,360
Changes	(625)

Balance at September 30, 2019	$6,735

Intangible assets

During the first quarter of 2017, in connection with the acquisition of HKF, the Company acquired certain definite-lived intangible assets with a total cost of $1.3 million and a weighted average amortization period of 8.7 years. During the third quarter of 2018, in connection with the acquisition of FFR, the Company acquired certain definite-lived intangible assets with a total cost of $7.2 million based on a preliminary evaluation. The Company subsequently completed the purchase price allocation in the first quarter of 2019 and established a cost of $7.6 million for the acquired intangible assets and a weighted average amortization period of 10.8 years. The Company had no indefinite-lived intangible assets at September 30, 2019.

The following table presents details of the Company’s intangible assets as of September 30, 2019:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Lender relationships	3 to 10 years	$1,630	$457	$1,173
Vendor relationships	11 years	7,290	809	6,481
Corporate trade name	7 years	60	24	36

		$8,980	$1,290	$7,690

There was no impairment of these assets in the third quarter or nine months of 2019 or 2018. Amortization related to the Company’s definite lived intangible assets was $0.7 million and $0.2 million for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively.

The Company expects the amortization expense for the next five years will be as follows:

(Dollars in thousands)
Remainder of 2019	$230
2020	798
2021	798
2022	798
2023	798

NOTE 8 – Other Assets

Other assets are comprised of the following:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Accrued fees receivable	$3,317	$3,354
Prepaid expenses	2,568	2,447
Income taxes receivable	1,223	—
Federal Reserve Bank Stock	1,711	1,711
Other	3,270	2,144

	$12,089	$9,656

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

As of September 30, 2019, the Company leases all six of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Corona, California; and Philadelphia, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for two office leases whose terms are twelve months or less and are considered short-term leases. Four of the office leases include options to extend for terms of three to ten years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into two leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense were as follows:

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease cost	$322	$283	$878	$842
Finance lease costs	—	2	—	6
Short-term lease cost	207	—	323	—

Total lease cost	$529	$285	$1,201	$848

Supplemental information related to leases was as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2019
Supplemental balance sheet information
Operating lease right-of-use assets	$9,071
Operating lease liabilities	9,745
Weighted average remaining lease term	11.3	Years
Weighted average discount rate	3.30%
Supplemental cash flow information
Operating cash flows for operating leases	$303
Right-of-use assets obtained in exchange for lease obligations	9,071

Maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31,	(Dollars in thousands)
Remainder of 2019	$128
2020	1,281
2021	1,073
2022	984
2023	906
Thereafter	7,445

Total lease payments	$11,817
Less: imputed interest	(2,072)

Total	$9,745

NOTE 10 – Commitments and Contingencies

Legal and Regulatory

MBB is a member bank in a non-profit, multi-financial institution Community Development Financial Institution (“CDFI”) organization. The CDFI serves as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents, helping MBB meet its Community Reinvestment Act (“CRA”) obligations. Currently, MBB receives a range of approximately 0.8% to 1.2% participation in each funded loan which is collateral for the loan issued to the CDFI under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At September 30, 2019, MBB had an unfunded commitment of $0.5 million for this activity. MBB’s one-year commitment to the CDFI will expire in September 2020 at which time the commitment may be renewed for another year based on the Company’s discretion.

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

Income Taxes

The Company and its subsidiaries are currently subject to audit by the IRS for tax years ended December 31, 2015 and December 31, 2017.

NOTE 11 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of September 30, 2019, money market deposit accounts totaled $19.7 million.

As of September 30, 2019, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
Remainder of 2019	$122,872
2020	331,407
2021	208,367
2022	108,362
2023	47,741
Thereafter	31,016

Total	$849,765

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at September 30, 2019 was 2.43%.

NOTE 12 – Debt and Financing Arrangements

Short-Term Borrowings

On November 20, 2018, the Company closed on a secured, variable rate revolving line of credit in the amount of $5.0 million that expires on November 20, 2019. As of September 30, 2019, the Company was in compliance with all debt covenants required under this line of credit and there were no outstanding balances on this line of credit as of September 30, 2019 and December 31, 2018.

Long-term Borrowings

On July 27, 2018 the Company completed a $201.7 million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount. At September 30, 2019, outstanding term securitizations amounted to $92.3 million and are collateralized by $103.0 million of minimum lease and loan payments receivable and 7.60 million of restricted interest-earning deposits. The Company’s term note securitizations are classified as long-term borrowings.

The Company’s long-term borrowings consisted of the following:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Term securitization 2018-1	$92,346	$151,233
Unamortized debt issuance costs	(607)	(1,178)

	$91,739	$150,055

The July 27, 2018 term note securitization is summarized below:

	Outstanding Balance as of		Notes Originally Issued	Final Maturity Date	Original Coupon Rate
	September 30, 2019	December 31, 2018
		(Dollars in thousands)
2018 — 1
Class A-1	$—	$26,983	$77,400	July, 2019	2.55%
Class A-2	23,796	55,700	55,700	October, 2020	3.05
Class A-3	36,910	36,910	36,910	April, 2023	3.36
Class B	10,400	10,400	10,400	May, 2023	3.54
Class C	11,390	11,390	11,390	June, 2023	3.70
Class D	5,470	5,470	5,470	July, 2023	3.99
Class E	4,380	4,380	4,380	May, 2025	5.02

Total Term Note Securitizations	$92,346	$151,233	$201,650		3.05	% (1)(2)

(1)

Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term note securitizations have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	The weighted average coupon rate of the 2018-1 term note securitization will approximate 3.41% over the term of the borrowing.

Scheduled principal and interest payments on outstanding borrowings as of September 30, 2019 are as follows:

	Principal	Interest
	(Dollars in thousands)
Period Ending December 31,
Remainder of 2019	$14,935	$761
2020	45,200	1,993
2021	23,629	813
2022	8,582	159

	$92,346	$3,726

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

The Company’s balances measured at fair value on a recurring basis include the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
			(Dollars in thousands)
Assets
ABS	$—	$4,433	$—	$—	$4,915	$—
Municipal securities	—	2,177	—	—	2,612	—
Mutual fund	3,612	—	—	3,429	—	—

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

The following summarizes the carrying amount and estimated fair value of the Company’s financial instruments that are not recorded on the consolidated balance sheet at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$132,461	$132,461	$97,156	$97,156
Time deposits with banks	14,919	14,973	9,659	9,614
Restricted interest-earning deposits with banks	7,576	7,576	14,045	14,045
Loans, net of allowance	585,735	593,238	518,697	515,754
Federal Reserve Bank Stock	1,711	1,711	1,711	1,711
Financial Liabilities
Deposits	$869,257	$856,899	$755,776	$722,682
Long-term borrowings	91,739	92,373	150,055	149,912
Servicing Liability	2,242	2,242	1,352	1,352

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents

The carrying amounts of the Company’s cash and cash equivalents approximate fair value as of September 30, 2019 and December 31, 2018, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. The cash equivalents include a money market fund with a balance of $31.9 million that the Company considers operating cash and has no reportable gross unrealized gains or losses. The fair value measurement of cash and cash equivalents is classified as Level 1.

Time Deposits with Banks

Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits with Banks

The Company maintains interest-earning trust accounts pledged as collateral for our secured debt facilities. The book value of such accounts is included in restricted interest-earning deposits with banks on the accompanying Consolidated Balance Sheet. These accounts earn a floating market rate of interest which results in a fair value approximating the carrying amount at September 30, 2019 and December 31, 2018. This fair value measurement is classified as Level 1.

Loans

The loan balances are comprised of three types of loans. Loans made as a member bank in a non-profit, multi-financial institution CDFI serve as a catalyst for community development by offering financing for affordable, quality housing to low- and moderate-income residents. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. The fair value of these loans approximates the carrying amount at September 30, 2019 and December 31, 2018 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2. The Company also invests in a small business loan product tailored to the small business market. Fair value for these loans is estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2. The Company invests in loans to our customers in the franchise finance channel. These loans may be secured by equipment being acquired, blanket liens on personal property, or specific equipment already owned by the customer. The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Dollars in thousands, except per-share data)
Basic EPS
Net income	$7,446	$5,906	$18,702	$18,558
Less: net income allocated to participating securities	(89)	(98)	(237)	(332)

Net income allocated to common stock	$7,357	$5,808	$18,465	$18,226

Weighted average common shares outstanding	12,203,086	12,423,769	12,290,906	12,426,240
Less: Unvested restricted stock awards considered participating securities	(148,142)	(208,856)	(156,116)	(225,175)

Adjusted weighted average common shares used in computing basic EPS	12,054,944	12,214,913	12,134,790	12,201,065

Basic EPS	$0.61	$0.48	$1.52	$1.49

Diluted EPS
Net income allocated to common stock	$7,357	$5,808	$18,465	$18,226

Adjusted weighted average common shares used in computing basic EPS	12,054,944	12,214,913	12,134,790	12,201,065
Add: Effect of dilutive stock-based compensation awards	113,018	81,813	94,186	68,013

Adjusted weighted average common shares used in computing diluted EPS	12,167,962	12,296,726	12,228,976	12,269,078

Diluted EPS	$0.60	$0.47	$1.51	$1.49

For the three-month periods ended September 30, 2019 and September 30, 2018, weighted average outstanding stock-based compensation awards in the amount of 157,952 and 135,401, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

For the nine-month periods ended September 30, 2019 and September 30, 2018, weighted average outstanding stock-based compensation awards in the amount of 172,473 and 138,893, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 15 – Stockholders’ Equity

Stockholders’ Equity

On May 30, 2017, the Company’s Board of Directors approved a stock repurchase plan (the “2017 Repurchase Plan”) under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. As described below, at September 30, 2019 there was no balance remaining in the 2017 Repurchase Plan.

On August 1, 2019, the Company’s Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. The repurchases are funded using the Company’s working capital. As of September 30, 2019, the Company has not yet purchased any shares under the 2019 Repurchase Plan.

During the three-month period ended September 30, 2019, the Company purchased 144,729 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $ 23.00 per share. During the nine-month period ended September 30, 2019, the Company purchased 247,500 shares of its common stock under the 2017 Repurchase Plan at an average cost of $ 23.24 per share. During the three-month period ended September 30, 2018 the Company purchased 30,242 shares of its common stock under the 2017 Repurchase Plan at an average cost of $ 28.56 per share. During the nine-month period ended September 30, 2018, the Company purchased 47,967 shares of its common stock under the 2017 Repurchase Plan at an average cost of $ 28.43 per share. At September 30, 2019, there was no balance remaining in the 2017 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. There were 2,654 and 22,100 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during each of the three- and nine-month periods ended September 30, 2019, at average per-share costs of $ 23.80 and $ 22.87, respectively. There were 7,324 and 27,746 shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan during the three- and nine-month periods ended September 30, 2018, at average per-share costs of $ 27.74 and $ 26.53, respectively.

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

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at September 30, 2019 was $150.8 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At September 30, 2019, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at September 30, 2019.

			Minimum Capital		Well-Capitalized Capital
	Actual		Requirement		Requirement
	Ratio	Amount	Ratio (1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	15.28%	$194,273	4%	$50,849	5%		$63,561
Marlin Business Bank	13.78%	$150,760	5%	$54,705	5%		$54,705
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	17.72%	$194,273	4.5%	$49,338	6.5%		$71,266
Marlin Business Bank	15.69%	$150,760	6.5%	$67,277	6.5%		$67,277
Tier 1 Risk-based Capital
Marlin Business Services Corp.	17.72%	$194,273	6%	$65,784	8%		$87,712
Marlin Business Bank	15.69%	$150,760	8%	$81,693	8%		$81,693
Total Risk-based Capital
Marlin Business Services Corp.	18.98%	$208,046	8%	$87,712	10%		$109,641
Marlin Business Bank	16.94%	$162,836	15%	$144,164	10	% (1)	$100,915

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.94% at September 30, 2019 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 16 – Stock-Based Compensation

Awards for Stock-Based Compensation are governed by the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”), the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) and the Company’s 2019 Equity Compensation Plan (approved by the Company’s shareholders on May 30, 2019) (the “2019 Plan” and, together with the 2014 Plan and the 2003 Plan, the “Equity Compensation Plans”). Under the terms of the Equity Compensation Plans, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-

based awards (collectively referred to as “Grants”) as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the Equity Compensation Plans. The aggregate number of shares under the 2019 Plan that may be issued for Grants is 826,036. There were 811,273 shares available for future awards under the 2019 Plan as of September 30, 2019.

Total stock-based compensation expense was $0.9 million and $0.9 million for the three-month periods ended September 30, 2019 and September 30, 2018, respectively. Total stock-based compensation expense was $2.8 million and $ 2.6 million for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively. Excess tax benefits from stock-based payment arrangements was $0.1 million and $0.3 million for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively.

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

There were no stock options granted during the three-month and nine-month periods ended September 30, 2019, respectively. There were no stock options and 68,689 stock options granted during the three-month and nine-month periods ended September 30, 2018, respectively. The fair value of stock options granted during the nine-month period ended September 30, 2018 was $7.21. The fair value was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

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

A summary of option activity for the nine-month period ended September 30, 2019 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2018	146,431	$26.77
Granted	—	—
Exercised	—	—
Forfeited	(578)	25.75
Expired	(3,479)	25.75

Outstanding, September 30, 2019	142,374	26.80

The Company recognized $0.1 million and $0.3 million of compensation expense related to options during the three and nine-month periods ended September 30, 2019. The Company recognized $0.1 million and $0.2 million of compensation expense related to options during the three and nine-month periods ended September 30, 2018.

There were no stock options exercised during the three-month period ended September 30, 2019. There were no stock options exercised during the three-month period ended September 30, 2018.

The total pretax intrinsic values of stock options exercised was $0.1 million for the nine-month period ended September 30, 2018.

The following table summarizes information about the stock options outstanding and exercisable as of September 30, 2019:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$ 25.75	82,353	4.5	$25.75	$—	54,861	4.5	$25.75	—
$ 28.25	60,021	5.5	$28.25	$—	20,001	5.5	$28.25	$—

	142,374	4.9	$26.80	$—	74,862	4.8	$26.42	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.19 as of September 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2019, there was $0.3 million of unrecognized compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations scheduled to be recognized over a weighted average period of 1.0 year.

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

Of the total restricted stock awards granted during the nine-month period ended September 30, 2019, no shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2019 and 2018 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the nine-month period ended September 30, 2019:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	186,603	$19.91
Granted	18,674	23.19
Vested	(55,006)	15.82
Forfeited	(2,944)	21.97

Outstanding at September 30, 2019	147,327	21.81

During the three-month periods ended September 30, 2019 and September 30, 2018, the Company granted restricted stock awards with grant-date fair values totaling $0.4 million and $0.1 million, respectively. During the nine-month periods ended September 30, 2019 and September 30, 2018, the Company granted restricted stock awards with grant-date fair values totaling $0.4 million and $0.5 million, respectively.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.2 million and $0.3 million of compensation expense related to restricted stock for the three-month periods ended September 30, 2019 and September 30, 2018, respectively. The Company recognized $0.7 million and $1.1 million of compensation expense related to restricted stock for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively.

Of the $0.7 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2019, approximately $0.1 million related to accelerated vesting during the first quarter of 2019, based on achievement of certain performance criteria determined annually. Of the $1.1 million total compensation expense related to restricted stock for the nine-month period ended September 30, 2018, approximately $0.3 million related to accelerated vesting during the first quarter of 2018, which was also based on the achievement of certain performance criteria determined annually.

As of September 30, 2019, there was $1.6 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.4 years. As of September 30, 2019, there were no restricted stock awards outstanding for which vesting may be accelerated based on achievement of individual performance measures.

The fair value of shares that vested during the three-month periods ended September 30, 2019 and September 30, 2018 was $0.2 million and $0.7 million, respectively. The fair value of shares that vested during the nine-month periods ended September 30, 2019 and September 30, 2018 was $1.3 million and $2.5 million, respectively.

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

The following tables summarize restricted stock unit activity for the nine-month period ended September 30, 2019:

Performance-based & market-based RSUs	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	191,921	$17.43
Granted	95,408	18.37
Forfeited	(233)	25.75
Converted	(8,000)	9.47
Cancelled due to non-achievement of market condition	(4,000)	9.47

Outstanding at September 30, 2019	275,096	18.10

Service-based RSUs
Outstanding at December 31, 2018	61,256	$27.61
Granted	74,620	21.50
Forfeited	(4,311)	23.84
Converted	(22,509)	27.47

Outstanding at September 30, 2019	109,056	23.61

The weighted average grant-date fair value of RSUs with both performance and market-based vesting conditions granted during the nine-month period ended September 30, 2019 was $12.91 per unit. The weighted average grant date fair value of these performance and market-based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Grant date stock price	$21.50	—
Risk-free interest rate	2.16%	—
Expected volatility	26.68%	—
Dividend yield	—	—

There were no RSUs with vesting conditions based solely on market conditions granted during the nine-month periods ended September 30, 2019 and September 30, 2018, respectively.

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

There were no RSUs granted during the three-month periods ended September 30, 2019 and September 30, 2018, respectively. During the nine-month periods ended September 30, 2019 and September 30, 2018, the Company granted RSUs with grant-date fair values totaling $3.4 million and $2.4 million, respectively. The Company recognized $0.6 million and $0.6 million of compensation expense related to RSUs for the three-month periods ended September 30, 2019 and September 30, 2018, respectively. The Company recognized $1.7 million and $1.3 million of compensation expense related to RSUs for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, there was $3.9 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 1.6 years based on the most probable performance assumptions. In the event maximum performance targets are achieved, an additional $3.7 million of compensation cost would be recognized over a weighted average period of 1.6 years. As of September 30, 2019, 181,926 performance units are expected to convert to shares of common stock based on the most probable performance assumptions. In the event maximum performance targets are achieved, 449,641 performance units would convert to shares of common stock.

NOTE 17 – Subsequent Events

The Company declared a dividend of $0.14 per share on October 31, 2019. The quarterly dividend, which is expected to result in a dividend payment of approximately $ 1.7 million, is scheduled to be paid on November 21, 2019 to shareholders of record on the close of business on November 11, 2019. It represents the Company’s thirty-third consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Form 10-K for the year ended December 31, 2018 filed with the SEC. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward- looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

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

Our leases and loans are fixed-rate transactions with terms generally ranging from 36 to 60 months. At September 30, 2019, our lease and loan portfolio consisted of 93,078 accounts, excluding Working Capital Loans, with an average original term of 49 months and average original transaction size of approximately $17,000.

MBB offers a flexible loan program called Working Capital Loans (formerly called Funding Stream.) Working Capital Loans is tailored to the small business market to provide customers access to capital to help grow their businesses. As of September 30, 2019, the Company had approximately $55.8 million, not including the allowance for credit losses allocated to loans of $2.1 million, of small business loans on the balance sheet. Generally, these loans range from $5,000 to $200,000, have flexible 6 to 24 month terms, and have automated daily, weekly and monthly payback.

At September 30, 2019, we had $ 1.25 billion in total assets. Our assets are substantially comprised of our net investment in leases and loans which totaled $1.03 billion at September 30, 2019.

Our revenue consists of interest and fees from our leases and loans, interest income from our interest earning cash and investments and, to a lesser extent, non-interest income from insurance premiums written and earned and other income. Our expenses consist of interest expense and non-interest expense, which include salaries and benefits and general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the quarter ended September 30, 2019, our annualized net credit losses were 1.99% of our average total finance receivables. We establish reserves for credit losses which require us to estimate inherent losses in our portfolio as of the reporting date.

Our leases are classified under U.S. GAAP as sales type leases, and we recognize interest income over the term of the lease. Sales type leases transfer substantially all of the benefits and risks of ownership to the equipment lessee. Net investment in leases consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 57% of our lease portfolio at September 30, 2019 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits and money market demand accounts raised nationally by MBB, as well as, from time to time, fixed-rate asset backed securitization transactions.

We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future. In the future MBB may elect to offer other products and services to the Company’s customer base. As a Utah state-chartered Federal Reserve member bank, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions. As of September 30, 2019, total MBB deposits were $869.3 million, compared to $755.8 million at December 31, 2018. We had $91.7 million of outstanding secured borrowings as of September 30, 2019 and $150.1 million as of December 31, 2018.

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

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended September 30, 2019 and September 30, 2018

Net income. Net income of $7.4 million was reported for the three-month period ended September 30, 2019, resulting in diluted EPS of $0.60, compared to net income of $5.9 million and diluted EPS of $0.47 for the three-month period ended September 30, 2018. This increase was primarily driven by:

•	$5.7 million increase in Other income, primarily driven by higher volume of sales of leases;

•

($2.7 million) increase in Provision for credit losses due to increased delinquencies and a $0.9 million specific reserve for loans that were individually evaluated for impairment related to fraudulent activities within a specific equipment dealer’s portfolio; and

•	($1.6 million) increase in Interest expense, due to higher interest payments on deposits.

Return on average assets was 2.34% for the three-month period ended September 30, 2019, compared to a return of 2.04% for the three-month period ended September 30, 2018. Return on average equity was 14.58% for the three-month period ended September 30, 2019, compared to a return of 12.36% for the three-month period ended September 30, 2018.

Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2019 increased 9.5% to $1,048.8 million, compared to $957.8 million for the three-month period ended September 30, 2018. This change was primarily due to origination volume exceeding lease and loan repayments, sales and charge- offs. The end-of-period net investment in total finance receivables at September 30, 2019 was $1,034.5 million, an increase of $33.8 million, or 3.4%, from $1,000.7 million at December 31, 2018.

During the three months ended September 30, 2019, we generated 6,836 new equipment finance leases and loans with equipment costs of $154.8 million, compared to 7,603 new equipment finance leases and loans with equipment costs of $153.5 million generated for the three months ended September 30, 2018. Working Capital loan originations were $26.2 million during the three-month period ended September 30, 2019, an increase of $6.7 million, or 34.1%, as compared to the three-month period ended September 30, 2018. Approval rates decreased by 4% to 53% for the three-month period ended September 30, 2019, compared to 57% for the three-month period ended September 30, 2018.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2019 and September 30, 2018.

	Three Months Ended September 30,
	2019			2018
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$135,262	$793	2.35%	$120,743	$597	1.98%
Time Deposits	12,815	83	2.59	8,699	33	1.53
Restricted interest-earning deposits with banks	9,898	23	0.91	11,231	26	0.92
Securities available for sale	10,405	65	2.48	10,995	65	2.37
Net investment in leases(3)	951,309	21,513	9.05	890,498	20,835	9.36
Loans receivable(3)	97,490	5,231	21.46	67,257	3,280	19.51

Total interest-earning assets	1,217,179	27,708	9.11	1,109,423	24,836	8.96

Non-interest-earning assets:
Cash and due from banks	5,592			6,465
Intangible assets	7,841			1,083
Goodwill	6,735			1,229
Operating lease right-of-use assets	8,834			—
Property and equipment, net	5,006			4,024
Property tax receivables	6,924			6,448
Other assets(4)	14,188			30,910

Total non-interest-earning assets	55,120			50,159

Total assets	$1,272,299			$1,159,582

Interest-bearing liabilities:
Certificate of Deposits(5)	$875,904	$5,398	2.47%	757,052	$3,579	1.89%
Money Market Deposits(5)	21,664	126	2.33	26,494	145	2.19
Long-term borrowings(5)	101,594	1,037	4.08	136,511	1,231	3.61

Total interest-bearing liabilities	999,162	6,561	2.63	920,057	4,955	2.15

Non-interest-bearing liabilities:
Sales and property taxes payable	6,912			6,672
Operating lease liabilities	9,373			—
Accounts payable and accrued expenses	24,864			20,559
Net deferred income tax liability	27,711			21,196

Total non-interest-bearing liabilities	68,860			48,427

Total liabilities	1,068,022			968,484
Stockholders’ equity	204,277			191,098

Total liabilities and stockholders’ equity	$1,272,299			$1,159,582

Net interest income		$21,147			$19,881
Interest rate spread(6)			6.48%			6.81%
Net interest margin(7)			6.95%			7.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.82%			120.58%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

Changes due to volume and rate. The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended September 30, 2019 Compared To Three Months Ended September 30, 2018
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$77	$119	$196
Time Deposits	20	30	50
Restricted interest-earning deposits with banks	(3)	—	(3)
Securities available for sale	(4)	4	—
Net investment in leases	1,391	(713)	678
Loans receivable	1,595	356	1,951
Total interest income	2,447	425	2,872
Interest expense:
Certificate of Deposits	620	1,199	1,819
Money Market Deposits	(28)	9	(19)
Long-term borrowings	(342)	148	(194)
Total interest expense	452	1,154	1,606
Net interest income	1,886	(620)	1,266

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended September 30, 2019 and September 30, 2018.

	Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Interest income	$27,708	$24,836
Fee income	3,869	3,930

Interest and fee income	31,577	28,766
Interest expense	6,561	4,955

Net interest and fee income	$25,016	$23,811

Average total finance receivables(1)	$1,048,798	$957,755
Annualized percent of average total finance receivables:
Interest income	10.57%	10.37%
Fee income	1.48	1.64

Interest and fee income	12.05	12.01
Interest expense	2.50	2.07

Net interest and fee margin	9.55%	9.94%

(1)

Total finance receivables include net investment in leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $1.2 million, or 5.0%, to $25.0 million for the three months ended September 30, 2019 from $23.8 million for the three months ended September 30, 2018. The annualized net interest and fee margin decreased 39 basis points to 9.55% in the three-month period ended September 30, 2019 from 9.94% for the corresponding period in 2018.

Interest income, net of amortized initial direct costs and fees, was $27.7 million and $24.8 million for the three-month periods ended September 30, 2019 and September 30, 2018, respectively. Average total finance receivables increased $91.0 million, or 9.5%, to $1,048.8 million at September 30, 2019 from $957.8 million at September 30, 2018. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease and loan repayments, sales and charge-offs. The average yield on the portfolio increased 20 basis points to 10.57% from 10.37% in the prior year quarter. The weighted average implicit interest rate on new finance receivables originated was 13.38% and 12.77% for the three-month periods ended September 30, 2019, and September 30, 2018, respectively.

Fee income was $3.9 million and $3.9 million for the three-month periods ended September 30, 2019 and September 30, 2018, respectively. Fee income included approximately $1.0 million and $0.9 million of net residual income for each of the three-month periods ended September 30, 2019 and September 30, 2018, respectively.

Fee income also included approximately $2.0 million and $2.3 million in late fee income for the three-month periods ended September 30, 2019 and September 30, 2018, respectively.

Fee income, as an annualized percentage of average total finance receivables, decreased 16 basis points to 1.48% for the three-month period ended September 30, 2019 from 1.64% for the corresponding period in 2018. Late fees remained the largest component of fee income at 0.78% as an annualized percentage of average total finance receivables for the three-month period ended September 30, 2019, compared to 0.95% for the three-month period ended September 30, 2018. As an annualized percentage of average total finance receivables, net residual income was 0.38% for the three-month period ended September 30, 2019, compared to 0.39% for the three-month period ended September 30, 2018.

Interest expense increased $1.6 million to $6.6 million for the three-month period ended September 30, 2019 from $5.0 million for the corresponding period in 2017, primarily due to an increase of $1.8 million represented by $5.5 million interest expense or 2.47% as an annualized percentage of average deposits for the three-month period ended September 30, 2019, from $3.7 million, or 1.90% as an annualized percentage of average deposits for the three-month period ended September 30, 2018. The increase was primarily due to an increase in the rate paid on interest bearing liabilities and to a lesser degree, the increase in the average balances of interest bearing liabilities. Interest expense, as an annualized percentage of average total finance receivables, increased 43 basis points to 2.50% for the three-month period ended September 30, 2019, from 2.07% for the corresponding period in 2018. The average balance of deposits was $897.6 million and $783.5 million for the three-month periods ended September 30, 2019 and September 30, 2018, respectively.

For the three-month period ended September 30, 2019, average term securitization borrowings outstanding were $101.6 million at a weighted average coupon of 4.08%. There were no outstanding borrowings for the period ended September 30, 2018.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September 30, 2019, brokered certificates of deposit represented approximately 50% of total deposits, while approximately 48% of total deposits were obtained from direct channels, and 2% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.2 million to $2.2 million for the three-month period ended September 30, 2019, from $2.0 million for the three-month period ended September 30, 2018, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size driving higher premiums.

Other income. Other income was $8.1 million and $2.4 million for the three-month periods ended September 30, 2019 and September 30, 2018, respectively. Other income also includes various administrative transaction fees and fees received from referral of leases to third parties, gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the three-month period ended September 30, 2019 included $6.9 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income, and $0.7 million of insurance policy fees. In comparison, selected major components of other income for the three-month period ended September 30, 2018 included $1.5 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income and $0.5 million of insurance policy fees.

Salaries and benefits expense. Salaries and benefits expense increased $0.6 million, or 5.8%, to $10.9 million for the three-month period ended September 30, 2019 from $10.3 million for the corresponding period in 2018. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.16% for the three-month period ended September 30, 2019 compared with 4.30% for the corresponding period in 2018. Total personnel increased to 348 at September 30, 2019 from 339 at September 30, 2018.

General and administrative expense. General and administrative expense increased $0.7 million, or 13.0%, to $6.1 million for the three months ended September 30, 2019 from $5.4 million for the corresponding period in 2018. General and administrative expense as an annualized percentage of average total finance receivables was 2.32% for the three-month period ended September 30, 2019, compared to 2.27% for the three-month period ended September 30, 2018. Selected major components of general and administrative expense for the three-month period ended September 30, 2019 included $1.2 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $0.9 million of data processing expense, $0.3 million of marketing expense, and $0.4 million of insurance-related expenses. In comparison, selected major components of general and administrative expense for the three-month period ended September 30, 2018 included $0.9 million of premises and occupancy expense, $0.4 million of audit and tax compliance expense, $1.0 million of data processing expense, $0.5 million of marketing expense and $0.5 million of insurance-related expenses.

Provision for credit losses. The provision for credit losses was $7.7 million for the three-month period ended September 30, 2019 compared to $4.9 million for the three-month period ended September 30, 2018. Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular Equipment Finance origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. The $2.7 million increase in the provision for credit losses was attributable to an increase in the Equipment Finance portfolio due to increased delinquencies, higher charge-offs and a $0.9 million specific reserve for loans that were individually evaluated for impairment related to fraudulent activities within a specific equipment dealer’s portfolio.

Total portfolio net charge-offs were $5.2 million for the three-month period ended September 30, 2019, compared to $4.5 million for the corresponding period in 2018. The increase in charge-off rate is primarily due to the ongoing seasoning of the Equipment Finance portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as well as the increased portfolio balances. Total portfolio net charge-offs as an annualized percentage of average total finance receivables increased to 1.99% during the three-month period ended September 30, 2019, from 1.90% for the corresponding period in 2018. The allowance for credit losses increased to approximately $19.2 million at September 30, 2019, an increase of $3.1 million from $16.1 million at December 31, 2018.

Additional information regarding asset quality is included herein in the section “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $3.3 million and $1.7 million was recorded for the three-month periods ended September 30, 2019 and September 30, 2018, respectively. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 30.6% and 22.6% for the three-month periods ended September 30, 2019 and September 30, 2018, respectively. The higher effective tax rate for the third quarter of 2019 is associated with changes in state statutory rates and related revaluation of deferred tax as well as the increase of a valuation allowance against certain net operating loss carryforwards that are not expected to be utilized.

Comparison of the Nine-Month Periods Ended September 30, 2019 and September 30, 2018

Net income. Net income of $18.7 million was reported for the nine-month period ended September 30, 2019, resulting in diluted EPS of $1.51, compared to net income of $18.6 million and diluted EPS of $1.49 for the nine-month period ended September 30, 2018.

Return on average assets was 2.00% for the nine-month period ended September 30, 2019, compared to a return of 2.27% for the nine-month period ended September 30, 2018. Return on average equity was 12.38% for the nine-month period ended September 30, 2019, compared to a return of 13.31% for the nine-month period ended September 30, 2018.

Overall, our average net investment in total finance receivables for the nine-month period ended September 30, 2019 increased 9.7% to $1,026.7 million, compared to $935.9 million for the nine-month period ended September 30, 2018. This change was primarily due to origination volume exceeding lease and loan repayments, sales and charge- offs. The end-of-period net investment in total finance receivables at September 30, 2019 was $1,034.5 million, an increase of $33.8 million, or 3.4%, from $1,000.7 million at December 31, 2018.

During the nine months ended September 30, 2019, we generated 21,951 new leases with equipment cost of $506.4 million, compared to 23,605 new leases with equipment cost of $450.5 million generated for the nine months ended September 30, 2018. Approval rates were 55% for the nine-month period ended September 30, 2019, compared to 56% for the nine-month period ended September 30, 2018.

For the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018, net interest and fee income increased $1.4 million, or 1.9%. The provision for credit losses increased $4.0 million, or 29.0%, to $17.8 million for the nine-month period ended September 30, 2019 from $13.8 million for the same period in 2018, due to an increase in delinquency and charge-offs which is attributed to a return to a more normal credit environment.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2019 and September 30, 2018.

	Nine Months Ended September 30,
	2019			2018
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$129,144	$2,318	2.39%	$87,330	$1,165	1.78%
Time Deposits	11,665	216	2.47	8,439	101	1.59
Restricted interest-earning deposits with banks	13,396	81	0.81	3,744	26	0.92
Securities available for sale	10,600	207	2.60	11,016	168	2.03
Net investment in leases(3)	937,494	64,004	9.10	874,595	61,493	9.37
Loans receivable(3)	89,174	13,847	20.70	61,260	9,126	19.86

Total interest-earning assets	1,191,473	80,673	9.02	1,046,384	72,079	9.18

Non-interest-earning assets:
Cash and due from banks	5,503			5,576
Intangible assets	7,921			1,083
Goodwill	6,937			1,183
Operating lease right-of-use assets	6,557			—
Property and equipment, net	4,428			4,091
Property tax receivables	7,339			8,065
Other assets(4)	16,106			23,962

Total non-interest-earning assets	54,791			43,960

Total assets	$1,246,264			$1,090,344

Interest-bearing liabilities:
Certificate of Deposits(5)	$834,727	$14,887	2.38%	$786,831	$10,381	1.76%
Money Market Deposits(5)	22,842	425	2.48	30,779	453	1.96
Long-term borrowings(5)	120,834	3,619	3.99	45,504	1,231	3.61

Total interest-bearing liabilities	978,403	18,931	2.58	863,114	12,065	1.86

Non-interest-bearing liabilities:
Sales and property taxes payable	6,835			6,031
Operating lease liabilities	8,119			—
Accounts payable and accrued expenses	26,452			16,056
Net deferred income tax liability	25,088			19,269

Total non-interest-bearing liabilities	66,494			41,356

Total liabilities	1,044,897			904,470
Stockholders’ equity	201,367			185,874

Total liabilities and stockholders’ equity	$1,246,264			$1,090,344

Net interest income		$61,742			$60,014
Interest rate spread(6)			6.44%			7.32%
Net interest margin(7)			6.91%			7.65%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.78%			121.23%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Nine Months Ended September 30, 2019 Compared To Nine Months Ended September 30, 2018
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$670	$483	$1,153
Time Deposits	47	68	115
Restricted interest-earning deposits with banks	59	(4)	55
Securities available for sale	(7)	46	39
Net investment in leases	4,331	(1,820)	2,511
Loans receivable	4,319	402	4,721
Total interest income	9,842	(1,248)	8,594
Interest expense:
Certificate of Deposits	665	3,841	4,506
Money Market Deposits	(132)	104	(28)
Long-term borrowings	2,243	145	2,388
Total interest expense	1,771	5,095	6,866
Net interest income	7,848	(6,120)	1,728

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the nine-month periods ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Interest income	$80,673	$72,079
Fee income	11,418	11,765

Interest and fee income	92,091	83,844
Interest expense	18,931	12,065

Net interest and fee income	$73,160	$71,779

Average total finance receivables(1)	$1,026,668	$935,855
Percent of average total finance receivables:
Interest income	10.48%	10.27%
Fee income	1.48	1.68

Interest and fee income	11.96	11.95
Interest expense	2.46	1.72

Net interest and fee margin	9.50%	10.23%

(1)

Total finance receivables include net investment in leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $1.4 million, or 1.9%, to $73.2 million for the nine-month period ended September 30, 2019 from $71.8 million for the nine-month period ended September 30, 2018. The annualized net interest and fee margin decreased 73 basis points to 9.50% in the nine-month period ended September 30, 2019 from 10.23% for the corresponding period in 2018.

Interest income, net of amortized initial direct costs and fees, increased $ 8.6 million, or 11.9%, to $80.7 million for the nine-month period ended September 30, 2019 from $72.1 million for the nine-month period ended September 30, 2018. The increase in interest income was principally due to an increase in average yield of 21 basis points and by a 9.7% increase in average total finance receivables, which increased $90.8 million to $1,026.7 million for the nine-months ended September 30, 2019 from $935.9 million for the nine-months ended September 30, 2018. The increase in average total finance receivables was primarily due to origination volume exceeding lease and loan repayments, sales and charge-offs. The average yield on the portfolio increased, due to higher yields on the new leases compared to the yields on the leases repaying. The weighted average implicit interest rate on new finance receivables originated increased 53 basis points to 13.02% for the nine-month period ended September 30, 2019, compared to 12.49% for the nine-month period ended September 30, 2018.

Fee income decreased $0.4 million to $11.4 million for the nine-month period ended September 30, 2019, compared to $11.8 million for the nine-month period ended September 30, 2018. Fee income included approximately $2.9 million of net residual income for the nine-month period ended September 30, 2019 and $2.7 million for the nine-month period ended September 30, 2018.

Fee income also included approximately $6.3 million in late fee income for the nine-month period ended September 30, 2019, which decreased 10.0% from $7.0 million for the nine-month period ended September 30, 2018.

Fee income, as an annualized percentage of average total finance receivables, decreased 20 basis points to 1.48% for the nine-month period ended September 30, 2019 from 1.68% for the nine-month period ended September 30, 2018. Late fees remained the largest component of fee income at 0.82% as an annualized percentage of average total finance receivables for the nine-month period ended September 30, 2019, compared to 1.00% for the nine-month period ended September 30, 2018. As an annualized percentage of average total finance receivables, net residual income was 0.37% for the nine-month period ended September 30, 2019, compared to 0.39% for the nine-month period ended September 30, 2018.

Interest expense increased $6.8 million to $18.9 million for the nine-month period ended September 30, 2019 from $12.1 for the corresponding period in 2018. The components of the increase were $2.4 million attributable to our long- term borrowings related to our 2018 asset-backed term securitization and $4.5 million representing $14.9 million interest expense, or 2.38% as an annualized percentage of average deposits for the nine-month period ended September 30, 2019, from $10.4 million, or 1.77% as an annualized percentage of average deposits for the nine-month period ended September 30, 2018. The increase was primarily due to a full nine months of debt securitization interest expense for the nine-month period ended September 30, 2019 versus approximately one month of interest expense for the corresponding period in 2018, and to a lesser degree, the increase in the average balances of interest bearing liabilities. In addition, debt securitization rates are higher than rates for certificates of deposits. Interest expense, as an annualized percentage of average total finance receivables, increased 74 basis points to 2.46% for the nine-month period ended September 30, 2019, from 1.72% for the corresponding period in 2018. The average balance of deposits was $857.6 million and $817.6 million for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively.

For the nine-month period ended September 30, 2019, average term securitization borrowings outstanding were $120.8 million at a weighted average coupon of 3.99%. For the nine-month period ended September 30, 2018, average term securitization borrowings outstanding were $45.5 million at a weighted average coupon of 3.61%

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September 30, 2019, brokered certificates of deposit represented approximately 50% of total deposits, while approximately 48% of total deposits were obtained from direct channels, and 2% were in the brokered MMDA Product.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.5 million to $6.5 million for the nine-month period ended September 30, 2019, from $6.0 million for the nine-month period ended September 30, 2018, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size driving higher premiums.

Other income. Other income was $24.0 million and $8.3 million for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively. A major component of the $15.6 million increase in other income is property tax income that was previously netted against property tax expense in fiscal 2018 but is presented as a separate component of revenue in fiscal 2019 as a result of the adoption of ASU 2016-02 and related ASUs. Other income also includes various administrative transaction fees and fees received from referral of leases to third parties, gain on sale of leases and servicing fee income, recognized as earned. Selected major components of other income for the nine-month period ended September 30, 2019 included $5.7 million in property tax income, $14.7 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income, and $2.0 million of insurance policy fees. In comparison, selected major components of other income for the nine-month period ended September 30, 2018 included $5.7 million in income attributed to capital markets related activities, including gain on sale, servicing revenue and referral fee income, and $1.5 million of insurance policy fees.

Salaries and benefits expense. Salaries and benefits expense increased $5.0 million, or 16.8%, to $34.8 million for the nine-month period ended September 30, 2019 from $29.8 million for the corresponding period in 2018. The increase was due to higher compensation costs related to increases in personnel, bonuses, commissions on higher origination volume and reduced salary deferrals due to changes in the accounting treatment of initial direct costs under ASC 842 – Leases. Salaries and benefits expense, as an annualized percentage of average total finance receivables, was 4.52% for the nine-month period ended September 30, 2019 compared with 4.25% for the corresponding period in 2018.

Total personnel increased to 348 at September 30, 2019 from 339 at September 30, 2018.

General and administrative expense. General and administrative expense increased $7.0 million, or 37.8%, to $25.5 million for the nine-month period ended September 30, 2019 from $18.5 million for the corresponding period in 2018. A major component of the increase is property tax expense that was previously netted against property tax income in fiscal 2018 but is presented on a gross basis in in fiscal 2019 as a result of the adoption of ASU 2016-02 and related ASUs. General and administrative expense as an annualized percentage of average total finance receivables was 3.31% for the nine-month period ended September 30, 2019, compared to 2.63% for the nine-month period ended September 30, 2018. Selected major components of general and administrative expense for the nine-month period ended September 30, 2019 included $6.2 million on property tax expense, $3.4 million of premises and occupancy expense, $1.1 million of audit and tax compliance expense, $2.9 million of data processing expense and $1.4 million of marketing expense. In comparison, selected major components of general and administrative expense for the nine-month period ended September 30, 2018 included $2.8 million of premises and occupancy expense, $1.4 million of audit and tax compliance expense, $2.8 million of data processing expense, and $1.4 million of marketing expense, and $1.2 million of insurance-related expenses.

Provision for credit losses. The provision for credit losses increased $4.0 million, or 29.0%, to $17.8 million for the nine-month period ended September 30, 2019 from $13.8 million for the corresponding period in 2018. Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The anticipated credit losses from the inception of a particular Equipment Finance origination vintage to charge-off generally follow a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. The provision for credit losses for the Working Capital Loans, Equipment Finance and CVG portfolios increased by $0.6 million, $2.6 million and $0.8 million respectively, for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018. The provision for the Equipment Finance portfolio also included a $0.9 million specific reserve for loans that were individually evaluated for impairment related to fraudulent activities within a specific equipment dealer’s portfolio.

Total portfolio net charge-offs were $14.7 million for the nine-month period ended September 30, 2019, compared to $12.7 million for the corresponding period in 2018. The increase in charge-off rate is primarily due to the ongoing seasoning of the Equipment Finance portfolio as reflected in the mix of origination vintages and the mix of credit profiles as well as the increased portfolio balances. Net charge-offs as an annualized percentage of average total finance receivables increased to 1.91% during the nine-month period ended September 30, 2019, from 1.81% for the corresponding period in 2018. The allowance for credit losses increased to approximately $19.2 million at September 30, 2019, an increase of $3.1 million from $16.1 million at December 31, 2018.

Additional information regarding asset quality is included herein in the section “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $6.9 million was recorded for the nine-month period ended September 30, 2019, compared to an expense of $5.5 million for the corresponding period in 2018. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 26.8% for the nine-month period ended September 30, 2019, compared to 22.7% for the nine-month period ended September 30, 2018. The higher effective tax rate for the nine-month period in 2019 is associated with changes in state statutory rates and related revaluation of deferred tax as well as the increase of a valuation allowance against certain net operating loss carryforwards that are not expected to be utilized.

FINANCE RECEIVABLES AND ASSET QUALITY

Our net investment in leases and loans increased $33.8 million, or 3.4%, to $1,034.5 million at September 30, 2019 from $ 1,000.7 million at December 31, 2018. We continue to monitor our credit underwriting guidelines in response to current economic conditions, and we continue to develop our sales organization and origination strategies to increase originations.

The chart which follows provides our asset quality statistics for each of the three and nine month periods ended September 30, 2019 and September 30, 2018, and the year ended December 31, 2018:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2019	2018	2019	2018	2018
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$16,777	$15,570	$16,100	$14,851	$14,851
Provision for credit losses	7,662	4,893	17,781	13,761	19,522
Charge-offs
Commercial lease and loans:
Working Capital Loans	(417)	(361)	(1,692)	(1,090)	(1,537)
CRA	—	—	—	—	—
Equipment Finance	(5,023)	(4,502)	(13,863)	(12,721)	(18,149)
CVG	(526)	(202)	(1,200)	(601)	(907)

Total Charge-offs	(5,966)	(5,065)	(16,755)	(14,412)	(20,593)

Recoveries
Commercial lease and loans:
Working Capital Loans	227	9	298	59	60
CRA	—	—	—	—	—
Equipment Finance	457	491	1,671	1,599	2,199
CVG	54	19	116	59	61

Total Recoveries	738	519	2,085	1,717	2,320

Net charge-offs	(5,228)	(4,546)	(14,670)	(12,695)	(18,273)

Allowance for credit losses, end of period(1)	$19,211	$15,917	$19,211	$15,917	$16,100

Annualized net charge-offs to average total finance receivables (2)	1.99%	1.90%	1.91%	1.81%	1.93%
Allowance for credit losses to total finance receivables, end of period (2)	1.86%	1.65%	1.86%	1.65%	1.62%
Average total finance receivables (2)	$1,048,798	$957,755	$1,026,668	$935,855	$944,588
Total finance receivables, end of period (2)	$1,032,868	$966,659	$1,032,868	$966,659	$996,383
Delinquencies greater than 60 days past due	$9,783	$6,244	$9,783	$6,244	$7,292
Delinquencies greater than 60 days past due (3)	0.84%	0.57%	0.84%	0.57%	0.65%
Allowance for credit losses to delinquent accounts greater than 60 days past due (3)	196.37%	254.92%	196.37%	254.92%	220.79%
Non-accrual leases and loans, end of period	$7,949	$3,609	$7,949	$3,609	$4,353
Renegotiated leases and loans, end of period(4)	$2,533	$3,456	$2,533	$3,456	$3,636
Accruing leases and loans past due 90 days or more	$—	$—	$—	$—	$—
Interest income included on non-accrual leases and loans(5)	$83	$77	$444	$256	$410
Interest income excluded on non-accrual leases and loans(6)	$111	$59	$157	$85	$130

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans.
(2)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(3)	Calculated as a percentage of total minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(4)	No renegotiated leases or loans met the definition of a Troubled Debt Restructuring at September 30, 2019, December 31, 2018, or September 30, 2018.
(5)	Represents interest which was recognized during the period on non-accrual loans and leases, prior to non- accrual status.
(6)	Represents interest which would have been recorded on non-accrual loans and leases had they performed in accordance with their contractual terms during the period.

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.84% at September 30, 2019 and 0.65% at December 31, 2018, compared to 0.57% at September 30, 2018.

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

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio for each of the nine month periods ended September 30, 2019 and September 30, 2018, and the year ended December 31, 2018.

	Nine Months Ended		Year Ended
	September 30,		December 31
	2019	2018	2018
	(Dollars in thousands)
Non-accrual leases and loans:
Commercial leases and loans:
Working Capital Loans	$740	$217	$492
CRA	—	—	—
Equipment Finance (1)	6,636	3,157	3,529
CVG	573	235	191

Total non-accrual leases and loans	$7,949	$3,609	$4,212

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans.

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

The allowance for credit losses as a percentage of total finance receivables increased to 1.86% at September 30, 2019 from 1.62% at December 31, 2018. The increase is primarily due to an increase in delinquency rates and a $0.9 million specific reserve for loans that were individually evaluated for impairment related to fraudulent activities within a specific equipment dealer’s portfolio.

Total portfolio net charge-offs for the three months ended September 30, 2019 were $5.2 million (1.99% of average total finance receivables on an annualized basis), compared to $5.6 million (2.30% of average total finance receivables on an annualized basis) for the three months ended June 30, 2019 and $4.5 million (1.90% of average total finance receivables on an annualized basis) for the three months ended September 30, 2018. The Equipment Finance portfolio losses tend to follow patterns based on the mix of origination vintages comprising the portfolio. The timing of credit losses from the inception of a particular lease origination vintage to charge-off generally follows a pattern of lower losses for the first few months, followed by increased losses in subsequent months, then lower losses during the later periods of the lease term. Therefore, the seasoning, or mix of origination vintages, of the Equipment Finance portfolio affects the timing and amount of charge-offs.

Net charge-offs for the nine-month period ended September 30, 2019 were $14.7 million (1.91% of average total finance receivables on an annualized basis), compared to $12.7 million (1.81% of average total finance receivables on an annualized basis) for the nine-month period ended September 30, 2018. The increase in charge-off rate is partially due to the ongoing seasoning of the portfolio as reflected in the mix of origination vintages and the mix of credit profiles, as discussed above.

RESIDUAL PERFORMANCE

Our leases offer our end user customers the option to own the equipment at lease expiration. As of September 30, 2019, approximately 57% of our leases were one dollar purchase option leases, 42% were fair market value leases and 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of September 30, 2019, there were $29.1 million of residual assets retained on our Consolidated Balance Sheet, of which $23.7 million, or 81.3%, were related to copiers. As of December 31, 2018, there were $27.6 million of residual assets retained on our Consolidated Balance Sheet, of which $23.6 million, or 85.4%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of September 30, 2019 and December 31, 2018. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $1.0 million and $0.9 million of net residual income for the three-month periods ended September 30, 2019 and September 30, 2018, respectively, and approximately $2.9 million and $2.7 million of net residual income for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income net of depreciation totaled approximately $1.4 million and $1.2 million for each of the three-month periods ended September 30, 2019 and September 30, 2018, respectively, and approximately $4.2 million and $3.6 million for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively.

For the three months ended September 30, 2019 and September 30, 2018, the net loss on residual values disposed at end of term totaled $0.4 million and $0.3 million, respectively. The net loss on residual values disposed at end of term totaled $1.3 million and $0.9 million for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively. Management performs an impairment assessment no less frequently than quarterly using cash flows it expects to derive from the underlying asset at the end of the lease term. If impairment was required, the Company would record an allowance. There was no allowance recorded on estimated residual values during the nine-month periods ended September 30, 2019 and September 30, 2018, respectively.

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

MBB also offers an FDIC- insured MMDA Product as another source of deposit funding. This product is offered through participation in a partner bank’s insured savings account product to clients of that bank. It is a brokered account with a variable interest rate, recorded as a single deposit account at MBB. Over time, MBB may offer other products and services to the Company’s customer base. MBB is a Utah state-chartered, Federal Reserve member commercial bank. As such, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions.

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

We declared a dividend of $0.14 per share on August 1, 2019. The quarterly dividend was paid on August 22, 2019 to shareholders of record on the close of business on August 12, 2019, which resulted in a dividend payment of approximately $1.7 million. It represented the Company’s thirty-second consecutive quarterly cash dividend.

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

At September 30, 2019, we had approximately $ 25.0 million of available borrowing capacity from a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $132.5 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB.

Our debt to equity ratio was 4.60 to 1 at September 30, 2019 and 4.56 to 1 at December 31, 2018.

Net cash used in investing activities was $58.8 million for the nine-month period ended September 30, 2019, compared to net cash used in investing activities of $86.2 million for the nine-month period ended September 30, 2018. The increase in cash flows from investing activities is primarily due to increases of $21.6 million of principal collections on leases and loans and $81.7 million in proceeds from sales of leases and loans originated for investment offset by $79.8 million in purchases of equipment for lease contracts and funds used to originate loans. Included in the purchases of equipment for lease contracts and funds used to originate loans was $12.4 million and $11.9 million of deferred initial direct costs and fees for the nine-month periods ended September 30, 2019 and 2018, respectively. Investing activities primarily relate to leasing activities. The Company transferred $149.9 million and $75.1 million of leases originated for investment to held for sale during the nine-month period ended September 30, 2019 and 2018, respectively.

Net cash provided by financing activities was $43.1 million for the nine-month period ended September 30, 2019, compared to net cash provided by financing activities of $56.6 million for the nine-month period ended September 30, 2018. The decrease in cash flows from financing activities is primarily due to the 2018 term securitization advance of $201.7 million and an increase of $31.8 million of term securitization repayments offset by $222.7 million of increases in deposits. Financing activities also include transactions related to the Company’s common stock, such as repurchasing common stock and paying dividends.

Net cash provided by operating activities was $44.5 million for the nine-month period ended September 30, 2019, compared to net cash provided by operating activities of $61.0 million for the nine-month period ended September 30, 2018. The decrease in cash flows from operating activities is primarily due to the receipt in 2018 of a $7.5 million tax refund as a result of the Tax Cut and Jobs Act and the remittance in 2019 of the $4.0 million for restitution as discussed in Note 10.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using FDIC-insured deposits issued through MBB. Total cash and cash equivalents available as of September 30, 2019 totaled $132.5 million, compared to $97.2 million at December 31, 2018.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC-insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of September 30, 2019 and December 31, 2018 totaled $14.9 million and $9.7 million, respectively.

Restricted Interest-Earning Deposits with Banks. As of September 30, 2019 and December 31, 2018, we had 7.60 million and $14.0, respectively, of cash that was classified as restricted interest-earning deposits with banks. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities. Therefore, these balances generally decline as the term securitization borrowings are repaid.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. Our secured borrowings amounted to $92.3 million at September 30, 2019 and $151.2 million at December 31, 2018. Information pertaining to our borrowing facilities is as follows:

	For the Nine Months Ended September 30, 2019				As of September 30, 2019
		Maximum
	Maximum	Month End	Average	Weighted		Weighted
	Facility	Amount	Amount	Average	Amount	Average	Unused
	Amount	Outstanding	Outstanding	Rate (3)	Outstanding	Rate (2)	Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000
Term note securitizations(4)	—	143,912	120,834	3.99%	92,346	3.46%	—
Revolving line of credit	5,000	—	—	—%	—	—%	5,000

	$30,000	$143,912	$120,834	3.99%	$92,346	3.46%	$30,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at September 30, 2019, MBB had $32.6 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

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

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $32.6 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $35.4 million of net investment in leases pledged at September 30, 2019.

Term Note Securitizations

On July 27, 2018 we completed a $201.7 million asset-backed term securitization. This transaction was Marlin’s eleventh term securitization and its first since 2010. It provides the company with fixed- cost borrowing with the objective of diversifying its funding sources. As with all prior securitizations, this transaction was recorded as an “on-balance sheet” transaction and the financing is recorded in long-term borrowings in the Consolidated Balance Sheet.

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

In connection with this securitization transaction, we have transferred leases to our bankruptcy remote special purpose wholly-owned subsidiary (“SPE”) and issued term debt collateralized by such commercial leases to institutional investors in private securities offerings. These SPEs are considered variable interest entities (“VIEs”) under U.S. GAAP. We are required to consolidate VIEs in which we are deemed to be the primary beneficiary through having (1) power over the significant activities of the entity and (2) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. We continue to service the assets of our VIEs and retain equity and/or residual interests. Accordingly, assets and related debt of these VIEs are included in the accompanying Consolidated Balance Sheets. Our leases and restricted interest-earning deposits with banks are assigned as collateral for these borrowings and there is no further recourse to our general credit. Collateral in excess of these borrowings represents our maximum loss exposure. Our term note securitizations have fixed terms, fixed interest rates and fixed principal amounts. At September 30, 2019 outstanding term securitizations amounted to $91.7 million and $150.1 million at December 31, 2018.

As of September 30, 2019, $103.0 million of minimum lease payments receivable and $7.6 million of restricted interest-earning deposits are assigned as collateral for the term note securitization. The July 27, 2018, term note securitization is summarized below:

		Outstanding
	Notes	Balance	Final	Original
	Originally	as of	Maturity	Coupon
	Issued	September 30, 2019	Date	Rate
	(Dollars in thousands)
2018 — 1
Class A-1	$77,400	$—	July 2019	2.55%
Class A-2	55,700	$23,796	October 2020	3.05
Class A-3	36,910	$36,910	April 2023	3.36
Class B	10,400	$10,400	May 2023	3.54
Class C	11,390	$11,390	June 2023	3.70
Class D	5,470	$5,470	July 2023	3.99
Class E	4,380	$4,380	May 2025	5.02

Total Term Note Securitizations	$201,650	$92,346		3.05	% (1)(2)

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

At September 30, 2019, the Company was in compliance with terms of the term note securitization agreement.

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

There are a number of restrictions on bank holding companies that are designed to minimize potential loss to depositors and the FDIC insurance funds. If an FDIC- insured depository subsidiary is “undercapitalized,” the bank holding company is required to ensure (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its appropriate banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Bank Holding Company Act, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or to relinquish control of a non- bank subsidiary upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

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

At September 30, 2019, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 13.78%, 15.69%, 15.69% and 16.94%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively. At September 30, 2019, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.28%, 17.72%, 17.72% and 18.98%, respectively, which exceeds requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB is required to keep its total risk-based capital ratio above 15%. MBB’s Tier 1 Capital balance at September 30, 2019 was $150.8 million, which exceeds the regulatory threshold for “well capitalized” status.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to September 30, 2019

The Company declared a dividend of $0.14 per share on October 31, 2019. The quarterly dividend, which is expected to result in a dividend payment of approximately $ 1.7 million, is scheduled to be paid on November 21, 2019 to shareholders of record on the close of business on November 11, 2019. It represents the Company’s thirty-third consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to scheduled maturities on our deposits and credit facilities, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, term note securitizations, operating leases, agreements and commitments under non-cancelable contracts as of September 30, 2019 were as follows:

	Contractual Obligations as of September 30, 2019
	Certificates		Contractual
	of		Interest	Operating
	Deposits(1)	Borrowings	Payments(2)	Leases	Total
Period Ending December 31,	(Dollars in thousands)
Remainder of 2019	$122,872	$14,935	$5,506	$264	$143,577
2020	331,407	45,200	15,399	1,769	393,775
2021	208,367	23,629	8,205	1,547	241,748
2022	108,362	8,582	3,531	1,458	121,933
2023	47,741	—	1,584	1,371	50,696
Thereafter	31,016	—	278	11,358	42,652

Total	$849,765	$92,346	$34,503	$17,767	$994,381

(1)	Money market deposit accounts are not included. As of September 30, 2019, money market deposit accounts totaled $19.7 million.
(2)	Includes interest on certificates of deposits and borrowings.

There were no off-balance sheet arrangements requiring disclosure at September 30, 2019.

MARKET INTEREST RATE RISK AND SENSITIVITY

Market risk is the risk of losses arising from changes in values of financial instruments. We engage in transactions in the normal course of business that expose us to market risks. We attempt to mitigate such risks through prudent management practices and strategies such as attempting to match the expected cash flows of our assets and liabilities.

We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease and loan assets we originate are almost entirely fixed- rate. Accordingly, we generally seek to finance these assets primarily with fixed interest certificates of deposit issued by MBB, and to a lesser extent through the variable rate MMDA Product at MBB.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s third fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On May 30, 2017, the Company’s Board of Directors approved a stock repurchase plan (the “2017 Repurchase Plan”) under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. At September 30, 2019, there is no balance remaining in the 2017 Repurchase Plan.

On August 1, 2019, the Company’s Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. The repurchases are funded using the Company’s working capital. As of September 30, 2019, the Company has not yet purchased any shares under the 2019 Repurchase Plan.

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2019.

Time Period	Number of Shares Purchased	Average Price Paid Per Share(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2019 to July 31, 2019	52,803	$22.98	$2,115,759
August 1, 2019 to August 31, 2019	91,926	$23.02	$10,000,000
September 1, 2019 to September 30, 2019	—	$—	$10,000,000
Total for the quarter ended September 30, 2019	144,729	$23.00

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.
(2)	On August 1, 2019, the Company’s Board of Directors approved a stock repurchase plan to repurchase up to $10 million in value of its outstanding shares of common stock.

In addition to the repurchases described above, pursuant to the 2014 Equity Compensation Plan, participants may have shares withheld to cover income taxes. There were 2,654 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Compensation Plan during the three-month period ended September 30, 2019, at an average cost of $ 23.80 per share. At September 30, 2019, there was no balance remaining in the 2017 Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of Marlin Business Services Corp. for the period ended September 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2016, and incorporated by reference herein.

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

Date: November 1, 2019