Form 10-K
period 2019-12-31
MARLIN BUSINESS SERVICES CORP
filed 2020-03-13
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code:

(888) 479-9111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 per share	MRLN	NASDAQ Global Select Market

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the NASDAQ Global Select Market was approximately $211,751,242 as of June 28, 2019. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 28, 2020 was 11,993,407 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

FORM 10-K

PART I

As used herein, the terms “Company,” “Marlin,” “Registrant,” “we,” “us” or “our” refer to Marlin Business Services Corp. and its subsidiaries.

Item 1.	Business

Overview

We are a nationwide provider of credit products and services to small businesses. The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment and working capital loans. Our average original transaction size was approximately $16,000 at December 31, 2019 and our average net investment on Equipment Finance contracts as of December 31, 2019 was approximately $11,000. We acquire our small business customers primarily by offering equipment financing through independent commercial equipment dealers and various national account programs, through direct solicitation of our small business customers and through relationships with select lease and loan brokers. Through these origination partners, we are able to cost-effectively access small business customers while also helping our origination partners obtain financing for their customers. As of December 31, 2019, we serviced approximately 91,000 finance contracts having a total original value of $1.6 billion for approximately 77,000 small business customers. Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income, and is derived from customers in the United States.

The small balance commercial financing market is highly fragmented. We estimate that there are more than 100,000 independent commercial equipment dealers and other intermediaries who sell the types of equipment we finance or require the types of financing we provide. We believe this segment of equipment dealers is underserved because: (1) large commercial finance companies and large commercial banks typically concentrate their efforts on marketing their products and services directly to larger equipment manufacturers and larger distributors, rather than to independent equipment dealers; and (2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service large volumes of low-balance transactions. We focus on establishing our relationships with independent equipment dealers who value convenient point-of-sale financing programs because we can make their sale process more effective. By providing them with the ability to offer our financing and related services to their customers as an integrated part of their selling process, our origination partners are able to increase their sales and provide better service to their customers. By doing this, we are also able to gather small business customers to which we can sell additional credit products and services through our fully integrated origination platform which allows us to efficiently solicit, process and service a large number of low-balance financing transactions. From our inception in 1997 to December 31, 2019, we have processed approximately 1,267,000 lease applications and originated over 525,000 new leases.

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

On January 13, 2009, Marlin Business Services Corp. became a bank holding company and, as such, is subject to the Bank Holding Company Act and supervised by the Federal Reserve Bank of Philadelphia. On September 15, 2010, the Federal Reserve Bank of Philadelphia confirmed the effectiveness of Marlin Business Services Corp.’s election to become a financial holding company (while remaining a bank holding company) pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and Section 225.82 of the Federal Reserve

Board’s Regulation Y. Such election permits Marlin Business Services Corp. to engage in activities that are financial in nature or incidental to a financial activity, including the maintenance and expansion of our reinsurance activities conducted through our wholly-owned subsidiary, AssuranceOne, Ltd. (“AssuranceOne”).

Competitive Strengths

We believe several characteristics may distinguish us from our competitors, including the following:

Multiple Sales Origination Channels. We use multiple sales origination channels to penetrate effectively the highly diversified and fragmented small-ticket equipment leasing market. We use both direct and indirect origination channels. Our direct channel involves soliciting our existing small business customer base for repeat business as well as identifying other small business customers who need financing. The indirect channel sources financing opportunities through our partner network and our broker network. Our indirect origination channels, which accounted for approximately 77% of the 2019 lease and loan new origination fundings, involve: (1) establishing relationships with independent equipment dealers; (2) securing endorsements from national equipment manufacturers and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and (3) establishing relationships with independent brokers who identify opportunities for us. Our broker network accounted for 27% of the indirect channel’s 2019 lease and loan new origination volume. Our direct origination channel accounted for approximately 23% of the 2019 lease and loan new origination volume.

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

Portfolio Diversification. As of December 31, 2019, no single small business customer accounted for more than 0.20% of our portfolio balance and leases from our largest origination partner accounted for only 3.82% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California (14%), Texas (12%) and Florida (10%).

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

Disciplined Growth Strategy

Our primary objective is to enhance our current position as a provider of credit services to small and mid-sized businesses by pursuing a strategy focused primarily on organic growth initiatives while actively managing credit risk. We seek to maintain consistent credit quality standards while continuing to pursue strategies designed to increase the number of independent equipment dealers and other origination partners that generate and develop lease and loan customers. We also target strategies to further penetrate our existing origination partners. Additionally, Marlin has historically completed business combinations as part of our growth and market expansion strategies and we may evaluate opportunities for business combinations from time to time.

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

Once a sales account executive converts a prospect into an active relationship, we follow a two-pronged approach to managing the relationship. Firstly, all active relationships have an assigned sales account executive, offering our origination partners an individual relationship through which they can address all of their questions and needs, including matters relating to pricing, credit, documentation, training and marketing. Since many of our origination partners have little or no prior experience in using lease financing as a sales tool, our personalized approach facilitates the leasing process for them. Additionally, this approach enables our sales account executives to identify origination partners with the highest growth potential and target resources and attention to growing the most promising relationships.

Secondly, customers originated through our partners are referred to our Direct Sales Team. Sales representatives from our Direct team call new customers to introduce Marlin and identify additional financing opportunities with the customer, including working capital needs. Customers receive regular marketing communication from Marlin in addition to outreach from the Direct Sales team. Customers who apply for and receive additional financing directly from Marlin then are assigned a Direct sales account executive, building a personal relationship with an understanding of the customers business and ongoing financing needs. In the course of providing additional financing directly to customers, we identify new equipment dealers who are in turn referred internally to the Indirect Sales team and added to our database as a prospect, creating a virtuous cycle of growth between the two channels.

Other key aspects of our platform aimed at facilitating the lease financing process for origination partners and customers include:

•	ability to submit applications via fax, phone, Internet, mail, e-mail, web portal or integration with our partners’ digital sales platforms;

•	credit decisions generally within two hours;

•	one-page, plain-English form of lease for transactions up to $100,000;

•	ability to use electronic documents with instantaneous routing;

•	check, wire, or ACH funding to the origination partner once all lease and loan origination conditions are satisfied;

•	value-added services, such as application and portfolio reporting, marketing support and sales training on the benefits of financing;

•	online portal for dealers to view current status and important information about their customers;

•	on-site or telephonic training of the equipment dealer’s sales force on leasing as a sales tool; and

•	custom leases and loan programs.

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

Product Offerings

Equipment Loans and Leases. The types of lease products offered by each of our sales origination channels share common characteristics, and we generally underwrite our leases using the same criteria. Our leases provide for non-cancelable rental payments due during the initial lease term. The initial non-cancelable lease term is equal to or less than the equipment’s economic life. Initial terms generally range from 36 to 72 months. At December 31, 2019, the average original term of the leases in our portfolio was approximately 49 months, and we had personal guarantees on approximately 30% of our leases. The remaining terms and conditions of our leases are substantially similar, generally requiring small business customers to, among other things:

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

Property Insurance on Leased Equipment. Our lease agreements specifically require customers to obtain all-risk property insurance in an amount sufficient to cover the value of the equipment and to designate us as the loss payee on the policy. If the customer already has a commercial property policy for its business, it can satisfy its obligation under the lease by delivering a certificate of insurance that evidences us as the loss payee under that policy. At December 31, 2019, approximately 46% of our small business customers insured the equipment under their existing policies. For the others, we have a master property insurance policy underwritten by a third-party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia. This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the value of the equipment.

In May 2000, we established AssuranceOne, our Bermuda-based, wholly-owned captive insurance subsidiary which enables us to reinsure the property insurance coverage for the equipment financed by Marlin Leasing Corporation and MBB for our small business customers. Under this contract, AssuranceOne reinsures 100% of the risk under the master policy, and the issuing insurer pays AssuranceOne the policy premiums, less claims, premium tax and a ceding fee based on a percentage of annual net premiums written. The reinsurance contract is scheduled to expire in September 2023. On January 27, 2010, pursuant to an application filed with the

Bermuda Monetary Authority, AssuranceOne changed from a Class 1 insurer to a Class 3 insurer under the Bermuda Insurance Act of 1978, as amended. As a Class 3 insurer, AssuranceOne is permitted to collect up to 50% of its premiums in connection with insurance coverage on equipment unrelated to the Company, meaning that, through AssuranceOne, we may offer an insurance product to cover equipment not otherwise financed through the Company.

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

Portfolio Overview

At December 31, 2019, we had approximately 91,000 active Equipment Finance leases and loans in our portfolio, representing a period ending net investment in Equipment Finance lease and loans, excluding the allowance for credit losses, of $967.0 million. With respect to our portfolio at December 31, 2019:

•	the average original Equipment Finance lease and loan transaction was approximately $16,000, with an average remaining balance of approximately $12,000;

•	the average original Equipment Finance lease and loan term was approximately 49 months;

•

our active Equipment Finance lease and loans were spread among approximately 77,000 different small business customers, with the largest single small business customer accounting for only 0.20% of the aggregate Equipment Finance minimum lease and loan payments receivable;

•	over 74.0% of the aggregate minimum Equipment Finance lease and loan payments receivable were with small business customers who had been in business for more than five years;

•

the portfolio was spread among 11,744 origination partners, with the largest source accounting for only 3.82% of the aggregate Equipment Finance minimum lease and loan payments receivable, and our 10 largest origination partners accounting for only 16.5% of the aggregate Equipment Finance minimum lease and loan payments receivable;

•

there were over 100 different equipment categories financed, with the largest categories set forth as follows, as a percentage of the December 31, 2019 aggregate Equipment Finance minimum lease and loan payments receivable:

Equipment Category	Percentage
Copiers	19.80%
Commercial & Industrial	8.59%
Titled V-Commercial	8.07%
Restaurant	5.19%
Medical	4.99%
Dental Systems	3.76%
Titled V-Trailers	2.35%
VOIP	1.96%
Office Furniture	1.83%
Titled V-Other	1.72%
Machine Tool	1.59%
All others (none more than 1.59%)	40.15%

•

we had leases outstanding with small business customers located in all 50 states and the District of Columbia, with our largest states of origination set forth below, as a percentage of the December 31, 2019 aggregate minimum lease payments receivable:

State	Percentage
California	13.66%
Texas	12.08%
Florida	9.74%
New York	6.62%
New Jersey	4.51%
Pennsylvania	3.52%
Illinois	3.40%
Georgia	3.34%
North Carolina	3.22%
Massachusetts	2.85%
Maryland	2.67%
Virginia	2.34%
All others (none more than 2.34%)	32.05%

As of December 31, 2019, the Company had approximately 1,700 Working Capital Loans with a book value of $ 60.9 million on the balance sheet. Approximately 50% of our Working Capital Loan customers renew financing with Marlin.

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

•	an integrated voice response unit that enables our small business customers the opportunity to quickly and efficiently obtain certain information from us about their accounts; and

•	web-based digital platforms for our partner and customer community that provides several capabilities including:

•	application entry and tracking;

•	real-time notification for application approvals;

•	portfolio management;

•	on-line retrieval of documents;

•	operational metrics; and

•	payment history, invoice presentment and bill payment.

•	Fa$tTrak – An integration platform that gives partners the ability to integrate financing options directly into their ecommerce sales platform.

Our technology platform is industry standard and fully scalable to support future growth. We use state of the art technology solutions for off-site data replication, backup and recovery.

Credit Underwriting

Credit underwriting is separately performed and managed apart from asset origination. Credit analysts are located in our New Jersey corporate office and our office in Corona, California. Our typical financing transaction involves three parties: the origination partner, the small business customer and us. The key elements of our comprehensive credit underwriting process include the qualification and ongoing review of origination partners, the performance of due diligence procedures on each small business customer and the monitoring of overall portfolio trends and underwriting standards.

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

Small Business Customer Review. Each small business customer’s application is reviewed using our customized acquisition scorecards along with our rules-based set of underwriting guidelines that focus on predictive commercial and consumer credit data. We use proprietary, customized acquisition scorecards for use in our credit decisioning process based on our database of historical information. The scorecards are tested and validated on an ongoing basis by credit and non-credit subject matter experts both inside and outside the organization. The scorecards’ key attributes and mathematical computations are periodically modified. The scorecards enable us to increase efficiencies and consistency in the credit decisioning process. In 2019, approximately 55% of new credit applications were auto-decisioned using Marlin’s scorecards.

Our underwriting guidelines have been developed and refined by our management team based on proven best practices and its experience in extending credit to small and mid-sized businesses. Our underwriting guidelines require a thorough credit investigation of the small business customer. The guidelines may also include an analysis of the personal credit of the owner, who may guarantee the transaction, and verification of the corporate name and location. The credit analyst may also consider other factors in the credit decision process, including:

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

Supervision and Regulation

Certain of the regulatory requirements that are applicable to the Corporation, MBB and our other subsidiaries are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on us and our subsidiaries and is qualified in its entirety by reference to the actual statutes and regulations.

Although most states do not directly regulate the commercial equipment lease financing business, certain states require lenders and finance companies to be licensed, impose limitations on certain contract terms and on interest rates and other charges, mandate disclosure of certain contract terms and constrain collection practices and remedies. In addition to state licensing requirements, we are required to comply with various laws and requirements that protect credit applicants or are otherwise applicable to financial institutions, including but not limited to the following:

•

Gramm-Leach-Bliley Act that requires financial institutions to maintain privacy regarding credit application data in our possession and to periodically communicate with certain customers on privacy matters;

•

USA Patriot Act of 2001, that requires financial institutions, including our banking subsidiary, to assist in the prevention, detection and prosecution of money laundering and the financing of terrorism;

•	Telephone Consumer Protection Act of 1991, which protects from unwanted auto-dialed or pre-recorded telemarketing calls;

•

Fair and Accurate Credit Transactions Act (“FACT Act”) requires financial institutions to establish a written program to implement “Red Flag Guidelines,” which are intended to detect, prevent and mitigate identity theft. The FACT Act also provides guidance regarding reasonable policies and procedures that a user of consumer credit reports must employ when a consumer reporting agency sends the user a notice of address discrepancy;

•	Fair Credit Reporting Act, which regulates the use and reporting of information related to the credit history of certain credit applicants; and

•

Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit and require that we provide notice to credit applicants of their right to receive a written statement of reasons for declined credit applications.

Our insurance operations are subject to various types of governmental regulation. Our wholly-owned insurance company subsidiary, AssuranceOne, is a Class 3 Bermuda insurance company and, as such, is subject to the Bermuda Insurance Act 1978, as amended, and related regulations.

Banking Regulation.

Our subsidiary, Marlin Business Bank, is a Utah state-chartered Federal Reserve member bank and is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions (the “Department”). We are a registered bank holding company under the Bank Holding Company Act and are supervised by the Federal Reserve Board, including the Federal Reserve Bank of Philadelphia. We elected to become a financial holding company (while remaining a bank holding company) and the Bank Holding Company Act, as modified by the Gramm-Leach-Bliley Act, permits us to engage in a wider range of financial activities deemed to be “financial in nature” including lending, exchanging, transferring, investing for others, or safeguarding money or securities, providing financial, investment or economic advisory services and underwriting, dealing in, or making a market in securities. Our status as a financial holding company permits the Company to conduct reinsurance activities through our AssuranceOne subsidiary.

Federal law provides the federal banking regulators, including the FDIC and the Federal Reserve Board, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test our compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC, the Federal Reserve Board or Congress could have a material adverse impact on our operations.

Capital Adequacy.

The Company and MBB operate under the Basel III capital adequacy standards adopted by the federal bank regulatory agencies effective on January 1, 2015, as modified by certain provisions of the Dodd-Frank Act that became fully effective on January 1, 2019. Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). The requirements include a 6% minimum Tier 1 risk-based ratio (8% to be considered well-capitalized). Tier 1 Capital consists of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles. The remainder of total capital (“Tier 2 Capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for credit losses on loans and leases, allowance for credit losses on off-balance-sheet credit exposures and unrealized gains on equity securities. At December 31, 2019, the Company’s Tier 1 Capital and total capital ratios were 18.73% and 19.99%, respectively.

The capital standards require a minimum Tier 1 leverage ratio of 4%. The capital requirements also now require a new common equity Tier 1 risk-based capital ratio with a required minimum of 4.5% (6.5% to be considered well-capitalized). The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. MBB is subject to similar capital standards. At December 31, 2019, the Company’s leverage and common equity ratios were 16.31% and 18.73%, respectively.

The Company is required to have a level of regulatory capital in excess of the regulatory minimum and to have a capital buffer above 2.5% for 2019 and thereafter. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. MBB’s Tier 1 Capital balance was $147.8 million at December 31, 2019, resulting in a Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and a total risk-based capital ratio of 13.91%, 15.47%, 15.47% and 16.73%, respectively, which exceeded the regulatory requirements for well-capitalized status of 5%, 6.5%, 8% and 10%, respectively.

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.73% at December 31, 2019 exceeded the threshold for well-capitalized status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

Federal Deposit Insurance.

The deposits of MBB are insured to the maximum extent permitted by the Deposit Insurance Fund (the “DIF”) and are backed by the full faith and credit of the U.S. Government. The Dodd-Frank Act increased deposit insurance on most accounts to $250,000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

The FDIC’s risk-based premium system for FDIC deposit insurance is governed by the Federal Deposit Insurance Reform Act of 2005, as amended by certain provisions of the Dodd-Frank Act. The FDIC changed its risk-based premium system for FDIC deposit insurance which now includes quarterly assessments of FDIC-insured institutions based on their respective rankings in one of four risk categories depending upon their examination ratings and capital ratios. The FDIC capital assessment base now includes consolidated total assets minus tangible equity capital, defined as Tier 1 Capital. Institutions in FDIC-assigned Risk Categories II, III and IV are assessed premiums at progressively higher rates.

The Dodd Frank Act raised the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. When the reserve ratio is at or above 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment. If the reserve ratio exceeds 1.5%, the FDIC must dividend to DIF members the amount above the amount necessary to maintain the DIF at 1.5%, but the FDIC Board of Directors may, in its sole discretion, suspend or limit the declaration of payment of dividends.

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

Transfers of Funds and Transactions with Affiliates.

Regulations governing the Company and its affiliates, including sections 23A and 23B of the Federal Reserve Act, impose restrictions on MBB that limit the transfer of funds by MBB to Marlin Business Services Corp. and certain of its affiliates, in the form of loans, extensions of credit, investments or purchases of assets. These transfers by MBB to Marlin Business Services Corp. or any other single affiliate are limited in amount to 10% of MBB’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of MBB’s capital and surplus. These loans and extensions of credit are also subject to various collateral requirements. These regulations also require generally that MBB’s transactions with its affiliates be on terms no less favorable to MBB than comparable transactions with unrelated third parties.

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

We believe that we currently are in substantial compliance with all material statutes and regulations that are applicable to our business. See further discussion of our risks related to regulation and capital requirements within “— Risk Factors” under Item 1A. of this Form 10-K.

Competition

We compete with a variety of equipment financing sources that are available to small and mid-sized businesses, including:

•	national, regional and local banks and finance companies that provide leases and loan products;

•	financing through captive finance and leasing companies affiliated with major equipment manufacturers;

•	working capital lenders, often referred to as FinTech companies;

•	corporate credit cards; and

•	commercial banks, savings and loan associations and credit unions.

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

Employees

As of December 31, 2019, we employed 348 people. None of our employees are covered by a collective bargaining agreement and we have never experienced any work stoppages.

Available Information

We are a Pennsylvania corporation with our principal executive offices located at 300 Fellowship Road, Mount Laurel, NJ 08054. Our telephone number is (888) 479-9111 and our website address is www.marlincapitalsolutions.com. We make available free of charge through the investor relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The SEC also maintains a website at www.sec.gov that contains our reports, proxy and information statements, and other information that we electronically file with the SEC. We include the above website addresses in this Annual Report on Form 10-K only as inactive textual references and do not intend them to be active links to such websites.

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

Regulations

Government regulation significantly affects our business. Further changes in regulations that impact our business may have a significant impact on our business, results of operations, and financial condition.

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

The financial crisis of 2008 and 2009 resulted in U.S. government and regulatory agencies placing increased focus and scrutiny on the financial services industry, which have subjected financial institutions to additional restrictions, oversight and costs. In particular, the Dodd-Frank Act substantially increased regulation of the financial services industry, changed deposit insurance provisions, and impacted the ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, among other things. New proposals for legislation continue to be introduced in Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates and financial product offerings and disclosures, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Such proposed changes in laws, regulations and regulatory practices affecting the banking industry or affecting the equipment financing, telemarketing and collecting processes, may limit the manner in which we conduct our business. Such changes may adversely affect us, including our ability to execute our strategies, and originate loans and leases, and may also result in the imposition of additional costs on us.

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

The FDIC insures deposits at FDIC-insured financial institutions up to certain limits and charges insured financial institutions premiums to maintain the deposit insurance fund (DIF). In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

The Dodd-Frank Act required the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. Future increases in insurance premiums may decrease our earnings and could require us to alter our business strategy and the manner in which we operate our business.

The total risk-based capital ratio that MBB is required to maintain is currently set forth in the FDIC Agreement entered into in conjunction with the opening of the bank, as discussed further in –Item 7, Liquidity and Capital Resources–Bank Capital and Regulatory Oversight. We could become subject to more stringent capital requirements, and such requirements could, among other things, result in lower returns on equity, could limit our ability to make distributions to shareholders, require the raising of additional capital, require us to significantly change our funding strategies or operations, and could result in regulatory actions if we were to be unable to comply with such requirements.

Liquidity and Capital Resources

We are reliant on debt financing to operate our business. If we cannot issue deposits or obtain other suitable sources of financing, we may be unable to fund our operations. Furthermore, if the cost of debt financing increases, we may not be able to increase the associated pricing of our leases and loans, which could adversely impact our results of operations, cash flows and financial position

Our business requires a substantial amount of cash to operate. Our cash requirements will increase as our lease and loan originations increase. We obtain a substantial amount of the cash required for operations through a variety of external funding sources, such as deposits raised by MBB, long-term note securitizations and capital markets activities including sales and syndications of leases and loans. A failure to access the deposits market or to add new funding facilities could affect our ability to fund and originate new leases and loans.

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

We rely on the sale of finance receivables to third parties in the capital markets as an important source of our liquidity. If such arrangements become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all.

Our capital markets sale and syndication activities provide a source of liquidity and have enabled us to manage the size and composition of leases and loans on our balance sheet. For the year ended December 31, 2019, we sold $310.4 million of assets that generated a net pre-tax gain on sale of $22.2 million. In comparison, for the year ended December 31, 2018, we sold $139.0 million of assets for pre-tax gain on sale of $8.4 million.

Our ability to continue to execute syndications is affected by a number of factors, including:

•	our ability to originate assets with characteristics that meet market demand;

•	the interest and ability of counterparties to purchase our contracts, and our ability to maintain relationships with such counterparties;

•	current market conditions, including interest rate levels; and

•	our ability to negotiate terms acceptable to us.

If we fail to originate assets with suitable characteristics to satisfy market requirements, or if our counterparties’ underwriting criteria or interest in acquiring our contracts declines, we may be unable to find replacement funding sources for these assets. Further, any disruption in our ability to access the syndication market could negatively affect our revenues, and may have an adverse effect on our results of operations and cash flows.

The execution of syndications that are accounted for as sales result in the derecognition of the assets, and the recognition of a gain (or loss) on the sale date, to the extent the proceeds received are in excess of the value of the transferred assets and/or any liability incurred. We may have continuing involvement in the contracts sold to syndication through servicing the contracts sold, and/or through any recourse obligations that may include customary representations and warranties or specific recourse provisions. We generally do not retain credit risk on loans sold, but we are exposed to risk to the extent that we violate such representations and warranties, we may be required to repurchase loans and leases, which could impact our cashflows and ability to fund our operations.

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

We may require additional capital to fund our operations, driven by changes in required regulatory capital levels, changes in the availability of our funding sources, changes in our business strategies, and changes in market conditions, among other factors. As a result, we may need to suspend or discontinue our share repurchase program or our practice of declaring regular quarterly dividends in order to retain more capital on our Balance sheets. In addition, we may at some point need to raise additional capital to support our operations. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, we may become subject to adverse regulatory actions or restrictions, and limitations on growth of our operations. In addition, if we decide to raise additional equity capital, our shareholders’ interests in us could be diluted.

For further information on our required capital levels, see “–Item 1. Business. Supervision and Regulation” and see “–Item 7. Liquidity and Capital Resources. Bank Capital and Regulatory Oversight”—in this Form 10-K.

If interest rates change significantly, we may be subject to higher interest costs with respect to our funding sources, which may cause us to suffer material losses.

Because we use FDIC insured deposits to fund our leases, our margins could be reduced by an increase in interest rates. Each of our leases is structured so that the sum of all scheduled lease payments will equal the cost of the equipment to us, less the residual, plus a return on the amount of our investment. Generally our leases and loans are fixed-rate in nature. When we originate or acquire leases, we base our pricing in part on the spread we expect to achieve between the yield on each lease and the effective interest rate we expect to pay when we finance the lease. To the extent that a lease is financed with variable-rate funding from deposits or borrowings, increases in interest rates during the term of a lease could narrow or eliminate the spread, or result in a negative spread. A negative spread is an interest cost greater than the yield on the lease. If interest rates increase faster than we are able to adjust the pricing under our new leases or loans, our net interest margin would be reduced. In addition, with respect to our fixed-rate deposits and borrowings, increases in interest rates could have the effect of increasing our costs on future transactions.

Credit and Portfolio Risk

If we inaccurately assess the creditworthiness of our small business customers, we may experience a higher number of lease and loan defaults, which may restrict our access to funding and reduce our earnings.

We specialize in leasing and financing equipment and providing working capital to small and mid-sized businesses. Small and mid-sized businesses may be more vulnerable than large businesses to economic downturns, as they typically depend on the management talents and efforts of one person or a small group of persons and often need substantial additional capital to expand or compete. Small and mid-sized business leases and loans, therefore, may entail a greater risk of delinquencies and defaults than leases and loans entered into with larger leasing customers. In addition, there is typically only limited publicly available financial and other information about small and mid-sized businesses and they often do not have audited financial statements. Accordingly, in making credit decisions, our underwriting guidelines rely upon the accuracy of information about these small and mid-sized businesses obtained from the small and mid-sized business owner and/or third-party sources, such as credit reporting agencies. If the information we obtain from small and mid-sized business owners and/or third-party sources is incorrect or fraudulent, our ability to make appropriate credit decisions will be impaired. If we inaccurately assess the creditworthiness of our small business customers, we may experience a higher number of lease and loan defaults and related decreases in our earnings.

We rely on information provided by our customers and vendors. If the information that we rely upon is not accurate, or if it was provided with fraudulent or malicious intent, we may not make appropriate credit decisions and our financial position, operating results and reputation may be negatively impacted.

Customer and vendor fraud have always been risks inherent to the equipment finance business. We have taken measures to detect and reduce the risk of fraud, including the implementation of new antifraud tools, increased vendor surveillance staff and enhancements to procedures, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud. If we experience increases in fraudulent activity, or if our anti-fraud measures are not effective, we could experience an increase in the level of our fraud charge-offs, adversely affecting the results of operations. This could also lead to increased regulatory scrutiny, which could adversely affect our brand and reputation. These impacts, as well as the implementation of any necessary measures to reduce fraud risk could increase our costs and adversely impact our results of operations.

If we cannot maintain our relationships with origination partners and our existing customers our ability to generate lease and loan transactions and related revenues may be significantly impeded.

We have formed relationships with thousands of origination partners, comprised primarily of independent equipment dealers. We rely on these relationships to generate lease and loan applications and originations. Most of these relationships are not formalized in written agreements, and those that are formalized by written agreements are typically terminable at will. Our typical relationship does not commit the origination partner to provide a minimum number of lease and loan transactions to us nor does it require the origination partner to direct all of its lease and loan transactions to us. The decision by a significant number of our origination partners to refer their leasing transactions to another company could impede our ability to generate lease and loan transactions and related revenues.

Customer complaints or negative publicity could result in a decline in our customer growth and our business could suffer.

Our reputation is important to attract new customers as well as to obtain repeat business from existing customers. There can be no assurance that we will continue to maintain a good relationship with our customers or avoid negative publicity. Any damage to our reputation, whether arising from our conduct of business, negative publicity, regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with Securities and Exchange Commission and NASDAQ listing requirements, security breaches or otherwise could have a material adverse effect on our business.

Risks Related to our Operations

If we are unable to effectively execute our business strategy, we may suffer material operating losses.

Our financial position, liquidity and results of operations depend on management’s ability to execute our business strategies. Our objective to transition from a micro-ticket equipment lessor into a nationwide provider of capital solutions to small businesses, includes the following priorities: a focus on strategically expanding our target market; better leveraging our capital and fixed cost base through origination and portfolio growth, improving our operating efficiency, and proactively managing our risk profile.

Executing the expansion of our target market and growth of our originations and portfolio depends on a number of factors, include achieving the desired volume of leases and loans of suitable yield and credit quality, effectively managing those leases and loans, obtaining appropriate funding, the competitive environment, and changes to our industry, market and general economic conditions. Accomplishing such a result on a cost-effective basis is largely a function of our marketing capabilities, our management of the leasing process, our credit underwriting guidelines, our ability to provide competent, attentive and efficient servicing to our origination partners and our small business customers, our ability to execute effective credit risk management and collection techniques, our access to financing sources on acceptable terms and our ability to attract and retain high quality employees in all areas of our business. There can be no assurances that we will be successful in our growth and expansion strategies, or that such measures will improve our operating efficiency, or that such measures will improve our operating results, cashflows or financial position.

To proactively manage our risk profile, we continually monitor and analyze the performance of our portfolio, assess our delinquency and credit loss experience against our underwriting criteria and determine whether our performance is commensurate with our intended risk tolerance. We may make adjustments in response to such analysis to tighten or loosen our underwriting criteria, or to adjust borrower guarantee requirements, among other measures. Any changes to our risk profile may not have the intended outcome on our portfolio’s performance, and our results of operations, cashflows, and financial position. To the extent that we tighten our standards, we risk not being not competitive in the market and losing origination volume. To the extent that we loosen our standards, we risk incurring credit losses in excess of our expectations.

As part of our growth and market expansion strategies, we may evaluate opportunities for business combinations from time to time. We completed the acquisitions of Horizon Keystone Financial in January 2017, and Fleet Financing Resources in September 2018, as part of our strategies to grow through acquisitions that extend our business into new and attractive markets. Any such business combinations entail numerous risks, including risks related to: (i) integrating the acquired operations, services and products; (ii) achieving expected synergies, including infrastructure costs; (iii) acquisition-related costs or amortization cost for acquired intangible assets, that could impact our operating results; (iv) retention of customer and supplier relationships of the acquired business; (v) diverting management attention from our ongoing business; and (vi) potentially negatively impacting our ability to attract, retain and motivate key personnel. We may not realize the anticipated benefits of past or future investments or acquisitions, and integration of acquisitions may disrupt our business and management. There can be no assurances that any business combinations will have the impact that we intend on our financial position, results of operations and cash flows. While we assess the potential benefits that could be realized from any acquisition, as well as the potential costs and operating losses that could be incurred, our assessments and estimates may differ materially from actual costs and benefits realized.

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

Deteriorated economic or business conditions may lead to greater than anticipated lease or loan defaults and credit losses and lower origination volumes, which could substantially reduce our operating income and limit our ability to obtain additional financing. Furthermore, natural disasters, widespread disease or pandemics (including the recent coronavirus outbreak), acts of war or terrorism, or other external events could significantly impact our business.

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

Our operating income may be reduced by various economic factors and business conditions, including the level of economic activity in the markets in which we operate. In turn, those economic factors and business conditions can be significantly and negatively impacted by natural disasters, widespread disease or pandemics (including the recent coronavirus outbreak), acts of war or terrorism or other adverse external events, all of which can result in economic slowdowns or recessions. Delinquencies and credit losses generally increase during economic slowdowns or recessions. Because we extend credit primarily to small and mid-sized businesses, many of our customers may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled lease or loan payments during these periods. Therefore, to the extent that economic activity or business conditions deteriorate, our delinquencies and credit losses may increase. Unfavorable economic conditions may also make it more difficult for us to maintain both our new lease and loan origination volume and the credit quality of new leases and loans at levels previously attained. Unfavorable economic conditions could also increase our funding costs or operating cost structure or limit our access to funding. Any of these events could reduce our operating income.

In addition, natural disasters, widespread disease or pandemics (including the recent coronavirus outbreak), acts of war or terrorism or other adverse external events could have not only a significant economic impact as described above, but also a significant impact on our ability to conduct business as a result of business shutdowns, regional quarantines or otherwise. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business and operations.

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

Our financial statements are based in part on assumptions and estimates made by our management that could vary from actual results.

Pursuant to accounting principles generally accepted in the United States, we utilize certain assumptions and estimates in preparing our financial statements, including but not limited to, when accounting for income recognition, the allowance for credit losses, the residual values of leased equipment, deferred initial direct costs and fees, late fee receivables, the fair value of financial instruments, estimated losses from insurance program, and income taxes. If the assumptions or estimates underlying our financial statements are incorrect, we may experience significant losses as the ultimate realization of value may be materially different than the amounts reflected in our consolidated statement of financial position as of any particular date.

Specific to our allowance for credit losses, in connection with our financing activities, we record an allowance to provide for estimated losses based on both qualitative and quantitative factors including, among other things, past collection experience, lease and loan delinquency data, industry data, economic conditions and our assessment of collection risks. Significant management judgment is required to determine the appropriate level of the allowance and, therefore, our determination of this allowance may prove to be inadequate to cover losses in connection with our portfolio of leases and loans. Factors that could lead to the inadequacy of our allowance may include our inability to manage collections effectively, unanticipated adverse changes in the economy or discrete events adversely affecting specific leasing customers, industries or geographic areas. Losses in excess of our allowance for credit losses would cause us to increase our provision for credit losses, reducing or eliminating our operating income. On January 1, 2020, the Company adopted the guidance of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) to measure its allowance for credit losses. This standard substantially replaced the prior measurement that was based on probable, incurred losses. Starting in 2020, the recognized allowance estimate will include expected credit losses over the remaining contractual term of the existing portfolio. After the adoption of this standard, our allowance estimate will continue to involve management’s judgment, and assessment of various qualitative and quantitative factors, and such estimate will still be subject to continual update driven by similar factors outlined above.

Specific to our estimates of residual value of equipment, we record sales-type financing leases at the aggregate future minimum lease payments plus the estimated residual value less unearned income. Residual values are established on our balance sheet at lease inception based on our estimate of the expected fair value of the equipment at the end of the lease term. Realization of residual values depends on numerous factors including: the general market conditions at the time of expiration of the lease; the customer’s election to enter into a renewal period; the cost of comparable new equipment; the obsolescence of the leased equipment; any unusual or excessive wear and tear on or damage to the equipment; the effect of any additional or amended government regulations; and the foreclosure by a secured party of our interest in a defaulted lease. Our failure to realize our recorded residual values would reduce the residual value of equipment recorded as assets on our balance sheet and may reduce our operating income.

For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Critical Accounting Policies and Estimates”, and see “Note 2. Summary of Significant Accounting Policies ” in our Financial Statements for further discussion of our accounting policies in this Form 10-K.

Technology

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

A failure in or breach of our technology infrastructure or information protection programs, or those of our outsource service providers, could result in the inadvertent disclosure of the confidential information of our customers and affiliates or confidential personal information of personal guarantors of our loans and leases. Any such failure, including as a result of cyber-attacks against us or our outsource partners, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company’s privacy and security policies with respect to such information, could adversely affect us.

Our business model and our reputation as a service provider to our clients are dependent upon our ability to safeguard confidential information. Although we have put in place, and require our outsource service providers to follow, a comprehensive information security program that we monitor and update as needed, security breaches could occur through intentional or unintentional acts by individuals having authorized or unauthorized access to confidential information of our customers, employees or stakeholders which could potentially compromise confidential information processed and stored in or transmitted through our technology infrastructure.

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

Risks Related to our Stock

Our common stock price is volatile.

The trading price of our common stock may fluctuate substantially depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose part or all of their investment in our shares of common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of financial services companies or in the trading volume of our common stock in particular;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of market analysts;

•	investor perceptions of the equipment leasing industry in general and the Company in particular;

•	the operating and stock performance of comparable companies;

•	legislative and regulatory changes with respect to the financial or banking industries;

•	general economic conditions and trends;

•	major catastrophic events;

•	loss of external funding sources;

•	sales of large blocks of our stock or sales by insiders; or

•	departures of key personnel.

It is possible that in some future quarter our operating results may be below the expectations of financial market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

We have historically returned capital to shareholders through normal dividends, special dividends and share repurchases. There can be no assurances that these forms of capital returns are the optimal use of our capital or that they will continue into the future.

During 2019, our Board of Directors authorized an updated share repurchase program. These repurchases reduced our market capitalization and public float, which is the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets, which may reduce the volume of trading in our shares and result in reduced liquidity and volatility in our stock price. The market price of our common stock has been and may continue to be volatile which may affect your ability to sell our common stock at an advantageous price. For example, the closing market price of our common stock on the NASDAQ fluctuated between $19.88 per share and $24.84 per share during 2019 and may continue to fluctuate. Market price fluctuations in our common stock may be due to factors both within and outside of our control, including our strategic actions, industry and regulatory matters or other material public announcements, as well as a variety of additional factors including, without limitation, those set forth under these “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

In August 2019, our Board of Directors provided a new authorization for up to $10 million of share repurchases, and as of December 31, 2019, we have $8.9 million of share repurchase authorization remaining. We have no obligation to repurchase shares under this authorization, and any share repurchase program may be extended, modified, suspended or discontinued at any time.

Any repurchases would utilize cash that we will not be able to use in other ways, or to meet other potential demands, and may not prove to be the best use of our capital. There can be no assurance that we will repurchase any, or the full amount authorized under any share repurchase program, or that any past or future repurchases will have a positive impact on our stock price.

Future sales of our Common Stock by our significant shareholders may depress our stock price or impair our ability to raise funds in new share offerings. Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.

A small number of shareholders own a substantial amount of our Common Stock. As of December 31, 2019, our top 5 largest shareholders beneficially own 54% of our common stock. The market price of our common stock could be adversely affected as a result of sales of a large number of our common stock shares in the market, or the perception that these sales could occur. These sales, or the possibility that these sales might occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive.

These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions, including mergers and other business combinations. This concentrated ownership could limit other stockholders’ ability to influence corporate matters. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock.

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

At December 31, 2019, we operated from six leased facilities including our executive office facility, branch offices and the headquarters of MBB. Our Mount Laurel, New Jersey executive offices are housed in a leased facility of approximately 50,000 square feet under a lease that expires in May 2032. The headquarters of MBB in Salt Lake City, Utah is 4,399 square feet and the lease expires in December 2020. We also lease office space in Philadelphia, Pennsylvania; Portsmouth, New Hampshire; Highlands Ranch, Colorado; and Corona, California.

We believe our leased facilities are adequate for our current needs and sufficient to support our current operations and anticipated future requirements.

See Note 11 – Leases, in the accompanying Notes to Consolidated Financial Statements for additional information.

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

Dividend Policy

On October 31, 2019, Marlin Business Services Corp. declared its thirty-third regular quarterly dividend. The dividend of $0.14 per share of common stock was paid on November 21, 2019 to holders of our common stock as of November 11, 2019.

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

Number of Record Holders

There were 164 holders of record of our common stock at February 28, 2020. We believe that the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Information on Stock Repurchases

On May 30, 2017, the Company’s Board of Directors approved a stock repurchase plan (the “2017 Repurchase Plan”) under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. At September 30, 2019 there was no balance remaining in the 2017 Repurchase Plan.

On August 1, 2019, the Company’s Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. There is no stated expiration date for the authorizations under this plan.

The number of shares of common stock repurchased by the company under the 2019 Repurchase Plan during the fourth quarter of 2019 and the average price paid per share is as follows:

Time Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2019	—	$—	—	$10,000,000
November 1 to November 30, 2019	11,492	20.86	11,492	9,760,227
December 1 to December 31, 2019	35,694	22.77	35,694	8,947,636

Total	47,186	$22.30	47,186	$8,947,636

Remaining authorizations for share repurchases may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. Any stock repurchase programs do not obligate the Company to acquire any particular amount of common stock, and such programs may be suspended at any time at the Company’s discretion. The repurchases are funded using the Company’s working capital.

In addition to the repurchases described above, pursuant to the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) and the Company’s 2019 Equity Compensation Plan (approved by the Company’s shareholders on May 30, 2019) (the “2019 Plan” and, together with the 2014 Plan and the 2003 Plan, the “Equity Compensation Plans”), participants may have shares withheld to cover income taxes. There were 22,741 shares repurchased to cover income tax withholding in connection with shares granted under the Equity Plans during the year ended December 31, 2019 at an average per-share cost of $22.85.

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 2000 Index and the SNL Specialty Lender Index for the period commencing on December 31, 2014 and ending on December 31, 2019. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2014 in each of the following: the Company’s common stock, the Russell 2000 Index and the SNL Specialty Lender Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Marlin Business Services Corp.	100.00	91.55	123.38	135.35	137.70	138.97
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Specialty Lender	100.00	81.83	92.47	110.18	93.51	126.92

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years ended December 31, 2019 has been derived from the consolidated financial statements. The selected financial data should be read together with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2019	2018	2017(5)	2016	2015
	(Dollars in thousands, except per-share data)
Statement of Operations Data:
Interest and fee income	$122,625	$112,868	$102,319	$90,252	$81,953
Interest expense	25,033	17,414	11,180	7,778	5,696

Net interest and fee income	97,592	95,454	91,139	82,474	76,257
Provision for credit losses	28,036	19,522	18,394	12,414	9,995

Net interest and fee income after provision for credit losses	69,556	75,932	72,745	70,060	66,262

Non-Interest Income:
Gain on leases and loans sold(6)	22,210	8,363	2,818	469	76
Insurance premiums and Other income	21,821	13,071	13,914	9,289	7,733

Non-Interest Income	44,031	21,434	16,732	9,758	7,809

Non-interest expense:
Salaries and benefits	44,168	39,750	37,569	31,912	31,174
General and administrative	32,566	24,915	28,272	19,523	17,451
Financing related costs	—	—	—	85	218

Non-interest expense	76,734	64,665	65,841	51,520	48,843

Income before income taxes	36,853	32,701	23,636	28,298	25,228
Income tax expense (benefit)	9,737	7,721	(1,656)	11,019	9,262

Net income	$27,116	$24,980	$25,292	$17,279	$15,966

Basic earnings per share	$2.21	$2.01	$2.02	$1.38	$1.25
Diluted earnings per share	$2.20	$2.00	$2.01	$1.38	$1.25
Cash dividends declared per share	$0.56	$0.56	$0.56	$0.56	$2.53

	Year Ended December 31,
	2019	2018	2017(5)	2016	2015
	(Dollars in thousands, except per-share data)
Operating Data:
Total number of finance receivables originated	31,246	33,105	32,189	27,583	25,307
Total finance receivables originated	$801,945	$704,894	$629,445	$504,282	$381,071
Assets sold in the period(6)	$310,415	$138,995	$66,744	$18,132	$3,589
Average total finance receivables(1)	$1,028,617	$944,588	$846,743	$720,060	$636,790
Weighted average interest rate (implicit) on new finance receivables originated(2)	12.86%	12.45%	11.98%	11.67%	11.13%
Interest income as a percent of average total finance receivables(1)	10.44%	10.27%	10.33%	10.38%	10.47%
Interest expense as percent of average interest-bearing liabilities	2.58%	2.02%	1.43%	1.20%	1.02%

Portfolio Asset Quality Data:
Total finance receivables, end of period(1)	$1,007,706	$996,383	$911,242	$793,285	$679,738
Delinquencies greater than 60 days past due(3)	0.85%	0.65%	0.55%	0.46%	0.41%
Allowance for credit losses	$21,695	$16,100	$14,851	$10,937	$8,413
Allowance for credit losses to total finance receivables, end of period(1)	2.15%	1.62%	1.63%	1.38%	1.24%
Charge-offs, net	$22,441	$18,273	$14,480	$9,890	$10,119
Ratio of net charge-offs to average total finance receivables(1)	2.18%	1.93%	1.71%	1.37%	1.59%

Operating Ratios:
Efficiency ratio(4)	54.18%	55.32%	61.04%	55.77%	57.84%
Return on average total assets	2.18%	2.29%	2.59%	2.08%	2.11%
Return on average stockholders’ equity	13.33%	13.27%	15.38%	11.15%	9.49%

Balance Sheet Data:
Cash and cash equivalents	$123,096	$97,156	$67,146	$61,757	$60,129
Restricted interest-earning deposits with banks	$6,931	$14,045	$—	$—	$216
Net investment in leases and loans	$1,006,520	$1,000,740	$914,420	$796,717	$682,432
Total assets	$1,207,443	$1,167,046	$1,040,160	$892,158	$772,984
Deposits	$839,132	$755,776	$809,315	$697,357	$587,940
Long-term borrowings	$76,091	$150,055	$—	$—	$—
Total liabilities	$992,487	$968,535	$860,511	$729,869	$622,846
Total stockholders’ equity	$214,956	$198,511	$179,649	$162,289	$150,138

(1)

Total finance receivables include net investment in sales-type leases and loans. For purposes of asset quality and allowance calculations the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred, are excluded from total finance receivables.

(2)	Excludes initial direct costs and fees deferred.
(3)	Calculated as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(4)	Salaries, benefits, general and administrative expense divided by net interest and fee income, and non-interest income.
(5)

Net income, Income tax benefit, and certain operation ratios for 2017 were favorably impacted by a one-time tax benefit of $10.2 million related to the December 2017 enactment of the Tax Cuts and Jobs Act of 2017.

(6)	See “—Liquidity and Capital Resources” in Item 7. for discussion of our sales of finance receivables and related trends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements in this document (or made in other documents filed or furnished with the Securities and Exchange Commission or orally to analysts, investors, representatives of the media and others) may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing, or other sources of liquidity such as asset syndications; (d) our understanding of our competition; (e) industry and market trends; and (f) the expected impact of the adoption of recently issued accounting pronouncements on our financial statements. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

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

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for subsequent or unanticipated events or circumstances. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. As used herein, the terms “Company,” “Marlin,” “Registrant,” “we,” “us” or “our” refer to Marlin Business Services Corp. and its subsidiaries.

Overview

Founded in 1997, we are a nationwide provider of credit products and services to small and mid-sized businesses. The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment (including Commercial Vehicle Group (“CVG”) assets) and working capital loans. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary (“Assurance One”), which enables us to reinsure the property insurance coverage for the equipment financed by Marlin Leasing Corporation (“MLC”) and Marlin Business Bank (“MBB”) for our small business customers. In 2008, we opened MBB, a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits. In January 2017, we completed the acquisition of Horizon Keystone Financial (“HKF”), an equipment leasing company which primarily identifies and sources lease and loan contracts for investor partners for a fee, and in September 2018, we completed the acquisition of Fleet Financing Resources (“FFR”), an company specializing in the leasing and financing of both new and used commercial vehicles, with an emphasis on livery equipment and other types of commercial vehicles used by small businesses.

We are continuing to execute on our objective to transition from a micro-ticket equipment lessor into a nationwide provider of capital solutions to small businesses. This includes the following priorities: a focus on strategically expanding our target market; better leveraging our capital and fixed cost base through origination and portfolio growth, improving our operating efficiency, and proactively managing our risk profile.

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

At December 31, 2019, we had $1.2 billion in total assets, substantially comprised of our net investment in leases and loans which totaled $1.0 billion.

Our leases are fixed-rate transactions with terms generally ranging from 36 to 72 months. At December 31, 2019, our equipment finance lease and loan portfolio consisted of approximately 91,000 accounts, excluding Working Capital Loans, with an average original term of 49 months and average original transaction size of approximately $16,000.

MBB offers a flexible loan program called Working Capital Loans. Working Capital Loans is tailored to the small business market to provide customers access to capital to help grow their businesses. As of December 31, 2019, we had approximately $ 60.9 million, not including the allowance for credit losses allocated to loans of $1.9 million, of small business loans on the balance sheet. Generally, these loans range from $5,000 to $150,000, have flexible 6 to 24 month terms, and have automated daily and weekly payback.

Our revenue consists of interest and fees from our leases and loans and, to a lesser extent, income from our property insurance program and other fee income. Our expenses consist of interest expense and operating expenses, which include salaries and benefits and other general and administrative expenses. As a credit lender, our earnings are also impacted by credit losses. For the year ended December 31, 2019, our net credit losses were 2.18% of our average total finance receivables.

We recognize interest income over the term of our leases, as our leases are classified as sales-type leases. The net investment in sales-type leases recognized on our balance sheets consists of the sum of total minimum lease payments receivable and the estimated residual value of leased equipment, less unearned lease income. Unearned lease income consists of the excess of the total future minimum lease payments receivable plus the estimated residual value expected to be realized at the end of the lease term plus deferred net initial direct costs and fees less the cost of the related equipment. Approximately 55% of our lease portfolio at December 31, 2019 amortizes over the lease term to a $1 residual value. For the remainder of the portfolio, we must estimate end of term residual values for the leased assets. Failure to correctly estimate residual values could result in losses being realized on the disposition of the equipment at the end of the lease term.

We fund our business primarily through the issuance of fixed-rate FDIC-insured deposits and money market demand accounts raised nationally by MBB, as well as, from time to time, fixed-rate asset backed securitization transactions. We anticipate that FDIC-insured deposits issued by MBB will continue to represent our primary source of funds for the foreseeable future.

Stock Repurchase Plan

During the year ended December 31, 2019, we purchased 294,686 total shares of our common stock in the open market at an average cost of $23.09 under the 2019 and 2017 Repurchase Plans. At December 31, 2019, $8.9 million of authorizations remain under the 2019 Repurchase Plan. This authority may be exercised from time to time and in such amounts as market conditions warrant. The stock repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended at any time at our discretion. Stock repurchases are funded using our working capital.

Adoption of accounting change for credit losses effective in 2020—“CECL”

Effective January 1, 2020, we adopted new guidance for accounting for our allowance, or ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). CECL replaces the probable/ incurred loss model that we historically used to measure our allowance, with a measurement of expected credit losses for the contractual term of our current portfolio of loans and leases. Under CECL, an allowance, or estimate of credit losses, will be recognized immediately upon the origination of a loan or lease, and will be adjusted in each subsequent reporting period. This estimate of credit losses takes into consideration all remaining cashflows the Company expects to receive or derive from the pools of contracts, including recoveries after charge-off, and certain future cashflows from residual assets. The provision for credit losses recognized in our Consolidated statements of operations under CECL, starting in 2020, will be primarily driven by origination volumes, offset by the reversal of the allowance for any contracts sold, plus adjustments for changes in estimate each subsequent reporting period, including adjustments for economic forecasts within a reasonable and supportable time period.

While CECL requires us to measure our current estimate of expected credit losses over the remaining life of all contracts currently in the portfolio, such measurement remains an estimate, is inherently uncertain, and is subject to update. Changes in economic conditions, the risk characteristics and composition of the portfolio, default and recovery trends, bankruptcy laws, and estimated cash flows associated with residual activity, among other factors, may drive changes in modeled assumptions, may cause management to adjust the allowance estimate through qualitative adjustments and/or may result in actual losses that vary from of our current estimate.

The adoption of this standard is expected to result in approximately an $11 million increase to our allowance, with offsetting entries to deferred taxes and retained earnings. For regulatory capital, we will avail ourselves of the option to phase in over a period of three years the day one effects of CECL and expects to continue to be well capitalized under the Basel III regulatory framework after the adoption of this standard. The phase-in will be straight-line over the three-year period such that we will phase in 25 percent of the transitional amounts in the first year, and an additional 25% over each of the next two years so that we would have phased in 75 percent of the day-one effects during year three. At the beginning of the fourth year, we would have completely reflected in regulatory capital the day-one effects of CECL.

See further discussion in Note 2, Summary of Significant Accounting Policies.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2019 and 2018

Net income. Net income of $27.1 million was reported for the year ended December 31, 2019, resulting in diluted earnings per share of $2.20, compared to net income of $25.0 million and diluted earnings per share of $2.00 for the year ended December 31, 2018.

Return on average assets was 2.18% for the year ended December 31, 2019, compared to a return of 2.29% for the year ended December 31, 2018. Return on average equity was 13.33% for the year ended December 31, 2019, compared to a return of 13.27% for the year ended December 31, 2018.

Overall, our average net investment in total finance receivables for the year ended December 31, 2019 increased 8.9% to $1,028.6 million, compared to $944.6 million for the year ended December 31, 2018. This change was primarily due to origination volume continuing to exceed lease and loan repayments, asset sales and charge-offs. The end-of-period net investment in total finance receivables at December 31, 2019 was $1,006.5 million, an increase of 0.6% from $1,000.7 million at December 31, 2018.

During the year ended December 31, 2019, we generated 31,246 new leases and loans in the amount of $801.9 million, compared to 33,105 new leases and loans in the amount of $704.9 million originated for the year ended December 31, 2018. Approval rates decreased from 57% at December 31, 2018 to 55% at December 31, 2019.

For the year ended December 31, 2019 compared to the year ended December 31, 2018, net interest and fee income increased $2.1 million, or 2.2%, primarily due to a $10.4 million increase in interest income and a $0.6 million increase in fee income offset by a $7.6 million increase in interest expense. The provision for credit losses increased $8.5 million, or 43.6%, to $28.0 million for the year ended December 31, 2019 from $19.5 million for the year ended December 31, 2018, primarily due to higher charge-offs attributed to increased delinquencies in the second half of 2019 as well as the growth in average finance receivables and charge-offs in the fourth quarter of $0.9 million due to fraudulent activity by a single vendor partner. Gain on sale of leases and loans increased $13.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to increased syndication volumes.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019			2018
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates	Average Balance(1)	Interest	Average Yields/ Rates
Interest-earning assets:
Interest-earning deposits with banks	$122,762	$2,731	2.23%	$77,141	$1,554	2.01%
Time deposits	12,272	308	2.51	8,639	154	1.79
Restricted interest-earning deposits with banks	12,231	95	0.78	6,323	57	0.90
Securities available for sale	10,495	269	2.56	10,977	225	2.05
Net investment in leases(2)	936,707	84,790	9.05	880,547	82,361	9.35
Loans receivable(2)	91,910	19,227	20.92	64,041	12,674	19.79

Total interest-earning assets	1,186,377	107,420	9.05	1,047,668	97,025	9.26

Non-interest-earning assets:
Cash and due from banks	5,551			5,551
Intangible assets	7,844			2,826
Goodwill	6,887			2,727
Operating lease right-of-use assets	7,168			—
Property and equipment, net	5,067			4,134
Property tax receivables	6,990			7,491
Other assets(3)	16,040			21,554

Total non-interest-earning assets	55,546			44,283

Total assets	$1,241,923			$1,091,951

Interest-bearing liabilities:
Certificate of Deposits(4)	$836,249	$19,999	2.39%	$756,571	$13,999	1.85%
Money Market Deposits(4)	22,870	537	2.35	29,068	598	2.06
Long-term borrowings(4)	111,730	4,497	4.02	75,180	2,817	3.75

Total interest-bearing liabilities	970,849	25,033	2.58	860,819	17,414	2.02

Non-interest-bearing liabilities:
Sales and property taxes payable	6,308			5,796
Operating lease liabilities	8,524			—
Accounts payable and accrued expenses	26,449			18,076
Net deferred income tax liability	26,300			19,049

Total non-interest-bearing liabilities	67,582			42,921

Total liabilities	1,038,430			903,740
Stockholders’ equity	203,493			188,211

Total liabilities and stockholders’ equity	$1,241,923			$1,091,951

Net interest income		$82,388			$79,611

Interest rate spread(5)			6.47%			7.24%
Net interest margin(6)			6.94%			7.60%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.20%			121.71%

(1)	Average balances were calculated using average daily balances.

(2)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(3)	Includes operating leases only for 2018.
(4)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2019 Compared To Year Ended December 31, 2018
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$1,001	$177	$1,178
Restricted interest-earning deposits with banks	47	(9)	38
Time Deposits	78	76	154
Securities available for sale	(10)	54	44
Net investment in leases	5,141	(2,712)	2,429
Loans receivable	5,794	759	6,553
Total interest income	12,601	(2,205)	10,396

Interest expense:
Certificate of Deposits	1,588	4,412	6,000
Money Market Deposits	(139)	78	(61)
Long-term borrowings	1,459	221	1,680
Total interest expense	2,421	5,198	7,619

Net interest income	$9,990	$(7,213)	$2,777

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as a percentage of average total finance receivables for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Interest income	$107,420	$97,025
Fee income	15,205	15,843

Interest and fee income	122,625	112,868
Interest expense	25,033	17,414

Net interest and fee income	$97,592	$95,454

Average total finance receivables(1)	$1,028,617	$944,588

Percent of average total finance receivables:
Interest income	10.44%	10.27%
Fee income	1.48	1.68

Interest and fee income	11.92	11.95
Interest expense	2.43	1.84

Net interest and fee margin	9.49%	10.11%

(1)

Total finance receivables include net investment in sales-type leases and loans in 2019 and direct financing lease and loans in 2018. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income increased $2.1 million, or 2.2%, to $97.6 million for the year ended December 31, 2019 from $95.5 million for the year ended December 31, 2018. The net interest and fee margin was 9.49% and 10.11% for the years ended December 31, 2019 and December 31, 2018, respectively.

Interest income, net of amortized initial direct costs and fees, increased $10.4 million, or 10.7%, to $107.4 million for the year ended December 31, 2019 from $97.0 million for the year ended December 31, 2018. The increase in interest income was principally due to a 8.9% increase in average total finance receivables, which increased $84.0 million to $1,028.6 million at December 31, 2019 from $944.6 million at December 31, 2018. The increase in average total finance receivables was primarily due to origination volume continuing to exceed lease and loan repayments, asset sales and charge-offs. The weighted average implicit interest rate on new finance receivables increased 47 basis point to 12.86% for the year ended December 31, 2019, from 12.45% for the year ended December 31, 2018.

Fee income decreased $0.6 million, or 3.8%, to $15.2 million for the year ended December 31, 2019 from $15.8 million for the year ended December 31, 2018. Fee income included approximately $8.4 million in late fee income for the year ended December 31, 2019, which decreased 9.7%, compared to $9.3 million for the year ended December 31, 2018. Fee income also included approximately $3.7 million of net residual income the years ended December 31, 2019 and 2018.

Fee income, as a percentage of average total finance receivables, decreased 20 basis points to 1.48% for the year ended December 31, 2019 from 1.68% for the year ended December 31, 2018. Late fees remained the largest component of fee income at 0.82% as a percentage of average total finance receivables for the year ended December 31, 2019, compared to 0.99% for the year ended December 31, 2018. As a percentage of average total finance receivables, net residual income was 0.36% for the year ended December 31, 2019, compared to 0.40% for the year ended December 31, 2018.

Interest expense increased $7.6 million to $25.0 million for the year ended December 31, 2019 from $17.4 million for the year ended December 31, 2018. The increase was primarily due to higher rates on higher average deposit balances and to a lesser extent to a full year of interest expense on our term securitization that was completed in the second half of 2018. Interest expense, as an annualized percentage of average total finance receivables, increased 59 basis points to 2.43% for the year ended December 31, 2019, from 1.84% for the year ended December 31, 2018. The average balance of total interest-bearing liabilities was $970.8 million and $860.8 million for the years ended December 31, 2019 and December 31, 2018, respectively, and the average interest expense on those liabilities was 2.58% and 2.02% for the years ended December 31, 2019 and December 31, 2018, respectively.

For the year ended December 31, 2019, average term securitization outstanding was $111.7 million at a weighted average coupon of 4.02%. We issued the term note securitization with an original balance of $201.6 million in July 2018, and for the year ended December 31, 2018, average term securitization outstanding was $75.1 million at a weighted average coupon of 3.75%.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises time deposits through a variety of sources including: directly from customers, through the use of on-line listing services, and through the use of deposit brokers. At December 31, 2019, brokered certificates of deposit represented approximately 48.6% of total deposits, while approximately 48.6% of total deposits were obtained from direct channels, and 2.8% were in the brokered MMDA Product.

Gain on Sale of Leases and Loans. Gain on sale of leases and loans increased $13.8 million to $22.2 million for the year ended December 31, 2019, from $8.4 million for the year ended December 31, 2018. Assets sold grew to $310.4 million, for 2019 compared to $139.0 million for 2018. We rely on the sale of finance receivables to third parties in the capital markets as an important source of our liquidity, and use such sales to manage the size and composition of our balance sheet and capital levels. Our sales execution decisions, including the timing, volume and frequency of such sales, depend on many factors including our origination volumes, the characteristics of our contracts versus market requirements, our current assessment of our balance sheet composition and capital levels, and current market conditions, among other factors. The execution of such sales results in the derecognition of the lease and loan assets, and the recognition of a gain (or loss) and the servicing asset and liability as applicable on the sale date driven by the pricing and net proceeds received; the immediate recognition of such gain is in exchange for all future revenues from the contracts and the transfer all risk of loss for sales without recourse and substantially all risks of loss for sales with recourse. Substantially all of our asset sales to date have been without recourse.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.7 million to $8.8 million for the year ended December 31, 2019 from $8.1 million for the year ended December 31, 2018, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size.

Other income. Other income increased $8.0 million to $13.0 million for the year ended December 31, 2019 from $5.0 million for the year ended December 31, 2018. A significant component of the increase in other income is property tax income that was previously netted against property tax expense for the year ended December 31, 2018, but is presented as a separate component of revenue for the year ended December 31, 2019, as a result of the adoption of ASU 2016-02 and related ASUs. Selected major components of other income for the year ended December 31, 2019 included $6.4 million in property tax income, $2.7 million of insurance policy fees, and $2.1 million in income from servicing revenue and fees received from referral of leases to third parties. In comparison, selected major components of other income for the year ended December 31, 2018 included $2.1 million of insurance policy fees, and $1.5 million in income from servicing revenue and fees received from referral of leases to third parties.

Salaries and benefits expense. The following table summarizes the Company’s Salary and benefits expense:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Salary and benefits	$28,770	$25,126
Commissions	6,704	5,817
Incentive compensation	8,694	8,807

Salaries and benefits	$44,168	$39,750

Salaries and benefits expense increased $4.4 million, or 11.1%, for the year ended December 31, 2019 primarily due to an increase in total personnel and increased commissions driven by increased origination volume. In addition, in 2019 the Company deferred $1.2 million less of salary for lease origination costs driven by the January 1, 2019 adoption of new lease accounting guidance in ASU 2016-02 that limits the deferral of certain costs. That change in our deferral rate will continue to affect the company on a prospective basis.

Salaries and benefits expense, as a percentage of average total finance receivables, was 4.29% for the year ended December 31, 2019 compared with 4.21% for the year ended December 31, 2018. Total personnel was 348 at December 31, 2019 compared to 341 at December 31, 2018.

General and administrative expense. The following table summarizes the Company’s General and administrative expense.

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Property taxes	$6,653	$634
Occupancy and depreciation	5,492	4,419
Professional fees	4,036	3,834
Information technology	3,922	3,826
Marketing	1,744	1,857
Insurance-related	1,564	1,691
Credit bureau costs	1,532	839
Intangible amortization	929	378
FDIC Insurance fees	660	1,070
Other G&A	6,034	6,367

General and administrative	$32,566	$24,915

General and administrative expense increased $7.7 million, or 30.9% for the year ended December 31, 2019. A major driver of the increase was due to the January 1, 2019 adoption of new lease accounting guidance in ASU 2016-02, which resulted in the gross recognition of property tax expense that was previously netted against property tax income in fiscal 2018, and lower deferred lease origination costs for credit bureaus. Those changes will continue to affect the company on a prospective basis. In addition, we recognized higher intangible amortization expense in 2019 driven by our September 2018 acquisition of FFR.

General and administrative expense as a percentage of average total finance receivables was 3.17% for the year ended December 31, 2019, compared to 2.64% for the year ended December 31, 2018.

Provision for credit losses. The following table summarizes the activity in our allowance for credit losses for the respective periods:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$16,100	$634
Net charge-offs	(22,441)	4,419
Provision for credit losses	28,036	6,367

Allowance for credit losses, end of period	$21,695	$11,420

The provision for credit losses increased $8.5 million, or 43.6%, to $28.0 million for the year ended December 31, 2019 from $19.5 million for the year ended December 31, 2018. Our provision for credit losses is charged against earnings to maintain our allowance at the appropriate level based on the projected probable net credit losses inherent in our portfolio. Our projection of probable net credit losses incorporates a migration analysis, which is partially based on the delinquency status of the portfolio as of the measurement date, as well as consideration of multiple qualitative factors.

The increase in our provision for credit losses was driven in part by higher delinquency experience in the portfolio as of December 31, 2019, resulting in a higher projection of expected credit losses. In addition, the increase in the provision was partially driven by replenishing the allowance from a higher charge-off experience.

As of December 31, 2019, delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.85%, compared to 0.65% at December 31, 2018. This trend in higher delinquency experience is consistent with the trends for aging of receivables in the equipment leasing industry, as published in the Monthly Leasing and Finance Index (MLFI-25) of the Equipment Leasing and Finance Association.

Net charge-offs were $22.4 million for the year ended December 31, 2019, compared to $18.3 million for the year ended December 31, 2018. Net charge-offs as a percentage of average total finance receivables increased to 2.18% during the year ended December 31, 2019, from 1.93% for the year ended December 31, 2018. Industry data on average charge-offs from MLFI-25 indicates an 9.4% increase in net charge-offs as a percent of receivables for peers, while our increase in net charge-off percentage is 13.0%. Our analysis of our higher charge-off experience indicates that the small business and lower credit quality borrowers in our portfolio were disproportionately impacted by the economic headwinds observed in 2019, particularly in the second-half of the year. Both 2019 and 2018 include charge-offs related to fraudulent activity of single vendor partners (separate incidents) of $0.9 million and $1.2 million respectively.

Additional information regarding asset quality is included herein in the subsequent section, “Finance Receivables and Asset Quality.”

Provision for income taxes. Income tax expense of $9.7 million was recorded for the year ended December 31, 2019, compared to an expense of $7.7 million for the year ended December 31, 2018. Our effective tax rate, which is a combination of federal and state income tax rates, was approximately 26.4% for the year ended December 31, 2019, compared to 23.6% for the year ended December 31, 2018. The higher effective tax rate for the year ended December 31, 2019 is associated with changes in state statutory rates and related revaluation of deferred tax as well as the increase of a valuation allowance against certain net operating loss carryforwards that are not expected to be utilized.

Comparison of the Years Ended December 31, 2018 and 2017

Net income. Net income of $25.0 million was reported for the year ended December 31, 2018, resulting in diluted earnings per share of $2.00, compared to net income of $25.3 million and diluted earnings per share of $2.01 for the year ended December 31, 2017. The comparable results are primarily due to an increase of $10.5 million in interest and fee income on a larger portfolio, an increase of $4.7 million in Non-Interest income and a decrease of $1.2 million in Non-Interest expense, offset by increased interest expense of $6.2 million primarily due to the impact on funding costs from the recent debt securitization and a net increase of $9.4 million in tax expense primarily due to the revaluation of deferred tax assets and liabilities in 2017 associated with the Tax Cut and Jobs Act of 2017 (the “TCJA”), offset by the lower Federal statutory rate in 2018 from the TCJA.

Return on average assets was 2.29% for the year ended December 31, 2018, compared to a return of 2.59% for the year ended December 31, 2017. Return on average equity was 13.27% for the year ended December 31, 2018, compared to a return of 15.38% for the year ended December 31, 2017.

Overall, our average net investment in total finance receivables for the year ended December 31, 2018 increased 11.6% to $944.6 million, compared to $846.7 million for the year ended December 31, 2017. This change was primarily due to origination volume continuing to exceed lease repayments, asset sales and charge-offs. The end-of-period net investment in total finance receivables at December 31, 2018 was $1.0 billion, an increase of 9.4% from $914.4 million at December 31, 2017.

During the year ended December 31, 2018, we generated 33,105 new leases and loans in the amount of $704.9 million, compared to 32,189 new leases and loans in the amount of $629.4 million originated for the year ended December 31, 2017. Approval rates increased from 56% at December 31, 2017 to 57% at December 31, 2018.

For the year ended December 31, 2018 compared to the year ended December 31, 2017, net interest and fee income increased $4.4 million, or 4.8%, primarily due to a $9.6 million increase in interest income and a $0.9 million increase in fee income offset by a $6.2 million increase in interest expense. The provision for credit losses increased $1.1 million, or 6.0%, to $19.5 million for the year ended December 31, 2018 from $18.4 million for the year ended December 31, 2017, due primarily to higher charge-offs attributed to growth in average finance receivables and $1.2 million in charge-offs during the fourth quarter due to fraudulent activity by a single vendor partner.

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

(3)	Includes operating leases.
(4)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

	Year Ended December 31, 2018 Compared To Year Ended December 31, 2017
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(34)	$942	$908
Time Deposits	(1)	45	44
Restricted interest-earning deposits with banks	57	—	57
Securities available for sale	45	7	52
Net investment in leases	6,937	(1,660)	5,277
Loans receivable	4,936	(1,704)	3,232
Total interest income	9,464	106	9,570

Interest expense:
Certificate of Deposits	356	2,989	3,345
Money Market Deposits	(231)	303	72
Long-term borrowings	2,817	—	2,817
Total interest expense	1,296	4,938	6,234

Net interest income	$7,933	$(4,597)	$3,336

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

Gain on Sale of Leases and Loans. Gain on sale of leases and loans increased $5.6 million to $8.4 million for the year ended December 31, 2018, from $2.8 million for the year ended December 31, 2017. The increase in gain on sale was driven by an increase in assets sold which grew to $138.9 million for 2018, compared to $66.7 million for 2017.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.9 million to $8.1 million for the year ended December 31, 2018 from $7.2 million for the year ended December 31, 2017, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size

Other income. Other income decreased $1.7 million to $5.0 million for the year ended December 31, 2018 from $6.7 million for the year ended December 31, 2017. Other income primarily includes various administrative transaction fees and fees received from referral of leases to third parties, and servicing income, recognized as earned. Selected major components of other income for the year ended December 31, 2018 included $1.4 million of referral income and servicing fees, and $2.1 million of insurance policy fees. In comparison, selected major components of other income for the year ended December 31, 2017 included $3.4 million of referral income and servicing income and $1.8 million of insurance policy fees.

Salaries and benefits expense. The following table summarizes the Company’s Salary and benefits expense:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Salary and benefits	$25,126	$25,529
Commissions	5,817	4,952
Incentive compensation	8,807	7,088

Salaries and benefits	$39,750	$37,569

Total Salaries and benefits expense increased $2.2 million, or 5.9%, to $39.8 million for the year ended December 31, 2018 from $37.6 million for the year ended December 31, 2017. The increase was primarily due to an increase in total personnel and increased compensation related to increased origination volume. Salaries and benefits expense, as a percentage of average total finance receivables, was 4.21% for the year ended

December 31, 2018 compared with 4.44% for the year ended December 31, 2017. Total personnel was 341 at December 31, 2018 compared to 330 at December 31, 2017.

General and administrative expense. The following table summarizes the Company’s General and administrative expense:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Occupancy and depreciation	$4,419	$4,054
Professional fees	3,834	3,872
Information technology	3,826	3,290
Marketing	1,857	1,782
Insurance-related	1,691	1,626
FDIC Insurance fees	1,070	1,212
Credit bureau costs	839	798
Property tax	634	648
Legal and regulatory settlements	(102)	4,154
Other G&A	6,847	6,836

General and administrative	$24,915	$28,272

General and administrative expense decreased $3.4 million, or 12.0%, to $24.9 million for the year ended December 31, 2018 from $28.3 million for the year ended December 31, 2017. The decrease was primarily related to the provision for customer restitution recorded in 2017, which was partially offset by increased Information technology costs driven by infrastructure investments to support operational efficiencies and portfolio growth.

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

Net charge-offs were $18.3 million for the year ended December 31, 2018, compared to $14.5 million for the year ended December 31, 2017. The increase in charge-offs was primarily due to growth in average finance receivables and $1.2 million in charge-offs during the fourth quarter due to fraudulent activity by a single vendor partner. Net charge-offs as a percentage of average total finance receivables increased to 1.93% during the year ended December 31, 2018, from 1.71% for the year ended December 31, 2017. The allowance for credit losses was $16.1 million and $14.9 million at December 31, 2018 and December 31, 2017, respectively.

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

Operating Data

The efficiency ratio (relating expenses with revenues) and the ratio of salaries and benefits and general and administrative expense as a percentage of the average total finance receivables shown below measure productivity and spending levels. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for additional information regarding factors influencing these metrics.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Average total finance receivables	$1,028,617	$944,588	$846,743
Salaries and benefits expense	44,168	39,750	37,569
General and administrative expense	32,566	24,915	28,272
Efficiency ratio(1)	54.18%	55.32%	61.04%
Percent of average total finance receivables:
Salaries and benefits	4.29%	4.21%	4.44%
General and administrative	3.17%	2.64%	3.34%

(1)	Represents expenses (salaries and benefits expense and general and administrative expense) divided by the sum of net interest and fee income and non-interest income.

We generally reach our lessees through a network of independent equipment dealers and, to a much lesser extent, lease brokers. The number of dealers and brokers with whom we conduct business depends on, among other things, the number of sales account executives we have.

Finance Receivables and Asset Quality

Our net investment in leases and loans increased $5.8 million, or 0.6%, to $1,006.5 million at December 31, 2019, from $1,000.7 million at December 31, 2018.

The chart which follows provides our asset quality statistics for each of the five years ended December 31, 2019:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for credit losses, beginning of period	$16,100	$14,851	$10,937	$8,413	$8,537
Provision for credit losses	28,036	19,522	18,394	12,414	9,995
Charge-offs:
Commercial loans:
Working Capital Loans	(2,868)	(1,537)	(1,219)	(455)	(14)
CRA	—	—	—	—	—
Equipment Finance(1)	(20,328)	(18,149)	(14,343)	(11,893)	(12,439)
CVG	(1,875)	(907)	(1,154)	(39)	—

Total charge-offs	(25,071)	(20,593)	(16,716)	(12,387)	(12,453)

Recoveries:
Commercial loans:
Working Capital Loans	337	60	121	93	—
CRA	—	—	—	—	—
Equipment Finance(1)	2,164	2,199	2,066	2,404	2,334
CVG	129	61	49	—	—

Total recoveries	2,630	2,320	2,236	2,497	2,334

Net charge-offs	(22,441)	(18,273)	(14,480)	(9,890)	(10,119)

Allowance for credit losses, end of period	$21,695	$16,100	$14,851	$10,937	$8,413

Allowance to total leases and loans(2)	2.15%	1.62%	1.63%	1.38%	1.24%
Net charge-offs to average leases and loans(2)	2.18%	1.93%	1.71%	1.37%	1.59%

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements, and other leases and loans.
(2)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio for each of the five years ended December 31, 2019:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-accrual loans:
Commercial loans:
Working Capital Loans	$946	$492	$118	$66	$—
CRA					—
Equipment Finance(1)	5,006	3,529	3,023	2,176	1,677
CVG	435	191	42		—

Total non-accrual loans	$6,387	$4,212	$3,183	$2,242	$1,677

Accruing loans past due 90 days or more:
Commercial loans:
Working Capital Loans	$—	$—	$—	$—	$—
CRA	—	—	—	—	—
Equipment Finance(1)	—	—	—	—	—
CVG	—	—	—	—	—

Total accruing loans past 90 days or more	$—	$—	$—	$—	$—

(1)	Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements, and other leases and loans.

Net investments in leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At December 31, 2019 and December 31, 2018, there were no finance receivables past due 90 days or more and still accruing.

Working Capital Loans are generally placed in non-accrual status when they are 30 days past due and charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management. There were no Working Capital Loans past due 30 days or more and still accruing.

Net charge-offs for the year ended December 31, 2019 were $22.4 million, or 2.18% of average total finance receivables, compared to $18.3 million, or 1.93% of average total finance receivables, for the year ended December 31, 2018. Industry data on average charge-offs, as published in the Monthly Leasing and Finance Index (MLFI-25) of the Equipment Leasing and Finance Association, indicates an 9.4% increase in net charge-offs as a percent of receivables for peers, while our increase in net charge-off percentage is 13.0%. Our analysis of our higher charge-off experience indicates that the small business and lower credit quality borrowers in our portfolio were disproportionately impacted by the economic headwinds observed in 2019, particularly in the second-half of the year.

Net charge-offs for the year ended December 31, 2018 were $18.3 million, or 1.93% of average total finance receivables, compared to $14.5 million, or 1.71% of average total finance receivables, for the year ended December 31, 2017. The increase in charge-offs was primarily due to growth in average total finance receivables and $1.2 million in charge-offs during the fourth quarter due to fraudulent activity by a single vendor partner.

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

Delinquent accounts 60 days or more past due (as a percentage of minimum lease payments receivable for leases and as a percentage of principal outstanding for loans) were 0.85% at December 31, 2019, 0.65% at December 31, 2018 and 0.55% at December 31, 2017. This trend in higher delinquency experience is consistent with the trends for aging of receivables in the equipment leasing industry, as published in the MLFI-25.

We maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. The factors and trends discussed above were included in the Company’s analysis to determine its allowance for credit losses. (See “—Critical Accounting Policies.”) In addition, see “—Adoption of accounting change for credit losses effective in 2020—“CECL”” for discussion of changes effective January 1, 2020 to our allowance measurement due to the adoption of a new accounting standard.

Residual Performance

Our leases offer our end user customers the option to own the equipment at lease expiration. As of December 31, 2019, approximately 55% of our leases were one dollar purchase option leases, 44% were fair market value leases and less than 1% were fixed purchase option leases, the latter of which typically contain an end-of-term purchase option equal to 10% of the original equipment cost. As of December 31, 2019, there were $29.3 million of residual assets retained on our Consolidated Balance Sheet, of which $23.4 million, or 79.7%, were related to copiers. As of December 31, 2018, there were $27.6 million of residual assets retained on our Consolidated Balance Sheet, of which $23.6 million, or 85.4%, were related to copiers. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2019 and 2018, respectively. Improvements in technology and other market changes, particularly in copiers, could adversely impact our ability to realize the recorded residual values of this equipment.

Fee income included approximately $3.7 million, $3.7 million and $3.6 million of net residual income for the years ended December 31, 2019, 2018 and 2017, respectively. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term as further described below.

Our leases generally include renewal provisions and many leases continue beyond their initial contractual term. Based on the Company’s experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, purchase the leased equipment or return the leased equipment than it does to the equipment type. We consider renewal income a component of residual performance. Renewal income, net of depreciation, totaled approximately $5.5 million, $5.0 million and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For the year ended December 31, 2019, the net loss on residual values disposed at end of term totaled $1.8 million compared to a net loss of $1.2 million and $1.1 million for the years ended December 31, 2018 and December 31, 2017, respectively. The primary driver of the changes was a shift in the mix of the amounts, types of disposition and age of equipment disposed at the end of the applicable lease term. Historically and currently, our net residual income has exceeded 100% of the residual recorded on such leases. Management performs reviews of the estimated residual values and historical realization statistics no less frequently than quarterly. There was no impairment recognized on estimated residual values during the years ended December 31, 2019, 2018 and 2017, respectively.

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

We are dependent upon the availability of financing from a variety of funding sources to satisfy these liquidity needs. Historically, we have relied upon four principal types of external funding sources for our operations:

•	FDIC-insured deposits;

•	sales and syndications of leases and loans;

•	borrowings under various bank facilities;

•	financing of leases and loans in various warehouse facilities (all of which have been repaid in full); and

•	financing of leases through term note securitizations.

We primarily fund new originations through the issuance of FDIC-insured deposits issued by our wholly-owned subsidiary, Marlin Business Bank (“MBB”). MBB is a Utah state-chartered, Federal Reserve member commercial bank. As such, MBB is supervised by both the Federal Reserve Bank of San Francisco and the Utah Department of Financial Institutions. See further discussion under “—Bank Capital and Regulatory Oversight”. Deposits issued by MBB represent our primary funding source for new originations. MBB receives time deposits through a variety of sources including: directly from customers, through the use of on-line listing services, and through the use of deposit brokers.

We rely on the sale of finance receivables to third parties in the capital markets as an important source of our liquidity. Among other attributes, the syndication program enables us to better manage the overall size and composition of our portfolio in terms of returns, credit risk and exposure to particular industries, geographies and asset classes. Our asset syndication program activity increased for the year ended December 31, 2019, and we sold $310.4 million of assets that generated an immediate net pre-tax gain on sale of $22.2 million. In comparison, for the year ended December 31, 2018, we sold $139.0 million of assets for pre-tax gain on sale of $8.4 million. The increased syndication volumes in 2019 reflects our origination growth from the prior year, as well as the full year of production of FFR, which was acquired in late 2018. Future levels of syndication volumes will depend on our current assessment of our balance sheet composition, the quality and eligibility of originated contracts versus the requirements of our counterparties, and our ability to negotiate terms acceptable to us, among other factors. We continue to service the contracts sold, which allows us to maintain an ongoing relationship with these customers. As of December 31, 2019, we were servicing a loan and lease portfolio of approximately $340 million for others.

We have $76.6 million of long-term borrowings remaining as of December 31, 2019 under an asset-backed term note securitization that was originated in 2018. From other bank facilities, at December 31, 2019, we have approximately $30.0 million of available borrowing capacity in addition to available cash and cash equivalents of $123.1 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB and additional borrowing capacity under the Federal Reserve Discount Window.

Our debt to equity ratio was 4.26 to 1 at December 31, 2019 and 4.56 to 1 at December 31, 2018.

On October 31, 2019, Marlin Business Services Corp. declared its thirty-third consecutive regular quarterly dividend. The dividend of $0.14 per share of common stock was paid on November 21, 2019 to holders of our common stock as of November 11, 2019.

Net cash used in investing activities was $38.0 million for the year ended December 31, 2019, compared to net cash used in investing activities of $126.9 million for the year ended December 31, 2018 and $148.8 million for the year ended December 31, 2017. The increase in cash flows from investing activities from 2018 to 2019 is primarily due to an increase of $138.6 million in proceeds from sale of leases originated for investment and increased principal collections on leases and loans of $40.8 million, offset by an increase of $94.1 million in purchases of equipment for sales-type lease contracts and funds used to originate loans. The increase in cash flows from investing activities from 2017 to 2018 is primarily due to an increase of $64.4 million of proceeds from sale of leases originated for investment and an increase of $50.1 million of principal collections on leases and loans due to higher average finance receivables, partially offset by $88.0 million more of purchases of equipment for sales-type lease contracts.

Net cash used in financing activities was $5.6 million for the year ended December 31, 2019, compared to net cash provided by financing activities of $86.6 million for the year ended December 31, 2018 and net cash provided by financing activities of $101.3 million for the year ended December 31, 2017. The decrease in financing activities from 2018 to 2019 is primarily due to the net proceeds of $151.2 million received in 2018 from our asset backed securitization and $74.7 million in term securitization repayments in the current year, offset by a $136.9 million net increase in deposits. The decrease in cash flows from financing activities from 2017 to 2018 is primarily due to a $165.5 million net decrease in deposits offset by net proceeds of $151.2 from our asset backed term securitization.

Additional liquidity is provided by our cash flow from operations. Net cash provided by operating activities for the years ended December 31, 2019, 2018 and 2017 was $62.4 million, $84.4 million and $52.9 million, respectively. The decrease in cash flows from operating activities from 2018 to 2019 is primarily driven by net cash payments in 2019 for income taxes of $2.5 million, compared to a refund received in 2018 of $12.6 million. The operating results of our business are impacted by significant non-cash activities which include the recognition of provision for credit losses and depreciation and amortization, including the amortization of deferred initial direct costs and fees.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using certificates of deposit issued through MBB. Total cash and cash equivalents available as of December 31, 2019 totaled $123.1 million compared to $97.2 million at December 31, 2018.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC-insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of December 31, 2019 and December 31, 2018 totaled $12.9 million and $9.7 million, respectively.

Restricted Interest-earning Deposits with Banks. As of December 31, 2019, $6.9 million was classified as restricted interest-earning deposits with banks consisted of funds in a trust account related to our secured debt facility. Restricted interest-earning deposits with banks as of December 31, 2018 consisted of $10.0 million in a trust account related to our secured debt facility and $4.0 million in a trust account reserved for payments related to customer restitution (see Note 12 – Commitments and Contingencies.)

Borrowings. Our primary borrowing relationships may require the pledging of eligible lease and loan receivables to secure amounts advanced. We had $76.6 million outstanding secured borrowings at December 31, 2019 and $151.2 million at December 31, 2018. Borrowings outstanding consist of the following:

	For the Twelve Months Ended December 31, 2019				As of December 31, 2019
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate(3)	Amount Outstanding	Weighted Average Rate(2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000
Revolving line of credit	5,000	—	—	—%	—	—%	5,000
Term note securitizations(4)	—	143,912	111,730	4.02%	76,563	3.54%	—

	$30,000		$111,730		$76,563		$30,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at December 31, 2019, MBB had $32.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

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

Federal Reserve Discount Window. In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $32.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on 35.6 million of net investment in leases pledged at December 31, 2019.

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

At December 31, 2019 outstanding term securitizations amounted to $76.6 million with $151.2 million outstanding at December 31, 2018. As of December 31, 2019, $84.6 million of minimum lease payments receivable and $6.9 million of restricted interest-earning deposits are assigned as collateral for the term note securitization.

The July 27, 2018, term note securitization is summarized below:

	Notes Originally Issued	Outstanding Balance as of December 31, 2019	Final Maturity Date	Original Coupon Rate
	(Dollars in thousands)
2018 — 1
Class A-1	$77,400	$—	July 2019	2.55%
Class A-2	55,700	$8,013	October 2020	3.05
Class A-3	36,910	$36,910	April 2023	3.36
Class B	10,400	$10,400	May 2023	3.54
Class C	11,390	$11,390	June 2023	3.70
Class D	5,470	$5,470	July 2023	3.99
Class E	4,380	$4,380	May 2025	5.02

Total Term Note Securitizations	$201,650	$76,563		3.05	%(1)(2)

(1)

Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term note securitizations have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	The weighted average coupon rate of the 2018-1 term note securitization will approximate 3.54% over the remaining term of the borrowing.

At December 31, 2019, the Company was in compliance with terms of the term note securitization agreement.

Bank Capital and Regulatory Oversight

We are subject to regulation under the Bank Holding Company Act and all of our subsidiaries may be subject to examination by the Federal Reserve Board and the Federal Reserve Bank of Philadelphia even if not otherwise regulated by the Federal Reserve Board. MBB is also subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including minimum capital standards, reserve requirements, terms on which a bank may engage in transactions with its affiliates, restrictions as to dividend payments and numerous other aspects of its operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders.

At December 31, 2019, MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio exceeded the requirements for well-capitalized status. Further, MBB exceeded the requirement for “well capitalized” status pursuant to the FDIC Agreement entered into in conjunction with the opening of the bank..

At December 31, 2019, Marlin Business Services Corp.’s Tier 1 leverage ratio, common equity Tier 1 risk based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio exceeded the requirements for well-capitalized status.

See “Item 1—Supervision and Regulation” and Note 18—Stockholders’ Equity in the Notes to Consolidated Financial Statements for additional information regarding these ratios and our levels at December 31, 2019.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” herein.

Items Subsequent to December 31, 2019

The Company declared a dividend of $0.14 per share on January 30, 2020. The quarterly dividend, which amounted to a dividend payment of approximately $1.7 million, was paid on February 20, 2020 to shareholders of record on the close of business on February 10, 2020. It represents the Company’s thirty-fourth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

Contractual Obligations

In addition to our scheduled maturities on our deposits, we have future cash obligations under various types of contracts. We lease office space and office equipment under long-term operating leases. The contractual obligations under our certificates of deposits, credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of December 31, 2019 were as follows:

	Contractual Obligations as of December 31, 2019
Period Ending December 31,	Certificates of Deposits(1)	Borrowings	Contractual Interest Payments(2)	Operating Leases	Total
	(Dollars in thousands)
2020	$388,615	$44,352	$16,604	$1,838	$451,409
2021	216,157	23,629	8,729	1,591	250,106
2022	118,792	8,582	3,907	1,495	132,776
2023	60,640	—	1,780	1,407	63,827
2024	31,515	—	286	1,378	33,179
Thereafter	—	—	—	10,004	10,004

Total	$815,719	$76,563	$31,306	$17,713	$941,301

(1)	Money market deposit accounts are not included. As of December 31, 2019, money market deposit accounts totaled $23.4 million.
(2)	Includes interest on certificates of deposits and borrowings.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements requiring disclosure at December 31, 2019.

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

Our earnings are sensitive to fluctuations in interest rates. Since the Company has no outstanding variable-rate borrowings as of December 31, 2019, and since the Company also manages its interest rate risk by funding its fixed rate leases with fixed rate funding sources whenever possible, the Company’s exposure to interest rate risk is controlled. However, there can be no assurance that we will be able to offset higher deposits costs with increased pricing of our assets. As such, the major sources of the Company’s interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationship between rate indices (basis risk).

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

Allowance for credit losses.

We maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. We identify portfolio segments, which represent the level at which we develop and document a systematic methodology to determine the allowance for credit losses. As of December 31, 2019, we have identified four segments, which consist of equipment lease and loan, Working Capital Loans, CVG, and Community Reinvestment Act (“CRA”) loans, of which all methodologies are evaluated on a pooled basis, due to their composition of similar accounts with similar general credit risk characteristics, diversified among industry, geography, equipment type (if applicable), obligor and vendor (if applicable). We have determined there to be one class of financing receivable within each portfolio segment as finance receivables of each segment contain the same initial measurement attributes, risk characteristics, and has the same method for monitoring and assessing credit risk within the segment.

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

Qualitative factors that may result in further adjustments to the quantitative analyses include items such as changes in the composition of our lease and loan portfolio segments (including geography, industry, equipment type and vendor source), seasonality, economic or business conditions and other external factors, business practices or policies at the reporting date that are different from the periods used in the quantitative analyses and changes in experience and ability of leasing and lending management and other relevant staff. The total net adjustments due to all qualitative factors decreased the allowance for credit losses by approximately $0.3 and $0.5 million at December 31, 2019 and December 31, 2018, respectively.

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

We adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which changed our accounting policy and estimated allowance, effective January 1, 2020. See further discussion in Note 2, Summary of Significant Accounting Policies.

Income taxes.

We are subject to the income tax laws of the various jurisdictions in which we operate, including U.S. federal, state and local jurisdictions. These tax laws are complex and are subject to different interpretations by the taxpayer, the relevant government taxing authorities, and courts. When determining our current income tax expense, we must make judgments about the application of these inherently complex tax laws.

Deferred income taxes are determined using the balance sheet method. Recognition of deferred taxes is based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of the enacted tax laws; however, deferred tax assets are reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized. We evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available evidence, using a “more likely than not” standard with respect to whether deferred tax assets will be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, management considers the scheduled reversal of deferred tax liabilities and projected future taxable income, the level of historical taxable income, projections for future taxable income over the periods which the deferred tax assets are deductible and available tax planning strategies. Should a change in circumstances, including differences between our future operating results and estimates, lead to a change in our judgments about the realization of deferred tax assets in future years, we would adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to income tax expense.

Uncertain tax positions (including interest and penalties) are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on merits of the position. As of December 31, 2019 and 2018, there are no unrecognized tax positions.

Lease residual values.

A sales-type lease is recorded at the aggregate future minimum lease payments plus the estimated residual value less unearned income. Residual values are established at lease inception based on our estimate of the expected fair value of the equipment at the end of the lease term. Residual values may be realized at lease termination from lease extensions, sales or other dispositions of leased equipment. These estimates are based on industry data, management’s experience, and historical performance.

For all fair market value and fixed purchase option leases, we record an estimated residual value at lease inception based on a percentage of the equipment cost of the asset being leased. The percentages used depend on equipment type and term. For fixed purchase option leases, we record an estimated residual value on based on the contractual fixed purchase price. In setting and reviewing estimated residual values, our analysis focuses primarily on total historical and expected realization statistics pertaining to sales of equipment. In subsequent evaluations for the impairment of the booked residual values, we review historical realization statistics, including lease renewals and equipment sales. Anticipated renewal income is not included in the determination of fair value; however, it is one of the ways that fair value may be realized at the end of the lease term.

At the end of an original lease term, lessees may choose to purchase the equipment, renew the lease or return the equipment to us. We receive income from lease renewals when the lessee elects to retain the equipment longer than the original term of the lease. This income, net of appropriate periodic reductions in the estimated residual values of the related equipment, is included in fee income as net residual income.

When a lessee elects to return equipment at lease termination, the equipment is transferred to other assets at the lower of its basis or fair market value. We generally sell returned equipment to independent third parties, rather than leasing the equipment a second time. We generally charge off the value of equipment within other assets once it has been aged greater than 120 days. Any loss recognized on transferring equipment to other assets, and any gain or loss realized on the sale or disposal of equipment to a lessee or to others is included in fee income as net residual income.

Based on our experience, the amount of ultimate realization of the residual value tends to relate more to the customer’s election at the end of the lease term to enter into a renewal period, to purchase the leased equipment or to return the leased equipment than it does to the equipment type. Management performs reviews of the estimated residual values and historic realization statistics no less frequently than quarterly and any impairment, if other than temporary, is recognized in the current period.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013).

Management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework (2013).

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Marlin Business Services Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 13, 2020, expressed an unqualified opinion on those financial statements.

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

March 13, 2020

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Marlin Business Services Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

March 13, 2020

We have served as the Company’s auditor since 2005.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$4,701	$5,088
Interest-earning deposits with banks	118,395	92,068

Total cash and cash equivalents	123,096	97,156
Time deposits with banks	12,927	9,659
Restricted interest-earning deposits (includes $6.9 and $10.0 million at December 31, 2019, and December 31, 2018, respectively, related to consolidated VIEs)	6,931	14,045
Investment securities (amortized cost of $11.1 million and $11.2 million at
December 31, 2019 and December 31, 2018, respectively)	11,076	10,956
Net investment in leases and loans:
Leases	426,608	489,299
Loans	601,607	527,541

Net investment in leases and loans, excluding allowance for credit losses	1,028,215	1,016,840
(includes $76.1 million and $150.2 million at December 31, 2019 and December 31, 2018, respectively, related to consolidated VIEs)
Allowance for credit losses	(21,695)	(16,100)

Total net investment in leases and loans	1,006,520	1,000,740
Intangible assets	7,461	7,912
Goodwill	6,735	7,360
Operating lease right-of-use assets	8,863	—
Property and equipment, net	7,888	4,317
Property tax receivables	5,493	5,245
Other assets	10,453	9,656

Total assets	$1,207,443	$1,167,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$839,132	$755,776
Long-term borrowings related to consolidated VIEs	76,091	150,055
Operating lease liabilities	9,730	—
Other liabilities:
Sales and property taxes payable	2,678	3,775
Accounts payable and accrued expenses	34,028	36,369
Net deferred income tax liability	30,828	22,560

Total liabilities	992,487	968,535

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,113,585 and 12,367,724 shares issued and outstanding at December 31, 2019 and
December 31, 2018, respectively	121	124
Additional paid-in capital	79,665	83,496
Accumulated other comprehensive income (loss)	58	(44)
Retained earnings	135,112	114,935

Total stockholders’ equity	214,956	198,511

Total liabilities and stockholders’ equity	$1,207,443	$1,167,046

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per-share data)
Interest income	$107,420	$97,025	$87,455
Fee income	15,205	15,843	14,864

Interest and fee income	122,625	112,868	102,319
Interest expense	25,033	17,414	11,180

Net interest and fee income	97,592	95,454	91,139
Provision for credit losses	28,036	19,522	18,394

Net interest and fee income after provision for credit losses	69,556	75,932	72,745

Non-interest income:
Gain on leases and loans sold	22,210	8,363	2,818
Insurance premiums written and earned	8,796	8,087	7,155
Other income	13,025	4,984	6,759

Non-interest income	44,031	21,434	16,732

Non-interest expense:
Salaries and benefits	44,168	39,750	37,569
General and administrative	32,566	24,915	28,272

Non-interest expense	76,734	64,665	65,841

Income before income taxes	36,853	32,701	23,636
Income tax expense	9,737	7,721	(1,656)

Net income	$27,116	$24,980	$25,292

Basic earnings per share	$2.21	$2.01	$2.02
Diluted earnings per share	$2.20	$2.00	$2.01

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$27,116	$24,980	$25,292

Other comprehensive income:
Reclassification due to adoption of ASU 2016-01, ASU 2018-02 and ASU 2018-03	—	107	—
Net change in unrealized gain (loss) on securities available for sale	138	(7)	68
Tax effect	(36)	(48)	(26)

Total other comprehensive income	102	52	42

Comprehensive income	$27,218	$25,032	$25,334

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2016	12,572,114	$126	$83,503	$(138)	$78,798	$162,289
Issuance of common stock	18,890	—	356	—	—	356
Repurchase of common stock	(184,263)	(2)	(4,499)	—	—	(4,501)
Exercise of stock options	39,416	—	488	—	—	488
Restricted stock grant, net of forfeitures	3,301	—	—	—	—	—
Stock-based compensation recognized	—	—	2,738	—	—	2,738
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	42	—	42
Net income	—	—	—	—	25,292	25,292
Cash dividends paid ($0.56 per share)	—	—	—	—	(7,055)	(7,055)

Balance, December 31, 2017	12,449,458	$124	$82,586	$(96)	$97,035	$179,649
Issuance of common stock	18,076	—	401	—	—	401
Repurchase of common stock	(111,910)	—	(2,908)	—	—	(2,908)
Exercise of stock options	909	—	23	—	—	23
Stock issued in connection with restricted stock and RSU’s, net of forfeitures	11,191	—	—	—	—	—
Stock-based compensation recognized	—	—	3,394	—	—	3,394
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	(5)	—	(5)
Net income	—	—	—	—	24,980	24,980
Impact of adoption of new accounting standards (1)	—	—	—	57	(57)	—
Cash dividends paid ($0.56 per share)	—	—	—	—	(7,023)	(7,023)

Balance, December 31, 2018	12,367,724	$124	$83,496	$(44)	$114,935	$198,511
Issuance of common stock	18,458	—	410	—	—	410
Repurchase of common stock	(317,427)	(3)	(7,320)	—	—	(7,323)
Exercise of stock options	—	—	—	—	—	—
Stock issued in connection with restricted stock and RSU’s, net of forfeitures	44,830	—	—	—	—	—
Stock based compensation recognized	—	—	3,079	—	—	3,079
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	102	—	102
Net income	—	—	—	—	27,116	27,116
Cash dividends paid ($0.56 per share)	—	—	—	—	(6,939)	(6,939)

Balance, December 31, 2019	12,113,585	$121	$79,665	$58	$135,112	$214,956

(1)	Represents the impact of Accounting Standards Update (“ASU”) 2016-01, ASU 2018-02 and ASU 2018-03
See Note 2 to the consolidated financial statements for more information

The accompanying notes are an integral part of the consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$27,116	$24,980	$25,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,065	3,146	2,964
Stock-based compensation	3,079	3,394	2,738
Change in fair value of equity securities	(104)	75
Provision for credit losses	28,036	19,522	18,394
Change in net deferred income tax liability	8,233	5,821	1,598
Amortization of deferred initial direct costs and fees	14,846	13,361	11,375
Loss on equipment disposed	1,819	1,219	1,070
Gain on leases sold	(22,210)	(8,364)	(2,818)
Leases originated for sale	(62,371)	(17,436)	(4,669)
Proceeds from the sale of leases originated for sale	64,751	18,069	4,727
Noncash lease expense	1,201	—	—
Adjustment to value of contingent consideration	250	—	—
Effect of changes in other operating items:
Other assets	(1,574)	16,942	(19,026)
Other liabilities	(4,717)	3,652	11,226

Net cash provided by operating activities	62,420	84,381	52,871

Cash flows from investing activities:
Net change in time deposits with banks	(3,268)	(1,549)	1,495
Purchases of equipment for lease contracts and funds used to originate loans	(816,834)	(722,745)	(634,709)
Principal collections on leases and loans	517,338	476,533	426,482
Proceeds from sale of leases originated for investment	267,874	129,290	64,895
Security deposits collected, net of refunds	(246)	(210)	(448)
Proceeds from the sale of equipment	2,654	3,120	3,415
Acquisitions of property and equipment	(5,657)	(1,836)	(1,854)
Acquisition of businesses	—	(10,000)	(2,500)
Principal payments received on (purchases of) investment securities	98	465	(5,601)

Net cash used in investing activities	(38,041)	(126,932)	(148,825)

Cash flows from financing activities:
Net change in deposits	83,356	(53,539)	111,958
Term securitization advances	—	201,650	—
Term securitization repayments	(74,670)	(50,417)	—
Business combinations earn-out consideration payments	(461)	—	—
Issuances of common stock	410	401	356
Repurchases of common stock	(7,323)	(2,908)	(4,501)
Dividends paid	(6,865)	(6,936)	(6,958)
Exercise of stock options	—	23	488
Debt issuance costs	—	(1,668)	—

Net cash (used in) provided by financing activities	(5,553)	86,606	101,343

Net increase in total cash and cash equivalents	18,826	44,055	5,389
Total cash, cash equivalents and restricted cash beginning of period	111,201	67,146	61,757

Total cash, cash equivalents and restricted cash end of period	$130,027	$111,201	$67,146

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$23,535	$16,130	$10,329
Net cash paid (refunds received) for income taxes	$2,574	$(12,634)	$10,195
Leases transferred into held for sale from investment	$248,044	$121,559	$62,077
Supplemental disclosures of non cash investing activities:
Acquisition of property and equipment through capital lease arrangements	$—	$—	$385
Business combinations assets acquired	$—	$3,376	$—
Purchase of equipment for lease contracts and loans originated	$6,916	$8,588	$10,681
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$123,096	$97,156	$67,146
Restricted Cash	6,931	14,045	—

Cash, cash equivalents and restricted cash at end of period	$130,027	$111,201	$67,146

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

The Company was incorporated in the Commonwealth of Pennsylvania on August 5, 2003. In May 2000, we established AssuranceOne, Ltd., a Bermuda-based, wholly-owned captive insurance subsidiary (“Assurance One”), which enables us to reinsure the property insurance coverage for the equipment financed by Marlin Leasing Corporation (“MLC”) and Marlin Business Bank (“MBB”) for our small business customers. Effective March 12, 2008, the Company opened MBB, a commercial bank chartered by the State of Utah and a member of the Federal Reserve System. MBB serves as the Company’s primary funding source through its issuance of Federal Deposit Insurance Corporation (“FDIC”)-insured deposits. In January 2017, the Company completed the acquisition of Horizon Keystone Financial (“HKF”), an equipment leasing company which primarily identifies and sources lease and loan contracts for investor partners for a fee.

On September 19, 2018, the Company completed the acquisition of Fleet Financing Resources (“FFR”), an equipment finance company specializing in the leasing and financing of both new and used commercial vehicles, with an emphasis on livery equipment and other types of commercial vehicles used by small businesses. This acquisition is consistent with our strategy of augmenting organic growth with strategic acquisitions that extend our existing equipment finance business into new and attractive markets and is a new addition to the CVG. The Company paid $10.0 million in cash for FFR and incurred an immaterial amount of acquisition-related cost. In addition, if FFR generates revenue volume of up to $542 million from the closing date through September 30, 2026, we have agreed to pay the seller up to an additional $5.5 million in cash in earn-out consideration. This earn-out consideration will be calculated quarterly based on a sliding scale of percentage of revenue volume that increases as successively greater tiers of volume are attained, and if the maximum earn-out consideration is earned, the total consideration paid for FFR will be $15.5 million. The earn-out will be remeasured to fair value at each reporting period, and the difference between the revised fair value estimate and the earn-out liability will be recorded in earnings. The Company completed the purchase price allocation in the first quarter of 2019 with $5.6 million recorded to goodwill and $7.6 million recorded to intangible assets for vendor relationships and lender relationships, offset by a contingent consideration liability of $3.2 million representing the estimated fair value of the earn-out. See Note 8 for additional information regarding the identified intangible assets acquired. The acquisition has been accounted for using the acquisition method of accounting. The unaudited pro forma financial information disclosed in the following sentence is for informational purposes only and is not indicative of future operations or results. If the acquisition had occurred at the beginning of 2017, the Company’s Interest and fee income, Non-interest income and net income for the year ended December 31, 2018, would have been approximately $118.3 million, $21.7 million and $26.3 million, respectively, and for the year ended December 31, 2017 would have been approximately $107.8 million, $16.9 million and $26.5 million, respectively.

References to the “Company,” “Marlin,” “Registrant,” “we,” “us” and “our” herein refer to Marlin Business Services Corp. and its wholly-owned subsidiaries, unless the context otherwise requires.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has one reportable segment, which includes the Company’s commercial lending and

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leasing financial products and related services, including equipment loans and leases, property insurance on leased equipment, and working capital loans. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, the fair value of financial instruments, estimated losses from insurance program, and income taxes. Actual results could differ from those estimates.

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

Restricted Interest-Earning Deposits with Banks

Restricted interest-earning deposits with banks consist primarily of various interest-earning trust accounts primarily related to the Company’s secured debt facilities including amounts due from securitizations representing reimbursements of servicing fees and excess spread income. In addition, as of December 31, 2018, the restricted balance also includes $4.0 million of funds reserved for payments related to customer restitution (see Note 12 – Commitments and Contingencies).

Investments

Available for Sale. Debt securities, available for sale include asset-backed securities (“ABS”) and municipal bonds that are measured at fair value on a recurring basis. Debt securities, available for sale, are recorded at fair value, and unrealized gains and losses, net of tax, are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity unless management determines that an investment is other-than-temporarily impaired (OTTI). Fair value measurement is based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, fair values are based on prices obtained from third-party pricing vendors. See Note 15 for more information on fair value measurement of securities.

Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary (OTTI). To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether management intends to sell or expects that it is more

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Equity Securities. Equity securities represent mutual funds that are recorded at fair value. For the years ended December 31, 2018 and 2019, unrealized gains and losses of equity securities are recorded through the Consolidated Statement of Operations. For the year ended December 31, 2017, prior to the January 1, 2018 adoption of ASU 2016-01, unrealized gains and losses of equity securities classified as available for sale were reported in other comprehensive income (loss).

Net Investment in Leases and Loans

The Company uses the direct finance method of accounting to record its sales-type leases and related interest income. At the inception of a lease, the Company records as an asset, the aggregate future minimum lease payments receivable, plus the estimated residual value of the leased equipment, less unearned lease income. Residual values are established at lease inception based on our estimate of the expected fair value of the equipment at the end of the lease term. Residual values may be realized at lease termination from lease extensions, sales or other dispositions of leased equipment. Estimates are based on industry data, management’s experience, and historical performance.

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

Allowance for Credit Losses

The Company maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our projection of probable net credit losses. The allowance is analyzed based on portfolio segments, which represent the level at which the Company develops and documents a systematic methodology to determine the allowance for credit losses. As of December 31, 2019, the portfolio includes four segments, which consist of equipment lease and loan, Working Capital Loans, CVG, and Community Reinvestment Act (“CRA”) loans, of which all methodologies are evaluated on a pooled basis, due to their composition of similar accounts with similar general credit risk characteristics, diversified among industry, geography, equipment type (if applicable), obligor and vendor (if applicable). The Company has determined there to be one class of financing receivable within each portfolio segment as finance receivables of each segment contain the same initial measurement attributes, risk characteristics, and has the same method for monitoring and assessing credit risk within the segment.

Each segment generally considers both quantitative and qualitative factors in determining the allowance for credit losses:

•

For the Equipment lease and loan segment, quantitative factors include a migration analysis stratified by industry classification, historic delinquencies and charge-offs, and a static pool analysis of historic recoveries. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency stages and ultimately charge off. A loss emergence period (LEP), which is the period of time between an event that triggers the probability of a loss and the confirmation of loss, is applied to the migration results to develop an estimate of losses inherent in the portfolio at the reporting period.

•

For the CVG and Working Capital loan segments, quantitative factors include establishing a loss curve based on historical analysis of net charge-offs. The loss curve technique is used to estimate the likelihood and timing of when an account will charge-off relative to the month in which it was funded. An LEP is applied to the loss curve results to develop an estimate of losses inherent in the portfolio at the reporting period. The CVG and Working Capital Loans segments utilize different assumptions for the historical charge-offs and loss emergence which is based on analysis specific to each segment.

•	For the CRA loan segment, quantitative factor includes the analysis of historical losses that are used in conjunction with an LEP to develop a quantitative allowance for credit losses.

As part of our quantitative analyses for each segment our measurement may also consider specifically identified pools of equipment leases or loans separately from the quantitative analysis, whenever certain

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

identified pools are not expected to perform consistently with their credit characteristics or the portfolio segment as a whole. These lease and loan pools may be analyzed for impairment separately quantitative analysis and a specific reserve established.

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

The various factors used in the analysis are reviewed periodically, and no less frequently than quarterly. The allowance for credit losses is then established based on this analysis for the projected probable net credit losses inherent in the portfolio. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. Our policy is to generally charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 120 or more days delinquent.

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

See further discussion under “—Recently Issued Accounting Standards” of the January 1, 2020 adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that resulted in significant changes to the company’s allowance measurement as of January 1, 2020. No amounts were reflected in these financial statements in connection with the adoption.

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

Property and Equipment

Property and equipment are recorded at cost. Equipment capitalized under capital leases is recorded at the present value of the minimum lease payments due over the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or lease term, whichever is shorter. Depreciable lives generally range from three to seven years based on equipment type.

Other Assets

Included in other assets on the Consolidated Balance Sheets are prepaid expenses, accrued fee income, progress payments on equipment purchased to lease, income taxes receivable and Federal Reserve Bank stock.

Revenue Recognition

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

Revenue—Interest Income. Interest income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on each lease at inception.

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

Revenue—Fee Income. Fee income consists of fees for delinquent lease and loan payments, cash collected on early termination of leases and net residual income. Net residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of a lease’s term. Residual income is recognized as earned.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue—Non-Interest Income. The Company’s non-interest income includes certain fees such as property tax administrative fees on leases, ACH payment fees, insurance policy fees outside of the scope of ASC 944, broker fees earned for referring leases and loans to other funding partners, and other fees.

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

Gain on sale of leases and loans is recognized in connection with the Company’s transactions to sell populations of contracts to third parties. When the transfer qualifies as a sale, the lease and loan assets are derecognized and the Company recognizes any gain (or loss) and the servicing asset and liability as applicable on the sale date driven by the pricing and net proceeds received. In the event the transfer does not qualify as a sale, the transfer would be treated as a secured borrowing. The Company may have continuing involvement in leases and loans sold through servicing the sold assets, or through limited recourse provisions.

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

Initial Direct Costs and Fees

We defer initial direct costs incurred and fees received to originate our leases and loans. The initial direct costs and fees we defer are part of the net investment in leases and loans and are amortized to interest income using the effective interest method.

The January 1, 2019 adoption of ASU 2016-02, Leases, includes provisions that limit the types of direct lease origination costs that may be deferred, which may reduce prospective deferred lease origination costs on a unit basis. For leases originated in 2019, the costs deferred are limited to internal commissions and third party commissions.

For loans, including both equipment finance loans and working capital loans, and for leases originated in 2018 and prior, we defer third-party commission costs, as well as certain internal costs directly related to successful origination activity, including compensation and certain general and administrative costs. Costs subject to deferral include evaluating each prospective customer’s financial condition, evaluating and recording guarantees and other security arrangements, negotiating terms, preparing and processing documents and closing each transaction.

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

Income Taxes

The Company is subject to the income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local jurisdictions. A consolidated federal income tax return is filed. Depending upon the jurisdiction, the Company files consolidated or separate legal entity state income tax returns.

Current tax expense represents the amount of taxes currently payable to or receivable from a taxing authority plus amounts accrued for income tax contingencies (including tax, penalty and interest). Deferred tax expense generally represents the net change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance, excluding any changes in amounts recorded in Additional paid-in capital or Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

Deferred income taxes are determined using the balance sheet method. Recognition of deferred taxes is based on the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes using the current enacted tax rates; however, deferred tax assets are reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized. We evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available evidence, using a “more likely than not” standard with respect to whether deferred tax assets will be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, management considers the scheduled reversal of deferred tax liabilities and projected future taxable income, the level of historical taxable income, projections for future taxable income over the periods which the deferred tax assets are deductible and available tax planning strategies. Should a change in circumstances, including differences between our future operating results and estimates, lead to a change in our judgments about the realization of deferred tax assets in future years, we would adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to income tax expense.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records penalties and accrued interest related to taxes in income tax expense. Uncertain tax positions (including interest and penalties) are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on merits of the position. As of December 31, 2019 and 2018, there are no unrecognized tax positions.

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

Insurance Program Deferred Acquisition Costs

Deferred acquisitions costs represent the fees paid to a third-party insurance company. For the years ended December 31, 2019, 2018, and 2017, the Company recognized deferred acquisition costs and premium taxes of $1.0 million, $0.9 million, and $0.9 million, respectively. Since the policy’s premiums are recognized on a month to month basis, there is no deferred acquisition costs on the Consolidated Balance Sheet as these are fully recognized through the Consolidated Statements of Operations in the month written.

Provision for Unpaid Losses and Loss Adjustment Expenses

The Company records a provision for insurance losses and loss adjustment expenses. The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported (“IBNR”). These estimates are continually reviewed and are subject to the impact of future changes in such factors as claim severity and frequency. Loss and loss expenses are paid when advised by the third-party insurance company. Outstanding losses comprise estimates of the amount of reported losses and loss expenses received from the third-party insurance company plus a provision for losses IBNR. IBNR is determined with the assistance of a third-party actuary. For the years ended December 31, 2019, 2018, and 2017, the Company recognized provision for unpaid losses and loss adjustment expenses of $0.6 million, $0.8 million, and $0.8 million, respectively.

Recently Issued Accounting Standards

Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740 in order to reduce the cost and complexity of its application. Among other changes, the ASU simplifies intraperiod allocation, removes exceptions related to outside basis differences with respect to accounting for equity method investments and revises certain exceptions related to accounting for year-to-date losses in interim periods. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company has not determined the impact the adoption of this new requirement will have on its financial statements.

Fair Value. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement which modifies

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of such transfers and the valuation process for Level 3 fair value measurements. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this new requirement will impact only footnote disclosure and will not impact the Company’s consolidated earnings, financial position or cash flows.

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

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for evaluating impairment of most financial instruments. This guidance was subsequently amended by ASU 2018-19, Codification Improvements, ASU 2019-04, Codification Improvements, ASU 2019-05, Targeted Transition Relief, ASU 2019-10, Effective Dates, and ASU 2019-11, Codification Improvements. These ASUs are referred to collectively as “CECL”.

CECL replaces the probable, incurred loss model with a measurement of expected credit losses for the contractual term of the Company’s current portfolio of loans and leases. An allowance, or estimate of credit losses, will be recognized immediately upon the origination of a loan or lease, and will be adjusted in each subsequent reporting period. This estimate of credit losses takes into consideration all cashflows the Company expects to receive or derive from the pools of contracts, including recoveries after charge-off, and certain future cashflows from residual assets. The provision for credit losses recognized in the Consolidated statement of Operations under CECL will be primarily driven by originations, offset by the reversal of the allowance for any contracts sold, plus adjustments for changes in estimate each subsequent reporting period.

The adoption of CECL requires the company to develop and maintain a consistent systematic methodology to measure the estimated credit losses inherent in its current portfolio, over the entire life of the contracts. As part of its adoption process, the Company assessed the appropriate collective, or pool, basis to use to aggregate its portfolio based on the existence of similar risk characteristics and determined that its measurement begins by separately considering segments of financing receivables, which is similar to how it has historically analyzed its allowance for credit losses: (i) equipment finance lease and loan; (ii) working capital loans; (iii) commercial vehicles “CVG”; and (iv) Community Reinvestment Act. However, these classes of receivables are further disaggregated into pools of loans based on risk characteristics that may include: lease or loan type, origination channel, and internal credit score (which is a measurement that combines many risk characteristics, including loan size, external credit scores, existence of a guarantee, and various characteristics of the borrower’s business).

The Company selected a vintage loss model as the approach to estimate and measure its expected credit losses for all pools, primarily because the timing of the losses realized has been consistent across historical vintages, such that the company is able to develop a predictable and reliable loss curve for each separate portfolio segment. The vintage model assigns loans to vintages by origination date, measures our historical average actual loss and recovery experience within that vintage, develops a loss curve based on the averages of all vintages, and predicts (or forecasts) the remaining expected net losses of the current portfolio by applying the expected net loss rates to the remaining life of each open vintage.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s own historical net loss experience is the foundation for measuring credit losses of its Equipment Finance and Working Capital pools. For CVG, as this product is relatively new, the Company is utilizing a combination of its own historical loss data combined with industry-sourced loss data. The Company’s estimate of expected credit losses starts with historical data, but also incorporates a reasonable and supportable forecast of relevant economic data, incorporating factors that were statistically analyzed against our long-term loss experience and found to be correlated and predictive. After the reasonable and supportable forecast period, the Company reverts straight-line to the historical net losses consistent with the long-term average economic inputs that are referenced in its model.

As part of our analysis of expected credit losses, we may analyze contracts on an individual basis in situations where such loans exhibit unique risk characteristics and are no longer expected to experience similar losses to the rest of their pool.

As part of its estimate of expected credit losses, management considers relevant qualitative and quantitative factors to assess whether the historical loss experience being referenced should be adjusted to better reflect the risk characteristics of the current portfolio and the expected future loss experience for the life of these contracts. This assessment incorporates all available information relevant to considering the collectability of its current portfolio, including considering economic and business conditions, default trends, changes in its portfolio composition, changes in its lending policies and practices, among other internal and external factors.

The Company adopted the guidance in these ASUs, effective January 1, 2020, applying changes resulting from the application of the new standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The adoption of this standard is expected to result in approximately an $11 million increase to our allowance, with offsetting entries to deferred taxes and retained earnings.

For regulatory capital, the Company will avail itself of the option to phase in over a period of three years, the day one effects of CECL and expects to continue to be well capitalized under the Basel III regulatory framework after the adoption of this standard. The phase-in will be straight-line over the three year period such that the Company will phase in 25 percent of the transitional amounts in the first year, and an additional 25% over each of the next two years so that the Company would have phased in 75 percent of the day-one effects during year three. At the beginning of the fourth year, the Company would have completely reflected in regulatory capital the day-one effects of CECL.

In addition, as a result of adoption this standard, future measurements of the impairment of our investment securities will incorporate the guidance in these ASUs, including analyzing any decline in fair value between credit quality-driven factors versus other factors. The Company’s policy for charging off contracts against the allowance, and non-accrual policy are not impacted by the adoption of CECL.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted the guidance in these ASUs on January 1, 2019. As a result, the Company recorded right-of-use assets of $9.1 million and lease liabilities of $9.1 million. At January 1, 2019, there was no adjustment to opening retained earnings. The Company, as a lessor, is recording property tax income and expense associated with leasing on a gross basis in the Consolidated Statements of Operations. The property tax income and expense are recorded in the same period as earned and incurred, and the Company recognizes a provision for uncollectible property tax revenue as contra-revenue when a loss is probable and collectability is not reasonably assured. In addition, ASU 2016-02 limits the types of direct lease origination costs that are able to be deferred, which may reduce prospective deferred lease origination costs on a unit basis.

NOTE 3 — Non-Interest Income

The following table summarizes the Company’s non-interest income for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Gain on sale of leases and loans	$22,210	$8,363	$2,818
Insurance premiums written and earned	8,796	8,087	7,155
Other income:
Servicing income	1,526	653	864
Property tax income(1)	6,401	—	—
Net gains and (losses) recognized during the period on equity securities	104	(75)	—

Non-interest income within the scope of other GAAP topics	39,037	17,028	10,837

Other income:
Property tax administrative fees on leases	1,076	740	751
ACH payment fees	316	333	326
Insurance policy fees	2,706	2,124	1,846
Referral fees	543	839	2,518
Other	353	370	454

Non-interest income from contracts with customers (ASC 606)	4,994	4,406	5,895

Total non-interest income	$44,031	$21,434	$16,732

(1)

After the January 1, 2019 adoption of ASU 2016-02, Leases, for the year ended December 31, 2019 the Company is recording property tax income and expense gross in the Consolidated Statements of Operations. For 2018 and 2017, the Company had recognized these amounts net within General and administrative expense in the Consolidated Statements of Operations.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investment Securities

The Company has the following investment securities as of the periods presented:

	December 31,
	2019	2018
	(Dollars in thousands)
Equity Securities
Mutual fund	$3,615	$3,429
Debt Securities, Available for Sale:
Asset-backed securities (“ABS”)	4,332	4,915
Municipal securities	3,129	2,612

Total investment securities	$11,076	$10,956

Equity Securities

The following schedule summarizes changes in fair value of Equity securities and the portion of unrealized gains and losses for each period presented:

	Year Ended December 31,
	2019(1)	2018(1)	2017(2)
	(Dollars in thousands)
Net gains and (losses) recognized during the period on equity securities	$104	$(75)	$—
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—	—

Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$104	$(75)	$—

(1)	After adoption of ASU 2016-01 on January 1, 2018, unrealized gains and losses of equity securities classified as available for sale are recorded through the Consolidated Statement of Operations.
(2)	Prior to adoption of ASU 2016-01, unrealized gains and losses of equity securities classified as available for sale were reported in other comprehensive income (loss).

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available for Sale

The following schedule is a summary of available for sale investments for the periods presented:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
ABS	$4,302	$33	$(3)	$4,332
Municipal securities	3,058	71	—	3,129

Total Debt Securities, Available for Sale	$7,360	$104	$(3)	$7,461

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
ABS	$4,934	$20	$(39)	$4,915
Municipal securities	2,629	3	(20)	2,612

Total Debt Securities, Available for Sale	$7,563	$23	$(59)	$7,527

The Company evaluates its available for sale securities in an unrealized loss position for other than temporary impairment on at least a quarterly basis. The Company did not recognize any other than temporary impairment to earnings for each of the years ended December 31, 2019 and December 31, 2018.

The following tables present the aggregate amount of unrealized losses on available for sale securities in the Company’s investment securities classified according to the amount of time those securities have been in a continuous loss position as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
ABS	$—	$—	$(3)	$430	$(3)	$430

Total available for sale investment securities	$—	$—	$(3)	$430	$(3)	$430

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
ABS	$—	$—	$(39)	$3,340	$(39)	$3,340
Municipal securities	(16)	1,436	(4)	408	(20)	1,844

Total available for sale investment securities	$(16)	$1,436	$(43)	$3,748	$(59)	$5,184

Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2019 securities in a gross unrealized loss position in the table above are not indicative of the

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ultimate collectability of the current amortized cost of the securities, but rather are attributable to changes in interest rates, credit spreads and other factors.

The following table presents the amortized cost, fair value, and weighted average yield of available for sale investments at December 31, 2019, based on estimated average life. Receipt of cash flows may differ from those estimated maturities because borrowers may have the right to call or prepay obligations with or without penalties:

	Distribution of Maturities
	1 Year or Less	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Amortized Cost:
ABS	$—	$2,522	$1,780	$—	$4,302
Municipal securities	15	449	1,594	1,000	3,058

Total available for sale investments	$15	$2,971	$3,374	$1,000	$7,360

Estimated fair value	$15	$2,998	$3,448	$1,000	$7,461
Weighted-average yield, GAAP basis	4.75%	2.29%	2.85%	2.60%	2.44%

NOTE 5 — Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	December 31,
	2019	2018
	(Dollars in thousands)
Minimum lease payments receivable	$457,602	$530,867
Estimated residual value of equipment	29,342	27,646
Unearned lease income, net of initial direct costs and fees deferred	(59,746)	(68,376)
Security deposits	(590)	(838)

Total leases	426,608	489,299
Commercial loans, net of origination costs and fees deferred
Working Capital Loans	60,942	36,856
CRA(1)	1,398	1,466
Equipment loans(2)	464,655	423,168
CVG	74,612	66,051

Total commercial loans	601,607	527,541
Allowance for credit losses	(21,695)	(16,100)

	$1,006,520	$1,000,740

(1)	CRA loans are comprised of loans originated under a line of credit to satisfy its obligations under the Community Reinvestment Act of 1977.
(2)	Equipment loans are comprised of Equipment Finance Agreements, Install Purchase Agreements, and other loans.

At December 31, 2019, $76.1 million in net investment in leases are pledged as collateral for the company’s outstanding asset-backed securitization balance and $35.6 million in net investment in leases are pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Initial direct costs and origination costs net of fees deferred were $20.5 million as of December 31, 2019 and December 31, 2018. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At December 31, 2019 and December 31, 2018, $23.4 million and $23.6 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of December 31, 2019:

	Minimum Lease Payments Receivable(1)	Income Amortization(2)
	(Dollars in thousands)
Period Ending December 31,
2020	$183,266	$29,961
2021	130,656	16,950
2022	82,316	8,454
2023	43,390	3,361
2024	15,768	805
Thereafter	2,206	215

	$457,602	$59,746

(1)	Represents the undiscounted cash flows of the lease payments receivable.
(2)	Represents the difference between the undiscounted cash flows and the discounted cash flows.

The lease income recognized was as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Interest Income	$41,891	$48,914	$56,428

As of December 31, 2019 and December 31, 2018, the Company maintained total finance receivables which were on a non-accrual basis of $6.4 million and $4.2 million, respectively. As of December 31, 2019 and December 31, 2018, the Company had total finance receivables in which the terms of the original agreements had been renegotiated in the amount of $2.9 million and $3.6 million, respectively. (See Note 7 for additional asset quality information).

Portfolio Sales

The Company originates certain lease and loans for sale to third parties, based on their underwriting criteria and specifications. In addition, the Company may periodically enter into agreements to sell certain leases and loans that were originated for investment to third parties.

For agreements that qualify as a sale where the Company has continuing involvement through servicing, the Company recognizes a servicing liability at its initial fair value, and then amortizes the liability over the expected servicing period based on the effective yield method, within Other income in the Consolidated Statements of Operations. The Company’s sale agreements typically do not contain a stated servicing fee, so the initial value

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized as a servicing liability is a reduction of the proceeds received and is based on an estimate of the fair value attributable to that obligation. The Company’s servicing liability is $2.5 million and $1.4 million as of December 31, 2019 and 2018, respectively, and is recognized within Accounts payable and accrued expenses in the Consolidated Balance Sheets. As of December 31, 2019, the portfolio of leases and loans serviced for others was approximately $340 million.

In addition, the Company may have continuing involvement in contracts sold through any recourse obligations that may include customary representations and warranties or specific recourse provisions. The Company’s expected losses from recourse obligations is not significant as of December 31, 2019.

The following table summarizes information related to portfolio sales for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Sales of leases and loans	$310,415	$138,995	$66,744
Gain on sale of leases and loans	22,206	8,364	2,818

NOTE 6 — Concentrations of Risk

As of December 31, 2019 and 2018, leases approximating 14%, 12% and 10% of the net investment balance of leases by the Company were located in the states of California, Texas and Florida. No other state accounted for more than 7% of the net investment balance of leases owned and serviced by the Company as of December 31, 2019 and December 31, 2018. As of December 31, 2019 and December 31, 2018, no single vendor source accounted for more than 4% of the net investment balance of leases owned by the Company. The largest single obligor accounted for less than 1% of the net investment balance of leases owned by the Company as of December 31, 2019 and December 31, 2018. Although the Company’s portfolio of leases includes lessees located throughout the United States, such lessees’ ability to honor their contracts may be substantially dependent on economic conditions in these states. All such contracts are collateralized by the related equipment. The Company leases to a variety of different industries, including the medical, retail, service, manufacturing and restaurant industries, among others. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees’ ability to honor their lease obligations may be adversely impacted. As of December 31, 2019 and December 31, 2018, copiers comprised 79.7% and 85.4%, respectively, of the estimated residual value of leased equipment. No other group of equipment represented more than 10% of equipment residuals as of December 31, 2019 and December 31, 2018. Improvements and other changes in technology could adversely impact the Company’s ability to realize the recorded value of this equipment. There were no impairments of estimated residual value recorded during the years ended December 31, 2019, 2018 or 2017.

NOTE 7 — Allowance for Credit Losses

In accordance with the Contingencies Topic of the FASB ASC, we maintain an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable net credit losses. The Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed our accounting policy and estimated allowance, effective January 1, 2020. See further discussion in Note 2, Summary of Significant Accounting Policies.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provides activity in the allowance for credit losses and asset quality statistics for each of the years ended December 31, 2019, 2018 and 2017.

	December 31, 2019
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance(2)	CVG	Total
Allowance for credit losses, beginning of period	$1,467	$—	$13,531	$1,102	$16,100

Charge-offs	(2,868)	—	(20,328)	(1,875)	(25,071)
Recoveries	337	—	2,164	129	2,630

Net charge-offs	(2,531)	—	(18,164)	(1,746)	(22,441)

Provision for credit losses	2,963	—	22,967	2,106	28,036

Allowance for credit losses, end of period	$1,899	$—	$18,334	$1,462	$21,695

Ending lease or loan balance(1)	$60,412	$1,398	$863,533	$82,363	$1,007,706
Ending balance: individually evaluated for impairment(3)	$—	$—	$—	$—	$—

	December 31, 2018
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance(2)	CVG	Total
Allowance for credit losses, beginning of period	$1,036	$—	$12,663	$1,152	$14,851

Charge-offs	(1,537)	—	(18,149)	(907)	(20,593)
Recoveries	60	—	2,199	61	2,320

Net charge-offs	(1,477)	—	(15,950)	(846)	(18,273)

Provision for credit losses	1,908	—	16,818	796	19,522

Allowance for credit losses, end of period	$1,467	$—	$13,531	$1,102	$16,100

Ending lease or loan balance(1)	$36,478	$1,466	$890,785	$67,654	$996,383
Ending balance: individually evaluated for impairment(3)	$—	$—	$—	$—	$—

	December 31, 2017
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance(2)	CVG	Total
Allowance for credit losses, beginning of period	$760	$—	$9,808	$369	$10,937

Charge-offs	(1,219)	—	(14,343)	(1,154)	(16,716)
Recoveries	121	—	2,066	49	2,236

Net charge-offs	(1,098)	—	(12,277)	(1,105)	(14,480)

Provision for credit losses	1,374	—	15,132	1,888	18,394

Allowance for credit losses, end of period	$1,036	$—	$12,663	$1,152	$14,851

Ending lease or loan balance(1,3)	$27,810	$1,222	$826,880	$55,330	$911,242

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(2)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(3)

As of December 31, 2019 and December 31, 2018, the Company determined that no leases or loans required individual evaluation, and as of December 31, 2017 all leases and loans were collectively evaluated.

Credit Quality Indicators

The Company’s credit review process includes a risk classification of all leases and loans that includes pass, special mention, substandard, doubtful, and loss. The classification of a lease or loan may change based on changes in the creditworthiness of the borrower. The description of the risk classifications are as follows:

Pass: A lease or loan is classified as pass when payments are current, it is performing under the original contractual terms, and it does not meet any of the descriptions below.

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

The following tables present the segments of the loan portfolio in which a formal risk weighting system is utilized summarized by the categories of “pass” and “special mention”, and the classified categories of “substandard”, “doubtful”, and “loss” within the Bank’s risk rating system at December 31, 2019 and

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018. The data within the tables reflect net investment, excluding deferred fees and cost and allowance:

	December 31, 2019
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance	CVG	Total
Pass	$59,081	$1,398	$849,605	$80,484	$990,568
Special Mention	143	—	5,164	318	5,625
Substandard	242	—	3,528	957	4,727
Doubtful	674	—	2,857	224	3,755
Loss	272	—	2,378	378	3,028

Total	$60,412	$1,398	$863,532	$82,361	$1,007,703

	December 31, 2018
	Commercial Leases and Loans
(Dollars in thousands)	Working Capital Loans	CRA	Equipment Finance	CVG	Total
Pass	$35,793	$1,466	$879,275	$66,463	$982,997
Special Mention	47	—	4,373	146	4,566
Substandard	145	—	3,460	660	4,265
Doubtful	300	—	2,353	158	2,811
Loss	193	—	1,324	227	1,744

Total	$36,478	$1,466	$890,785	$67,654	$996,383

Loan Delinquencies and Non-Accrual Leases and Loans

Net investments in leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued on leases or loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At December 31, 2019 and December 31, 2018, there were no finance receivables past due 90 days or more and still accruing.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about delinquent and non-accrual leases and loans in the Company’s portfolio each of the years ended December 31, 2019 and December 31, 2018.

December 31, 2019 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Non- Accruing
Commercial Loans:
Working Capital Loans	$584	$68	$203	$855	$59,557	$60,412	$946
CRA	—	—	—	—	1,398	1,398	—
Equipment Finance(1)	5,399	3,705	5,006	14,110	969,761	983,871	5,006
CVG	406	271	435	1,112	94,344	95,456	435

Total Leases and Loans(2)	$6,389	$4,044	$5,644	$16,077	$1,125,060	$1,141,137	$6,387

December 31, 2018 (Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Non- Accruing
Commercial Loans:
Working Capital Loans	$300	$51	$141	$492	$35,986	$36,478	$492
CRA	—	—	—	—	1,466	1,466	—
Equipment Finance(1)	4,537	3,123	3,529	11,189	1,001,363	1,012,552	3,529
CVG	166	257	191	614	78,407	79,021	191

Total Leases and Loans(2)	$5,003	$3,431	$3,861	$12,295	$1,117,222	$1,129,517	$4,212

(1)	Equipment Finance consists of Equipment Finance Agreements, Install Purchase Agreements, and other leases and loans.
(2)	Represents total minimum lease and loan payments receivable for Equipment Finance and CVG and as a percentage of principal outstanding for Working Capital Loans and CRA.

For information on the Company’s loan sales activity, see Note 5, Net Investment in Leases and Loans.

NOTE 8 — Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance of $7.4 million at December 31, 2018 included $1.2 million from the Company’s acquisition of Horizon Keystone Financial, an equipment company (‘HKF”), in January 2017, and $6.2 million from the preliminary allocation of the purchase price of the Company’s acquisition of FFR in September 2018. The Company completed the purchase price allocation in the first quarter of 2019 upon receiving clarification of certain outstanding matters and established a final goodwill valuation of $5.6 million resulting in a goodwill reduction of $0.6 million in the first quarter of 2019. The goodwill balance represents the excess purchase price over the Company’s fair value of the assets acquired and is not amortizable but is deductible for tax purposes. Impairment testing will be performed in the fourth quarter of each year and more frequently as warranted in accordance with the applicable accounting guidance. There was no impairment recorded during the twelve-month period ended December 31, 2019.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for the twelve-month period ended December 31, 2019 are as follows:

(Dollars in thousands)	Total Company
Balance at December 31, 2018	$7,360
Changes	(625)

Balance at December 31, 2019	$6,735

Intangible assets

During the first quarter of 2017, in connection with the acquisition of HKF, the Company acquired certain definite-lived intangible assets with a total cost of $1.3 million and a weighted average amortization period of 8.7 years. During the third quarter of 2018, in connection with the acquisition of FFR, the Company acquired certain definite-lived intangible assets with a total cost of $7.2 million based on a preliminary evaluation. The Company subsequently completed the purchase price allocation in the first quarter of 2019 and established a cost of $7.6 million for the acquired intangible assets and a weighted average amortization period of 10.8 years. The Company had no indefinite-lived intangible assets at December 31, 2019.

The following table presents details of the Company’s intangible assets:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2019		(Dollars in thousands)
Lender relationships	3 to 10 years	$1,630	$519	$1,111
Vendor relationships	11 years	7,290	974	6,316
Corporate trade name	7 years	60	26	34

Total		$8,980	$1,519	$7,461

As of December 31, 2018
Lender relationships	3 to 10 years	$1,590	$271	$1,319
Vendor relationships	11 years	6,852	302	6,550
Corporate trade name	7 years	60	17	43

Total		$8,502	$590	$7,912

There was no impairment of these assets in 2019 or 2018. Amortization related to the Company’s definite lived intangible assets was $0.9 million and $0.4 million for the twelve-month periods ended December 31, 2019 and December 31, 2018, respectively. The Company expects the amortization expense for the next five years will be as follows:

(Dollars in thousands)	Amortization Expense
2020	$798
2021	798
2022	798
2023	798
2024	790

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31,
	2019	2018	Depreciable Life
	(Dollars in thousands)
Furniture and equipment	$4,035	$2,986	7 years
Computer systems and equipment	18,584	17,234	3-5 years
Leasehold improvements	3,552	1,197	Shorter of estimated useful life or remaining lease term

Total property and equipment	26,171	21,417
Less—Accumulated depreciation and amortization	(18,283)	(17,100)

Property and equipment, net	$7,888	$4,317

Depreciation and amortization expense was $1.8 million, $1.6 million and $1.5 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 10 — Other Assets

Other assets are comprised of the following:

	December 31,
	2019	2018
	(Dollars in thousands)
Accrued fees receivable	$3,509	$3,354
Prepaid expenses	2,872	2,447
Federal Reserve bank stock	1,711	1,711
Other	2,361	2,144

	$10,453	$9,656

NOTE 11 — Leases

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

As of December 31, 2019, the Company leases all six of its office locations including its executive offices in Mt. Laurel, New Jersey, and its offices in or near Salt Lake City, Utah; Portsmouth, New Hampshire; Highlands Ranch, Colorado; Corona, California; and Philadelphia, Pennsylvania. The Company has elected not to recognize ROU assets and lease liabilities for two office leases whose terms are twelve months or less and are considered

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

short-term leases. Four of the office leases include options to extend for terms of three to ten years. These options have not been recognized as part of our ROU assets and lease liabilities as the Company is not reasonably certain to exercise these options. The Company has also entered into three leases for office equipment for which ROU assets and lease liabilities have been recognized. All the aforementioned leases have been accounted for as operating leases.

The components of lease expense were as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Operating lease cost	$1,201	$1,131	$1,062
Finance lease costs	—	7	5
Short-term lease cost	368	—	—

Total lease cost	$1,569	$1,138	$1,067

The Company adopted ASU 2016-02, Leases, on January 1, 2019, which requires the Company to recognize right-of-use assets and lease liabilities on its balance sheets, as further discussed in Note 2, Summary of Significant Accounting Policies. As of December 31, 2019, right-of-use assets and lease liabilities recognized on the Balance sheet were $8,863 and $9,730, respectively. Other information related to the Company’s leases follows:

	As of December 31, 2019
Weighted average remaining lease term	11.3	years
Weighted average discount rate	3.30%

Year Ended December 31, 2019
(Dollars in thousands)
Cash payments for operating lease liabilities, included in operating cash flows	$424
Right-of-use assets obtained in exchange for new operating lease obligations	756

Maturities of lease liabilities were as follows:

Operating Leases
(Dollars in thousands)
Period Ending December 31,
2020	$1,288
2021	1,081
2022	992
2023	914
2024	896
Thereafter	6,557

Total lease payments	$11,728
Less: imputed interest	(1,998)

Total	$9,730

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution Community Development Financial Institution (“CDFI”) organization. The CDFI serves as a catalyst for community development by offering flexible financing for affordable, quality housing to low- and moderate-income residents, helping MBB meet its Community Reinvestment Act (“CRA”) obligations. Currently, MBB receives a range of approximately 0.8% to 1.2% participation in each funded loan which is collateral for the loan issued to the CDFI under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help MBB satisfy its obligations under the Community Reinvestment Act of 1977. At December 31, 2019 and December 31, 2018, MBB had an unfunded commitment of $0.6 million and $0.5 million, respectively, for this activity. MBB’s one-year commitment to the CDFI will expire in September 2020 at which time the commitment may be renewed for another year based on the Company’s discretion.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Banking institutions are subject to periodic reviews and examinations from banking regulators. In 2017, one of MBB’s regulatory agencies communicated findings in connection with the timing of certain aspects of payment application processes in effect prior to February 2016 related to the assessment of late fees. The Company agreed to pay restitution to customers in the amount $4.0 million to resolve this matter, and the Company established a liability for such amount in the first quarter of 2017. In the second quarter of 2019, the Company remitted the $4.0 million into a fund that is processing the restitution and will resolve its obligation for this matter.

NOTE 13 — Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of December 31, 2019, money market deposit accounts totaled $23.4 million.

As of December 31, 2019, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
2020	$388,615
2021	216,157
2022	118,792
2023	60,640
2024	31,515

$815,719

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits outstanding at December 31, 2019 was 2.40%.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – Debt and Financing Arrangements

Short-Term Borrowings

On November 20, 2018, the Company closed on a secured, variable rate revolving line of credit in the amount of $5.0 million, which was renewed in 2019 and is due on November 20, 2020. As of December 31, 2019 the Company was in compliance with all debt covenants required under this line of credit and there were no outstanding balances on this line of credit as of December 31, 2019 and 2018.

Long-Term Borrowings

Borrowings with an original maturity date of one year or more are classified as long-term borrowings. The Company’s term note securitizations are classified as long-term borrowings.

The Company’s long-term borrowings consisted of the following:

	December 31,
	2019	2018
	(Dollars in thousands)
Term securitization 2018-1	$76,563	$151,233
Unamortized debt issuance costs	(472)	(1,178)

	$76,091	$150,055

On July 27, 2018 the Company completed a $201.7 million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount. At December 31, 2019, outstanding term securitizations amounted to $76.6 million and are collateralized by $84.6 million of minimum lease and loan payments receivable and $6.9 million of restricted interest-earning deposits.

The July 27, 2018 term note securitization is summarized below:

	Notes Originally Issued	Outstanding Balance as of December 31, 2019	Final Maturity Date	Original Coupon Rate
	(Dollars in thousands)
2018 — 1
Class A-1	$77,400	$—	July 2019	2.55%
Class A-2	55,700	$8,013	October 2020	3.05
Class A-3	36,910	$36,910	April 2023	3.36
Class B	10,400	$10,400	May 2023	3.54
Class C	11,390	$11,390	June 2023	3.70
Class D	5,470	$5,470	July 2023	3.99
Class E	4,380	$4,380	May 2025	5.02

Total Term Note Securitizations	$201,650	$76,563		3.05	%(1)(2)

(1)

Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term note securitizations have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	The weighted average coupon rate of the 2018-1 term note securitization will approximate 3.54% over the remaining term of the borrowing.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to $25.0 million. As of December 31, 2019 and 2018, there were no balances outstanding on this line of credit.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $32.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $35.6 million of net investment in leases pledged at December 31, 2019.

Maturities

Scheduled principal and interest payments on outstanding borrowings as of December 31, 2019 are as follows:

	Principal	Interest
	(Dollars in thousands)
Period Ending December 31,
2020	$44,352	$1,991
2021	23,629	813
2022	8,582	159

	$76,563	$2,963

NOTE 15 — Fair Value Measurements and Disclosures about the Fair Value of Financial Instruments

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability on the measurement date. Fair value is based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs. Unobservable inputs are used when observable inputs are not available and are based upon judgments and assumptions, which are the Company’s assessment of the assumptions market participants would use in pricing the asset or liability.

A three-level valuation hierarchy is used to classify inputs into the measurement of assets and liabilities at fair value. The valuation hierarchy is based upon the relative reliability and availability to market participants of inputs for the valuation of an asset or liability as of the measurement date. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

The Company’s balances measured at fair value on a recurring basis include the following as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
ABS	$—	$4,332	$—	$—	$4,915	$—
Municipal securities	—	3,129	—	—	2,612	—
Mutual fund	3,615	—	—	3,429	—	—

At this time, the Company has not elected to report any assets and liabilities using the fair value option. There have been no transfers between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

Non-Recurring Measurements

Non-recurring fair value measurements include assets and liabilities that are periodically remeasured or assessed for impairment using Fair value measurements. Non-recurring measurements include the Company’s evaluation of goodwill and residual assets for impairment, and the Company’s remeasurement of contingent consideration and assessment of the carrying amount of its servicing liability. For the year ended December 31, 2019, the Company recognized $0.3 million for the remeasurement of contingent consideration in the Consolidated Statements of Operations in connection with non-recurring fair value measurements. For the years ending December 31, 2018, and 2017, there were no significant amounts recognized in the Consolidated Statements of Operations in connection with non-recurring fair value measurements.

Fair Value of Other Financial Instruments

The following summarizes the carrying amount and estimated fair value of the Company’s other financial instruments, including those not measured at fair value on a recurring basis:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$123,096	$123,096	$97,156	$97,156
Time deposits with banks	12,927	12,970	9,659	9,614
Restricted interest-earning deposits	6,931	6,931	14,045	14,045
Net investment in leases and loans, net:
Loans, net of allowance	588,688	593,406	518,697	515,754
Other assets:
Federal Reserve Bank Stock	1,711	1,711	1,711	1,711
Liabilities
Deposits	$839,132	$846,304	$755,776	$722,682
Long-term borrowings	76,091	76,781	150,055	149,912

The fair values shown above have been derived, in part, by management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Valuation techniques involve uncertainties

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and require assumptions and judgments regarding prepayments, credit risk and discount rates. Changes in these assumptions will result in different valuation estimates. The fair values presented would not necessarily be realized in an immediate sale. Derived fair value estimates cannot necessarily be substantiated by comparison to independent markets or to other companies’ fair value information.

The paragraphs which follow describe the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents. The carrying amounts of the Company’s cash and cash equivalents approximates fair value, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. The cash equivalents include a money market fund with a balance of $56.3 million that the Company considers operating cash and has no reportable gross unrealized gains or losses. This fair value measurement of cash and cash equivalents is classified as Level 1.

Time Deposits with Banks. Fair value of time deposits is estimated by discounting cash flows of current rates paid by market participants for similar time deposits of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Restricted Interest-Earning Deposits. Interest-earning deposits earn a floating rate of market interest which results in a fair value approximating the carrying amount. This fair value measurement is classified as Level 1.

Loans. The Company’s loan portfolio is comprised of Equipment Loans, Working Capital loans, and loans under the Community Reinvestment Act of 1977 (CRA).

Fair value of Equipment loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit, collateral, and for the same remaining maturities. This fair value measurement is classified as Level 2.

Fair value for Working Capital loans is estimated by discounting cash flows at an imputed market rate for similar loan products with similar characteristics. This fair value measurement is classified as Level 2.

Fair value of CRA loans approximates the carrying amount at December 31, 2019 and December 31, 2018 as it is based on recent comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2.

Federal Reserve Bank Stock. Federal Reserve Bank Stock are non-marketable equitable equity securities and are reported at their redeemable carrying amounts, which approximates fair value. This fair value measurement is classified as Level 2.

Deposits. Deposit liabilities with no defined maturity such as MMDA deposits have a fair value equal to the amount payable on demand at the reporting date (i.e., their carrying amount). Fair value for certificates of deposits is estimated by discounting cash flows at current rates paid by the Company for similar certificates of deposit of the same or similar remaining maturities. This fair value measurement is classified as Level 2.

Long-Term Borrowings. The fair value of the Company’s secured borrowings is estimated by discounting cash flows at indicative market rates applicable to the Company’s secured borrowings of the same or similar maturities. This fair value measurement is classified as Level 2.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — Income Taxes

The Company’s income tax provision consisted of the following components:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Current:
Federal	$240	$201	$(4,591)
State	1,829	1,707	1,419

Total current	2,069	1,908	(3,172)

Deferred
Federal	6,896	6,133	986
State	772	(320)	530

Total deferred	7,668	5,813	1,516

Total income tax expense (benefit)	$9,737	$7,721	$(1,656)

In accordance with U.S. GAAP, uncertain tax positions taken or expected to be taken in a tax return are subject to potential financial statement recognition based on prescribed recognition and measurement criteria. Based on our evaluation, there are no unrecognized tax benefits and we did not have any accrued interest and penalties as of December 31, 2019 and 2018 and for years ended December 31, 2019, 2018 and 2017. We do not expect our unrecognized tax positions to change significantly over the next 12 months.

The periods subject to examination for the Company’s federal return include the 2016 tax year to the present. The Company files state income tax returns in various states which may have different statutes of limitations. Generally, state income tax returns for the years 2016 through the present are subject to examination.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sources of these temporary differences and the related tax effects were as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Deferred income tax assets:
Allowance for credit losses	$5,830	$4,484
Net operating loss	4,002	5,443
Accrued expenses	1,003	2,111
Deferred income	1,656	1,723
Deferred compensation	1,476	1,416
Other comprehensive loss	20	55
Other	144	743

Gross deferred income tax assets	14,131	15,975
Valuation allowance	(258)	—

Deferred tax assets, net of valuation allowance	13,873	15,975

Deferred income tax liabilities:
Lease accounting	(41,770)	(35,472)
Deferred acquisition costs	(1,960)	(2,480)
Depreciation	(971)	(583)

Deferred income tax liabilities	(44,701)	(38,535)

Net deferred income tax liability	$(30,828)	$(22,560)

The Company’s net deferred tax assets are reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s evaluation of the realizability of its net deferred tax asset as of December 31, 2019 resulted in a valuation allowance relating to certain state loss carryforwards.

The Company has a gross federal and state income tax net operating loss carryforward in the amount of $27.5 million and $35.6 million for years the ending December 31, 2019 and December 31, 2018, respectively. The federal net operating loss of $15.7 million can be carried forward indefinitely. Federal net operating losses are post tax-reform related and therefore cannot fully offset current federal tax expense due to utilization being limited to 80% of federal taxable income. Most of the state net operating loss carryforwards are set to expire between 2029 and 2039.

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate:

	Year Ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	5.6	3.3	2.7
Other permanent differences	0.3	0.2	(0.1)
Excess stock based compensation	(0.2)	(0.7)	(1.5)
Tax benefit due to TCJA	—	—	(43.4)
Other	(0.2)	(0.2)	0.3

Effective rate	26.4%	23.6%	(7.0)%

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — Earnings Per Share

The Company’s restricted stock awards are paid non-forfeitable common stock dividends and thus meet the criteria of participating securities. Accordingly, earnings per share (“EPS”) has been calculated using the two-class method, under which earnings are allocated to both common stock and participating securities.

The Company’s weighted-average common shares outstanding for the periods presented include share repurchase activity, as outlined in Note 18, “Stockholders Equity”.

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

The following table provides net income and shares used in computing basic and diluted EPS:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per-share data)
Basic EPS
Net income	$27,116	$24,980	$25,292
Less: net income allocated to participating securities	(339)	(432)	(628)

Net income allocated to common stock	$26,777	$24,548	$24,664

Weighted average common shares outstanding	12,253,402	12,418,510	12,528,195
Less: Unvested restricted stock awards considered participating securities	(153,482)	(217,045)	(312,175)

Adjusted weighted average common shares used in computing basic EPS	12,099,920	12,201,465	12,216,020

Basic EPS	$2.21	$2.01	$2.02

Diluted EPS
Net income allocated to common stock	$26,777	$24,548	$24,664

Adjusted weighted average common shares used in computing basic EPS	12,099,920	12,201,465	12,216,020
Add: Effect of dilutive stock-based compensation awards	97,877	71,941	33,603

Adjusted weighted average common shares used in computing diluted EPS	12,197,797	12,273,406	12,249,623

Diluted EPS	$2.20	$2.00	$2.01

For the years ended December 31, 2019, 2018 and 2017, outstanding stock-based compensation awards in the amount of 159,077, 145,847 and 101,157, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — Stockholders’ Equity

Stockholders’ Equity

On July 29, 2014, the Company’s Board of Directors approved the 2014 Repurchase Plan, under which, the Company was authorized to repurchase up to $15 million in value of its outstanding shares of common stock. On May 30, 2017, the Company’s Board of Directors approved the 2017 Repurchase Plan to replace the 2014 Repurchase Plan. Under the 2017 Repurchase Plan, the Company was authorized to repurchase up to $10 million in value of its outstanding shares of common stock. At December 31, 2019, there was no authorization remaining under the 2017 Repurchase Plan.

On August 1, 2019, the Company’s Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. The repurchases are funded using the Company’s working capital. At December 31, 2019, the Company had $8.9 million remaining in the 2019 Repurchase Plan.

Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. Par value of the shares repurchased is charged to common stock with the excess of the purchase price over par charged against any available additional paid-in capital.

During the year ended December 31, 2019, the Company purchased 47,186 shares of its common stock in the open market under the 2019 Repurchase Plan at an average cost of $22.30 and 247,500 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $23.24. During the year ended December 31, 2018, the Company purchased 83,305 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $25.83 per share. During the year ended December 31, 2017, the Company purchased 87,210 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $24.05 per share and 58,914 shares of its common stock under the 2014 Repurchase Plan at an average cost of $25.09 per share.

In addition to the repurchases described above, participants in the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”) and the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan” and, together with the 2003 Plan, the “Equity Plans”) may have shares withheld to cover income taxes. There were 22,741, 28,605 and 38,139 shares repurchased to cover income tax withholding in connection with shares granted under the Equity Plans during the years ended December 31, 2019, 2018 and 2017, respectively, at average per-share costs of $22.85, $26.50 and $24.27, respectively.

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company plans to provide the necessary capital to maintain MBB at “well-capitalized” status as defined by banking regulations and as required by an agreement entered into by and among MBB, MLC, Marlin Business Services Corp. and the FDIC in conjunction with the opening of MBB (the “FDIC Agreement”). MBB’s Tier 1 Capital balance at December 31, 2019 was $147.8 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At December 31, 2019, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at December 31, 2019 and 2018.

December 31, 2019	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	16.31%	$200,702	4%	$49,225	5%		$61,532
Marlin Business Bank	13.91%	$147,810	5%	$53,124	5%		$53,124
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	18.73%	$200,702	4.5%	$48,228	6.5%		$69,663
Marlin Business Bank	15.47%	$147,810	6.5%	$66,870	6.5%		$66,870
Tier 1 Risk-based Capital
Marlin Business Services Corp.	18.73%	$200,702	6%	$64,305	8%		$85,739
Marlin Business Bank	15.47%	$147,810	8%	$81,199	8%		$81,199
Total Risk-based Capital
Marlin Business Services Corp.	19.99%	$214,201	8%	$85,739	10%		$107,174
Marlin Business Bank	16.73%	$159,845	15%	$143,292	10	%(1)	$100,305

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio(1)	Amount	Ratio		Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	16.38%	$183,283	4%	$44,756	5%		$55,945
Marlin Business Bank	15.55%	$138,994	5%	$44,706	5%		$44,706
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	17.50%	$183,283	4.5%	$47,118	6.5%		$68,060
Marlin Business Bank	15.99%	$138,994	6.5%	$60,862	6.5%		$60,862
Tier 1 Risk-based Capital
Marlin Business Services Corp.	17.50%	$183,283	6%	$62,825	8%		$83,766
Marlin Business Bank	15.99%	$138,994	8%	$73,903	8%		$73,903
Total Risk-based Capital
Marlin Business Services Corp.	18.76%	$196,409	8%	$83,766	10%		$104,708
Marlin Business Bank	17.24%	$149,909	15%	$130,418	10	%(1)	$91,292

(1)	MBB is required to maintain “well-capitalized” status and must also maintain a total risk-based capital ratio greater than 15% pursuant to the FDIC Agreement.

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

Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB must keep its total risk-based capital ratio above 15%. MBB’s total risk-based capital ratio of 16.73% at December 31, 2019 exceeded the threshold for “well capitalized” status under the applicable laws and regulations, and also exceeded the 15% minimum total risk-based capital ratio required in the FDIC Agreement.

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

NOTE 19 — Stock-Based Compensation

Awards for Stock-Based Compensation are governed by the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”), the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) and the Company’s 2019 Equity Compensation Plan (approved by the Company’s shareholders on May 30, 2019) (the “2019 Plan” and, together with the 2014 Plan and the 2003 Plan, the “Equity Compensation Plans”). Under the terms of the Equity Compensation Plans, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the Equity Compensation Plans. The aggregate number of shares under the 2019 Plan that may be issued for Grants is 826,036 . There were 820,990 shares available for future awards under the 2019 Plan as of December 31, 2019.

Total stock-based compensation expense was $3.1 million, $3.4 million and $2.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Excess tax benefits from stock-based payment arrangements was $0.1 million, $0.3 million and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

There were no stock options granted during the year ended December 31, 2019.

There were 68,689 and 115,883 stock options granted with fair value of $7.21 and 6.56, during the years ended December 31, 2018 and 2017, respectively. Fair value of options was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended December 31,
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

A summary of option activity for the each of the three years in the period ended December 31, 2019 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2016	41,640	$12.37
Granted	115,883	25.75
Exercised	(39,416)	12.37
Forfeited	(21,122)	24.35
Expired	—	—

Outstanding, December 31, 2017	96,985	$25.75
Granted	68,689	28.25
Exercised	(909)	25.75
Forfeited	(17,827)	26.97
Expired	(507)	25.75

Outstanding, December 31, 2018	146,431	$26.77
Granted	—	—
Exercised	—	—
Forfeited	(6,948)	27.00
Expired	(4,324)	25.75

Outstanding, December 31, 2019	135,159	$26.80

During the years ended December 31, 2019, 2018 and 2017, the Company recognized total compensation expense related to options of $0.3 million $0.3 million, and $0.2 million, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no stock options exercised during the year ended December 31, 2019. There were 909 and 39,416 stock options exercised during the years ended December 31, 2018 and 2017, respectively. The total pretax intrinsic value of stock options exercised was $0.1 million and $0.4 million for the years ended December 31, 2018, and 2017, respectively.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2019:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$25.75	78,606	4.2	25.75	—	54,016	4.2	25.75	—
$28.25	56,553	5.2	28.25	—	20,001	5.2	28.25	—

	135,159	4.6	26.80	$—	74,017	4.5	26.43	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $21.98 as of December 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2019, there was $0.2 million of unrecognized compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations scheduled to be recognized over a weighted average period of 0.9 years.

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

Of the total restricted stock awards granted during the year ended December 31, 2019, no shares may be subject to accelerated vesting based on individual performance factors; no shares have vesting contingent upon performance factors. Vesting was accelerated in 2018, 2017 and 2016 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of the non-vested restricted stock during the each of the three years in the period ended December 31, 2019:

Non-vested restricted stock	Number of Shares	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2016	396,518	$16.07
Granted	44,758	25.36
Vested	(122,202)	16.19
Forfeited	(41,457)	16.07

Outstanding at December 31, 2017	277,617	$17.51
Granted	18,206	29.84
Vested	(93,764)	15.13
Forfeited	(15,456)	17.46

Outstanding at December 31, 2018	186,603	$19.91
Granted	18,924	23.19
Vested	(56,606)	15.95
Forfeited	(4,986)	20.36

Outstanding at December 31, 2019	143,935	$21.88

During the years ended December 31, 2019, 2018 and 2017, the Company granted restricted stock awards with grant date fair values totaling $0.4 million, $0.5 million and $1.1 million, respectively. The grant date fair value per share was equivalent to the Company’s closing stock price on the date of the grant.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.9 million, $1.3 million and $1.7 million of compensation expense related to restricted stock for the years ended December 31, 2019, 2018 and 2017, respectively.

Of the $0.9 million total compensation expense related to restricted stock for the year ended December 31, 2019, approximately $0.1 million related to accelerated vesting during the first quarter of 2019, based on the achievement of certain performance criteria determined annually. Of the $1.3 million total compensation expense related to restricted stock for the year ended December 31, 2018, approximately $0.2 million related to accelerated vesting during the first quarter of 2018, which was also based on the achievement of certain performance criteria determined annually.

As of December 31, 2019, there was $1.4 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.4 years. As of December 31, 2019, there were no restricted stock awards outstanding for which vesting may be accelerated based on achievement of individual performance measures.

The fair values of shares that vested during the years ended December 31, 2019, 2018 and 2017 were $1.3 million, $2.5 million and $3.0 million, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are granted with vesting conditions based on fulfillment of a service condition (generally three to four years from the grant date), and may also require achievement of certain

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize market restricted stock unit activity for the twelve-month period ended December 31, 2019:

Performance-based & market-based RSUs	Number of RSUs	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2016	120,000	$9.47
Granted	72,180	24.06
Forfeited	(33,627)	14.13
Converted	—	—

Outstanding at December 31, 2017	158,553	$15.13
Granted	35,056	28.25
Forfeited	(1,688)	25.75
Converted	—	—

Outstanding at December 31, 2018	191,921	$17.43
Granted	95,408	18.37
Forfeited	(17,853)	19.57
Converted	(8,000)	9.47
Cancelled due to non-achievement	(4,000)	9.47

Outstanding at December 31, 2019	257,476	18.00

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service-based RSUs	Number of RSUs	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2016	—	$—
Granted	30,653	25.65
Forfeited	(4,813)	25.75
Converted	—	—

Outstanding at December 31, 2017	25,840	25.63
Granted	49,463	28.26
Forfeited	(5,606)	27.21
Converted	(8,441)	25.63

Outstanding at December 31, 2018	61,256	27.61
Granted	74,620	21.50
Forfeited	(13,033)	23.84
Converted	(22,892)	27.39

Outstanding at December 31, 2019	99,951	23.59

The weighted average grant-date fair value of RSUs with both performance and market based vesting conditions granted during the twelve-month period ended December 31, 2019 was $12.91 per unit. There were no RSU’s with vesting conditions based on both performance and market conditions granted during the twelve-month periods ended December 31, 2018 and 2017. There were no RSU’s with vesting conditions based solely on market conditions granted during the twelve-month periods ended December 31, 2019 and 2018. The weighted average grant-date fair value of RSUs with market based vesting conditions granted during the twelve-month period ended December 31, 2017 was $13.32 per unit. The weighted average grant date fair value of these performance based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Grant date stock price	$21.50	—	25.75
Risk-free interest rate	2.16%	—%	1.72%
Expected volatility	26.68%	—%	33.42%
Dividend yield	—	—	—

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

During the years ended December 31, 2019, 2018 and 2017, the Company granted RSUs with grant-date fair values totaling $3.4 million,$ 2.4 million and $2.5 million, respectively. The Company recognized $1.8 million,$,1.7 million and $0.9 million of compensation expense related to RSUs for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $2.7 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 1.5 years based on the most probable performance assumptions. In the event maximum performance targets are achieved, an additional $2.8 million of compensation cost would be recognized over a weighted average period

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 1.7 years. As of December 31, 2019, 145,729 performance units are expected to convert to shares of common stock based on the most probable performance assumptions. In the event maximum performance targets are achieved, 377,803 performance units would convert to shares of common stock.

Employee Stock Purchase Plan

In May 2012, the Company’s shareholders approved the adoption of the Company’s 2012 Employee Stock Purchase Plan (the “2012 ESPP”). Under the terms of the 2012 ESPP, employees have the opportunity to set aside up to 10% of their compensation (subject to certain maximums) and to purchase shares of common stock during designated offering periods at a price equal to the lesser of 95% of the fair market value per share on the first day of the offering period or the fair market value per share on the purchase date. The aggregate number of shares that may be issued under the 2012 ESPP is 140,000. During the years ended 2019 and 2018, 18,458 and 18,076 shares, respectively, of common stock were sold for $0.4 million and $0.4 million, respectively, pursuant to the terms of the 2012 ESPP. As of December 31, 2019, there were 14,891 shares remaining available for issuance under the 2012 ESPP. The Company recognized total compensation expense of $0.1 million related to the 2012 ESPP for each of the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 20 — Employee 401(k) Plan

The Company adopted a 401(k) plan (the “401(k) Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the 401(k) Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service guidelines. Effective July 1, 2007, the 401(k) Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2019, 2018 and 2017 were approximately $0.4 million, $0.3 million and $0.3 million, respectively.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — Parent Company

Summarized financial information of the parent company is as follows:

Parent Company — Balance Sheet

	December 31,
	2019	2018
	(Dollars in thousands, except per-share data)
ASSETS
Investment in and advances to subsidiaries:
Bank subsidiary	$150,745	$141,827
Nonbank subsidiaries	64,211	56,684

Total assets	$214,956	$198,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 12,113,585 and 12,367,724 shares issued and outstanding at December 31, 2019 and 2018, respectively	121	124
Additional paid-in capital	79,665	83,496
Accumulated other comprehensive loss	58	(44)
Retained earnings	135,112	114,935

Total stockholders’ equity	214,956	198,511

Total liabilities and stockholders’ equity	$214,956	$198,511

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company — Income Statement

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Income:
Dividends from nonbank subsidiaries	$14,262	$9,931	$11,556
Dividends from bank subsidiary	6,000	20,000	6,000

Total revenue	20,262	29,931	17,556
Total expense	—	—	—

Income before income taxes and equity in undistributed net income of subsidiaries	20,262	29,931	17,556
Income tax (benefit) expense	—	—	—
Equity in undistributed income (loss):
Bank subsidiary	8,816	(3,417)	14,571
Nonbank subsidiaries	(1,962)	(1,534)	(6,835)

Net Income	$27,116	$24,980	$25,292

Other comprehensive income:
Reclassification due to adoption of ASU 2016-01, ASU 2018-02 and ASU 2018-03	—	107	—
Increase (decrease) in fair value of securities available for sale	138	(7)	68
Tax effect	(36)	(48)	(26)

Total other comprehensive income	102	52	42

Comprehensive income	$27,218	$25,032	$25,334

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company — Statement of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$27,116	$24,980	$25,292
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net (income) losses of subsidiaries	(21,116)	(4,980)	(19,292)

Net cash provided by operating activities	6,000	20,000	6,000

Cash flows from investing activities:
Capital returned from nonbank subsidiaries	14,262	9,931	11,556
Capital contributed to subsidiaries	(6,484)	(20,492)	(6,941)

Net cash provided by (used in) investing activities	7,778	(10,561)	4,615

Cash flows from financing activities:
Issuances of common stock	410	402	356
Repurchases of common stock	(7,323)	(2,908)	(4,501)
Dividends paid to common stockholders	(6,865)	(6,956)	(6,958)
Exercise of stock options	—	23	488

Net cash used in financing activities	(13,778)	(9,439)	(10,615)

Net increase in total cash and cash equivalents	—	—	—
Total cash and cash equivalents, beginning of period	—	—	—

Total cash and cash equivalents, end of period	$—	$—	$—

NOTE 22 — Events Subsequent to Year-End

The Company declared a dividend of $0.14 per share on January 30, 2020. The quarterly dividend, which amounted to a dividend payment of approximately $1.7 million, was paid on February 20, 2020 to shareholders of record on the close of business on February 10, 2020. It represented the Company’s thirty-fourth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplementary Data

The selected unaudited quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth
	(Dollars in thousands, except per-share data)
Year ended December 31, 2019
Interest income	$25,883	$27,082	$27,708	$26,747
Fee income	4,042	3,507	3,869	3,787
Interest and fee income	29,925	30,589	31,577	30,534
Interest expense	5,962	6,408	6,561	6,102
Provision for credit losses	5,363	4,756	7,662	10,255
Non-interest income	12,948	7,201	10,362	13,520
Income tax expense	1,602	1,974	3,281	2,880
Net income	5,141	6,115	7,446	8,414
Basic earnings per share	0.42	0.50	0.61	0.69
Diluted earnings per share	0.41	0.49	0.60	0.69
Cash dividends declared per share	0.14	0.14	0.14	0.14
Net investment in leases and loans	1,023,190	1,062,271	1,034,498	1,006,520
Total assets	1,246,725	1,279,983	1,247,416	1,207,443

Year ended December 31, 2018
Interest income	$23,279	$23,964	$24,836	$24,946
Fee income	3,959	3,876	3,930	4,078
Interest and fee income	27,238	27,840	28,766	29,024
Interest expense	3,399	3,711	4,955	5,349
Provision for credit losses	4,612	4,256	4,893	5,761
Non-interest income	5,234	4,627	4,448	7,125
Income tax expense	1,682	2,057	1,723	2,259
Net income	6,185	6,467	5,906	6,422
Basic earnings per share	0.50	0.52	0.48	0.52
Diluted earnings per share	0.50	0.52	0.47	0.51
Cash dividends declared per share	0.14	0.14	0.14	0.14
Net investment in leases and loans	930,627	963,109	970,425	1,000,740
Total assets	1,071,225	1,113,311	1,126,733	1,167,046

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2019, we updated our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the 1934 Act. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the 1934 Act) are designed and operating effectively to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the Securities and Exchange Commission is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2020 Annual Meeting of Stockholders.

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

The information required by Item 11 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2020 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2020 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1.	Financial Statements and Supplemental Data

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

Supplementary Data.

2.	Financial Statement Schedules

Schedules are omitted because they are not applicable or are not required or because the required information is included in the consolidated and combined financial statements or notes thereto.

(b) Exhibits

Number	Description

3.1(2)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(13)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin Leasing Corporation and certain of its shareholders.

4.2	Description of Securities (Filed herewith)

10.1(5)†	2003 Equity Compensation Plan of the Registrant, as amended.

10.2(4)†	Amendment 2009-1 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.3(4)†	Amendment 2009-2 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.4(4)†	Amendment 2009-3 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.5(5)†	2012 Employee Stock Purchase Plan of the Registrant.

10.6(3)	Letter Agreement, dated as of June 11, 2007 and effective as of March 11, 2008, by and between the Registrant, Peachtree Equity Investment Management, Inc. and WCI (Private Equity) LLC.

10.7(6)†	2014 Equity Compensation Plan.

10.8(7)†	Form of Non-Employee Director Stock Award.

Number	Description

10.9(8)†	Form of Employee Stock Award.

10.10(9)†	Employment Offer Letter between W. Taylor Kamp and Marlin Business Services Corp. dated as of August 3, 2015.

10.11(10)†	Severance Pay Plan for Senior Management.

10.12(11)†	Employment Offer Letter between Jeffrey A. Hilzinger and Marlin Business Services Corp. dated as of April 25, 2016.

10.13(12)†	Form of Performance Stock Unit Award Agreement.

10.14(15)†	Employment Offer Letter between Michael A. Bogansky and Marlin Business Services Corp. dated as of December 4, 2018.

10.15(14)†	2019 Equity Compensation Plan

10.16†	Separation and General Release Agreement between Edward R. Dietz, Jr. and Marlin Business Services Corp. dated as of August 1, 2019 and re-affirmed as of December 31, 2019 (Filed herewith).

21.1	List of Subsidiaries (Filed herewith).

23.1	Consent of Deloitte & Touche LLP (Filed herewith)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended) (Furnished herewith).

101	Financial statements from the Annual Report on Form 10-K of the Company for the period ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Submitted electronically with this report).

†	Management contract or compensatory plan or arrangement.
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

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 5, 2016, and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 19, 2016, and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2016, and incorporated by reference herein.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2019, and incorporated by reference herein.
(15)

Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on March 8, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2020

MARLIN BUSINESS SERVICES CORP.

By:	/s/ JEFFREY HILZINGER
Jeffrey Hilzinger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY HILZINGER	Chief Executive Officer	March 13, 2020
Jeffrey Hilzinger	(Principal Executive Officer)

/S/ MICHAEL R. BOGANSKY	Chief Financial Officer and	March 13, 2020
Michael R. Bogansky	Senior Vice President
(Principal Financial and Accounting Officer)

/S/ LAWRENCE J. DEANGELO	Chairman of the Board of Directors	March 13, 2020
Lawrence J. DeAngelo

/S/ JOHN J. CALAMARI	Director	March 13, 2020
John J. Calamari

/S/ SCOTT HEIMES	Director	March 13, 2020
Scott Heimes

/S/ MATTHEW J. SULLIVAN	Director	March 13, 2020
Matthew J. Sullivan

/S/ J. CHRISTOPHER TEETS	Director	March 13, 2020
J. Christopher Teets

/S/ JAMES W. WERT	Director	March 13, 2020
James W. Wert