Form 10-Q
period 2020-03-31
MARLIN BUSINESS SERVICES CORP
filed 2020-05-01
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

At April 23, 2020, 11,884,174 shares of Registrant’s common stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the Quarter Ended March 31, 2020

PART I. Financial Information

Item 1. Consolidated Financial Statements

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
	(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks	$5,261	$4,701
Interest-earning deposits with banks	205,809	118,395

Total cash and cash equivalents	211,070	123,096
Time deposits with banks	13,664	12,927
Restricted interest-earning deposits (includes $6.5 million and $6.9 million at March 31, 2020 and December 31, 2019, respectively related to consolidated VIEs)	6,474	6,931
Investment securities (amortized cost of $10.6 million and $11.1 million at March 31, 2020 and December 31, 2019, respectively)	10,480	11,076
Net investment in leases and loans:
Leases	407,148	426,608
Loans	614,988	601,607

Net investment in leases and loans, excluding allowance for credit losses (includes $62.0 million and $76.1 million at March 31, 2020 and December 31, 2019, respectively, related to consolidated VIEs)	1,022,136	1,028,215
Allowance for credit losses	(52,060)	(21,695)

Total net investment in leases and loans	970,076	1,006,520
Intangible assets	7,261	7,461
Goodwill	—	6,735
Operating lease right-of-use assets	8,618	8,863
Property and equipment, net	8,138	7,888
Property tax receivables, net of allowance	10,291	5,493
Other assets	17,465	10,453

Total assets	$1,263,537	$1,207,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$941,996	$839,132
Long-term borrowings related to consolidated VIEs	62,193	76,091
Operating lease liabilities	9,487	9,730
Other liabilities:
Sales and property taxes payable	7,267	2,678
Accounts payable and accrued expenses	28,427	34,028
Net deferred income tax liability	25,677	30,828

Total liabilities	1,075,047	992,487

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value; 75,000,000 shares authorized; 11,884,473 and 12,113,585 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	119	121
Additional paid-in capital	75,647	79,665
Accumulated other comprehensive income (loss)	20	58
Retained earnings	112,704	135,112

Total stockholders’ equity	188,490	214,956

Total liabilities and stockholders’ equity	$1,263,537	$1,207,443

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per-share data)
Interest income	$26,465	$25,883
Fee income	2,766	4,042

Interest and fee income	29,231	29,925
Interest expense	5,680	5,962

Net interest and fee income	23,551	23,963
Provision for credit losses	25,150	5,363

Net interest and fee income after provision for credit losses	(1,599)	18,600

Non-interest income:
Gain on leases and loans sold	2,282	3,612
Insurance premiums written and earned	2,282	2,132
Other income	7,639	7,204

Non-interest income	12,203	12,948

Non-interest expense:
Salaries and benefits	9,519	11,451
General and administrative	13,605	13,354
Goodwill impairment	6,735	—

Non-interest expense	29,859	24,805

(Loss) income before income taxes	(19,255)	6,743
Income tax (benefit) expense	(7,434)	1,602

Net (loss) income	$(11,821)	$5,141

Basic (loss) earnings per share	$(1.00)	$0.42
Diluted (loss) earnings per share	$(1.00)	$0.41

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net (loss) income	$(11,821)	$5,141

Other comprehensive income (loss):
(Decrease) increase in fair value of debt securities available for sale	(51)	54
Tax effect	13	(14)

Total other comprehensive (loss) income	(38)	40

Comprehensive (loss) income	$(11,859)	$5,181

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2018	12,367,724	124	83,496	(44)	114,935	$198,511
Repurchase of common stock	(48,857)	(1)	(1,144)	—	—	(1,145)
Stock issued in connection with restricted stock and RSUs, net of forfeitures	30,209	—	—	—	—	—
Stock-based compensation recognized	—	—	861	—	—	861
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	40	—	40
Net income	—	—	—	—	5,141	5,141
Cash dividends paid ($0.14 per share)	—	—	—	—	(1,758)	(1,758)

Balance, March 31, 2019	12,349,076	$123	$83,213	$(4)	$118,318	$201,650

Balance, December 31, 2019	12,113,585	121	79,665	58	135,112	214,956
Repurchase of common stock	(285,593)	(3)	(4,535)	—	—	(4,538)
Stock issued in connection with restricted stock and RSUs, net of forfeitures	56,481	1	(1)	—	—	—
Stock-based compensation recognized	—	—	518	—	—	518
Net change in unrealized gain/loss on securities available for sale, net of tax	—	—	—	(38)	—	(38)
Net (loss)	—	—	—	—	(11,821)	(11,821)
Impact of adoption of new accounting standards (1)	—	—	—	—	(8,877)	(8,877)
Cash dividends paid ($0.14 per share)	—	—	—	—	(1,710)	(1,710)

Balance, March 31, 2020	11,884,473	$119	$75,647	$20	$112,704	$188,490

(1)	Represents the impact of Accounting Standards Update (“ASU”) 2016-13 and related ASUs collectively referred to as “CECL”. See Note 2.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(11,821)	$5,141
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,057	1,209
Stock-based compensation	518	861
Goodwill impairment	6,735	—
Change in fair value of equity securities	(58)	(43)
Provision for credit losses	25,150	5,363
Change in net deferred income tax liability	(2,107)	1,364
Amortization of deferred initial direct costs and fees	3,413	3,563
Loss on equipment disposed	—	389
Gain on leases sold	(2,282)	(3,612)
Leases originated for sale	(3,693)	(10,675)
Proceeds from sale of leases originated for sale	3,874	11,052
Noncash lease expense	324	275
Effect of changes in other operating items:
Other assets	(12,002)	(4,982)
Other liabilities	1,083	2,559

Net cash provided by operating activities	10,191	12,464

Cash flows from investing activities:
Net change in time deposits with banks	(737)	(1,580)
Purchases of equipment for lease contracts and funds used to originate loans	(156,145)	(197,168)
Principal collections on leases and loans	129,810	122,871
Proceeds from sale of leases originated for investment	21,337	45,428
Security deposits collected, net of refunds	(78)	(76)
Proceeds from the sale of equipment	840	696
Acquisitions of property and equipment	(796)	(376)
Principal payments received on securities available for sale	594	372

Net cash (used in) investing activities	(5,175)	(29,833)

Cash flows from financing activities:
Net change in deposits	102,864	84,391
Term securitization repayments	(14,008)	(21,104)
Business combinations earn-out consideration payments	(132)	(121)
Repurchases of common stock	(4,538)	(1,145)
Dividends paid	(1,685)	(1,727)

Net cash provided by financing activities	82,501	60,294

Net increase in total cash, cash equivalents and restricted cash	87,517	42,925
Total cash, cash equivalents and restricted cash, beginning of period	130,027	111,201

Total cash, cash equivalents and restricted cash, end of period	$217,544	$154,126

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$5,420	$5,204
Net cash paid (refunds received) for income taxes	1,797	1,371
Leases transferred into held for sale from investment	19,235	42,193
Supplemental disclosures of non cash investing activities:
Business combinations assets acquired	$—	$146
Purchase of equipment for lease contracts and loans originated	3,773	6,979
Reconciliation of Cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$211,070	$140,952
Restricted interest-earning deposits	6,474	13,174

Cash, cash equivalents and restricted cash at end of period	$217,544	$154,126

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of financial statement presentation. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. MLC and MBB are managed together as a single business segment and are aggregated for financial reporting purposes as they exhibit similar economic characteristics, share the same leasing and loan portfolio and have a single consolidated product offering platform. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements present the Company’s financial position at March 31, 2020 and the results of operations for the three-month periods ended March 31, 2020 and 2019, and cash flows for the three-month periods ended March 31, 2020 and 2019. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and note disclosures included in the Company’s Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020. The consolidated results and statements of cash flows for these interim financial statements are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

Use of Estimates. These unaudited consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for income recognition, the residual values of leased equipment, the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, the fair value of financial instruments, estimated losses from insurance program, and income taxes. Actual results could differ from those estimates.

Provision for income taxes. Income tax benefit of $7.4 million was recorded for the three-month period ended March 31, 2020, compared to expense of $1.6 million for the three-month period ended March 31, 2019. For the three-month period ended March 31, 2020, the income tax benefit includes a $3.2 million discrete benefit, related to remeasuring our federal net operating losses, driven by certain provisions in the CARES Act. Our statutory tax rate, which is a combination of federal and state income tax rates, was approximately 23.9% for both periods. However, our effective tax rate was 38.6% for the three-month period ended March 31, 2020, driven by the recognition of the discrete benefit.

Significant Accounting Policies. There have been no significant changes to our Significant Accounting Policies as described in our 2019 Annual Report on Form 10-K other than the adoption of ASU 2016-13 as described below.

Recently Adopted Accounting Standards.

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

CECL replaces the probable, incurred loss model with a measurement of expected credit losses for the contractual term of the Company’s current portfolio of loans and leases. After the adoption of CECL, an allowance, or estimate of credit losses, will be recognized immediately upon the origination of a loan or lease, and will be adjusted in each subsequent reporting period. This estimate of credit losses takes into consideration all cashflows the Company expects to receive or derive from the pools of contracts, including recoveries after charge-off, amounts related to initial direct cost and origination costs net of fees deferred, accrued interest receivable and certain future cashflows from residual assets. The Company had previously recognized residual income within Fee Income in its Consolidated Statements of Operations; the adoption of CECL results in such residual income being captured as a component of the activity of the allowance. The Company’s policy for charging off contracts against the allowance, and non-accrual policy are not impacted by the adoption of CECL.

The provision for credit losses recognized in the Consolidated Statements of Operations under CECL will be primarily driven by originations, offset by the reversal of the allowance for any contracts sold, plus any amounts of realized cashflows, such as charge-offs, above or below our modeled estimates, plus adjustments for changes in estimate each subsequent reporting period.

Estimating an allowance under CECL requires the Company to develop and maintain a consistent systematic methodology to measure the estimated credit losses inherent in its current portfolio, over the entire life of the contracts. The Company assesses the appropriate collective, or pool, basis to use to aggregate its portfolio based on the existence of similar risk characteristics and determined that its measurement begins by separately considering segments of financing receivables, which is similar to how it has historically analyzed its allowance for credit losses: (i) equipment finance lease and loan; (ii) working capital loans; (iii) commercial vehicles “CVG”; and (iv) Community Reinvestment Act. However, these classes of receivables are further disaggregated into pools of loans based on risk characteristics that may include: lease or loan type, origination channel, and internal credit score (which is a measurement that combines many risk characteristics, including loan size, external credit scores, existence of a guarantee, and various characteristics of the borrower’s business).

As part of our analysis of expected credit losses, we may analyze contracts on an individual basis, or create additional pools of contracts, in situations where such loans exhibit unique risk characteristics and are no longer expected to experience similar losses to the rest of their pool.

As part of its estimate of expected credit losses, specific to each measurement date, management considers relevant qualitative and quantitative factors to assess whether the historical loss experience being referenced should be adjusted to better reflect the risk characteristics of the current portfolio and the expected future loss experience for the life of these contracts. This assessment incorporates all available information relevant to considering the collectability of its current portfolio, including considering economic and business conditions, default trends, changes in its portfolio composition, changes in its lending policies and practices, among other internal and external factors.

The Company adopted the guidance in these ASUs, effective January 1, 2020, applying changes resulting from the application of the new standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

The adoption of this standard resulted in the following adjustment to the Company’s Consolidated Balance Sheets:

	Balance as of December 31, 2019	Adoption Impact	Balance as of January 1, 2020
		(Dollars in thousands)
Assets:
Net investment in leases and loans	$1,028,215	$—	$1,028,215
Allowance for credit losses	(21,695)	(11,908)	(33,603)

Total net investment in leases and loans	1,006,520		994,612
Liabilities:
Net deferred income tax liability	30,828	(3,031)	27,797
Stockholders’ Equity:
Retained Earnings	135,112	(8,877)	126,235

See Note 6 – Allowance for Credit Losses, for further discussion of the January 1, 2020 measurement of allowance under CECL, as well as discussion of the Company’s new Accounting Policy governing its Allowance.

See Note 13 – Stockholders’ Equity, for discussion of the Company’s election to delay for two-years the effect of CECL on regulatory capital, followed by a three-year phase-in for a five-year total transition.

In addition, as a result of adoption this standard, future measurements of the impairment of our investment securities will incorporate the guidance in these ASUs, including analyzing any decline in fair value between credit quality-driven factors versus other factors. There was no impact as of the adoption date to our investment securities.

NOTE 3 – Non-Interest Income

The following table summarizes non-interest income for the periods presented:

	Three Months Ended March 31,
	(dollars in thousands)
	2020	2019
Insurance premiums written and earned	$2,282	$2,132
Gain on sale of leases and loans	2,282	3,612
Other income:
Property tax income	5,504	5,643
Servicing income	566	287
Net gain (loss) recognized on equity securities	58	43

Non-interest income within the scope of other GAAP topics	10,692	11,717

Other income:
Insurance policy fees	918	668
Property tax administrative fees on leases	234	268
ACH payment fees	72	86
Referral fees	94	155
Other	193	54

Non-interest income from contracts with customers	1,511	1,231

Total non-interest income	$12,203	$12,948

NOTE 4 – Investment Securities

The Company has the following investment securities as of the periods presented:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Equity Securities
Mutual fund	$3,692	$3,615
Debt Securities, Available for Sale:
Asset-backed securities (“ABS”)	4,135	4,332
Municipal securities	2,653	3,129

Total investment securities	$10,480	$11,076

The following schedule summarizes changes in fair value of equity securities and the portion of unrealized gains and losses for each period presented:

	Three months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Net gains and (losses) recognized during the period on equity securities	$58	$43
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—

Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$58	$43

Available for Sale

The following schedule is a summary of available for sale investments for the periods presented:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(Dollars in thousands)
ABS	$4,074	$61	$—	$4,135
Municipal securities	2,664	14	(25)	2,653

Total Debt Securities, Available for Sale	$6,738	$75	$(25)	$6,788

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(Dollars in thousands)
ABS	$4,302	$33	$(3)	$4,332
Municipal securities	3,058	71	—	3,129

Total Debt Securities, Available for Sale	$7,360	$104	$(3)	$7,461

The Company evaluates its available for sale securities in an unrealized loss position for other than temporary impairment on at least a quarterly basis. The company did not recognize any other than temporary impairment to earnings for each of the periods ended March 31, 2020 and March 31, 2019.

The following tables present the aggregate amount of unrealized losses on available for sale securities in the Company’s investment securities classified according to the amount of time those securities have been in a continuous loss position as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
			(Dollars in thousands)
Municipal securities	$(25)	$1,834	$—	$—	$(25)	$1,834

Total available for sale investment securities	$(25)	$1,834	$—	$—	$(25)	$1,834

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
			(Dollars in thousands)
ABS	$—	$—	$(3)	$430	$(3)	$430

Total available for sale investment securities	$—	$—	$(3)	$430	$(3)	$430

The following table presents the amortized cost, fair value, and weighted average yield of available for sale investments at March 31, 2020, based on estimated average life. Receipt of cash flows may differ from those estimated maturities because borrowers may have the right to call or prepay obligations with or without penalties:

	Distribution of Maturities
	1 Year or Less	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Total
			(Dollars in thousands)
Amortized Cost:
ABS	$—	$2,427	$1,647	$—	$4,074
Municipal securities	15	34	756	1,859	2,664

Total available for sale investments	$15	$2,461	$2,403	$1,859	$6,738

Estimated fair value	$15	$2,501	$2,413	$1,859	$6,788
Weighted-average yield, GAAP basis	4.75%	2.02%	1.81%	2.58%	2.42%

NOTE 5 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Minimum lease payments receivable	$434,841	$457,602
Estimated residual value of equipment	29,464	29,342
Unearned lease income, net of initial direct costs and fees deferred	(56,645)	(59,746)
Security deposits	(512)	(590)

Total leases	407,148	426,608
Commercial loans, net of origination costs and fees deferred
Working Capital Loans	59,012	60,942
CRA(1)	1,410	1,398
Equipment loans(2)	481,000	464,655
CVG	73,566	74,612

Total commercial loans	614,988	601,607
Net investment in leases and loans, excluding allowance	1,022,136	1,028,215
Allowance for credit losses	(52,060)	(21,695)

	$970,076	$1,006,520

(1)	CRA loans are comprised of loans originated under a line of credit to satisfy its obligations under the Community Reinvestment Act of 1977.
(2)	Equipment loans are comprised of Equipment Finance Agreements, Installment Purchase Agreements and other loans.

At March 31, 2020, $62.0 million in net investment in leases were pledged as collateral for the Company’s outstanding asset-backed securitization balance and $55.1 million in net investment in leases were pledged as collateral for the secured borrowing capacity at the Federal Reserve Discount Window.

The amount of deferred initial direct costs and origination costs net of fees deferred were $19.5 million and $20.5 million as of March 31, 2020 and December 31, 2019, respectively. Initial direct costs are netted in unearned income and are amortized to income using the effective interest method. ASU 2016-02 limited the types of costs that qualify for deferral as initial direct costs for leases, which reduced the deferral of unit lease costs and resulted in an increase in current period expense. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At March 31, 2020 and December 31, 2019, $23.5 million and $23.4 million, respectively, of the estimated residual value of equipment retained on our Consolidated Balance Sheets was related to copiers.

Maturities of lease receivables under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, were as follows as of March 31, 2020:

	Minimum Lease Payments Receivable (1)	Net Income Amortization (2)
	(Dollars in thousands)
Period Ending December 31,
Remainder of 2020	$132,867	$22,664
2021	137,907	18,737
2022	90,158	9,728
2023	49,519	4,107
2024	20,660	1,140
Thereafter	3,730	269

	$434,841	$56,645

(1)	Represents the undiscounted cash flows of the lease payments receivable.
(2)	Represents the difference between the undiscounted cash flows and the discounted cash flows.

Portfolio Sales

The Company originates certain lease and loans for sale to third parties, based on their underwriting criteria and specifications. In addition, the Company may periodically enter into agreements to sell certain leases and loans that were originated for investment to third parties.

For agreements that qualify as a sale where the Company has continuing involvement through servicing, the Company recognizes a servicing liability at its initial fair value, and then amortizes the liability over the expected servicing period based on the effective yield method, within Other income in the Consolidated Statements of Operations. The Company’s sale agreements typically do not contain a stated servicing fee, so the initial value recognized as a servicing liability is a reduction of the proceeds received and is based on an estimate of the fair value attributable to that obligation. The Company’s servicing liability was $2.3 million and $2.5 million as of March 31, 2020 and December 31, 2019, respectively, and is recognized within Accounts payable and accrued expenses in the Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the portfolio of leases and loans serviced for others was $328 million and $340 million, respectively.

In addition, the Company may have continuing involvement in contracts sold through any recourse obligations that may include customary representations and warranties or specific recourse provisions. The Company’s expected losses from recourse obligations was $1.2 million as of March 31, 2020 and was $0.4 million as of December 31, 2019.

The following table summarizes information related to portfolio sales for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Sales of leases and loans	$22,929	$52,867
Gain on sale of leases and loans	2,282	3,612

NOTE 6 – Allowance for Credit Losses

For 2019 and prior, we maintained an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable incurred net credit losses in accordance with the Contingencies Topic of the FASB ASC.

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), which changed our accounting policy and estimated allowance. CECL replaces the probable, incurred loss model with a measurement of expected credit losses for the contractual term of the Company’s current portfolio of loans and leases. After the adoption of CECL, an allowance, or estimate of credit losses, will be recognized immediately upon the origination of a loan or lease, and will be adjusted in each subsequent reporting period. See further discussion of the adoption of this accounting standard and a summary of the Company’s revised Accounting Policy for Allowance for Credit Losses in Note 2, Summary of Significant Accounting Policies. Detailed discussion of our measurement of allowance under CECL as of the adoption date and March 31, 2020 is below.

The following tables summarize activity in the allowance for credit losses:

	Three Months Ended March 31, 2020
	Commercial Leases and Loans
(Dollars in thousands)	Equipment Finance	Working Capital Loans	CVG	CRA	Total
Allowance for credit losses, December 31, 2019	$18,334	$1,899	$1,462	$—	$21,695
Adoption of ASU 2016-13 (CECL)(1)	9,264	(3)	2,647	—	11,908

Allowance for credit losses, January 1, 2020	$27,598	$1,896	$4,109	$—	$33,603

Charge-offs	(6,490)	(1,279)	(729)	—	(8,498)
Recoveries	525	38	89	—	652

Net chargeoffs	(5,965)	(1,241)	(640)	—	(7,846)

Realized cashflows from Residual Income	1,153	—	—	—	1,153

Provision for credit losses	14,988	6,545	3,617	—	25,150

Allowance for credit losses, end of period	$37,774	$7,200	$7,086	$—	$52,060

Net investment in leases and loans, before allowance	$877,199	$59,012	$84,515	$1,410	$1,022,136

	Three Months Ended March 31, 2019
	Commercial Leases and Loans
(Dollars in thousands)	Equipment Finance	Working Capital Loans	CVG	CRA	Total
Allowance for credit losses, beginning of period	$13,531	$1,467	$1,102	$—	$16,100

Charge-offs	(4,333)	(673)	(328)	—	(5,334)
Recoveries	734	19	—	—	753

Net charge-offs	(3,599)	(654)	(328)	—	(4,581)

Provision for credit losses	4,043	871	449	—	5,363

Allowance for credit losses, end of period	$13,975	$1,684	$1,223	$—	$16,882

Net investment in leases and loans, before allowance	$915,556	$43,210	$79,830	$1,476	$1,040,072

(1)

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed our accounting policy and estimated allowance, effective January 1, 2020. See further discussion in Note 2, Summary of Significant Accounting Policies, and below.

Estimate of Current Expected Credit Losses (CECL)

Starting with the January 1, 2020 adoption of CECL, the Company recognizes an allowance, or estimate of credit losses, immediately upon the origination of a loan or lease, and that estimate will be reassessed in each subsequent reporting period. This estimate of credit losses takes into consideration all cashflows the Company expects to receive or derive from the pools of contracts, including recoveries after charge-off, amounts related to initial direct cost and origination costs net of fees deferred, accrued interest receivable and certain future cashflows from residual assets.

As part of its estimate of expected credit losses, specific to each measurement date, management considers relevant qualitative and quantitative factors to assess whether the historical loss experience being referenced should be adjusted to better reflect the risk characteristics of the current portfolio and the expected future loss experience for the life of these contracts. This assessment incorporates all available information relevant to considering the collectability of its current portfolio, including considering economic and business conditions, default trends, changes in its portfolio composition, changes in its lending policies and practices, among other internal and external factors.

Current Measurement

The Company selected a vintage loss model as the approach to estimate and measure its expected credit losses for all portfolio segments and for all pools, primarily because the timing of the losses realized has been consistent across historical vintages, such that the company is able to develop a predictable and reliable loss curve for each separate portfolio segment. The vintage model assigns loans to vintages by origination date, measures our historical average actual loss and recovery experience within that vintage, develops a loss curve based on the averages of all vintages, and predicts (or forecasts) the remaining expected net losses of the current portfolio by applying the expected net loss rates to the remaining life of each open vintage.

Additional detail specific to the measurement of each portfolio segment under CECL as of January 1, 2020 and March 31, 2020 is summarized below.

Equipment Finance:

Equipment Finance consists of Equipment Finance Agreements, Installment Purchase Agreements and other leases and loans. The risk characteristics referenced to develop pools of Equipment Finance leases and loans are based on internally developed credit score ratings, which is a measurement that combines many risk characteristics, including loan size, external credit scores, existence of a guarantee, and various characteristics of the borrower’s business. In addition, the Company separately measured a pool of true leases so that any future cashflows from residuals could be used to partially offset the allowance for that pool.

The Company’s measurement of Equipment Finance pools is based on its own historical loss experience. The Company analyzed the correlation of its own loss data from 2004 to 2019 against various economic variables in order to determine an approach for reasonable and supportable forecast. The Company then selected certain economic variables to reference for its forecast about the future, specifically the unemployment rate and growth in business bankruptcy. The Company’s methodology reverts from the forecast data to its own loss data adjusted for the long-term average of the referenced economic variables, on a straight-line basis.

At each reporting date, the Company considers current conditions, including changes in portfolio composition or the business environment, when determining the appropriate measurement of current expected credit losses for the remaining life of its portfolio. As of the January 1, 2020 adoption date, the Company utilized a 12-month forecast period and 12-month straight-line reversion period, based on its initial assessment of the appropriate timing.

However, for its March 31, 2020 measurement, the Company adjusted its model to reference a 6-month forecast period and 12-month straight line reversion period. The change in the length of the reasonable and supportable forecast was based on observed market volatility in late March and uncertainty of the duration and level of impact of the COVID-19 virus on the macroeconomic environment and the Company’s portfolio, including uncertainty about the forecasted impact of COVID-19 that was underlying its economic forecasted variables beyond a 6-month period. The forecast adjustment to the Equipment Finance portfolio segment resulted in a $10.8 million increase to the provision for the three months ended March 31, 2020.

The Company qualitatively assessed the output of the Equipment Finance calculated allowance after adjusting the forecast period, and determined the resulting credit loss estimate to properly reflect its estimate of expected net cashflows of this portfolio segment over the remaining contract term.

Working Capital:

The risk characteristics referenced to develop pools of Working Capital loans is based on origination channel, separately considering an estimation of loss for direct-sourced loans versus loans that were sourced from a broker. The Company’s historical relationship with its direct-sourced customers typically results in a lower level of credit risk than loans sourced from brokers where the Company has no prior credit relationship with the customer.

The Company’s measurement of Working Capital pools is based on its own historical loss experience. The Company’s Working Capital loans typically range from 6 – 12 months of duration. For this portfolio segment, due to the short contract duration, the Company did not define a standard methodology to adjust its loss estimate based on a forecast of economic conditions. However, the Company will continually assess through a qualitative adjustment whether there are changes in conditions and the environment that will impact the performance of these loans that should be considered for qualitative adjustment.

At each reporting date, the Company considers current conditions, including changes in portfolio composition or the business environment, when determining the appropriate measurement of current expected credit losses for the remaining life of its portfolio. As of the January 1, 2020 adoption date, there was no qualitative adjustment to the Working Capital portfolio. However, for the March 31, 2020 measurement, driven by the elevated risk of credit loss driven by market conditions due to COVID-19, the Company developed alternate scenarios for credit loss based on an analysis of the characteristics of its portfolio, considering different timing and magnitudes of potential exposures. The Company determined its most likely expectation for credit losses for the Working Capital segment for the remaining nine months of 2020, based on the increased risk to its borrowers and increased risk to the collectability of its portfolio from COVID-19, and increased the reserve by a $5.5 million qualitative adjustment for that loss estimate.

Commercial Vehicle Group (CVG):

Transportation-related equipment leases and loans are analyzed as a single pool, as the Company did not consider any risk characteristics to be significant enough to warrant disaggregating this population.

The Company’s measurement of CVG pools is based on a combination of its own historical loss experience and industry loss data from an external source. The Company has limited history of this product, and therefore the Company determined it was appropriate to develop an estimate based on a combination of data. Due to the Company’s limited history of performance of this segment, and the limited size of the portfolio, the Company did not develop a standard methodology to adjust its loss estimate based on a forecast of economic conditions. However, the Company will continually assess through a qualitative adjustment whether there are changes in conditions and the environment that will impact the performance of these loans that should be considered for qualitative adjustment.

At each reporting date, the Company considers current conditions, including changes in portfolio composition or the business environment, when determining the appropriate measurement of for the remaining life of the current portfolio. As of the January 1, 2020 adoption date, there were no qualitative adjustment to the CVG portfolio. However, for the March 31, 2020 measurement, driven by the elevated risk of credit loss driven by market conditions due to COVID-19, the Company developed alternate scenarios for expected credit loss for this segment, considering different timing and magnitudes of potential exposures. The Company determined its most likely expectation for credit losses for the CVG segment for the remaining nine months of 2020 based on the increased risk to its borrowers and increased risk to the collectability of its portfolio from COVID-19, and increased the reserve by a $2.9 million qualitative adjustment for that loss estimate.

Community Reinvestment Act (CRA):

CRA loans are comprised of loans originated under a line of credit to satisfy the Company’s obligations under the Community Reinvestment Act of 1977. The Company does not measure an allowance specific to this portfolio segment because the exposure to credit loss is nominal.

In response to COVID-19, starting in mid-March 2020, the Company instituted a payment deferral program in order to assist its small-business customers that request relief who are current under their existing obligations and can demonstrate that their ability to repay has been impacted by the COVID-19 crisis. Through March 31, 2020, the Company had processed payment deferral modifications for 520 contracts, or $19.5 million net investment in leases and loans, where the typical modification included a 60-day deferral of payments for Working Capital loans and 90-day deferral of payments for other customers, with such payments added to the end of the contract term. The modifications for each portfolio segment were $8.5 million of Equipment Finance, $7.0 million of Working Capital, and $4.0 million of CVG net investment in leases and loans. The Company did not adjust its estimate of credit losses for any portfolio segment based on whether or not contracts were modified; the Company’s allowance estimate assesses the risk of credit loss for modified loans to be equal to loans that were not modified as of March 31, 2020.

Subsequent to quarter-end, through April 24, 2020, the Company has approved the payment deferral modification application for contracts representing an additional $134.5 million net investment in leases and loans. A portion of these modifications are subject to the completion of final processing and documentation.

Troubled debt restructurings are restructurings of leases and loans in which, due to the borrower’s financial difficulties, a lender grants a concession that it would not otherwise consider for borrowers of similar credit quality. In accordance with the interagency guidance issued in March 2020, that the Financial Accounting Standards Board concurred with, loans modified under the Company’s payment deferral program are not considered troubled debt restructurings. As of March 31, 2020 and December 31, 2019, the Company did not have any troubled debt restructurings.

As part of our analysis of expected credit losses, we may analyze contracts on an individual basis, or create additional pools of contracts, in situations where such loans exhibit unique risk characteristics and are no longer expected to experience similar losses to the rest of their pool. As of March 31, 2020 and January 1, 2020, there were no contracts subject to specific analysis outside of the portfolio segments and pools that are outlined above.

Credit Quality

At origination, the Company utilizes an internally developed credit score ratings as part of its underwriting assessment and pricing decisions for new contracts. The internal credit score is a measurement that combines many risk characteristics, including loan size, external credit scores, existence of a guarantee, and various characteristics of the borrower’s business. The internal credit score is used to create pools of loans for analysis in the Company’s Equipment Finance portfolio segment, as discussed further above. We believe this segmentation allows our loss modeling to properly reflect changes in portfolio mix driven by sales activity and adjustments to underwriting standards. However, this score is not updated after origination date for analyzing the Company’s provision.

On an ongoing basis, to monitor the credit quality of its portfolio, the Company primarily reviews the current delinquency of the portfolio and delinquency migration to monitor risk and default trends. We believe that delinquency is the best factor to use to monitor the credit quality of our portfolio on an ongoing basis because it reflects the current condition of the portfolio, and is a good predictor of near term charge-offs and can help with identifying trends and emerging risks to the portfolio.

The following tables provide information about delinquent leases and loans in the Company’s portfolio based on the contract’s status as-of the dates presented:

	Portfolio by Origination Year as of March 31, 2020
	2020	2019	2018	2017	2016	Prior	Total Receivables
	(Dollars in thousands)
Equipment Finance
30-59	$179	$2,952	$1,803	$1,368	$512	$167	$6,981
60-89	—	1,428	1,304	767	319	73	3,891
90+	—	2,157	1,629	1,046	387	138	5,357

Total Past Due	179	6,537	4,736	3,181	1,218	378	16,229
Current(1)	110,762	372,522	207,521	114,189	44,511	11,465	860,970

Total	110,941	379,059	212,257	117,370	45,729	11,843	877,199

Working Capital
30-59	—	609	—	—	—	—	609
60-89	—	16	—	—	—	—	16
90+	—	23	26	—	—	—	49

Total Past Due	—	648	26	—	—	—	674
Current(1)	21,388	35,947	965	38	—	—	58,338

Total	21,388	36,595	991	38	—	—	59,012

CVG
30-59	—	126	178	106	30	—	440
60-89	—	182	84	49	—	—	315
90+	—	276	75	211	31	—	593

Total Past Due	—	584	337	366	61	—	1,348
Current(1)	8,755	39,679	19,750	11,054	3,833	96	83,167

Total	8,755	40,263	20,087	11,420	3,894	96	84,515

CRA
Total Past Due	—	—	—	—	—	—	—
Current	1,410	—	—	—	—	—	1,410

Total	1,410	—	—	—	—	—	1,410

Net investment in leases and loans, before allowance	$142,494	$455,917	$233,335	$128,828	$49,623	$11,939	$1,022,136

	Portfolio by Origination Year as of December 31, 2019
	2019	2018	2017	2016	2015	Prior	Total Receivables
	(Dollars in thousands)
Equipment Finance
30-59	$1,420	$1,755	$935	$454	$169	$17	$4,750
60-89	1,023	1,055	685	366	80	4	3,213
90+	947	1,522	1,090	527	163	7	4,256

Total Past Due	3,390	4,332	2,710	1,347	412	28	12,219
Current	424,559	236,068	135,419	55,119	16,461	1,407	869,033

Total	427,949	240,400	138,129	56,466	16,873	1,435	881,252

Working Capital
30-59	566	18	—	—	—	—	584
60-89	16	52	—	—	—	—	68
90+	203	—	—	—	—	—	203

Total Past Due	785	70	—	—	—	—	855
Current	57,706	2,343	38	—	—	—	60,087

Total	58,491	2,413	38	—	—	—	60,942

CVG
30-59	50	126	90	99	—	—	365
60-89	5	15	188	46	—	—	254
90+	—	178	158	53	—	—	389

Total Past Due	55	319	436	198	—	—	1,008
Current	42,536	22,531	13,442	4,976	130	—	83,615

Total	42,591	22,850	13,878	5,174	130	—	84,623

CRA
Total Past Due	—	—	—	—	—	—	—
Current	1,398	—	—	—	—	—	1,398

Total	1,398	—	—	—	—	—	1,398

Net investment in leases and loans, before allowance	$530,429	$265,663	$152,045	$61,640	$17,003	$1,435	$1,028,215

(1)	Current receivables include leases and loans that are in payment deferral status as part of the Company’s COVID-19 modification program. See further discussion above.

Net investments in Equipment Finance and CVG leases and loans are generally charged-off when they are contractually past due for 120 days or more. Income recognition is discontinued when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At March 31, 2020 and December 31, 2019, there were no finance receivables past due 90 days or more and still accruing.

Working Capital Loans are generally placed in non-accrual status when they are 30 days past due and generally charged-off at 60 days past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by management. At March 31, 2020 and December 31, 2019, there were no Working Capital Loans past due 30 days or more and still accruing.

The following tables provide information about non-accrual leases and loans:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Equipment Finance	$5,357	$4,256
Working Capital Loans	755	946
CVG	593	389

Total Non-Accrual	$6,705	$5,591

NOTE 7 – Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance of $6.7 million at December 31, 2019 included $1.2 million from the Company’s acquisition of Horizon Keystone Financial, an equipment company (‘HKF”), in January 2017, and $5.5 million from the September 2018 acquisition of FFR. The goodwill balance represents the excess purchase price over the Company’s fair value of the assets acquired and is not amortizable but is deductible for tax purposes. Impairment testing will be performed in the fourth quarter of each year and more frequently as warranted in accordance with the applicable accounting guidance.

The Company assigns its goodwill to a single, consolidated reporting unit, Marlin Business Services Corp. In the first quarter of 2020, events or circumstances indicated that it was more likely than not that the fair value of its reporting unit was less than its carrying amount, driven in part by market capitalization of the Company falling below its book value, and negative current events that impact the Company related to the COVID-19 economic shutdown. The Company calculated the fair value of the reporting unit, by taking the average stock price over a reasonable period of time multiplied by shares outstanding as of March 31, 2020 and then further applying a control premium, and compared it to its carrying amount, including goodwill. The Company concluded that the implied fair value of goodwill was less than its carrying amount, and recognized impairment equal to the $6.7 million balance in General and administrative expense in the Consolidated Statements of Operations.

The changes in the carrying amount of goodwill for the three- month period ended March 31, 2020 are as follows:

(Dollars in thousands)	Total Company
Balance at December 31, 2019	$6,735
Impairment of Goodwill	(6,735)

Balance at March 31, 2020	$—

Intangible assets

The Company’s intangible assets consist of $1.3 million of definite-lived assets with a weighted-average amortization period of 8.7 years that were recognized in connection with the January 2017 acquisition of HKF, and $7.6 million of definite-lived intangible assets with a weighted-average amortization period of 10.8 years that were recognized in connection with the September 2018 acquisition of FFR. The Company has no indefinite-lived intangible assets.

The following table presents details of the Company’s intangible assets as of March 31, 2020:

(Dollars in thousands) Description	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value
Lender relationships	3 to 10 years	$1,630	$551	$1,079
Vendor relationships	11 years	7,290	1,140	6,150
Corporate trade name	7 years	60	28	32

		$8,980	$1,719	$7,261

There was no impairment of these assets in the first quarter of 2020 or 2019. Amortization related to the Company’s definite lived intangible assets was $0.2 million and $0.2 million for the three-month periods ended March 31, 2020 and March 31, 2019, respectively.

The Company expects the amortization expense for the next five years will be as follows:

(Dollars in thousands)
Remainder of 2020	$599
2021	798
2022	798
2023	798
2024	790

NOTE 8 – Other Assets

Other assets are comprised of the following:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Accrued fees receivable	$3,683	$3,509
Prepaid expenses	2,853	2,872
Income taxes receivable (1)	6,877	—
Federal Reserve Bank Stock	1,711	1,711
Other	2,341	2,361

	$17,465	$10,453

(1)	See Note 2 – Summary of Significant Accounting Policies, for discussion of the Provision for income taxes.

NOTE 9 – Deposits

MBB serves as the Company’s primary funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s insured savings account product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and recorded as a single deposit account at MBB. As of March 31, 2020, money market deposit accounts totaled $51.6 million.

As of March 31, 2020, the scheduled maturities of certificates of deposits are as follows:

Scheduled Maturities
(Dollars in thousands)
Period Ending December 31,
Remainder of 2020	$387,922
2021	265,743
2022	134,233
2023	66,915
2024	28,046
Thereafter	6,927

Total	$889,786

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $250,000 or less. The MMDA Product is also issued to customers in amounts less than $250,000. The FDIC insures deposits up to $250,000 per depositor. The weighted average all-in interest rate of deposits at March 31, 2020 was 2.15%.

NOTE 10 – Debt and Financing Arrangements

Short-Term Borrowings

The Company has a secured, variable rate revolving line of credit in the amount of $5.0 million that expires on November 20, 2020. As of March 31, 2020, the Company was in compliance with all debt covenants required under this line of credit and there were no outstanding balances on this line of credit as of March 31, 2020 and December 31, 2019.

Long-term Borrowings

On July 27, 2018, the Company completed a $201.7 million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount. At March 31, 2020, outstanding term securitizations amounted to $62.6 million and are collateralized by $68.5 million of minimum lease and loan payments receivable and $6.5 million of restricted interest-earning deposits. The Company’s term note securitizations are classified as long-term borrowings.

The balance of long-term borrowings consisted of the following:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Term securitization 2018-1	$62,555	$76,563
Unamortized debt issuance costs	(362)	(472)

	$62,193	$76,091

The term note securitization is summarized below:

	Outstanding Balance as of		Notes	Final	Original
	March 31, 2020	December 31, 2019	Originally Issued	Maturity Date	Coupon Rate
		(Dollars in thousands)
2018 — 1
Class A-1	$—	$—	$77,400	July, 2019	2.55%
Class A-2	—	8,013	55,700	October, 2020	3.05
Class A-3	30,915	36,910	36,910	April, 2023	3.36
Class B	10,400	10,400	10,400	May, 2023	3.54
Class C	11,390	11,390	11,390	June, 2023	3.70
Class D	5,470	5,470	5,470	July, 2023	3.99
Class E	4,380	4,380	4,380	May, 2025	5.02

Total Term Note Securitizations	$62,555	$76,563	$201,650		3.05	%(1)(2)

(1)

Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term note securitizations have other transaction costs which are amortized over the life of the borrowings as additional interest expense.

(2)	The weighted average coupon rate of the 2018-1 term note securitization will approximate 3.62% over the remaining term of the borrowing.

Scheduled principal and interest payments on outstanding borrowings as of March 31, 2020 are as follows:

	Principal	Interest
	(Dollars in thousands)
Period Ending December 31,
Remainder of 2020	$30,344	$1,342
2021	23,629	813
2022	8,582	159

	$62,555	$2,314

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

The Company’s balances measured at fair value on a recurring basis include the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020 Fair Value Measurements Using			December 31, 2019 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
ABS	$—	$4,135	$—	$—	$4,332	$—
Municipal securities	—	2,653	—	—	3,129	—
Mutual fund	3,692	—	—	3,615	—	—

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

For the three months ended March 31, 2020, the Company recognized $6.7 million for the impairment of goodwill in General and administrative expense in the Consolidated Statements of Operations, as discussed further in Note 7, Goodwill and Intangible Assets. For the three months ended March 31, 2019, there were no significant amounts recognized in the Consolidated Statements of Operations in connection with non-recurring fair value measurements.

Fair Value of Other Financial Instruments

The following summarizes the carrying amount and estimated fair value of the Company’s other financial instruments, including those not measured at fair value on a recurring basis:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$211,070	$211,070	$123,096	$123,096
Time deposits with banks	13,664	13,094	12,927	12,970
Restricted interest-earning deposits with banks	6,474	6,474	6,931	6,931
Loans, net of allowance	580,244	558,584	588,688	593,406
Federal Reserve Bank Stock	1,711	1,711	1,711	1,711
Financial Liabilities
Deposits	$941,996	$952,958	$839,132	$846,304
Long-term borrowings	62,193	62,841	76,091	76,781

There have been no significant changes in the methods and assumptions used in estimating the fair values of financial instruments, as outlined in our consolidated financial statements and note disclosures in the Company’s Form 10-K for the year ended December 31, 2019.

NOTE 12 – Earnings Per Share

The Company’s restricted stock awards are paid non-forfeitable common stock dividends and thus meet the criteria of participating securities. Accordingly, earnings per share (“EPS”) has been calculated using the two-class method, under which earnings are allocated to both common stock and participating securities.

Basic EPS has been computed by dividing net income or loss allocated to common stock by the weighted average common shares used in computing basic EPS. For the computation of basic EPS, all shares of restricted stock have been deducted from the weighted average shares outstanding.

Diluted EPS has been computed by dividing net income or loss allocated to common stock by the weighted average number of common shares used in computing basic EPS, further adjusted by including the dilutive impact of the exercise or conversion of common stock equivalents, such as stock options, into shares of common stock as if those securities were exercised or converted.

The following table provides net income and shares used in computing basic and diluted EPS:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per-share data)
Basic EPS
Net (loss) income	$(11,821)	$5,141
Less: net income allocated to participating securities	—	(72)

Net (loss) income allocated to common stock	$(11,821)	$5,069

Weighted average common shares outstanding	12,014,396	12,337,730
Less: Unvested restricted stock awards considered participating securities	(138,249)	(172,084)

Adjusted weighted average common shares used in computing basic EPS	11,876,147	12,165,646

Basic (loss) earnings per share	$(1.00)	$0.42

Diluted EPS
Net (loss) income allocated to common stock	$(11,821)	$5,069

Adjusted weighted average common shares used in computing basic EPS	11,876,147	12,165,646
Add: Effect of dilutive stock-based compensation awards	—	86,470

Adjusted weighted average common shares used in computing diluted EPS	11,876,147	12,252,116

Diluted (loss) earnings per share	$(1.00)	$0.41

For each of the three-month periods ended March 31, 2020 and March 31, 2019, outstanding stock based compensation awards in the amount of 359,035 and 188,583, respectively, were considered antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 13 – Stockholders’ Equity

Share Repurchases

During the three-month period ended March 31, 2020, the Company purchased 264,470 shares of its common stock in the open market under the 2019 Repurchase Plan at an average cost of $16.09 per share. During the three-month period ended March 31, 2019, the Company purchased 29,947 shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $23.86 per share. At March 31, 2020, the Company had $4.7 million remaining in the 2019 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) may have shares withheld to cover income taxes. During the three-month periods ended March 31, 2020 and March 31, 2019, there were 21,123 shares and 18,910 shares repurchased to cover income tax withholding under the 2014 Plan at an average cost of $ 13.38 per share and $22.74 per share, respectively.

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

CMLA Agreement. On March 25, 2020, MBB received notice from the FDIC that it had approved MBB’s request to rescind certain nonstandard conditions in the FDIC’s order granting federal deposit insurance issued on March 20, 2007. Furthermore, effective March 26, 2020, the FDIC, the Company and certain of the Company’s subsidiaries terminated the Capital Maintenance and Liquidity Agreement (the “CMLA Agreement”) and the Parent Company Agreement, each entered into by and among the Company, certain of its subsidiaries and the FDIC in conjunction with the opening of MBB. As a result of these actions, MBB is no longer required pursuant to the CMLA Agreement to maintain a total risk-based capital ratio above 15%. Rather, MBB must continue to maintain a total risk-based capital ratio above 10% in order to maintain “well-capitalized” status as defined by banking regulations, while the Company must continue to maintain a total risk-based capital ratio as discussed in the immediately preceding paragraph. The additional capital released by the termination of the CMLA Agreement is held at MBB and is subject to the restrictions outlined in Title 12 part 208 of the Code of Federal Regulations (12 CFR 208.5), which places limitations on bank dividends, including restricting dividends for any year to the earnings from the current and prior two calendar years. Any dividends declared above that amount and any return of permanent capital would require prior approval of the Federal Reserve Board of Governors.

MBB’s Tier 1 Capital balance at March 31, 2020 was $139.2 million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At March 31, 2020, the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

CECL Capital Transition. The Company adopted CECL, or a new measurement methodology for the allowance estimate, on January

1, 2020, as discussed further in Note 2—Summary of Significant Accounting Policies. Rules governing the Company’s regulatory capital requirements give entities the option of delaying for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of capital benefit, or a five-year transition in total. The Company has elected to avail itself of the five-year transition. For measurements of regulatory capital in 2020 and 2021, under the two year delay the Company shall prepare: (i) a measurement of its estimated allowance for credit losses under CECL, as reported in its balance sheets; and (ii) a measurement of its estimated allowance under the historical incurred loss methodology, as prescribed by the regulatory calculation. Any amount of provisions under CECL that is in excess of the incurred estimate will be an adjustment the Company’s capital during the two-year delay. The three-year transition, starting in 2022, will phase in that adjustment straight-line, such that 25 percent of the transitional amounts will be included in the first year, and an additional 25% over each of the next two years, such that we will have phased in 75% of the adjustment during year three. At the beginning of year 6 (2025) the Company will have completely reflected the effects of CECL in its regulatory capital.

The following table sets forth the Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for Marlin Business Services Corp. and MBB at March 31, 2020.

	Actual		Minimum Capital Requirement		Well-Capitalized Capital Requirement
	Ratio	Amount	Ratio	Amount	Ratio	Amount
	(Dollars in thousands)
Tier 1 Leverage Capital
Marlin Business Services Corp.	16.18%	$194,700	4%	$48,137	5%	$60,171
Marlin Business Bank	13.27%	$139,242	4%	$41,961	5%	$52,451
Common Equity Tier 1 Risk-Based Capital
Marlin Business Services Corp.	18.64%	$194,700	4.5%	$47,004	6.5%	$67,894
Marlin Business Bank	14.86%	$139,242	4.5%	$42,163	6.5%	$60,902
Tier 1 Risk-based Capital
Marlin Business Services Corp.	18.64%	$194,700	6%	$62,672	8%	$83,562
Marlin Business Bank	14.86%	$139,242	6%	$56,217	8%	$74,957
Total Risk-based Capital
Marlin Business Services Corp.	19.94%	$208,238	8%	$83,562	10%	$104,453
Marlin Business Bank	16.16%	$151,425	8%	$74,957	10%	$93,696

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

MBB’s total risk-based capital ratio of 16.16% at March 31, 2020 exceeded the threshold for “well capitalized” status under the applicable laws and regulations.

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

NOTE 14 – Stock-Based Compensation

Awards for Stock-Based Compensation are governed by the Company’s 2003 Equity Compensation Plan, as amended (the “2003 Plan”), the Company’s 2014 Equity Compensation Plan (approved by the Company’s shareholders on June 3, 2014) (the “2014 Plan”) and the Company’s 2019 Equity Compensation Plan (approved by the Company’s shareholders on May 30, 2019) (the “2019 Plan” and, together with the 2014 Plan and the 2003 Plan, the “Equity Compensation Plans”). Under the terms of the Equity Compensation Plans, employees, certain consultants and advisors and non-employee members of the Company’s Board of Directors have the opportunity to receive incentive and nonqualified grants of stock options, stock appreciation rights, restricted stock and other equity-based awards as approved by the Company’s Board of Directors. These award programs are used to attract, retain and motivate employees and to encourage individuals in key management roles to retain stock. The Company has a policy of issuing new shares to satisfy awards under the Equity Compensation Plans. The aggregate number of shares under the 2019 Plan that may be issued for Grants is 826,036. There were 573,981 shares available for future grants under the 2019 Plan as of March 31, 2020.

Total stock-based compensation expense was $0.5 million and $0.9 million for the three-month periods ended March 31, 2020 and

March 31, 2019, respectively. Excess tax deficit for the three-month period ended March 31, 2020 was $0.4 million. Excess tax benefits for the three-month period ended March 31, 2019 was less than $0.1 million.

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

There were no stock options granted during the three-month periods ended March 31, 2020 and March 31, 2019, respectively.

A summary of option activity for the three-month period ended March 31, 2020 follows:

Options	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2019	135,159	$26.79
Granted	—	—
Exercised	—	—
Forfeited	(3,929)	27.31
Expired	(7,097)	26.36

Outstanding, March 31, 2020	124,133	26.80

During each three-month period ended March 31, 2020 and March 31, 2019, the Company recognized compensation expense related to options of $0.1 million.

There were no stock options exercised during the three-month periods ended March 31, 2020 and March 31, 2019.

The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2020.

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$25.75	71,766	4.0	$25.75	$—	71,766	4.0	$25.75	—
$28.25	52,367	5.0	$28.25	$—	35,317	5.0	$28.25	$—

	124,133	4.4	$26.80	$—	107,083	4.3	$26.57	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.17 as of March 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2020, there was $0.1 million of unrecognized compensation cost related to non-vested stock options not yet recognized in the Consolidated Statements of Operations scheduled to be recognized over a weighted average period of 1.0 year.

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

Vesting was accelerated in 2019 on certain awards based on the achievement of certain performance criteria determined annually, as described below.

The Company also issues restricted stock to non-employee independent directors. These shares generally vest in seven years from the grant date or six months following the director’s termination from Board of Directors service.

The following table summarizes the activity of the non-vested restricted stock during the three-month period ended March 31, 2020:

Non-vested restricted stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	143,935	$21.88
Granted	—	0.00
Vested	(11,973)	18.83
Forfeited	(550)	25.88

Outstanding at March 31, 2020	131,412	22.14

During the three-month period ended March 31, 2020 there were no restricted stock awards granted. During the three-month period ended March 31, 2019, the Company granted restricted stock awards with a grant date fair values totaling less than $0.1 million.

As vesting occurs, or is deemed likely to occur, compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $0.1 million and $0.3 million of compensation expense related to restricted stock for the three-month periods ended March 31, 2020 and March 31, 2019, respectively.

Of the $0.1 million total compensation expense related to restricted stock for the three-month period ended March 31, 2020, no expense was related to accelerated vesting based on achievement of certain performance criteria determined annually. Of the $0.3 million total compensation expense related to restricted stock for the three-month period ended March 31, 2019, approximately $0.1 million related to accelerated vesting based on the achievement of certain performance criteria determined annually.

As of March 31, 2020, there was $1.3 million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of 4.3 years.

The fair value of shares that vested during the three-month periods ended March 31, 2020 and March 31, 2019 was $0.2 million and $0.7 million, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are granted with vesting conditions based on fulfillment of a service condition (generally three to four years from the grant date) and may also require achievement of certain operating performance criteria or achievement of certain market-based targets associated with the Company’s stock price. For those awards subject to achievement of certain market performance criteria, the market based target measurement period begins one year from the grant date and ends three years from the grant date. Expense for equity based awards with market and service conditions is recognized over the service period based on the grant-date fair value of the award.

The following tables summarize restricted stock unit activity for the three-month period ended March 31, 2020:

Performance-based & market-based RSUs	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	257,476	$18.00
Granted	95,758	17.55
Forfeited	(5,081)	23.99
Converted	(13,810)	25.75
Cancelled due to non-achievement of performance condition	(30,390)	25.65

Outstanding at March 31, 2020	303,953	16.64

Service-based RSUs
Outstanding at December 31, 2019	99,951	$23.59
Granted	69,422	20.43
Forfeited	(4,480)	23.69
Converted	(39,879)	24.30

Outstanding at March 31, 2020	125,014	21.61

There were no RSUs with vesting conditions based solely on market conditions granted during the three-month periods ended March 31, 2020 and March 31, 2019, respectively. The weighted average grant-date fair value of RSUs with both performance and market based vesting conditions granted during the three-month periods ended March 31, 2020 and March 31, 2019 was $12.90 and 12.91 per unit, respectively. The weighted average grant date fair value of these market based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Grant date stock price	$20.43	$21.50
Risk-free interest rate	1.40%	2.16%
Expected volatility	26.18%	26.68%

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

During the three month periods ended March 31, 2020 and March 31, 2019, the Company granted RSUs with grant-date fair values totaling $3.1 million and $3.4 million, respectively. The Company recognized $0.3 million and $0.5 million of compensation expense related to RSUs for the three month periods ended March 31, 2020 and March 31, 2019, respectively. The fair value of restricted stock units that converted to shares of common stock during both the three month periods ended March 31, 2020 and March 31, 2019 was $0.6 million, respectively. As of March 31, 2020, there was $4.7 million of unrecognized compensation cost related to RSUs scheduled to be recognized over a weighted average period of 1.9 years based on the most probable performance assumptions. In the event maximum performance targets are achieved, an additional $5.0 million of compensation cost would be recognized over a weighted average period of 2.3 years. As of March 31, 2020 182,181 performance units are expected to convert to shares of common stock based on the most probable performance assumptions. In the event maximum performance targets are achieved 514,957 performance units would convert to shares of common stock.

NOTE 15 – Subsequent Events

The Company declared a dividend of $0.14 per share on April 30, 2020. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on May 21, 2020 to shareholders of record on the close of business on May 11, 2020. It represents the Company’s thirty-fifth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

In addition, see Note 6—Allowance for Credit Losses for discussion of the volume of payment deferral contract modification requests approved subsequent to March 31, 2020.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in our Form 10-K for the year ended December 31, 2019 filed with the SEC. This discussion contains certain statements of a forward-looking nature that involve risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,” “may affect,” “may depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “if” and similar words and phrases that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Investors are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions that any forward-looking information provided by or on its behalf is not a guarantee of future performance. Statements regarding the following subjects are forward-looking by their nature: (a) our business strategy; (b) our projected operating results; (c) our ability to obtain external deposits or financing; (d) our understanding of our competition; and (e) industry and market trends. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

•	availability, terms and deployment of funding and capital;

•	changes in our industry, interest rates, the regulatory environment or the general economy resulting in changes to our business strategy;

•	the degree and nature of our competition;

•	availability and retention of qualified personnel;

•	general volatility of the capital markets;

•	the effects of the COVID-19 pandemic; and

•	the factors set forth in the section captioned “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2019 and in Part II--Item 1A of this Form 10-Q.

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

We fund our business primarily through the issuance of fixed and variable-rate FDIC-insured deposits and money market demand accounts raised nationally by MBB, sales of pools of leases or loans, as well as, from time to time, fixed-rate asset backed securitization transactions.

EXECUTIVE SUMMARY

Summary

The COVID-19 pandemic rapidly escalated by mid-March, and we shifted our business focus towards mitigating the adverse effect of this crisis on our employees, customers and partners, while at the same time maintaining the stability of our operations. We implemented our business continuity plan in mid-March to allow our employees to work remotely, and we have not experienced any significant interruption of our operations.

Origination volumes for both equipment finance and working capital loans declined significantly through March, and we ended the quarter with $157.4 million origination volume, a 22.6% decline from the first quarter of 2019. Our assets sales in the first quarter of 2020 were $22.9 million, which is considerably lower than recent prior quarters, due in part to weaker overall investor demand. As we observe the impact of the slowing economy on small businesses, through the end of March we tightened our underwriting standards for both our equipment finance and working capital products. We expect our origination volumes for the second quarter of 2020 will be negatively impacted by these factors, and any returns to normal levels of activity remains uncertain.

We implemented a payment deferral program to assist our customers who, during this period of economic decline, are current under their existing obligations and can demonstrate that their ability to repay has been impacted by the COVID-19 crisis. The program generally provides for 90 day deferrals for equipment finance customers, and 60 days deferrals for working capital loans. Through March 31, we processed modifications representing $19.5 million net investment in leases and loans, and subsequent to quarter-end, through April 24, we have approved the modification application for contracts representing an additional $134.5 million net investment in leases and loans. A portion of these modifications are subject to the completion of final processing and documentation.

The estimate of credit losses for our portfolio increased $30.4 million as of March 31, 2020 compared to December 31, 2019, driven both by the recognition of an $11.9 million increase to our allowance as a result of the January 1, 2020 adoption of CECL and by a $25.1 million Provision for loan losses for the three months ended March 31, 2020. The provision recognized included approximately $19.2 million of increases based on our current assessment of the probable economic impacts from the COVID-19 pandemic, based on information known as of March 31st.

Our estimate of credit losses is based on our assessment of the risks to our portfolio, including certain economic assumptions driven by forecasted unemployment and business bankruptcy levels, our expectations regarding the performance of our portfolio under these economic conditions, and such estimates are driven by limited information regarding the extent and timeline of impacts from COVID-19. All of the assumptions and expectations underlying our estimate of credit loss depend largely on future developments, and these estimates are highly uncertain. We may experience significant credit losses in future periods as we refine our estimates or realize the actual performance of our portfolio.

Our modification program, the adoption of CECL, the provision for credit losses, and the elevated risks to our portfolio are discussed further below under “—Finance Receivables and Asset Quality”.

In addition, see further discussion of the risks to our business from the COVID-19 pandemic in “–Item 1A. Risk Factors— The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.”

Capital Update

On March 25, 2020, we received notice that the FDIC approved MBB’s request to rescind certain nonstandard conditions that had been in effect since the bank was formed in 2007. In addition, the FDIC, the Company and certain of the Company’s subsidiaries terminated the Capital Maintenance and Liquidity Agreement (the “CMLA Agreement”) and the Parent Company Agreement, effective March 26, 2020. As a result of these actions, MBB is no longer required pursuant to the CMLA Agreement to maintain a total risk-based capital ratio above 15%. Rather, MBB must continue to maintain a total risk-based capital ratio above 10% in order to maintain “well-capitalized” status as defined by banking regulations, while the Company must continue to maintain a total risk-based capital ratio above 10.5% in order to avoid restrictions on capital returns to shareholders and certain discretionary payments such as bonuses. The additional capital released by the termination of the CMLA Agreement is held at MBB and is subject to the restrictions outlined in Title 12 part 208 of the Code of Federal Regulations (12 CFR 208.5), which places limitations on bank dividends, including restricting dividends for any year to the earnings from the current and prior two calendar years. Any dividends declared above that amount and any return of permanent capital would require prior approval of the Federal Reserve Board of Governors.

Rules governing our regulatory capital requirements give entities the option of delaying for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of capital benefit, or a five-year transition in total. We have elected to avail ourselves of the five-year transition option. See our current measurements of capital and further discussion of the measurements of regulatory capital during the delay and transition periods in Note 14, Stockholders’ Equity in the accompanying condensed consolidated financial statements. At March 31, 2020, Marlin Business Service Corp and MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratios exceeded the requirements for well-capitalized status.

FINANCE RECEIVABLES AND ASSET QUALITY

The following table summarizes certain portfolio statistics for the periods presented:

	Three Months Ended March 31,		Year Ended December 31,
	2020	2019	2019
		(Dollars in thousands)
Finance receivables:
End of period(1)	$1,022,135	$1,019,311	$1,007,706
Average for the period(1)	$1,008,823	$999,432	$1,028,617
Origination Volume	$157,391	$208,355	$877,913
Assets Sold	$22,929	$52,867	$310,415
Allowance for credit losses :
End of period	$52,060	$16,882	$21,695
As a % of end of period receivables(1)	5.09%	1.66%	2.15%
Loans modified, in payment deferral:
End of period	$19,518	$—	$—
As a % of end of period receivables(1)	1.91%	—	—
Delinquencies, end of period: (2)
Equipment Finance and CVG:
Greater than 60 days past due, $	$10,156	$8,112	$6,518
Greater than 60 days past due, %	1.05%	0.86%	0.67%
Working Capital:
Greater than 30 days past due, $	$673	$855	$284
Greater than 30 days past due, %	1.14%	1.42%	0.66%
Other Renegotiated leases and loans, end of period(3)	$3,095	$3,008	$2,668
Annualized net charge-offs to average total finance receivables (1)	3.11%	1.83%	2.18%

(1)	For purposes of asset quality and allowance calculations, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.
(2)	Calculated as a percentage of total minimum lease payments receivable for leases and as a percentage of principal outstanding for loans.
(3)	No renegotiated leases or loans met the definition of a Troubled Debt Restructuring for any period presented.

Loan Modification Program.

In response to COVID-19, starting in mid-March 2020, we instituted a payment deferral program in order to assist our small-business customers that request relief who are current under their existing obligations and can demonstrate that their ability to repay has been impacted by the COVID-19 crisis. Through March 31, 2020, we processed payment deferral modifications for 520 contracts, or $19.5 million net investment in leases and loans, where the typical modification included a 60-day deferral of payments for Working Capital loans and 90-day deferral of payments for other customers, with such payments added to the end of the contract term. The modifications for each portfolio segment were $8.5 million of Equipment Finance, $7.0 million of Working Capital, and $4.0 million of CVG net investment in leases and loans. The Company did not adjust its estimate of credit losses based on whether or not contracts were modified; the Company’s allowance estimate assesses the risk of credit loss for modified loans to be equal to loans that were not modified as of March 31, 2020.

Subsequent to quarter-end, through April 24, 2020, we have approved the payment deferral modification application for contracts representing an additional $134.5 million net investment in leases and loans. A portion of these modifications are subject to final processing and documentation.

Changes in Portfolio.

Overall, our average net investment in total finance receivables for the three-month period ended March 31, 2020 increased 0.9% to $1,008.8 million, compared to $999.4 million for the three-month period ended March 31, 2019. The end-of-period net investment in total finance receivables at March 31, 2020 was $970.1 million, a decrease of $36.4 million, or 3.6%, from $1,006.5 million at December 31, 2019.

During the three months ended March 31, 2020, we generated 5,863 new equipment finance leases and loans with equipment costs of $127.7 million, compared to 7,467 new equipment finance leases and loans with equipment costs of $169.8 million generated for the three months ended March 31, 2019. Working Capital loan originations were $26.2 million during the three-month period ended March 31, 2020, an increase of $6.7 million, or 34.1%, as compared to the three-month period ended March 31, 2019.

In response to the potential impacts of the COVID-19 pandemic and the slowing economy in the latter part of the first quarter, we tightened our underwriting standards for both our equipment finance and working capital products. We expect our origination volumes for the second quarter of 2020 will be negatively impacted by these factors, and any returns to normal levels of activity remains uncertain.

Portfolio Concentration.

The following table summarizes the concentrations of our portfolio of net investment in leases and loans as of March 31, 2020 by state and industry:

Top 10 Industries, by Borrower SIC Code			Top 10 States
	Equipment Finance and CVG	Working Capital		Equipment Finance and CVG	Working Capital
Medical	12.7%	8.5%	CA	13.8%	11.6%
Misc. Services	12.4	8.0	TX	11.7	11.0
Retail	10.3	12.8	FL	9.8	9.1
Construction	8.5	13.5	NY	6.8	5.2
Restaurants	7.7	7.6	NJ	4.5	6.2
Professional Services	6.5	5.0	PA	3.6	4.6
Manufacturing	5.8	8.3	GA	3.4	4.7
Transportation	5.3	3.3	IL	3.3	3.9
Trucking	4.5	2.4	NC	3.1	2.9
Auto Repair Shops	3.3	6.6	MA	3.0	2.3
All Other	23.0	24.0	All Other	37.0	38.5

Total	100%	100%	Total	100%	100%

As a result of the COVID-19 pandemic, we have been continually assessing the risks to our portfolio, including consideration of high-risk industries and geographic locations that are being more significantly impacted by the spread of COVID-19.

While we are attempting to mitigate the impact of the COVID-19 pandemic on our portfolio, by tightening underwriting standards for areas of elevated risk and by assisting borrowers that have been negatively impacted, the extent of the impacts of COVID-19 on our portfolio remains uncertain.

Allowance for credit losses.

The following table provides a rollforward of our Allowance for credit loss:

	Three Months Ended March 31,		Year Ended December 31,
	2020	2019	2019
		(Dollars in thousands)
Allowance for credit losses, December 31, 2019	$21,695
Adoption of ASU 2016-13 (CECL)	11,908

Allowance for credit losses, beginning of period	33,603	$16,100	$16,100
Provision for credit losses	25,150	5,363	28,036
Net Charge-offs:
Equipment Finance	(5,959)	(3,599)	(18,164)
Working Capital	(1,243)	(654)	(2,531)
CVG	(644)	(328)	(1,746)

Net Charge-offs	(7,846)	(4,581)	(19,811)

Realized cashflows from Residual Income	1,153	—	—

Allowance for credit losses, end of period	$52,060	$16,882	$21,695

The allowance for credit losses as a percentage of total finance receivables increased to 5.19% as of March 31, 2020, from 2.15% as of December 31, 2019. This increase in reserve coverage is driven by the Company’s January 1, 2020 adoption of CECL, and an elevated Provision for credit losses recognized for the three months ended March 31, 2020, primarily as a result of the estimated impact to the portfolio from the COVID-19 pandemic. See further discussion below.

Adoption of ASU 2016-13 / CECL.

Effective January 1, 2020, we adopted new guidance for accounting for our allowance, or ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). CECL replaces the probable/ incurred loss model that we historically used to measure our allowance, with a measurement of expected credit losses for the contractual term of our current portfolio of loans and leases. Under CECL, an allowance, or estimate of credit losses, will be recognized immediately upon the origination of a loan or lease, and will be adjusted in each subsequent reporting period. This estimate of credit losses takes into consideration all remaining cashflows the Company expects to receive or derive from the pools of contracts, including recoveries after charge-off, accrued interest receivable and certain future cashflows from residual assets. The provision for credit losses recognized in our Consolidated Statements of Operations under CECL, starting in 2020, will be primarily driven by origination volumes, offset by the reversal of the allowance for any contracts sold, plus adjustments for changes in estimate each subsequent reporting period, including adjustments for economic forecasts within a reasonable and supportable time period.

The impact of adopting CECL effective January 1, 2020 included a $11.9 million increase to the allowance, an $8.9 million decrease to Retained earnings and $3.0 million impact to our Net deferred income tax liability.

See Note 2 – Summary of Significant Accounting Policies, for further discussion of the adoption of this accounting standard, and see Note 6 – Allowance for Credit Losses, for further discussion of the Company’s methodology for measuring its allowance as of the adoption date.

See – Executive Summary and Note 13 – Stockholders’ Equity, for discussion of our election to delay for two-years the effect of CECL on regulatory capital, followed by a three-year phase-in, or a five-year total transition.

Provision for credit losses.

For 2020, the provision for credit losses recognized under CECL is primarily driven by origination volumes, offset by the reversal of the allowance for any contracts sold, plus adjustments for changes in estimate each subsequent reporting period. In contrast, the allowance estimate recognized under the probable, incurred model was based on the current estimate of probable net credit losses inherent in the portfolio.

For the three months ended March 31, 2020, the $25.2 million provision for credit losses recognized was $19.8 million greater than the $5.4 million provision recognized for the three months ended March 31, 2019. The provision for the first quarter of 2020 included $19.1 million of additions to the provision driven by updates to the Company’s estimate driven by changes in economic conditions related to COVID-19. In particular, the Company’s estimate of increased losses in its Equipment Finance portfolio is driven by updates to a reasonable and supportable forecast based on the modeled correlation of changes in the loss experience of the Company’s portfolio to certain economic statistics, specifically changes in the unemployment rate and changes in the number of business bankruptcies. For the CVG and Working Capital portfolio segments, the Company’s estimate of increased losses was based on qualitative adjustments, taking into consideration alternative scenarios to determine the Company’s estimate of the probable impact of the economic shutdown.

The COVID-19 pandemic, and related business shutdowns, is still ongoing, and the extent of the effects of the pandemic on our portfolio depends on future developments, which are highly uncertain and are difficult to predict. The qualitative and economic adjustments to our allowance take into consideration information and our judgments as of March 31, 2020, and are based in part on an expectation for the extent and timing of impacts from COVID-19 on unemployment rates and business bankruptcies, and are based on our current expectations of the performance of our portfolio in the current environment. We may recognize credit losses in excess of our reserve, or increases to our credit loss estimate, in the future, and such increases may be significant, based on future developments.

Net Charge-offs.

Equipment Finance and TFG receivables are generally charged-off when they are contractually past due for 120 days or more. Working Capital receivables are generally charged-off at 60 days past due.

Total portfolio net charge-offs for the three months ended March 31, 2020 were $7.8 million (3.11% of average total finance receivables on an annualized basis), compared to $5.6 million (3.00%) for the three months ended December 31, 2019, and $4.6 million (1.83%) for the three months ended March 31, 2019. In the second half of 2019 and early in the first quarter of 2020, we observed certain economic headwinds that were disproportionally impacting the small business and lower credit quality borrowers in our portfolio. Those economic conditions deteriorated significantly driven by the end of March 2020, as the impact of COVID-19 developed; as a result, the Company is experiencing elevated net-chargeoffs compared to the same quarter in the prior year.

As discussed above, we implemented a payment deferral modification program in March 2020, to respond to our borrower’s needs related to the impacts of COVID-19. There can be no assurances that such efforts to modify contracts will be successful in mitigating any risk of credit loss or future charge-off of such contracts.

Residual Income.

Residual income includes income from lease renewals and gains and losses on the realization of residual values of leased equipment disposed at the end of term In 2019 and prior years, the Company had previously recognized residual income within Fee Income in its Consolidated Statements of Operations; the adoption of CECL results in any realized amounts of residual income being captured as a component of the activity of the allowance because the Company’s estimate of credit losses under CECL takes into consideration all cashflows the Company expects to receive or derive from the pools of contracts.

Our recorded allowance reflects our current estimate of the expected credit losses of all contracts currently in portfolio, based on our current assessment of information regarding the risks of our current portfolio, default and collection trends, a reasonable and supportable forecast of economic factors, qualitative adjustments based on our best estimate of expected losses for certain portfolio segments, among other internal and external factors. Our allowance measurement is an estimate, is inherently uncertain, and is reassessed at each measurement date. Actual performance of our portfolio and updates to other information involved in our assessment may drive changes in modeled assumptions, may cause management to adjust the allowance estimate through qualitative adjustments and/or may result in actual losses that vary significantly from of our current estimate.

Non-Accrual.

The following table summarizes non-accrual leases and loans in the Company’s portfolio:

	Three Months Ended March 31,		Year Ended December 31, 2019
	2020	2019
	(Dollars in thousands)
Equipment finance	$5,357	$3,494	$4,256
Working capital	755	284	946
CVG	593	199	389
CRA	—	—	—

Total non-accrual leases and loans	$6,705	$3,977	$5,591

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

The Company has no loans 90 days or more past due that were still accruing interest for any of the periods presented above.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2020 and March 31, 2019

Net income.

Net loss of $11.8 million was reported for the three-month period ended March 31, 2020, resulting in diluted loss per share of $1.00, compared to net income of $5.1 million and diluted EPS of $0.41 for the three-month period ended March 31, 2019. This $16.9 million decrease in Net income was primarily driven by:

•

($19.7 million) increase in Provision for credit losses, primarily driven by updates to the Company’s estimate, reflecting forecasted economic conditions from COVID-19 pandemic. The Company adopted CECL on January 1, 2020 which substantially changed its methodology for measuring the estimate of credit loss. See further discussion of the Provision and the change in measurement in the prior section “—Finance Receivables and Asset Quality”;

•	($6.7 million) impairment of Goodwill, driven by declines in the fair value of its reporting unit;

•	$3.2 million benefit recognized in Income tax (benefit) from the remeasurement of the federal net operating losses driven by provisions of the CARES Act;

•	$1.9 million decrease in Salaries and benefits, driven primarily by lower Commissions and Incentives as a result of Company performance.

Average balances and net interest margin. The following table summarizes the Company’s average balances, interest income, interest expense and average yields and rates on major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31,
	2020			2019
	(Dollars in thousands)
	Average Balance(1)	Interest	Average Yields/ Rates(2)	Average Balance(1)	Interest	Average Yields/ Rates(2)
Interest-earning assets:
Interest-earning deposits with banks	$100,582	$327	1.30%	$126,798	$773	2.44%
Time Deposits	13,507	63	1.88	10,466	61	2.35
Restricted interest-earning deposits with banks	8,033	9	0.44	15,620	30	—
Securities available for sale	10,778	58	2.14	10,720	69	2.56
Net investment in leases(3)	904,548	20,269	8.96	918,655	20,934	9.12
Loans receivable(3)	104,275	5,739	22.02	80,776	4,016	19.89

Total interest-earning assets	1,141,723	26,465	9.27	1,163,035	25,883	8.90

Non-interest-earning assets:
Cash and due from banks	5,470			5,600
Intangible assets	7,392			7,852
Goodwill	6,663			7,340
Operating lease right-of-use assets	8,776			3,903
Property and equipment, net	8,094			4,282
Property tax receivables	8,886			6,614
Other assets(4)	1,811			17,002

Total non-interest-earning assets	47,092			52,593

Total assets	$1,188,815			$1,215,628

Interest-bearing liabilities:
Certificate of Deposits(5)	$814,178	$4,856	2.39%	793,665	$4,447	2.24%
Money Market Deposits(5)	24,322	85	1.40	23,236	142	2.44
Long-term borrowings(5)	69,751	739	4.24	140,500	1,373	3.91

Total interest-bearing liabilities	908,251	5,680	2.51	957,401	5,962	2.49

Non-interest-bearing liabilities:
Sales and property taxes payable	5,890			5,380
Operating lease liabilities	9,644			5,890
Accounts payable and accrued expenses	27,726			27,185
Net deferred income tax liability	29,468			22,947

Total non-interest-bearing liabilities	72,728			61,402

Total liabilities	980,979			1,018,803
Stockholders’ equity	207,836			196,825

Total liabilities and stockholders’ equity	$1,188,815			$1,215,628

Net interest income		$20,785			$19,921
Interest rate spread(6)			6.76%			6.41%
Net interest margin(7)			7.28%			6.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.71%			121.48%

(1)	Average balances were calculated using average daily balances.
(2)	Annualized.
(3)

Average balances of leases and loans include non-accrual leases and loans, and are presented net of unearned income. The average balances of leases and loans do not include the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred.

(4)	Includes operating leases.
(5)	Includes effect of transaction costs. Amortization of transaction costs is on a straight-line basis, resulting in an increased average rate whenever average portfolio balances are at reduced levels.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(7)	Net interest margin represents net interest income as an annualized percentage of average interest-earning assets.

Changes due to volume and rate. The following table presents the components of the changes in net interest income by volume and rate.

	Three Months Ended March 31, 2020 Compared To Three Months Ended March 31, 2019
	Increase (Decrease) Due To:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income:
Interest-earning deposits with banks	$(137)	$(309)	$(446)
Time Deposits	16	(14)	2
Restricted interest-earning deposits with banks	(11)	(10)	(21)
Securities available for sale	—	(11)	(11)
Net investment in leases	(319)	(346)	(665)
Loans receivable	1,260	463	1,723
Total interest income	(480)	1,062	582
Interest expense:
Certificate of Deposits	117	292	409
Money Market Deposits	6	(63)	(57)
Long-term borrowings	(741)	107	(634)
Total interest expense	(307)	25	(282)
Net interest income	(370)	1,233	863

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

Net interest and fee margin. The following table summarizes the Company’s net interest and fee income as an annualized percentage of average total finance receivables for the three-month periods ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Interest income	$26,465	$25,883
Fee income	2,766	4,042

Interest and fee income	29,231	29,925
Interest expense	5,680	5,962

Net interest and fee income	$23,551	$23,963

Average total finance receivables(1)	$1,008,823	$999,432
Annualized percent of average total finance receivables:
Interest income	10.49%	10.36%
Fee income	1.10	1.62

Interest and fee income	11.59	11.98
Interest expense	2.25	2.39

Net interest and fee margin	9.34%	9.59%

(1)

Total finance receivables include net investment in leases and loans. For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $0.4 million, or 1.7%, to $23.6 million for the three months ended March 31, 2020 from $24.0 million for the three months ended March 31, 2019. The annualized net interest and fee margin decreased 25 basis points to 9.34% in the three-month period ended March 31, 2020 from 9.59% for the corresponding period in 2019.

Interest income, net of amortized initial direct costs and fees, was $26.5 million and $25.9 million for the three-month periods ended March 31, 2020 and March 31, 2019, respectively. Average total finance receivables increased $9.4 million, or 0.9%, to $1,008.8 million at March 31, 2020 from $999.4 million at March 31, 2019. The increase in average total finance receivables was primarily due to origination volume exceeding lease and loan repayments, sales and charge-offs. The average yield on the portfolio increased 13 basis points to 10.49% from 10.36% in the prior year quarter. The weighted average implicit interest rate on new finance receivables originated was 12.45% and 12.76% for the three-month periods ended March 31, 2020, and March 31, 2019, respectively. As our origination volumes have been negatively impacted by the COVID-19 pandemic, our portfolio of finance receivables and related incomes may decline in the second quarter of 2020. Any returns to normal levels of origination activity, and our ability to replenish or grow our portfolio, remains uncertain.

Fee income was $2.8 million and $4.0 million for the three-month periods ended March 31, 2020 and March 31, 2019, respectively. Fee income included approximately $1.0 million of net residual income for the three-month period ended March 31, 2019. For 2020, after the adoption of CECL, all future cashflows from the Company’s pools of loans are included in the measurement of the allowance, including future cashflows from net residual income. Amounts of residual income are presented within the rollforward of the Allowance, as discussed further in “—Finance Receivables and Asset Quality”

Fee income also included approximately $2.1 million and $2.3 million in late fee income for the three-month periods ended March 31, 2020 and March 31, 2019, respectively. Late fees remained the largest component of fee income at 0.85% as an annualized percentage of average total finance receivables for the three-month period ended March 31, 2020, compared to 0.94% for the three-month period ended March 31, 2019.

Interest expense decreased $0.3 million to $5.7 million for the three-month period ended March 31, 2020 from $6.0 million for the corresponding period in 2019, primarily due to a decrease in interest expense of $0.6 million on lower outstanding long-term borrowings offset by an increase of $0.3 million on higher deposit balances. Interest expense, as an annualized percentage of average total finance receivables, decreased 14 basis points to 2.25% for the three-month period ended March 31, 2020, from 2.39% for the corresponding period in 2019. The average balance of deposits was $838.5 million and $816.9 million for the three-month periods ended March 31, 2020 and March 31, 2019, respectively.

For the three-month period ended March 31, 2020, average term securitization borrowings outstanding were $69.8 million at a weighted average coupon of 4.24%. For the three-month period ended March 31, 2019, average term securitization borrowings outstanding were $140.5 million at a weighted average coupon of 3.91%.

Our wholly-owned subsidiary, MBB, serves as our primary funding source. MBB raises fixed-rate and variable-rate FDIC-insured deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At March 31, 2020, brokered certificates of deposit represented approximately 52% of total deposits, while approximately 42% of total deposits were obtained from direct channels, and 6% were in the brokered MMDA Product.

Gain on Sale of Leases and Loans. Gain on sale of leases and loans was $2.3 million for the three-month period ended March 31, 2020, compared to $3.6 million for the three-month period ended March 31, 2019. Assets sold decreased to $22.9 million, for the first quarter of 2020 compared to $52.9 million for the first quarter of 2019, a 57% decrease. The amount of gain recognized declined by only 35%, reflecting a stronger margin realized on sales executed in the first quarter of 2020.

Our sales execution decisions, including the timing, volume and frequency of such sales, depend on many factors including our origination volumes, the characteristics of our contracts versus market requirements, our current assessment of our balance sheet composition and capital levels, and current market conditions, among other factors. In the current slowing economy resulting from the COVID-19 pandemic, we may have difficulty accessing the capital market and may find decreased interest and ability of counterparties to purchase our contracts, or we may be unable to negotiate terms acceptable to us.

Insurance premiums written and earned. Insurance premiums written and earned increased $0.2 million to $2.3 million for the three-month period ended March 31, 2020, from $2.1 million for the three-month period ended March 31, 2019, primarily due to an increase in the number of contracts enrolled in the insurance program as well as higher average ticket size driving higher premiums.

Other income. Other income was $7.6 million and $7.2 million for the three-month periods ended March 31, 2020 and March 31, 2019, respectively. The increase in other income was primarily driven by a $0.3 million increase in servicing income, driven by a higher portfolio serviced for others.

Salaries and benefits expense. The following table summarizes the Company’s Salary and benefits expense:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Salary, benefits and payroll taxes	$7,555	$7,352
Incentive compensation	905	2,438
Commissions	1,059	1,661

Total	$9,519	$11,451

Salaries and benefits expense decreased $2.0 million, or 17.4%, to $9.5 million for the three-month period ended March 31, 2020 from $11.5 million for the corresponding period in 2019. Total personnel decreased to 339 at March 31, 2020 from 352 at March 31, 2019. Incentive compensation decreased $1.5 million, driven by lower recognized bonus and share-based compensation amounts primarily driven by the Company’s operating results. Commissions decreased $0.6 million, or 36% primarily driven by a 24% decrease in origination volume.

As previously announced, subsequent to quarter end, in April 2020, the Company temporarily reduced the salaries of certain executives and furloughed approximately 120 employees as part of a plan to adjust the Company’s expense base and ensure operating efficiency during the COVID-19 crisis. The furlough period began on April 13, 2020 and is currently expected to continue through May 31, 2020.

General and administrative expense. The following table summarizes General and administrative expense:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Property taxes	$6,012	$6,241
Occupancy and depreciation	1,320	1,232
Professional fees	1,219	1,300
Information technology	986	1,059
Marketing	502	597
FDIC Insurance	274	130
Other G&A	3,292	2,795

Total	$13,605	$13,354

General and administrative expense increased $0.2 million, or 1.5%, to $13.6 million for the three months ended March 31, 2020 from $13.4 million for the corresponding period in 2019.

General and administrative expense as an annualized percentage of average total finance receivables was 5.39% for the three-month period ended March 31, 2020, compared to 5.34% for the three-month period ended March 31, 2019.

Goodwill impairment. In the first quarter of 2020, driven by negative current events related to the COVID-19 economic shutdown, the Company’s market capitalization falling below book value and other related impacts, the Company analyzed its goodwill for impairment. The Company concluded that the implied fair value of goodwill was less than it’s carrying amount, and recognized impairment equal to the entire $6.7 million balance.

Provision for income taxes. Income tax benefit of $7.4 million was recorded for the three-month period ended March 31, 2020, compared to expense of $1.6 million for the three-month period ended March 31, 2019. For the three-month period ended March 31, 2020, the income tax benefit includes a $3.2 million discrete benefit, related to remeasuring our federal net operating losses, driven by certain provisions in the CARES Act. Our statutory tax rate, which is a combination of federal and state income tax rates, was approximately 23.9% for both periods. However, our effective tax rate was 38.6% for the three-month period ended March 31, 2020, driven by the recognition of the discrete benefit.

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

As a result of the uncertainties surrounding the actual and potential impacts of COVID-19 on our business and financial condition, we raised additional liquidity through the issuance of FDIC-insured deposits and we increased our borrowing capacity at the Federal Reserve Discount Window.

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

We declared a dividend of $0.14 per share on January 30, 2020. The quarterly dividend was paid on February 20, 2020 to shareholders of record on the close of business on February 10, 2020, which resulted in a dividend payment of approximately $1.7 million. It represented the Company’s thirty-fourth consecutive quarterly cash dividend.

At March 31, 2020, we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a correspondent bank in addition to available cash and cash equivalents of $211.1 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB.

Our debt to equity ratio was 5.33 to 1 at March 31, 2020 and 4.26 to 1 at December 31, 2019.

Net cash used in investing activities was $5.2 million for the three-month period ended March 31, 2020, compared to net cash used in investing activities of $29.8 million for the three-month period ended March 31, 2019. The decrease in cash outflows from investing activities is primarily due to a decrease of $41.0 million for purchases of equipment for lease contracts partially offset by a reduction of $24.0 million in proceeds from sales of leases originated for investment. The decrease in purchases of equipment was primarily driven by lower origination volumes for the three months ended March 31, 2020 compared to 2019, and the reduction in proceeds from sales was driven by lower volumes of sales, driven primarily by our execution decisions.

Net cash provided by financing activities was $82.5 million for the three-month period ended March 31, 2020, compared to net cash provided by financing activities of $60.3 million for the three-month period ended March 31, 2019. The increase in cash flows from financing activities is primarily due to an increase of $18.5 million in deposits and a decrease of $7.1 million of term securitization repayments offset by $3.4 million of additional repurchases of common stock. Financing activities also include transactions related to the Company’s payment of dividends.

Net cash provided by operating activities was $10.2 million for the three-month period ended March 31, 2020, compared to net cash provided by operating activities of $12.5 million for the three-month period ended March 31, 2019. Transactions affecting net cash provided by operating activities including goodwill impairment, provision for credit losses, changes in income tax liability and leases originated for sale and proceeds thereof are discussed in detail in the notes to the Consolidated Financial Statements.

We expect cash from operations, additional borrowings on existing and future credit facilities and funds from deposits issued through brokers, direct deposit sources, and the MMDA Product to be adequate to support our operations and projected growth for the next 12 months and the foreseeable future.

Total Cash and Cash Equivalents. Our objective is to maintain an adequate level of cash, investing any free cash in leases and loans. We primarily fund our originations and growth using FDIC-insured deposits issued through MBB. Total cash and cash equivalents available as of March 31, 2020 totaled $211.1 million, compared to $123.1 million at December 31, 2019.

Time Deposits with Banks. Time deposits with banks are primarily composed of FDIC-insured certificates of deposits that have original maturity dates of greater than 90 days. Generally, the certificates of deposits have the ability to redeem early, however, early redemption penalties may be incurred. Total time deposits as of March 31, 2020 and December 31, 2019 totaled $13.7 million and $12.9 million, respectively.

Restricted Interest-Earning Deposits with Banks. As of March 31, 2020 and December 31, 2019, we had $6.5 million and $6.9 million, respectively, of cash that was classified as restricted interest-earning deposits with banks. Restricted interest-earning deposits with banks consist primarily of various trust accounts related to our secured debt facilities. Therefore, these balances generally decline as the term securitization borrowings are repaid.

Borrowings. Our primary borrowing relationship requires the pledging of eligible lease and loan receivables to secure amounts advanced. Our secured borrowings amounted to $62.6 million at March 31, 2020 and $76.6 million at December 31, 2019. Information pertaining to our borrowing facilities is as follows:

	For the Three Months Ended March 31, 2020				As of March 31, 2020
	Maximum Facility Amount	Maximum Month End Amount Outstanding	Average Amount Outstanding	Weighted Average Rate (3)	Amount Outstanding	Weighted Average Rate (2)	Unused Capacity(1)
	(Dollars in thousands)
Federal funds purchased	$25,000	$—	$—	—%	$—	—%	$25,000
Term note securitizations(4)	—	71,721	69,751	4.24%	62,555	3.62%	—
Revolving line of credit	5,000	—	—	—%	—	—%	5,000

	$30,000	$71,721	$69,751	4.24%	$62,555	3.62%	$30,000

(1)

Does not include MBB’s access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge. Based on assets pledged at March 31, 2020, MBB had $47.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window. Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

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

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve Discount Window based on the amount of assets MBB chooses to pledge. MBB had $47.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window, based on $55.1 million of net investment in leases pledged at March 31, 2020.

Term Note Securitizations

On July 27, 2018 we completed a $201.7 million asset-backed term securitization. It provides the company with fixed-cost borrowing with the objective of diversifying its funding sources and is recorded in long-term borrowings in the Consolidated Balance Sheet.

In connection with this securitization transaction, we transferred leases to our bankruptcy remote special purpose wholly-owned subsidiary (“SPE”) and issued term debt collateralized by such commercial leases to institutional investors in a private securities offering. The SPE is considered variable interest entity (“VIE”) under U.S. GAAP. We continue to service the assets of our VIE and retain equity and/or residual interests. Accordingly, assets and related debt of the VIE is included in the accompanying Consolidated Balance Sheets. Collateral in excess of our borrowings under the securitization transaction represents our maximum loss exposure and there is no further recourse to our general credit. At March 31, 2020 and December 31, 2019 outstanding term securitizations amounted to $62.2 million and $76.1 million, respectively and the Company was in compliance with terms of the term note securitization agreement. See Note 10 – Debt and Financing Arrangements in the accompanying Consolidated Financial Statements for detailed information regarding of our term note securitization

Bank Capital and Regulatory Oversight

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

At March 31, 2020, Marlin Business Service Corp and MBB’s Tier 1 leverage ratio, common equity Tier 1 risk-based ratio, Tier 1 risk-based capital ratio and total risk-based capital ratios exceeded the requirements for well-capitalized status.

See MDA—Executive Summary for discussion of updates to our capital requirements driven by the termination of the CMLA Agreement and driven by our election to utilize the five-year transition related to the adoption of the CECL accounting standard. In addition, see Note 13—Stockholders’ Equity in the Notes to Consolidated Financial Statements for additional information regarding these ratios and our levels at March 31, 2020.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” herein.

Items Subsequent to March 31, 2020

The Company declared a dividend of $0.14 per share on April 30, 2020. The quarterly dividend, which is expected to result in a dividend payment of approximately $1.7 million, is scheduled to be paid on May 21, 2020 to shareholders of record on the close of business on May 11, 2020. It represents the Company’s thirty-fifth consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s Board of Directors.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Form 10-K for the year ended December 31, 2019, other than as discussed below.

Allowance for credit losses.

For 2019 and prior, we maintained an allowance for credit losses at an amount sufficient to absorb losses inherent in our existing lease and loan portfolios as of the reporting dates based on our estimate of probable incurred net credit losses in accordance with the Contingencies Topic of the FASB ASC. See further discussion of our policy under the incurred model in the “Critical Accounting Policy” section of our 2019 Form 10-K.

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), which changed our accounting policy and estimated allowance. CECL replaces the probable, incurred loss model with a measurement of expected credit losses for the contractual term of the Company’s current portfolio of loans and leases. After the adoption of CECL, an allowance, or estimate of credit losses, will be recognized immediately upon the origination of a loan or lease, and will be adjusted in each subsequent reporting period

We maintain an allowance for credit losses at an amount that takes into consideration all future cashflows that we expect to receive or derive from the pools of contracts, including recoveries after charge-off, amounts related to initial direct cost and origination costs net of fees deferred, and certain future cashflows from residual assets. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level.

We developed a consistent, systematic methodology to measure our estimate of the credit losses inherent in our current portfolio, over the entire life of the contracts. We made certain key decisions that underly our methodology, including our decisions of how to aggregate our portfolio into pools for analysis based on similar risk characteristics, the selection of appropriate historical loss data to reference in the model, our selection of a model to calculate the estimate, a reasonable and supportable forecast, and the length of our forecast and approach to reverting to historical loss data.

For our Equipment Finance segment, we determine our reasonable and supportable forecast based on certain economic variables that were selected based on a statistical analysis of our own historical loss experience, going back to 2004. We selected unemployment rate and changes in the number of business bankruptcies as our economic variables, based on an analysis of the correlation of changes in those variables to our loss experience over time.

As part of our estimate of expected credit losses, specific to each measurement date, management considers relevant qualitative and quantitative factors to assess whether the historical loss experience being referenced should be adjusted to better reflect the risk characteristics of the current portfolio and the expected future loss experience for the life of these contracts. This assessment incorporates all available information relevant to considering the collectability of our current portfolio, including considering economic and business conditions, default trends, changes in portfolio composition, changes in lending policies and practices, among other internal and external factors. Further, each measurement period we determine whether to separate any loans from their current pool for individual analysis based on their unique risk characteristics. Our approach to estimating qualitative adjustments takes into consideration all significant current information we believe appropriate to reflect the changes and risks in the portfolio or environment and involves significant judgment.

Our estimates of expected net credit losses are inherently uncertain, and as a result we cannot predict with certainty the amount of such losses. We may recognize credit losses in excess of our reserve, or a significant increase to our credit loss estimate, in the future, driven by the update of assumptions and information underlying our estimate and/or driven by the actual amount of realized losses. Our estimate of credit losses will be revised each period to reflect current information, including current forecasts of economic conditions, changes in the risk characteristics and composition of the portfolio, and emerging trends in our portfolio, among other factors, and these updates for current information could drive a significant adjustment to our reserve. Further, actual credit losses may exceed our estimated reserve, and such excess may be significant, if the actual performance of our portfolio differs significantly from the current assumptions and judgements, including those underlying our forecast and qualitative adjustments, as of any given measurement date.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company’s first fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are party to various legal proceedings, which include claims and litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material impact on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2019, other than as discussed below.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The pandemic has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. We continue to evaluate newly enacted and monitor proposed government and banking regulations issued in response to the COVID-19 pandemic; further changes in regulation that impact our business or that impact our customers could have a significant impact on our future operations and business strategies.

Our operations and financial results have already been negatively impacted as a result of COVID-19 pandemic, as discussed further in “ MDA – Overview” and MDA—Results of Operations”. The pandemic, reduction in economic activity, and current business limitations and shutdowns have increased risks to our business that include, but are not limited to:

•

Credit Risk. We extend credit primarily to small and mid-sized businesses, and many of our customers may be particularly susceptible to business limitations, shutdowns and possible recessions and may be unable to make scheduled lease or loan payments during these periods and may be at risk of discontinuing their operations. As a result, our delinquencies and credit losses may substantially increase. Our risk and exposure to future losses may be amplified to the extent economic activity remains shutdown for an extended period, or to the extent businesses have limited operations or are unable to return to normal levels of activity after the restrictions are lifted.

Our estimate of expected future credit losses recognized within our allowance as of March 31, 2020 is based on certain assumptions, forecasts and estimates about the impact of current economic conditions on our portfolio of receivables based on information known as of March 31, 2020, including certain expectations about the extent and timing of impacts from COVID-19. If those assumptions, forecasts or estimates underlying our financial statements are incorrect, we may experience significant losses as the ultimate realization of value, or revisions to our estimates, may be materially different than the amounts reflected in our consolidated statement of financial position as of any particular date.

•

Portfolio Risk. We are currently experiencing a significant decrease in demand for our lease and loan products as a result of the COVID-19 pandemic, and we have limited visibility to the future recovery of such demand.

We have shifted the focus of portions of our operations and certain personnel to implement specific programs and new products in response to the pandemic. In particular, we have focused efforts on loan modifications and a payment deferral program, implemented a new PPP loan product, and increased customer service efforts to respond to our borrower’s needs. There can be no assurances that such efforts will be successful in mitigating any risk of credit loss.

•

Liquidity and Capital Risk. As of March 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we currently have sufficient capital, our reported and regulatory capital ratios could be adversely impacted by further credit losses and other COVID-19 related impacts on our operations. We are managing the evolving risks of our business while closely monitoring and forecasting the potential impacts of COVID-19 on our future operations and financial position, including capital levels. However, given the uncertainty about future developments and the extent and duration of the impacts of COVID-19 on our business and future operations, we face elevated risks to our ability to forecast and estimate future capital levels. If we fail to meet capital requirements in the future, our business, financial condition or results of operations may be adversely affected.

We have historically returned capital to shareholders through normal dividends, special dividends and share repurchases. There can be no assurances that these forms of capital returns are the optimal use of our capital or that they will continue in the future.

•

Operational Risk. The spread of COVID-19 has caused us to modify our business practices (including implementing certain business continuity plans, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. We face increased risk of any operational or procedural failures due to changes in our normal business practices necessitated by the pandemic.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided.

The extent to which the coronavirus pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form

10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on Stock Repurchases

On May 30, 2017, the Company’s Board of Directors approved a stock repurchase plan (the “2017 Repurchase Plan”) under which the Company was authorized to repurchase up to $10 million in value of its outstanding shares of common stock. At September 30, 2019, there was no balance remaining in the 2017 Repurchase Plan.

On August 1, 2019, the Company’s Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) under which the Company is authorized to repurchase up to $10 million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The repurchases may be made on the open market, in block trades or otherwise. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. The repurchases are funded using the Company’s working capital. As of March 31, 2020, the Company had $4.7 million remaining in the 2019 Repurchase Plan.

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2020.

	Number of Shares Purchased	Average Price Paid Per Share(1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Time Period
January 1, 2020 to
January 31, 2020	62,512	$21.27	$7,618,055
February 1, 2020 to
February 29, 2020	66,289	$20.34	$6,269,949
March 1, 2020 to
March 31, 2020	135,669	$11.63	$4,691,747
Total for the quarter ended
March 31, 2020	264,470	$16.09

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

In addition to the repurchases described above, pursuant to the 2014 Equity Compensation Plan, participants may have shares withheld to cover income taxes. There were 21,123 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Compensation Plan during the three-month period ended March 31, 2020, at an average cost of $ 13.38 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

3.3	Amendment to Amended and Restated Bylaws, effective as of April 20, 2020 (3)

10.1	Form of Restricted Stock Unit Award under the 2019 Equity Compensation Plan. (Filed Herewith)

10.2	Form of Performance Stock Unit Award under the 2019 Equity Compensation Plan. (Filed Herewith)

10.3	Form of Performance Stock Unit Award (with TSR Modifier) under the 2019 Equity Compensation Plan. (Filed Herewith)

31.1	Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

31.2	Certification of the Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of Marlin Business Services Corp. for the period ended March 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements. (Submitted electronically with this report)

(1)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
(2)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 20, 2016, and incorporated by reference herein.
(3)	Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2020, and incorporated by reference herein.

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

Date: May 1, 2020