Form 10-Q
period 2020-06-30
MARLIN BUSINESS SERVICES CORP
filed 2020-07-31
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON,

D.C. 20549

FORM
10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2020

Commission file number
000-50448

MARLIN BUSINESS SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania

38-3686388

(State of incorporation) (I.R.S.

Employer Identification Number)

300 Fellowship Road
,
Mount Laurel
,
NJ
08054

(Address of principal executive offices)

(Zip code)

(
888
)
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

See the definitions of "large accelerated

filer,”

“accelerated filer", “smaller
reporting company” and “emerging growth company”

in Rule 12b-2 of the Exchange Act.

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

At July 24, 2020,
11,941,024

shares of Registrant’s common

stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2020

TABLE OF CONTENTS

Page No.

Part I – Financial Information

................................................................

................................................................

................................ 3
Item 1 Consolidated Financial Statements (Unaudited)

................................................................

...........................................................

3

Consolidated Balance Sheets at June 30, 2020 and December 31, 2019

................................................................

................. 3

Consolidated Statements of Operations for the three- and six - month periods ended

June 30, 2020 and 2019

................................................................

................................................................

...................... 4

Consolidated Statements of Comprehensive Income (Loss) for the three- and six - month periods ended

June 30, 2020 and 2019

................................................................

................................................................

...................... 5

Consolidated Statements of Stockholders’ Equity for the three and six-month periods ended

June 30, 2020 and 2019

................................................................

................................................................

....................... 6

Consolidated Statements of Cash Flows for the six-month periods ended

June 30, 2020 and 2019

................................................................

................................................................

...................... 8

Notes to Unaudited Consolidated Financial Statements

................................................................

........................................

10
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

....................................................

42
Item 3 Quantitative and Qualitative Disclosures about Market Risk

................................................................

....................................

70
Item 4 Controls and Procedures

................................................................

................................................................

............................ 70
Part II – Other Information

................................................................

................................................................

..................................

70
Item 1 Legal Proceedings
................................................................

................................................................

......................................

70
Item 1A Risk Factors
…

................................................................

................................................................

...........................................

70
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

................................................................

...................................

72
Item 3 Defaults upon Senior Securities

................................................................

................................................................

................. 72
Item 4 Mine Safety Disclosures

................................................................

................................................................

............................ 72
Item 5 Other Information

................................................................

................................................................

......................................

72
Item 6 Exhibits

……. ................................................................................................

................................................................

............ 73
Signatures

................................................................

................................................................

................................................................

74

PART

I. Financial Information

Item 1. Consolidated

Financial Statements

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

June 30, December 31,

2020 2019
(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks
$
5,898
$
4,701
Interest-earning deposits with banks

205,808
118,395

Total cash and cash equivalents
211,706
123,096
Time deposits with banks
9,941
12,927
Restricted interest-earning deposits related to consolidated VIEs
6,072
6,931
Investment securities (amortized cost of
$10.3

million and
$11.1

million at

June 30, 2020 and December 31, 2019, respectively)
10,408
11,076
Net investment in leases and loans:

Leases
383,787
426,608

Loans
590,892
601,607
Net investment in leases and loans, excluding allowance for credit losses (includes $
50.5

million and
974,679
1,028,215
$
76.1

million at June 30, 2020 and December 31, 2019, respectively, related to consolidated VIEs)
Allowance for credit losses
(63,644)
(21,695)

Total net investment in leases and loans
911,035
1,006,520
Intangible assets
7,062
7,461
Goodwill
—
6,735
Operating lease right-of-use assets
8,146
8,863
Property and equipment, net
8,594
7,888
Property tax receivables, net of allowance
9,217
5,493
Other assets
14,034
10,453

Total assets
$
1,196,215
$
1,207,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
$
902,191
$
839,132
Long-term borrowings related to consolidated VIEs
50,890
76,091
Operating lease liabilities
9,242
9,730
Other liabilities:

Sales and property taxes payable
6,884
2,678

Accounts payable and accrued expenses
24,245
34,028

Net deferred income tax liability
21,759
30,828

Total liabilities
1,015,211
992,487
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $
0.01

par value;
5,000,000

shares authorized; none issued
—
—
Common Stock, $
0.01

par value;
75,000,000

shares authorized;
11,942,247

and
12,113,585

shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively
119
121

Additional paid-in capital
75,606
79,665

Accumulated other comprehensive income
86
58

Retained earnings
105,193
135,112

Total stockholders’ equity
181,004
214,956

Total liabilities and stockholders’ equity
$
1,196,215
$
1,207,443

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,

2020 2019 2020 2019
(Dollars in thousands, except per-share data)
Interest income $
24,248
$
27,082
$
50,713
$
52,965
Fee income
2,450
3,507
5,216
7,549
Interest and fee income
26,698
30,589
55,929
60,514
Interest expense
5,428
6,408
11,108
12,370
Net interest and fee income
21,270
24,181
44,821
48,144
Provision for credit losses
18,806
4,756
43,956
10,119
Net interest and fee income after provision for credit losses
2,464
19,425
865
38,025
Non-interest income:

Gain on leases and loans sold
57
3,332
2,339
6,944

Insurance premiums written and earned
2,249
2,176
4,531
4,308

Other income

1,489
1,693
9,128
8,897

Non-interest income

3,795
7,201
15,998
20,149
Non-interest expense:

Salaries and benefits
7,668
12,469
17,187
23,920

General and administrative
5,847
6,068
19,452
19,422

Goodwill impairment
—
—
6,735
—

Non-interest expense
13,515
18,537
43,374
43,342

(Loss) income before income taxes
(7,256)
8,089
(26,511)
14,832
Income tax (benefit) expense
(1,374)
1,974
(8,808)
3,576

Net (loss) income
$
(5,882)
6,115
(17,703)
11,256
Basic (loss) earnings per share $
(0.50)
$
0.50
$
(1.50)
$
0.91
Diluted (loss) earnings per share $
(0.50)
$
0.49
$
(1.50)
$
0.91

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,
2020 2019 2020 2019
(Dollars in thousands)
Net (loss) income $
(5,882)
$
6,115
$
(17,703)
$
11,256
Other comprehensive income (loss):

Increase in fair value of debt securities available for sale
88
69
37
123

Tax effect
(22)
(17)
(9)
(31)
Total other comprehensive income
66
52
28
92

Comprehensive (loss) income
$
(5,816)
$
6,167
$
(17,675)
$
11,348

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)

Accumulated

Common Additional
Other
Total

Common Stock Paid-In Comprehensive Retained Stockholders’
Shares
Amount

Capital

Income (Loss)
Earnings

Equity

(Dollars in thousands)
Balance, December 31, 2019
12,113,585
$
121
$
79,665
$
58
$
135,112
$
214,956

Repurchase of common stock
(285,593)
(3)
(4,535)
—
—
(4,538)

Stock issued in connection with restricted

stock and RSUs, net of forfeitures
56,481
1
(1)
—
—
—

Stock-based compensation recognized
—
—
518
—
—
518

Net change in unrealized gain/loss on

securities available for sale, net of tax
—
—
—
(38)
—
(38)

Net loss
—
—
—
—
(11,821)
(11,821)

Impact of adoption of new accounting

standards
(1)
—
—
—
—
(8,877)
(8,877)
Cash dividends paid ($
0.14

per share)
—
—
—
—
(1,710)
(1,710)
Balance, March 31, 2020
11,884,473
119
75,647
20
112,704
188,490

Issuance of common stock
14,891
—
120
—
—
120

Repurchase of common stock
(1,897)
—
(12)
—
—
(12)

Stock issued in connection with restricted

stock and RSUs, net of forfeitures
44,780
— — — — —

Stock-based compensation recognized
—
—
(149)
—
—
(149)

Net change in unrealized gain/loss on

securities available for sale, net of tax
—
—
—
66
—
66

Net loss
—
—
—
—
(5,882)
(5,882)
Cash dividends paid ($
0.14

per share)
—
—
—
—
(1,629)
(1,629)
Balance, June 30, 2020
11,942,247
$
119
$
75,606
$
86
$
105,193
$
181,004
(1)

Represents the impact of Accounting Standards Update ("ASU")

2016-13 and related ASUs collectively referred to as "CECL".

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
$
124
$
83,498
$
(2)
$
(44)
$
114,935
$
198,511

Repurchase of common stock
(48,857)
(1)
(1,144)
—
—
—
(1,145)

Stock issued in connection with restricted

stock and RSUs, net of forfeitures
30,209
— — — — — —

Stock-based compensation recognized
—
—
861
—
—
—
861

Net change in unrealized gain/loss on

securities available for sale, net of tax
—
—
—
—
40
—
40

Net income
—
—
—
—
—
5,141
5,141
Cash dividends paid ($
0.14

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
Cash dividends paid ($
0.14

per share)
—
—
—
—
—
(1,774)
(1,774)
Balance, June 30, 2019
12,285,564
$
123
$
82,726
$
(2)
$
48
$
122,659
$
205,554

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,
2020 2019
(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income $
(17,703)
$
11,256

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization
2,059
2,390

Stock-based compensation
369
1,851

Goodwill impairment
6,735
—

Change in fair value of equity securities
(89)
(94)

Provision for credit losses
43,956
10,119

Change in net deferred income tax liability
(6,047)
4,142

Amortization of deferred initial direct costs and fees
6,393
7,252

(Gain) loss on equipment disposed
(37)
911

Gain on leases sold
(2,339)
(6,944)

Leases originated for sale
(4,820)
(29,036)

Proceeds from sale of leases originated for sale
5,058
30,062

Noncash lease expense
872
551

Effect of changes in other operating items:

Other assets
(7,665)
(4,549)

Other liabilities
(1,320)
(892)

Net cash provided by operating activities
25,422
27,019
Cash flows from investing activities:

Net change in time deposits with banks
2,986
(3,020)

Purchases of equipment for lease contracts and funds used to originate loans
(229,512)
(409,915)

Principal collections on leases and loans
237,797
248,563

Proceeds from sale of leases originated for investment
21,337
87,390

Security deposits collected, net of refunds
(129)
(130)

Proceeds from the sale of equipment
1,151
1,409

Acquisitions of property and equipment
(1,790)
(816)

Principal payments received on securities available for sale
779
529

Net cash provided by (used in) investing activities

32,619
(75,990)
Cash flows from financing activities:

Net change in deposits
63,059
132,785

Term securitization repayments
(25,402)
(40,829)

Business combinations earn-out consideration payments
(168)
(223)

Issuances of common stock

120
240

Repurchases of common stock
(4,550)
(2,864)

Dividends paid
(3,349)
(3,456)

Net cash provided by financing activities
29,710
85,653
Net increase in total cash, cash equivalents and restricted cash
87,751
36,682
Total cash, cash equivalents

and restricted cash, beginning of period

130,027
111,201
Total cash, cash equivalents

and restricted cash, end of period
$
217,778
$
147,883

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,

2020 2019
(Dollars in thousands)
Supplemental disclosures of cash flow information:

Cash paid for interest on deposits and borrowings
$
11,368
$
11,504

Net cash paid for income taxes
1,868
1,362

Leases transferred into held for sale from investment
19,235
81,472
Supplemental disclosures of non cash investing activities:

Business combinations assets acquired
$
—
$
146

Purchase of equipment for lease contracts and loans originated
4,106
7,038
Reconciliation of Cash, cash equivalents and restricted cash to

the Consolidated Balance Sheets:
Cash and cash equivalents $
211,706
$
139,731
Restricted interest-earning deposits
6,072
8,152
Cash, cash equivalents and restricted cash at end of period $
217,778
$
147,883

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

MBB serves as the Company’s

primary funding source through its
issuance of Federal Deposit Insurance Corporation (“FDIC”)

-insured deposits.

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

at June 30, 2020 and the
results of operations for the three-

and six -month periods ended June 30, 2020 and 2019

,

and cash flows for the six-month periods
ended June 30, 2020 and 2019.

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

Provision for income taxes.

Our statutory tax rate was
25.4
% for the three months ended June 30, 2020.

For the three-month period ended June 30, 2020, the
effective tax rate was
18.9
%, driven by an interim reporting limitation on the amount of tax benefits that can be recognized under
Accounting Standards Codification (“ASC”) 740, Income Taxes
.

For the six-month period ended June 30, 2020, the effective

tax rate in recognizing our benefit was
33.2
%, driven by a $
3.2

million
discrete benefit, resulting from certain provisions in the Coronavirus

Aid, Relief, and Economic Security Act (“CARES Act”) that
allow for a remeasurement of our federal net operating losses.

The Company has filed for a refund of carryback net operating losses as permitted under the CARES act.

The impact to our effective rate from that benefit was partially offset by the limitation on interim
tax benefits, as discussed above.

For the three and six month periods ended June 30, 2019,

our effective tax rates were
24.4
% and
24.1
%, respectively, and there were
no significant reconciling items from our statutory rate.

Significant Accounting Policies.

There have been no significant changes to our Significant

Accounting Policies as described in our
Annual Report on Form 10-K for the year ended December

31, 2019, other than the adoption of ASU 2016-13 as described below.

Recently Adopted Accounting Standards
.

Credit Losses.

In June 2016, the FASB

issued ASU 2016-13,
Financial Instruments - Credit Losses (Topic

326): Measurement of
Credit Losses on Financial Instruments
, which changes the methodology for evaluating impairment

of most financial instruments.
This guidance was subsequently amended by ASU 2018-19, Codification Improvements,

ASU 2019-04,
Codification Improvements ,
ASU 2019-05,
Targeted

Transition Relief,
ASU 2019-10, Effective Dates, and ASU 2019-11, Codification Improvements
.

These
ASUs are referred to collectively as “CECL”.

CECL replaces the probable, incurred loss model with a measurement of expected credit losses for the contractual term of the
Company’s current portfolio of loans

and leases.

Under CECL, an

allowance, or estimate of credit losses, is recognized immediately upon the origination of a loan or lease and will be adjusted in each subsequent reporting period.

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

of Operations; the adoption of CECL results in such residual income being captured as a component of the activity of the
allowance. The Company’s poli

cy for charging off contracts against the

allowance, and non-accrual policy are not impacted by the
adoption of CECL.

The provision for credit losses recognized in the Consolidated

Statements of Operations under CECL will be primarily driven by originations, offset by the reversal of the allowance

for any contracts sold, plus any amounts of realized cashflows,

such as charge-
offs, above or below our modeled estimates, plus adjustments for changes in estimate each subsequent reporting period.

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

and
(iv) Community Reinvestment Act and Paycheck Protectio

n

loans.

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

Balance Sheets:

Balance as of Balance as of
December 31, Adoption
January 1,

2019 Impact 2020
(Dollars in thousands)
Assets:
Net investment in leases and loans $
1,028,215
$
—
$
1,028,215
Allowance for credit losses
(21,695)
(11,908)
(33,603)
Total net investment in leases

and loans
1,006,520
994,612
Liabilities:
Net deferred income tax liability
30,828
(3,031)
27,797
Stockholders' Equity:
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

Three Months Ended
Six Months Ended

June 30, June 30,
(Dollars in thousands) 2020 2019 2020 2019
Insurance premiums written and earned $
2,249
$
2,176
$
4,531
$
4,308
Gain on sale of leases and loans
57
3,332
2,339
6,944
Servicing income
489
339
1,055
626
Property tax (loss) income
(380)
79
5,124
5,722
Net gains recognized during the period on equity securities

31
50
89
94
Non-interest income - other than from contracts with customers
2,446
5,976
13,138
17,694
Property tax administrative fees on leases
236
261
470
529
ACH payment fees
36
74
108
160
Insurance policy fees
873
666
1,791
1,334
Referral fees
14
164
108
318
Other
190
60
383
114
Non-interest income from contracts with customers
1,349
1,225
2,860
2,455
Total non-interest income $
3,795
$
7,201
$
15,998
$
20,149

NOTE 4 - Investment Securities

The Company had the following investment securities as of the dates presented:

June 30, December 31,
2020 2019
(Dollars in thousands)
Equity Securities
Mutual fund $
3,740
$
3,615
Debt Securities, Available

for Sale:
Asset-backed securities ("ABS")
3,935
4,332
Municipal securities

2,733

3,129

Total investment securities
$
10,408
$
11,076

The following schedule summarizes changes in fair value of equity securities and the portion of unrealized gains and losses for each
period presented:

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in thousands) 2020 2019 2020 2019
Net gains recognized during the period on equity securities

$
31
$
50
$
89
$
94
Less: Net gains recognized during the period

on equity securities sold during the period

—

—
—
—
Unrealized gains recognized during the reporting period

on equity securities still held at the reporting date
$
31
$
50
$
89
$
94

Available for

Sale
The following schedule is a summary of available for sale investments as of the dates presented:

June 30, 2020
Gross

Gross
Amortized
Unrealized

Unrealized Estimated
Cost Gains Losses Fair Value
(Dollars in thousands)
ABS $
3,865
$
70
$
—
$
3,935
Municipal securities
2,664
69
—
2,733

Total Debt

Securities, Available for Sale
$
6,529
$
139
$
—
$
6,668
December 31, 2019
Gross

Gross
Amortized
Unrealized

Unrealized Estimated
Cost Gains Losses Fair Value
(Dollars in thousands)
ABS $
4,302
$
33
$
(3)
$
4,332
Municipal securities
3,058
71
—
3,129

Total Debt

Securities, Available for Sale
$
7,360
$
104
$
(3)
$
7,461
The Company evaluates its available for sale securities in an unrealized loss position for other than temporary impairment on at least a quarterly basis. The Company did not recognize any other than temporary impairment to earnings for each of the periods ended June
30, 2020 and June 30, 2019.
The following tables present the aggregate amount of unrealized losses on available for sale securities in the Company’s

investment
securities classified according to the amount of time those securities have been in a continuous loss position as of June 30, 2020

and
December 31, 2019:
June 30, 2020
Less than 12 months 12 months or longer Total
Gross

Gross Gross
Unrealized

Fair Unrealized Fair Unrealized Fair
Losses Value Losses Value Losses Value
(Dollars in thousands)
Municipal securities
(1)
$
—
$
170
$
—
$
—
$
—
$
170
Total available

for sale investment
securities $
—
$
170
$
—
$
—
$
—
$
170
(1) The unrealized loss is immaterial
December 31, 2019
Less than 12 months 12 months or longer Total
Gross

Gross Gross
Unrealized

Fair Unrealized Fair Unrealized Fair
Losses Value Losses Value Losses Value
(Dollars in thousands)
ABS $
—
$
—
$
(3)
$
430
$
(3)
$
430
Total available

for sale investment
securities $
—
$
—
$
(3)
$
430
$
(3)
$
430

The following table presents the amortized cost, fair value, and weighted average yield of available for sale investments at June 30,
2020,

based on estimated average life. Receipt of cash flows may differ from those estimated maturities because borrowers may have
the right to call or prepay obligations with or without penalties:

Distribution of Maturities
1 Year

Over 1 to

Over 5 to
Over 10
or Less 5 Years 10 Years Years Total
(Dollars in thousands)
Amortized Cost:
ABS $
—
$
2,351
$
1,514
$
—
$
3,865
Municipal securities

15

346

2,133

170

2,664
Total available

for sale investments
$
15
$
2,697
$
3,647
$
170
$
6,529
Estimated fair value $
15
$
2,762
$
3,721
$
170
$
6,668
Weighted-average

yield, GAAP basis
4.75%
2.01%
2.31%
2.10%
2.19%

NOTE 5 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

June 30, 2020 December 31, 2019
(Dollars in thousands)
Minimum lease payments receivable
$
407,019
$
457,602
Estimated residual value of equipment
28,851
29,342
Unearned lease income, net of initial direct costs and fees deferred
(51,625)
(59,746)
Security deposits
(458)
(590)
Total leases
383,787
426,608
Commercial loans, net of origination costs and fees deferred
Working Capital

Loans
42,078
60,942
CRA
(1)
1,098
1,398
Equipment loans
(2)
473,267
464,655
CVG
70,452
74,612
PPP Loans
3,997
—
Total commercial loans
590,892
601,607
Net investment in leases and loans, excluding allowance
974,679
1,028,215
Allowance for credit losses
(63,644)
(21,695)
Total net investment in leases

and loans
$
911,035
$
1,006,520
________________________

(1)

CRA loans are comprised of loans originated under a line of credit to satisfy its obligations under the Community Reinvestment Act of 1977
(“CRA”).
(2)

Equipment loans are comprised of Equipment Finance Agreements, Installment Purchase Agreements and other loans.

In 2020, the Company was a participating lender,

offering loans to its customers that are guaranteed under

the Small Business
Administration’s (SBA’s)

Paycheck Protection Program (“PPP”).

The SBA pays lender fees for processing PPP loans, and the
Company will recognize the fee income associated with originating these loans over the life of the contracts on the effective

interest
method.

In response to COVID-19, starting in mid-March 2020,

the Company instituted a payment deferral contract modification program in
order to assist our small-business customers.

See Note 6, “Allowance for Credit Losses” for discussion of that program.

At June 30, 2020, $
50.5

million in net investment in leases were pledged as collateral for the Company’s outstanding asset-backed
securitization balance and $
56.3

million in net investment in leases were pledged as collateral for the secured borrowing capacity at
the Federal Reserve Discount Window.

The amount of deferred initial direct costs and origination costs net of fees deferred were $
17.9

million and $
20.5

million as of June
30, 2020 and December 31, 2019,

respectively. Initial direct

costs are netted in unearned income and are amortized to income using the effective interest method.

ASU 2016-02 limited the types of costs that qualify for deferral as initial direct costs for leases, which
reduced the deferral of unit lease costs and resulted in an increase in current period expense. Origination costs are netted in
commercial loans and are amortized to income using the effective interest method. At June 30, 2020 and December 31,

2019, $
23.1
million and $
23.4

million, respectively, of the estimated

residual value of equipment retained on our Consolidated Balance

Sheets was
related to copiers.

Maturities of lease receivables

under lease contracts and the amortization of unearned lease income, including initial direct costs and
fees deferred, were as follows as of June 30, 2020:

Minimum Lease

Payments Net Income
Receivable
(1)
Amortization
(2)
(Dollars in thousands)
Period Ending December 31,
Remainder of 2020
$
87,364
$
15,111
2021
142,161
19,713
2022
94,796
10,463
2023
53,312
4,588
2024
23,862
1,403
Thereafter
5,524
347
$
407,019
$
51,625
________________________

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

The Company’s servicing liability

was $
1.9

million and $
2.5

million as of
June 30, 2020 and December 31, 2019, respectively,

and is recognized within Accounts payable and accrued expenses in the
Consolidated Balance Sheets.

As of June 30, 2020 and December 31, 2019, the portfolio

of leases and loans serviced for others was
$
296

million and $
340

million, respectively.

In addition, the Company

may have continuing involvement in contracts sold through any recourse obligations that may include
customary representations and warranties or specific recourse provisions. The Company’s reserve

for expected losses from recourse
obligations was $
0.8

million as of June 30, 2020 and $
0.4

million as of December 31, 2019.

The following table summarizes information related to portfolio sales for the periods presented:

Three Months Ended June 30, Six Months Ended June 30,
2020 2019 2020 2019
(Dollars in thousands)
Sales of leases and loans

$
1,127
$
57,640
$
24,056
$
110,508
Gain on sale of leases and loans
57
3,332
2,339
6,944

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

(“CECL”)
,

which changed our accounting policy and estimated allowance.

CECL replaces the
probable, incurred loss model with a measurement of expected credit losses for the contractual term of the Company’s

current
portfolio of loans and leases.

After the adoption of CECL, an allowance, or estimate of credit losses, is recognized immediately upon
the origination of a loan or lease and will be adjusted in each subsequent reporting period.

See further discussion of the adoption of
this accounting standard and a summary of the Company’s

revised Accounting Policy for Allowance for Credit Losses

in Note 2,
Summary of Significant Accounting Policies.

Detailed discussion of our measurement of allowance under CECL as of the adoption
date and June 30, 2020 is below.

The following tables summarize activity in the allowance for credit losses
:

Three Months Ended June 30, 2020
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG
CRA &
PPP Total
Allowance for credit losses, beginning of period $
37,774
$
7,200
$
7,086
$
—
$
52,060

Charge-offs
(7,724)
(686)
(904)
—
(9,314)

Recoveries
729
17
74
—
820
Net charge-offs
(6,995)
(669)
(830)
—
(8,494)
Realized cashflows from Residual Income
1,272
—
—
—
1,272

Provision for credit losses
16,499
1,431
876
—
18,806
Allowance for credit losses, end of period $
48,550
$
7,962
$
7,132
$
—
$
63,644
Net investment in leases and loans, before
allowance $
846,057
$
42,078
$
81,449
$
5,095
$
974,679

Three Months Ended June 30, 2019
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, beginning of period $
13,975
$
1,684
$
1,223
$
—
$
16,882

Charge-offs
(4,508)
(602)
(345)
—
(5,455)

Recoveries
482
51
61
—
594

Net charge-offs
(4,026)
(551)
(284)
—
(4,861)

Provision for credit losses
3,467
807
482
—
4,756
Allowance for credit losses, end of period $
13,416
$
1,940
$
1,421
$
—
$
16,777
Net investment in leases and loans, before
allowance $
942,508
$
51,748
$
83,299
$
1,493
$
1,079,048

Six Months Ended June 30, 2020
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG
CRA &
PPP Total
Allowance for credit losses, December 31, 2019 $
18,334
$
1,899
$
1,462
$
—
$
21,695
Adoption of ASU 2016-13 (CECL)
(1)
9,264
(3)
2,647
—
11,908
Allowance for credit losses, January 1, 2020 $
27,598
$
1,896
$
4,109
$
—
$
33,603

Charge-offs
(14,214)
(1,965)
(1,633)
—
(17,812)

Recoveries
1,254
55
163
—
1,472
Net charge-offs
(12,960)
(1,910)
(1,470)
—
(16,340)
Realized cashflows from Residual Income
2,425
—
—
—
2,425

Provision for credit losses
31,487
7,976
4,493
—
43,956
Allowance for credit losses, end of period $
48,550
$
7,962
$
7,132
$
—
$
63,644
Net investment in leases and loans, before
allowance $
846,057
$
42,078
$
81,449
$ 5,095 $
974,679

Six Months Ended June 30, 2019
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, beginning of period $
13,531
$
1,467
$
1,102
$
—
$
16,100

Charge-offs
(8,840)
(1,275)
(673)
—
(10,788)

Recoveries
1,214
71
61
—
1,346

Net charge-offs
(7,626)
(1,204)
(612)
—
(9,442)

Provision for credit losses
7,511
1,677
931
—
10,119
Allowance for credit losses, end of period $
13,416
$
1,940
$
1,421
$
—
$
16,777
Net investment in leases and loans, before
allowance $
942,508
$
51,748
$
83,299
$
1,493
$
1,079,048
__________________

(1)

The Company adopted ASU 2016-13,
Financial Instruments - Credit Losses (Topic

326): Measurement of Credit

Losses on
Financial Instruments
, which changed our accounting policy and estimated allowance,

effective January 1, 2020.

See further
discussion in Note 2, “Summary of Significant Accounting Policies”,

and below.

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
Additional detail specific to the measurement of each portfolio segment under CECL as of January 1, 2020 and June 30,

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

In addition, the Company separately
measured a pool of true leases so that any future cashflo

ws from residuals could be used to partially offset the allowance for that pool.

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
portfolio.

As of the January 1, 2020 adoption date, the Company utilized a 12

-month forecast period and 12-month straight-
line reversion period, based on its initial assessment of the appropriate timing.

However, starting with the March 31,

2020 measurement, the Company adjusted

its model to reference a 6-month forecast
period and 12-month straight line reversion period.

The change in the length of the reasonable and supportable

forecast was
based on observed market volatility in late March,

and the Company continues to reference a 6-month forecast

period at June
30, 2020 due to continuing uncertainty of the duration and level of impact of the COVID-19 virus on the macroeconomic
environment and the Company’s portfolio,

including uncertainty about the forecasted impact of COVID

-19 that was
underlying its economic forecasted variables beyond a 6-month period.

The forecast adjustment to the Equipment Finance
portfolio segment resulted in the recognition of provision of $
10.1

million and $
20.9

million for the three and six months
ended June 30, 2020, respectively.

After completing the forecast adjustment, the Company assessed the output of the Equipment Finance reserve estimate and
increased the reserve for a $
3.4

million qualitative adjustment as of June 30,

2020 based on an analysis that incorporates the
current forecasted peak levels of unemployment and business bankruptcy.
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

Capital portfolio.

However, starting with its March 31,

2020

measurement, driven by the elevated risk of credit loss driven by market conditions due to COVID-19, the Company developed alternate

scenarios for credit loss based on an analysis of the
characteristics of its portfolio,

considering different timing and magnitudes of potential

exposures.

The Company determined
its most likely expectation for credit losses for the Working

Capital segment based on the increased risk to its borrowers and increased risk to the collectability of its portfolio from COVID

-19.

Based on that analysis, the Working

Capital reserve was
increased and the Company recognized provision associated with qualitative adjustments of $
1.5

million and $
7.0

million for
the three and six months ended June 30, 2020, respectively.
Commercial Vehicle

Group (CVG):

Transportation-related equipment leases and

loans are analyzed as a single pool, as the Company did not consider any risk
characteristics to be significant enough to warrant disaggregating this population.

The Company’s measurement of

CVG pools is based on a combination of its own historical

loss experience and industry loss
data from an external source. The Company has limited history of this product, and therefore the Company determined it was
appropriate to develop an estimate based on a combination of internal and industry data.

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

However, starting with the March
31, 2020 measurement, driven by the elevated risk of credit loss driven by market conditions due to COVID-19, the
Company developed alternate scenarios for expected credit

loss for this segment, considering different timing

and
magnitudes of potential exposures.

The Company determined its most likely expectation for

credit losses for the CVG
segment based on the increased risk to its borrowers and increased risk to the collectability of its portfolio from COVID-19,
and increased the reserve and recognized provision associated with qualitative adjustments of $
0.4

million and $
3.3

million
for the three and six months ended June 30, 2020,

respectively.
Community Reinvestment Act (CRA) and Paycheck Protection

Program (PPP)

Loans:

CRA loans are comprised of loans originated under a line of

credit to satisfy the Company’s obligations

under the CRA. PPP
loans are comprised of loans that are guaranteed by the Small Business

Administration.

The Company does not measure an
allowance specific to these populations

because the exposure to credit loss is nominal.
Specific Analysis:

As part of our analysis of expected credit losses, we may analyze contracts on an individual basis, or create additional pools of contracts, in situations where such loans exhibit unique risk characteristics and are no longer expected to experience
similar losses to the rest of their pool.

As of June 30, 2020 and January 1, 2020, there were
no

contracts subject to specific
analysis.

For the three and six months ended June 30, 2020, the Company has recognized

$15.5 million and $
34.7

million of provision,
respectively, driven by increasing

the allowance for qualitative and forecast adjustments as

a result of conditions driven by the
COVID-19 pandemic.

The COVID-19 pandemic, business shutdowns and impacts to our customers, is still ongoing, and the extent of
the effects of the pandemic on our portfolio

depends on future developments, which are highly uncertain and are difficult to predict.

Further, the Company instituted a

Loan modification payment deferral program, as discussed further below, to give payment

relief to
customers during this period.

As of June 30, 2020, the performance of loans modified under that program remains uncertain, due to
the timing of the modified loans resuming payment.

Our reserve as of June 30, 2020, and the qualitative and economic adjustments discussed above, were calculated referencing our historical loss experience, including loss experience through the 2008 economic cycle, and our adjustments to that experience based on our judgements about the extent of the impact of the COVID

-19 pandemic.

Those judgements include certain expectations for the
extent and timing of impacts from COVID-19 on unemployment rates and business bankruptcies and are based on our current
expectations of the performance of our portfolio in the current environment.

We may recognize

credit losses in excess of our reserve,
or increases to our credit loss estimate, in the future, and such increases may be significant, based on (i) the actual performance of our
portfolio, including the performance of the modified portfolio,

(ii) any further changes in the economic environment, or (iii) other developments or unforeseen circumstances that impact our portfolio.
Loan Modification Program:

In response to COVID-19, starting in mid-March 2020,

the Company instituted a payment deferral program in order

to assist its small-
business customers that request relief who were current under their existing agreement.

The payment deferral program through June
30,

2020 for Equipment Finance and CVG typically included

a deferral of the full payment amount, and for Working

Capital, included
a deferral of the partial amount of payment.

The Company’s COVID-modification

program allows for up to 6 months of deferred payments.

The Company typically processed
first requests to defer customers for up to 3 months; starting in June,

the Company has been evaluating and processing requests to
extend the modification period for certain customers

using specific underwriting criteria, such that the modification terms may extend
up to 6 months in total.

The below table outlines certain data on the modified population based on the balance and status as of June 30, 2020.

See discussion
below the table on the status of this population subsequent to quarter-end.

Equipment
Finance Working
(Dollars in thousands)
and CVG Capital Total
Net investment in leases and loans

Completed modifications
$
115,941
$
17,876
$
133,817
% of total segment
12.5%
42.4%
13.7%
Number of active modifications as of June 30, 2020
4,564
453
5,017
Interest income recognized for the three months
ended June 30, 2020 on modified loans
(1)
$
2,295
$
1,633
$
3,928
Weighted-average

total term (months):
before modification
56.0
15.7
after modification
59.0
18.9

_________________
(1)

As discussed further below, the

Company did not account for these modifications as Troubled

Debt Restructurings (“TDRs”),
and as such these loans were not put on non-accrual upon modification.

The amount presented for interest income reflects
total income recognized for the three months, for any loan that was modified in the quarter.

TDRs are restructurings of leases and loans in which, due to the borrower's financial difficulties, a lender grants a concession that

it
would not otherwise consider for borrowers of similar credit quality.

In accordance with the interagency guidance as updated

in April
2020, that the FASB

concurred with, loans modified under the Company’s

payment deferral program are not considered TDRs. As of
June 30, 2020 and December 31, 2019, the Company did
no
t have any TDRs.

Based on their modified terms as of June 30, 2020,
25
% of our total modified contracts had already resumed their regular payment schedule before the end of the second quarter,
7
2% were scheduled to resume payment in the third quarter and the remaining
3
% were
scheduled to resume payment in the fourth quarter.

Through July 24, 2020, we processed modifications for an additional

$5.9 million of Equipment Finance net investment and additions to the modified population of Working

Capital were not significant.

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
as-of the dates presented.

In response to COVID-19, starting in mid-March 2020,

the Company instituted a payment deferral program in order

to assist its small-
business customers that request relief who are current under their existing obligations and can demonstrate that their ability to repay
has been impacted by the COVID-19 crisis.

This program includes either reduced or full-payment deferrals for the modified
contracts, and those contracts are presented in the below delinquency table and the non-accrual information for June 30,

2020 based on
their status with respect to the modified terms.

See “Loan Modification Program” section above for

further information on the
modifications.

Portfolio by Origination Year as of

June 30, 2020
Total
2020 2019 2018 2017 2016 Prior Receivables
(Dollars in thousands)
Equipment Finance
30-59 $
1,392
$
5,493
$
2,764
$
1,833
$
501
$
144
$
12,127
60-89
1,277
5,008
3,551
2,030
810
190
12,866
90+
461
3,519
2,722
1,564
784
139
9,189
Total Past Due
3,130
14,020
9,037
5,427
2,095
473
34,182
Current
163,706
333,621
179,308
94,036
34,558
6,646
811,875
Total
166,836
347,641
188,345
99,463
36,653
7,119
846,057
Working Capital
30-59
91
344
32
—
—
—
467
60-89
177
206
—
—
—
—
383
90+
—
279
—
—
—
—
279
Total Past Due
268
829
32
—
—
—
1,129
Current
16,277
24,238
396
38
—
—
40,949
Total
16,545
25,067
428
38
—
—
42,078
CVG
30-59
58
313
147
210
9
—
737
60-89
220
124
143
160
13
—
660
90+
54
62
236
252
33
—
637
Total Past Due
332
499
526
622
55
—
2,034
Current
11,940
37,580
17,728
8,951
3,138
78
79,415
Total
12,272
38,079
18,254
9,573
3,193
78
81,449
CRA & PPP
Total Past Due
—
—
—
—
—
—
—
Current
5,095
—
—
—
—
—
5,095
Total
5,095
—
—
—
—
—
5,095
Net investment in leases
and loans, before allowance $
200,748
$
410,787
$
207,027
$
109,074
$
39,846
$
7,197
$
974,679

Portfolio by Origination Year as of

December 31, 2019
Total
2019 2018 2017 2016 2015 Prior Receivables
(Dollars in thousands)
Equipment Finance
30-59 $
1,420
$
1,755
$
935
$
454
$
169
$
17
$
4,750
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
and loans, before allowance $
530,429
$
265,663
$
152,045
$
61,640
$
17,003
$
1,435
$
1,028,215

Net investments in Equipment Finance and CVG leases and

loans are generally charged-off when they are contractually

past due for
120 days or more.

Income recognition is discontinued when a default on monthly payment exists for a period of 90 days or more.
Income recognition resumes when a lease or loan becomes less than 90 days delinquent. At June 30, 2020 and December

31, 2019,
there were
no

finance receivables past due 90 days or more and still accruing.

Working Capital Loans

are generally placed in non-accrual status when they are

30 days past due and generally charged-off

at 60 days
past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed

by
management. At June 30, 2020 and December 31, 2019,

there were
no

Working Capital Loans

past due 30 days or more and still
accruing.

The following tables provide information about non-accrual leases and loans:

June 30, December 31,
(Dollars in thousands) 2020 2019
Equipment Finance $
9,205
$
4,256
Working Capital Loans
1,189
946
CVG
637
389
Total

Non-Accrual
$
11,031
$
5,591

NOTE 7 - Goodwill and Intangible

Assets
Goodwill
The Company’s goodwill balance of $
6.7

million at December 31, 2019 included $
1.2

million from the Company’s acquisition of
HKF, in January 2017,

and $
5.5

million from the September 2018 acquisition of FFR.

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

The Company calculated the fair value of the reporting unit,

by taking
the average stock price over a reasonable period of time multiplied by shares outstanding as of March 31, 2020 and then further
applying a control premium, and compared it to its carryin

g

amount, including goodwill.

The Company concluded that the implied
fair value of goodwill was less than its carrying amount, and recognized impairment equal to the $
6.7

million balance in the
Consolidated Statements of Operations.

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2020 are as follows:
(Dollars in thousands) Total Company
Balance at December 31, 2019 $
6,735
Impairment of Goodwill
(6,735)
Balance at June 30, 2020 $
—

Intangible assets
The Company’s intangible assets consist

of $
1.3

million of definite-lived assets with a weighted-average amortization period of
8.7
years that were recognized in connection with the January 2017 acquisition of HKF, and

$
7.6

million

of definite-lived intangible
assets with a weighted-average amortization period of
10.8

years that were recognized in connection with the September

2018
acquisition of FFR.

The Company has no indefinite-lived intangible assets.
The following table presents details of the Company’s

intangible assets as of June 30, 2020:

(Dollars in thousands) Gross Carrying Accumulated Net
Description Useful Life Amount Amortization Value
Lender relationships
3

to

10
years $
1,630
$
582
$
1,048
Vendor

relationships
11
years
7,290
1,306
5,984
Corporate trade name
7
years
60
30
30
$
8,980
$
1,918
$
7,062

There was
no

impairment of these assets in the six-months ended June 30,

2020 or 2019.

Amortization related to the Company’s
definite lived intangible assets was $
0.4
million and $
0.5
million for the six-month periods ended June 30, 2020 and June 30,

2019,
respectively.

The Company expects the amortization expense for the next

five years will be as follows:
(Dollars in thousands)
Remainder of 2020 $
399
2021
798
2022
798
2023
798
2024
790

NOTE 8 – Other Assets

Other assets are comprised of the following:

June 30, December 31,

2020 2019
(Dollars in thousands)
Accrued fees receivable $
3,213
$
3,509
Prepaid expenses
2,776
2,872
Income taxes receivable
(1)
4,348
—
Federal Reserve Bank Stock
1,711
1,711
Other

1,986
2,361
$
14,034
$
10,453

_______________________

(1)

See Note 2 – Summary of Significant Accounting Policies, for discussion of the Provision for income taxes.

NOTE 9 – Deposits

MBB serves as the Company’s

primary funding source. MBB issues fixed-rate FDIC-insured

certificates of deposit raised nationally
through various brokered deposit relationships and fixed-rate

FDIC-insured deposits received from direct sources. MBB offers

FDIC-
insured money market deposit accounts (the “MMDA Product”)

through participation in a partner bank’s

insured savings account
product. This brokered deposit product has a variable rate,

no maturity date and is offered to the clients of the partner bank a nd
recorded as a single deposit account at MBB. As of June 30,

2020, money market deposit accounts totaled $
53.2

million.

As of June 30, 2020, the scheduled maturities of certificates of deposits are as follows:

Scheduled
Maturities
(Dollars in
thousands)
Period Ending December 31,
Remainder of 2020
$
300,996
2021
293,009
2022
147,704
2023
71,375
2024
29,290
Thereafter
7,299
Total
$
849,673

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $
250,000

or less. The MMDA
Product is also issued to customers in amounts less than $
250,000
. The FDIC insures deposits up to $
250,000

per depositor. The
weighted average all-in interest rate of deposits at June 30,

2020 was
1.99
%.

NOTE 10 – Debt and Financing Arrangements

Short-Term

Borrowings

The Company has a secured, variable rate revolving line of credit in the amount of $
5.0

million that was scheduled to expire on
November 20, 2020
. There were
no

outstanding balances on this line of credit as of June 30, 2020,

and the line of credit was
terminated by mutual agreement with the line of credit provider in July 2020.

Long-term Borrowings

On July 27, 2018, the Company completed a $
201.7

million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount. At June 30, 2020,

outstanding term securitizations
amounted to $
51.2

million and are collateralized by $
55.4

million of minimum lease and loan payments receivable and

$
6.1

million of
restricted interest-earning deposits. The Company’s

term note securitizations are classified as long-term borrowings.

The balance of long-term borrowings consisted of the following:

June 30, December 31,

2020 2019

(Dollars in thousands)
Term securitization 2018

-1
$
51,161
$
76,563
Unamortized debt issuance costs
(271)
(472)
$
50,890
$
76,091

The term note securitization is summarized below:
Outstanding Balance as of Notes Final
Original

June 30, December 31,
Originally

Maturity

Coupon

2020 2019 Issued Date Rate
(Dollars in thousands)
2018 — 1

Class A-1

$
—
$
—
$
77,400
July, 2019
2.55
%

Class A-2

—
8,013
55,700
October, 2020
3.05

Class A-3

19,521
36,910
36,910
April, 2023
3.36

Class B
10,400
10,400
10,400
May, 2023
3.54

Class C
11,390
11,390
11,390
June, 2023
3.70

Class D
5,470
5,470
5,470
July, 2023
3.99

Class E
4,380
4,380
4,380
May, 2025
5.02
Total Term

Note Securitizations
$
51,161
$
76,563
$
201,650
3.05
%
(1)(2)
__________________
(1)
Represents the original weighted average initial coupon rate for all tranches of the securitization. In addition to this coupon interest, term note securitizations have other transaction costs which are amortized over the life of the borrowings as additional
interest expense.

(2)
The weighted average coupon rate of the 2018-1 term note securitization will approximate
3.68
% over the remaining term of the
borrowing.

Scheduled principal and interest payments on outstanding borrowings as of June 30, 2020 are as follows:
Principal Interest
(Dollars in thousands)
Period Ending December 31,
Remainder of 2020
$
18,950
$
803
2021
23,629
813
2022
8,582
159
$
51,161
$
1,775

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

The Company’s balances measured

at fair value on a recurring basis include the following

as of June 30, 2020 and December 31,
2019:

June 30, 2020 December 31, 2019
Fair Value Measurements Using Fair Value Measurements Using
Level 1 Level 2 Level 3 Level 1 Level 2 Level 3
(Dollars in thousands)
Assets
ABS
$
—
$
3,935
$
—
$
—
$
4,332
$
—
Municipal securities
—
2,733
—
—
3,129
—
Mutual fund
3,740
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
liability.

For the six months ended June 30, 2020, the Company recognized

$
6.7

million for the impairment of goodwill in the Consolidated
Statements of Operations, as discussed further in Note 7, Goodwill and Intangible Assets.

For the six months ended June 30,

2019,
there were no significant amounts recognized in the Consolidated

Statements of Operations in connection with non-recurring fair value measurements.

Fair Value

of Other Financial Instruments

The following summarizes the carrying amount and estimated

fair value of the Company’s other financial

instruments, including those
not measured at fair value on a recurring basis:

June 30, 2020 December 31, 2019
Carrying Fair Carrying Fair
Amount Value Amount Value
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
211,706
$
211,706
$
123,096
$
123,096
Time deposits with banks
9,941
10,034
12,927
12,970
Restricted interest-earning deposits with banks
6,072
6,072
6,931
6,931
Loans, net of allowance
548,989
561,140
588,688
593,406
Federal Reserve Bank Stock
1,711
1,711
1,711
1,711
Financial Liabilities

Deposits
$
902,191
$
921,196
$
839,132
$
846,304

Long-term borrowings
50,890
51,469
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
2020 2019 2020 2019
(Dollars in thousands, except per-share data)
Basic EPS
Net (loss) income $
(5,882)
$
6,115
$
(17,703)
$
11,256
Less: net income allocated to participating securities
—

(74)
—

(147)
Net (loss) income allocated to common stock $
(5,882)
$
6,041
$
(17,703)
$
11,109
Weighted average common

shares outstanding

11,893,235
12,333,383
11,953,815
12,335,545
Less: Unvested restricted stock awards considered participating securities
(132,756)
(148,387)
(135,502)
(160,170)
Adjusted weighted average common shares used in computing
basic EPS
11,760,479
12,184,996
11,818,313
12,175,375
Basic EPS $
(0.50)
$
0.50
$
(1.50)
$
0.91
Diluted EPS
Net (loss) income allocated to common stock $
(5,882)
$
6,041
$
(17,703)
$
11,109
Adjusted weighted average common shares used in computing
basic EPS
11,760,479
12,184,996
11,818,313
12,175,375
Add: Effect of dilutive stock-based compensation awards
—

81,855
—

84,624
Adjusted weighted average common shares used in computing
diluted EPS
11,760,479
12,266,851
11,818,313
12,259,999
Diluted EPS $
(0.50)
$
0.49
$
(1.50)
$
0.91

For the three-month periods ended June 30, 2020

and June 30,

2019,

weighted average outstanding stock-based compensation awards in the amount of
289,635

and
174,458
, respectively, were considered antidilutive

and therefore were not considered in the
computation of potential common shares for purposes of diluted

EPS.

For the six-month periods ended June 30, 2020

and June 30, 2019,

weighted average outstanding stock-based compensation awards in the amount of
297,057

and
187,093
, respectively, were considered

antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 13 – Stockholders’ Equity

Share Repurchases
During the three-month period ended June 30, 2020,

the Company did
no
t purchase any shares of its common stock under the 2019
Repurchase Plan. During the six-month period ended June 30,

2020, the Company purchased
264,470

shares of its common stock
under a stock repurchase plan approved by the Company’s

Board of Directors on August 1, 2019 (the “2019 Repurchase Plan”)

at an
average cost of $
16.09

per share.
During the three-month period ended June 30, 2019,

the Company purchased
72,824

shares of its common stock in the open market
under the 2017 Repurchase Plan at an average cost of $
23.44

per share. During the six-month period ended June 30, 2019,

the
Company purchased
102,771

shares of its common stock under a stock repurchase plan approved by the Company’s Board of
Directors on May 30, 2017 (the “2017 Repurchase Plan”) at an

average cost of $
23.57

per share.
At June 30, 2020, the Company had $
4.7

million of remaining authorizations under the 2019 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation

Plan (approved by the
Company’s shareholders on June 3,

2014) (the “2014 Plan”) may have

shares withheld to cover income taxes. During the three-month periods ended June 30, 2020 and June 30, 2019, there were
1,897

shares and
536

shares repurchased to cover income tax withholding
under the 2014 Plan at an average cost of $
6.50

per share and $
22.81

per share, respectively. During the

six-month periods ended
June 30, 2020 and June 30, 2019, there were
23,020

and
19,446

shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan at average per-share costs of $
12.81

and $
22.74
, respectively.

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

Institutions.

The Company and MBB are subject to capital adequacy regulations issued jointly by the federal bank regulatory agencies. These risk-
based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among
banking organizations and consider off

-balance sheet exposures in determining capital adequacy.

The federal bank regulatory agencies
and/or the U.S. Congress may determine to increase capital requirements in the future due to the current economic environment.
Under the capital adequacy regulation, at least half of a banking organization’s total capital is required to be "Tier

1 Capital" as
defined in the regulations, comprised of common equity,

retained earnings and a limited amount of non-cumulative

perpetual
preferred stock. The remaining capital, "Tier

2 Capital," as defined in the regulations, may consist of other preferred stock, a limited
amount of term subordinated debt or a limited amount of the

reserve for possible credit losses. The regulations establish minimum
leverage ratios for banking organizations, which are

calculated by dividing Tier 1 Capital

by total average assets. Recognizing that the
risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational

or other risks, many banking
organizations are expected to maintain capital in excess

of the minimum standards.

The Company and MBB operate under the Basel III capital

adequacy standards. These standards require a minimum for Tier

1
leverage ratio of
4
%, minimum Tier 1 risk-based ratio

of
6
%, and a total risk-based capital ratio of
8
%.

The Basel III capital adequacy
standards established a new common equity Tier

1 risk-based capital ratio with a required
4.5
% minimum (
6.5
% to be considered
well-capitalized). The Company is required to have a level of regulatory capital in excess of the regulatory minimum and

to have a
capital buffer above
2.5
%. If a banking organization does not maintain capital above the minimum plus the capital conservation buffer
it may be subject to restrictions on dividends, share buybacks, and certain discretionary payments such as bonus payments.

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
15
%. Rather, MBB must continue to maintain a
total risk-based capital ratio above 10% in order to maintain

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
MBB’s Tier

1 Capital balance at June 30, 2020 was$
133.6

million, which met all capital requirements to which MBB is subject

and
qualified MBB for “well-capitalized” status. At June 30, 2020

,

the Company also exceeded its regulatory capital requirements and was
considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

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

For measurements of regulatory capital in 2020 and 2021

,

under the two year
delay the Company shall prepare: (i) a measurement of its estimated allowance for credit losses under CECL, as reported in its balance sheets; and (ii) a measurement of its estimated allowance under the historical incurred loss methodology,

as prescribed by the
regulatory calculation.

Any amount of provisions under CECL that is in excess of the incurred estimate will be an adjustment the
Company’s capital during the two-year

delay.

The three-year transition, starting in 2022, will phase in that adjustment straight-line,
such that
25

percent of the transitional amounts will be included in the first year,

and an additional
25
% over each of the next two
years, such that we will have phased in
75
% of the adjustment during year three.

At the beginning of year 6 (2025) the Company will
have completely reflected the effects of CECL in its regulatory capital.

The following table sets forth the Tier

1 leverage ratio, common equity Tier 1

risk-based capital ratio, Tier 1 risk-based capital

ratio
and total risk-based capital ratio for Marlin Business Services Corp.

and MBB at June 30, 2020.

Minimum Capital Well-Capitalized Capital
Actual Requirement Requirement
Ratio Amount Ratio Amount Ratio Amount
(Dollars in thousands)
Tier 1 Leverage Capital

Marlin Business Services Corp.
15.05%
$
190,244
4.00%
$
50,558
5.00%
$
63,197

Marlin Business Bank
11.79%
$
133,551
4.00%
$
45,322
5.00%
$
56,652
Common Equity Tier 1 Risk-Based Capital

Marlin Business Services Corp.
19.33%
$
190,244
4.50%
$
44,282
6.50%
$
63,962

Marlin Business Bank
14.91%
$
133,551
4.50%
$
40,297
6.50%
$
58,207
Tier 1 Risk-based Capital

Marlin Business Services Corp.
19.33%
$
190,244
6.00%
$
59,042
8.00%
$
78,723

Marlin Business Bank
14.91%
$
133,551
6.00%
$
53,729
8.00%
$
71,639
Total

Risk-based Capital

Marlin Business Services Corp.
20.65%
$
203,178
8.00%
$
78,723
10.00%
$
98,404

Marlin Business Bank
16.23%
$
145,364
8.00%
$
71,639
10.00%
$
89,549

Prompt Corrective Action
.

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

MBB’s total risk-based capital

ratio of
1623
% at June 30, 2020 exceeded the threshold for “well capitalized”

status under the
applicable laws and regulations.

Dividends
.

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

As of June 30, 2020, MBB does not have the capacity to pay
dividends to the Company without explicit approval from the

Federal Reserve Board of Governors because of the current

period losses
and the amount of cumulative dividends paid over the past two years.

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

of Directors have the
opportunity to receive incentive and nonqualified grants of stock options,

stock appreciation rights, restricted stock and other equity-
based awards as approved by the Company’s

Board of Directors.

These award programs are used to attract, retain and motivate employees and to encourage individuals in key management

roles to retain stock.

The Company has a policy of issuing new shares to
satisfy awards under the Equity Compensation Plans. The aggregate number of shares under the 2019 Plan that may be issued for
Grants is
826,036
. There were
541,222

shares available for future awards under the 2019 Plan as of June 30,

2020.

There was
no

stock-based compensation expense recognized for the three-month period ended June 30, 2020. Total

stock-based
compensation expense was $
1.0

million for the three-month period ended June 30, 2019.

Total stock-based compensation

expense was
$
0.4

million and $
1.9

million for the six-month periods ended June 30, 2020 and

June 30, 2019, respectively. Excess

tax benefits from
stock-based payment arrangements were less than $
0.1

million for the six-month period ended June 30, 2019.

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

Employee
stock options generally vest over three

to
four years
.
There were
no

stock options granted during the three-month and six periods ended

June 30, 2020 and June 30, 2019, respectively.
The expected life for options is estimated based on their vesting and contractual terms and was determined by applying the simplified method as defined by the SEC’s Staff

Accounting Bulletin No. 107 (“SAB 107”). The risk-free interest rate reflected the yield on
zero-coupon Treasury securities with a term

approximating the expected life of the stock options. The

expected volatility was
determined using historical volatilities based on historical stock prices

.
A summary of option activity for the six-month period ended

June 30, 2020 follows:

Weighted

Average

Number of Exercise Price
Options Shares Per Share
Outstanding, December 31, 2019
135,159
$
26.79

Granted
—
—

Exercised
—
—

Forfeited
(3,929)
27.31

Expired
(11,270)
26.41
Outstanding, June 30, 2020
119,960
26.82

The Company recognized $
0.1

million of compensation expense related to options during the three and six-month periods ended June
30, 2020.

The Company recognized $
0.1

million and $
0.2

million of compensation expense related to options during the three

and
six-month periods ended June 30, 2019.

There were
no

stock options exercised during the three or six-month periods ended

June 30, 2020 and June 30, 2019.

The following table summarizes information about the stock

options outstanding and exercisable as of June 30, 2020:
Options Outstanding

Options Exercisable
Weighted Weighted Aggregate Weighted Weighted

Aggregate
Average Average Intrinsic Average Average

Intrinsic
Range of

Number
Remaining

Exercise Value
Number

Remaining

Exercise

Value
Exercise Prices

Outstanding

Life (Years ) Price (In thousands)
Exercisable

Life (Years ) Price (In thousands)
$ 25.75
68,818
3.8
$
25.75
$
—
68,818
3.8
$
25.75
—
$ 28.25
51,142
4.7
$
28.25
$
—
34,092
4.7
$
28.25
$
—
119,960
4.2
$
26.82
$
—
102,910
4.1
$
26.58
$
—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s

closing stock
price of $
8.46

as of June 30, 2020, which would have been received by the option holders had all option holders exercised their
options as of that date.

As of June 30, 2020, there was $
0.1

million of unrecognized compensation cost related to non-vested stock options not yet recognized
in the Consolidated Statements of Operations scheduled to be recognized over a weighted average period of
0.7

year.

Restricted Stock Awards

The Company’s restricted stock

awards provide that, during the applicable vesting periods,

the shares awarded may not be sold or
transferred by the participant. The vesting period for restricted stock awards generally ranges from
three

to
seven years
. All awards
issued contain service conditions based on the participant’s continued service with the Company and may provide for accelerated vesting if there is a change in control as defined in the Equity Compensation

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

The following table summarizes the activity of non-vested restricted stock for the six-month period ended June 30, 2020:

Weighted
Average
Grant-Date
Non-vested restricted stock
Shares

Fair Value
Outstanding at December 31, 2019
143,935
$
21.88

Granted
45,830
8.64

Vested
(29,774)
22.02

Forfeited
(1,600)
25.67
Outstanding at June 30, 2020
158,391
17.98

During the three-month periods ended June 30, 2020

and June 30,

2019, the Company granted restricted stock awards with grant-date fair values totaling $
0.4

million and $
0.1

million, respectively. During the

six-month periods ended June 30, 2020 and June 30,

2019,
the Company granted restricted stock awards with grant-date

fair values totaling $
0.4

million and $
0.1

million, respectively.

As vesting occurs, or is deemed likely to occur,

compensation expense is recognized over the requisite service period and additional
paid-in capital is increased. The Company recognized $
0.1

million and $
0.2

million of compensation expense related to restricted
stock for the three-month periods ended June 30, 2020

and June 30, 2019, respectively. The

Company recognized $
0.2

million and
$
0.5

million of compensation expense related to restricted stock for the six-month periods ended June 30, 2020 and June 30, 2019,
respectively.

Of the $
0.2

million total compensation expense related to restricted stock for the six-month period ended June 30, 2020,
no

expense
was related to accelerated vesting based on achievement of certain performance criteria determined annually.

Of the $0.5 million total
compensation expense related to restricted stock for the six-month period ended June 30, 2019, approximately $
0.1

million related to
accelerated vesting during the first quarter of 2019,

which was also based on the achievement of certain performance criteria determined annually.

As of June 30, 2020, there was $
1.6

million of unrecognized compensation cost related to non-vested restricted stock compensation
scheduled to be recognized over a weighted average period

of
5.0

years.

The fair value of shares that vested during the three-month periods ended June 30, 2020 and June 30, 2019 was $
0.1

million and $
0.3
million, respectively. The

fair value of shares that vested during the six-month periods ended June 30, 2020 and June 30, 2019 was
$
0.3

million and $
1.1

million, respectively.

Restricted Stock Units
Restricted stock units (“RSUs”) are granted with vesting conditions based on fulfillment of a service condition (generally three to four
years from the grant date), and may also require achievement of certain operating performance criteria,

achievement of certain market-
based targets associated with the Company’s

stock price or relative total shareholder return, or a

combination of both performance
criteria and market-based targets.
For those awards subject to achievement of certain market

performance criteria, the market-based
target measurement period begins one year from the grant

date and ends three years from the grant date. Expense for

equity-based

awards with market and performance conditions is recognized

over the performance period based on the grant-date fair value of the award for those awards which are expected to be

earned.

The following tables summarize restricted stock unit activity for the

six-month period ended June 30, 2020:

Weighted
Average
Number of Grant-Date
Performance-based & market-based RSUs RSUs

Fair Value
Outstanding at December 31, 2019
257,476
$
18.00
Granted
95,758
17.55
Forfeited
(5,081)
23.99
Converted
(13,810)
25.75
Cancelled due to non-achievement of market condition
(30,390)
25.65
Outstanding at June 30, 2020
303,953
16.64
Service-based RSUs
Outstanding at December 31, 2019
99,951
$
23.59
Granted
69,422
20.43
Forfeited
(19,299)
22.25
Converted
(39,879)
24.30
Outstanding at June 30, 2020
110,195
21.58

There were
no

RSUs with vesting conditions based solely on market conditions granted during the six-month periods ended June 30,
2020 and June 30, 2019,

respectively. The weighted average

grant-date fair value of RSUs with both performance and market-based vesting conditions granted during the six-month periods ended

June 30, 2020 and June 30, 2019

was $
12.90

and
12.91

per unit,
respectively. The weighted

average grant date fair value of these performance and market-based

RSUs was estimated using a Monte
Carlo simulation valuation model with the following assumptions:
Six Months Ended June 30,
2020 2019
Grant date stock price $
20.43
21.50
Risk-free interest rate
1.40
%
2.16
Expected volatility
26.18
%
26.68
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

RSUs granted during the three-month periods ended June 30,

2020 and June 30, 2019, respectively.

During the six-
month periods ended June 30, 2020 and June 30, 2019,

the Company granted RSUs with grant-date fair values totaling $
3.1

million
and $
3.4

million, respectively.

The Company did
no
t recognize compensation expense related to RSUs for the three-month period
ended June 30, 2020.

The Company recognized $
0.7

million of compensation expense related to RSUs for the three-month period ended June 30, 2019. The Company did
no
t recognize compensation expense related to RSUs for

the six-month period ended June 30,
2020.

The Company recognized $
1.1

million of compensation expense related to RSUs for the six-month period ended June 30, 2019.
During the three-month period ended June 30, 2020

the Company reversed $
0.7

million of previously recognized compensation
expense related to RSUs based on the adjustment of the most probable performance assumptions related to certain non-market
performance awards.

The fair value of restricted stock units that converted to shares of common stock during the six-month periods
ended June 30, 2020 and June 30, 2019 was $
0.6

million and $
0.8

million, respectively. As of June 30,

2020, there was $
2.1

million of
unrecognized compensation cost related to RSUs scheduled to

be recognized over a weighted average period of
1.5

years based on the
most probable performance assumptions. In the event maximum performance targets are achieved, an additional $
8.1

million of
compensation cost would be recognized over a weighted average period of
1.7

years.

As of June 30, 2020,
64,260

performance units
are expected to convert to shares of common stock based on the most probable performance assumptions. In the event maximum
performance targets are achieved,
514,957

performance units would convert to shares of common stock.

NOTE 15 – Subsequent Events

The Company declared a dividend of $
0.14

per share on July 30, 2020. The quarterly dividend, which is expected to result in a
dividend payment of approximately $
1.7

million, is scheduled to be paid on
August 20, 2020

to shareholders of record on the close of
business on
August 10, 2020
. It represents the Company’s thirty-sixth consecutive

quarterly cash dividend. The payment of future
dividends will be subject to approval by the Company’s

Board of Directors.

In addition, see Note 6—"Allowance for Credit Losses” for an update on our payment deferral contract modification program
subsequent to June 30, 2020.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial

condition and results of operations should

be read in conjunction with our
Consolidated Financial Statements and the related

notes thereto in our Form 10-K for the year

ended December 31, 2019 filed with
the SEC.
This discussion contains certain statements of a forward

-looking nature that involve risks and

uncertainties.

F
ORWARD
-L
OOKING
S
TATEMENTS

Certain statements in this document may include the words or phrases “can be,” “expects,” “plans,” “may,”

“may affect,” “may
depend,” “believe,” “estimate,” “intend,” “could,” “should,” “would,”

“if” and similar words and phrases that constitute “forward-
looking statements” within the meaning of Section 27A of the

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

◾

availability, terms and deployment

of funding and capital;

◾

changes in our industry, interest

rates, the regulatory environment or the general economy resulting in changes to our
business strategy;
◾

the degree and nature of our competition;
◾

availability and retention of qualified personnel;
◾

general volatility of the capital markets;
◾

the effects of the COVID-19 pandemic; and
◾

the factors set forth in the section captioned “Risk Factors” in

Item 1 of our Form 10-K for the year ended December 31,
2019 and in Part II—Item 1A of this Form 10-Q.

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

O
VERVIEW

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

E
XECUTIVE
S
UMMARY

Summary

Through the second quarter, the impacts

of the COVID-19 pandemic continued to be experienced

by our business. Origination
volumes for both equipment finance and working capital loans were down, a combined decrease of almost 70% from the

second
quarter of 2019.

While we have tightened our underwriting standards for all of our products,

the decline in volume is primarily due to
decreased demand during this period of business shutdowns and economic uncertainty.

We expect our

origination volumes for the
second half of 2020 will be negatively impacted as the effects of the pandemic continue and this period of uncertainty continues to impact the macroeconomic environment.

Given the ongoing health crisis in the United States, especially the recent COVID-19 flare-
ups in the south and west, any return to pre-pandemic levels of activity remains uncertain.

We implemented

a payment deferral contract modification program to assist

our customers who, during this period of economic
decline, were current under their existing obligations.

As of June 30, 2020, we had $133.8 million, or 13.7%, of our Net investment in
leases and loans in payment deferral agreements,

and on average the term of the modified contracts had increased by three months.

We have begun to extend

the deferrals for certain customers using specific underwriting criteria,

for up to six months of total
modification.

As our contract modification program will allow for up-to six months of payment deferrals, and the program began in late March,

the
ultimate performance of this portfolio and the customers’

ability to resume full payment will be shown generally starting late in the
third quarter or going into the fourth quarter of this year.

Based on their modified terms as of June 30, 2020,

25% of our total
modified contracts had already resumed their regular payment schedule before the end of the second quarter,

72%

were scheduled to
resume payment in the third quarter and the remaining 3% were scheduled to resume payment in the fourth quarter.

We are closely
monitoring the payment performance of our customers as their post-deferral obligations become due.

While most modification
extensions require partial payments, the ability of these customers to resume their scheduled payment obligations under their contract has yet to be confirmed.

Additionally, their ability to resume

payment may be highly impacted by the extent and duration of the continued impacts of the pandemic, which remains uncertain

.

Our delinquency statistics as of June 30, 2020 measure the portfolio based on their current effective terms, which would include
intervals of either full or partial payment deferral for the modified portfolio.

For Equipment Finance and Working

Capital, 12.5% and
42.4% of the respective portfolios were in the modification program.

The 60+ delinquency rate for Equipment Finance has increased to 2.52% as of June 30, 2020 from 0.86% at December 31,

2019.

The 30+ delinquency rate for Working

Capital has increased to
2.68% as of June 30, 2020 from 1.42% at December 31,

2019. Further, these delinquency rates have doubled

from the quarter ended
March 31, 2020.

Year

-to-date, we have recognized $34.7 million of increases to

our allowance for qualitative and forecast adjustments as a result of the expected impacts of the COVID-19 pandemic on our portfolio.

These increases include $15.5 million of provision recognized in the
second quarter, and $19.2 million in the

first quarter.

Our allowance as a percent of receivables has increased for Equipment

Finance
to 6.00% from 2.05% at December 31, 2019, and increased

for Working Capital

to 18.92% from 3.12% at December 31,

2019.

Our total Allowance of $63.6 million as of June 30, 2020

incorporates all of our current judgments about the impact of the COVID

-19
pandemic on our portfolio.

Our estimate of credit losses is based on our assessment of the risks to our portfolio, including certain
economic assumptions driven by forecasted unemployment and business bankruptcy levels, our expectations regarding the
performance of our portfolio under these economic conditions,

and such estimates are driven by limited information regarding the extent and timeline of impacts from COVID-19. All of the assumptions and expectations underlying our estimate of credit loss depend largely on future developments, and these estimates are

highly uncertain;

the ultimate amount of credit losses we may realize on our
portfolio may vary from our current estimate.

We may recognize credit

losses in excess of our reserve, or adjustments to our required reserve based on future performance,

and such adjustments may be significant, based on: (i)

the actual performance of our portfolio,
including the performance of the modified portfolio;

(ii) any further changes in the economic environment; or (iii)

other developments
or unforeseen circumstances that impact our portfolio.

We recognized

a $5.9 million Net loss for the quarter,

driven largely by the $15.5 million COVID-related

provision for loan loss.

We
began efforts to tighten our expense base, putting approximately

120 employees on furlough in mid-April.

In June, we made the
decision to permanently reduce our workforce by approximately

80 employees, which reduced our headcount to approximately

250
employees at the end of July,

down from approximately 350 employees as of December 31,

2019.

Our total Salaries and benefits was
$7.7 million for the second quarter of 2020, which is $4.8

million lower than the same quarter of 2019.

That reduction reflects $1.7
million of lower salary expense, primarily driven by reduced headcount from the furlough, partially offset by $0.9

million of
severance recognized, plus $1.9 million lower incentive compensation cost and

$2.1

million of lower commission expense.

We also
made the decision to exit one office lease as part of our

cost reduction efforts, and recognized $0.2 million of costs associated with
that planned exit.

We continue

to assess all other aspects of our expense base in order to

stabilize our operations and minimize the
negative impacts of the ongoing pandemic.

Through the second quarter, our employees

continue to work remotely,

and we have not experienced any significant interruption to
our operations from that transition.

We continue to

assess how to best evolve our operations and how to best serve our customers in
this changing environment.

F
INANCE
R
ECEIVABLES

AND
A
SSET
Q
UALITY

The following table summarizes certain portfolio statistics for the periods presented:
June 30, March 31, December 31, June 30,

2020 2020 2019 2019
(Dollars in thousands)
Finance receivables:
End of period $ 974,679 $ 1,022,135 $ 1,007,706
(1)
$ 1,057,727
(1)
Average for the quarter
(1)
979,313 1,008,823 1,034,464 1,031,774
Origination Volume

- three months
(6)
65,419 157,391 215,161 209,317
Origination Volume

- six months, through June 30
(6)
222,810 — — 402,757
Assets Sold - three months 1,127 22,929 114,483 57,640
Assets Sold - six months, through June 30 24,056 — — 110,507
Leases and Loans Modified:
(3)
Payment deferral program
(2)
End of period $ 133,817 $ 19,518 — —
As a % of end of period receivables
(1)
13.7% 1.9% — —
Other Restructured leases and loans, end of period $ 1,751 $ 3,095 $ 2,668 $ 3,122
Allowance for credit losses :
(4)
End of period $ 63,644 $ 52,060 $ 21,695 $ 16,777
As a % of end of period receivables
(1)
6.53% 5.09% 2.15% 1.59%
Annualized net charge-offs

to average total finance receivables

(quarter)
(1)
3.47% 3.11% 3.00% 1.88%
Delinquencies, end of period:
(3)(5)
Equipment Finance and CVG:
Greater than 60 days past due, $ $ 23,353 $ 10,156 $ 8,112 $ 6,593
Greater than 60 days past due, % 2.52% 1.05% 0.86% 0.66%
Working Capital:

Greater than 30 days past due, $ $ 1,130 $ 673 $ 855 $ 240
Greater than 30 days past due, % 2.68% 1.14% 1.42% 0.47%
__________________
(1)
For purposes of

asset quality and

allowance calculations, the

effects of (i)

the allowance for

credit losses and

(ii) initial direct

costs and fees
deferred are excluded.

(2)
Contracts that are

part of our

Payment-deferral modification program

,

that allows for

either full or

partial payment deferral,

will appear in

our
Delinquency and Non-Accrual measures based on their performance against their modified terms.

See further discussion of

our Loan
modification program below.

(3)
No renegotiated leases

or loans met

the definition of

a Troubled

Debt Restructuring for

any period presented,

including our payment

deferral
modifications, as discussed further below.
(4)
The December 31,

2019 end of

period allowance and

% of receivables

were $33,603 and

3.27%

after the January 1,

2020 adoption of

CECL.

See further discussion below.
(5)
Calculated as a percentage of net investment in leases and loans.

(6)
Amount of originations

for the three and

six months ended June

30, 2020 presented

above excludes $4.2 million

of loans originated

under the
Paycheck Protection Program (PPP).

For three and six months ended June 30, 2020, we have recognized

$15.5 million and $34.7 million of provision for credit losses, respectively, driven by qualitative

and forecast adjustments to

the allowance for credit losses as a result of the economic impact of the
COVID-19 pandemic.

The COVID-19 pandemic, business shutdowns and impacts to our customers, are still ongoing, and the extent
of the effects of the pandemic on our portfolio

depends on future developments, which are highly uncertain and are difficult to predict.

Further, we instituted a Loan modification

payment deferral program, as discussed further below,

to give payment relief to customers
during this period.

As of June 30, 2020, the performance of loans modified under that program remains uncertain.

Our reserve as of June 30, 2020, and the qualitative and economic adjustments outlined below in our Provision discussion,

were
calculated referencing our historical loss experience, including loss experience through the 2008 economic cycle, and our adjustments to that experience based on our judgements about the expected impact of the COVID-19 pandemic.

Those judgements include certain
expectations

for the extent and timing of impacts from COVID-19 on unemployment rates and business bankruptcies and are based on
our current expectations of the performance of our portfolio in the current environment.

We may recognize

credit losses in excess of
our reserve, or increases to our estimated expected credit loss es, in the future, and such increases may be significant, based on: (i) the
actual performance of our portfolio, including the performance of the modified portfolio;

(ii) any further changes in the economic
environment; or (iii) other developments or unforeseen circumstances that impact our portfolio.
Loan Modification Program.

In response to COVID-19, starting in mid-March 2020,

we instituted a payment deferral program in order to assist our small

-business
customers that request relief who are current under their existing obligations.

Our COVID-19 modification program allows for up to 6
months of deferred payments.

We typically processed

first requests to defer customers for up to 3 months; starting in July, we have
been evaluating and processing requests to extend the modification period for certain customers using specific underwriting criteria, such that the modification terms may extend to up to 6

months in total.

The below table outlines certain data on the modified population based on the balance and status as of June 30, 2020.

See discussion
below the table on the status of this population subsequent to quarter-end.
Equipment Working
Finance Capital Total
(Dollars in thousands)
Net investment in leases and loans

Completed modifications $ 115,941 $ 17,876 $ 133,817
% of total segment 12.5% 42.4% 13.7%
Interest income recognized for the three months
ended June 30, 2020 on modified loans
(1)
$ 2,295 $ 1,633 $ 3,928
Number of modifications (units)
Modified and Active 4,564 453 5,017
Modified and Resolved
(2)
56 15 71
Not Processed
(3)
3,107 84 3,191
Total Applications - owned

portfolio
7,727 552 8,279
Weighted-average

total term (months)
before modification 56.0 15.7
after modification 59.0 18.9
_________________
(1)

We did not account for these modifications as TDR, as allowed by interagency guidance issued in April 2020.

As such these loans were
not put on non-accrual upon modification.

The amount presented for interest income reflects total income recognized for the three months, for any loan that was modified in the quarter.

(2)

Resolved population through June 30, 2020 includes:

for Equipment Finance, 55 loans paid in full and 1 charge-off, and for Working
Capital, 11 loans paid in full and 4 charge-offs.

(3)

Requests not processed includes requests declined or cancelled by the customer, requests declined by the Company, and an insignificant
amount of requests in process pending underwriting or without finalized documentation as of June 30, 2020.
Through June 30, 2020, the first round of modifications processed for Equipment Finance generally consisted of adding three

months
of $0 payments, or fully deferred payments.

As a result, the weighted-average total contract yield for this population declined by 35
basis points.

The extension requests we are currently processing for

Equipment Finance, to extend the term of the deferral to

up to 6
months total, are generally being processed to require a partial payment during the deferral period, with additions to the customers

’
post-deferral payments to achieve a consistent level of yield.
Through June 30, 2020, the modifications processed for Working

Capital have generally consisted of up to 6 months of partial-
payment deferral, with additions to the customers post-deferral payments to achieve a consistent level of yield.

Through July 24, 2020, we processed modifications for an additional

$5.9 million of Equipment Finance net investment and additions to the modified population for Working

Capital were not significant.

Portfolio Trends

During the three months ended June 30, 2020,

we generated 3,178 new Equipment Finance leases and loans with equipment costs of
$64.6 million, compared to 7,648 new Equipment Finance leases and loans with equipment costs of $181.8 million generated

for the
three months ended June 30, 2019.

Working Capital loan

originations were less than $1.0 million during the three-month period ended
June 30, 2020,

compared to $27.5 million for the three-month period ended June 30,

2019.

Overall, our average net investment in total finance receivables for the three-month period ended June 30, 2020 decreased

5.1% to
$979.3 million, compared to $1,031.8 million for the three-month period ended June 30, 2019.

Our origination volumes in the three
months ended June 30, 2020 were lower than our historical norms,

primarily driven by decreased demand attributable to

COVID-19
related business shutdowns and other macroeconomic factors.

We expect our

origination volumes for the third quarter of 2020 will
continue to be negatively impacted by these factors, and our portfolio of receivables may continue to decline as long as our origination
volumes are less than portfolio runoff.

Given the ongoing health crisis in the United States, especially the recent COVID-19 flare-ups
in the south and west, any returns to pre-pandemic levels of activity remains uncertain.

The following table outlines the delinquency status of the Company’s portfolio as of June 30, 2020, including information on the
population of restructured contracts, and contracts with restructure requests:

Net Investment (in thousands) Delinquency Rate by population
30 60 90+ Current Total 30 60 90+ Current Total
Equipment Finance
Non-Restructured Portfolio:
Modification not requested
$8,150 $7,625 $6,745 $744,616 $767,136 1.06% 0.99% 0.88% 97.07% 100%
Requested, Not Processed
(1)
4,289 5,793 3,061 31,287 44,430 9.65% 13.04% 6.89% 70.42% 100%
Total Non-Restructured
12,439 13,418 9,806 775,903 811,566 1.53% 1.65% 1.21% 95.61% 100%
Restructured Portfolio
424 109 21 115,387 115,941 0.37% 0.09% 0.02% 99.52% 100%
Total

Equipment Finance
$12,864 $13,527 $9,826 $891,290 $927,507 1.39% 1.46% 1.06% 96.09% 100%

Net Investment (in thousands) Delinquency Rate by population
15 30 60+ Current Total 15 30 60+ Current Total
Working Capital

Non-Restructured Portfolio:
Modification not requested
$98 $212 $368 $22,243 $22,921 0.43% 0.92% 1.60% 97.05% 100%
Requested, Not Processed
(1)
7 13 81 1,180 1,281 0.58% 1.05% 6.35% 92.02% 100%
Total Non-Restructured
105 225 449 23,423 24,202 0.44% 0.93% 1.85% 96.78% 100%
Restructured Portfolio
608 242 212 16,814 17,876 3.40% 1.35% 1.18% 94.07% 100%
Total

Working Capital
$713 $467 $661 $40,237 $42,078 1.69% 1.11% 1.57% 95.63% 100%
_________________
(1)

Represents a subset of modification requests where the customer contacted the Company to initiate a modification, but the request was not processed.

This includes requests cancelled because the customer declined the revised terms or did not finalize documents, requests declined by the Company, as well as an insignificant amount of requests that were in-process at the end of the second quarter.

Contracts that are part of the payment deferral modification program will be reflected in our Delinquency and Non-Accrual measures based on their performance against their modified terms.

Equipment Finance receivables over 30 days delinquent were

390 basis points as of June 30, 2020, up 208 basis points from March
31, 2020, and up 284 basis points from June 30, 2019.

Working Capital receivables

over 15 days delinquent were 438 basis points as
of June 30, 2020, up 183 basis points from March 31, 2020

and up 386 basis points from June 30, 2019.

Equipment Finance leases and loans are generally charged

-off when they are contractually past due for 120 days or

more.

Working
Capital loans are generally charged-off at 60

days past due. Annualized second quarter total net charge

-offs were 3.47% of average
total finance receivables versus 3.11%

in the first quarter of 2020 and 1.88% a year ago.

Through the end of the second quarter,

we have not yet begun to experience any material increase in charge

-offs driven by the impact
of COVID-19.

We are

continuing to evaluate the delinquency trends of the non-modified portfolio,

and we are monitoring the
payment performance of the modified portfolio as those customers begin to resume payment. Based on their modified terms as

of June
30, 2020, 25% of our total modified contracts had already resumed their regular payment schedule before the end of the second
quarter, 72% were scheduled to resume payment

in the third quarter and the remaining 3% were scheduled to resume payment in the
fourth quarter.

We are

closely monitoring the payment performance of our customers as their payments post-deferral become due.

While most modification extensions require partial payments, the ability of these customers to resume their scheduled obligation of
their contract has yet to be confirmed.

Additionally, their ability to resume

payment may be highly impacted by the extent and
duration of the continued impacts of the pandemic, which remains uncertain.

In accordance with interagency guidance as amended in April

2020, as affirmed by the FASB,

we are not accounting for our payment-
deferral modified loans as TDRs, and we are continuing to accrue interest on those loans.

For the three months ended June 30, 2020,
we recognized total Interest income of $3.93 million on loans in our

COVID-19 loan modification program.

The following table summarizes non-accrual leases and loans

in the Company’s portfolio:
June 30, March 31,
December 31
June 30,
2020 2020 2019 2019
(Dollars in thousands)

Equipment finance
$ 9,205 $ 5,357 $ 4,256 $ 3,494

Working capital
1,189 755 946 284

CVG
637 593 389 199

CRA and PPP
— — — —

Total non-accrual leases

and loans
$ 11,031 $ 6,705 $ 5,591 $ 3,977

Through June 30, 2020, the increase in leases and loans on non-accrual reflects the growth in delinquencies in our portfolio.

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
management.

The Company has no loans 90 days or more past due that were

still accruing interest for any of the periods presented.

Portfolio Concentration.

The following table summarizes the concentrations of our portfolio of net investment in leases and loans as of June 30, 2020

by state
and industry:

Top 10 Industries, by Borrower

SIC Code
Top 10 States
Equipment Equipment
Finance Working Finance Working
and CVG Capital and CVG Capital
Medical 13.0% 8.4 % CA 13.8% 11.1%
Misc. Services 12.4 8.2 TX 11.7 10.5
Retail 10.4 13.1 FL 9.7 8.6
Construction 8.7 13.1 NY 6.8 5.7
Restaurants 7.5 8.2 NJ 4.6 6.7
Professional Services 6.6 5.4 PA 3.6 5.4
Manufacturing 5.9 9.2 GA 3.4 4.6
Transportation 5.3 3.0 IL 3.3 4.0
Trucking 4.5 2.3 NC 3.1 2.6
Automotive 3.4 6.4 MA 3.0 2.1
All Other 22.3 22.7 All Other 37.0 38.7
Total 100% 100 % Total 100% 100%

As a result of the COVID-19 pandemic, we have been continually assessing the risks to our portfolio, including consideration of high-
risk industries and geographic locations that are being more significantly impacted by the spread of COVID-19.

While we are attempting to mitigate the impact of the COVID

-19 pandemic on our portfolio, by tightening underwriting standards for
areas of elevated risk and by assisting borrowers that have been negatively impacted, the extent of the impacts of COVID-19 on our
portfolio remains uncertain.

Allowance for credit losses.

The following table provides a rollforward of our Allowance for credit loss:
Three Months Ended Six Months Ended
June 30, June 30,

2020 2019 2020 2019
(Dollars in thousands)
Allowance for credit losses, December 31, 2019 $ 21,695
Adoption of ASU 2016-13 (CECL) 11,908
Allowance for credit losses, beginning of period $ 52,060 $ 16,882 33,603 $ 16,100
Provision for credit losses 18,806 4,756 43,956 10,119
Net Charge-offs:
Equipment Finance (6,995) (4,026) (12,960) (7,626)
Working Capital (669) (551) (1,910) (1,204)
CVG (830) (284) (1,470) (612)

Net Charge-offs
(8,494) (4,861) (16,340) (9,442)
Realized cashflows from Residual Income 1,272 — 2,425 —
Allowance for credit losses, end of period $ 63,644 $ 16,777 $ 63,644 $ 16,777

The allowance for

credit losses as a

percentage of total finance

receivables increased to

6.53% as of June

30, 2020,

from 2.15% as of
December 31,

2019.

This increase

in reserve

coverage is

primarily driven

by an

$11.9 million

increase from

the Janu

ary 1,

2020
adoption of CECL, and

a $34.7 million Provision

for credit losses recognized

as a result of

qualitative and forecast adjustments

in the
six months ended June 30,

2020 as a result of the estimated impact to the portfolio from the

COVID-19 pandemic.

Provision for credit

losses
.

The provision for

credit losses recognized

after the adoption

of CECL is

primarily driven

by origination volumes,

offset by

the
reversal of the

allowance for any

contracts sold, plus

adjustments for changes

in estimate each

subsequent reporting period.

For
2020, given

the wide

changes in

the macroeconomic

environment driven

by COVID

-19, the

changes in

estimate is

the most
significant driver

of provision.

In contrast, the

allowance estimate

recognized in

2019 under

the probable,

incurred model

was
based on the current estimate of probable net credit

losses inherent in the portfolio.
For the three months ended

June 30,

2020, the $18.8 million provision

for credit losses recognized was

$14.0 million greater than
the $4.8

million provision recognized

for the three

months ended

June 30,

2019.

For the

six months ended

June 30,

2020, the
$44.0 million provision for

credit losses recognized was

$33.9 million greater than

the $10.1 million provision

recognized for the
three months ended

June 30, 2019.

The provision included

COVID-related forecast and

qualitative adjustments of

$15.5 million
for the three months ended June 30, 2020, and $34.7 million for the six months ended June 30, 2020.

Our estimate

of COVID

-related losses

for the

Equipment Finance

portfolio is

primarily driven

by updates

to a

reasonable and
supportable forecast based

on the modeled

correlation of changes

in the loss

experience of the

our portfolio to

certain economic
statistics, specifically

changes in

the unemployme

nt rate

and changes

in the

number of

business bankruptcies.

Our COVID-
provision for

Equipment Finance

was $10.8

million for the

first quarter

of 2020,

and $10.1

million for the

second quarter,

and
those provision levels

were calculated using

a 6-month period

for the economic

statistics.

In the second

quarter, the

increase in
provision estimate was driven

by the forecasted economic

conditions getting worse than

what was expected at

the end of the first
quarter.

In addition, as of June 30,

we further increased our reserve for

a $3.4 million qualitative adjustment

based on an analysis
that incorporates the current forecasted peak levels of unemployment and business bankruptcy.

For the CVG and Working

Capital portfolio segments, our estimate

of increased losses is

based on qualitative adjustments,

taking
into consideration alternative

scenarios to determine

the Company’s

estimate of the

probable impact of

the economic shutdown.

The COVID-related provision for CVG was $2.8

million for the first quarter of 2020, and

$0.4 million for the second quarter.

The
COVID-related provision

for Working

Capital was

$5.5 million

for the

first quarter

of 2020,

and $1.5

million for

the second
quarter.
The qualitative and economic

adjustments to our allowance

take into consideration information

and our judgments

as of June 30,
2020, and are

based in part

on an expectation

for the extent

and timing of

impacts from COVID

-19 on unemployment

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

generally charged

-off when

they are

contractually past

due for

120 days

or more.

Working Capital receivables

are generally charged-off at 60 days past

due.

Total portfolio

net charge

-offs for

the three

months ended

June 30

,

2020 were

$8.5 million

(3.47%

of average

total finance
receivables on an

annualized basis), compared

to $7.7 million

(3.00%) for the

three months ended

December 31, 2019

,

and $4.9
million (1.8

8%) for

the three

months ended

June 30

,

2019.

Compared to

the same

quarter of

the prior

year, the

Company is
experiencing elevated

net charge

-offs, due

primarily to

economic headwinds

that already

existed as of

December 31,

2019 that
were disproportionally impacting the small business and lower credit quality borrowers in

our portfolio.

Through the end of the second quarter,

our charge-offs are only slightly elevated compared

to the levels in December.

We believe
we have not yet begun to experience the full impact of expected levels of elevated charge-offs as a result of the

COVID-19
pandemic.

However, we are seeing portfolio trends

that indicate that we will begin to realize those elevated

levels in the third
quarter of 2020.

As of June 30, 2020, our portfolio delinquency rates have doubled from the quarter ended March 31, 2020, or a
$13.1 million increase in Equipment Finance leases and loans 60+

days past due, and $0.5 million increase in Working

capital
loans 30+ past due.

Further, a large amount of our

portfolio is under deferred payment through our modification program,

as
discussed above.

We are

continually monitoring the performance of our portfolio and assessing all related risks to ensure that our
allowance estimate is sufficient to cover the expected

losses from COVID-19.

See further discussion with the Provision above
about the risks to our reserve estimate, and discussion with Portfolio

Trends above about current delinquency levels.
Residual Income.

Residual income

includes income

from lease

renewals and

gains and

losses on

the realization

of residual

values of

leased
equipment disposed at

the end of term

In 2019 and

prior years, t
he Company had previously

recognized residual income

within
Fee Income

in its

Consolidated Statement

s

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

or ASU 2016

-13, Financial Instruments

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
of contracts, including

recoveries after

charge-off, accrued

interest receivable and

certain future cashflows

from residual assets.

The provision

for credit

losses recognized

in our Consolidated

Statements of Operations

under CECL,

starting in

2020, will

be
primarily driven

by origination

volumes, offset

by the

reversal of

the allowance

for any

contracts sold,

plus adjustments

for
changes in

estimate each

subsequent reporting

period, including

adjustments for

economic forecasts

within a

reasonable and
supportable time period.

The impact

of adopting

CECL effective

January 1,

2020 included

a $11.9

million incr

ease to

the allowance,

an $8.9

million
decrease to

Retained earnings

and $3.0

million impact

to our

Net deferred

income tax

liability.

See Note

2 –
Summary of
Significant Accounting Policies
, for further discussion of the adoption

of this accounting standard, and see

Note 6 –
Allowance for
Credit Losses
, for further

discussion of the

Company’s methodology

for measuring its

allowance as of

the adoption date.

Also,
see – Executive Summary

and Note 13

–
Stockholders’ Equity
, for discussion

of our election

to delay for

two-years the effect

of
CECL on regulatory capital, followed by a three-year phase

-in, or a five-year total transition.

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

R
ESULTS

OF
O
PERATIONS

Comparison of the Three-Month Periods Ended June 30,

2020 and June 30, 2019

Net income.

Net loss of $5.9 million was reported for the three-month period ended June 30, 2020,

resulting in diluted loss per share of $0.50,
compared to net income of $6.1 million and diluted EPS of $0.49 for the three-month period ended June 30, 2019.

This $12.0 million
decrease in Net income was primarily driven by:
-

($14.1 million) increase in Provision for credit losses, primarily driven by updates to the Company’s

estimate, reflecting
forecasted economic conditions from

COVID-19 pandemic.

The Company adopted CECL on January 1, 2020 which
substantially changed its methodology for measuring the estimate of credit loss.

See further discussion of the Provision and
the change in measurement in the prior section “— Finance Receivables and Asset Quality”;

-

$3.9 million decrease in Interest and fee income, driven primarily by a decline in the size of our finance receivable portfolio;

-

$3.3 million decrease in gains on leases and loans sold due to a decrease in assets sold resulting from disruptions in the
capital markets during this current economic environment;

-

$4.8 million decrease in Salaries and benefits, driven primarily by lower

Commissions, Incentives and the Company’s
proactive cost reduction measures.

Average balances

and net interest margin.
The following table summarizes the Company’s

average balances, interest income,
interest expense and average yields and rates on major

categories of interest-earning assets and interest-bearing liabilities for the three-
month periods ended June 30, 2020 and June 30, 2019

.

Three Months Ended June 30,
2020 2019
(Dollars in thousands)
Average Average
Average Yields/ Average Yields/
Balance
(1)
Interest Rates
(2)
Balance
(1)
Interest Rates
(2)
Interest-earning assets:
Interest-earning deposits with banks $ 218,748 $ 31 0.06% $ 129,210 $ 752 2.33%
Time Deposits 12,248 60 1.97 11,715 72 2.46
Restricted interest-earning deposits with banks 7,046 - 0.01 14,671 28 0.77
Securities available for sale 10,481 52 1.98 10,674 74 2.76
Net investment in leases
(3)
885,482 19,236 8.69 942,517 21,556 9.15
Loans receivable
(3)
93,832 4,868 20.75 89,257 4,600 20.61

Total

interest-earning assets
1,227,837 24,247 7.90 1,198,044 27,082 9.04
Non-interest-earning assets:
Cash and due from banks 5,655 5,319
Allowance for loan and lease losses (50,963) (16,915)
Intangible assets 7,192 8,070
Goodwill - 6,735
Operating lease right-of-use assets
8,530 6,935
Property and equipment, net 8,488 3,996
Property tax receivables 9,975 8,479
Other assets
(4)
34,303 37,957

Total

non-interest-earning assets
23,180 60,576

Total

assets
$ 1,251,017 $ 1,258,620
Interest-bearing liabilities:
Certificate of Deposits
(5)
$ 891,141 $ 4,741 2.13% 842,274 $ 5,042 2.39%
Money Market Deposits
(5)
52,765 73 0.56 23,715 158 2.66
Long-term borrowings
(5)
56,957 613 4.30 120,407 1,208 4.01

Total

interest-bearing liabilities
1,000,863 5,427 2.17 986,396 6,408 2.59
Non-interest-bearing liabilities:
Sales and property taxes payable 7,075 8,213
Operating lease liabilities 9,403 9,094
Accounts payable and accrued expenses 17,587 27,315
Net deferred income tax liability 26,576 24,601

Total

non-interest-bearing liabilities
60,641 69,223

Total

liabilities
1,061,504 1,055,619
Stockholders’ equity 189,513 203,001

Total

liabilities and stockholders’ equity
$ 1,251,017 $ 1,258,620
Net interest income $ 18,820 $ 20,674
Interest rate spread
(6)
5.73% 6.45%
Net interest margin
(7)
6.13% 6.90%
Ratio of average interest-earning assets to

average interest-bearing liabilities
122.68% 121.46%
__________________
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
rate.

Three Months Ended June 30, 2020 Compared To
Three Months Ended June 30, 2019
Increase (Decrease) Due To:

Volume
(1)
Rate
(1)
Total
(Dollars in thousands)
Interest income:
Interest-earning deposits with banks $ 310 $ (1,031) $ (721)
Time Deposits 3 (15) (12)
Restricted interest-earning deposits with banks (10) (18) (28)
Securities available for sale (1) (21) (22)
Net investment in leases (1,269) (1,051) (2,320)
Loans receivable 237 31 268

Total

interest income
659 (3,494) (2,835)
Interest expense:
Certificate of Deposits 281 (582) (301)
Money Market Deposits 100 (185) (85)
Long-term borrowings (677) 82 (595)

Total

interest expense
93 (1,074) (981)
Net interest income 504 (2,357) (1,853)

__________________
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
The following table summarizes the Company’s

net interest and fee income as an annualized percentage
of average total finance receivables for the three-month periods ended June 30, 2020 and June 30, 2019.

Three Months Ended June 30,

2020 2019
(Dollars in thousands)
Interest income

$ 24,248 $ 27,082
Fee income

2,450 3,507

Interest and fee income

26,698 30,589
Interest expense

5,428 6,408

Net interest and fee income

$ 21,270 $ 24,181
Average total finance receivables
(1)
$ 979,313 $ 1,031,774
Annualized percent of average total finance

receivables:
Interest income

9.90% 10.50%
Fee income

1.00 1.36

Interest and fee income

10.90 11.86
Interest expense

2.22 2.48

Net interest and fee margin

8.68% 9.38%

__________________

(1)
Total finance receivables include net investment in leases and loans.

For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $2.9 million, or 12.0%,

to $21.3 million for the three months ended June 30, 2020

from $24.2
million for the three months ended June 30, 2019.

The annualized net interest and fee margin decreased 70

basis points to 8.68% in the
three-month period ended June 30, 2020 from 9.38% for the corresponding period in 2019.

Interest income, net of amortized initial direct costs and fees,

was $24.2 million and $27.1 million for the three-month periods ended
June 30, 2020 and June 30, 2019, respectively.

Average total

finance receivables decreased $52.5 million, or 5.1%,

to $979.3 million
at June 30, 2020 from $1,031.8 million at June 30, 2019

.

The decrease in average total finance receivables was primarily due to lower
origination volume along with the customary loan repayments

and charge-offs. The average yield on the portfolio

decreased 60 basis
points to 9.90% from 10.50% in the prior year quarter.

The weighted average implicit interest rate on new finance receivables originated decreased 378 basis points to 9.17% for

the three-month period ended June 30, 2020 compared to 12.95%

for the three-
month period ended June 30, 2019.

That decrease was primarily driven by a shift in the mix of originations as higher-yield Working
Capital originations comprised 1% of our originations for the six months ended June 30, 2020, compared to 13% in 2019.

The
reduction in Working Capital

volume is driven by our tightening of underwriting standards in the second quarter in response to the
uncertain macroeconomic environment.

Given the ongoing health crisis in the United States, especially the COVID-19 flare-ups in the
south and west, any returns to pre-pandemic levels of origination activity, and our ability to

replenish or grow our portfolio, remains
uncertain.

Fee income was $2.5 million and $3.5 million for the three-month periods ended June 30, 2020 and June 30, 2019,

respectively. Fee
income included approximately $0.9 million of net residual

income for the three-month period ended June 30,

2019.

For 2020, after
the adoption of CECL, all future cashflows from the Company’s pools of loans are included in the measurement of the allowance, including future cashflows from net residual income.

Amounts of residual income are presented within the rollforward of the
Allowance, as discussed further in “—Finance Receivables and

Asset Quality”

Fee income also included approximately $1.8 million and $2.0 million in late fee income for the three-month periods ended

June 30,
2020 and June 30, 2019,

respectively. Late fees remained

the largest component of fee income at 0.69% as an annualized percentage
of average total finance receivables for the three-month period ended June 30, 2020,

compared to 0.78% for the three-month period
ended June 30, 2019.

Interest expense decreased $1.0 million to $5.4 million for the three-month period ended June 30, 2020 from $6.4 million for the
corresponding period in 2019, primarily due to a decrease

in interest expense of $0.6 million on lower outstanding long

-term
borrowings offset by an increase of $0.3 million on higher

deposit balances. Interest expense, as an annualized percentage of average
total finance receivables, decreased 26 basis points to 2.22%

for the three-month period ended June 30, 2020,

from 2.48% for the
corresponding period in 2019.

The average balance of deposits was $943.9 million and $866.0 million for the three-month periods
ended June 30, 2020 and June 30, 2019,

respectively.

For the three-month period ended June 30, 2020,

average term securitization borrowings outstanding were $57.0 million at a weighted
average coupon of 4.30%.

For the three-month period ended June 30, 2019, average term securitization borrowings outstanding were
$120.4 million at a weighted average coupon of 4.01%.

Our wholly-owned subsidiary,

MBB, serves as our primary funding source. MBB raises fixed

-rate and variable-rate FDIC-insured
deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At June 30,

2020,
brokered certificates of deposit represented approximately 52%

of total deposits, while approximately 43% of total deposits were obtained from direct channels, and 6% were in the brokered

MMDA Product.

Gain on Sale of Leases and Loans.

Gain on sale of leases and loans was $0.1 million for the three

-month period ended June 30,
2020,

compared to $3.3 million for the three-month period ended June 30,

2019.

Assets sold decreased to $1.1 million for the three
months ended June 30, 2020, compared to $57.6 million for the three months ended June 30, 2019.

Our sales execution decisions, including the timing, volu

me and frequency of such sales, depend on many factors including our origination volumes, the characteristics of our contracts versus market requirements, our current assessment of our balance

sheet
composition and capital levels, and current market conditions,

among other factors.

In the current slowing economy resulting from the
COVID-19 pandemic, we may have difficulty accessing

the capital market and may find decreased interest and ability of
counterparties to purchase our contracts, or we may be unable to negotiate terms acceptable to us.

Insurance premiums written and earned.
Insurance premiums written remained flat at $2.2 million for the three

-month periods ended
June 30, 2020 and June 30, 2019.

Other income.

Other income was $1.5 million and $1.7 million for the three-month periods ended June 30, 2020 and June 30, 2019,
respectively. The decrease

in other income was primarily driven by a $0.2 million decrease in servicing income.

Salaries and benefits expense.

The following table summarizes the Company's Salary and benefits expense:
Three Months Ended June 30,

2020 2019
(Dollars in thousands)
Salary, benefits and payroll

taxes
$ 6,868 $ 7,640
Incentive compensation 806 2,783
Commissions (6) 2,046

Total
$ 7,668 $ 12,469

Salaries and benefits expense decreased $4.8 million, or

38.4%, to $7.7 million for the three-month period ended

June 30, 2020 from
$12.5 million for the corresponding period in 2019

.

In mid-April 2020, we began efforts to tighten our expense base in response
COVID-19, putting approximately 120 employees on furlough.

In June, we made the decision to permanently reduce our

workforce
by approximately 80 employees, which reduced our headcount to approximately 250 employees at the end of July,

down from
approximately 350 employees as of December 31, 2019.

As such, our salary expense is $1.7 million lower than the three months ended June 30, 2019,

primarily driven by reduced headcount from the furlough, partially offset by $0.9 million of severance
recognized.

Incentive compensation decreased $2.0 million, driven by lower recognized bonus and share-based compensation amounts

driven by
the Company’s operating results,

including reversing $0.7 million of expense associated with performance

-based RSU awards that are

now assessed as not probable of achievement.

The decrease in Commissions for the three months ended June

30, 2020 reflects a
lower amount of commission earned driven by 69% lower origination volumes, which was fully offset by an annual commission

true-
up adjustment in 2020.

General and administrative expense.

The following table summarizes General and administrative expense:
Three Months Ended June 30,

2020 2019
(Dollars in thousands)
Occupancy and depreciation $ 1,415 $ 1,223
Professional fees 865 931
Information technology 995 901
Marketing 206 498
Other G&A 2,366 2,515

Total
$ 5,847 $ 6,068

General and administrative expense decreased $0.3

million, or 4.9%, to $5.8 million for the three months ended June 30, 2020 from
$6.1 million for the corresponding period in 2019

.

General and administrative expense as an annualized percentage of average total finance receivables

was 2.39% for the three-month
period ended June 30, 2020,

compared to 2.35% for the three-month period ended June 30, 2019

.

balance.

Provision for income taxes.
Income tax benefit of $1.4 million was recorded for the three-month period ended June 30, 2020,
compared to expense of $2.0 million for the three-month period ended June 30, 2019.

Our effective tax rate was 18.9% for the three-
month period ended June 30, 2020,

driven by a limitation on the recognition of tax benefits when measuring the provision on a loss
position in an interim period under ASC 740.

Comparison of the Six-Month Periods Ended June 30, 2020

and June 30, 2019

Net income.
Net loss of $17.7 million was reported for the six-month period ended June 30, 2020,

resulting in diluted loss per share of $1.50,
compared to net income of $11.3 million and diluted

EPS of $0.91 for the six-month period ended June 30,

2019. This $29.0 million
decrease in Net income was primarily driven by:
-

($33.8 million) increase in Provision for credit losses, primarily driven by updates to the Company’s

estimate, reflecting
forecasted economic conditions from COVID-19 pandemic.

The Company adopted CECL on January 1, 2020 which
substantially changed its methodology for measuring the estimate of credit loss.

See further discussion of the Provision and
the change in measurement in the prior section “— Finance Receivables and Asset Quality”;

-

($6.7 million)
impairment of Goodwill, driven by declines in the fair value of its reporting unit;

-

$4.6 million decrease in gains on leases and loans sold due to a decrease in assets sold resulting from the negative impact of
the COVID-19 pandemic on capital markets activity;

-

3.2 million benefit recognized in Income tax (benefit) from the remeasurement of the federal net operating losses driven by
provisions of the CARES Act;

-

$6.7 million decrease in Salaries and benefits, driven primarily by lower

Commissions, Incentives and the Company’s
proactive cost reduction measures.

Average balances

and net interest margin.
The following table summarizes the Company’s

average balances, interest income,
interest expense and average yields and rates on major

categories of interest-earning assets and interest-bearing liabilities for the six-
month periods ended June 30, 2020 and June 30, 2019

.

Six Months Ended June 30,
2020 2019
(Dollars in thousands)
Average Average
Average Yields/ Average Yields/
Balance
(1)
Interest Rates
(2)
Balance
(1)
Interest Rates
(2)
Interest-earning assets:
Interest-earning deposits with banks $ 159,665 $ 358 0.45% $ 126,084 $ 1,525 2.42%
Time Deposits 12,878 124 1.92 11,090 133 2.41
Restricted interest-earning deposits with banks 7,540 9 0.24 15,146 58 0.77
Securities available for sale 10,629 110 2.06 10,697 142 2.66
Net investment in leases
(3)
895,015 39,505 8.83 930,586 42,491 9.13
Loans receivable
(3)
99,053 10,607 21.42 85,017 8,616 20.27

Total

interest-earning assets
1,184,780 50,713 8.56 1,178,620 52,965 8.99
Non-interest-earning assets:
Cash and due from banks 5,563 5,459
Allowance for loan and lease losses (40,144) (16,764)
Intangible assets 7,292 7,961
Goodwill 3,332 7,038
Operating lease right-of-use assets 8,653 5,419
Property and equipment, net 8,291 4,139
Property tax receivables 9,430 7,546
Other assets
(4)
32,719 34,157

Total

non-interest-earning assets
35,136 54,955

Total

assets
$ 1,219,916 $ 1,233,575
Interest-bearing liabilities:
Certificate of Deposits
(5)
$ 852,659 $ 9,597 2.25% $ 814,466 $ 9,489 2.33%
Money Market Deposits
(5)
38,544 158 0.82 23,430 299 2.56
Long-term borrowings
(5)
63,354 1,352 4.27 130,454 2,582 3.96

Total

interest-bearing liabilities
954,557 11,107 2.33 968,350 12,370 2.56
Non-interest-bearing liabilities:
Sales and property taxes payable 6,482 6,796
Operating lease liabilities 9,524 7,492
Accounts payable and accrued expenses 22,657 27,251
Net deferred income tax liability 28,022 23,773

Total

non-interest-bearing liabilities
66,685 65,312

Total

liabilities
1,021,242 1,033,662
Stockholders’ equity 198,674 199,913

Total

liabilities and stockholders’ equity
$ 1,219,916 $ 1,233,575
Net interest income $ 39,606 $ 40,595
Interest rate spread
(6)
6.23% 6.43%
Net interest margin
(7)
6.69% 6.89%
Ratio of average interest-earning assets to

average interest-bearing liabilities
124.12% 121.71%

_________________
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

Six Months Ended June 30, 2020 Compared To
Six Months Ended June 30, 2019
Increase (Decrease) Due To:

Volume
(1)
Rate
(1)
Total
(Dollars in thousands)
Interest income:
Interest-earning deposits with banks $ 325 $ (1,492) $ (1,167)
Time Deposits 20 (29) (9)
Restricted interest-earning deposits with banks (21) (28) (49)
Securities available for sale (1) (31) (32)
Net investment in leases (1,595) (1,391) (2,986)
Loans receivable 1,482 509 1,991

Total

interest income
276 (2,528) (2,252)
Interest expense:
Certificate of Deposits 436 (328) 108
Money Market Deposits 129 (270) (141)
Long-term borrowings (1,418) 188 (1,230)

Total

interest expense
(174) (1,089) (1,263)
Net interest income 211 (1,200) (989)

__________________
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

June 30, 2020 and 2019.

Six Months Ended June 30,

2020 2019
(Dollars in thousands)
Interest income

$ 50,713 $ 52,965
Fee income

5,216 7,549

Interest and fee income

55,929 60,514
Interest expense

11,108 12,370

Net interest and fee income

$ 44,821 $ 48,144
Average total finance receivables
(1)
$ 994,068 $ 1,015,603
Percent of average total finance receivables:
Interest income

10.20% 10.43%
Fee income

1.05 1.49

Interest and fee income

11.25 11.92
Interest expense

2.23 2.44

Net interest and fee margin

9.02% 9.48%

__________________

(1)
Total finance receivables

include net investment in leases and loans.

For the calculations above, the effects of (i)

the allowance
for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $3.3 million, or 6.9%

,

to $44.8 million for the six-month period ended June 30,

2020 from
$48.1 million for the six-month period ended June 30,

2019. The annualized net interest and fee margin decreased

46 basis points to
9.02% in the six-month period ended June 30, 2020

from 9.48% for the corresponding period in 2019.

Interest income, net of amortized initial direct costs and fees,

decreased $2.3 million, or 4.3%, to $50.7 million for the six-month period ended June 30, 2020 from $53.0 million for the six-month period ended June 30, 2019.

The decrease in interest income was
principally due to a

decrease in average yield of 23 basis points and by a 2.1%

decrease in average total finance receivables, which
decreased $21.5 million to $994.1 million for the six-months ended

June 30, 2020 from $1,015.6 million for the six-months ended
June 30, 2019.

The decrease in average total finance receivables was primarily due to lower origination volume along with the
customary loan repayments and charge-offs

.

The weighted average implicit interest rate on new finance receivables originated
decreased 140 basis points to 11.46%

for the six-month period ended June 30, 2020,

compared to 12.86% for the six-month period
ended June 30, 2019.

That decrease was primarily driven by a shift in the mix of originations as higher-yield Working

Capital
originations comprised 11% of our originations

for the six months ended June 30, 2020, compared to 13%

in 2019.

As our origination
volumes have been negatively impacted by the COVID

-19 pandemic, our portfolio of finance receivables and related incomes may
continue to decline. Any returns to normal levels of origination activity,

and our ability to replenish or grow our portfolio,

remains
uncertain.

Fee income was $5.2 million and $7.5 for the six-month periods ended June 30, 2020 and June 30, 2019,

respectively. Fee income
included approximately $1.9 million of residual income for the six-month period ended June 30, 2019.

For 2020, after the adoption of
CECL, all future cashflows from the Company’s

pools of loans are included in the measurement of the allowance,

including future
cashflows from net residual income.

Amounts of residual income are presented within the rollforward of the Allowance, as discussed
further in “—Finance Receivables and Asset Quality”.

Fee income also included approximately $3.9 million in late fee income for the six-month period ended June 30, 2020,

which
decreased 9.3% from $4.3 million for the six-month period ended

June 30, 2019.

Late fees remained the largest component of fee
income at 0.77% as an annualized percentage of average total finance receivables for the six-month period ended June 30, 2020,
compared to 0.86% for the six-month period ended June 30,

2019.

Interest expense decreased $1.3 million to $11.1

million for the six-month period ended June 30, 2020 from $12.4 for the
corresponding period in 2019.

The decrease of $1.3 million was primarily due to a $1.0

million decrease in term securitization interest,
and a $0.2 million decrease in transaction costs. Interest expense,

as an annualized percentage of average total finance receivables, decreased 21 basis points to 2.23% for the six-month period

ended June 30, 2020,

from 2.44% for the corresponding period in 2019.
The average balance of deposits was $891.2 million and $837.9 million for the six-month periods ended June 30, 2020 and June 30,
2019,

respectively.

For the six-month period ended June 30, 2020,

average term securitization borrowings outstanding were $63.4 million at a weighted
average coupon of 4.27%.

For the six-month period ended June 30, 2019,

average term securitization borrowings outstanding were
$130.5 million at a weighted average coupon of 3.96%

Our wholly-owned subsidiary,

MBB, serves as our primary funding source. MBB raises fixed

-rate and variable-rate FDIC-insured
deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At

June 30, 2020,
brokered certificates of deposit represented approximately 52%

of total deposits, while approximately 43% of total deposits were obtained from direct channels, and 6% were in the brokered

MMDA Product.

Gain on Sale of Leases and Loans.

Gain on sale of leases and loans was 2.3 million for the six-month period ended June 30, 2020,
compared to 6.9 million for the six-month period ended

June 30, 2019 due to a decline in assets sold to $24.1 million for the six-
month period ended June 30, 2020 from $110.5

million for the six-month period ended June 30, 2019.

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

Insurance premiums written and earned.
Insurance premiums written and earned remained relatively flat at $4.5 million for the six-
month period ended June 30, 2020,

from $4.3 million for the six-month period ended June 30,

2019.

Other income.

Other income remained consistent at $9.1 million and $8.9 million for the six-month periods ended June 30, 2020 and
June 30, 2019,

respectively.

Salaries and benefits expense.

The following table summarizes the Company's Salary and benefits expense:
Six Months Ended June 30,

2020 2019
(Dollars in thousands)
Salary, benefits and payroll

taxes
$ 14,423 $ 14,992
Incentive compensation 1,711 5,221
Commissions 1,053 3,707

Total
$ 17,187 $ 23,920

Salaries and benefits expense in total decreased $6.7 million for the six months ended June 30, 2020, compared to the corresponding period in 2019.

In mid-April 2020, we began efforts to tighten our expense base in response COVID-19, putting approximately 120
employees on furlough.

In June, we made the decision to permanently reduce our workforce by approximately 80 employees, which
reduced our headcount to approximately 250 employees at the

end of July, down from approximately

350 employees as of December

31, 2019.

As such, our salary expense was $1.4 million lower for the six-months ended June 30, 2020 than for the six months ended
June 30, 2019,

primarily driven by reduced headcount from the furlough, partially offset by $0.9 million of severance recognized.

Incentive compensation decreased $3.5 million, driven by lower recognized bonus and share-based compensation amounts

primarily
driven by the Company’s operating

results, including reversing $0.7 million of expense associated with performance-based RSU
awards that are now assessed as not probable of achievement.

Commissions decreased $2.7 million primarily driven by a 45%
decrease in origination volume.

General and administrative expense.

The following table summarizes General and administrative expense:
Six Months Ended June 30,

2020 2019
(Dollars in thousands)
Property taxes $ 6,026 $ 6,256
Occupancy and depreciation 2,735 2,455
Professional fees 2,084 2,231
Information technology 1,981 1,960
Marketing 708 1,095
FDIC Insurance 639 130
Other G&A 5,279 5,295

Total
$ 19,452 $ 19,422

General and administrative expense of $19.4 million for the six months ended June 30, 2020 was relatively consistent with the total from the corresponding period in 2019.

General and administrative expense as an annualized percentage of average total finance
receivables was 3.56% for the six-month period ended

June 30, 2020,

compared to 3.82% for the six-month period ended June 30,
2019.

Goodwill impairment.

In the first quarter of 2020, driven by negative current events related to the COVID-19 economic shutdown,
our market capitalization falling below book value and other related impacts, we analyzed goodwill for impairment.

We concluded
that the implied fair value of goodwill was less than it’s

carrying amount, and recognized impairment equal to the entire $6.7 million
balance in the six months ended June 30, 2020.

Provision for income taxes.
Income tax benefit of 8.8 million was recorded for the six-month period ended June 30, 2020,

compared
to expense of $3.6 million for the six-month period ended

June 30, 2019.

Our effective tax rate from measuring our benefit for

the six months ended June 30, 2020 was 33.2%,

driven by a $3.2 million discrete
benefit from certain provisions in the CARES Act that allowed for remeasuring our federal net operating losses.

The impact to our
effective rate from that benefit was partially offset

by a limitation on the amount of tax benefits that can be recognized in an interim
period under ASC 740.

L
IQUIDITY AND
C
APITAL
R
ESOURCES

Our business requires a substantial amount of liquidity and capital to operate and grow. Our

primary liquidity need is to fund new
originations; however, we also utilize liquidity

for our financing needs (including our deposits and long term deposits),

to fund
infrastructure and technology investment, to pay dividends and to pay administrative and other non-interest expenses.

As a result of the uncertainties surrounding the actual and potential impacts of COVID-19 on our business and financial condition, in
the first quarter of 2020 we raised additional liquidity through the issuance of FDIC-insured deposits and we increased our borrowing
capacity at the Federal Reserve Discount Window.

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

• sale of leases and loans through our capital markets capabilities.

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

The quarterly dividend was paid on May 21, 2020 to shareholders of
record on the close of business on May 11,

2020,

which resulted in a dividend payment of approximately $1.7 million. It represented
the Company’s thirty-fifth consecutive

quarterly cash dividend.

At June 30, 2020,

we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a
correspondent bank in addition to available cash and cash equivalents of $211.7 million. This amount excludes ad

ditional liquidity that
may be provided by the issuance of insured deposits through

MBB.

Our debt to equity ratio was 5.27 to 1 at June 30,

2020 and 4.26 to 1 at December 31, 2019.

Net cash provided by investing activities was $32.6 million for the six-month period ended June 30, 2020,

compared to net cash used
in investing activities of $76.0 million for the six-month period ended June 30, 2019.

The increase in cash outflows from investing
activities is primarily due to a decrease of $180.4 million for purchases of equipment for lease contracts partially offset by a reduction
of $66.1 million in proceeds from sales of leases originated for investment. The decrease in purchases of equipment was driven by
lower origination volumes for the six months ended June 30

,

2020 compared to the corresponding period of 2019, and

the reduction in
proceeds from sales was driven by lower volumes of sales.

Net cash provided by financing activities was $29.7 million for the six-month period ended June 30, 2020,

compared to net cash
provided by financing activities of $85.7 million for the six-month period ended June 30, 2019.

The decrease in cash flows from
financing activities is primarily due to a decrease of $69.8 million in deposits offset by a decrease of $15.4

million of term
securitization repayments.

Financing activities also include transactions related to

the Company’s payment of divi

dends.

Net cash provided by operating activities was $25.4 million for the six-month period ended June 30, 2020,

compared to net cash
provided by operating activities of $27.0 million for the six-month period ended June 30, 2019.

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

cash and cash equivalents
available as of June 30, 2020 totaled $211.7

million, compared to $123.1 million at December 31, 2019

.

Time Deposits with Banks.

Time deposits with banks are primarily composed

of FDIC-insured certificates of deposits that have
original maturity dates of greater than 90 days. Generally,

the certificates of deposits have the ability to redeem early,

however, early
redemption penalties may be incurred. Total

time deposits as of June 30, 2020 and December 31, 2019 totaled

$9.9 million and $12.9
million, respectively.

Restricted Interest-Earning Deposits with Banks
. As of June 30, 2020 and December 31, 2019

,

we had $6.1 million and $6.9 million,
respectively, of cash that was

classified as restricted interest-earning deposits with banks. Restricted interest-earning deposits with
banks consist primarily of various trust accounts related to our secured debt facilities. Therefore, these balances generally

decline as
the term securitization borrowings are repaid.

Borrowings.
Our primary borrowing relationship requires the pledging of

eligible lease and loan receivables to secure amounts
advanced. Our secured borrowings amounted to $51.2

million at June 30, 2020 and $76.6 million at December 31, 2019

.

Information
pertaining to our borrowing facilities is as follows:

For the Six Months Ended June 30, 2020 As of June 30, 2020
Maximum
Maximum Month End Average Weighted Weighted
Facility Amount Amount Average Amount Average Unused
Amount

Outstanding

Outstanding

Rate
(3)
Outstanding

Rate
(2)
Capacity
(1)
(Dollars in thousands)
Federal funds purchased $ 25,000 $ — $ — — % $ — — % $ 25,000
Term note securitizations
(4)
— 71,721 69,751 4.24% 51,161 3.68% —
Revolving line of credit
(5)
5,000 — — — % — — % 5,000
$ 30,000 $ 71,721 $ 69,751 4.24% $ 51,161 3.68% $ 30,000

__________________
(1) Does not include MBB’s

access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge.
Based on assets pledged at June 30, 2020, MBB had $50.2 million in unused, secured borrowing capacity at the Federal Reserve Discount
Window. Additional

liquidity that may be provided by the issuance of insured deposits is also excluded from this table.

(2) Does not include transaction costs.

(3) Includes transaction costs.

(4) Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.

(5)

The revolving line of credit was terminated by mutual agreement with the line of credit provider in July 2020.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of
federal funds. The amount that can be drawn against the line is limited to $25.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the

Federal Reserve Discount Window based on the

amount of assets MBB
chooses to pledge. MBB had $50.2 million in unused, secured

borrowing capacity at the Federal Reserve Discount Window

,

based on
$56.3 million of net investment in leases pledged at June 30,

2020.

Term

Note Securitizations
On July 27, 2018 we completed a $201.7 million asset-backed

term securitization. It provides the company with fixed-cost borrowing with the objective of diversifying its funding sources and is recorded in long-term borrowings in the Consolidated Balance Sheet.

In connection with this securitization transaction, we transferred leases to our bankruptcy remote special purpose wholly-owned subsidiary (“SPE”) and issued term debt collateralized

by such commercial leases to institutional investors in a private securities offering. The SPE is considered variable interest entit

y

(“VIE”) under U.S. GAAP.

We continue to

service the assets of our VIE and
retain equity and/or residual interests. Accordingly,

assets and related debt of the VIE is included in the accompanying

Consolidated
Balance Sheets.

At June 30, 2020 and December 31, 2019 outstanding term securitizations amounted to $50.9 million and $76.1
million, respectively and the Company was in compliance with terms of the term note securitization agreement. See Note 10

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

At June 30, 2020,

Marlin Business Service Corp and MBB’s

Tier 1 leverage ratio, common equity Tier

1 risk-based ratio, Tier 1 risk-
based capital ratio and total risk-based capital ratios exceeded the requirements for well-capitalized status.
See “Management’s

Discussion and Analysis

of Financial Condition

and Results of Operations

—Executive Summary”

for discussion
of updates

to our

capital requirements

driven by

the termination

of the

CMLA Agreement

and driven

by our

election to

utilize the
five-year transition related

to the adoption

of the CECL

accounting standard.

In addition, see

Note 13—Stockholders’ Equity

in the
Notes to Consolidated Financial Statements for additional information regarding these ratios and our levels at June 30, 2020

.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II.

Other Information, Item 2, Unregistered Sales of Equity Securities and Use
of Proceeds” herein.

Items Subsequent to June 30, 2020

The Company declared a dividend of 0.14 per share on July

30, 2020. The quarterly dividend, which is expected to

result in a dividend
payment of approximately 1.7 million, is scheduled to be paid on August 20, 2020 to shareholders of record on the close of business on August 10, 2020.

It represents the Company’s thirty-sixth

consecutive quarterly cash dividend. The payment of future dividends will be subject to approval by the Company’s

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

The lease and loan assets we originate are almost entirely fixed

-rate. Accordingly, we generally

seek to finance these assets primarily
with fixed interest certificates of deposit issued by MBB,

and to a lesser extent through the variable rate MMDA Product at MBB.

C
RITICAL
A
CCOUNTING
P
OLICIES

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
Policy” section of our 2019 Form 10-K.
Effective January 1, 2020, we adopted ASU 2016

-13, Financial Instruments - Credit Losses (Topic

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

We developed

a consistent, systematic methodology to measure our estimate of the credi

t

losses inherent in our current portfolio, over
the entire life of the contracts.

We made certain key decisions

that underlie our methodology,

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

Further, actual credit losses may
exceed our estimated reserve, and such excess may be significant,

if the actual performance of our portfolio differs signif

icantly from
the current assumptions and judgements, including those underlying our forecast and qualitative adjustments, as of any given
measurement date.

R
ECENTLY
I
SSUED
A
CCOUNTING
S
TANDARDS

Information on recently issued accounting pronouncements and the expected impact on our financial statements is provided

in Note 2,
Summary of Significant Accounting Policies in the accompanying

Notes to Consolidated Financial Statements.

R
ECENTLY
A
DOPTED
A
CCOUNTING
S
TANDARDS

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

Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered
by this report are designed and operating effectively to

provide reasonable assurance that the information required

to be disclosed by
us in reports filed under the 1934 Act is (i) recorded, processed,

summarized and reported within the time periods specified in the
SEC's rules and forms and (ii) accumulated and communicated

to our management, including the CEO and CFO, as appropriate to
allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s

internal control over financial reporting identified

in connection with management’s
evaluation that occurred during the Company's second fiscal

quarter of 2020 that have materially affected, or are

reasonably likely to
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
in a timely fashion.

We continue to monitor

and evaluate newly enacted and proposed government and banking regulations issued in
response to the COVID-19 pandemic; further changes in regulation that impact our business or that impact our customers could

have a
significant impact on our future operations and business strategies.
Our operations and financial results have already been negatively impacted as a result of COVID-19 pandemic, as discussed

further in
“Part I – Item 2. Management’s

Discussion and Analysis of Financial Condition and Results of

Operations —Overview” and ”—
Results of Operations”.

The pandemic, reduction in economic activity,

and current business limitations and shutdowns have increased risks to our business that include, but are not limited to:
●

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
Our estimate of expected future credit losses recognized within our allowance as of June 30,

2020 is based on certain
assumptions, forecasts and estimates about the impact of current economic conditions on our portfolio of receivables based
on information known as of June 30,

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

●

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

●

Liquidity and Capital Risk.

As of June 30,

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

However, given the uncertainty about

future
developments and the extent and duration of the impacts of COVID

-19 on our business and future operations, we face
elevated risks to our ability to forecast and estimate future capital levels.

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
●

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
may be suspended

at any time at the Company's discretion. The repurchases are funded using the Company’s working

capital.

The Company did not repurchase any of its common stock during the three months ended June 30, 2020.

As of June 30, 2020,

the
Company had $4.7 million remaining in the 2019 Repurchase Plan.

Pursuant to the 2014 Equity Compensation Plan, participants

may have shares withheld to cover income taxes. There were 1,897 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Compensation Plan during the three-month period ended June 30, 2020,

at an average cost of $ 6.50 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine

Safety Disclosures
None.

Item 5. Other Information

None

Item 6.

Exhibits

Exhibit
Number
Description

3.1
Amended and Restated Articles of Incorporation

(1)
3.2
Amended and Restated Bylaws

(2)
3.3
Amendment to Amended and Restated Bylaws, effective as of April 20, 2020

(3)
10.1
Form of Restricted Stock Award for Independent Directors under the 2019 Equity Compensation Plan

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

Securities Exchange Act of 1934, as amended.

(Filed herewith)
32.1

Certification of the Chief Executive Officer and Chief Financial Officer of Marlin Business Services Corp. required by

Rule 13a -14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities

Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(Furnished herewith)

101 Financial

statements from

the Quarterly

Report on

Form 10-Q of

Marlin Business

Services Corp.

for the period

ended
June 30, 2020

,

formatted in XBRL: (i)

the Consolidated Balance

Sheets, (ii) the Consolidated

Statements of Operations,
(iii) the Consolidated

Statements of Comprehensive

Income, (iv)

the Consolidated Statements

of Stockholders’

Equity,
(v) the Consolidated

Statements of

Cash Flows

and (vi)

the Notes

to Unaudited

Consolidated Financial

Statements.
(Submitted electronically with this report)
__________________

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

July 31, 2020