Form 10-Q
period 2020-09-30
MARLIN BUSINESS SERVICES CORP
filed 2020-10-30
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON,

D.C. 20549

FORM
10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2020

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
the Exchange Act
.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes
☐
No
☒

At October 23, 2020,
11,974,548

shares of Registrant’s common stock,

$.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2020

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

................................ 3
Item 1 Consolidated Financial Statements (Unaudited)

................................................................

...........................................................

3

Consolidated Balance Sheets at September 30, 2020 and December 31, 2019

................................................................

........ 3

Consolidated Statements of Operations for the three- and nine - month periods ended

September 30, 2020 and 2019

................................................................

................................................................

............ 4

Consolidated Statements of Comprehensive Income (Loss) for the three- and nine - month periods ended

September 30, 2020 and 2019

................................................................

................................................................

............ 5

Consolidated Statements of Stockholders’ Equity for the three and six and nine-month periods ended

September 30, 2020 and 2019

................................................................

................................................................

............. 6

Consolidated Statements of Cash Flows for the nine-month periods ended

September 30, 2020 and 2019

................................................................

................................................................

............ 8

Notes to Unaudited Consolidated Financial Statements

................................................................

........................................

10
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

....................................................

43
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
(Unaudited)

September 30, December 31,

2020 2019
(Dollars in thousands, except per-share data)
ASSETS
Cash and due from banks
$
5,436
$
4,701
Interest-earning deposits with banks

189,696
118,395

Total cash and cash equivalents
195,132
123,096
Time deposits with banks
8,456
12,927
Restricted interest-earning deposits related to consolidated VIEs
5,771
6,931
Investment securities (amortized cost of $
10.6

million and $
11.1

million at

September 30, 2020 and December 31, 2019, respectively)
10,761
11,076
Net investment in leases and loans:

Leases
357,500
426,608

Loans
550,553
601,607
Net investment in leases and loans, excluding allowance for credit losses (includes $
39.3

million and
$
76.1

million at September 30, 2020 and December 31, 2019, respectively, related to consolidated
VIEs)
908,053
1,028,215
Allowance for credit losses
(61,325)
(21,695)

Total net investment in leases and loans
846,728
1,006,520
Intangible assets
5,846
7,461
Goodwill
—
6,735
Operating lease right-of-use assets
7,729
8,863
Property and equipment, net
8,422
7,888
Property tax receivables, net of allowance
8,580
5,493
Other assets
8,526
10,453

Total assets
$
1,105,951
$
1,207,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
$
823,707
$
839,132
Long-term borrowings related to consolidated VIEs
39,833
76,091
Operating lease liabilities
8,790
9,730
Other liabilities:

Sales and property taxes payable
5,706
2,678

Accounts payable and accrued expenses
25,533
34,028

Net deferred income tax liability
20,032
30,828

Total liabilities
923,601
992,487
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $
0.01

par value;
5,000,000

shares authorized; none issued
—
—
Common Stock, $
0.01

par value;
75,000,000

shares authorized;
11,974,651

and
12,113,585

shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively
120
121

Additional paid-in capital
75,893
79,665

Accumulated other comprehensive income
93
58

Retained earnings
106,244
135,112

Total stockholders’ equity
182,350
214,956

Total liabilities and stockholders’ equity
$
1,105,951
$
1,207,443

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

Three Months Ended September 30, Nine Months Ended September 30,

2020 2019 2020 2019
(Dollars in thousands, except per-share data)
Interest income $
22,398
$
27,708
$
73,111
$
80,673
Fee income
2,803
3,869
8,019
11,418
Interest and fee income
25,201
31,577
81,130
92,091
Interest expense
4,694
6,561
15,802
18,931
Net interest and fee income
20,507
25,016
65,328
73,160
Provision for credit losses
7,204
7,662
51,160
17,781
Net interest and fee income after provision for credit losses
13,303
17,354
14,168
55,379
Non-interest income:

Gain on leases and loans sold
87
6,456
2,426
13,400

Insurance premiums written and earned
2,082
2,230
6,612
6,538

Other income

2,044
1,676
11,172
10,573

Non-interest income

4,213
10,362
20,210
30,511
Non-interest expense:

Salaries and benefits
8,515
10,897
25,702
34,817

General and administrative
4,717
6,092
24,169
25,514

Goodwill impairment
—
—
6,735
—

Intangible assets impairment
1,016
—
1,016
—

Non-interest expense
14,248
16,989
57,622
60,331

Income (loss) before income taxes
3,268
10,727
(23,244)
25,559
Income tax expense (benefit)
525
3,281
(8,284)
6,857

Net income (loss)
$
2,743
$
7,446
$
(14,960)
$
18,702
Basic earnings (loss) per share $
0.23
$
0.61
$
(1.27)
$
1.52
Diluted earnings (loss) per share $
0.23
$
0.60
$
(1.27)
$
1.51

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended September 30, Nine Months Ended September 30,
2020 2019 2020 2019
(Dollars in thousands)
Net income (loss) $
2,743
$
7,446
$
(14,960)
$
18,702
Other comprehensive income:

Increase in fair value of debt securities available for sale
10
55
47
179

Tax effect
(3)
(14)
(12)
(46)
Total other comprehensive income
7
41
35
133

Comprehensive income (loss)
$
2,750
$
7,487
$
(14,925)
$
18,835

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
—
—
—
66
—
66

Net loss
—
—
—
—
(5,882)
(5,882)
Cash dividends paid ($
0.14

per share)
—
—
—
—
(1,629)
(1,629)
Balance, June 30, 2020
11,942,247
119
75,606
86
105,193
181,004

Repurchase of common stock
(18,446)
—
(149)
—
—
(149)

Stock issued in connection with restricted

stock and RSUs, net of forfeitures
50,850
1
(1)
—
—
—

Stock-based compensation recognized
—
—
437
—
—
437

Net change in unrealized gain/loss on

securities available for sale, net of tax
—
—
—
7
—
7

Net income
—
—
—
—
2,743
2,743
Cash dividends paid ($
0.14

per share)
—
—
—
—
(1,692)
(1,692)
Balance, September 30, 2020
11,974,651
$
120
$
75,893
$
93
$
106,244
$
182,350
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
123
82,726
(2)
48
122,659
205,554

Repurchase of common stock
(147,383)
(2)
(3,391)
—
—
—
(3,393)

Stock issued in connection with restricted

stock and RSUs, net of forfeitures
16,480
1
(1)
—
—
—
—

Stock-based compensation recognized
—
—
894
—
—
—
894

Net change in unrealized gain/loss on

securities available for sale, net of tax
—
—
—
—
41
—
41

Net income
—
—
—
—
—
7,446
7,446
Cash dividends paid ($
0.14

per share)
—
—
—
—
—
(1,755)
(1,755)
Balance, September 30, 2019
12,154,661
$
122
$
80,228
$
(2)
$
89
$
128,350
$
208,787

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months

Ended September 30,
2020 2019
(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income $
(14,960)
$
18,702

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization
2,996
3,632

Stock-based compensation
806
2,745

Impairment of goodwill and intangible assets
7,751
—

Change in fair value of equity securities
(89)
(121)

Provision for credit losses
51,160
17,781

Change in net deferred income tax liability
(7,777)
6,883

Amortization of deferred initial direct costs and fees
9,244
11,008

Loss on equipment disposed
116
1,331

Gain on leases sold
(2,426)
(13,400)

Leases originated for sale
(4,882)
(46,038)

Proceeds from sale of leases originated for sale
5,123
47,771

Noncash lease expense
1,365
857

Adjustment to value of contingent consideration
(1,435)
—

Effect of changes in other operating items:

Other assets
(1,642)
(3,465)

Other liabilities
(311)
(3,142)

Net cash provided by operating activities
45,039
44,544
Cash flows from investing activities:

Net change in time deposits with banks
4,471
(5,260)

Purchases of equipment for lease contracts and funds used to originate loans
(298,244)
(594,831)

Principal collections on leases and loans
356,133
380,345

Proceeds from sale of leases originated for investment
25,663
161,566

Security deposits collected, net of refunds
(176)
(175)

Proceeds from the sale of equipment
1,567
2,065

Acquisitions of property and equipment
(2,266)
(3,492)

Principal payments received on securities available for sale
432
1,015

Net cash provided by (used in) investing activities

87,580
(58,767)
Cash flows from financing activities:

Net change in deposits
(15,425)
113,481

Term securitization repayments
(36,538)
(58,887)

Business combinations earn-out consideration payments
(180)
(349)

Issuances of common stock

120
240

Repurchases of common stock
(4,699)
(6,257)

Dividends paid
(5,021)
(5,169)

Net cash (used in) provided by financing activities
(61,743)
43,059
Net increase in total cash, cash equivalents and restricted cash
70,876
28,836
Total cash, cash equivalents

and restricted cash, beginning of period

130,027
111,201
Total cash, cash equivalents

and restricted cash, end of period
$
200,903
$
140,037

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,

2020 2019
(Dollars in thousands)
Supplemental disclosures of cash flow information:

Cash paid for interest on deposits and borrowings
$
17,308
$
17,610

Net cash (received)/paid for income taxes
(5,005)
2,736

Leases and loans transferred into held for sale from investment
23,460
149,895
Supplemental disclosures of non cash investing activities:

Business combinations assets acquired
$
—
$
146

Purchase of equipment for lease contracts and loans originated
2,253
8,432
Reconciliation of Cash, cash equivalents and restricted cash to

the Consolidated Balance Sheets:
Cash and cash equivalents $
195,132
$
132,461
Restricted interest-earning deposits
5,771
7,576
Cash, cash equivalents and restricted cash at end of period $
200,903
$
140,037

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

at September 30, 2020 and
the results of operations for the three- and nine -month periods ended September 30, 2020 and 2019,

and cash flows for the nine-
month periods ended September 30, 2020 and 2019.

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

Use of Estimates.

These unaudited consolidated financial statements

require management to make estimates and assumptions that
affect the reported amounts of assets and liabilities and

disclosure of contingent assets and liabilities at the date of the financial
statements and the reported amounts of revenues and expense

s

during the reporting period. Estimates are used when accounting for
income recognition, the residual values of leased equipment,

the allowance for credit losses, deferred initial direct costs and fees, late fee receivables, the fair value of financial instruments, estimated losses from insurance program, and income taxes. Actual results could differ from those estimates.

Income taxes.

Our statutory tax rate was
25.4
% for the three months ended September 30, 2020.

For the three-month period ended September 30,
2020, the effective tax rate was
16.1
%, driven by partial recognition of the prior quarter’s

interim reporting limitation on the amount
of tax benefits that can be recognized under Accounting Standards

Codification (“ASC”) 740,
Income Taxes
.

For the nine-month period ended September 30, 2020, the effective tax rate in recognizing our benefit was
35.6
%, driven by a $
3.2
million discrete benefit, resulting from certain provisions in the Coronavirus

Aid, Relief, and Economic Security Act (“CARES Act”)
that allow for a remeasurement of our federal net operating losses.

The Company filed for a refund of carryback net operating

losses

as permitted under the CARES act and that refund was received in July 2020.

The impact to our effective rate from that benefit was
partially offset by the limitation on interim tax benefits,

as discussed above.

For the three and nine-month periods ended September 30,

2019, our effective tax rates were
30.6
% and
26.8
%, respectively.

The Company is currently under examination by the IRS for tax years ending December 31, 2013 to 2018, and the Company

remains
subject to examination for the year ended December 31,

2019.

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

and
(iv) Community Reinvestment Act and Paycheck Protection loans.

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

Three Months Ended
Nine Months Ended

September 30, September 30,
(Dollars in thousands) 2020 2019 2020 2019
Insurance premiums written and earned $
2,082
$
2,230
$
6,612
$
6,538
Property tax (loss) income
123
(42)
5,247
5,680
Servicing income
462
395
1,517
1,021
Gain on sale of leases and loans
87
6,456
2,426
13,400
Net gains recognized during the period on equity securities

—
27
89
121
Non-interest income - other than from contracts with customers
2,754
9,066
15,891
26,760
Insurance policy fees
819
688
2,610
2,021
Property tax administrative fees on leases
243
272
713
801
ACH payment fees
35
78
143
238
Referral fees
15
129
123
448
Other
347
129
730
243
Non-interest income from contracts with customers
1,459
1,296
4,319
3,751
Total non-interest income $
4,213
$
10,362
$
20,210
$
30,511

NOTE 4 - Investment Securities

The Company had the following investment securities as of the dates presented:

September 30, December 31,
(Dollars in thousands) 2020 2019
Equity Securities
Mutual fund $
3,756
$
3,615
Debt Securities, Available

for Sale:
Asset-backed securities ("ABS")
3,836
4,332
Municipal securities

3,169

3,129

Total investment securities
$
10,761
$
11,076

The following schedule summarizes changes in fair value of equity securities and the portion of unrealized gains and losses for each
period presented:

Three Months Ended September 30, Nine Months Ended September 30,
(Dollars in thousands) 2020 2019 2020 2019
Net gains recognized during the period on equity securities

$
—
$
27
$
89
$
121
Less: Net gains recognized during the period

on equity securities sold during the period

—

—
—
—
Unrealized gains recognized during the reporting period

on equity securities still held at the reporting date
$
—
$
27
$
89
$
121

Available for

Sale
The following schedule is a summary of available for sale investments as of the dates presented:

September 30, 2020
Gross

Gross
Amortized
Unrealized

Unrealized Estimated
Cost Gains Losses Fair Value
(Dollars in thousands)
ABS $
3,776
$
60
$
—
$
3,836
Municipal securities
3,082
88
(1)
3,169

Total Debt

Securities, Available for Sale
$
6,858
$
148
$
(1)
$
7,005
December 31, 2019
Gross

Gross
Amortized
Unrealized

Unrealized Estimated
Cost Gains Losses Fair Value
(Dollars in thousands)
ABS $
4,302
$
33
$
(3)
$
4,332
Municipal securities
3,058
71
—
3,129

Total Debt

Securities, Available for Sale
$
7,360
$
104
$
(3)
$
7,461

The Company evaluates its available for sale securities in an unrealized loss position for other than temporary impairment on at least a quarterly basis. The Company did not recognize any other than temporary impairment to earnings for each of the periods ended
September 30, 2020 and September 30, 2019.
The following tables present the aggregate amount of unrealized losses on available for sale securities in the Company’s

investment
securities classified according to the amount of time those securities have been in a continuous loss position as of September

30, 2020
and December 31, 2019:
September 30, 2020
Less than 12 months 12 months or longer Total
Gross

Gross Gross
Unrealized

Fair Unrealized Fair Unrealized Fair
Losses Value Losses Value Losses Value
(Dollars in thousands)
Municipal securities
(1)
$
—
$
142
$
—
$
—
$
—
$
142
Total available

for sale investment
securities $
—
$
142
$
—
$
—
$
—
$
142
(1) The unrealized loss is immaterial
December 31, 2019
Less than 12 months 12 months or longer Total
Gross

Gross Gross
Unrealized

Fair Unrealized Fair Unrealized Fair
Losses Value Losses Value Losses Value
(Dollars in thousands)
ABS $
—
$
—
$
(3)
$
430
$
(3)
$
430
Total available

for sale investment
securities $
—
$
—
$
(3)
$
430
$
(3)
$
430

The following table presents the amortized cost, fair value, and weighted average yield of available for sale investments at September
30, 2020,

based on estimated average life. Receipt of cash flows may differ from those estimated maturities because borrowers may
have the right to call or prepay obligations with or without penalties:

Distribution of Maturities
1 Year

Over 1 to

Over 5 to
Over 10
or Less 5 Years 10 Years Years Total
(Dollars in thousands)
Amortized Cost:
ABS $
—
$
2,271
$
1,505
$
—
$
3,776
Municipal securities

15

302

2,623

142

3,082
Total available

for sale investments
$
15
$
2,573
$
4,128
$
142
$
6,858
Estimated fair value $
15
$
2,625
$
4,223
$
142
$
7,005
Weighted-average

yield, GAAP basis
4.75%
1.98%
1.99%
2.10%
1.99%

NOTE 5 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

September 30, 2020 December 31, 2019
(Dollars in thousands)
Minimum lease payments receivable
$
376,649
$
457,602
Estimated residual value of equipment
27,974
29,342
Unearned lease income, net of initial direct costs and fees deferred
(46,708)
(59,746)
Security deposits
(415)
(590)
Total leases
357,500
426,608
Commercial loans, net of origination costs and fees deferred
Working Capital

Loans
26,472
60,942
CRA
(1)
1,114
1,398
Equipment loans
(2)
457,627
464,655
CVG
65,340
74,612
Total commercial loans
550,553
601,607
Net investment in leases and loans, excluding allowance
908,053
1,028,215
Allowance for credit losses
(61,325)
(21,695)
Total net investment in leases

and loans
$
846,728
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

At September 30, 2020, $
42.8

million in net investment in leases were pledged as collateral for the Company’s outstanding asset-
backed securitization balance and $
55.0

million in net investment in leases were pledged as collateral for the secured borrowing
capacity at the Federal Reserve Discount Window.

The amount of deferred initial direct costs and origination costs net of fees deferred were $
16.1

million and $
20.5

million as of
September 30, 2020 and December 31, 2019,

respectively. Initial direct costs are

netted in unearned income and are amortized to
income using the effective interest method. ASU 2016

-02 limited the types of costs that qualify for deferral as initial direct costs for leases, which reduced the deferral of unit lease costs and resulted in an increase in current period expense. Origination costs are netted
in commercial loans and are amortized to income using the effective interest method. At September 30, 2020 and

December 31, 2019,
$
22.2

million and $
23.4

million, respectively, of the

estimated residual value of equipment retained on our Consolidated

Balance
Sheets was related to copiers.

Maturities of lease receivables

under lease contracts and the amortization of unearned lease income, including initial direct costs and
fees deferred, were as follows as of September 30, 2020:

Minimum Lease

Payments Net Income
Receivable
(1)
Amortization
(2)
(Dollars in thousands)
Period Ending December 31,
Remainder of 2020
$
40,682
$
7,503
2021
144,561
20,557
2022
98,671
11,212
2023
57,414
5,177
2024
27,063
1,749
Thereafter
8,258
510
$
376,649
$
46,708
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
1.5

million and $
2.5

million as of
September 30, 2020,

and December 31, 2019, respectively,

and is recognized within Accounts payable and accrued

expenses in the
Consolidated Balance Sheets.

As of September 30, 2020 and December 31, 2019, the portfolio of leases and loans serviced for others
was $
261

million and $
340

million, respectively.

In addition, the Company may have continuing involvement in contracts sold through any recourse obligations that may include
customary representations and warranties or specific recourse provisions. The Company’s reserve

for expected losses from recourse
obligations was $
0.9

million as of September 30, 2020 and $
0.4

million as of December 31, 2019.

In 2020, the Company was a participating lender,

offering loans to its customers that are guaranteed under

the Small Business
Administration’s (SBA’s)

Paycheck Protection Program (“PPP”).

In the three months ended September 30, 2020, the Company sold its PPP receivable portfolio and recognized an insignificant gain on sale; the Company will have no continuing involvement with
those receivables.

The following table summarizes information related to portfolio sales for the periods presented:

Three Months Ended September 30, Nine Months Ended September 30,
2020 2019 2020 2019
(Dollars in thousands)
Sales of leases and loans

$
4,286
$
85,425
$
28,342
$
195,932
Gain on sale of leases and loans
87
6,456
2,426
13,400

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
date and September 30, 2020 is below.

The following tables summarize activity in the allowance for credit losses
:

Three Months Ended September 30, 2020
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, beginning of period $
48,550
$
7,962
$
7,132
$
—
$
63,644

Charge-offs
(10,509)
(633)
(524)
—
(11,666)

Recoveries
983
101
94
—
1,178
Net charge-offs
(9,526)
(532)
(430)
—
(10,488)
Realized cashflows from Residual Income
965
—
—
—
965

Provision for credit losses
7,226
(3,974)
3,952
—
7,204
Allowance for credit losses, end of period $
47,215
$
3,456
$
10,654
$
—
$
61,325
Net investment in leases and loans, before allowance $
803,689
$
26,472
$
76,778
$
1,114
$
908,053

Three Months Ended September 30, 2019
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, beginning of period $
13,416
$
1,940
$
1,421
$
—
$
16,777

Charge-offs
(5,023)
(417)
(526)
—
(5,966)

Recoveries
457
227
54
—
738

Net charge-offs
(4,566)
(190)
(472)
—
(5,228)

Provision for credit losses
6,799
346
517
—
7,662
Allowance for credit losses, end of period $
15,649
$
2,096
$
1,466
$
—
$
19,211
Net investment in leases and loans, before allowance $
910,046
$
55,794
$
86,415
$
1,454
$
1,053,709

Nine Months Ended September 30, 2020
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, December 31, 2019 $
18,334
$
1,899
$
1,462
$
—
$
21,695
Adoption of ASU 2016-13 (CECL)
(1)
9,264
(3)
2,647
—
11,908
Allowance for credit losses, January 1, 2020 $
27,598
$
1,896
$
4,109
$
—
$
33,603

Charge-offs
(24,723)
(2,598)
(2,157)
—
(29,478)

Recoveries
2,237
156
257
—
2,650
Net charge-offs
(22,486)
(2,442)
(1,900)
—
(26,828)
Realized cashflows from Residual Income
3,390
—
—
—
3,390

Provision for credit losses
38,713
4,002
8,445
—
51,160
Allowance for credit losses, end of period $
47,215
$
3,456
$
10,654
$
—
$
61,325
Net investment in leases and loans, before allowance $
803,689
$
26,472
$
76,778
$
1,114
$
908,053

Nine Months Ended September 30, 2019
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, beginning of period $
13,531
$
1,467
$
1,102
$
—
$
16,100

Charge-offs
(13,863)
(1,692)
(1,200)
—
(16,755)

Recoveries
1,671
298
116
—
2,085

Net charge-offs
(12,192)
(1,394)
(1,084)
—
(14,670)

Provision for credit losses
14,310
2,023
1,448
—
17,781
Allowance for credit losses, end of period $
15,649
$
2,096
$
1,466
$
—
$
19,211
Net investment in leases and loans, before allowance $
910,046
$
55,794
$
86,415
$
1,454
$
1,053,709
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

As part of its estimate of expected credit losses, specific to each

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

of its current portfolio, including considering economic
and business conditions, default trends, changes in its portfolio composition, changes in its lending policies and practices, among other
internal and external factors. As part of the analysis of expected credit losses, we may analyze contracts on an individual basis,

or
create additional pools of contracts, in situations where such loans exhibit unique risk characteristics and are no longer expected to
experience similar losses to the rest of their pool.
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
Additional detail specific to the measurement of each portfolio segment under CECL as of January 1, 2020 and September

30, 2020,

is
summarized below.

Equipment Finance:

Equipment Finance consists of Equipment Finance Agreements, Installment

Purchase Agreements and other leases and loans.

The risk characteristics referenced to develop pools of Equip ment Finance leases and loans are based on internally developed credit score ratings, which is a measurement that combines many risk characteristics, including loan size, external credit
scores, existence of a guarantee, and various characteristics of the borrower’s business.

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
September 30, 2020 due to continuing uncertainty of the duration and level of impact of the COVID-19 virus on the
macroeconomic environment and the Company’s

portfolio, including uncertainty about the forecasted impact of COVID

-19
that was underlying its economic forecasted variables beyond a 6-month period.

The forecast adjustment to the Equipment
Finance portfolio segment resulted in the recognition of provision of $
1.2

million and $
22.2

million for the three- and nine -
months ended September 30, 2020,

respectively.

After completing the forecast adjustment, the Company assessed the output of the Equipment Finance reserve estimate and
increased the reserve for a $
0.9

million qualitative adjustment as of September 30, 2020,

primarily based on an analysis that
incorporates the current forecasted peak levels of unemployment and business bankruptcy.

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
At each reporting date, the Company considers current conditions, inclu ding changes in portfolio composition or the business
environment, when determining the appropriate measurement

of current expected credit losses for the remaining life of its
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

During the third quarter, the Company updated

its expectation for credit losses for the Working

Capital segment based on the
favorable actual portfolio performance during the quarter and a revised forecast based on its current assessment of risks in the portfolio.

Based on that analysis, the Company recognized a reserve reduction of $
3.9

million for the three months ended
September 30, 2020, bringing the provision associated with qualitative adjustments to $
3.1

million for the nine months ended
September 30, 2020.
Commercial Vehicle

Group (CVG):

Transportation-related equipment leases and

loans are analyzed as a single pool, as the Company did not consider any risk
characteristics to be significant enough to warrant disaggregating this population.

The Company’s measurement of

CVG is based on a combination of its own historical loss experience and industry loss data
from an external source. The Company has limited history of this product,

and therefore the Company determined it was
appropriate to develop an estimate based on a combination of internal and industry data.

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

and
magnitudes of potential exposures.

During the third quarter, the Company updated

its expectation for credit losses for the CVG segment, including separately assessing the elevated risks of a population of motor coach industry contracts that are facing prolonged impacts from
COVID-19.

Primarily driven by that population, the Company recognized provision related to CVG for the third quarter of
$
3.8

million, which increased the year to date qualitative adjustments for COVID-19 related risks to $
7.0

million for this
portfolio segment.

Community Reinvestment Act (CRA) Loans:

CRA loans are comprised of loans originated under a line of

credit to satisfy the Company’s obligations

under the CRA.

The
Company does not measure an allowance specific to this

population because the exposure to credit loss is nominal.
For the three- and nine - months ended September 30,

2020, the Company has recognized $
1.9

million and $
36.6

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

relief to
customers during this period.

As of September 30, 2020,

the ultimate performance of loans modified under that program remains uncertain, due to the timing of the modified loans resuming payment.

Our reserve as of September 30, 2020,

and the qualitative and economic adjustments discussed above, were calculated referencing our
historical loss experience, including loss experience through the 2008 economic cycle, and our adjustments to that experience based on our judgements about the extent of the impact of the COVID

-19 pandemic.

Those judgements include certain expectations for the
extent and timing of impacts from COVID-19 on unemployment rates and business bankruptcies and are based on our current
expectations of the performance of our portfolio in the current environment.

We may recognize

credit losses in excess of our reserve,
or revise our estimate of credit losses in the future, and such amounts may be significant, based on (i) the actual performance of our portfolio, including the performance of the modified portfolio,

(ii) any further changes in the economic environment, or (iii) other developments or unforeseen circumstances that impact our portfolio.
Loan Modification Program:

In response to COVID-19, starting in mid-March 2020,

the Company instituted a payment deferral program in order

to assist its small-
business customers that requested relief and were current under their existing agreement.

The payment deferral program allows for up
to 6 months of fully deferred or reduced payments.

The below table outlines certain data on the modified population with details of count and net investment balance, with all information as of September 30, 2020.

Equipment Working
(Dollars in thousands)
Finance CVG Capital Total
Modified leases and loans receivable
4,437
431
369
5,237
Resolved

(payoff, chargeoff)
(1)
230
20
122
372
Total Program, number of contracts
4,667
451
491
5,609
Current Quarter Population Changes:
Q3 - New modification
$
6,689
$
2,468
$
286
$
9,443
Q3 - Extended modification
5,547
8,412
2,458
16,417
Last Modified in Q2 or Q1
79,664
14,892
9,466
104,022
Total Modifications, Net investment

receivable
$
91,900
$
25,772
$
12,210
$
129,882
% of total segment receivables
11.4%
33.6%
46.1%
14.3%
Deferral Status:
Out of deferral
$
82,978
$
16,649
$
9,489
$
109,116
In deferral period - partial payment during deferral
6,372
3,163
2,721
12,256
In deferral period - full deferral of payment
2,550
5,960
—
8,510
Total Modifications, Net investment

receivable
(2)
$
91,900
$
25,772
$
12,210
$
129,882
Modifications 30+ Days Delinquent:
Out of deferral
$
3,352
$
1,367
$
320
$
5,039
In deferral period, with partial payment during
deferral
639
462
99
1,200

_________________
(1)

Total resolved modifications

include
41

contracts charged off where $
574

thousand credit loss was realized, and
331
contracts that paid in full.
(2)

Out of the deferral period represents the month in which the contract returns to its regular contract schedule for the entire
month.

For loans in deferral period, the deferral may either be full, with zero payment owed during the deferral period, or
partial, with reduced payments during deferral that are primarily
25
%-
50
% of schedule, or the deferral period payment may
be a nominal amount. In all cases, information is presented with respect to the contracts’ current deferral terms as of
September 30, 2020.

As of September 30, 2020, $
109.1

million, or
84
% of our total modified contracts are out of the deferral period,

and the current
deferral period will expire for substantially all of the remaining modified contracts before December 31, 2020.

We are closely
monitoring the performance of the modified contracts as their deferral period expires.

As of the end of the third quarter we have
stopped taking new applications for modifications, although

we may consider offering extensions in select cases as part of our loss
mitigation strategies.

TDRs are restructurings of leases and loans in which, due to the borrower's financial difficulties, a lender grants a concession that

it
would not otherwise consider for borrowers of similar credit quality.

In accordance with the interagency guidance as updated

in April
2020, that the FASB

concurred with, loans modified under the Company’s

payment deferral program are not considered TDRs. As of
September 30, 2020 and December 31, 2019, the Company did
no
t have any TDRs.

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

portfolio based on the contract’s

status
as-of the dates presented. In particular, contracts

that are part of the Loan Modification Program discussed

above are presented in the
below delinquency table and the non-accrual information for

September 30, 2020 based on their status with respect to the modified
terms. See Loan Modification section above for delinquency data specific to the modified portfolio.

Portfolio by Origination Year as of

September 30, 2020
Total
2020 2019 2018 2017 2016 Prior Receivables
(Dollars in thousands)
Equipment Finance
30-59 $
837
$
2,103
$
1,387
$
740
$
316
$
71
$
5,454
60-89
520
1,692
1,182
748
315
39
4,496
90+
334
2,789
1,444
1,220
294
42
6,123
Total Past Due
1,691
6,584
4,013
2,708
925
152
16,073
Current
214,104
306,024
158,593
79,064
26,424
3,407
787,616
Total
215,795
312,608
162,606
81,772
27,349
3,559
803,689
Working Capital
30-59
71
328
—
—
—
—
399
60-89
133
18
—
—
—
—
151
90+
6
222
—
—
—
—
228
Total Past Due
210
568
—
—
—
—
778
Current
11,521
13,996
139
38
—
—
25,694
Total
11,731
14,564
139
38
—
—
26,472
CVG
30-59
90
467
73
92
26
—
748
60-89
588
307
336
—
—
—
1,231
90+
—
56
584
50
11
—
701
Total Past Due
678
830
993
142
37
—
2,680
Current
13,971
34,922
15,342
7,447
2,364
52
74,098
Total
14,649
35,752
16,335
7,589
2,401
52
76,778
CRA
Total Past Due
—
—
—
—
—
—
—
Current
1,114
—
—
—
—
—
1,114
Total
1,114
—
—
—
—
—
1,114
Net investment in leases
and loans, before allowance $
243,289
$
362,924
$
179,080
$
89,399
$
29,750
$
3,611
$
908,053

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

At September 30, 2020 and December 31,
2019, there were
no

finance receivables past due 90 days or more and still accruing.

Working Capital Loans

are generally placed in non-accrual status when they are

30 days past due and generally charged-off

at 60 days
past due. The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed

by
management. At September 30, 2020 and December 31,

2019, there were
no

Working Capital

Loans past due 30 days or more and still
accruing.

The following tables provide information about non-accrual leases and loans:

September 30, December 31,
(Dollars in thousands) 2020 2019
Equipment Finance $
6,345
$
4,256
Working Capital Loans
1,144
946
CVG
886
389
Total

Non-Accrual
$
8,375
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
6.7

million balance in the
Consolidated Statements of Operations.

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2020 are as follows:
(Dollars in thousands) Total Company
Balance at December 31, 2019 $
6,735
Impairment of Goodwill
(6,735)
Balance at September 30, 2020 $
—

Intangible assets
The following table presents details of the Company’s

intangible assets:

(Dollars in thousands) Gross Carrying Accumulated Net
Amount Amortization Value
As of September 30, 2020
Vendor

relationships
$
7,290
$
1,472
$
5,818
Corporate trade name
60
32
28

Total
$
7,350
$
1,504
$
5,846
As of December 31, 2019 Useful Life
Lender relationships
3

to

10
years $
1,630
$
519
$
1,111
Vendor

relationships
11
years
7,290
974
6,316
Corporate trade name
7
years
60
26
34

Total
$
8,980
$
1,519
$
7,461

(Dollars in thousands) FFR HKF Total
Beginning Balance, December 31, 2019 $
6,758
$
703
$
7,461
Amortization Expense
(530)
(69)
(599)
Impairment
(1,016)
—
(1,016)
Ending Balance, September 30, 2020 $
5,212
$
634
$
5,846

The Company’s intangible assets consist

of definite-lived assets in connection with the January 2017 acquisition of HKF,

and definite-
lived intangible assets in connection with the September 2018 acquisition of FFR. The Company has
no

indefinite-lived intangible
assets.

In the three months ended September 30, 2020, the Company determined that a decrease in projected volumes for its FFR business
and a decrease in the sales team that supports that business resulted in a triggering event that warranted a review of the recoverability of the related vendor relationship and lender relationship intangible assets.

Those assets were evaluated as separate asset groups, as
they generate independent cashflows, such that the vendor

relationships relate to the origination of contracts and the lend er
relationships relate to the sale or syndication of contracts.

The estimate of fair value was modeled based on an expected

cashflow
analysis.

As a result of those analyses, there was no impairment related to the FFR vendor relationship intangible, and the Company
recognized $
1.0

million of impairment for the FFR lender relationship intangible. This impairment is reflected in Intangible
impairment in the Consolidated Statement of Operations.

Amortization related to the Company’s

definite lived intangible assets was $
0.6

million and $
0.7

million for the nine-month periods
ended September 30, 2020 and September 30, 2019, respectively.
The Company expects the amortization expense for the next

five years will be as follows:
Amortization
(Dollars in thousands)
Expense
Remainder of 2020 $
168
2021
671
2022
671
2023
671
2024
663

NOTE 8 – Other Assets

Other assets are comprised of the following:

September 30, December 31,

2020 2019
(Dollars in thousands)
Accrued fees receivable $
2,816
$
3,509
Prepaid expenses
2,393
2,872
Federal Reserve Bank Stock
1,711
1,711
Other

1,606
2,361
$
8,526
$
10,453

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

30, 2020, money market deposit accounts totaled $
52.7

million.

As of September 30, 2020, the scheduled maturities of certificates of deposits are as follows:

Scheduled
Dollars in thousands
Maturities
Period Ending December 31,
Remainder of 2020
$
166,820
2021
312,968
2022
154,949
2023
76,924
2024
42,181
Thereafter
17,934
Total
$
771,776

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $
250,000

or less. The MMDA
Product is also issued to customers in amounts less than $
250,000
. The FDIC insures deposits up to $
250,000

per depositor. The
weighted average all-in interest rate of deposits at September

30, 2020 was
1.92
%.

NOTE 10 – Debt and Financing Arrangements

Short-Term

Borrowings

The Company had a secured, variable rate revolving line of credit in the amount of $
5.0

million that was scheduled to expire on
November 20, 2020
. The line of credit was terminated by mutual agreement with the line of credit provider in July 2020.

Long-term Borrowings

On July 27, 2018, the Company completed a $
201.7

million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount. At September 30, 2020,

outstanding term securitizations
amounted to $
40.0

million and are collateralized by $
42.8

million of minimum lease and loan payments receivable and

$
5.8

million of
restricted interest-earning deposits. The Company’s

term note securitizations are classified as long-term borrowings.

The balance of long-term borrowings consisted of the following:

September 30, December 31,

2020 2019

(Dollars in thousands)
Term securitization 2018

-1
$
40,031
$
76,563
Unamortized debt issuance costs
(198)
(472)
$
39,833
$
76,091

The term note securitization is summarized below:
Outstanding Balance as of Notes Final
Original

September 30, December 31,
Originally

Maturity

Coupon

2020 2019 Issued Date Rate
(Dollars in thousands)
2018 — 1

Class A-1

$
—
$
—
$
77,400
July, 2019
2.55
%

Class A-2

—
8,013
55,700
October, 2020
3.05

Class A-3

8,391
36,910
36,910
April, 2023
3.36

Class B
10,400
10,400
10,400
May, 2023
3.54

Class C
11,390
11,390
11,390
June, 2023
3.70

Class D
5,470
5,470
5,470
July, 2023
3.99

Class E
4,380
4,380
4,380
May, 2025
5.02
Total Term

Note Securitizations
$
40,031
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
3.77
% over the remaining term of the
borrowing.

Scheduled principal and interest payments on outstanding borrowings as of September 30, 2020 are as follows:
Principal Interest
(Dollars in thousands)
Period Ending December 31,
Remainder of 2020
$
7,820
$
358
2021
23,629
813
2022
8,582
159
$
40,031
$
1,330

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

The Company’s balances measured

at fair value on a recurring basis include the following

as of September 30, 2020 and December
31, 2019:

September 30, 2020 December 31, 2019
Fair Value Measurements Using Fair Value Measurements Using
Level 1 Level 2 Level 3 Level 1 Level 2 Level 3
(Dollars in thousands)
Assets
ABS
$
—
$
3,836
$
—
$
—
$
4,332
$
—
Municipal securities
—
3,169
—
—
3,129
—
Mutual fund
3,756
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
liability.

For the nine months ended September 30, 2020, the Company recognized

$
6.7

million for the impairment of goodwill and in the three-
and nine-months ended September 30, 2020, $
1.0

million for the impairment of intangible assets, as discussed further in Note 7,
Goodwill and Intangible Assets.

In addition, in the three-and nine-months ended September

30, 2020 the Company updated its fair
value measurement of contingent consideration liability in connection with the 2018 FFR acquisition due to lower forecasted volumes for that business, resulting in a $
1.4

million reduction in that liability which was recognized as a reduction in General

and
administrative expense.

For the nine months ended September 30, 2019, there were no significant amounts recognized in the Consolidated Statements of
Operations in connection with non-recurring fair value measurements.

Fair Value

of Other Financial Instruments

The following summarizes the carrying amount and estimated

fair value of the Company’s other financial

instruments, including those
not measured at fair value on a recurring basis:

September 30, 2020 December 31, 2019
Carrying Fair Carrying Fair
Amount Value Amount Value
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
195,132
$
195,132
$
123,096
$
123,096
Time deposits with banks
8,456
8,515
12,927
12,970
Restricted interest-earning deposits with banks
5,771
5,771
6,931
6,931
Loans, net of allowance
509,936
517,269
588,688
593,406
Federal Reserve Bank Stock
1,711
1,711
1,711
1,711
Financial Liabilities

Deposits
$
823,707
$
787,478
$
839,132
$
846,304

Long-term borrowings
39,833
40,344
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

Three Months Ended September 30, Nine Months Ended September 30,
2020 2019 2020 2019
(Dollars in thousands, except per-share data)
Basic EPS
Net income (loss) $
2,743
$
7,446
$
(14,960)
$
18,702
Less: net income allocated to participating securities
(36)
(89)
—

(237)
Net income (loss) allocated to common stock $
2,707
$
7,357
$
(14,960)
$
18,465
Weighted average common

shares outstanding

11,946,549
12,203,086
11,951,375
12,290,906
Less: Unvested restricted stock awards considered participating securities
(155,408)
(148,142)
(142,186)
(156,116)
Adjusted weighted average common shares used in computing
basic EPS
11,791,141
12,054,944
11,809,189
12,134,790
Basic EPS $
0.23
$
0.61
$
(1.27)
$
1.52
Diluted EPS
Net income (loss) allocated to common stock $
2,707
$
7,357
$
(14,960)
$
18,465
Adjusted weighted average common shares used in computing
basic EPS
11,791,141
12,054,944
11,809,189
12,134,790
Add: Effect of dilutive stock-based compensation awards
41,272
113,018
—

94,186
Adjusted weighted average common shares used in computing
diluted EPS
11,832,413
12,167,962
11,809,189
12,228,976
Diluted EPS $
0.23
$
0.60
$
(1.27)
$
1.51

For the three-month periods ended September 30,

2020 and September 30, 2019,

weighted average outstanding stock-based
compensation awards in the amount of
230,428

and
157,952
, respectively, were considered

antidilutive and therefore were not
considered in the computation of potential common shares for purposes of diluted EPS.

For the nine-month periods ended September 30, 2020

and September 30, 2019, weighted average outstanding stock-based compensation awards in the amount of
286,349

and
172,473
, respectively, were considered

antidilutive and therefore were not
considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 13 – Stockholders’ Equity

Share Repurchases
During the three-month period ended September 30,

2020, the Company did
no
t purchase any shares of its common stock under any
stock repurchase plan. During the nine-month period

ended September 30, 2020, the Company purchased
264,470

shares of its
common stock under a stock repurchase plan approved by the

Company’s Board of Directors

on August 1, 2019 (the “2019
Repurchase Plan”) at an average cost of $
16.09

per share.
During the three-month period ended September 30,

2019, the Company purchased
144,729

shares of its common stock in the open
market under a stock repurchase plan approved by the Company’s

Board of Directors on May 30, 2017 (the “2017 Repurchase Plan”)
at an average cost of $
23.00

per share. During the nine-month period ended September 30,

2019, the Company purchased
247,500
shares of its common stock under the 2017 Repurchase Plan at an average cost of $
23.24

per share.
At September 30, 2020, the Company had $
4.7

million of remaining authorizations under the 2019 Repurchase Plan.

In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation

Plan (approved by the
Company’s shareholders on June 3,

2014) (the “2014 Plan”) may have shares withheld to cover

income taxes. During the three-month
periods ended September 30, 2020 and September 30,

2019, there were
18,446

shares and
2,654

shares repurchased to cover income
tax withholding under the 2014 Plan at an average cost of $
8.06

per share and $
23.80

per share, respectively. During

the nine-month
periods ended September 30, 2020 and September 30,

2019, there were
41,466

and
22,100

shares repurchased to cover income tax
withholding in connection with shares granted under the 2014

Plan at average per-share costs of $
10.70

and $
22.87
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

Reserve Board of Governors. As of September 30,

2020,
MBB does not have the capacity to pay dividends to the Company without explicit approval from the Federal Reserve Board

of
Governors because of the current period losses and the amount of cumulative dividends paid over the past two years.
MBB’s Tier

1 Capital balance at September 30, 2020 was $
139.4

million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At September

30, 2020,

the Company also exceeded its regulatory capital
requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC
Agreement.

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

and MBB at September 30, 2020.

Minimum Capital Well-Capitalized Capital
Actual Requirement Requirement
Ratio Amount Ratio Amount Ratio Amount
(Dollars in thousands)
Tier 1 Leverage Capital

Marlin Business Services Corp.
16.92%
$
192,218
4.00%
$
45,443
5.00%
$
56,804

Marlin Business Bank
13.26%
$
139,365
4.00%
$
42,053
5.00%
$
52,566
Common Equity Tier 1 Risk-Based Capital

Marlin Business Services Corp.
21.17%
$
192,218
4.50%
$
40,860
6.50%
$
59,019

Marlin Business Bank
16.88%
$
139,365
4.50%
$
37,147
6.50%
$
53,657
Tier 1 Risk-based Capital

Marlin Business Services Corp.
21.17%
$
192,218
6.00%
$
54,479
8.00%
$
72,639

Marlin Business Bank
16.88%
$
139,365
6.00%
$
49,530
8.00%
$
66,040
Total

Risk-based Capital

Marlin Business Services Corp.
22.49%
$
204,185
8.00%
$
72,639
10.00%
$
90,799

Marlin Business Bank
18.21%
$
150,285
8.00%
$
66,040
10.00%
$
82,550

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

MBB’s total risk-based capital

ratio of
18.21
% at September 30, 2020 exceeded the threshold for “well capitalized”

status under the
applicable laws and regulations.

Dividends
.

The Federal Reserve Board has issued policy statements requiring insured banks and bank holding companies to have an
established assessment process for maintaining capital comm

ensurate with their overall risk profile. Such assessment process may
affect the ability of the organizations to pay

dividends. Although generally organizations may pay dividends only out of current
operating earnings, dividends may be paid if the distribution is prudent relative to the organization’s

financial position and risk profile,
after consideration of current and prospective economic conditions.

As mentioned above, MBB’s ability to

pay dividends to the
Company is subject to various regulatory requirements, including

Title 12 part 208 of the Code of Federal

Regulations (12 CFR
208.5), which places limitations on bank dividends. Furthermore, as a bank holding company,

the Company’s ability to

pay dividends
to its shareholders is also subject to various regulatory requirements,

including Supervisory Letter SR 09-4,
Applying Supervisory
Guidance and Regulations on the Payment of Dividends,

Stock Redemptions and Stock Repurchases

at Bank Holding Companies
.

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
546,070

shares available for future awards under the 2019 Plan as of September 30,

2020.

Total stock-based compensation

expense was $
0.4

million and $
0.9

million for the three-month periods ended September 30, 2020 and
September 30, 2019, respectively.

Total stock-based compensation

expense was $
0.8

million and $
2.8

million for the nine-month
periods ended September 30, 2020

and September 30, 2019, respectively. Excess

tax deficits from stock-based payment arrangements
were $
0.6

million and

$
0.1

million for the nine-month periods ended September 30, 2020

and 2019, respectively.

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

Employee
stock options generally vest over three

to
four years
.
There were
no

stock options granted during the three-month and nine periods ended September 30, 2020 and September 30, 2019,
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

.
A summary of option activity for the nine-month period

ended September 30, 2020 follows:

Weighted

Average

Number of Exercise Price
Options Shares Per Share
Outstanding, December 31, 2019
135,159
$
26.79

Granted
—
—

Exercised
—
—

Forfeited
(3,929)
27.31

Expired
(16,648)
26.19
Outstanding, September 30, 2020
114,582
26.87

The Company recognized $
0.1

million of compensation expense related to options during the three and nine-month periods ended
September 30, 2020.

The Company recognized $
0.1

million and $
0.3

million of compensation expense related to options during the three and nine-month periods ended September 30,

2019.

There were
no

stock options exercised during the three or nine-month periods ended

September 30, 2020 and September 30, 2019.

The following table summarizes information about the stock

options outstanding and exercisable as of September 30, 2020:
Options Outstanding

Options Exercisable
Weighted Weighted Aggregate Weighted Weighted

Aggregate
Average Average Intrinsic Average Average

Intrinsic
Range of

Number
Remaining

Exercise Value
Number

Remaining

Exercise

Value
Exercise Prices

Outstanding

Life (Years ) Price (In thousands)
Exercisable

Life (Years ) Price (In thousands)
$
25.75

63,440
3.5
$
25.75
$
—
63,440
3.5
$
25.75
—
$
28.25

51,142
4.5
$
28.25
$
—
34,092
4.5
$
28.25
$
—
114,582
3.9
$
26.87
$
—
97,532
3.8
$
26.62
$
—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s

closing stock
price of $
7.05

as of September 30, 2020, which would have been received by the option holders had all option holders exercised their
options as of that date.

As of September 30, 2020, there was $
0.1

million of unrecognized compensation cost related to non-vested stock options not yet
recognized in the Consolidated Statements of Operations scheduled to be recognized over a weighted average period of
0.5

year.

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

The following table summarizes the activity of non-vested restricted stock for the nine-month period ended September 30, 2020:

Weighted
Average
Grant-Date
Non-vested restricted stock
Shares

Fair Value
Outstanding at December 31, 2019
143,935
$
21.88

Granted
45,830
8.64

Vested
(37,734)
23.04

Forfeited
(2,750)
25.84
Outstanding at September 30, 2020
149,281
17.45

During the three-month period ended September 30,

2020, the Company did
no
t grant any restricted stock awards. During the three-
month period ended September 30, 2019, the Company granted

restricted stock awards with grant-date fair values totaling $
0.4
million. During the nine-month periods ended September 30,

2020 and September 30, 2019,

the Company granted restricted stock
awards with grant-date fair values totaling $
0.4

million and $
0.4

million, respectively.

As vesting occurs, or is deemed likely to occur,

compensation expense is recognized over the requisite service period and additional
paid-in capital is increased. The Company recognized $
0.1

million and $
0.2

million of compensation expense related to restricted
stock for the three-month periods ended September 30, 2020

and September 30, 2019, respectively.

The Company recognized $
0.3
million and $
0.7

million of compensation expense related to restricted stock for the nine-month periods ended September 30, 2020 and
September 30, 2019,

respectively.

Of the $
0.3

million total compensation expense related to restricted stock for the nine-month period ended September 30, 2020,
no
expense was related to accelerated vesting based on achievement of certain performance criteria determined annually.

Of the $
0.7
million total compensation expense related to restricted stock for the nine-month period ended September 30, 2019

,

approximately
$
0.1

million related to accelerated vesting during the first quarter of 2019,

which was also based on the achievement of certain
performance criteria determined annually.

As of September 30, 2020, there was $
1.4

million of unrecognized compensation cost related to non-vested restricted stock
compensation scheduled to be recognized over a weighted average period of
4.8

years.

The fair value of shares that vested during the three-month periods ended September 30, 2020 and September 30, 2019 was $
0.1
million and $
0.2

million, respectively. The

fair value of shares that vested during the nine-month periods ended September 30, 2020
and September 30, 2019 was $
0.4

million and $
1.3

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

The following tables summarize restricted stock unit activity for the

nine-month period ended September 30, 2020:

Weighted
Average
Number of Grant-Date
Performance-based & market-based RSUs
RSUs

Fair Value
Outstanding at December 31, 2019
257,476
$
18.00
Granted
95,758
17.55
Forfeited
(5,081)
23.99
Converted
(65,810)
12.89
Cancelled due to non-achievement of market condition
(56,390)
18.19
Outstanding at September 30, 2020
225,953
19.12
Service-based RSUs
Outstanding at December 31, 2019
99,951
$
23.59
Granted
69,422
20.43
Forfeited
(24,016)
22.07
Converted
(39,879)
24.30
Outstanding at September 30, 2020
105,478
21.59

There were
no

RSUs with vesting conditions based solely on market conditions granted during the nine-month periods ended
September 30, 2020 and September 30, 2019,

respectively.

The weighted average grant-date fair value of RSUs with both performance and market-based vesting conditions granted during the
nine-month periods ended September 30, 2020 and September

30, 2019

was $
12.90

and $
12.91

per unit, respectively. The weighted
average grant date fair value of these performance and market-based

RSUs was estimated using a Monte Carlo simulation valuation
model with the following assumptions:
Nine Months Ended September 30,
2020 2019
Grant date stock price $
20.43
$
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

RSUs granted during the three-month periods ended September 30,

2020 and September 30, 2019, respectively.

During the nine-month periods ended September 30,

2020 and September 30, 2019,

the Company granted RSUs with grant-date fair
values totaling $
3.1

million and $
3.4

million, respectively.

The fair value of restricted stock units that converted to shares of common
stock during the nine-month periods ended September 30,

2020 and September 30, 2019 was $
1.1

million and $
0.8

million,
respectively.

The Company recognized $
0.3

million and $
0.6

million of compensation expense related to RSUs for the three-month periods ended
September 30, 2020 and September 30, 2019, respectively.

The Company recognized $
0.3

million and $
1.7

million of compensation
expense related to RSUs for the nine-month periods

September 30, 2020 and September 30, 2019,

respectively. During the nine-month
period ended September 30, 2020 the Company reversed $
0.7

million of previously recognized compensation expense related to RSUs
based on the adjustment of the most probable performance assumptions related to certain non-market performance awards.

As of
September 30, 2020, there was $
1.7

million of unrecognized compensation cost related to RSUs scheduled to be recognized over a
weighted average period of
1.4

years based on the most probable performance assumptions.

In the event maximum performance
targets are achieved, an additional $
8.1

million of compensation cost would be recognized over a weighted average period of
1.5
years.

As of September 30, 2020,
3,960

performance units are expected to convert to shares of common stock based on the most
probable performance assumptions. In the event maximum performance targets are achieved,
428,917

performance units would
convert to shares of common stock.

NOTE 15 – Subsequent Events

The Company declared a dividend of $
0.14

per share on October 29, 2020. The quarterly dividend, which is expected to result in a
dividend payment of approximately $
1.7

million, is scheduled to be paid on
November 19, 2020

to shareholders of record on the close
of business on
November 9, 2020
. It represents the Company’s thirty-seventh

consecutive quarterly cash dividend. The payment of
future dividends

will be subject to satisfaction of regulatory requirements applicable to bank holding companies and approval by the
Company’s Board of Directors.

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

E
XECUTIVE
S
UMMARY

Through the third quarter, the impacts of the

COVID-19 pandemic continued to be experienced by our business.

We recognized $

2.7
million Net income for the third quarter,

returning to profitability after Net losses of $11.8

million and $5.9 million in the first and
second quarters of 2020, respectively.

For the third quarter, our provision for credit

losses related to the changing economic
conditions was $1.9 million, whereas we had significant reserve building in the first and second quarters of 2020 related

to changing
economic conditions primarily resulting from the effects

of COVID-19 of $19.2 million and $15.5 million,

respectively.

Our third
quarter results also reflected the positive effects of

our cost reduction efforts, as we reduced Salary and benefits expense by $2.4
million and General and administrative expenses by $1.4

million as compared to the third quarter of 2019.

We continue to

assess all
other aspects of our expense base in order to stabilize our

operations and minimize the negative impacts of the ongoing pandemic.
As has been the case since the beginning of the COVID-19 crisis,

one primary operational priority has been working with existing customers to protect the value of our portfolio and limiting the erosion of shareholder capital. As such, we have been intentionally operating out of a more defensive position since the pandemic began. As anticipated, third quarter total sourced origination volume of
$68.5 million was well below our volume from last year due

to a variety of factors, which include:

(i) the

purposeful actions we took
in the second and third quarters to reduce our workforce and re-position the frontend of our business; (ii) the continuing soft demand for financing by the small business community due to challenges facing many industries resulting from the continued

economic fallout
of COVID-19 across much of the United States;

and (iii) lower approval rates stemming from our tighter underwriting criteria.

We
expect our origination volumes for the remainder of 2020

will be negatively impacted as the effects of the pandemic continue and this
period of uncertainty continues to impact the macroeconomic

environment.

Given the ongoing health crisis in the United States, any
return to pre-pandemic levels of activity remains uncertain.
As of September 30, 2020,

$129.9 million of net investment, or 14.3%, have been part of our payment deferral contract modification
program that was instituted in March to assist our customers who have experienced difficulty from the economic impacts

of COVID-
19.

In the third quarter, we completed new modifications or

extended modified terms for 725 contracts totaling $25.9

million net
investment, bringing our total modified portfolio to $129.8

million, or 14.3% of our net investment at the end of the third quarter.

As
of the end of the third quarter we have stopped taking new applications for modifications, although we may consider offering
extensions in select cases as part of our loss mitigation strategies.
As of September 30, 2020 84% of our modified contracts are

out of the deferral period, and the current deferral period will expire for
substantially all of the remaining modified contracts before

December 31, 2020. We

are closely monitoring the payment performance
of our customers as their post-deferral obligations become due.

Our allowance as a percent of receivables has increased for Equipment

Finance to 6.57% from 2.09% at December 31, 2019,

and
increased for Working

Capital to 13.06% from 3.14% at December 31,

2019.

Our total Allowance of $ 61.3 million as of September
30, 2020 incorporates all of our current judgments about the impact of the COVID-19 pandemic on our portfolio.

We remain very
confident in the strength of our balance sheet and capital position,

as well as our ability to withstand any future potential losses, should they occur. We

will continue to closely monitor and evaluate our capital position and potential liquidity requirements as economic
conditions continue to change.

See further information about this estimate in “—Portfolio and

Asset Quality” below.

Through the third quarter, our employees continue

to work remotely, and

we have not experienced any significant interruption to our
operations from that transition.

We continue to assess how

to best evolve our operations and how to best serve our customers in this
changing environment.

F
INANCE
R
ECEIVABLES

AND
A
SSET
Q
UALITY

The following table summarizes certain portfolio statistics for the periods presented:
September 30, June 30, December 31, September 30,

2020 2020 2019 2019
(Dollars in thousands)
Finance receivables:
End of period $ 908,053 $ 974,679 $ 1,007,706
(1)
$ 1,032,868
(1)
Average for the quarter
(1)
924,635 979,313 1,034,464 1,048,798
Origination Volume

- three months
(6)
67,117 65,419 218,161 181,028
Origination Volume

- nine months, through Sept. 30
284,117 — — 583,785
Assets Sold - three months 4,286 1,127 114,483 85,425
Assets Sold - nine months, through Sept. 30 28,342 — — 195,932
Leases and Loans Modified:
(3)
Payment deferral program
(2)
End of period $ 129,882 $ 133,817 — —
As a % of end of period receivables
(1)
14.3% 13.7% — —
Other Restructured leases and loans, end of period $ 1,035 $ 1,751 $ 2,668 $ 2,323
Allowance for credit losses :
(4)
End of period $ 61,325 $ 63,644 $ 21,695 $ 19,211
As a % of end of period receivables
(1)
6.75% 6.53% 2.15% 1.86%
Annualized net charge-offs

to average total finance receivables

(quarter)
(1)
4.54% 3.47% 3.00% 1.99%
Delinquencies, end of period:
(3)(5)
Equipment Finance and CVG:
Greater than 60 days past due, $ $ 12,551 $ 23,353 $ 8,112 $ 8,515
Greater than 60 days past due, % 1.43% 2.52% 0.86% 0.87%
Working Capital:

Greater than 30 days past due, $ $ 777 $ 1,130 $ 855 $ 740
Greater than 30 days past due, % 2.94% 2.68% 1.42% 1.34%
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

(6)
Amount of originations for the three months

ended September 30, 2020 and June 30,

2020 presented above exclude $0.2 million and $4.2

million,
respectively, of loans originated under the Paycheck Protection Program (PPP).

In the third quarter of 2020, the Company sold the PPP portfolio and will have no continuing involvement with those receivables.

For three and nine-months ended September 30, 2020,

we have recognized $ 7.2 and $ 51.2 of provision for credit

losses, respectively,
primarily driven by qualitative and forecast adjustments to

the allowance for credit losses as a result of the economic impact of the
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

Our reserve as of September 30, 2020,

and the qualitative and economic adjustments outlined below in our Provision discussion, were
calculated referencing our historical loss experience, including loss experience through the 2008 economic cycle, and our adjustments to that experience based on our judgements about the expected impact of the COVID-19 pandemic.

Those judgements include certain
expectations

for the extent and timing of impacts from COVID-19 on unemployment rates and business bankruptcies and are based on
our current expectations of the performance of our portfolio in the current environment.

We may recognize

credit losses in excess of
our reserve, or revise our estimate of expected credit losses in the future, and such amounts may be significant, based

on: (i) the actual
performance of our portfolio, including the performance of the modified portfolio;

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

The below table outlines certain data on the modified population based on the net investment balance and status as of September

30,
2020.

Equip.Fin Working
and CVG Capital Total
(Dollars in thousands)
Number of Modifications:
Modified leases and loans receivable
4,868 369 5,237
Resolved modifications
(2)
250 122 372
Total Program, number of contracts
5,118 491 5,609
Current Quarter Population Changes:
Q3 - New modification
$ 9,157 $ 286 $ 9,443
Q3 - Extended modification
13,959 2,458 16,417
Last Modified in Q1 or Q2
94,556 9,466 104,022
Total Modifications, Net investment

receivable
$ 117,672 $ 12,210 $ 129,882
% of total segment receivables
13.0% 46.1% 14.3%
Deferral Status:
Out of deferral
$ 99,627 $ 9,489 $ 109,116
In deferral period - partial payment during deferral
9,535 2,721 12,256
In deferral period - full deferral of payment
8,510 — 8,510
Total Modifications, Net investment

receivable
(3)
$ 117,672 $ 12,210 $ 129,882
Total

Interest income recognized on modified loans:
Third quarter of 2020
(1)
$ 2,588 $ 1,190 $ 3,778
Second and third quarters of 2020 4,883 2,823 7,706
_________________
(1)

We did not account for these modifications as TDR, as allowed by interagency guidance issued in April 2020.

As such these loans were
not put on non-accrual upon modification.

The amount presented for interest income reflects total income recognized for the three months, for any loan that was modified in the quarter.

(2)

Resolved population through September 30, 2020 includes:

for Equipment Finance, 230 loans paid in full and 20 charge-offs with $91
thousand realized loss, and for Working Capital, 101 loans paid in full and 21 charge-offs with

$483 thousand realized loss.
(3)

Out of the deferral period represents the month in which the contract returns to its regular contract schedule for the entire month.

For loans
in deferral period, the deferral may either be full, with zero payment owed during the deferral period, or partial, with reduced payments during deferral that are primarily 25%-50% of schedule, or the payment during deferral may be a nominal amount. In all cases, information is presented with respect to the contracts’ current deferral terms as of September 30, 2020.

As of September 30, 2020, $109.1 million, or 84%,

of our total modified contracts are out of the deferral period,

and the current
deferral period will expire for substantially all of the remaining modified contracts before December 31, 2020.

We are closely
monitoring the performance of the modified contracts as thei

r

deferral period expires.

As of September 30, 2020, the Company is not actively taking new applications for modifications under its COVID deferral

program.

However, the Company is continuing to assess a

population of receivables that have prolonged industry

-

specific risk resulting from
COVID.

As part of our loss mitigation strategies, we may process select deferrals beyond 6 months, which may be categorized as
TDRs.

The total receivables that are currently part of that risk assessment are approximately $13

million net investment, and the
Company evaluated the estimate of credit loss for the population separately when establishing its allowance at the end of the third quarter.

Portfolio Trends

During the three months ended September 30, 2020

,

we generated 3,410 new Equipment Finance leases and loans with equipment costs of $65.8 million, compared to 6,836 new Equipment Finance leases and loans with equipment costs of $154.8

million generated
for the three months ended September 30, 2019. Working

Capital loan originations were $1.3

million during the three-month period
ended September 30, 2020,

compared to $26.2 million for the three-month period ended September

30, 2019.

Overall, our average net investment in total finance receivables for the three-month period ended September 30, 2020

decreased
11.8% to $924.6 million, compared

to $1,048.8 million for the three-month period ended September 30,

2019.

Our origination
volumes in the three months ended September 30, 2020

were lower than our historical norms, primarily driven by

decreased demand
attributable to COVID-19 related business shutdowns and other macroeconomic factors, as well as our actions to reduce the workforce in the second and third quarters of this year.

We expect our

origination volumes for the fourth quarter of 2020 will continue to be
negatively impacted by these factors, and our portfolio of

receivables may continue to decline as long as our origination volumes are
less than portfolio runoff.

Given the ongoing health crisis in the United States, any returns to pre-pandemic levels of activity remains
uncertain.

The following table outlines the delinquency status of the Company’s portfolio as of September 30, 2020,

including information on
the population of restructured contracts, and contracts with restructure requests:

Net Investment (in thousands) Delinquency Rate by population
30 60 90+ Current Total 30 60 90+ Current Total
Equipment Finance
Out of deferral period
(1)
$1,402 $1,646 $1,672 $94,905 $99,625 1.41% 1.65% 1.68% 95.26% 100%
In deferral period
371 733 — 16,943 18,047 2.06% 4.06% — 93.88% 100%
Restructured Portfolio
1,773 2,379 1,672 111,848 117,672 1.51% 2.02% 1.42% 95.05% 100%
Non-Restructured
4,430 3,348 5,148 749,869 762,795 0.58% 0.44% 0.67% 98.31% 100%
Total

Equipment Finance
$6,203 $5,727 $6,820 $861,717 $880,467 0.70% 0.65% 0.77% 97.87% 100%

Net Investment (in thousands) Delinquency Rate by population
15 30 60+ Current Total 15 30 60+ Current Total
Working Capital

Out of deferral period
(1)
$185 $207 $276 $8,820 $9,488 1.95% 2.18% 2.91% 92.96% 100%
In deferral period
(1)
38 65 34 2,585 2,722 1.40% 2.39% 1.25% 94.96% 100%
Restructured Portfolio
223 272 310 11,405 12,210 1.83% 2.23% 2.54% 93.40% 100%
Non-Restructured
41 127 68 14,026 14,262 0.29% 0.89% 0.48% 98.34% 100%
Total

Working Capital
$264 $399 $378 $25,431 $26,472 1.00% 1.51% 1.43% 96.06% 100%
_________________
(1)

Out of modification period represents loans that have resumed their regular payment schedule for at least 1 month prior to September 30,
2020.

Contracts that are part of the payment deferral modification program will be reflected in our Delinquency and Non-Accrual measures based on their performance against their modified terms.

Equipment Finance receivables over 30 days delinquent were

213 basis points as of September 30, 2020, down 177 basis points from
June 30,

2020, but up 86 basis points from September 30, 2019.

Working Capital receivables

over 15 days delinquent were 393 basis
points as of September 30, 2020, down 45 basis points from

June 30,

2020,

but up 204 basis points from September 30, 2019.

Equipment Finance leases and loans are generally charged

-off when they are contractually past due for 120 days or

more.

Working
Capital loans are generally charged-off at 60

days past due. Annualized second quarter total net charge

-offs were 4.54%

of average
total finance receivables versus 3.47%

in the second quarter of 2020 and 1.99%

a year ago.

In accordance with interagency guidance as amended in April

2020, as affirmed by the FASB,

we are not accounting for our payment-
deferral modified loans as TDRs, and we are continuing to accrue interest on those loans.

For the three months ended September 30,
2020, we recognized total Interest income of $3.8 million on loans in our

COVID-19 loan modification program.

The following table summarizes non-accrual leases and loans

in the Company’s portfolio:
September 30, June 30,
December 31
September 30,
2020 2020 2019 2019
(Dollars in thousands)

Equipment finance
$ 6,345 $ 9,205 $ 4,256 $ 3,494

Working capital
1,144 1,189 946 284

CVG
886 637 389 199

Total non-accrual leases

and loans
$ 8,375 $ 11,031 $ 5,591 $ 3,977

Through September 30, 2020,

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

30 days

past due. The loan is removed from non-
accrual status once sufficient payments are made

to bring the loan current and evidence of a sustained performance period as reviewed
by management.

The Company has no loans 90 days or more past

due that were still accruing interest for any of the periods presented.

Portfolio Concentration.

The following table summarizes the concentrations of our portfolio of net investment in leases and loans as of September 30,

2020 by
state and industry:

Top 10 Industries, by Borrower

SIC Code
Top 10 States
Equipment Equipment
Finance Working Finance Working
and CVG Capital and CVG Capital
Medical 13.5% 8.6 % CA 14.1% 10.5%
Misc. Services 12.0 8.2 TX 11.6 11.3
Retail 10.2 13.6 FL 9.5 8.7
Construction 8.7 11.2 NY 6.9 5.8
Restaurants 7.1 7.8 NJ 4.6 7.1
Professional Services 6.6 6.3 PA 3.5 5.4
Manufacturing 5.9 9.9 GA 3.4 4.2
Transportation 5.4 3.2 IL 3.3 4.6
Trucking 4.3 2.3 NC 3.1 2.3
Automotive 3.3 6.1 MA 3.1 2.1
All Other 23.0 22.8 All Other 36.9 38.0
Total 100% 100 % Total 100% 100%

As a result of the COVID-19 pandemic, we have been continually assessing the risks to our portfolio, including consideration of high-
risk industries and geographic locations that are being more significantly impacted by the spread of COVID-19.

While we are attempting to mitigate the impact of the COVID

-19 pandemic on our portfolio, by tightening underwriting standards for
areas of elevated risk and by assisting borrowers that have been negative ly impacted, the extent of the impacts of COVID-19 on our
portfolio remains uncertain.

Allowance for credit losses.

The following table provides a rollforward of our Allowance

for credit loss:
Three Months Ended Nine Months Ended
September 30, September 30,

2020 2019 2020 2019
(Dollars in thousands)
Allowance for credit losses, December 31, 2019 $ 21,695
Adoption of ASU 2016-13 (CECL) 11,908
Allowance for credit losses, beginning of period $ 63,644 $ 16,777 33,603 $ 16,100
Provision for credit losses 7,204 7,662 51,160 17,781
Net Charge-offs:
Equipment Finance (9,526) (4,566) (22,486) (12,192)
Working Capital (532) (190) (2,442) (1,394)
CVG (430) (472) (1,900) (1,084)

Net Charge-offs
(10,488) (5,228) (26,828) (14,670)
Realized cashflows from Residual Income 965 — 3,390 —
Allowance for credit losses, end of period $ 61,325 $ 19,211 $ 61,325 $ 19,211

The allowance for credit losses as a percentage of total finance receivables increased to 6.75% as of September 30, 2020

,

from 2.15%
as of December 31, 2019.

This increase in reserve coverage is primarily driven by an $11.9 million increase from the January 1, 2020
adoption of CECL, and $36.6 million of Provision for credit

losses recognized as a result of qualitative and forecast adjustments in the
nine-months ended September 30, 2020 as a result of the estimated impact to the portfolio from the COVID-19 pandemic,

as discussed
further below.

Provision for credit

losses
.

The provision for credit losses recognized after the adoption of CECL is primarily driven by origination volumes, offset

by the
reversal of the allowance for any contracts sold, plus adjustments for changes in estimate each subsequent reporting period.

For
2020, given the wide changes in the macroeconomic environment driven by COVID-19, the changes in estimate is the most
significant driver of provision.

In contrast, the allowance estimate recognized in 2019 under the probable, incurred model was
based on the current estimate of probable net credit

losses inherent in the portfolio.
For the three months ended September 30, 2020 the $ 7.2

million provision for credit losses recognized was $ 0.5 million less than the $ 7.7 million provision recognized for the three months ended

September 30, 2019.

Provision for the three months ended
September 30, 2020 includes $2.0 million related to COVID from updates to both the economic forecast and qualitative
adjustments to incorporate timing adjustments, $4.2 million from originations,

and $1.0 million for other updates, primarily
driven by updating

the model loss curves.

For the nine-months ended September 30, 2020, the $ 51.2

million provision for credit losses recognized was $ 33.4

million
greater than the $ 17.8 million provision recognized for same period of 2019.

Provision for the nine-months ended September
30, 2020 includes $36.6 million related to COVID from updates to both the economic forecast and qualitative adjustments to
incorporate timing adjustments, $13.0 million from originations, and $1.

6

million for other updates, primarily driven by updating
the model loss curves.
For the Equipment Finance portfolio, our estimate of elevated

COVID-related losses is primarily driven by updates to a
reasonable and supportable forecast based on the modeled correlation of changes in the loss experience of the our portfolio to
certain economic statistics, specifically changes in the unemployment rate and changes in the number of business bankruptcies.

Starting in the first quarter, we are

using a 6-month period for applying the economic statistics due to the uncertainty in the
current economic environment.

For Equipment Finance, we recognized forecast and qualitative adjustments for the three and
nine-months ended September 30, 2020 of $2.1 million and

$26.5 million, respectively, related

to COVID based on applying the
economic forecast adjustment, and from incorporating timing

adjustments.
For the CVG and Working

Capital portfolio segments, our estimate of increased losses is based on qualitative adjustments, taking
into consideration alternative scenarios to determine the Company’s estimate of the probable impact of the economic shutdown.

For CVG, we recognized qualitative provision for the three and nine-months ended September 30, 2020 of $3.7

million and $7.0
million, respectively.

For the third quarter, qualitative adjustments

primarily are driven by sub-segmenting a population of

motor
coach receivables that have prolonged industry-specific risks.

For both periods of 2020, the reserve includes adjustments to incorporate economic risk. For Working

Capital, we recognized qualitative provision based on

our risk assessment of the
expected performance of this segment in the current economic environment.

For the three ended September 30, 2020 that
includes a credit, or provision reversal, of $3.9 million related to refining our risk assessment of this portfolio segment due to
positive performance in the third quarter.

That credit brings the Working

Capital qualitative provision for the nine-months ended
September 30, 2020 to $3.1 million.
The qualitative and economic adjustments to our allowance take into consideration information and our judgments as of
September 30, 2020,

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

due.

Total portfolio

net charge-offs for the three months ended September

30, 2020 were $10.5 million (4.54%)

of average total
finance receivables on an annualized basis), compared to

$8.5 million (3.47%)

for the quarter ended June 30, 2020, and $5.2
million (1.99%)

for the three months ended September 30, 2019.

Compared to the same quarter of the prior year,

the Company is
experiencing elevated net charge-offs, due

primarily to the economic impacts resulting from the COVID

-19 pandemic.
As of

September 30, 2020,

our portfolio delinquency rates have improved to 2.15% for 30+ past due, compared to 3.83% at June
30, 2020, but still elevated compared to 1.27% in the same quarter of 2019.

A large portion of our portfolio was part of the payment deferral modification program, as discussed above.

While 84%

of those
contracts are back to full scheduled payment levels by September 30,

2020, the performance of the modified portfolio remains
uncertain.

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
CECL on regulatory capital, followed by a three-year phase

-in, or a five-year total transition.

Our recorded allowance reflects our current estimate of the expected credit losses of all contracts currently in portfolio based on our current assessment of information regarding the risks of our current portfolio, default and collection trends, a reasonable and
supportable forecast of economic factors, qualitative adjustments based on our best estimate of expected losses for certain portfolio segments, among other internal and external factors.

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

R
ESULTS

OF
O
PERATIONS

Comparison of the Three-Month Periods Ended September

30, 2020 and September 30, 2019

Net income.

Net income of $2.7 million was reported for the three-month period ended September 30, 2020,

resulting in diluted EPS per share of
$0.23,

compared to net income of $7.4 million and diluted EPS of $0.60 for the three-month period ended September 30, 2019.

This
$4.7 million decrease in Net income was primarily driven by:
-

$6.4 million decrease in Interest and fee income, driven primarily by a decline in the size of our finance receivable portfolio
;

-

$6.4 million decrease in gains

on leases and loans sold due to a decrease in assets sold resulting from disruptions in the
capital markets during this current economic environment;

-

$1.9 million decrease in interest expense due to a decline in the deposit balance as well as continuing reduction of long-term
debt;

-

$2.4 million decrease in Salaries and benefits, driven primarily by lower

Commissions, Incentives and the Company’s
proactive cost reduction measures.

Average balances

and net interest margin.
The following table summarizes the Company’s

average balances, interest income,
interest expense and average yields and rates on major

categories of interest-earning assets and interest-bearing liabilities for the three-
month periods ended September 30, 2020 and September 30,

2019.

Three Months Ended September 30,
2020 2019
(Dollars in thousands)
Average Average
Average Yields/ Average Yields/
Balance
(1)
Interest Rates
(2)
Balance
(1)
Interest Rates
(2)
Interest-earning assets:
Interest-earning deposits with banks $ 165,257 $ 30 0.07% $ 135,262 $ 793 2.35%
Time Deposits 10,069 42 1.72 12,815 83 2.59
Restricted interest-earning deposits with banks 6,487 - 0.01 9,898 23 0.91
Securities available for sale 10,755 50 1.85 10,405 65 2.48
Net investment in leases
(3)
851,683 19,010 8.93 951,309 21,513 9.05
Loans receivable
(3)
72,952 3,266 17.91 97,490 5,231 21.46

Total

interest-earning assets
1,117,203 22,398 8.02 1,217,179 27,708 9.11
Non-interest-earning assets:
Cash and due from banks 5,515 5,592
Allowance for loan and lease losses (61,470) (17,567)
Intangible assets 6,982 7,841
Goodwill - 6,735
Operating lease right-of-use assets
8,070 8,834
Property and equipment, net 8,580 5,006
Property tax receivables 8,949 6,924
Other assets
(4)
28,390 31,754

Total

non-interest-earning assets
5,016 55,120

Total

assets
$ 1,122,219 $ 1,272,299
Interest-bearing liabilities:
Certificate of Deposits
(5)
$ 784,056 $ 4,149 2.12% 875,904 $ 5,398 2.47%
Money Market Deposits
(5)
51,563 38 0.30 21,664 126 2.33
Long-term borrowings
(5)
45,594 507 4.45 101,594 1,037 4.08

Total

interest-bearing liabilities
881,213 4,694 2.13 999,162 6,561 2.63
Non-interest-bearing liabilities:
Sales and property taxes payable 6,340 6,912
Operating lease liabilities 9,015 9,373
Accounts payable and accrued expenses 20,893 24,864
Net deferred income tax liability 21,865 27,711

Total

non-interest-bearing liabilities
58,113 68,860

Total

liabilities
939,326 1,068,022
Stockholders’ equity 182,893 204,277

Total

liabilities and stockholders’ equity
$ 1,122,219 $ 1,272,299
Net interest income $ 17,705 $ 21,147
Interest rate spread
(6)
5.89% 6.48%
Net interest margin
(7)
6.34% 6.95%
Ratio of average interest-earning assets to

average interest-bearing liabilities
126.78% 121.82%
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
rate.

Three Months Ended September 30, 2020 Compared To
Three Months Ended September 30, 2019
Increase (Decrease) Due To:

Volume
(1)
Rate
(1)
Total
(Dollars in thousands)
Interest income:
Interest-earning deposits with banks $ 144 $ (907) $ (763)
Time Deposits (15) (25) (40)
Restricted interest-earning deposits with banks (6) (17) (23)
Securities available for sale 2 (17) (15)
Net investment in leases (2,227) (276) (2,503)
Loans receivable (1,185) (780) (1,965)

Total

interest income
(2,165) (3,144) (5,309)
Interest expense:
Certificate of Deposits (532) (717) (1,249)
Money Market Deposits 81 (169) (88)
Long-term borrowings (615) 85 (530)

Total

interest expense
(718) (1,149) (1,867)
Net interest income (1,663) (1,779) (3,442)

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
The following table summarizes the Company’s

net interest and fee income as an annualized percentage
of average total finance receivables for the three-month periods ended September 30, 2020 and September 30, 2019.

Three Months Ended September 30,

2020 2019
(Dollars in thousands)
Interest income

$ 22,398 $ 27,708
Fee income

2,803 3,869

Interest and fee income

25,201 31,577
Interest expense

4,694 6,561

Net interest and fee income

$ 20,507 $ 25,016
Average total finance receivables
(1)
$ 924,635 $ 1,048,798
Annualized percent of average total finance

receivables:
Interest income

9.69% 10.57%
Fee income

1.21 1.48

Interest and fee income

10.90 12.05
Interest expense

2.03 2.50

Net interest and fee margin

8.87% 9.55%

__________________

(1)
Total finance receivables include net investment in leases and loans.

For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $4.5 million, or 18.0%,

to $20.5 million for the three months ended September 30,

2020 from
$25.0 million for the three months ended September 30,

2019. The annualized net interest and fee margin decreased

68 basis points to
8.87% in the three-month period ended September 30, 2020

from 9.55% for the corresponding period in 2019.

Interest income, net of amortized initial direct costs and fees,

was $22.4 million and $27.7 million for the three-month periods ended
September 30, 2020 and September 30, 2019,

respectively. Average

total finance receivables decreased $124.2 million, or

11.8%,

to
$924.6 million at September 30, 2020 from $1,048.8

million at September 30, 2019.

The decrease in average total finance receivables
was primarily due to lower origination volume along with the customary loan repayments and charge-offs.

The average yield on the
portfolio decreased 88 basis points to 9.69% from 10.57%

in the prior year quarter.

The weighted average implicit interest rate on
new finance receivables originated decreased 404 basis points to 9.34% for the three-month period ended September 30,

2020
compared to 13.38% for the three-month period ended September 30,

2019.

That decrease was primarily driven by a shift in the mix
of originations as higher-yield Working

Capital originations comprised 2% of our originations for the three months ended September
30, 2020, compared to 15% in 2019.

The reduction in Working

Capital volume is driven by our tightening of underwriting standards in the third quarter in response to the uncertain macroeconomic environment

.

Given the ongoing health crisis in the United States,
especially the COVID-19 flare-ups in the south and west, any returns to pre-pandemic levels of origination activity,

and our ability to
replenish or grow our portfolio, remains uncertain.

Fee income was $2.8 million and $3.9 million for the three-month periods ended September 30, 2020 and September 30, 2019,
respectively. Fee income included

approximately $1.0 million of net residual income for the three-month period ended September 30,
2019.

For 2020, after the adoption of CECL, all future cashflows from the

Company’s pools of loans are

included in the measurement
of the allowance, including future cashflows from net residual income.

Amounts of residual income are presented within the
rollforward of the Allowance, as discussed further in “—Finance

Receivables and Asset Quality”

Fee income also included approximately $1.7 million and $2.0 million in late fee income for the three-month periods ended

September
30, 2020 and September 30, 2019,

respectively. Late fees remained

the largest component of fee income at 0.68% as an annualized percentage of average total finance receivables for the three-month period ended September 30, 2020,

compared to 0.81% for the
three-month period ended September 30, 2019.

Interest expense decreased $1.9 million to $4.7 million for the three-month period ended September 30, 2020 from $6.6 million for the
corresponding period in 2019, primarily due to a decrease

of $1.2 million on lower deposit balances as well as a decrease of $0.5
million due to the continuing reduction of long-term debt.

Interest expense, as an annualized percentage of average total finance receivables, decreased 47 basis points to 2.03% for the three

-month period ended September 30, 2020,

from 2.50% for the
corresponding period in 2019.

The average balance of deposits was $835.6 million and $897.6 million for the three-month periods
ended September 30, 2020 and September 30, 2019,

respectively.

For the three-month period ended September 30, 2020

,

average term securitization borrowings outstanding were $45.6 million at a
weighted average coupon of 4.45%.

For the three-month period ended September 30, 2019, average term securitization borrowings
outstanding were $101.6 million at a weighted average coupon of 4.08%.

Our wholly-owned subsidiary,

MBB, serves as our primary funding source. MBB raises fixed

-rate and variable-rate FDIC-insured
deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September

30,
2020,

brokered certificates of deposit represented approximately 53% of total deposits, while approximately 41% of total deposits
were obtained from direct channels, and 6% were in the brokered

MMDA Product.

Gain on Sale of Leases and Loans.

Gain on sale of leases and loans was $ 0.1 million for the three

-month period ended September
30, 2020,

compared to $ 6.5 million for the three-month period ended

September 30, 2019.

Assets sold decreased to $4.3 million for
the three months ended September 30, 2020,

compared to $85.4 million for the three months ended September

30, 2019. In the third
quarter of 2020, we continue to see a lack of buyer demand in the syndication market and we retained substantially all of our
origination volume on our balance sheet.

Our sales for the three months ended September 30,

2020 consisted primarily of our PPP
Loan portfolio; we will not have continuing involvement in servicing those receivables.

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

Insurance premiums written and earned.
Insurance premiums written declined slightly to $ 2.1 million for the three

-month period
ended September 30, 2020,

compared to $ 2.2 million for the three-month period ended September

30, 2019.

Other income.

Other income was $ 2.0 million and $ 1.7 million for the three-month periods ended September 30, 2020 and
September 30, 2019,

respectively. The increase in other

income was primarily driven by increased insurance policy and other
miscellaneous fees.

Salaries and benefits expense.

The following table summarizes the Company's Salary and benefits expense:
Three Months Ended September 30,

2020 2019
(Dollars in thousands)
Salary, benefits and payroll

taxes
$ 6,825 $ 7,204
Incentive compensation 1,632 2,144
Commissions 58 1,549

Total
$ 8,515 $ 10,897

Salaries and benefits expense decreased $ 2.4 million, or

21.9%, to $ 8.5 million for the three-month period ended

September 30, 2020
from $ 10.9 million for the corresponding period in 2019

.

In June and July 2020, as part of our efforts to tighten our expense base in
response COVID-19, we took steps to permanently reduce our work force by approximately 80 employees, which reduced our
headcount to approximately 250 employees at the end of September,

down from approximately 350 employees as of September 30,
2019.

As such, our salary, benefits and

payroll tax expense was $ 0.4 million lower than the three months ended September 30, 2019,
primarily driven by reduced headcount, partially offset

by $0.8

million of additional severance recognized in the third quarter of 202

0.

Incentive compensation decreased $ 0.5 million, driven by lower recognized bonus and share-based compensation amounts driven by
the Company’s operating results.

The decrease in Commissions for the three months ended

September 30, 2020 reflects a lower
amount of commission earned driven by 63% lower origination

volumes, along with a reduction in Commission driven by an

update
to our commission program structure.

General and administrative expense.

The following table summarizes General and administrative expense:
Three Months Ended September 30,

2020 2019
(Dollars in thousands)
Occupancy and depreciation $ 1,483 $ 1,405
Professional fees 910 861
Information technology 972 909
Marketing 162 280
Acquisition-related contingent payment fair value adjustment (1,435) —
Other G&A 2,625 2,637

Total
$ 4,717 $ 6,092

General and administrative expense decreased $ 1.4 million,

or 22.6%, to $ 4.7 million for the three months ended September 30,

2020
from $ 6.1 million for the corresponding period in 2019

.

The primary driver of the change was a $1.4 million reduction to the fair
value of the contingent consideration earn out liability related to our 2018 acquisition of the FFR business, driven by a forecasted decrease in projected volumes, which decreases the liability for estimated payments.

In addition, the Company recognized $0.2
million in Occupancy expense in the three months ended September

30, 2020 in connection with a planned facility exit.

General and administrative expense as an annualized percentage of average total finance receivables was 2.04% for the three-month
period ended September 30, 2020,

compared to 2.32% for the three-month period ended September 30,

2019.

balance.

Intangible impairment.

In the third quarter of 2020, driven by an update to forecasted volumes of its

FFR business, combined with
reductions in headcount in its salesforce, we determined we had a triggering event that required us to compare the book value of

FFR
vendor and lender intangibles against their current fair value.

As a result of that analysis, we fully impaired the lender intangibles, recognizing $1.0 million of expense.

The vendor intangibles were not impaired.

Provision for income taxes.
Income tax expense of $0.5 million was recorded for the three-month period ended September 30, 2020,
compared to expense of $3.3 million for the three-month period ended September 30, 2019. Our effective tax rate was 16.1

%

for the
three-month period ended September 30, 2020,

driven by partial recognition of prior quarter’s interim reporting limitation on the
amount of tax benefits that can be recognized under Accounting Standards

Codification (“ASC”) 740,
Income Taxes
.

Comparison of the Nine-Month Periods Ended September

30, 2020 and September 30, 2019

Net income/loss.
Net loss of $15.0 million was reported for the nine-month period ended September 30, 2020, resulting in diluted loss per share of
$1.27,

compared to net income of $18.7 million and diluted EPS of $1.51 for the nine-month period ended September 30, 2019.

This
$33.7 million decrease in Net income was primarily driven by:
-

($33.4 million) increase in Provision for credit losses, primarily driven by updates to the Company’s

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

-

$11.0 million decrease in gains on leases and

loans sold due to a decrease in assets sold resulting from the negative impact of
the COVID-19 pandemic on capital markets activity;

-

3.2 million benefit recognized in Income tax (benefit) from the remeasurement of the federal net operating losses driven by
provisions of the CARES Act;

-

$9.1 million decrease in Salaries and benefits, driven primarily by lower

Commissions, Incentives and the Company’s
proactive cost reduction measures.

Average balances

and net interest margin.
The following table summarizes the Company’s

average balances, interest income,
interest expense and average yields and rates on major

categories of interest-earning assets and interest-bearing liabilities for the nine-
month periods ended September 30, 2020 and September 30,

2019.

Nine Months Ended September 30,
2020 2019
(Dollars in thousands)
Average Average
Average Yields/ Average Yields/
Balance
(1)
Interest Rates
(2)
Balance
(1)
Interest Rates
(2)
Interest-earning assets:
Interest-earning deposits with banks $ 161,528 $ 388 0.32% $ 129,144 $ 2,318 2.39%
Time Deposits 11,942 167 1.87 11,665 216 2.47
Restricted interest-earning deposits with banks 7,189 9 0.17 13,396 81 0.81
Securities available for sale 10,671 159 1.99 10,600 207 2.60
Net investment in leases
(3)
880,571 58,515 8.86 937,494 64,004 9.10
Loans receivable
(3)
90,353 13,873 20.47 89,174 13,847 20.70

Total

interest-earning assets
1,162,254 73,111 8.39 1,191,473 80,673 9.02
Non-interest-earning assets:
Cash and due from banks 5,547 5,503
Allowance for loan and lease losses (47,253) (17,031)
Intangible assets 7,189 7,921
Goodwill 2,221 6,937
Operating lease right-of-use assets 8,459 6,557
Property and equipment, net 8,387 4,428
Property tax receivables 9,270 7,339
Other assets
(4)
31,276 33,137

Total

non-interest-earning assets
25,096 54,791

Total

assets
$ 1,187,350 $ 1,246,264
Interest-bearing liabilities:
Certificate of Deposits
(5)
$ 829,792 $ 13,747 2.21% $ 834,727 $ 14,887 2.38%
Money Market Deposits
(5)
42,883 196 0.61 22,842 425 2.48
Long-term borrowings
(5)
57,434 1,859 4.32 120,834 3,619 3.99

Total

interest-bearing liabilities
930,109 15,802 2.27 978,402 18,931 2.58
Non-interest-bearing liabilities:
Sales and property taxes payable 6,435 6,835
Operating lease liabilities 9,354 8,119
Accounts payable and accrued expenses 22,079 26,452
Net deferred income tax liability 25,959 25,088

Total

non-interest-bearing liabilities
63,827 66,494

Total

liabilities
993,936 1,044,897
Stockholders’ equity 193,414 201,367

Total

liabilities and stockholders’ equity
$ 1,187,350 $ 1,246,264
Net interest income $ 57,309 $ 61,742
Interest rate spread
(6)
6.12% 6.44%
Net interest margin
(7)
6.57% 6.91%
Ratio of average interest-earning assets to

average interest-bearing liabilities
124.96% 121.78%

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

Nine Months Ended September 30, 2020 Compared To
Nine Months Ended September 30, 2019
Increase (Decrease) Due To:

Volume
(1)
Rate
(1)
Total
(Dollars in thousands)
Interest income:
Interest-earning deposits with banks $ 468 $ (2,398) $ (1,930)
Time Deposits 5 (54) (49)
Restricted interest-earning deposits with banks (27) (45) (72)
Securities available for sale 1 (49) (48)
Net investment in leases (3,814) (1,675) (5,489)
Loans receivable 182 (156) 26

Total

interest income
(1,942) (5,620) (7,562)
Interest expense:
Certificate of Deposits (88) (1,052) (1,140)
Money Market Deposits 222 (451) (229)
Long-term borrowings (2,032) 272 (1,760)

Total

interest expense
(902) (2,227) (3,129)
Net interest income (1,489) (2,944) (4,433)

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
The following table summarizes the Company’s

net interest and fee income as an annualized percentage
of average total finance receivables for the nine-month periods ended September 30, 2020 and 2019.

Nine Months Ended September 30,

2020 2019
(Dollars in thousands)
Interest income

$ 73,111 $ 80,673
Fee income

8,019 11,418

Interest and fee income

81,130 92,091
Interest expense

15,802 18,931

Net interest and fee income

$ 65,328 $ 73,160
Average total finance receivables
(1)
$ 970,924 $ 1,026,668
Percent of average total finance receivables:
Interest income

10.04% 10.48%
Fee income

1.10 1.48

Interest and fee income

11.14 11.96
Interest expense

2.17 2.46

Net interest and fee margin

8.97% 9.50%

__________________

(1)
Total finance receivables include net investment in leases and loans.

For the calculations above, the effects of (i) the allowance for credit losses and (ii)
initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $7.9 million, or 10.8%,

to $65.3 million for the nine-month period ended September

30, 2020
from $73.2 million for the nine-month period ended September

30, 2019. The annualized net interest and fee margin decreased

53
basis points to 8.97% in the nine-month period ended September 30,

2020 from 9.50% for the corresponding period in 2019

.

Interest income, net of amortized initial direct costs and fees,

decreased $7.6 million, or 9.4%, to $73.1 million for the nine

-month
period ended September 30, 2020 from $80.7 million for the nine-month period ended September 30, 2019.

The decrease in interest
income was principally due to a

decrease in average yield of 44 basis points and by a 5.4% decrease in average total finance
receivables, which decreased $55.8 million to $970.9

million for the nine-months ended September 30, 2020 from $1,026.7 million for
the nine-months ended September 30, 2019.

The decrease in average total finance receivables was primarily due to lower origination
volume along with the customary loan repayments and charge

-offs.

The weighted average implicit interest rate on new finance
receivables originated decreased 206 basis points to 10.96%

for the nine-month period ended September 30, 2020

,

compared to
13.02% for the nine-month period ended September 30,

2019. That decrease was primarily driven by a shift in the mix of originations as higher-yield Working

Capital originations comprised 9% of our originations for

the nine months ended September 30, 2020,
compared to 13% in 2019.

As our origination volumes have been negatively impacted by the COVID

-19 pandemic, our portfolio of
finance receivables and related incomes may continue to decline.

Any returns to normal levels of origination activity,

and our ability
to replenish or grow our portfolio, remains uncertain.

Fee income was $8.0 million and $11.4

for the nine-month periods ended September 30, 2020 and September 30,

2019,

respectively.
Fee income included approximately $2.9 million of residual

income for the nine-month period ended September 30,

2019. For 2020,
after the adoption of CECL, all future cashflows from the Company’s pools of loans are included in the measurement of the
allowance, including future cashflows from net residual income.

Amounts of residual income are presented within the rollforward of the Allowance, as discussed further in “—Finance Receivables and Asset Quality”.

Fee income also included approximately $5.6 million in late fee income for the nine-month period ended September 30, 2020

,

which
decreased 11.1% from $6.3 million for the nine

-month period ended September 30, 2019.

Late fees remained the largest component of
fee income at 0.74% as an annualized percentage of average total finance receivables for the nine-month period ended September

30,
2020,

compared to 0.85% for the nine-month period ended September 30,

2019.

Interest expense decreased $3.1 million to $15.8 million for the nine

-month period ended September 30, 2020 from $18.9 for the
corresponding period in 2019.

The decrease of $3.1 million was primarily due to a $1.5

million decrease in term securitization interest,
and

a $1.1 million decrease in interest on lower deposit balances. Interest expense, as an annualized percentage of average total
finance receivables, decreased 29 basis points to 2.17%

for the nine-month period ended September 30, 2020, from 2.46% for the corresponding period in 2019.

The average balance of deposits was $872.7 million and $857.6 million for the nine-month periods
ended September 30, 2020 and September 30, 2019,

respectively.

For the nine-month period ended September 30, 2020,

average term securitization borrowings outstanding were $57.4 million at a weighted average coupon of 4.32%.

For the nine-month period ended September 30, 2019,

average term securitization borrowings
outstanding were $120.8 million at a weighted average coupon of 3.99%

Our wholly-owned subsidiary,

MBB, serves as our primary funding source. MBB raises fixed

-rate and variable-rate FDIC-insured
deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At September

30,
2020,

brokered certificates of deposit represented approximately 53% of total deposits, while approximately 41% of total deposits
were obtained from direct channels, and 6% were in the brokered

MMDA Product.

Gain on Sale of Leases and Loans.

Gain on sale of leases and loans was $ 2.4 million for the nine

-month period ended September
30, 2020,

compared to $ 13.4 million for the nine-month period ended

September 30, 2019, due to a decline in assets sold to $28.3 million for the nine-month period ended September 30,

2020 from $195.9

million for the same period of 2019.

Our sales in 2020
primarily occurred in the first quarter; for the second and third quarters, we have experienced a lack of buyer demand in the
syndication market and we retained substantially all of our origination volume on our balance sheet.

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

Insurance premiums written and earned.
Insurance premiums written and earned remained relatively consistent, at $

6.6 million for
the nine-month period ended September 30, 2020,

from $ 6.5 million for the same period of 2019.

Other income.

Other income was $ 11.2 million and $ 10.6

million for the nine-month periods ended September 30,

2020 and
September 30, 2019,

respectively. The increase in other

income was driven by $0.6

million increase in insurance policy fees.

Salaries and benefits expense.

The following table summarizes the Company's Salary and benefits expense:
Nine Months Ended September 30,

2020 2019
(Dollars in thousands)
Salary, benefits and payroll

taxes
$ 21,248 $ 22,196
Incentive compensation 3,343 7,365
Commissions 1,111 5,256

Total
$ 25,702 $ 34,817

Salaries and benefits expense decreased $ 9.1 million, or

26.2%, to $ 25.7 million for the nine-month period ended

September 30,
2020 from $ 34.8 million for the corresponding period in 2019

.

In mid-April 2020, we began efforts to tighten our expense

base in
response COVID-19, putting approximately 120 employees on furlough.

In June and July 2020, we took steps to permanently reduce
our work force by approximately 80 employees, which reduced

our headcount to approximately 250 employees at the end of
September, down from approximately 350

employees as of September 30, 2019.

Our salary, benefits and payroll tax

expense was $

1.0 million lower for the nine-months ended September 30,

2020 than for the same period

of 2019,

primarily driven by reduced
headcount from the furlough and headcount reductions,

partially offset by $1.3

million higher severance recognized in 2020 as
compared to 2019.

Incentive compensation decreased $ 4.1 million, driven by lower recognized bonus and share-based compensation amounts driven by
the Company’s operating results,

including reversing $0.7 million of expense associated with performance

-based RSU awards that are
now assessed as not probable of achievement.

Commissions decreased $ 4.2 million primarily driven by a 51

%

decrease in
origination volume.

General and administrative expense.

The following table summarizes General and administrative expense:
Nine Months Ended September 30,

2020 2019
(Dollars in thousands)
Property taxes $ 6,178 $ 6,273
Occupancy and depreciation 4,218 3,860
Professional fees 2,994 3,092
Information technology 2,953 2,869
Marketing 870 1,375
FDIC Insurance 1,089 380
Acquisition-related contingent payment fair value adjustment (1,435) —
Other G&A 7,302 7,665

Total
$ 24,169 $ 25,514

General and administrative expense of $ 24.2 million for the nine-months ended September 30, 2020 was a decrease of $

1.3 million
from the same period in 2019. In 2020, the Company recognized a $1.4 million reduction to the fair value of the contingent consideration earn out liability related to our 2018 acquisition of the FFR business, driven by a forecasted decrease in projected volumes, which decreases the liability for estimated payments.

In addition, the Company recognized $0.4 million in Occupancy expense in the nine-months ended September 30, 2020

in connection the planned exits of two facilities.

FDIC Insurance was $0.7
million lower for the nine-months ended September 30,

2019 due to a one-time adjustment to true-up that balance.

Goodwill impairment.

In the first quarter of 2020, driven by negative current events related to the COVID-19 economic shutdown,
our market capitalization falling below book value and other related impacts, we analyzed goodwill for impairment.

We concluded
that the implied fair value of goodwill was less than it’s

carrying amount, and recognized impairment equal to the entire $6.7 million
balance in the nine-months ended September 30, 2020

.

Intangible impairment.

In the third quarter of 2020, driven by an update to forecasted volumes of its

FFR business, combined with
reductions in headcount in its salesforce, we determined we had a triggering event that required us to check the book value of FFR vendor and lender intangibles against their current fair value.

As a result of that analysis, we fully impaired the lender intangibles, recognizing $1.0 million of expense.

The vendor intangibles were not impaired.

Provision for income taxes.
Income tax benefit of 8.3 million was recorded for the nine-month period ended September 30, 2020,
compared to expense of $6.9 million for the nine-month period ended September 30, 2019.

Our effective tax rate from measuring our benefit for

the nine months ended September 30, 2020 was 35.6%,

driven by a $3.2 million
discrete benefit from certain provisions in the CARES Act that allowed for remeasuring our federal net operating losses.

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

As a result of the uncertainties surrounding the actual and potential impacts of COVID-19 on our business and financial condition, in
the first quarter of 2020 we raised additional liquidity through the issua nce of FDIC-insured deposits and we increased our borrowing
capacity at the Federal Reserve Discount Window.

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

Reserve
Bank of San Francisco and the Utah Department of Financial

Institutions.

We declared

a dividend of $0.14 per share on July 30, 2020.

The quarterly dividend was paid on August 20, 2020 to

shareholders of
record on the close of business on August 10, 2020

,

which resulted in a dividend payment of approximately $1.7 million.

It
represented the Company’s thirty

-sixth consecutive quarterly cash dividend.

At September 30, 2020,

we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a
correspondent bank in addition to available cash and cash equivalents of $195.1 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through

MBB.

Our debt to equity ratio was 4.74 to 1 at September 30, 2020 and 4.26 to 1 at December 31, 2019.

Net cash provided by investing activities was $87.6 million for the nine-month period ended September 30, 2020,

compared to net
cash used in investing activities of $58.8 million for the nine

-month period ended September 30, 2019.

The increase in cash from
investing activities is primarily due to a decrease of $296.6 million for purchases of equipment for lease contracts partially offset by a
reduction of $135.9 million in proceeds from sales of leases originated for investment.

The decrease in purchases of equipment was
driven by lower origination volumes for the nine months ended

September 30, 2020 compared to the corresponding period of 2019, and the reduction in proceeds from sales was driven by lower volumes of sales.

Net cash used financing activities was $61.7 million for the nine-month period ended September 30, 2020,

compared to net cash
provided by financing activities of $43.1 million for the nine

-month period ended September 30, 2019.

The decrease in cash flows
from financing activities is primarily due to a decrease of $128.9 million in deposits partially offset by a decrease of $22.3

million of
term securitization repayments.

Financing activities also include transactions related to the

Company’s payment of dividends.

Net cash provided by operating activities was $45.0 million for the nine-month period ended September 30, 2020,

compared to net
cash provided by operating activities of $44.5 million for

the nine-month period ended September 30, 2019.

Adjustments to reconcile
net income or loss to net cash provided by operating activities including goodwill impairment, provision for credit

losses, changes in
deferred income tax liability and leases originated for sale and proceeds thereof are discussed in detail in the notes to the Consolidated
Financial Statements.

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

cash and cash equivalents
available as of September 30, 2020 totaled $195.1 million, compared to $123.1 million at December 31, 2019.

Time Deposits with Banks.

Time deposits with banks are primarily composed

of FDIC-insured certificates of deposits that have
original maturity dates of greater than 90 days. Generally,

the certificates of deposits have the ability to redeem early,

however, early
redemption penalties may be incurred. Total

time deposits as of September 30, 2020 and December 31, 2019 totaled $8.5 million and
$12.9 million, respectively.

Restricted Interest-Earning Deposits with Banks
. As of September 30, 2020 and December 31,

2019,

we had $5.8 million and $6.9
million, respectively,

of cash that was classified as restricted interest-earning deposits with banks. Restricted interest-earning deposits
with banks consist primarily of various trust accounts related to our secured debt facilities. Therefore, these balances generally decline
as the term securitization borrowings are repaid.

Borrowings.
Our primary borrowing relationship requires the pledging of

eligible lease and loan receivables to secure amounts
advanced. Our secured borrowings amounted to $40.0

million at September 30, 2020 and $76.6 million at December 31,

2019.

Information pertaining to our borrowing facilities is as follows:

For the Nine Months Ended September 30, 2020 As of September 30, 2020
Maximum
Maximum Month End Average Weighted Weighted
Facility Amount Amount Average Amount Average Unused
Amount

Outstanding

Outstanding

Rate
(3)
Outstanding

Rate
(2)
Capacity
(1)
(Dollars in thousands)
Federal funds purchased $ 25,000 $ — $ — — % $ — — % $ 25,000
Term note securitizations
(4)
— 71,721 69,751 4.24% 40,031 3.77% —
Revolving line of credit
(5)
— — — — % — — % —
$ 25,000 $ 71,721 $ 69,751 4.24% $ 40,031 3.77% $ 25,000
__________________
(1) Does not include MBB’s

access to the Federal Reserve Discount Window, which is based on the amount of assets MBB chooses to pledge.
Based on assets pledged at September 30, 2020, MBB had $49.3 million in unused, secured borrowing capacity at the Federal Reserve Discount
Window. Additional

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

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the

Federal Reserve Discount Window based on the

amount of assets MBB
chooses to pledge. MBB had $49.3 million in unused, secured

borrowing capacity at the Federal Reserve Discount Window

,

based on
$55.0 million of net investment in leases pledged at September

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

Consolidated
Balance Sheets.

At September 30, 2020 and December 31, 2019

outstanding term securitizations amounted to $ 39.8 million and $
76.1 million, respectively and the Company was in compliance with terms of the term note securitization agreement. See Note

10 –
Debt and Financing Arrangements in the accompanying Consolidated

Financial Statements for detailed information regarding of our term note securitization

Bank Capital and Regulatory Oversight

We are

subject to regulation under the Bank Holding Company Act and we and all of our subsidiaries may be subject to examination
by the Federal Reserve Board and the Federal Reserve Bank even if not otherwise regulated by the Federal Reserve Board.

We and
MBB are also subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including minimum
capital standards, reserve requirements, terms on which a bank may engage in transactions with its affiliates, restrictions as

to dividend
payments and numerous other aspects of operations.

These regulations generally have been adopted to protect

depositors and
creditors rather than shareholders.

At September 30, 2020,

Marlin Business Service Corp and MBB’s

Tier 1 leverage ratio, common equity Tier

1 risk-based ratio, Tier 1
risk-based capital ratio and total risk-based capital ratios exceeded the requirements for well-capitalized status.
See “Management’s

Discussion and Analysis

of Financial Condition

and Results of Operations

—Executive Summary”

for discussion
of updates to our capital requirements driven by the termination of the CMLA Agreement and driven by our election to utilize the five-
year transition related to

the adoption of the

CECL accounting standard.

In addition, see Note

13—Stockholders’ Equity in the

Notes
to Consolidated Financial Statements for additional information regarding these ratios and our levels at September 30,

2020.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II.

Other Information, Item 2, Unregistered Sales of Equity Securities and Use
of Proceeds” herein.

Items Subsequent to September 30, 2020

The Company declared a dividend of 0.14 per share on October

29, 2020. The quarterly dividend, which is expected to result in a dividend payment of approximately 1.7 million, is scheduled

to be paid on November 19, 2020 to shareholders of record on the close of business on November 9, 2020.

It represents the Company’s thirty

-seventh consecutive quarterly cash dividend. The

payment of
future dividends will be subject to satisfaction of regulatory requirements applicable to bank holding companies and approval by the
Company’s Board of Directors.

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

selected unemployment rate
and changes in the number of business bankruptcies as our economic variables

,

based on an analysis of the correlation of changes in
those variables to our loss experience over time.

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

Our estimates of expected net credit losses are inherently uncertain,

and as a result we cannot predict with certainty the amount of such losses. We

may recognize credit losses in excess of our reserve, or a significant increa se to our credit loss estimate, in the future,
driven by the update of assumptions and information underlying our estimate and/or driven by the actual amount of realized

losses.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s

internal control over financial reporting identified

in connection with management’s
evaluation that occurred during the Company's third fiscal quarter of 2020 that have materially affected, or

are reasonably likely to
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
Our estimate of expected future credit losses recognized within our allowance as of September 30, 2020 is based

on certain
assumptions, forecasts and estimates about the impact of current economic conditions on our portfolio of receivables based
on information known as of September 30,

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

As of September 30,

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

working capital.

The Company did not repurchase any of its common stock during the three months ended September 30, 2020.

As of September 30,
2020,

the Company had $4.7 million remaining in the 2019 Repurchase Plan.

Pursuant to the 2014 Equity Compensation Plan, participants

may have shares withheld to cover income taxes. There were 18,446 shares repurchased to cover income tax withholding in connection with the shares granted under the 2014 Equity Compensation Plan during the three-month period ended September 30, 2020

,

at an average cost of $8.06 per share.

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

(Furnished herewith)

101 Financial

statements from

the Quarterly

Report on

Form 10-Q of

Marlin Business

Services Corp.

for the period

ended
September 30,

2020,

formatted in

XBRL: (i)

the Consolidated

Balance Sheets,

(ii) the Consolidated

Statements of
Operations, (iii)

the Consolidated

Statements of

Comprehensive Income,

(iv) the

Consolidated Statements

of
Stockholders’ Equity,

(v) the Consolidated

Statements of

Cash Flows

and (vi)

the Notes

to Unaudi

ted Consolidated
Financial Statements. (Submitted electronically with this report)

__________________

(1)

Previo
usly filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 5, 2008, and incorporated by reference herein.
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

October 30, 2020