Form 10-K
period 2020-12-31
MARLIN BUSINESS SERVICES CORP
filed 2021-03-05
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form
10-K
(Mark One)
☑

ANNUAL REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2020
or
☐

TRANSITION REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

Commission file number
000-50448

Marlin Business Services Corp.

(Exact name of Registrant as specified in its charter)

Pennsylvania
38-3686388
(State of incorporation) (I.R.S. Employer Identification No.)

300 Fellowship Road
,
Mount Laurel
,
NJ
08054

(Address of principal executive offices)

Registrant’s telephone number,

including area code:

(
888
)
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

of the Exchange Act
.

Large accelerated filer
☐

Accelerated filer
☑

Non-accelerated filer
☐

Smaller reporting company
☐

Emerging growth company
☐

If an emerging

growth company,

indicate by check

mark if the registrant

has elected not

to use the

extended transition period

for complying with
any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report .
☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes
☐

No
☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing price of such shares on the
NASDAQ Global Select Market was approximately $
69,053,755

as of June 30, 2020. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of February 26, 2021 was
11,987,682

shares.

DOCUMENTS INCORPORATED

BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2021 Annual Meeting of Shareholders, to be filed with the Securities and
Exchange Commission within 120 days of the close of Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
FORM 10-K
INDEX

  Page   No.
PART I

Item

1

Business

................................................................

................................................................

................................................... 3
Item

1A

Risk

Factors

................................................................

................................................................

........................................... 15
Item

1B

Unresolved

Staff

Comme
nts

................................................................

................................................................

.................. 25
Item

2

Properties

................................................................

................................................................

............................................... 26
Item

3

Legal

Proceedings

................................................................

................................................................

.................................. 26
Item

4

Mine

Safety

Disclosures

................................................................

................................................................

........................ 26

PART II

Item

5

Market

for

Registrant’s

Common

Equity,

Related

Stockholder

Matters

and

Issuer Purchases of Equity Securities
................................................................

................................................................

..... 27
Item

6

Selected

Financial

Data

................................................................

................................................................

.......................... 29
Item

7

Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations

................................................. 32
Item

7A

Quantitative

and

Qualitative

Disclosures

About

Market

Risk

................................................................

............................... 62
It
em

8

Financial

Statements

and

Supplementary

Data

................................................................

...................................................... 62
Item

9

Changes

in

and

Disagreements

with

Accountants

on

Accounting

and

Financial

Disclosure

............................................... 126
Item

9A

Controls

and

Procedures

................................................................

................................................................

...................... 126
Item

9B

Other

Info
rmation

................................................................

................................................................

................................ 126

PART III

Item

10

Directors,

Executive

Officers

and

Corporate

Governance

................................................................

................................... 127
Item

11

Executive

Compensation
...

................................................................

................................................................

................... 127

Item

12

Security

Ownership

of

Certain

Beneficial

Owners

and

Management

and

Related

Stockholder

Matters

............................. 127
Item

13

Certain

Relationships

and

Related

Transactions,

and

Director

Independence.

................................................................

.... 127
Item

14

Principal

Accountant

Fees

and

Services

................................................................

.............................................................. 127

PART IV

Item

15

Exhibits

and

Financial

Statement

Schedules
.

................................................................

....................................................... 128

PART

I

As used herein, the terms “Company,”

“Marlin,” “Registrant,” “we,” “us” or “our” refer to Marlin Business Services Corp.

and its
subsidiaries.
Item 1.

Business

Overview

We are a nationwide

provider of credit products and services to small businesses and were incorporated in the Commonwealth of
Pennsylvania in 2003. In 2008, we opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of Utah and a
member of the Federal Reserve System, which serves as the Company’s primary funding source through its issuance of Federal
Deposit Insurance Corporation (“FDIC”)-insured deposits.

In 2009, Marlin Business Services Corp. became a bank holding company subject to the Bank Holding Company Act and in 2010, the Federal Reserve

Bank of Philadelphia confirmed the effectiveness of
Marlin Business Services Corp.’s

election to become a financial holding company (while remaining a bank holding company)
pursuant to Sections 4(k) and (l) of the Bank Holding Company Act and

Section 225.82 of the Federal Reserve Board's Regulation Y.

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

Our average original transaction size was approximately $18,000 at December

31, 2020 and our average net
investment on Equipment Finance contracts as of December 31, 2020 was approximately

$11,000.

We acquire our small business
customers primarily by offering equipment financing

through independent commercial equipment dealers and various national account programs, through direct solicitation of our small business customers and through relationships with select lease and loan brokers.
Through these origination partners, we are able to cost-effectively access small business customers while also helping our origination partners obtain financing for their customers. As of December 31, 2020,

we serviced approximately 80,000 finance contracts having a
total original value of $1.5 billion for approximately 68,000 small business customers.

The small balance commercial financing market is highly fragmented.

We estimate that there are

more than 100,000 independent
commercial equipment dealers and other intermediaries who sell the types of equipment we finance or require the types of financing
we provide. We

believe this segment of equipment dealers is underserved because: (1) large commercial finance companies and large
commercial banks typically concentrate their efforts

on marketing their products and services directly to larger equipment manufacturers and larger distributors, rather than

to independent equipment dealers; and (2) many smaller commercial finance companies and regional banking institutions have not developed the systems and infrastructure required to adequately service large volumes of low-balance transactions. We

focus on establishing our relationships with independent equipment dealers who value
convenient point-of-sale financing programs because we can make their sale process more effective. By providing them with the ability to offer our financing and related services to

their customers as an integrated part of their selling process, our origination partners are able to increase their sales and provide better service to their customers. By doing this, we are also able to gather small
business customers to which we can sell additional credit products and services through our fully integrated origination platform,
which allows us to efficiently solicit, process and service

a large number of low-balance financing transactions.

We generate

revenue through net interest margin on our owned portfolio

of leases and loans, from originating new contracts to
generate fee income and to replenish our owned portfolio, and we may sell populations of finance receivables to third parties in the capital markets as a source of liquidity and to manage the size and composition of our balance sheet and capital levels.

We manage
risk to our portfolio through performing a comprehensive credit underwriting process for our origination partners and small business
customers, and we continually monitor and analyze the performance of our portfolio, assess our delinquency and credit loss
experience against our underwriting criteria and determine whether our performance is commensurate with our intended risk
tolerance.

The following discussion outlines the significant products, services and revenue-generating activities of our business.

Origination Channels

We use multiple

sales origination channels to access the highly diversified and fragmented small-ticket equipment leasing market,
including both direct and indirect origination channels.

Indirect Channel
s.

Our indirect sales origination

channels, which account for approximately [90%]

of the active lease contracts in our
portfolio, involve:

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

• Brokers.

Our broker channels account for approximately 15% of the active lease contracts in our portfolio and consist of
our relationships with lease brokers and certain equipment dealers who ref er small business customer transactions to us for a
fee or sell us leases that they originated with small business customers. We conduct our own independent credit analysis on
each small business customer in a broker lease transaction. We have written agreements with most of our broker origination
partners

whereby they provide us with certain representations and warranties about the underlying lease transaction. The
origination partners

in our broker channels generate leases that are similar to those generated by our direct channels.

Direct Channel
.

This channel focuses primarily on soliciting our existing portfolio of approximately 68,000 small business customers
for additional equipment leasing or working capital opportunities. We view our existing small business customers as an excellent
source for additional business for various

reasons, including (i) retained credit information; (ii) payment history; and

(iii) a
demonstrated propensity to finance their equipment.

Product Offerings

Equipment Loans and Leases.

We originate

both equipment finance leases and loans.

Generally, an equipment

lease is when the
Company remains the owner of the equipment during the lease term.

An equipment lease may have an option at the end of the term for the lessee to purchase the equipment, whereas with an equipment loan,

the borrower

purchases equipment with the loan proceeds.

In the case of equipment loans, the borrower is the owner of the equipment during the loan period but the equipment is collateral for
the loan. Once the loan is fully repaid the equipment is no longer collateral.

The types of lease and loan products offered by each of
our sales origination channels share common characteristics, and we generally underwrite our contracts using the same criteria.

We use the direct

finance method of accounting to record our sales-type leases and related interest income. At the time of lease
application, small business customers select a purchase option that will allow them to purchase the equipment at the end of the
contract term for either one dollar, the fair

market value of the equipment or a specified percentage of the original equipment cost. We seek to realize our recorded residual in leased equipment at the end of the initial lease term by collecting the purchase option price
from the small business customer, re-marketing

the equipment in the secondary market or receiving additional rental payments pursuant to the applicable contract’s

renewal provision.

Our leases provide for non-cancelable rental payments due during the initial lease term.

The terms

of our equipment finance leases and loans is equal to or less than the equipment’s economic life, and generally ranges

from
36 to 72 months. At December 31, 2020,

the average original term of the equipment finance contracts in our portfolio was
approximately 50 months, and we had personal guarantees on approximately

31% of our portfolio.

The remaining terms and
conditions of our contracts are substantially similar,

generally requiring small business customers to, among other things:

•

address any maintenance or service issues directly with the equipment dealer or manufacturer;
•

insure the equipment against property and casualty loss;

•

pay or reimburse us for all taxes associated with the equipment;
•

use the equipment only for business purposes; and

•

make all scheduled payments regardless of the performance of the equipment.

We charge

late fees when appropriate throughout the term of the equipment finance lease or loan

.

Our standard contract provides that
in the event of a default, we can require payment of the entire balance due under the lease through the initial term and can take action to seize and remove the equipment collateral for subsequent sale, refinancing or other disposal at our discretion, subject to any
limitations imposed by law.

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

At December 31, 2020,

approximately 51% of our small business customers
insured the equipment under their existing policies. For the others, we have a master property insurance policy underwritten by a third-
party national insurance company that is licensed to write insurance under our program in all 50 states and the District of Columbia.
This master policy names us as the beneficiary for all of the equipment insured under the policy and provides all-risk coverage for the value of the equipment.

Through AssuranceOne, our Bermuda-based, wholly-owned captive insurance subsidiary we reinsure the property insurance coverage for the equipment financed by Marlin Leasing Corporation and MBB for our small business customers.

Under this contract,
AssuranceOne reinsures 100% of the risk under the master policy,

and the issuing insurer pays AssuranceOne the policy premiums, less claims, premium tax and a ceding fee based on a percentage of annual net premiums written. The reinsurance contract is
scheduled to expire in September 2023.

As a Class 3 insurer under the Bermuda Insurance Act of 1978, as amended,

AssuranceOne is
permitted to collect up to 50% of its premiums in connection with insurance coverage on equipment unrelated to the Company,
meaning that, through AssuranceOne, we may offer an

insurance product to cover equipment not otherwise financed through the
Company.

Working

Capital Loans
. In 2015, the Company launched Funding Stream, a flexible loan program of MBB. The success of this
program and the growing demand by small businesses for convenient working capital solutions prompted the Company to update the name of this program to Working

Capital Loans in 2018, while maintaining its commitment to a convenient, hassle-free alternative to
traditional lenders and access to capital to help companies grow their business

es. Generally, these loans range

from $5,000 to
$150,000,

have 6 to 24 month terms, and have automated daily or weekly payback.

Business owners can apply online, in ten minutes
or less, on MarlinCapitalSolutions.com.

Approved borrowers can receive funds in as little as two days.

Portfolio Overview

Equipment Finance.

At December 31, 2020,

we had approximately 80,000 active Equipment Finance leases and loans in our portfolio, representing a period ending net investment in Equipment

Finance lease and loans, excluding the allowance for credit losses, of $849.0 million. With respect to our portfolio

at December 31, 2020:

•

the average original Equipment Finance lease and loan transaction was approximately

$18,000,

with an average remaining
balance of approximately $12,000;

•

the average original Equipment Finance lease and loan term was approximately

50 months;

•

our active Equipment Finance lease and loans were spread among approximately

68,000 different small business customers, with
the largest single small business customer accounting

for only 0.16% of the aggregate Equipment Finance minimum lease and loan payments receivable;

•

over 75.4% of the aggregate minimum Equipment Finance lease and loan payments receivable were with small business
customers who had been in business for more than five years;

•

the portfolio was spread among 10,707 origination partners, with the largest source accounting for only 5.91% of the aggregate
Equipment Finance minimum lease and loan payments receivable,

and our 10 largest origination partners

account for only 18.4%
of the aggregate Equipment Finance minimum lease and loan payments receivable;

  •   there   were   over   100   different   equipment   categories   financed,   with   the   largest   categories   set   forth   on   the   following   tables;   and

  •   we   had   leases   outstanding   with   small   business   cu stomers   located   in   all   50   states   and   the   District   of   Columbia,   with   our   largest
states of origination, as set forth in the following tables.

Working

Capital:

As of December 31, 2020,

the Company had approximately 870 Working

Capital Loans with a book value of $20.0
million on the balance sheet, excluding the allowance for credit losses. Approximately

50% of our Working

Capital Loan customers
renew financing with Marlin.
The following tables outline the concentrations by state, industry,

and equipment category as a percentage of the net investment receivable for our portfolio as of December 31, 2020:

Top 10

Industries, by Borrower SIC Code
Top 10

States
Equipment Equipment
Finance Working Finance Working
and CVG Capital and CVG Capital
Medical 13.7% 8.1 % CA 14.0% 10.7%
Misc. Services 11.9 8.3 TX 11.7 11.4
Retail 10.1 13.0 FL 9.4 8.7
Construction 8.9 11.0 NY 6.8 6.0
Restaurants 6.8 6.5 NJ 4.6 6.5
Professional Services 6.6 5.5 PA 3.5 4.6
Manufacturing 6.0 7.5 GA 3.4 3.7
Transportation 5.3 2.6 IL 3.3 5.9
Trucking 4.3 1.8 NC 3.2 2.6
Automotive 3.3 6.1 MA 3.2 2.4
All Other 23.1 29.6 All Other 36.9 37.5
Total 100% 100 % Total 100% 100%

Equipment Type
Equipment
Finance Working
and CVG Capital
Copiers
20.9%
Titled V-Commercial
13.2 n/a
Commerce & Indus
8.3
Restaurant
4.8
Dental Systems
4.7
Medical
4.2
Office Furniture
2.5
Computer Software
1.8
Automotive General
1.7
Machine Tool
1.6
All other
36.3
Total
100.00%

Markets and Competition

In response to the COVID-19 pandemic, we initially focused our efforts on protecting the value of our portfolio and assisting our customers that had been negatively impacted by the pandemic, including initiating a loan modification program in response to the
pandemic, and by assisting some of our borrowers by originating loans guaranteed under the Small Business Administration’s

(SBA’s)
Paycheck Protection Program (“PPP”).

In addition, in response to the onset of the pandemic, we temporarily tightened underwriting
standards for areas of elevated risk, and we continue to update such risk assessments based on current conditions.

Consistent with other market participants, after the onset of the pandemic we have experienced
softer demand for financing by the
small business community we service due to challenges facing many industries resulting from the continued economic fallout of
COVID-19 across much of the United States.

In addition, we have noticed some lessors extending the terms of leases for their current
equipment, rather than entering into commitments to purchase and finance new equipment, which may be driven by the uncertainties
of this environment.

In response to the potential impacts on our business resulting from the pandemic, we took a series of actions to
preserve our capital and liquidity and reposition the business for success once the full effects of the pandemic are realized and the
economy begins to recovery.

These actions included: (i) temporary re-allocation of resources from front-end origination activities to
portfolio servicing and collection activities (ii) cost reduction initiatives that led to a permanent reduction of approximately 80
employees and (iii) a re-organization of origination and processing platforms

to accelerate automation and digitization.

We are
currently targeting the rollout of our digital origination platform,

which we are calling Express, by the middle of 2021.

We are
continuing to monitor the evolving health crisis, and its impacts on our operations and ability to serve our customers in this changing
environment.

Any return to pre-pandemic levels of activity,

and the long-term impacts of this crisis on our market, remains uncertain and will be dependent on,

among other things, the timing and pace of the macro-economic recovery and the execution of the strategy
that we undertook in 2020.

We compete

with a variety of equipment financing sources that are available to small and mid

-sized businesses, including:

•

national, regional and local banks and finance companies that provide leases and loan products;

•

financing through captive finance and leasing companies affiliated with major equipment manufacturers;

•

FinTech companies;

•

working capital lenders;

•

corporate credit cards; and

•

commercial banks, savings and loan associations and credit unions.

Our principal competitors in the small-ticket equipment finance market are independent finance companies, local and regional banks
and, to a lesser extent, in the case of our national accounts channels, national providers of equipment financing, some of which are
national banks with leasing divisions. Many of our national competitors are substantially larger than we are and generally focus on
larger ticket transactions and in some cases international

programs. We compete

on the quality of service we provide to our
origination partners

and small business customers,

as well as the pricing of our equipment finance and working capital products.

With
the introduction of our Working

Capital Loans,

we also compete with FinTech

lenders. We have encountered

and will continue to
encounter significant competition.

We believe several

characteristics may distinguish us from our competitors, including the following:

Multiple Sales Origination Channels.

We use multiple

sales origination channels to penetrate effectively the highly diversified and
fragmented small-ticket equipment finance market.

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

83% of the 2020 lease and loan new origination volume, involve:
(1) establishing relationships with independent equipment dealers; (2)

securing endorsements from national equipment manufacturers
and distributors to become the preferred lease financing source for the independent dealers who sell their equipment; and
(3) establishing relationships with independent brokers who identify opportunities for us. Our broker network accounted for 24% of the indirect channel’s 2020

lease and loan new origination volume.

Our direct origination channel accounted for approximately 17%

of the 2020 lease and loan new origination volume.

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

Portfolio Diversification.

As of December 31, 2020,

no single small business customer accounted for more than 0.16% of our portfolio balance and leases from our largest origination partner accounted for only 5.91% of our portfolio. Our portfolio is also diversified nationwide with the largest state portfolios existing in California, Texas and Florida,

and we have a diverse equipment type
and industry group represented in our portfolio, as outlined in the above tables.

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

Government Regulation
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

San
Francisco,   and   the   Utah   Department   of   Financial   Institutions.

Such   regulation   affects   our   lending   practices,   capital   structure,
investment practices, dividend policy and growth.

See further

discussion in

“Risk Factors—Regulations—
Government regulation

significantly affects

our business.

Further changes

in
regulations that

impact our business may have

a significant impact on our

business, results of

operations, and financial condition.”

in
Item 1A of this Form 10-K.
We believe that

we currently are in substantial compliance with all material statutes and regulations that are applicable to our business.

Certain of the regulatory requirements that

are applicable to Marlin Business Services Corp.,

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
Bank Holding Company Act, as modified by the Gramm-Leach-Bliley

Act, permits us to engage in a wider range of financial
activities deemed to be “financial in nature”

including lending, exchanging, transferring, investing for others, safeguarding money or
securities, providing financial, investment or economic advisory services and underwriting, dealing in, or making a market in securities.

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

2019.
Under the risk-based capital requirements applicable to them, bank holding companies must maintain a ratio of total capital to risk-
weighted assets (including the asset equivalent of certain off

-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”).

The requirements include a 6% minimum Tier

1 risk-based ratio (8%
to be considered well-capitalized). Tier 1 Capital,

as defined in the implementing regulations, consists of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated
subsidiaries, after deducting goodwill and certain other intangibles.

The remainder of total capital (“Tier 2 Capital”)

may consist of
certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of
subordinated debt, qualifying preferred stock, allowance for credit losses on loans and leases, allowance for credit losses on off-
balance-sheet credit exposures and unrealized gains on equity securities. At December

31, 2020,

the Company’s Tier

1 Capital and
total capital ratios were 22.74% and 24.04%,

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

Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (
i.e. ,
after deducting all intangibles) in evaluating proposals for expansion or new activities.

MBB is subject to similar capital standards. At
December 31, 2020,

the Company’s leverage and common

equity ratios were 18.78% and 22.74%,

respectively.

The Company is required to have a level of regulatory capital in excess of the regulatory minimum and to have a capital buffer above
2.5% for 2020 and thereafter.

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
•   prohibiting   the   holding   com pany   from   making   distributions   without   prior   regulatory   approval;
•   placing   limits   on   asset   growth   and   restrictions   on   activities;
•   placing   additional   restrictions   on   transactions   with   affiliates;
•   restricting   the   interest   rate   th e   institution   may   pay   on   deposits;
•   prohibiting   the   institution   from   accepting   deposits   from   correspondent   banks;   and
•   in   the   most   severe   cases,   appointing   a   conservator   or   receiver   for   the   institution.
A banking institution that is undercapitalized is required to submit a capit al restoration plan and such a plan will not be accepted
unless, among other things, the banking institution’s

holding company guarantees the plan up to a certain specified amount.

Any such
guarantee from a depository institution’s

holding company is entitled to a priority of payment in bankruptcy.

MBB’s Tier 1 Capital
balance was $148.3 million at December 31, 2020,

resulting in a Tier 1 leverage ratio, common

equity Tier 1 risk based ratio, Tier

1
risk-based capital ratio and a total risk-based capital ratio of 15.26%

,

18.23%,

18.23% and 19.53%, respectively,

which exceeded the
regulatory requirements for well-capitalized status of 5%, 6.5%, 8% and

10%, respectively.
Pursuant to the FDIC Agreement entered into in conjunction with the opening of MBB, MBB was required to keep its total risk-based
capital ratio above 15%. On March 25, 2020, MBB received notice from the FDIC that it had approved MBB’s request to

rescind
certain nonstandard conditions in the FDIC’s

order granting federal deposit insurance issued on March 20, 2007. Furthermore, effective March 26, 2020, the FDIC, the Company

and certain of the Company’s subsidiaries terminated

the Capital Maintenance and
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

“well-capitalized” status as defined by banking regulations, while the Company must continue to maintain a total risk-based capital ratio as discussed in the preceding paragraphs.

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

When the reserve ratio is at or above 1.38%, the FDIC will automatically apply a small bank's credits to reduce its regular assessment
up to the entire amount of the assessment.

If the reserve ratio exceeds 1.5%, the FDIC must dividend to DIF members the amount above the amount necessary to maintain the DIF at 1.5%, but the FDIC Board of Directors may, in

its sole discretion, suspend or limit
the declaration of payment of dividends.

Source of Strength

Doctrine
.

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
National Monetary Policy
.

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

12 part 208 of the Code of Federal Regulations (12 CFR 208.5), which places limitations on
bank dividends. Such limitations applicable to MBB include requiring the approval of the Federal Reserve Board for the payment of dividends by the bank subsidiary in any calendar year if the total of all dividends declared by the bank in that calendar year, including
the proposed dividend, exceeds the current year’s

net income combined with the retained net income for the two preceding calendar years. “Retained net income” for any period means the net income for that period less any common or preferred stock dividends
declared in that period. Moreover, no dividends

may be paid by such bank in excess of its undivided profits account.

Furthermore, as
discussed under “ Source of Strength Doctrine
”, as a bank holding company, the

Company’s ability to pay dividends to its shareholders
is also subject to various regulatory requirements, including Supervisory

Letter SR 09-4, Applying Supervisory Guidance and
Regulations on the Payment of Dividends, Stock Redemptions and Stock

Repurchases at Bank Holding Companies.
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

Subject to certain exceptions, the Change in Bank Control Act of 1978,

as amended, prohibits a person or group of persons from
acquiring "control" of a bank holding company unless the FDIC has been notified 60 days prior to such acquisition and has not
objected to the transaction. Under a rebuttable presumption

in the Change in Bank Control Act, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the 1934 Act, such as the
Company, would, under

the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.
The regulations provide a procedure for challenging this rebuttable control presumption.

Securities and Exchange Commission and The NASDAQ Global Select

Market (NASDAQ)
.
We are also subject

to regulations promulgated by the Securities and Exchange Commission and certain state securities commissions
for matters relating to the offering and sale of our securities. We are subject to the disclosure and regulatory requirements of the
Securities Act of 1933, as amended, and the Securities Exchange Act of 1934,

as amended, as administered by the Securities and
Exchange Commission. We

are listed on NASDAQ under the trading symbol “MRLN,” and we are subject to the rules of NASDAQ
for listed companies.
Other Regulations.

Although most states do not directly regulate the commercial equipment financing business, certain states require lenders and finance companies to be licensed, impose limitations on certain contract terms and on interest rates and other charges, mandate disclosure of
certain contract terms and constrain collection practices and remedies.

In addition to state licensing requirements, we are required to comply with various laws and requirements that protect credit applicants or are otherwise applicable to financial institutions, including but not limited to the following:
●

Gramm-Leach-Bliley Act, which requires financial institutions to maintain privacy regarding credit application data in our
possession and to periodically communicate with certain customers on privacy matters;

●

USA Patriot Act of 2001, which requires financial institutions, including our banking subsidiary, to assist in the prevention,
detection and prosecution of money laundering and the financing of terrorism;

●

Telephone

Consumer Protection Act of 1991, which protects from unwanted auto-dialed or pre

-recorded telemarketing calls;
●

Fair and Accurate Credit Transactions Act (“FACT

Act”), which requires financial institutions to establish a written program
to implement “Red Flag Guidelines,” which are intended to detect,

prevent and mitigate identity theft. The FACT

Act also
provides guidance regarding reasonable policies and procedures that a user of consumer credit reports must employ when a
consumer reporting agency sends the user a notice of address discrepancy;

●

Fair Credit Reporting Act, which regulates the use and reporting of information related to the credit history of certain credit
applicants;

and
●

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

Seasonality

The products and services we provide to our customers include loans and leases for the acquisition of commercial equipment and
working capital loans.

Our business activities are not seasonal in nature.

Human Capital

We believe our

success depends on the strength of our workforce. The Chief Human Resources

Officer ("CHRO") is responsible for
developing and executing our human capital strategy.

This includes the acquisition, development, and retention of talent to deliver on the Company’s strategy as well as the design

of employee compensation and benefits programs.

We recognize

that attracting,
motivating and retaining talent at all levels is vital to continuing our success.

We offer

industry competitive wages and benefits and
are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.

We manage

the business through establishing operational and financial goals that are focused on achieving our organization-wide
initiatives.

Those goals are focused for the leadership of each department, and then cascaded through the levels of the organization.

Like many companies, the COVID-19 pandemic has been especially challenging as we focused our health and safety efforts on
protecting our employees and families from potential virus exposure while continuing to maintain our operations and support our
customers. Since the beginning of the pandemic, our employees have been working remotely, and we have

not experienced any
significant interruptions to our operations from that transition.

As of December 31, 2020, we employed 254 people. None of our employees are covered by a collective bargaining agreement and

we
have never experienced any work stoppages.

Available Information

We are a Pennsylvania

corporation with our principal executive offices located

at 300 Fellowship Road, Mount Laurel, NJ 08054. Our
telephone number is (888) 479-9111

and our website address is www.marlincapitalsolutions

.com.

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
COVID-19 Related
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

economic uncertainty and
reduced economic activity.

The pandemic has resulted in authorities implementing numerous measures to try to contain the virus, such
as travel bans and restrictions, quarantines, shelter in place or total lock

-down orders and business limitations and shutdowns. Such
measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The
United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus,
including the passage of the Coronavirus Aid, Relief, and Economic

Security Act (“CARES Act”), but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

We continue to monitor

and evaluate newly enacted
and proposed government and banking regulations issued in response to the COVID-19 pandemic; further changes in regulation that impact our business or that impact our customers could have a significant impact on our future operations and business strategies.
Our operations and financial results have already been negatively impacted as a result of COVID-19 pandemic, as discussed further in
“Part II – Item 7. Management’s Discussion

and Analysis of Financial Condition and Results of Operations

—Overview” and “—
Results of Operations”.

The pandemic, reduction in economic activity,

and current business limitations and shutdowns have increased risks to our business that include, but are not limited to:
●

Portfolio Risk.

We experienced

a significant decrease in demand for our lease and loan products during the year ended
December 31, 2020 as a result of the COVID-19 pandemic, and we have limited visibility to the future recovery of such demand.

Our origination volumes for the year ended December 31, 2020 was $367.1 million

,

a 54% decrease from $801.9 million for the
year ended December 31, 2019.

We have shifted

the focus of portions of our operations and certain personnel to implement specific programs and new products in
response to the pandemic.

In particular, we have focused efforts on

loan modifications and a payment deferral program,
implemented a new PPP loan product, and increased customer service efforts to respond to our borrower’s needs.

We modified
over 5,600 contracts as part of our payment deferral program, representing

$111.2 million, or

12.8% of our Net investment in
leases and loans as of December 31, 2020.

While 92% of the modified contracts are out of the deferral period at year end, as part of our loss mitigation strategies we are further extending the deferral period for select customers in industries that are suffering prolonged impacts of COVID-19.

There can be no assurances that our efforts will be successful in mitigating any risk of credit
loss.

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
Our estimate of expected future credit losses recognized within our allowance as of December 31, 2020 is based on certain
assumptions, forecasts and estimates about the impact of current economic conditions on our portfolio of receivables based on
information known as of that date, including certain expectations about the extent and timing of impacts from COVID-19.

If
those assumptions, forecasts or estimates underlying our financial statements are incorrect, we may experience significant losses
as the ultimate realization of value, or revisions to our estimates, may be materially different than the amounts reflected in our
consolidated statement of financial position as of any particular date.

●

Liquidity and Capital Risk.

As of December 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in
excess of all regulatory requirements.

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

For the year ended December 31, 2020, we sold $28.3 million of assets that generated a net pre-tax gain on sale of $2.4 million.

In comparison, for the year ended December 31, 2019, we sold $310.4 million of assets for pre-tax gain on sale of $22.2 million.

Disruptions in the capital markets due to the impact of COVID-19 pandemic on the economic environment resulted in a lack of demand in the syndication

market since the end of the first quarter of
2020 and we retained substantially all of our origination volume on our balance sheet.

Our sales execution decisions, including
the timing, volume and frequency of such sales, depend on many factors including our origination volumes, the characteristics of
our contracts versus market requirements, our current assessment of our balance sheet composition and capital levels, and current
market conditions, among other factors.

Driven by the continued market disruptions resulting from the COVID-19 pandemic,

we
may have difficulty accessing the capital market

and may find decreased interest and ability of counterparties to purchase our contracts, or we may be unable to negotiate terms acceptable to us.
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

The extent to which the coronavirus pandemic impacts our business, results of operations and financial condition will depend on
future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity,

the actions to contain the virus or treat its impact, and how quickly and to what exten

t

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

do not yet know the full extent of
the impacts on our business, our operations or the global economy as a whole. However, the effects could have

a material impact on
our results of operations and heighten many of our known risks described herein.
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

New proposals for legislation continue
to be introduced in Congress that could further substantially increase regulation of the financial services industry and impose
restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates and financial product offerings and disclosures, among other things. Federal and
state regulatory agencies also frequently adopt changes to their reg ulations or change the manner in which existing regulations are applied. Such proposed changes in laws, regulations and regulatory practices affecting the banking industry or affecting

the equipment
financing, telemarketing and collecting processes, may

limit the manner in which we conduct our business. Such changes may adversely affect us, including our ability to execute our

strategies, and originate loans and leases, and may also result in the imposition of additional costs on us.

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

For the year ended December 31, 2020,

we sold $28.3 million of assets that generated a net pre-tax gain on sale of $2.

4

million.

In
comparison, for the year ended December 31, 2019, we sold $310.4 million of assets for pre-tax gain on sale of $22.2 million.

Disruptions in the capital markets due to the impact of COVID-19 pandemic on the economic environment resulted in a lack of
demand in the syndication market since the end of the first quarter of 2020 and we retained substantially all of our origination volume
on our balance sheet.

Driven by the continued market disruptions resulting from the COVID-19 pandemic, we may have difficulty
accessing the capital market and may find decreased interest and ability of counterparties to purchase our contracts, or we may be
unable to negotiate terms acceptable to us.

Any disruption in our ability to access the syndication market due to COVID-19 pandemic, or any other market disruptions, could negatively affect

our revenues, and may have an adverse effect on our results of operations and
cash flows.

In addition, if we fail to originate assets with suitable characteristics to satisfy market requirements, or if our counterparties’
underwriting criteria or interest in acquiring our contracts declines, we may be unable to find replacement funding sources for these
assets.

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

We
generally do not retain credit risk on loans sold, but we are exposed to risk to the extent that we violate such representations and
warranties, and we may be required to repurchase loans and leases, which could impact our cashflows and ability to fund our
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

As a
result, we may need to suspend or discontinue our share repurchase program or any practice of declaring regular quarterly dividends in
order to retain more capital on our Balance sheets.

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

Liquidity and Capital Resources. Bank Capital and Regulatory Oversight”

in this Form 10-K.
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

We specialize in leasing

and financing equipment and providing working capital to small and mid

-sized businesses. Small and mid-
sized businesses may be more vulnerable than large

businesses to economic downturns, as they typically depend on the management talents and efforts of one person or a small group of persons and often need substantial additional capital to expand or compete. Small and mid-sized business leases and loans, therefore, may entail a greater risk of delinquencies and defaults than leases and loans
entered

into with larger leasing customers. In addition, there is typically only limited publicly available financial and other information
about small and mid-sized businesses and they often do not have audited financial statements. Accordingly,

in making credit
decisions, our underwriting guidelines rely upon the accuracy of information about these small and mid-sized businesses obtained
from the small and mid-sized business owner and/or third-party sources,

such as credit reporting agencies. If the information we
obtain from small and mid-sized business owners and/or third-party sources is incorrect or fraudulent, our ability to make appropriate credit decisions will be impaired. If we inaccurately assess the creditworthiness of our small business customers, we may experience a
higher number of lease and loan defaults and related decreases in our earnings.

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
Customer complaints or negative publicity could result in a decline in our customer growth and our business could suffer
.

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

The economic fallout from the pandemic caused a reduction in demand for financing in our target market.

The tightening of our
underwriting standards and the re-organization of

our origination platform caused further pressure on our origination activities in the wake of the pandemic.

Executing the expansion of our target market and growth of our or iginations and portfolio depends on a
number of factors,

including executing the acceleration of our automation and digital initiatives, achieving the desired volume of
leases and loans of suitable yield and credit quality,

effectively managing those leases and loans, obtaining appropriate funding, the
competitive environment, and changes to our industry,

market and general economic conditions.

Accomplishing such a result on a
cost-effective basis is largely a function of our

marketing capabilities, our management of the leasing process, our credit underwriting guidelines, our ability to provide competent, attentive and efficient servicing to our origination partners and our small business customers, our ability to execute effective credit risk management and collection techniques, our access to financing sources on acceptable terms, our ability to create an automated customer experience through our accelerated digital initiative and our ability to
attract and retain high quality employees in all areas of our business.

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

For example, in 2020 we made continual adjustments based on our assessments of the appropriate risk profile for different

geographies and industries based on the changing economic climate driven by the COVID-19 pandemic.

Any such changes to our risk profile may not have the intended outcome on our portfolio’s performance,
and our results of operations, cashflows, and financial position.

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

Furthermore, natural disasters, widespread disease or pandemics

(including the recent coronavirus outbreak), acts of
war or terrorism, or other external events could significantly impact our business
.

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
Unfavorable economic conditions could also increase our funding costs or operating cost structure or limit our access to funding. We experienced such impacts in the year ended December 31, 2020 as a result of macroeconomic conditions driven by the COVID-19
pandemic, which would be the primary driver of negative impacts for

2020 as compared to 2019, including $10.0 million increase in realized credit losses, a 52% decline in equipment finance origination volumes, a 69% decline in working capital origination volumes,

as well as reduced capital market interest in purchases of finance contracts that, paired with our lower origination volumes,
substantially reduced our gains on sale.

Any return to levels prior to the COVID-19 pandemic, or the timing of such return, remains
uncertain, and any prolonged impacts could continue to impact our operating income.

In addition, any further changes to economic
and business conditions could reduce our operating income.
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

Our customers are required to obtain all-risk property insurance for the replacement value of financed equipment. Each customer has
the option of either delivering a certificate of insurance listing us as loss payee under a commercial property policy issued by a third-
party insurer or satisfying such insurance obligation through our insurance program. Under our program, the customer pays for
coverage under a master property insurance policy written by a national third-party insurer (our “primary insurer”) with whom our
captive insurance subsidiary,

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

Discussion and Analysis of Financial Condition and Results of Operations

—Critical Accounting
Policies and Estimates”, and see “Note 2.

Summary of Significant Accounting Policies ” in our Financial Statements for further discussion of our accounting policies in this Form 10-K.

Technology
We are continually encountering

technological change.

If we experience significant telecommunications or technology downtime, our
operations would be disrupted and our ability to generate operating income could be
  negatively impacted.

Our business depends in large part on our telecommunications and information management systems, and we are increasing our reliance on our technology platform as a result of our current digital initiative business strategy. The temporary

or permanent loss of
our computer systems, telecommunications equipment or software systems,

through casualty or operating malfunction, could disrupt
our originations and operations and negatively impact our ability to secure new business and to service our customers. This could lead
to significant declines in our operating income.

Furthermore, particularly given our digital strategy implemented and announced in 2020, we are constantly undergoing rapid
technological change with frequent introductions of new technology

-driven products and services. The effective use of technology increases efficiency and enables us to better service clients and reduce costs. Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations.

Many of our large competitors have substantially greater resources to invest in technological improvements. We

may not be able to effectively implement new technology

-driven products and services quickly or be
successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change
affecting the financial services industry generally

and our business strategy specifically could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
A failure in or breach of our technology infrastructure or information protection programs, or those of our outsource service
providers, could result in the inadvertent disclosure of the confidential information of our customers and affiliates or confidential
personal information of personal guarantors of our loans and leases.

Any such failure, including as a result of cyber-attacks
against us or our outsource partners, non-compliance with our contractual or other legal obligations regarding such information,
or a violation of the Company's privacy and security policies with respect to such information, could adversely affect us
.

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

The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or
potential theft, loss, fraudulent use or misuse of customer,

stockholder, employee or our data by cybercrime

or otherwise, non-
compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action against us. Increasingly,

our products and services are accessed through the Internet, and security breaches in connection with the
delivery of our services via the Internet may affect us and

could be detrimental to our reputation, business, operating results and financial condition.

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
•   s ignificant   volatility   in   the   market   price   and   trading   volume   of   financial   services   companies   or   in   the   trading   volume   of   our
common stock in particular;
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
•   general   economic   conditions   and   trends ,   including   but   not   limited   to   those   resulting   from   the   COVID - 19   pandemic;
•   major   catastro phic   events;

•   loss   of   external   funding   sources;
•   sales   of   large   blocks   of   our   stock   or   sales   by   insiders;   or
•   departure s   of   key   personnel.
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
During 2019, our Board of Directors authorized an updated share repurchase program under which we repurchased 264,470 shares of
our common stock in the year ended December 31, 2020 and at December

31, 2020 had $4.7 million remaining authorizations under
that 2019 repurchase program. We

have no obligation to repurchase shares under this authorization,

and any share repurchase program
may be extended, modified, suspended or discontinued at any time.
Any such repurchases reduce our market capitalization and public float, which is the number of shares of our common stock that are owned by non-affiliated stockholders and available for

trading in the securities markets, which may reduce the volume of trading in our shares and result in reduced liquidity and volatility in our stock price.

The market price of our common stock has been and may
continue to be volatile which may affect your ability to

sell our common stock at an advantageous price. For example, the closing market price of our common stock on the NASDAQ fluctuated between

$6.02 per share and $22.01 per share during 2020 and may
continue to fluctuate.

Market price fluctuations in our common stock may be due to factors both within and outside of our control,
including our strategic actions, industry and regulatory matters or other material public announcements, as well as a variety of
additional factors including, without limitation, those set forth under these “Risk Factors” and "Cautionary Note Regarding Forward-
Looking Statements."
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
A small number of shareholders own a substantial amount of our Common

Stock.

As of December 31, 2020, our top 5 largest
shareholders beneficially own 55% of our common stock. The market price of our common stock could be adversely affected as a
result of sales of a large number of our common stock shares in the market,

or the perception that these sales could occur.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

At December 31,

2020,

we operated from three leased facilities including our executive office facility,

a branch office and the
headquarters of MBB. Our Mount Laurel, New Jersey executive offices are housed in a leased facility of approximately 50,000 square feet under a lease that expires in May 2032.

The headquarters of MBB in Salt Lake City, Utah

is 4,399 square feet and the lease
expires in December 2021. We

also lease office space for our branch office in

Philadelphia,

Pennsylvania.

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

Dividend Policy

On October 29, 2020, Marlin Business Services Corp. declared its thirty-seventh regular quarterly dividend. The dividend of $0.14 per
share of common stock was paid on November 19, 2020 to holders of our common stock as of November 9, 2020.

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

Number of Record Holders

There were 121 holders of record of our common stock at February 26, 2021

.

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

The Company did not repurchase any shares of its common stock during the fourth quarter of 2020 and the maximum dollar value of
shares that may yet be purchased under the 2019 Repurchase Plan is $4,491,747.

Remaining authorizations for share repurchases may be

exercised from time to time and in such amounts as market conditions warrant. Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. The
repurchases may be made on the open market, in block trades or otherwise.

Any stock repurchase programs do not obligate the
Company to acquire any particular amount of common stock, and such programs may be suspended at any time at the Company's
discretion. The repurchases are funded using the Company’s

working capital.

In addition to any repurchases described above, pursuant to the Company’s

2003 Equity Compensation Plan, as amended (the “2003
Plan”) and the Company’s 2014

Equity Compensation Plan (approved by the Company’s

shareholders on June 3, 2014) (the “2014
Plan”) and the Company’s 2019

Equity Compensation Plan (approved by the Company’s

shareholders on May 30, 2019) (the “2019
Plan” and, together with the 2014 Plan and the 2003 Plan, the “Equity

Compensation Plans”), participants may have shares withheld
to cover income taxes. There were 41,821 shares repurchased to cover income tax withholding in connection with shares granted
under the Equity Plans during the year ended December 31, 2020 at an average per-share cost of $10.69.

Shareholder Return Performance Graph

The following graph compares the dollar change in the cumulative total shareholder return on the Company’s

common stock against
the cumulative total return of the Russell 2000 Index and the SNL Specialty

Lender Index for the period commencing on December
31, 2015 and ending on December 31, 2020. The graph shows the cumulative investment return to shareholders based on the
assumption that a $100 investment was made on December 31,

2015 in each of the following: the Company’s

common stock, the
Russell 2000 Index and the SNL Specialty Lender Index. We

computed returns assuming the reinvestment

of all dividends. The
shareholder return shown on the following graph is not indicative of future performance.

Period Ending

(amounts in $)
Index 12/31/15 12/31/16 12/31/17 12/31/18 12/31/19 12/31/20
Marlin Business Services Corp. 100.00 134.78 147.84 150.41 151.80 89.57
Russell 2000 Index 100.00 121.31 139.08 123.76 155.35 186.36
SNL Specialty Lender Index 100.00 113.01 134.65 114.28 155.10 155.52

Item 6.

Selected Financial Data

The following selected financial data as of and for each of the five years ended December 31, 2020 has been derived from the
consolidated financial statements. The selected financial data should be read together with the consolidated financial statements and notes thereto and “Management’s Discussion

and Analysis of Financial Condition and Results of Operations” included elsewhere in
this Form 10-K.

Year Ended December 31,

2020
(1)
2019 2018
2017
(2)
2016
(Dollars in thousands, except per-share data)
Statement of Operations Data:
Interest and fee income

$ 103,359 $ 122,625 $ 112,868 $ 102,319 $ 90,252
Interest expense

19,868 25,033 17,414 11,180 7,778

Net interest and fee income

83,491 97,592 95,454 91,139 82,474
Provision for credit losses
(3)
38,509 28,036 19,522 18,394 12,414

Net interest and fee income after

provision for credit losses

44,982 69,556 75,932 72,745 70,060
Non-Interest Income:
Gain on leases and loans sold
(4)
2,426 22,210 8,363 2,818 469
Insurance premiums and Other income 21,914 21,821 13,071 13,914 9,289
Non-Interest Income

24,340 44,031 21,434 16,732 9,758
Non-interest expense:
Salaries and benefits

33,783 44,168 39,750 37,569 31,912
General and administrative

30,914 32,566 24,915 28,272 19,523
Goodwill impairment 6,735 — — — —
Intangible assets impairment 1,016 — — — —
Financing related costs

— — — — 85

Non-interest expense

72,448 76,734 64,665 65,841 51,520
Income before income taxes

(3,126) 36,853 32,701 23,636 28,298
Income tax (benefit) expense (3,468) 9,737 7,721 (1,656) 11,019

Net income

$ 342 $ 27,116 $ 24,980 $ 25,292 $ 17,279
Basic earnings per share

$ 0.03 $ 2.21 $ 2.01 $ 2.02 $ 1.38
Diluted earnings per share

$ 0.03 $ 2.20 $ 2.00 $ 2.01 $ 1.38
Cash dividends declared per share $ 0.56 $ 0.56 $ 0.56 $ 0.56 $ 0.56

Year Ended December 31,

2020
(1)
2019 2018 2017
(2)
2016
(Dollars in thousands, except per-share data)
Operating Data:
Total number of finance receivables originated

16,602 31,246 33,105 32,189 27,583
Total finance receivables originated

$ 367,128 $ 801,945 $ 704,894 $ 629,445 $ 504,282
Assets sold in the period
(4)
$ 28,342 $ 310,415 $ 138,995 $ 66,744 $ 18,132
Average total finance receivables
(5)
$ 945,599 $ 1,028,617 $ 944,588 $ 846,743 $ 720,060
Weighted average interest rate (implicit)

on new finance receivables originated
(6)

10.66% 12.86% 12.45% 11.98% 11.67%
Interest income as a percent of average

total finance receivables
(5)
9.81% 10.44% 10.27% 10.33% 10.38%
Interest expense as percent of average

interest-bearing liabilities

2.20% 2.58% 2.02% 1.43% 1.20%
Portfolio Asset Quality Data:
Total finance receivables, end of period
(5)
$ 869,284 $ 1,007,706 $ 996,383 $ 911,242 $ 793,285
Delinquencies greater than 60 days past due
(7)
0.77% 0.85% 0.65% 0.55% 0.46%
Allowance for credit losses
(3)
$ 44,228 $ 21,695 $ 16,100 $ 14,851 $ 10,937
Allowance for credit losses to total finance

receivables, end of period
(5)
5.09% 2.15% 1.62% 1.63% 1.38%
Charge-offs, net

$ 32,416 $ 22,441 $ 18,273 $ 14,480 $ 9,890
Ratio of net charge-offs to average

total finance receivables
(5)
3.43% 2.18% 1.93% 1.71% 1.37%
Operating Ratios:
Efficiency ratio
(8)
67.19% 54.18% 55.32% 61.04% 55.77%
Return on average total assets

0.03% 2.18% 2.29% 2.59% 2.08%
Return on average stockholders’ equity
0.18% 13.33% 13.27% 15.38% 11.15%
Balance Sheet Data:
Cash and cash equivalents

$ 135,691 $ 123,096 $ 97,156 $ 67,146 $ 61,757
Restricted interest-earning deposits with banks

$ 4,719 $ 6,931 $
$14,045

$ — $ —
Net investment in leases and loans

$ 825,056 $ 1,006,520 $ 1,000,740 $ 914,420 $ 796,717
Total assets

$ 1,021,998 $ 1,207,443 $ 1,167,046 $ 1,040,160 $ 892,158
Deposits

$ 729,614 $ 839,132 $ 755,776 $ 809,315 $ 697,357
Long-term borrowings

$ 30,665 $ 76,091 $
$150,055

$ — $ —
Total liabilities

$ 825,633 $ 992,487 $ 968,535 $ 860,511 $ 729,869
Total stockholders’ equity

$ 196,365 $ 214,956 $ 198,511 $ 179,649 $ 162,289
__________________________________________________________________________________________

(1)
In 2020, our business activities, origination volumes, and volumes of lease and loan sales were largely impacted by the COVID-19 pandemic.

See “—
Results of Operations” in Item 7 for discussion.

(2)
  Net   income,   Income   tax   benefit,   and   certain   operation   ratios   for   2017   were   favorably   impacted   by   a   one - time   tax   benefit   of   $10.2   million   related   to   the
December 2017 enactment of the Tax Cuts and Jobs Act of 2017.

(3)
On January 1, 2020, the Company adopted “CECL”, which replaced the probable/ incurred loss model that we historically used to measure our
allowance, with a measurement of expected credit losses for the contractual term of our current portfolio of loans and leases.

The December 31, 2019
end of period allowance and % of receivables were $33,603 and 3.27% after the January 1, 2020 adoption of CECL.

See “—Finance Receivables and
Asset Quality” in Item 7 for discussion.

(4)
  See   “ — Liquidity   and   Capital   Resources”   in   Item   7   for   discussion   of   our   sales   of   finance   receivables   and   related   trends .
(5)
  Total   finance   receivables   include   net   investment   in   sales - type   leases   and   loans.   For   purposes   of   as set   quality   and   allowance   calculations   the   effects   of   (i)
the allowance for credit losses and (ii) initial direct costs and fees deferred, are excluded from total finance receivables.
(6)
  Excludes   initial   direct   costs   and   fees   deferred .
(7)
  Calculat ed   as   a   percentage   of   minimum   lease   payments   receivable   for   leases   and   as   a   percentage   of   principal   outstanding   for   loans .
(8)
  Salaries,   benefits,   general   and   administrative   expense   divided   by   net   interest   and   fee   income,   and   non - interest   income .

Item 7.

Management’s Discussion and Analysis

of Financial Condition and
  Results of Operations

FORWARD

-LOOKING STATEMENTS

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

10-K.

Forward-looking statements apply only as of the date made and the Company is not required to update forward-looking statements for
subsequent or unanticipated events or circumstances. For any forward

-looking statements contained in any document, we claim the
protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

(“FDIC”)-insured
deposits.

In January 2017, we completed the acquisition of Horizon Keystone Financial (“HKF”), an equipment leasing company
which identifies and sources lease and loan contracts for investor partners for a fee, and in September 2018, we completed the
acquisition of Fleet Financing Resources (“FFR”), an company specializing in the leasing and financing of both new and used
commercial vehicles, with an emphasis on livery equipment and other types of commercial vehicles used by small businesses.

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

E
XECUTIVE
S
UMMARY

In 2020, we faced unprecedented operating challenges and macro

-economic uncertainty from the COVID-19 pandemic.

Our initial
focus from the beginning of the COVID-19 crisis was working with existing customers to protect the value of our portfolio and
limiting the erosion of shareholder capital.

To this end, we initiated a loan

modification program in response to the pandemic, and
assisted some of our borrowers by originating loans guaranteed under the

Small Business Administration’s (SBA’s)

Paycheck
Protection Program (“PPP”).

In addition, early in response to the onset of the pandemic, we temporarily tightened underwriting
standards for areas of elevated risk, and we continue to update such risk assessments based on current conditions.

In response to the potential impacts on our business resulting from the pandemic,

we took a series of actions to preserve our capital
and liquidity and reposition the business for success once the full effects of the pandemic are realized and the economy begins to
recovery.

These actions included: (i) temporary re-allocation of resources from front-end origination activities to portfolio servicing
and collection activities (ii) cost reduction initiatives that led to a permanent reduction of approximately 80 employees and (iii) a re-
organization of origination and processing platforms

to accelerate automation and digitization.

We are currently

targeting the rollout
of our digital origination platform, which we are calling Express, by the middle of 2021.

We are continuing

to monitor the evolving
health crisis, and its impacts on our operations and ability to serve our customers in this changing environment.

Any return to pre-
pandemic levels of activity,

and the long-term impacts of this crisis on our market, remains uncertain and will be dependent, among
other things, on the timing and pace of the macro-economic recovery and the execution of the strategy that we undertook in 2020.
We recognized

$ 0.3 million Net income for the year ended December 31, 2020, down from $27.1 million in 2019.

Significant drivers
of our results for the year include:

Provisions for credit losses

were $10.5 million higher for the year ended December 31, 2020, as compared to 2019.

Based on
information available at the end of each period, we had significant reserve building in the first half of 2020, including recognizing
$34.7 million of increases to our estimate related to changing economic conditions primarily resulting from the effects of COVID-
19 and our expected impacts on our portfolio.

In the second half of the year, as we received updated

forecast information and
observed the actual performance of our portfolio, we lowered our expected losses by $12.3 million. At year end, our allowance
was $44.2 million, or 5.09% as a percentage of receivables, an increase from $21.7 million (2.15%) at the end of the prior year.

Our current estimate of credit losses incorporates all of our current judgments about the impact of the COVID-19 pandemic on
our portfolio.
Modification program

was formed in mid-March 2020 to assist our customers who experienced difficulty from COVID-19.

Under
this program, we completed payment deferral modifications of over

5,600 contracts in our owned portfolio.

As of December 31,
2020,

$111.2 million (or 12.8%) of

our net investment were modified pursuant to that program, and 92% of those contracts are out of the deferral period by year end.

We continue

d

to process extended modifications of contracts in the fourth quarter for customers with prolonged COVID-19 impacts as part of our loss mitigation strategies.

Cost Reduction
program was executed promptly in response to COVID-19 pandemic,

driving reductions of $10.4 million in Salary
and benefits expense and $1.7 million in General and administrative expense,

as compared to the prior year.

We continue to
assess all other aspects of our expense base in order to stabilize our operations and minimize the negative impacts of the ongoing
pandemic.
Origination and Sales Volumes

for 2020 were substantially lower than 2019.

We have been intentionally

operating out of a more
defensive position since the pandemic began. Total

sourced origination volume of $367.1 million was well below our volume
from last year of $801.9 million due to a variety of factors, which include:

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

In addition, our gain on leases and loans sold is $19.8 million lower for 2020 as compared to

2019, driven by disruptions in the
capital markets from the current economic environment.

Our 2020 sales occurred in the first quarter; we retained substantially all of our origination volume on our balance sheet for the remainder of the year.
While we experienced modest improvement in origination volumes in the fourth quarter of 2020 compared to earlier in the year,

and
have seen some improving trends in delinquency,

we still are experiencing negative impacts from the effects of the pandemic and as
this period of uncertainty continues to impact the macroeconomic environment.

Given the ongoing health crisis in the United States,
any return to pre-pandemic levels of activity remains uncertain.
At year end, our employees continue to work remotely,

and we have not experienced any significant interruption to our operations from that transition.

We continue to assess how

to best evolve our operations and how to best serve our customers in this changing
environment.

Stock Repurchase Plan

During the year ended December 31, 2020,

the Company purchased 264,470 shares of its common stock in the open market under the
2019 Repurchase Plan at an average cost of $16.09. At December 31, 2020

,

$4.7 million of authorizations remain under the 2019
Repurchase Plan.

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
December 31,

2020 2019 2018
(Dollars in thousands)
Finance receivables:
Net investment in leases and loans, excluding allowance, end of period $ 825,056 $ 1,028,215 $ 1,016,840
Average finance

receivables for the year
(1)
945,599 1,028,617 944,588
Origination Volume
(5)
367,128 801,946 704,894
Assets Sold 28,342 310,415 138,995
Allowance for credit losses :
(3)
End of period $ 44,228 $ 21,695 $ 16,100
As a % of end of period receivables
(1)
5.09% 2.15% 1.62%
Annualized net charge-offs to average

total finance receivables

(1)
3.43% 2.18% 1.93%
Leases and Loans Modified:
Payment deferral program
(2)
End of period $ 111,209 — —
As a % of end of period receivables 12.8% — —
Other Restructured leases and loans, end of period $ 922 $ 2,906 $ 2,323
Delinquencies, end of period:
(4)
Equipment Finance and CVG:
Greater than 60 days past due, $ $ 6,582 $ 8,112 $ 6,036
Greater than 60 days past due, % 0.78% 0.86% 0.63%
Working

Capital:

Greater than 30 days past due, $ $ 741 $ 855 $ 492
Greater than 30 days past due, % 3.69% 1.42% 1.35%

__________________
(1)
For purposes

of asset

quality and

allowance calculations,

the effects

of (i)

the allowance

for credit

losses and

(ii) initial

direct costs

and fees
deferred are excluded.

(2)
Represents balance

of active

contracts that

were part

of our

2020 payment-deferral

modification program.

As of

December 31,

2020, 92%

of
the modified contracts are out of the deferral period.

See further discussion of our loan modification program below.

(3)
The December 31, 2019 end of period allowance and % of receivables were $33,603 and 3.27%, respectively,

after the January 1, 2020 adoption
of CECL.

See further discussion below.
(4)
Calculated

as

a

percentage

of

net

investment

in

leases

and

loans.

Contracts

that

are

part

of

the

payment

deferral

modification

program

will
appear in our delinquency and non-accrual measures based on their performance against their modified terms.
(5)
For the

year ended

December 31,

2020, excludes

$4.4 million

of loans

originated under

the Paycheck

Protection Program

(PPP).

In the

third
quarter of 2020, the Company sold the PPP portfolio and will have no continuing involvement with those receivables.

Finance Receivables.

During the year ended December 31, 2020,

we generated 16,602 new Equipment Finance leases and loans with equipment costs of
$367.1 million, compared to 31,246 new Equipment Finance leases and loans with equipment costs of $801.9 million generated for
the year ended December 31, 2019.

Equipment finance originations decreased 52% for 2020 as compared to the prior year.

Working
Capital loan originations were $33.2 million during the year ended

December 31, 2020,

compared to $108.6 million for the prior year,
a 69% decrease.

Our origination volumes for 2020 were lower than our historical norms,

primarily driven by decreased demand attributable to COVID-
19 related business shutdowns and other macroeconomic factors,

as well as our actions to reduce the workforce in the second and third quarters of this year.

During the year, our total originations were $151.5

million for the first quarter, declining to $65.4 million,

$67.1
million, and $83.0 million for the second, third and fourth quarters,

respectively.

While we experienced modest improvement in
origination volumes in the fourth quarter compared to earlier in the year,

we still are experiencing negative impacts from the effects of the pandemic as this period of uncertainty continues to impact the macroeconomic environment.

Given the ongoing health crisis in
the United States, any return to pre-pandemic levels of activity remains uncertain.

Driven by the declines in origination volume, our average net investment in total finance receivables decreased 8.1% for 2020 as
compared to 2019, and our ending net investment in leases and loans,

excluding allowance, has declined 19.8% at December 31, 2020 compared to prior year end.

See further discussion of the impacts of lower volumes and decreased portfolio size within discussion of
our Results of Operations section, in particular Net interest margin and Gain on leases and loans sold.

Allowance for credit losses.

The following table provides a rollforward of our Allowance for credit loss:
Twelve Months Ended December 31,

2020 2019 2018
(Dollars in thousands)
Allowance for credit losses, December 31, 2019 $ 21,695
Adoption of ASU 2016-13 (CECL),

January 1, 2020
11,908
Allowance for credit losses, beginning of period 33,603 $ 16,100 $ 14,851
Provision for credit losses 38,509 28,036 19,522
Net Charge-offs:
Equipment Finance (26,796) (18,164) (15,950)
Working

Capital
(2,781) (2,531) (1,477)
CVG (2,838) (1,746) (846)

Net Charge-offs
(32,415) (22,441) (18,273)
Realized cashflows from Residual Income 4,531 — —
Allowance for credit losses, end of period $ 44,228 $ 21,695 $ 16,100

Year

Ended December 31, 2020:

The allowance for credit losses as a percentage of total finance receivables increased to 5.09% as of
December 31, 2020,

from 2.15% as of December 31, 2019.

This increase in reserve coverage is primarily driven by both the $11.9 million increase from the January 1, 2020 adoption of CECL (as defined below),

which increased the effective coverage to 3.27% as
of that date, and the $14.0 million of forecast and qualitative adjustments included in the estimate of credit loss as of December 31,
2020 related to the increased risks for future losses driven by the ongoing impacts from the COVID-19 pandemic,

as discussed further
below.

Adoption of ASU 2016-13 / CECL.

Effective January 1, 2020, we adopted new guidance

for accounting for our allowance, or ASU 2016-13, Financial Instruments -
Credit Losses (Topic 326):

Measurement of Credit Losses on Financial Instruments (“CECL”),

which replaces the probable/
incurred loss model that we historically used to measure our allowance,

with a measurement of expected credit losses for the
contractual term of our current portfolio of loans and leases.

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

In the accompanying Notes to
Consolidated Financial Statements, see Note 2 – Summary of Significant Accounting Policies , for further discussion of the adoption of this accounting standard, and see Note 7 – Allowance for Credit Losses , for further discussion of the Company’s methodology for measuring its allowance as of the adoption date.

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
For the year ended December 31, 2020, the $ 38.5 million provision for credit losses recognized was $10.5 million greater than
the $ 28.0 million provision recognized for same period of 2019.

Provision for the year ended December 31, 2020 includes $18.9 million from originations, and $19.6 million driven by updates to economic forecast and qualitative adjustments related to
COVID-19 and other model updates.
For the Equipment Finance portfolio, our estimated credit losses includes updates to a reasonable and supportable forecast based
on the modeled correlation of changes in the loss experience of the our portfolio to certain economic statistics, specifically
changes in the unemployment rate and changes in the number of business bankruptcies.

Starting in the first quarter,

we are using
a 6-month period for applying the economic statistics due to the uncertainty in the current economic environment related to
COVID-19 pandemic.

As of December 31, 2020, our estimate of credit loss for Equipment Finance includes probability
weighting alternate forecast scenarios for those economic statistics, to address the continuing uncertainty in the economic climate
and uncertainty around our portfolio’s

performance in these conditions.

Equipment Finance provision for the year ended
December 31, 2020 includes $10.9 million driven by updates to economic forecast and qualitative adjustments related to COVID-
19 and other model updates.
For the Working

Capital portfolio segment, our estimate of increased losses is based on qualitative adjustments,

taking into
consideration alternative scenarios to determine the Company’s estimate of the ongoing risk related to COVID-19.

Working
Capital provision for the year ended December 31, 2020 includes $1

.2 million driven by updates to economic forecast and
qualitative adjustments related to COVID-19 and other model updates.
For the CVG segment, our estimate of increased losses is based on qualitative adjustments, taking into consideration the increased
risk of a population of motor coach receivables that have prolonged impacts from the COVID-19 pandemic, as well as an
assessment of alternative scenarios to estimate the expected performance of this segment in the current economic environment.

CVG provision for the year ended December 31, 2020 includes $7.5 million driven by these updates to economic forecast and
qualitative adjustments related to COVID-19 and other model updates.

The qualitative and economic adjustments to our allowance take into consideration information and our judgments as of
December 31, 2020,

and are based in part on an expectation for the extent and timing of impacts from

COVID-19 on
unemployment rates and business bankruptcies, and are based on our current expectations of the performance of our portfolio in
the current environment.

See further discussion of the risks to our estimate below.
Net Charge-offs.

Equipment Finance and TFG receivables are generally charged

-off when they are contractually past due for 120 days or more.

Working

Capital receivables are generally charged-off at 60 days past due.

Total portfolio

net charge-offs for the year December 31, 2020 were $32.4

million (3.43% of average total finance receivables on
an annualized basis), compared to $22.4 million (2.18%)

for 2019.

The elevated net charge-offs for 2020 were primarily driven

by
the economic impact of the COVID-19 pandemic, and we experienced our highest levels of net charge-offs in the third quarter

of
2020.

While we experienced a positive trend in net charge-off

levels in the fourth quarter, we continue to monitor

the continued
risks in our portfolio from the COVID-19 driven economic environment.

A large portion of our portfolio was part of the payment deferral modification program, as discussed above.

While 92% of those
contracts are out of the deferral period by December 31, 2020, the long-term performance of the modified portfolio remains
uncertain.

We are continually monitoring

the performance of our portfolio and assessing all related risks to ensure that our allowance estimate is sufficient to cover the expected losses from

COVID-19.

Our best estimate of the risk of future net credit
losses and the near-term uncertainty of the macro-economic environment is reflected in our allowance for loan losses of $44.2
million as of December 31, 2020.

See further discussion about the risks to our reserve estimate discussed below.
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

In particular, as of December 31, 2020, these assumptions

include our current
expectations of the future economic impacts of the COVID-19 pandemic and our current expectations for the performance of our
modified loan portfolio.

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

Years

Ended December 31, 2019 and 2018:

Provision for credit losses
.

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

Net Charge-offs.
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

Leases and Loans Modified.

In response to COVID-19, starting in mid-March 2020, we instituted a payment deferral program in order to assist our small-business
customers that request relief who are current under their existing obligations.

Our COVID-19 modification program allows for up to 6
months of deferred payments.

The below table outlines certain data on the modified population based on the net investment balance and status as of December 31,
2020.

Equip.Fin Working
and CVG Capital Total
(Dollars in thousands)
Active Modified Population:
Modified Contracts, out of deferral period
$ 94,962 $ 6,922 $ 101,884
Extended modifications in fourth quarter
9,325 — 9,325
Total Program
$ 104,287 $ 6,922 $ 111,209
% of total segment receivables
12.3% 34.6% 12.8%
Active Modification Population:
On Non Accrual as of December 31, 2020
$ 10,731 $ 846 $ 11,577
Resolved Population:
Charge-Offs of Modified Contracts, year

ended December 31, 2020
$ 2,374 $ 889 $ 3,263
Our initial deferral program in response to COVID-19 extended through

September 30, 2020, and in accordance with the interagency
guidance, loans modified were not considered TDRs and followed our general non-accrual policies with respect to their modified
terms.

This program allowed for up to 6 months of fully deferred or reduced paymen

ts.

As of December 31, 2020, 92% of our total
modified contracts, are out of the deferral period.
In the fourth quarter of 2020, the modification period of contracts was general ly extended only as part of our loss mitigation strategies
for customers with prolonged negative impacts from the pandemic.

These extended deferrals total $9.3 million at December 31, 2020, or 8% of the modified population, and the extensions generally consisted of requiring a partial payment of 25% to 50% of the original schedule, with full payment scheduled to resume in the first quarter of

2021 for 56% of the population, and the remainder in the
second quarter of 2021.

We evaluated these extended

deferrals on a program basis and concluded that these deferrals are beyond

a
short-term period, the deferrals were due to the borrower’s

financial difficulties, and the payment deferrals are a concession.

The loan

contracts were assessed as troubled debt restructurings and were put on non-accrual, and the extended lease contracts were also put on non-accrual.

The estimate of increased risk of credit loss for these contracts was assessed as discussed with the qualitative
adjustments above.

There were no defaults of these extended, troubled receivables during the year ended December 31, 2020.

Delinquency and Non-Accrual

The following table outlines the delinquency status of the Company’s portfolio as of December 31, 2020,

including information on the
population of restructured contracts, and contracts with restructure requests:

Net Investment (in thousands) Delinquency Rate by population
30 60 90+ Current Total 30 60 90+ Current Total
Equip.Finance and CVG
Restructured Portfolio $2,461 $610 $1,349 $99,867 $104,287 2.36% 0.58% 1.29% 95.77% 100%
Non-Restructured 4,425 2,169 2,453 735,916 744,963 0.59% 0.29% 0.33% 98.79% 100%
Total $6,886 $2,779 $3,802 $835,783 $849,250 0.81% 0.33% 0.45% 98.41% 100%

Net Investment (in thousands) Delinquency Rate by population
15 30 60+ Current Total 15 30 60+ Current Total
Working Capital

Restructured Portfolio $225 $550 $135 $6,012 $6,922 3.25% 7.95% 1.95% 86.85% 100%
Non-Restructured 36 56 — 13,019 13,111 0.27% 0.43% 0.00% 99.30% 100%
Total $261 $606 $135 $19,031 $20,033 1.30% 3.03% 0.67% 95.00% 100%

Contracts that are part of the payment deferral modification program are reflected in our Delinquency and Non-Accrual measures
based on their performance against their modified terms.

Equipment Finance receivables over 30 days delinquent were 159 basis points as of December 31, 2020, down 54 basis points from
September 30, 2020, and up 19 basis points from December 31,

2019. Working Capital receivable

s

over 15 days delinquent were 500
basis points as of December 31, 2020, up 107 basis points from September

30, 2020, and up 325

basis points from December 31,
2019.

A significant portion of the restructured portfolios is out of the deferral period as of December 31, 2020, and we continue to see
elevated levels of delinquency from that population as compared to the non-restructured portfolio.

The following table summarizes non-accrual leases and loans in the Company’s portfolio:
December 31,
2020 2019 2018
(Dollars in thousands)

Equipment finance and CVG
$ 13,357 $ 4,645 $ 3,115

Working capital
932 946 492

Total non-accrual leases and

loans
$ 14,289 $ 5,591 $ 3,607

As of December 31, 2020, the increase in leases and loans on non-accrual is driven by a population of $9.3 million Equipment Finance
and CVG loan modifications contracts that were further extended in the fourth quarter and were placed on non-accrual due to their risk characteristics.

Income recognition is discontinued on Equipment Finance leases or loans, including

CVG loans, when a default on monthly payment
exists for a period of 90 days or more. Income recognition resumes when the lease or loan becomes less than 30 days delinquent.

Working

Capital Loans are generally placed in non-accrual status when they are 30 days past due.

The loan is removed from non-
accrual status once sufficient payments are made

to bring the loan current and evidence of a sustained performance period as reviewed by management.

The Company has no loans 90 days or more past due that were still accruing interest for any of the periods
presented.

R
ESULTS

OF
O
PERATIONS

Comparison of the Year

s

Ended December 31, 2020 and December 31, 2019

Net income.

Net income of $0.3 million was reported for the year ended December 31, 2020

,

resulting in diluted EPS of $0.03,

compared to net
income of $27.1 million and diluted EPS of $2.20 for the year ended December

31, 2019.

This decrease in Net income was primarily
driven by:
-

$14.1 million decrease in Net interest and fee income, driven primarily by a decline in the size of our finance receivable
portfolio and lower funding needs;

-

$10.5 million increase in Provision for credit losses, driven by refining our loss estimates for expected increased credit losses
driven by the impacts of the pandemic on our portfolio.

In addition, we adopted CECL on January 1, 2020 and substantially changed the methodology for measuring the estimate of credit loss.

See further discussion of the Provision and the change in
measurement in the prior section “—Finance Receivables and Asset Quality”;

-

$19.8 million decrease in gains on leases and loans sold due to a decrease in assets sold resulting from disruptions in the
capital markets during this current economic environment;

-

$7.7 million impairments of Goodwill and intangible assets, driven by declines in the fair value of its reporting unit and
projected volumes;
Those drivers of decreases to Net income were partially offset by:
-

$10.4 million decrease in Salaries and benefits, driven primarily by lower Commissions, Incentives and the Company’s
proactive cost reduction measures;

-

$13.2 million favorable change in Income

tax (benefit),

driven primarily by lower income before taxes and a $3.3 million benefit from the remeasurement of the federal net operating losses driven by provisions of the CARES Act.

Average balances

and net interest margin.
The following table summarizes the Company’s

average balances, interest income,
interest expense and average yields and rates on major categories of interest

-earning assets and interest-bearing liabilities for the years ended December 31, 2020 and 2019.

Year Ended December 31,
2020 2019
(Dollars in thousands)
Average Average
Average Yields/ Average Yields/
Balance
(1)
Interest Rates Balance
(1)
Interest Rates
Interest-earning assets:
Interest-earning deposits with banks $ 164,132 $ 419 0.25% $ 122,762 $ 2,731 2.23%
Time deposits 10,940 193 1.77 12,272 308 2.51
Restricted interest-earning deposits with banks 6,831 9 0.13 12,231 95 0.78
Securities available for sale 10,676 207 1.94 10,495 269 2.56
Net investment in leases
(2)
863,875 75,948 8.79 936,707 84,790 9.05
Loans receivable
(2)
81,724 16,023 19.61 91,910 19,227 20.92

Total

interest-earning assets
1,138,178 92,799 8.15 1,186,377 107,420 9.05
Non-interest-earning assets:
Cash and due from banks 5,249 5,551
Allowance for loan and lease losses (50,710) (17,905)
Intangible assets 6,839 7,844
Goodwill 1,666 6,887
Operating lease right-of-use assets 8,269 7,168
Property and equipment, net 8,435 5,067
Property tax receivables 8,777 6,990
Other assets 30,383 33,944

Total

non-interest-earning assets
18,908 55,546

Total

assets
$ 1,157,086 $ 1,241,923
Interest-bearing liabilities:
Certificate of Deposits
(3)
$ 806,763 $ 17,357 2.15% $ 836,249 $ 19,999 2.39%
Money Market Deposits
(3)
45,418 239 0.53 22,870 537 2.35
Long-term borrowings
(3)
51,913 2,272 4.38 111,730 4,497 4.02

Total

interest-bearing liabilities
904,094 19,868 2.20 970,849 25,033 2.58
Non-interest-bearing liabilities:
Sales and property taxes payable 6,318 6,308
Operating lease liabilities 9,207 8,524
Accounts payable and accrued expenses 22,290 26,449
Net deferred income tax liability 24,566 26,300

Total

non-interest-bearing liabilities
62,381 67,582

Total

liabilities
966,475 1,038,430
Stockholders’ equity 190,611 203,493

Total

liabilities and stockholders’ equity
$ 1,157,086 $ 1,241,923
Net interest income $ 72,931 $ 82,388
Interest rate spread
(4)
5.95% 6.47%
Net interest margin
(5)
6.41% 6.94%
Ratio of average interest-earning assets to

average interest-bearing liabilities
125.89% 122.20%

__________________
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

(4)
Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(5)
Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

Year Ended December 31, 2020 Compared To
Year Ended December 31, 2019
Increase (Decrease) Due To:

Volume
(1)
Rate
(1)
Total
(Dollars in thousands)
Interest income:
Interest-earning deposits with banks $ 696 $ (3,008) $ (2,312)
Restricted interest-earning deposits with banks (30) (56) (86)
Time Deposits (31) (84) (115)
Securities available for sale 5 (67) (62)
Net investment in leases (6,454) (2,388) (8,842)
Loans receivable (2,046) (1,158) (3,204)

Total

interest income
(4,237) (10,384) (14,621)
Interest expense:
Certificate of Deposits (687) (1,955) (2,642)
Money Market Deposits 300 (598) (298)
Long-term borrowings (2,588) 363 (2,225)

Total

interest expense
(1,640) (3,525) (5,165)
Net interest income $ (3,258) $ (6,198) $ (9,456)

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
The following table summarizes the Company’s

net interest and fee income as a percentage of average
total finance receivables for the years ended December 31, 2020 and 2019

.

Year Ended December 31,

2020 2019
(Dollars in thousands)
Interest income

$
92,799 $ 107,420
Fee income

10,560 15,205
Interest and fee income

103,359 122,625
Interest expense

19,868 25,033
Net interest and fee income

$ 83,491 $ 97,592
Average total

finance receivables
(1)
$ 945,599 $ 1,028,617
Percent of average total finance receivables:
Interest income

9.81% 10.44%
Fee income

1.12 1.48
Interest and fee income

10.93 11.92
Interest expense

2.10 2.43
Net interest and fee margin

8.83% 9.49%

__________________

(1)
For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $14.1 million, or 14.4%, to $83.5 million for the year ended December 31, 2020 from $97.6
million for the year ended December 31, 2019.

The net interest and fee margin was 8.83% and 9.49% for the years ended

December
31, 2020 and December 31, 2019,

respectively
.

Interest income, net of amortized initial direct costs and fees, decreased

$14.6 million, or 13.6%,

to $92.8 million for the year ended
December 31, 2020 from $107.4 million for the year ended December

31, 2019.

The decrease in interest income was principally due
to an 8.1% decrease in average total finance receivables, which decreased

$83.0 million to $945.6 million at December 31, 2020 from
$1,028.6 million at December 31, 2019.

The decrease in average total finance receivables was primarily due to lower origination volume along with the customary loan repayments and charge

-offs.

The average yield on the portfolio decreased 63 basis points to
9.81%

from 10.44% in the prior year. The

weighted average implicit interest rate on new finance receivables decreased 220 basis
points to 10.66% for the year ended December 31, 2020,

from 12.86% for the year ended December 31, 2019.

The decrease was
primarily driven by a shift in mix away from higher-yield Working

Capital originations that dropped from 13.55% of originations in fiscal 2019 to 9.05% in fiscal 2020, along with a decrease of 415 basis points in the implicit yield on those Working

Capital loans
from 34.72% for the year ended December 31, 2019 to 30.57% for the year ended December 31, 2020.

Fee income was $10.6 million for the year ended December 31, 2020 and $15.2 million for the year ended December 31, 2019,

and as
a percentage of average total finance receivables, decreased 36 basis points to 1.12% for the year ended December 31, 2020 from
1.48% for the year ended December 31, 2019.

Fee income included approximately $3.7 million of net residual income for the year
ended December 31, 2019.

For 2020, after the adoption of CECL, all future cashflows from the Company’s pools of loans are
included in the measurement of the allowance, including future cashflows from net residual income.

Amounts of residual income are
presented within the rollforward of the Allowance, as discussed further in “—Finance Receivables and Asset Quality”.

Fee income also included approximately $7.1 million and $8.4 million in late fee income for the year ended December 31, 2020 and
December 31, 2019,

respectively. Late fees remained

the largest component of fee income at 0.75% as a percentage of average total
finance receivables for the year ended December 31, 2020,

compared to 0.89% for the year ended December 31, 2019.

Interest expense decreased $5.1 million to $19.9 million for the year ended December 31, 2020 from $25.0 million for the year ended
December 31, 2019,

primarily due to a decrease of $2.6 million on lower deposit balances as well as a decrease of

$1.9 million due to
the continuing paydown of outstanding long-term debt.

Interest expense, as an annualized percentage of average total finance receivables, decreased 33 basis points to 2.10% for the year ended

December 31, 2020,

from 2.43% for the year ended December 31,
2019.

The average balance of total interest-bearing liabilities was $904.1 million and $970.8 million for the years ended December 31,
2020 and December 31, 2019, respectively,

and the average interest expense on those liabilities was 2.20% and 2.58% for the years ended December 31, 2020 and December 31, 2019,

respectively.

For the year ended December 31, 2020,

average term securitization outstanding was $51.9 million at a weighted average coupon of
4.38%. For the year ended December 31, 2019,

average term securitization outstanding was $111.7

million at a weighted average
coupon of 4.02%.

Our wholly-owned subsidiary,

MBB, serves as our

primary funding source. MBB raises time deposits through a variety of sources
including: directly from customers, through the use of on-line listing services,

and through the use of deposit brokers.

At December
31, 2020,

brokered certificates of deposit represented approximately 52.1% of total deposits, while approximately 40.8% of total
deposits were obtained from

direct channels,

and 7.1% were in the brokered MMDA Product.

Gain on Sale of Leases and Loans.

Gain on sale of leases and loans decreased to $2.4 million for the year ended December

31,
2020,

from

$22.2 million for the year ended December 31, 2019,

or $19.8 million reduction in income. Assets sold decreased to

$28.3 million, for the year ended December 31, 2020 compared to

$310.4 million for the year ended December 31, 2019.

Disruptions
in the capital markets due to the impact of COVID-19 pandemic on the economic environment resulted in a lack of demand in the
syndication market since the end of the first quarter of 2020 and we retained substantially all of our origination volume on our balance
sheet.

Our sales execution decisions, including the timing, volume and frequency of such sales, depend on many factors including our
origination volumes, the characteristics of our contracts versus market requirements, our current assessment of our balance sheet
composition and capital levels, and current market conditions, among other factors.

Driven by the continued market disruptions
resulting from the COVID-19 pandemic, we may have difficulty accessing the capital market and may find decreased interest and ability of counterparties to purchase our contracts, or we may be unable to negotiate terms acceptable to us.

Insurance premiums written and earned.
Insurance

premiums written and earned declined slightly to $8.7 million for the year ended
December 31, 2020 from $8.8 million for the year ended December 31, 2019.

Other income.

Other income was $13.2 million and $13.0 million for the years ended December 31, 2020 and December 31, 2019,
respectively.

The major components

of other income are property tax income and administration fees, insurance policy fees and
syndication servicing.

Salaries and benefits expense .
The following table summarizes the Company’s

Salary and benefits expense:

Year Ended December 31,

2020 2019
(Dollars in thousands)
Salary, benefits and payroll

taxes
$
27,675 $ 28,770
Incentive compensation
4,809 8,694
Commissions
1,299 6,704
Total $ 33,783 $ 44,168

Salaries and benefits expense decreased $10.4 million, or 23.5%, to

$33.8 for the year ended December 31, 2020 from $44.2 for the year ended December 31, 2019. This change resulted from a $5.4 million decrease in Commissions due to lower origination volumes
coupled with an updated commission structure and a decrease of $3.9 million in Incentive compensation due to lower recognized
bonus and share-based compensation amounts driven by the Company’s operating results. As part of our efforts to tighten our expense base in response to COVID-19, in April 2020, we put approximately 120 employees on furlough; then in June 2020, we took steps to
permanently reduce our work force by approximately 80 employees. Our headcount is 254 at December 31, 2020,

down from 348 at
December

31, 2019
.
We recognized

Severance expense in Salary, benefits

and payroll taxes of $1.7 million in 2020, compared to $0.3
million in 2019, in connection with this workforce reduction. We recognized $2.5 million lower Salary,

benefits and payroll taxes for
the year ended December 31, 2020 as compared to the prior year primarily from our expense reduction efforts.

General and administrative expense .
The following table summarizes the Company’s

General and administrative expense.

Year

Ended December 31,

2020 2019
(Dollars in thousands)
Property taxes $
6,503
$
6,653
Occupancy and depreciation
5,392 5,492
Professional fees
4,233 4,036
Information technology
4,026 3,922
Marketing
1,126 1,744
Insurance-related
2,424 1,564
Credit bureau costs
1,404 1,532
Intangible amortization
767 929
FDIC Insurance fees
1,464 660
Acquisition-related contingent payment fair value adjustment
(1,435) —
Other G&A
5,010 6,034
General and administrative

$ 30,914 $ 32,566

General and administrative expense decreased $1.7 million, or 5.2% for the year ended December 31, 2020.

Components of the
decrease included a $1.4 million reduction to the fair value of the contingent consideration earn out liability related to our 2018
acquisition of the FFR business, driven by a forecasted decrease in projected volumes which decreases the liability for estimated
payments.

In addition, we recognized a reduction of $0.7 million Other G&A related travel and entertainment expenses due to the
travel restrictions imposed during the COVID-19 pandemic, offset by an increase of $0.8 million in FDIC insurance fees. In addition,
Occupancy and depreciation expense for the year ended December

31, 2020 includes $0.4 million of costs in connection with office lease terminations as part of our expense reduction efforts.

General and administrative expense as a percentage of average total finance receivables was 3.27% for the year ended December 31,
2020,

compared to 3.45% for the year ended December 31, 2019.

Goodwill impairment.

In the first quarter of 2020, driven by negative current events related to the

COVID-19 economic shutdown,
our market capitalization falling below book value and other related impacts, we analyzed goodwill for impairment.

We concluded
that the implied fair value of goodwill was less than it’s

carrying amount, and recognized impairment equal to the entire $6.7 million
balance in the year ended December 31, 2020.

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

Provision for income taxes.

Income tax benefit of $3.5 million was recorded for the year ended December

31, 2020, compared to an
expense of $9.7 million for the year ended December 31, 2019. Our effective tax rate, which includes a combination of federal and
state income tax rates, was approximately 110.2%

for the year ended December 31, 2020, compared to 26.4% for the year ended

December 31, 2019. The income tax benefit was primarily driven by a $3.2 million discrete benefit from certain provisions in the
CARES Act that allowed for remeasuring our federal net operating losses for carryback utilization.

Comparison of the Years

Ended December 31, 2019 and 2018

Net income.

Net income of $27.1 million was reported for the year ended December

31, 2019, resulting in diluted EPS of $2.20, compared to net income of $25.0 million and diluted EPS of $2.00 for the year ended December

31, 2018. This increase in Net income was primarily
driven by:

-

$2.1 million increase in Net interest and fee income, driven primarily by an increase in the size of our finance receivable
portfolio;

-

$13.8 million increase in gains on leases and loans sold due to increased syndication volumes;

Those drivers of increases to Net income were partially offset by:

-

$8.5 million increase in Provision for credit losses, primarily due to higher charge-offs attributed to increased delinquencies
in the second half of 2019 as well as the growth in average finance receivables and charge-offs in the fourth quarter of $0.9
million due to fraudulent activity by a single vendor partner;

-

$4.4 million higher Salaries and benefits due to an increase in personnel,

and commissions driven by increased origination
volume

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

31, 2018. This change was primarily due to origination volume continuing to exceed lease and loan repayments, asset sales and charge

-offs.

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

ended December 31, 2018.

Average balances

and net interest margin.
The following table summarizes the Company’s

average balances, interest income,
interest expense and average yields and rates on major categories of interest

-earning assets and interest-bearing liabilities for the years ended December 31, 2019 and 2018.

Year Ended December 31,
2019 2018
(Dollars in thousands)
Average Average
Average Yields/ Average Yields/
Balance
(1)
Interest Rates Balance
(1)
Interest Rates
Interest-earning assets:
Interest-earning deposits with banks $ 122,762 $ 2,731 2.23% $ 77,141 $ 1,554 2.01%
Time deposits 12,272 308 2.51 8,639 154 1.79
Restricted interest-earning deposits with banks 12,231 95 0.78 6,323 57 0.90
Securities available for sale 10,495 269 2.56 10,977 225 2.05
Net investment in leases
(2)
936,707 84,790 9.05 880,547 82,361 9.35
Loans receivable
(2)
91,910 19,227 20.92 64,041 12,674 19.79

Total

interest-earning assets
1,186,377 107,420 9.05 1,047,668 97,025 9.26
Non-interest-earning assets:
Cash and due from banks 5,551 5,551
Allowance for loan and lease losses (17,905) (15,614)
Intangible assets 7,844 2,826
Goodwill 6,887 2,727
Operating lease right-of-use assets 7,168 -
Property and equipment, net 5,067 4,134
Property tax receivables 6,990 7,491
Other assets
(3)
33,946 37,168

Total

non-interest-earning assets
55,546 44,283

Total

assets
$ 1,241,923 $ 1,091,951
Interest-bearing liabilities:
Certificate of Deposits
(4)
$ 836,249 $ 19,999 2.39% $ 756,571 $ 13,999 1.85%
Money Market Deposits
(4)
22,870 537 2.35 29,068 598 2.06
Long-term borrowings
(4)
111,730 4,497 4.02 75,180 2,817 3.75

Total

interest-bearing liabilities
970,849 25,033 2.58 860,819 17,414 2.02
Non-interest-bearing liabilities:
Sales and property taxes payable 6,308 5,796
Operating lease liabilities 8,524 -
Accounts payable and accrued expenses 26,449 18,076
Net deferred income tax liability 26,300 19,049

Total

non-interest-bearing liabilities
67,582 42,921

Total

liabilities
1,038,430 903,740
Stockholders’ equity 203,493 188,211

Total

liabilities and stockholders’ equity
$ 1,241,923 $ 1,091,951
Net interest income $ 82,388 $ 79,611
Interest rate spread
(5)
6.47% 7.24%
Net interest margin
(6)
6.94% 7.60%
Ratio of average interest-earning assets to

average interest-bearing liabilities
122.20% 121.71%

__________________
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
(5)
Interest rate spread represents the difference between

the average yield on interest-earning assets and the average rate on interest-
bearing liabilities.
(6)
Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents the components of the changes in net interest income by volume and rate.

Year Ended December 31, 2019 Compared To
Year Ended December 31, 2018
Increase (Decrease) Due To:

Volume
(1)
Rate
(1)
Total
(Dollars in thousands)
Interest income:
Interest-earning deposits with banks $ 1,000 $ 177 $ 1,177
Time Deposits 78 76 154
Restricted interest-earning deposits with banks 47 (9) 38
Securities available for sale (10) 54 44
Net investment in leases 5,141 (2,712) 2,429
Loans receivable 5,794 759 6,553

Total

interest income
12,600 (2,205) 10,395
Interest expense:
Certificate of Deposits 1,588 4,412 6,000
Money Market Deposits (139) 78 (61)
Long-term borrowings 1,459 221 1,680

Total

interest expense
2,421 5,198 7,619
Net interest income $ 9,989 $ (7,213) $ 2,776

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

$ 107,420 $ 97,025
Fee income

15,205 15,843
Interest and fee income

122,625 112,868
Interest expense

25,033 17,414
Net interest and fee income

$ 97,592 $ 95,454
Average total

finance receivables
(1)
$ 1,028,617 $ 944,588
Percent of average total finance receivables:
Interest income

10.44% 10.27%
Fee income

1.48 1.68
Interest and fee income

11.92 11.95
Interest expense

2.43 1.84
Net interest and fee margin

9.49% 10.11%

__________________

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

$84.0 million to $1,028.6 million at December 31, 2019 from
$944.6 million at December 31, 2018. The increase in average total finance receivables was primarily due to origination volume
continuing to exceed lease and loan repayments, asset sales and charge

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

31, 2018.

Assets sold grew to $310.4 million, for 2019
compared to $139.0 million for 2018.

We rely on the sale of finance

receivables to third parties in the capital markets as an important source of our liquidity and use such sales to manage the size and composition of our balance sheet and capital levels.

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

Salaries and benefits expense .
The following table summarizes the Company’s

Salary and benefits expense:

Year Ended December 31,

2019 2018
(Dollars in thousands)
Salary and benefits $
28,770 $ 25,126
Commissions
6,704 5,817
Incentive compensation
8,694 8,807
Salaries and benefits $ 44,168 $ 39,750

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

General and administrative expense .
The following table summarizes the Company’s

General and administrative expense:

Year Ended December 31,
2019 2018
(Dollars in thousands)
Property taxes $
6,653
$
634
Occupancy and depreciation
5,492 4,419
Professional fees
4,036 3,834
Information technology
3,922 3,826
Marketing
1,744 1,857
Insurance-related
1,564 1,691
Credit bureau costs
1,532 839
Intangible amortization
929 378
FDIC Insurance fees
660 1,070
Other G&A
6,034 6,367
General and administrative

$ 32,566 $ 24,915

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

Year Ended December 31,

2020 2019 2018
(Dollars in thousands)
Average total

finance receivables

$ 945,599 $ 1,028,617 $ 944,588
Salaries and benefits expense

33,783 44,168 39,750
General and administrative expense

30,914 32,566 24,915
Efficiency ratio
(1)
67.19% 54.18% 55.32%
Percent of average total finance receivables:

Salaries and benefits

3.57% 4.29% 4.21%

General and administrative

3.27% 3.17% 2.64%

________________
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

  •   FDIC - insured   deposits;
  •   sales   and   syndications   of   leases   and   loans;
  •   borrowings   under   various   bank   facilities;
  •   financing   of   leases   and   loans   in   various   warehouse   facilities   (all   of   which   have   been   repaid   in   full);   and
  •   financing   of   leases   through   term   note   securitizations.

As a result

of the uncertainties

surrounding the

actual and potential

impacts of

COVID-19 on

our business and

financial condition,

in
the first quarter

of 2020 we

raised additional liquidity

through the issuance

of FDIC-insured deposits

and we increased

our borrowing
capacity

at

the

Federal

Reserve

Discount

Window.

We

have

continued

to

proactively

manage

our

funding

sources

in

response

to
changing conditions in this economic climate.

We

primarily

fund

new originations

through

the issuance

of

FDIC-insured

deposits issued

by our

wholly-owned

subsidiary,

Marlin
Business Bank

(“MBB”). MBB is

a Utah state-chartered,

Federal Reserve member

commercial bank. As

such, MBB is

supervised by
both the

Federal Reserve

Bank of

San Francisco

and the

Utah Department

of Financial

Institutions. See

further discussion

under “--
Bank Capital and

Regulatory Oversight
”.

Deposits issued by MBB

represent our primary

funding source for new

originations. MBB
receives time deposits

through a

variety of sources

including: directly

from customers, through

the use of

on-line listing services,

and
through the use of deposit brokers.

We have relied

on the sale of finance receivables to third parties in the capital markets as a potential source of our liquidity.

Among
other attributes, the syndication program enables us to better manag

e

the overall size and composition of our portfolio in terms of returns, credit risk and exposure to particular industries, geographies and asset classes.

Our asset syndication program activity
decreased for the year ended December 31, 2020,

and we sold

$28.3 million of assets that generated an immediate net pre-tax gain on sale of $2.4 million.

In comparison, for the year ended December 31, 2019,

we sold

$310.4 million of assets for pre-tax gain on sale
of

$22.2 million. The decreased syndication volume in 2020 as compared to 2019 is due to disruptions in the capital markets due to
the impact of COVID-19 pandemic on the economic environment resulting in a lack of demand in the syndication market.

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

As of
December 31, 2020,

we were servicing a loan and lease portfolio of approximately $230 million for others.

We have $30.8

million of long-term borrowings remaining as of December 31, 2020 under an asset-backed term note securitization
that was originated in 2018.

From other bank facilities, at December 31, 2020,

we have approximately $25.0 million of available
borrowing capacity in addition to available cash and cash equivalents of $135.7 million. This amount excludes additional liquidity that may be provided by the issuance of insured deposits through MBB and additional borrowing capacity under the Federal Reserve
Discount Window.

Our debt to equity ratio was 3.87 to 1 at December 31, 2020 and 4.26 to 1 at December 31, 2019.

On October 29, 2020, Marlin Business Services Corp. declared its thirty-seventh consecutive regular quarterly dividend. The dividend of $0.14 per share of common stock was paid on November 19, 2020 to

holders of our common stock as of November 9, 2020.

Net cash provided by investing activities was $117.2

million for the year ended December 31, 2020,

compared to net cash used in
investing activities of $38.0 million for the year ended December

31, 2019 and $126.9 million for the year ended December 31, 2018.
The increase in cash flow from investing activities in 2020 as compared to 2019 is primarily due to a decrease of $432.1 million in
purchases of equipment for sales-type lease contracts and funds used to originate loans offset by a decrease of $242.2 million in proceeds from sale of leases originated for investment and decreased principa

l

collections on leases and loans of $46.0 million.

The
increase in cash flows from investing activities from 2018 to 2019 is primarily due to an increase of $138.6 million in proceeds from
sale of leases originated for investment and increased principal collections on leases and loans of $40.8 million, offset by an increase
of $94.1 million in purchases of equipment for sales-type lease contracts and funds used to originate loans.

Net cash used in financing activities was $166.8 million for the year ended December 31, 2020,

compared to net cash used in
financing activities of $5.6 million for the year ended December 31, 2019 and net cash provided by financing activities of $86.6
million for the year ended December 31, 2018.

The decrease in cash flows from financing activities from 2019 to 2020 is primarily due to a $192.2 million net decrease in deposits driven by lower funding requirements for the portfolio, offset by a decrease of $28.9 million in term securitization repayments. The decrease in financing activities from 2018 to 2019 is primarily due to the net proceeds of $151.2 million received in 2018 from our asset backed securitization and $74.7 million in term securitization repayments in the
current year,

offset by a $136.9 million net increase in deposits.

Additional liquidity is provided by our cash flow from operations. Net cash provided by operating activities for the years

ended
December 31, 2020,

2019 and 2018 was $60.0 million, $62.4 million and $84.4 million, respectively.

The operating results of our
business are impacted by significant non-cash activities which include the recognition of provision for credit losses and depreciation and amortization, including the amortization of deferred initial direct costs and fees.

For 2020, the operating results also included
non-cash activities related to the recognition of impairment for goodwill and intangible assets.

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
We primarily

fund our originations and growth using certificates of deposit issued through MBB. Total cash and cash equivalents
available as of December 31, 2020 totaled $135.7 million compared to

$123.1 million at December 31, 2019.

Time Deposits with Banks.

Time deposits with banks are primarily

composed of FDIC-insured certificates of deposits that have
original maturity dates of greater than 90 days. Generally,

the certificates of deposits have the ability to redeem early,

however, early
redemption penalties

may be incurred. Total

time deposits as of December 31, 2020 and December 31, 2019 totaled $6.0 million

and
$12.9 million, respectively.

Restricted Interest-earning Deposits with Banks .

As of December 31, 2020 and 2019,

$4.7 million and $6.7 million, respectively,
was classified as restricted interest-earning deposits with banks consisted of funds in a trust account related to our secured debt
facility.

Borrowings.
Our primary borrowing relationships may require the pledging of eligible lease and loan receivables to secure amounts
advanced.

We had $30.8 million

outstanding secured borrowings at December 31, 2020 and $76.6 million at December 31, 2019.
Borrowings outstanding consist of the following:

For the Twelve Months

Ended December 31, 2020
As of December 31, 2020
Maximum
Maximum Month End Average Weighted Weighted
Facility Amount Amount Average Amount Average Unused
Amount

Outstanding

Outstanding

Rate
(3)
Outstanding

Rate
(2)
Capacity
(1)
(Dollars in thousands)
Federal funds purchased $ 25,000 $ — $ — —
%
$ — —
%
$ 25,000
Revolving line of credit — — — —
%
— —
%
—
Term note securitizations
(4)
— 71,721 51,913 4.38
%
30,800 3.89
%
—
$ 25,000 $ 51,913 $ 30,800 $ 25,000

__________________

(1)
Does not include MBB’s access to the

Federal Reserve Discount Window,

which is based on the amount of assets MBB chooses
to pledge. Based on assets pledged at December 31, 2020,

MBB had $50.9 million in unused, secured borrowing capacity at the
Federal Reserve Discount Window.

Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.
(2)
Does not include transaction costs.
(3)
Includes transaction costs.
(4)
Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.

Federal Funds Line of Credit with Correspondent Bank .   MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of federal funds. The amount that can be drawn against the line is limited to
$25.0 million.

Federal Reserve Discount Window.
In addition, MBB has received approval to borrow from the Federal

Reserve Discount Window
based on the amount of assets MBB chooses to pledge. MBB had $50.9 million in unused, secured borrowing capacity at the Federal
Reserve Discount Window,

based on $56.7 million of net investment in leases pledged at December 31,

2020.

Term Note

Securitizations.
On July 27, 2018 we completed a $201.7 million asset-backed term securitization. This transaction was
Marlin's eleventh term securitization and its first since 2010. It provides the company with fixed-cost borrowing with the objective of
diversifying its funding sources.

As with all prior securitizations, this transaction was recorded as an “on-balance sheet” transaction
and the financing is recorded in long-term borrowings in the Consolidated

Balance Sheet.

At December 31, 2020 outstanding term securitizations amounted to $30.8 million with $76.6 million outstanding at December 31,
2019.

As of December 31, 2020, $32.9 million of minimum lease payments receivable and $4.7 million of restricted interest-earning
deposits are assigned as collateral for the term note securitization.

The July 27, 2018, term note securitization is summarized below
:
Outstanding
Notes Balance Final
Original

Originally

as of
Maturity

Coupon

Issued December 31, 2020 Date Rate
(Dollars in thousands)
2018 — 1

Class A-1

$ 77,400 $ — July 2019 2.55%

Class A-2

55,700 — October 2020 3.05

Class A-3

36,910 — April 2023 3.36

Class B
10,400 $9,560 May 2023 3.54

Class C
11,390 $11,390 June 2023 3.70

Class D
5,470 $5,470 July 2023 3.99

Class E
4,380 $4,380 May 2025 5.02
Total Term

Note Securitizations
$ 201,650 $ 30,800 3.05%
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

At December 31, 2020,

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

At December 31, 2020,

MBB’s Tier 1 leverage

ratio, common equity Tier 1 risk-based ratio, Tier

1 risk-based capital ratio and total
risk-based capital ratio exceeded the requirements for well-capitalized status.

Further, MBB exceeded the requirement

for “well
capitalized” status pursuant to the FDIC Agreement entered into in conjunction with the opening of the bank.
At December 31, 2020,

Marlin Business Services Corp.’s Tier

1 leverage ratio, common equity Tier 1 risk based ratio,

Tier 1 risk-
based capital ratio and total risk-based capital ratio exceeded the requirements for well-capitalized status.

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

Information on Stock Repurchases is provided in “Part II, Item 5, Market for

Registrant’s Common Equity,

Related Stockholder
Matters and Issuer Purchases of Equity Securities,” herein.

Items Subsequent to December 31, 2020

The Company declared a dividend of $0.14 per share on January 28,

2021. The quarterly dividend, which amounted to a dividend
payment of approximately $1.7 million, was paid on February 18, 2021 to shareholders of record on the close of business on February
8, 2021.

It represents the Company’s thirty-eighth

consecutive quarterly cash dividend.

The

Federal

Reserve

Board

has

issued

policy

statements

which

provide

that,

as

a

general

matter,

insured

banks

and

bank

holding
companies should pay dividends

only out of current

operating earnings. Payment of

dividends by Marlin Business Services

Corp., and
by   MBB   to   Marlin   Business   Services   Corp.,   are   also   subject   to   the   regulatory   requirements   and   restricti ons   described   in   the
“Supervision and Regulation” portion of Item 1 of Part I of this Form 10

-K.

The

payment

of future

dividends

will be

subject

to

approval

by

the

Company’s

Board

of Directors

and

will.

also

depend

upon

our
earnings, financial

condition, capital

requirements, cash

flow,

long-range plans

and such

other factors

as our

Board of

Directors may
deem relevant.

Contractual Obligations

In addition to our scheduled maturities on our deposits, we have future cash obligations under various types of contracts. We

lease
office space and office equipment under

long-term operating leases. The contractual obligations under our certificates of deposits,
credit facilities, operating leases, agreements and commitments under non-cancelable contracts as of December 31, 2020 were as
follows:

Contractual Obligations as of December 31, 2020
Certificates Contractual

of

Interest Operating

Period Ending December 31, Deposits
(1)
Borrowings

Payments
(2)
Leases

Total

(Dollars in thousands)
2021 $ 320,093 $ 22,218 $ 9,895 $ 896 $ 353,102
2022 175,691 8,582 4,520 706 189,499
2023 98,712 — 2,037 661 101,410
2024 53,178 — 520 626 54,324
2025 29,087 — 75 656 29,818
Thereafter — — — 5,155 5,155
Total $ 676,761 $ 30,800 $ 17,047 $ 8,700 $ 733,308

________________________

(1)

Money market deposit accounts are not included. As of December

31, 2020,

money market deposit accounts totaled

$52.8
million.
(2)

Includes interest on certificates of deposits and borrowings.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements requiring

disclosure at December 31, 2020.

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

-rate MMDA Product at MBB.

Our earnings are sensitive to fluctuations in interest rates. Since the Company has no outstanding variable-rate borrowings as of
December 31, 2020,

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

Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities,

revenues and expenses and affect related disclosure

of contingent assets
and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including credit losses, residuals,
initial direct costs and fees, other fees, the fair value of financial instruments,

insurance reserves and the realization of deferred tax
assets. We base our

estimates on historical experience and on various other assumptions that are believed to be reasonable under the
circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments and
uncertainties. Our consolidated financial statements are based on the selection and application of critical accounting policies, the most
significant of which are described below.

Allowance for credit losses
.

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
We maintain an

allowance for credit losses at an amount that takes into consideration all future cashflows that we expect to receive or
derive from the pools of contracts, including recoveries after charge

-off, amounts related to initial direct cost and origination costs net of fees deferred, and certain future cashflows from residual assets.

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

We evaluate our

deferred tax assets quarterly to determine if adjustments to our valuation allowance are
required based on the consideration of all available evidence, using a "more likely than not" standard with respect to whether deferred
tax assets will be realized.

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

We record

penalties and accrued interest related to taxes in income tax expense.

Uncertain tax positions (including interest and
penalties) are recognized when we believe it is more likely than not that the tax position will be upheld on examination by the taxing
authorities based on merits of the position.

As of December 31, 2020 and 2019,

there are no unrecognized tax positions.

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

Starting with the January 1, 2020 adoption of CECL, the measurement of any expected future cashflows from residuals, including both estimated income after the end of term or any potential gain or loss on the sale of the asset, are included as a component of the
expected cashflows of the pool of contracts when measuring the allowance for credit losses.

These amounts would be recognized in
the Provision for credit losses in the statement of operations.

Historical realization statistics are used to develop the estimated cashflows from residuals,

including lease renewals and equipment sales.

Any such positive expected cashflows, would offset the
allowance for the related leases,

but limited to reducing such estimated credit losses for the pool to zero.

Any estimated cashflows that
may represent a loss in value would increase the estimate of credit loss.

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

Company’s internal control over financial

reporting as of December 31, 2020.

In
making its assessment of internal control over financial reporting,

management used the criteria set forth by the Committee of
Sponsoring Organizations (“COSO”) of the Treadway

Commission in
Internal   Control — Integrated Framework (2013).

Management has concluded that, as of December 31, 2020,

the Company’s internal control over

financial reporting was effective
based on the criteria set forth by the COSO of the Treadway

Commission in
Internal Control — Integrated   Framework (2013).

The effectiveness of our internal control over financial

reporting as of December 31, 2020 has been audited by Deloitte & Touche
LLP,

an independent registered public accounting firm, as stated in their report,

which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Marlin Business Services Corp.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marlin Business Services Corp. and subsidiaries (the
"Company") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013)

issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the consolidated

financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 5, 2021, expressed an unqualified opinion on those financial statements and included an explanatory
paragraph regarding the Company’s adoption of accounting standards update (ASU) 2016-13: Financial Instruments - Credit
Losses: Measurement of Credit Losses on Financial Instruments (CECL)
.

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

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 5, 2021

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Index to Consolidated Financial Statements

  Page   No.

Report of Independent Registered Public Accounting Firm

................................................................

.................................. 65

Consolidated Balance Sheets

................................................................

................................................................

................. 67

Consolidated Statements of Operations

................................................................

................................................................

68

Consolidated Statements of Comprehensive Income

................................................................

............................................ 69

Consolidated Statements of Stockholders’ Equity

................................................................

................................................. 70

Consolidated Statements of Cash Flows

................................................................

................................................................

71

Notes to Consolidated Financial Statements

................................................................

.......................................................... 73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Marlin Business Services Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marlin Business Services Corp. and subsidiaries (the
"Company") as of December 31, 2020 and 2019 the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations
and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013)

issued by the Committee of Sponsoring Organizations of the Treadway
Commission and our report dated March 5, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the
allowance for credit losses in 2020 due to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):
Measurement of Credit Losses on Financial Instruments ( “CECL” ) .

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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit and risk committee and that (1) relates to accounts or
disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a

critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses —Equipment Finance Portfolio Segment — Refer to Notes 2 and 7 to the consolidated financial
statements.
Critical Audit Matter Description

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

The Company’s measurement of the allowance for credit losses specific to its Equipment Finance portfolio segment is based on its own historical loss experience
.

T
he Company then selects certain economic variables to reference for its forecast about the future, specifically the unemployment rate and the rate of business bankruptcies. The Company utilized probability weighted alternate economic forecast scenarios to determine a qualitative adjustment to address the continued risks from
the uncertainty in the pandemic-related economic environment and uncertainty of the portfolio’s performance in those conditions.

The Company’s methodology reverts from the forecast data to its own loss data adjusted for the long-term average of the referenced economic variables, on a straight-line basis.

Management applied judgment in developing assumptions to adjust their historical losses for the Equipment Finance portfolio to account for changes in the economic environment, including the selection of certain economic variables to reference,

the
forecast period of such variables and the probability weighting of alternate economic forecast scenarios.

Auditing the
assumptions utilized to adjust historical losses to account for changes in the economic environment involved a high degree of
auditor judgment and required specialized knowledge and significant effort, including the need to involve credit specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the adjustments made to adjust the Company’s historical losses for the Equipment Finance portfolio segment within the Company’s estimate of its allowance for credit losses, included the following, among others:
●

We tested the effectiveness of management's internal controls over the allowance for credit losses, including controls covering the key assumptions and judgments used within the calculation.

●

We evaluated the appropriateness of the methodology and the reasonableness of probability weighted alternate economic factors and assumptions used in the allowance for credit loss calculation.

●

We evaluated the appropriateness and consistency of the methods and assumptions used by management to develop the qualitative adjustment, including comparing actual losses incurred to management’s historical estimates,
evaluating external economic and industry trends, and benchmarking against peers.

●

We tested the arithmetic accuracy of the allowance for credit loss calculation.

●

We involved credit specialists to assist us in evaluating the Company’s development of the Equipment Finance portfolio segment CECL model.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 5, 2021

We have served as the Company’s auditor since 2005.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
CONSOLIDATED

BALANCE SHEETS
The accompanying notes are an integral part of the consolidated financial statements.

December 31,
2020 2019
(Dollars in thousands, except per-share
data)
ASSETS
Cash and due from banks
$
5,473
$
4,701
Interest-earning deposits with banks

130,218
118,395
Total cash and cash

equivalents
135,691
123,096
Time deposits with banks
5,967
12,927
Restricted interest-earning deposits related to consolidated

VIEs
4,719
6,931
Investment securities (amortized cost of $
11.5

million and $
11.1

million at
December 31, 2020 and

December 31, 2019, respectively)
11,624
11,076
Net investment in leases and loans:

Leases

337,159
426,608
Loans
532,125
601,607
Net investment in leases and loans, excluding allowance for credit losses
(includes $
30.4

million and $
76.1

million at December 31, 2020 and December 31, 2019,
respectively, related

to consolidated VIEs)
869,284
1,028,215
Allowance for credit losses
(44,228)
(21,695)
Total net investment

in leases and loans
825,056
1,006,520
Intangible assets
5,678
7,461
Goodwill
—
6,735
Operating lease right-of-use assets

7,623
8,863
Property and equipment, net
8,574
7,888
Property tax receivables
6,854
5,493
Other assets
10,212
10,453
Total assets
$
1,021,998
$
1,207,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
$
729,614
$
839,132
Long-term borrowings related to consolidated VIEs
30,665
76,091
Operating lease liabilities
8,700
9,730
Other liabilities:

Sales and property taxes payable
6,316
2,678

Accounts payable and accrued expenses
27,734
34,028

Net deferred income tax liability
22,604
30,828
Total liabilities
825,633
992,487
Commitments and contingencies (Note 12)
Stockholders’ equity:

Preferred Stock, $
0.01

par value;
5,000,000

shares authorized; none issued
—
—

Common Stock, $
0.01

par value;
75,000,000

shares authorized;
11,974,530

and
12,113,585

shares issued and outstanding at December 31, 2020 and

December 31, 2019, respectively
120
121

Additional paid-in capital
76,323
79,665

Accumulated other comprehensive income (loss)
69
58

Retained earnings
119,853
135,112

Total stockholders’

equity
196,365
214,956
Total liabilities and stockholders’

equity
$
1,021,998
$
1,207,443

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS

OF OPERATIONS

The accompanying notes are an integral part of the consolidated financial statements.

Year Ended December 31,

2020 2019 2018
(Dollars in thousands, except per-share data)
Interest income $
92,799
$
107,420
$
97,025
Fee income
10,560
15,205
15,843
Interest and fee income
103,359
122,625
112,868
Interest expense
19,868
25,033
17,414
Net interest and fee income
83,491
97,592
95,454
Provision for credit losses
38,509
28,036
19,522
Net interest and fee income after provision for credit losses
44,982
69,556
75,932
Non-interest income:

Gain on leases and loans sold
2,426
22,210
8,363

Insurance premiums written and earned
8,677
8,796
8,087

Other income

13,237
13,025
4,984

Non-interest income
24,340
44,031
21,434
Non-interest expense:

Salaries and benefits
33,783
44,168
39,750

General and administrative
30,914
32,566
24,915
Goodwill impairment
6,735
—
—
Intangible asset impairment
1,016
—

—

Non-interest expense
72,448
76,734
64,665

(Loss) income before income taxes
(3,126)
36,853
32,701
Income tax (benefit) expense
(3,468)
9,737
7,721

Net income
$
342
$
27,116
$
24,980
Basic earnings per share $
0.03
$
2.21
$
2.01
Diluted earnings per share $
0.03
$
2.20
$
2.00

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

The accompanying notes are an integral part of the consolidated financial statements.

Year Ended December 31,
2020 2019 2018
(Dollars in thousands)
Net income $
342
$
27,116
$
24,980
Other comprehensive income:

Reclassification due to adoption of ASU 2016-01, ASU 2018-02 and ASU 2018-03
—
—
107

Net change in unrealized gain (loss) on securities available for sale
15
138
(7)

Tax effect
(4)
(36)
(48)
Total other comprehensive

income
11
102
52

Comprehensive income
$
353
$
27,218
$
25,032

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

The accompanying notes are an integral part of the consolidated financial statements.

Accumulated

Common Additional
Other
Total

Common Stock Paid-In Comprehensive Retained Stockholders’
Shares
Amount

Capital

Income (Loss)
Earnings

Equity

(Dollars in thousands)
Balance, December 31, 2017
12,449,458
$
124
$
82,586
$
(96)
$
97,035
$
179,649

Issuance of common stock
18,076
—
401
—
—
401

Repurchase of common stock
(111,910)
—
(2,908)
—
—
(2,908)

Exercise of stock options
909
—
23
—
—
23
Stock issued in connection with
restricted stock and RSU's, net of forfeitures
11,191
— — — — —

Stock-based compensation recognized
—
—
3,394
—
—
3,394

Net change in unrealized gain/loss on

securities available for sale, net of tax
—
—
—
(5)
—
(5)

Net income

—
—
—
—
24,980
24,980

Impact of adoption of new accounting

standards
(1)
—
—
—
57
(57)
—
Cash dividends paid ($
0.56

per share)
—
—
—
—
(7,023)
(7,023)
Balance, December 31, 2018
12,367,724
$
124
$
83,496
$
(44)
$
114,935
$
198,511

Issuance of common stock
18,458
—
410
—
—
410

Repurchase of common stock
(317,427)
(3)
(7,320)
—
—
(7,323)
Stock issued in connection with
restricted stock and RSU's, net of forfeitures
44,830
— — — — —

Stock based compensation recognized
—
—
3,079
—
—
3,079

Net change in unrealized gain/loss on

securities available for sale, net of tax
—
—
—
102
—
102

Net income

—
—
—
—
27,116
27,116
Cash dividends paid ($
0.56

per share)
—
—
—
—
(6,939)
(6,939)
Balance, December 31, 2019
12,113,585
$
121
$
79,665
$
58
$
135,112
$
214,956

Issuance of common stock
14,891
—
120
—
—
120

Repurchase of common stock
(306,291)
(3)
(4,700)
—
—
(4,703)
Stock issued in connection with
restricted stock and RSU's, net of forfeitures
152,345
2
(2)
—
—
—

Stock based compensation recognized
—
—
1,240
—
—
1,240

Net change in unrealized gain/loss on

securities available for sale, net of tax
—
—
—
11
—
11

Net income

—
—
—
—
342
342

Impact of adoption of new accounting

standards
(2)
—
—
—
—
(8,877)
(8,877)
Cash dividends paid ($
0.56

per share)
—
—
—
—
(6,724)
(6,724)
Balance, December 31, 2020
11,974,530
$
120
$
76,323
$
69
$
119,853
$
196,365
(1)

Represents the impact of Accounting Standards Update ("ASU")

2016-01, ASU 2018-02 and ASU 2018-03
(2)

Represents the impact of Accounting Standards Update ("ASU")

2016-13 and related ASUs collectively referred to as "CECL".

See Note 2 to the consolidated financial statements

for more information

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS

OF CASH FLOWS
The accompanying notes are an integral part of the consolidated financial statements.

Year Ended December 31,

2020 2019 2018
(Dollars in thousands)
Cash flows from operating activities:
Net income

$
342
$
27,116
$
24,980

Adjustments to reconcile net income to net cash provided

by operating

activities:

Depreciation and amortization
3,928
4,065
3,146

Stock-based compensation
1,240
3,079
3,394

Impairment of goodwill and intangible assets
7,751
—
—

Change in fair value of equity securities
(78)
(104)
75

Provision for credit losses
38,509
28,036
19,522

Change in net deferred income tax liability
(5,197)
8,233
5,821

Amortization of deferred initial direct costs and fees
12,109
14,846
13,361

Loss on equipment disposed
117
1,819
1,219

Gain on leases sold
(2,426)
(22,210)
(8,363)

Leases originated for sale
(4,383)
(62,371)
(17,436)

Proceeds from the sale of leases originated for sale
4,624
64,751
18,069

Noncash lease expense
1,423
1,201
—

Adjustment to value of contingent consideration
(1,435)
250
—

Effect of changes in other operating items:

Other assets
(1,746)
(1,574)
16,942

Other liabilities
5,213
(4,717)
3,651
Net cash provided by operating activities
59,991
62,420
84,381
Cash flows from investing activities:

Net change in time deposits with banks
6,960
(3,268)
(1,549)

Purchases of equipment for lease contracts and funds

used to originate loans
(385,487)
(816,834)
(722,745)

Principal collections on leases and loans
471,307
517,338
476,533

Proceeds from sale of leases originated for investment
25,663
267,874
129,290

Security deposits collected, net of refunds
(204)
(246)
(210)

Proceeds from the sale of equipment
2,365
2,654
3,120

Acquisitions of property and equipment
(2,973)
(5,657)
(1,836)

Acquisition of businesses
—
—
(10,000)

Purchases of investment securities
(1,090)
(512)
(287)

Principal payments received on investment securities
613
610
752
Net cash provided by (used in) investing activities

117,154
(38,041)
(126,932)
Cash flows from financing activities:

Net change in deposits
(109,518)
83,356
(53,539)

Term securitization

advances
—
—
201,650

Term securitization

repayments
(45,769)
(74,670)
(50,417)

Business combinations earn-out consideration payments
(194)
(461)
—

Issuances of common stock

120
410
401

Repurchases of common stock
(4,703)
(7,323)
(2,908)

Dividends paid
(6,698)
(6,865)
(6,936)

Exercise of stock options
—
—
23

Debt issuance costs
—
—
(1,668)
Net cash (used in) provided by financing activities
(166,762)
(5,553)
86,606
Net increase in total cash and cash equivalents
10,383
18,826
44,055
Total cash, cash equivalents

and restricted cash beginning of period
130,027
111,201
67,146
Total cash, cash equivalents

and restricted cash end of period
$
140,410
$
130,027
$
111,201

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS

OF CASH FLOWS
The accompanying notes are an integral part of the consolidated financial statements.

Year Ended December 31,

2020 2019 2018
(Dollars in thousands)
Supplemental disclosures of cash flow information:

Cash paid for interest on deposits and borrowings
$
19,457
$
23,535
$
16,130

Net cash paid (refunds received) for income taxes
$
(5,312)
$
2,574
$
(12,634)

Leases transferred into held for sale from investment
$
23,460
$
248,044
$
121,559
Supplemental disclosures of non-cash investing activities:

Business combinations assets acquired
$
—
$
—
$
3,376

Purchase of equipment for lease contracts and loans originated
$
2,063
$
6,916
$
8,588
Reconciliation of cash, cash equivalents and restricted cash to the consolidated
balance sheets

Cash and cash equivalents
$
135,691
$
123,096
$
97,156

Restricted Cash
4,719
6,931
14,045
Cash, cash equivalents and restricted cash at end of period $
140,410
$
130,027
$
111,201

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
Pennsylvania

on
August 5, 2003
. In May 2000 , we established AssuranceOne, Ltd., a Bermuda-based , wholly-owned captive insurance subsidiary (“Assurance One”), which enables us to reinsure the property insurance coverage for the equipment financed by
Marlin Leasing Corporation (“MLC”) and Marlin Business Bank (“MBB”)

for our small business customers. Effective
March 12,
2008
, the Company opened MBB, a commercial bank chartered by the State of
Utah

and a member of the Federal Reserve System.
MBB serves as the Company’s primary

funding source through its issuance of Federal Deposit Insurance Corporation

(“FDIC”)-
insured deposits.

In
January 2017
, we completed the acquisition of Horizon Keystone Financial (“HKF”), an equipment leasing
company which identifies and sources lease and loan contracts for investor partners for a fee. On
September 19, 2018
, the Company
completed the acquisition of Fleet Financing Resources (“FFR”), a leading provider of equipment finance credit products specializing
in the leasing and financing of both new and used commercial vehicles, with an emphasis on livery equipment and other types of
commercial vehicles used by small businesses.

References

to

the

“Company,”

“Marlin,”

“Registrant,”

“we,” “us”

and

“our” herein

refer

to

Marlin

Business

Services

Corp.

and

its
wholly-owned subsidiaries, unless the context otherwise requires.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the

Company and its wholly-owned subsidiaries. The Company has
one
reportable segment, which includes the Company’s

commercial lending and leasing products and related services, including equipment loans and leases, property insurance on leased equipment,

and working capital loans. All intercompany accounts and
transactions have been eliminated in consolidation.

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

Fair value measurement is based upon quoted prices in
active markets, if available. If quoted prices in active markets are not available,

fair values are based on prices obtained from third-
party pricing vendors. See Note 15 for more information on fair value measurement of securities.

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

Starting with the January 1, 2020 adoption of CECL, any
amount of the total other-than-temporary impairment relating to credit loss will be recognized as an allowance for credit losses and will be recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in
other comprehensive income.

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

For 2019 and prior, the Company periodically

assessed the residual assets for impairment, and recognized subsequent collections of
residual income after end of term, or any gain/loss on disposition of the asset, in fee income as net residual income.

Starting with the January 1, 2020 adoption of CECL, the measurement of any expected future cashflows from residuals, including both estimated income after the end of term or any potential gain or loss on the sale of the asset, are included as a component of the
expected cashflows of the pool of contracts when measuring the allowance for credit losses.

These amounts would be recognized in
the Provision for credit losses in the statement of operations.

Historical realization statistics are used to develop the estimated cashflows from residuals, including lease renewals and equipment sales.

Any such positive expected cashflows, would offset the
allowance for the related leases, but limited to reducing such estimated credit losses for the pool to zero.

Any estimated cashflows that
may represent a loss in value (or asset value measured below book value)

would increase the estimate of credit loss through the
allowance.

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

Allowance for Credit Losses

The Company adopted CECL, or ASU 2016-13,
Financial Instruments - Credit Losses (Topic

326): Measurement of Credit

Losses on
Financial Instrument and related amendments,   on January 1, 2020, which
resulted in significant changes to the company’s

allowance
measurement.

See further discussion under “—
Recently Adopted Accounting Standards”
.

The following allowance discussion
outlines the accounting policy under CECL as of and for the year ended

December 31, 2020 separately from the incurred loss
measurement that was effective for 2019 and years prior.

CECL Measurement – 2020.

As of January 1, 2020, the Company maintains
an allowance, or estimate of credit losses for the life of
each contract,

recognized immediately upon the origination of a loan or lease, and the estimate will be adjusted in each subsequent
reporting period.

This estimate of credit losses takes into consideration all cashflows the Company expects to receive or derive from
the pools of contracts, including recoveries after charge

-off, amounts related to initial direct cost and origination costs net of fees deferred, accrued interest receivable and certain future cashflows from residual assets.

The provision for credit losses recognized in the Consolidated Statements of Operations under CECL is primarily driven by
originations, offset by the reversal of the allowance for

any contracts sold, plus any amounts of realized cashflows, such as charge-
offs, above or below our modeled estimates, plus adjustments for changes in estimate each subsequent reporting period.

The Company has established a systematic methodology to measure the estimated credit losses inherent in its current portfolio, over the entire life of the contracts, and this methodology will be consistently applied

.

The Company assesses the appropriate collective, or
pool, basis to use to aggregate its portfolio based on the existence of similar risk characteristics and determined that its measurement
begins by separately considering segments of financing receivables,

which is similar to how it has historically analyzed its allowance for credit losses: (i) equipment finance leases and loans; (ii) working capital loans; (iii) commercial vehicles “CVG”; and (iv)
Community Reinvestment Act loans.

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

Incurred Loss Method – 2019 and prior.

For the year ended December 31, 2019 and prior,

the Company maintained an allowance
for credit losses under the incurred loss method, at an amount sufficient to absorb losses inherent in our existing lease and loan
portfolios as of the reporting dates based on our projection of probable net credit losses.

Each segment generally considers both quantitative and qualitative factors in determining the allowance for credit losses:

●

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

●

For the CVG and Working

Capital loan segments,

quantitative factors include establishing a loss curve based on historical analysis of net charge-offs.

The loss curve technique is used to estimate the likelihood and timing of when an account will

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

charge-off relative to the month in which

it was funded.

An LEP is applied to the loss curve results to develop an estimate of losses inherent in the portfolio at the reporting period.

The CVG and Working

Capital Loans segments utilize different
assumptions for the historical charge-offs

and loss emergence which is based on analysis specific to each segment.

●

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

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with
applicable accounting guidance. Accounting guidance

allows for the testing of goodwill for impairment using both qualitative and quantitative factors. In the year ended December 31, 2020, the Company completed such an analysis and recognized a full impairment
of its goodwill, as further discussed in Note 8, Goodwill and Intangible Assets.

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

is recognized on a straight-
line basis over the lease term.

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

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Other Assets

Included in other assets on the Consolidated Balance Sheets are prepaid expenses,

accrued fee income,

progress payments on
equipment purchased to lease, income taxes receivable and Federal Reserve Bank stock.

Revenue Recognition

The majority of the Company’s revenue

-generating transactions are not subject to ASC 606,
Revenue from Contracts with Customers ,
including revenue generated from financial instruments, such as our leases and loans, investment securities, as well as revenue related
to our gain on sale of leases and loans, servicing income, and insurance premiums written and earned.

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

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

these borrowings and there is no further recourse to our general credit.

Collateral in excess of these borrowings represents the
Company’s maximum

loss exposure.

Initial Direct Costs and Fees

We defer initial

direct costs incurred and fees received to originate our leases and loans
. The initial direct costs and fees we defer are
part of the net investment in leases and loans and are amortized to interest income using the effective interest method.

The January 1, 2019 adoption of ASU 2016-02, Leases , includes provisions that limit the types of direct lease origination costs that may be deferred, which may reduce prospective deferred

lease origination costs on a unit basis.

For leases originated in 2019 and
thereafter,

the costs deferred are limited to internal commissions and third party commissions.

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

We evaluate our

deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available evidence, using a "more likely than not" standard with
respect to whether deferred tax assets will be realized.

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

As of December 31, 2020 and 2019, there are
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

For the years ended December 31, 2020,

2019,
and 2018, the Company recognized deferred acquisition costs and premium taxes of $
1.0
million, $
1.0

million, and $
0.9

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

Loss and loss expenses are paid when advised by the third-
party insurance company.

Outstanding losses comprise estimates of the amount of reported losses and loss expenses received from the
third-party insurance company plus a provision for losses IBNR.

IBNR is determined with the assistance of a third-party actuary.

For
the years ended December 31, 2020,

2019,

and 2018,

the Company recognized provision for unpaid losses and loss adjustment expenses of $
0.6
million, $
0.6

million, and $
0.8

million, respectively.

Recently Adopted Accounting Standards
.

Credit Losses.

In June 2016, the FASB issued

ASU 2016-13,
Financial Instruments - Credit Losses (Topic

326): Measurement of
Credit Losses on Financial Instruments
, which changes the methodology for evaluating impairment

of most financial instruments. The
Company adopted the guidance in ASU 2013-13, and related amendments,

collectively referred to as “CECL”, effective January 1,
2020.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

Upon adoption on January 1, 2020, changes resulting from the application of the new standard’s provisions were

applied as a
cumulative-effect adjustment to retained earnings

as of the beginning of the first reporting period in which the guidance is effective
(i.e., modified retrospective approach).

The adoption of this standard resulted in the following adjustment to the Company’s
Consolidated Balance Sheets:

Balance as of Balance as of
December 31, Adoption
January 1,

2019 Impact 2020
(Dollars in thousands)
Assets:
Net investment in leases and loans $
1,028,215
$
—
$
1,028,215
Allowance for credit losses
(21,695)
(11,908)
(33,603)
Total net investment

in leases and loans
1,006,520
994,612
Liabilities:
Net deferred income tax liability
30,828
(3,031)
27,797
Stockholders' Equity:
Retained Earnings
135,112
(8,877)
126,235

See Note 7 – Allowance for Credit Losses, for further discussion of the January

1, 2020 measurement of allowance under CECL, as
well as discussion of the Company’s

current measurement.

In addition, see the Policy section earlier in this footnote for further discussion of the Accounting Policy under CECL.

See Note 18 – Stockholders’ Equity,

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

Income Taxes.

In December 2019, the Financial Accounting Standards Board (“FASB”)

issued Accounting Standards
Update (“ASU”) 2019-12,
Income Taxes (Topic

740): Simplifying the Accounting for Income Taxes
, which removes certain exceptions
to the general principles of ASC 740 in order to reduce the cost and complexity of its application.

Among other changes, the ASU
simplifies intraperiod allocation, removes exceptions related to outside basis differences with respect to accounting for equity method investments and revises certain exceptions related to accounting for year

-to-date losses in interim periods.

The ASU is effective for
fiscal years beginning after December 15, 2020, with early adoption permitted.

The adoption of this new requirement will impact the
Company’s measurement

of interim taxes on a prospective basis, but is not expected to have a material effect on the Company’s
results of operations, cash flows, or balance sheets.

Fair Value.
In August 2018, the FASB issued

ASU 2018-13,
Fair Value

Measurement (Topic

820): Disclosure Framework -
Changes to the Disclosure Requirements

for Fair Value

Measurement
  which modifies the disclosures on fair value measurements by

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy,

the
policy for timing of such transfers and the valuation process for Level 3 fair value measurements. The ASU expands the disclosure
requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other
comprehensive income. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The
adoption of this new requirement impacts only footnote disclosure and did not impact the Company’s

consolidated earnings, financial
position or cash flows.

Intangibles - Goodwill.
In August 2018, the FASB

issued ASU 2018-15,
Intangibles – Goodwill and Other – Internal-Use
Software (Subtopic 350-40): Customer’s

Accounting for Implementation Costs Incurred

in a Cloud Computing Arrangement That Is a
Service Contract   to clarify
the accounting treatment for implementation costs for cloud computing arrangements. The ASU is effective
for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this new requirement did not
impact the Company’s consolidated

earnings, financial position or cash flows.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 3 – Non-Interest Income

The following table summarizes the Company’s

non-interest income for the periods presented:

Year Ended December 31,
2020 2019 2018
(Dollars in thousands)
Insurance premiums written and earned $
8,677
$
8,796
$
8,087
Gain on sale of leases and loans
2,426
22,210
8,363
Other Income
Property tax income
(1)
5,534
6,401
—
Servicing income
1,907
1,526
653
Net gains (loss) recognized during the period on equity securities

78
104
(75)
Non-interest income - other than from contracts with customers
18,622
39,037
17,028
Other Income
Insurance policy fees
3,413
2,706
2,124
Property tax administrative fees on leases
979
1,076
740
ACH payment fees
187
316
333
Referral fees
227
543
839
Other
912
353
370
Non-interest income from contracts with customers
5,718
4,994
4,406
Total non-interest income $
24,340
$
44,031
$
21,434
__________________

(1)

After the January 1, 2019 adoption of ASU 2016-02,
Leases , for the years ended December 31, 2020 and 2019 the Company is recording property tax income and expense gross in the Consolidated

Statements of Operations.

For 2018, the Company
had recognized these amounts net within General and administrative expense in the Consolidated Statements of Operations.

Note 4 – Investment Securities

The Company had the following investment securities as of the dates presented
:
December 31,
2020 2019
(Dollars in thousands)
Equity Securities
Mutual fund $
3,760
$
3,615
Debt Securities, Available

for Sale:
Asset-backed securities ("ABS")
3,719
4,332
Municipal securities

4,145

3,129

Total investment securities
$
11,624
$
11,076

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Equity Securities

The following schedule summarizes changes in fair value of equity securities and the portion of unrealized gains and losses for each
period presented:
Year Ended December 31,
2020 2019 2018
(Dollars in thousands)
Net gains and (losses) recognized during the period on equity securities $
78
$
104
$
(75)
Less: Net gains and (losses) recognized during the period

on equity securities sold during the period

—
—

—
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date
$
78
$
104
$
(75)

Available for

Sale
The following schedule is a summary of available for sale investments as of the dates presented:

December 31, 2020
Gross

Gross
Amortized
Unrealized

Unrealized Estimated
Cost Gains Losses Fair Value
(Dollars in thousands)
ABS $
3,666
$
53
$
—
$
3,719
Municipal securities

4,082

64

(1)

4,145
Total Debt Securities, Available

for Sale
$
7,748
$
117
$
(1)
$
7,864
December 31, 2019
Gross

Gross
Amortized
Unrealized

Unrealized Estimated
Cost Gains Losses Fair Value
(Dollars in thousands)
ABS $
4,302
$
33
$
(3)
$
4,332
Municipal securities

3,058

71

—

3,129
Total Debt Securities, Available

for Sale
$
7,360
$
104
$
(3)
$
7,461

The Company evaluates its available for sale securities in an unrealized loss position for other than temporary impairment on at least a
quarterly basis. The Company did not recognize any other than temporary impairment to earnings for each of the years ended
December 31, 2020 and December 31, 2019.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

The following tables present the aggregate amount of unrealized losses on available for sale securities in the Company’s

investment
securities classified according to the amount of time those securities have been in a continuous loss position as of December 31, 2020 and December 31, 2019:

December 31, 2020
Less than 12 months 12 months or longer Total
Gross

Gross Gross
Unrealized

Fair Unrealized Fair Unrealized Fair
Losses Value Losses Value Losses Value
(Dollars in thousands)
Municipal securities

(1)

141

—

—

(1)

141
Total available for sale investment

securities
$
(1)
$
141
$
—
$
—
$
(1)
$
141
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

Distribution of Maturities
1 Year

Over 1 to Over 5 to Over
or Less 5 Years 10 Years 10 Years Total
(Dollars in thousands)
Amortized Cost:
ABS $
—
$
2,170
$
1,496
$
—
$
3,666
Municipal securities

15

302

2,623

1,142

4,082
Total available for sale investments $
15
$
2,472
$
4,119
$
1,142
$
7,748

Estimated fair value
$
15
$
2,516
$
4,192
$
1,141
$
7,864

Weighted-average

yield, GAAP basis
4.75%
1.99%
2.00%
1.66%
1.95%

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 5 - Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

December 31,

2020 2019
(Dollars in thousands)
Minimum lease payments receivable
$
354,298
$
457,602
Estimated residual value of equipment
26,983
29,342
Unearned lease income, net of initial direct costs and fees deferred
(43,737)
(59,746)
Security deposits
(385)
(590)
Total leases
337,159
426,608
Commercial loans, net of origination costs and fees deferred
Working

Capital Loans
20,034
60,942
CRA
(1)
1,091
1,398
Equipment loans
(2)
449,149
464,654
CVG
61,851
74,612
Total commercial

loans
532,125
601,607
Net investment in leases and loans, excluding allowance
869,284
1,028,215
Allowance for credit losses
(44,228)
(21,695)
$
825,056
$
1,006,520

__________________
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

See Note 7, “Allowance for Credit Losses” for discussion of that program.

At December 31, 2020, $
32.9

million in net investment in leases are pledged as collateral for the company’s outstanding asset-backed
securitization balance and $
56.7

million in net investment in leases are pledged as collateral for the secured borrowing capacity at the
Federal Reserve Discount Window.

Initial direct costs and origination costs net of fees deferred were $
14.6

million and $
20.5

million as of December 31, 2020 and
December 31, 2019,

respectively. Initial direct

costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs are netted in commercial loans and are amortized to income using the effective interest method. At
December 31, 2020 and December 31, 2019, $
21.9

million and $
23.4

million, respectively, of

the estimated residual value of
equipment retained on our Consolidated Balance Sheets was related to copiers.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Leases

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, including initial direct costs and fees deferred, are as follows as of December 31, 2020:

Minimum Lease

Payments Income
Receivable
(1)
Amortization
(2)
(Dollars in thousands)
Period Ending December 31,
2021
$
145,456
$
23,796
2022
103,726
11,947
2023
62,599
5,624
2024
30,667
1,940
2025
9,697
392
Thereafter
2,153
38
$
354,298
$
43,737

________________________

(1)

Represents the undiscounted cash flows of the lease payments receivable.
(2)

Represents the difference between the undiscounted

cash flows and the discounted cash flows.

The lease income recognized was as follows:

Year Ended December 31,
2020 2019 2018
(Dollars in thousands)
Interest Income $
33,271
$
41,891
$
48,914

As of December 31, 2020 and December 31, 2019,

the Company maintained total finance receivables which were on a non-accrual basis with net investment of $
14.3

million and $
5.6

million, respectively.

As of December 31, 2020, the Company had contracts that
had been modified under its COVID-19 payment deferral program of

$
111.2

million and as of December 31, 2020 and December 31,
2019,

the Company had other finance receivables in which the terms of the original agreements had been renegotiated in the amount
of $
0.9

million and $
2.9

million, respectively.

See

Note 7

“Allowance for Credit Losses” for additional discussion of loan modifications due to COVID-19.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

The Company’s servicing liability

is $
1.3

million and $
2.5

million as of
December 31, 2020 and December 31, 2019,

respectively, and is recognized

within Accounts payable and accrued expenses in the
Consolidated Balance Sheets.

As of December 31, 2020 and December 31, 2019,

the portfolio of leases and loans serviced for others
was approximately $
230

million and $
340

million, respectively.

In addition, the Company may have continuing involvement in contracts sold through any recourse obligations that may include
customary representations and warranties or specific recourse provisions.

The Company’s expected losses from recourse

obligations is
not significant as of December 31, 2020.

The following table summarizes information related to portfolio sales for the periods presented:

Year Ended December 31,
2020 2019 2018
(Dollars in thousands)
Sales of leases and loans $
28,342
$
310,415
$
138,995
Gain on sale of leases and loans

2,426
22,210
8,363

NOTE 6 - Concentrations of Risk

As of December 31, 2020 and 2019, leases approximating
14
%,
12
% and
10
% of the net investment balance of leases by the Company
were located in the states of California, Texas

and Florida.

No other state accounted for more than
7
% of the net investment balance of
leases owned and serviced by the Company as of December 31, 2020 and December 31, 2019.

As of December 31, 2020 and
December 31, 2019, no single vendor source accounted for more than
6
% of the net investment balance of leases owned by the
Company. The largest

single obligor accounted for less than
1
% of the net investment balance of leases owned by the Company as of
December 31, 2020 and December 31, 2019.

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

As of December 31, 2020 and December 31, 2019, copiers comprised
81.3
% and
79.7
%, respectively, of the estimated

residual value
of leased equipment. No other group of equipment represented more than
10
% of equipment residuals as of December 31, 2020 and
December 31, 2019.

Improvements and other changes in technology could adversely impact the Company’s ability to realize the
recorded value of this equipment. There were
no

impairments of estimated residual value recorded during the years ended

2019 or
2018.

As discussed further in Note 2, “Summary

of Significant Accounting Policies” starting with the January 1, 2020 adoption of
CECL, the measurement of expected future cashflows from residuals, including any potential gain or loss on the sale of the asset, is
part of our measurement of the allowance for that pool of contracts .

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 7 - Allowance for Credit Losses

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

Detailed discussion of our measurement of allowance under CECL as of the adoption date and December 31, 2020 is below.

The following tables summarize activity in the allowance for credit losses:

Twelve Months Ended December 31, 2020
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, December 31, 2019 $
18,334
$
1,899
$
1,462
$
—
$
21,695
Adoption of ASU 2016-13 (CECL)
(1)
9,264
(3)
2,647
—
11,908
Allowance for credit losses, January 1, 2020 $
27,598
$
1,896
$
4,109
$
—
$
33,603

Charge-offs
(2)
(30,008)
(3,142)
(3,189)
—
(36,339)

Recoveries
3,212
361
351
—
3,924
Net charge-offs
(26,796)
(2,781)
(2,838)
—
(32,415)
Realized cashflows from Residual Income
4,531
—
—
—
4,531

Provision for credit losses
27,851
2,091
8,567
—
38,509
Allowance for credit losses, end of period $
33,184
$
1,206
$
9,838
$
—
$
44,228
Net investment in leases and loans, before allowance $
776,371
$
20,034
$
71,788
$
1,091
$
869,284

Twelve Months Ended December 31, 2019
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, beginning of period $
13,531
$
1,467
$
1,102
$
—
$
16,100

Charge-offs
(20,328)
(2,868)
(1,875)
—
(25,071)

Recoveries
2,164
337
129
—
2,630

Net charge-offs
(18,164)
(2,531)
(1,746)
—
(22,441)

Provision for credit losses
22,967
2,963
2,106
—
28,036
Allowance for credit losses, end of period $
18,334
$
1,899
$
1,462
$
—
$
21,695
Net investment in leases and loans, before allowance $
881,252
$
60,942
$
84,623
$
1,398
$
1,028,215

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Twelve Months Ended December 31, 2018
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, beginning of period $
12,663
$
1,036
$
1,152
$
—
$
14,851

Charge-offs
(18,149)
(1,537)
(907)
—
(20,593)

Recoveries
2,199
60
61
—
2,320

Net charge-offs
(15,950)
(1,477)
(846)
—
(18,273)

Provision for credit losses
16,818
1,908
796
—
19,522
Allowance for credit losses, end of period $
13,531
$
1,467
$
1,102
$
—
$
16,100
Net investment in leases and loans, before allowance $
909,447
$
36,856
$
69,071
$
1,466
$
1,016,840
__________________

(1)

The

Company

adopted

ASU

2016-13,
Financial

Instruments

-

Credit

Losses

(Topic

326):

Measurement

of

Credit

Losses

on

Financial
Instruments
, which

changed our

accounting policy

and estimated

allowance, effective

January 1,

2020.

See further

discussion in

Note 2,
“Summary of Significant Accounting Policies”, and below.
(2)

See

“Loan

Modification

Program”

section

below

for

a

summary

of

charge-offs

of

contracts

that

were

part

of

our

payment

deferral
modification program.

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
Additional detail specific to the measurement of each portfolio segment under CECL as of January 1, 2020 and December 31, 2020,

is
summarized below.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

The Company then selected certain economic variables to reference for its
forecast about the future, specifically the unemployment rate and number of business bankruptcy filings.

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
March,

and the Company continues to reference a 6-month forecast period at December 31, 2020 due to continuing
uncertainty of the duration and level of impact of the COVID-19 virus on the macroeconomic environment and the
Company’s portfolio, including

uncertainty about the forecasted impact of COVID-19 that was underlying its economic
forecasted variables beyond a 6-month period.

In particular, the economic forecast as of December

31, 2020 reflects

a
significant improvement in outlook, especially for the business bankruptcy variable referenced by our model.

The Company
believed that the model estimate after applying this standard forecast did not properly reflect all of the continued risks to our
portfolio related to the current economic climate.

The Company utilized alternate economic forecast scenarios, and probability weighted potential outcomes, to determine a qualitative adjustment of a $
5.6

million as of December 31, 2020, to
address the continued risks to our portfolio from the pandemic-related economic climate.

In addition, the estimate of credit
loss includes a $
1.0

million qualitative related to specific risks for extended modifications,

based on an assessment of the
probability of default of that receivable pool, and a recent average loss if default.
The $
27.9

million provision for Equipment Finance for the year ended December 31, 2020 was $
17.0

million for the estimate
of credit losses for new originations, and $
10.9

million for forecast, qualitative and other adjustments, primarily driven by elevated risks to the portfolio from the COVID-19 pandemic.
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

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

As of

December 31,
2020, the working capital reserve includes a $
0.9

million qualitative adjustment to address the continued risks to our portfolio from the pandemic-related economic climate.
The $
2.1

million provision for Working

Capital for the year ended December 31, 2020 was $
1.0

million for the estimate of
credit losses for new originations, and $
1.1

million for forecast, qualitative and other adjustments, primarily driven by elevated risks to the portfolio from the COVID-19 pandemic.
Commercial Vehicle

Group (CVG):

The Company’s measurement

of transportation-related leases and loans (CVG) is based on a combination of its own
historical loss experience and industry loss data from an external source. The

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

As of

December 31, 2020, the CVG reserve includes a $
0.9

million qualitative
adjustment to address the continued risks to our portfolio from the pandemic

-related economic climate.
In addition, the Company separately assessed the elevated risks of a pool of motor coach industry (travel/transportation)
contracts that are facing prolonged impacts from COVID-19.

As of December 31, 2020, the $
11.5

million of receivables in
this population were assessed as collateral-dependent, as the operation or sale of the vehicle collateral is expected to provide
for the repayment of the receivable and the borrowers are experiencing financial difficulty.

For this population, the $
6.3
million total reserve as of December 31, 2020 is based on the difference between (i) the estimated the fair value of the
underlying vehicle collateral less costs to sell; and (ii) the amortized cost of the receivable,

and these receivables were put on
non-accrual.

There were
no

receivables assessed as collateral-dependent as of December 31, 2019.
The $
8.6

million provision for CVG for the year ended December 31, 2020 was $
1.0

million for the estimate of credit losses
for new originations, and $
7.6

million for forecast, qualitative and other adjustments, primarily driven by elevated risks to the
portfolio from the COVID-19 pandemic.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

payment relief to customers
during this period.

As of December 31, 2020,

the ultimate performance of loans modified under that program remains uncertain, due
to the timing of the modified loans resuming payment. Our reserve as of

December 31, 2020,

and the qualitative and economic
adjustments discussed above, were calculated referencing our historical loss experience, including loss experience through the 2008
economic cycle, and our adjustments to that experience based on our judgements about the extent of the impact of the COVID-19
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
Loan and Lease Modification Program:

In response to COVID-19, starting in mid-March 2020, the Company instituted a payment deferral program in order to assist its small-
business customers that requested relief and were current under their existing agreement.

The below table outlines certain data on the
modified population with details of count and net investment balance,

with all information as of December 31, 2020.

Equipment Working
(Dollars in thousands)
Finance CVG Capital Total
Population Summary:
Modified Contracts, out of deferral period
$
79,663
$
15,299
$
6,922
$
101,884
Extended modifications of Loans in fourth quarter
1,728
681
—
2,409
Extended modifications of Leases in fourth quarter
318
6,598
—
6,916
Total Modifications,

Net investment receivable
$
81,709
$
22,578
$
6,922
$
111,209
% of total segment receivables
10.5%
31.5%
34.6%
12.8%
Total

Program, number of contracts:
Active modified leases and loans receivable

(count)
4,128
395
286
4,809
Resolved by payoff
462
42
168
672
Resolved by charge-off
96
15
37
148
4,686
452
491
5,629
Resolved Population:
Charge-offs of modified contracts, for the
year ended December 31, 2020
$
1,619
$
755
$
889
$
3,263
Modifications 30+ Days Delinquent:
Modified Contracts
$
2,336
$
2,084
$
685
$
5,105
TDR and Extended Modifications
—
—
—
—

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

The Company’s initial deferral

program in response to COVID-19 extended through September

30, 2020, and in accordance with the
interagency guidance, loans modified were not considered

TDRs and followed the Company’s

general non-accrual policies with
respect to their modified terms.

This program allowed for up to 6 months of fully deferred or reduced payments.

As of December 31,
2020, these contracts totaled $
101.9

million, or
92
% of our total modified contracts, and are out of the deferral period.

In the fourth quarter of 2020, the modification period of contracts was generally extended only as part of our loss mitigation strategies
for customers with prolonged negative impacts from the pandemic.

These extended deferrals totaled $
9.3

million at December 31,
2020, or
8
% of the modified population, and the extensions generally consisted of requiring a partial payment of
25
% to
50
% of the
original schedule, with full payment scheduled to resume in the first quarter for
56
% of the population, and the remainder in the
second quarter of 2021.

The Company evaluated these extended deferrals on a program basis and concluded that these deferrals are
beyond a short-term period,

the deferrals were due to the borrower’s financial difficulties, and the payment deferrals are a concession.

The loan contracts were assessed as troubled debt restructurings and were put on non-accrual, and the extended lease contracts were also put on non-accrual.

The estimate of increased risk of credit loss for these contracts was assessed as discussed with the qualitative
adjustments above.

There were
no

defaults of these extended, troubled receivables during the year ended December

31, 2020.

As of December 31, 2019, the Company did
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

On an ongoing basis, to monitor the credit quality of its portfolio, the

Company primarily reviews the current delinquency of the
portfolio and delinquency migration to monitor risk and default trends

.

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

based on the contract’s status
as-of the dates presented. In particular, contracts

that are part of the Loan Modification Program discussed above are presented in the
below delinquency table and the non-accrual information for December

31, 2020 based on their status with respect to the modified
terms. See Loan Modification section above for delinquency data specific to the modified portfolio.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Portfolio by Origination Year as of

December 31, 2020
Total
2020 2019 2018 2017 2016 Prior Receivables
(Dollars in thousands)
Equipment Finance
30-59 $
1,162
$
1,526
$
1,349
$
690
$
292
$
14
$
5,033
60-89
367
1,111
463
532
130
6
2,609
90+
503
1,370
804
377
199
16
3,269
Total Past Due
2,032
4,007
2,616
1,599
621
36
10,911
Current
265,036
276,140
138,142
65,722
18,805
1,615
765,460
Total
267,068
280,147
140,758
67,321
19,426
1,651
776,371
Working Capital
30-59
125
481
—
—
—
—
606
60-89
—
135
—
—
—
—
135
90+
—
—
—
—
—
—
—
Total Past Due
125
616
—
—
—
—
741
Current
12,741
6,528
24
—
—
—
19,293
Total
12,866
7,144
24
—
—
—
20,034
CVG
30-59
591
1,039
173
29
21
—
1,853
60-89
—
69
33
—
68
—
170
90+
—
340
179
5
11
—
535
Total Past Due
591
1,448
385
34
100
—
2,558
Current
17,065
30,805
13,733
5,938
1,659
30
69,230
Total
17,656
32,253
14,118
5,972
1,759
30
71,788
CRA
Total Past Due
—
—
—
—
—
—
—
Current
1,091
—
—
—
—
—
1,091
Total
1,091
—
—
—
—
—
1,091
Net investment in leases
and loans, before
allowance $
298,681
$
319,544
$
154,900
$
73,293
$
21,185
$
1,681
$
869,284

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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
Income recognition resumes when a lease or loan becomes less than 30 days delinquent.

At December 31, 2020 and December 31,
2019, there were
no

finance receivables past due 90 days or more and still accruing.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Working

Capital Loans are generally placed in non-accrual status when they are 30 days past due and generally charged-off at 60 days
past due.

The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by
management. At December 31, 2020 and December 31, 2019, there were
no

Working Capital Loans past

due 30 days or more and still
accruing.

The following table provides information about non-accrual leases and loans:

December 31, December 31,
(Dollars in thousands) 2020 2019
Equipment Finance $
5,543
$
4,256
Working

Capital Loans
932
946
CVG
7,814
389
Total

Non-Accrual
$
14,289
$
5,591

As of December 31, 2020, non-accrual includes $
11.5

million related to contracts that were part of our 2020 payment deferral modification program, or $
3.0

million Equipment Finance, $
0.8

million Working

Capital, and $
7.7

million CVG.

Included in that
total is $
9.3

million related to modified lease and loan contracts that were extended in the fourth quarter of 2020 and are considered
troubled.

See further information on the extended modifications in the Loan Modification section.

NOTE 8 - Goodwill and Intangible

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
6.7

million balance in the
Consolidated Statements of Operations.

The changes in the carrying amount of goodwill for the twelve-month period ended December 31, 2020 are as follows:
(Dollars in thousands) Total Company
Balance at December 31, 2019 $
6,735
Impairment of Goodwill
(6,735)
Balance at December 31, 2020 $
—

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Intangible assets
The following table presents details of the Company’s

intangible assets:

Gross
Carrying
Accumulated Net Book
Useful Life Amount Amortization Value
As of December 31, 2020
(Dollars in thousands)
Vendor

relationships
11
years
7,290
1,638
5,652
Corporate trade name
7
years
60
34
26
Total $
7,350
$
1,672
$
5,678
As of December 31, 2019
Lender relationships
3
to
10
years $
1,630
$
519
$
1,111
Vendor

relationships
11
years
7,290
974
6,316
Corporate trade name
7
years
60
26
34
Total $
8,980
$
1,519
$
7,461

(Dollars in thousands) FFR HKF Total
Beginning Balance, December 31, 2019 $
6,758
$
703
$
7,461
Amortization Expense
(674)
(93)
(767)
Impairment
(1,016)
—
(1,016)
Ending Balance, December 31, 2020 $
5,068
$
610
$
5,678

The Company’s intangible

assets consist of definite-lived assets in connection with the January 2017 acquisition of HKF, and definite-
lived intangible assets in connection with the September 2018 acquisition of FFR. The Company has no indefinite-lived intangible
assets.

In the third quarter of 2020, the Company determined that a decrease in projected volumes for its FFR business and a decrease in the
sales team that supports that business resulted in a triggering event that warranted a review of the recoverability of the related vendor
relationship and lender relationship intangible assets.

Those assets were evaluated as separate asset groups, as they generate independent cashflows, such that the vendor relationships relate to the origination of contracts and the lender relationships relate to the sale or syndication of contracts.

The estimate of fair value was modeled based on an expected cashflow analysis.

As a result of those
analyses, there was
no

impairment related to the FFR vendor relationship intangible, and the Company recognized $
1.0

million of
impairment for the FFR lender relationship intangible. This impairment is reflected in Intangible impairment in the Consolidated
Statement of Operations.

Amortization related to the Company’s

definite lived intangible assets was $
0.8

million and $
0.9

million for the twelve-month periods
ended December 31, 2020 and December 31, 2019, respectively.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

The Company expects the amortization expense for the next five years will be as follows:
(Dollars in thousands)
Amortization
Expense
2021 $
671
2022
671
2023
671
2024
663
2025
663

NOTE 9 - Property and Equipment, Net

Property and equipment, net consist of the following:

December 31,

2020 2019 Depreciable Life
(Dollars in thousands)
Furniture and equipment $
3,790
$
4,035
7
years
Computer systems and equipment
20,607
18,584
3
to

5

years
Leasehold improvements
3,936
3,552
Shorter of estimated useful
life or remaining lease term
Total property

and equipment
28,333
26,171
Less - Accumulated depreciation and amortization
(19,759)
(18,283)
Property and equipment, net $
8,574
$
7,888

Depreciation and amortization expense was $
2.2

million, $
1.8

million and $
1.6

million for each of the years ended December 31,
2020, 2019 and 2018, respectively.

NOTE 10 - Other Assets

Other assets are comprised of the following:

December 31,

2020 2019

(Dollars in thousands)
Accrued fees receivable $
2,928
$
3,509
Prepaid expenses
2,790
2,872
Federal Reserve bank stock
1,711
1,711
Other

2,783
2,361
Total $
10,212
$
10,453

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 11 – Leases

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

Our lease terms may include options to extend
when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-
line basis over the lease term.

As of December 31, 2020,
the Company leases all three of its office locations including its executive offices in Mt. Laurel, New
Jersey, and its offices in or near Salt Lake City, Utah and Philadelphia, Pennsylvania.

The Company has elected not to recognize a
ROU asset and lease liability for one office lease whose term is twelve months or less and is considered a short-term lease.
Two of the
office leases include options to extend for terms of one to ten years.

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

The components of lease expense were as follows:
Year Ended December 31,
2020 2019 2018
(Dollars in thousands)
Operating lease cost $
1,649
$
1,201
$
1,131
Finance lease costs
—
—
7
Short-term lease cost

42
368
—
Total lease cost $
1,691
$
1,569
$
1,138

The Company

adopted ASU

2016-02,
Leases
, on

January 1,

2019, which

requires the

Company to

recognize right-of

-use assets

and
lease liabilities on its Consolidated Balance Sheets, as follows:
Year Ended December 31,
2020 2019
(Dollars in thousands)
Operating lease right-of-use assets $
7,623
$
8,863
Operating lease liabilities
8,700
9,730

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Other information related to the Company’s

leases follows:
As of

December 31,
2020 2019
Weighted average

remaining lease term
10.5
years
11.3
years
Weighted average

discount rate
3.20
%
3.30
%
Year Ended December 31,
2020 2019
(Dollars in thousands)
Cash payments for operating lease liabilities, included in operating cash flows $
199
$
424
Right-of-use assets obtained in exchange for new operating lease obligations
391
756

Maturities of lease liabilities are as follows:
Operating
Leases
Period

Ending December 31,
(Dollars in thousands)
2021 $
1,125
2022
988
2023
883
2024
827
2025
836
Thereafter
5,721
Total lease payments $
10,380
Less: imputed interest
(1,680)
Total $
8,700

NOTE 12 - Commitments and Contingencies

MBB is a member bank in a non-profit, multi-financial institution Community

Development Financial Institution (“CDFI”)
organization. The CDFI serves as a catalyst for community development by offering flexible financing for affordable, quality hous

ing
to low- and moderate-income residents, helping MBB meet its Community

Reinvestment Act (“CRA”) obligations. Currently,

MBB
receives a range of approximately
0.8
% to
1.2
% participation in each funded loan which is collateral for the loan issued to the CDFI under the program. MBB records loans in its financial statements when they have been funded or become payable. Such loans help
MBB satisfy its obligations under the Community Reinvestment

Act of 1977. At December 31, 2020 and December 31, 2019,

MBB
had an unfunded commitment of $
0.9

million and $
0.6

million, respectively, for

this activity.

MBB’s one-year commitment

to the
CDFI will expire in August 2021 at which time the commitment may be renewed for another year based on the Company’s

discretion.

The Company is involved in legal proceedings, which include claims, litigation and suits arising in the ordinary course of business. In
the opinion of management, these actions will not have a material effect on the Company’s consolidated

financial position, results of
operations or cash flows.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 13 - Deposits

MBB serves as the Company’s primary

funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally
through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-
insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s

insured savings account
product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and
recorded as a single deposit account at MBB. As of December 31, 2020,

money market deposit accounts totaled $
52.8

million.

As of December 31, 2020, the remaining scheduled maturities of certificates of deposits are as follows:

Scheduled
Maturities
(Dollars in thousands)
Period Ending December 31,
2021 $
320,093
2022
175,691
2023
98,712
2024
53,178
2025
29,087
$
676,761

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $
250,000

or less.

The MMDA
Product is also issued to customers in amounts less than $
250,000
. The FDIC insures deposits up to $
250,000

per depositor. The
weighted average all-in interest rate of deposits outstanding at December

31, 2020 was
1.78
%.

NOTE 14 – Debt and Financing Arrangements

Short-Term

Borrowings

The Company had a secured, variable rate revolving line of credit in the amount of

$
5.0

million, which was scheduled to expire on
November 20, 2020. The line of credit was terminated by mutual agreement with the line of credit provider in July 2020
.

Long-Term

Borrowings

Borrowings with an original maturity date of one year or more are classified as long-term borrowings. The Company’s

term note
securitizations are classified as long-term borrowings.

The Company’s long-term

borrowings consisted of the following:

December 31,

2020 2019

(Dollars in thousands)
Term securitization

2018-1
$
30,800
$
76,563
Unamortized debt issuance costs
(135)
(472)
$
30,665
$
76,091

On July 27, 2018 the Company completed a $
201.7

million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount.

At December 31, 2020, outstanding term securitizations
amounted to $
30.8

million and were collateralized by $
32.9

million of minimum lease and loan payments receivable and $
4.7

million
of restricted interest-earning deposits.

The July 27, 2018 term note securitization is summarized below:

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Outstanding
Notes Balance Final
Original

Originally

as of
Maturity

Coupon

Issued December 31, 2020 Date Rate
(Dollars in thousands)
2018 — 1

Class A-1

$
77,400
$
—
July 2019
2.55
%

Class A-2

55,700
—
October 2020
3.05

Class A-3

36,910
—
April 2023
3.36

Class B
10,400
9,560
May 2023
3.54

Class C
11,390
11,390
June 2023
3.70

Class D
5,470
5,470
July 2023
3.99

Class E
4,380
4,380
May 2025
5.02
Total Term

Note Securitizations
$
201,650
$
30,800
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
3.89
% over the remaining term of the
borrowing.

Federal Funds Line of Credit with Correspondent

Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of
federal funds. The amount that can be drawn against the line is limited to $
25.0

million. As of December 31, 2020 and 2019, there
were
no

balances outstanding on this line of credit.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve

Discount Window based on the amount of assets MBB
chooses to pledge. MBB had $
50.9

million in unused, secured borrowing capacity at the Federal Reserve Discount

Window,

based on
$
56.7

million of net investment in leases pledged at December 31, 2020.

Maturities
Based on current expected cashflows of leases underlying our term note securitization, principal and interest payments are estimated as of December 31, 2020 as follows:

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Principal Interest
(Dollars in thousands)
Period Ending December 31,
2021
$
22,218
$
809
2022
8,582
159
$
30,800
$
968

NOTE 15 - Fair Value

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

Recurring Fair Value

Measurements
The Company’s balances measured

at fair value on a recurring basis include the following as of December 31, 2020 and 2019:

December 31, 2020 December 31, 2019
Fair Value Measurements Using Fair Value Measurements Using
Level 1 Level 2 Level 3 Level 1 Level 2 Level 3
(Dollars in thousands)
Assets: Investment Securities
ABS
$
—
$
3,719
$ — $
—
$
4,332
$ —
Municipal securities
—
4,145
—
—
3,129
—
Mutual fund
3,760
—
—
3,615
—
—

At this time, the Company has not elected to report any assets and liabilities using the fair value option. There have been
no

transfers
between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Non-Recurring Measurements

Non-recurring fair value measurements include assets and liabilities that are periodically remeasured or assessed for impairment using
Fair value measurements. Non-recurring measurements include the Company’s evaluation of goodwill and intangible assets for
impairment, the remeasurement of contingent consideration liability,

the measurement of the allowance for credit losses for collateral-
dependent contracts, and assessment of the carrying amount of its servicing liability.

For the year ended December 31, 2020, the Company recognized

$
6.7

million for the impairment of goodwill and $
1.0

million for the
impairment of intangible assets, as discussed further in Note 8, Goodwill and Intangible Assets.

In addition, for the year ended
December 31, 2020,

the Company updated its fair value measurement of contingent consideration liability in connection with the 2018
FFR acquisition due to lower forecasted volumes for that business, resulting in a $
1.4

million reduction in that liability which was
recognized as a reduction in General and administrative expense.

For the year ended December 31, 2020,

the Company’s allowance
for credit losses includes $
6.3

million of reserves based on the estimated fair value of the underlying vehicle collateral less costs to
sell, versus the amortized cost of the related pool of receivables.

See Note 7, Allowance for Credit Losses, for further detail.

For the year ended December 31, 2019, the Company recognized

$
0.3

million for the remeasurement of contingent consideration in the Consolidated Statements of Operations in connection with non-recurring fair value measurements. For the year ended December
31, 2018,

there were no significant amounts recognized in the Consolidated Statements of Operations in connection with non-
recurring fair value measurements.

Fair Value

of Other Financial Instruments

The following summarizes the carrying amount and estimated fair value of the Company’s other financial

instruments, including those
not measured at fair value on a recurring basis:

December 31, 2020 December 31, 2019
Carrying Fair Carrying Fair
Amount Value Amount Value
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
135,691
$
135,691
$
123,096
$
123,096
Time deposits with banks
5,967
6,003
12,927
12,970
Restricted interest-earning deposits
4,719
4,719
6,931
6,931
Net investment in loans, net of allowance
500,768
507,362
588,688
593,406
Other Assets: Federal Reserve Bank Stock
1,711
1,711
1,711
1,711
Financial Liabilities
Deposits $
729,614
$
742,882
$
839,132
$
846,304
Long-term borrowings
30,665
31,114
76,091
76,781

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

Cash and Cash Equivalents
.

The carrying amounts of the Company’s

cash and cash equivalents approximates

fair value, because
they bear interest at market rates and had maturities of less than 90 days at the time of purchase. The cash equivalents include a money market fund with a balance of $
32.9
million that the Company considers operating cash and has no reportable gross unrealized gains or
losses. This fair value measurement of cash and cash equivalents is classified as Level

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

Capital loans, and loans under the Community
Reinvestment Act of 1977 (“CRA”).

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

Fair value of CRA loans approximates the carrying amount at December

31, 2020 and December 31, 2019 as it is based on recent
comparable sales transactions with consideration of current market rates. This fair value measurement is classified as Level 2.

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

NOTE 16 - Income Taxes

Income Tax

Provision

The Company’s income

tax provision consisted of the following components:

Year Ended December 31,

2020 2019 2018
(Dollars in thousands)
Current:
Federal
$
7,332
$
240
$
201
State
1,211
1,829
1,707
Total current
8,543
2,069
1,908
Deferred
Federal
(10,437)
6,896
6,133
State
(1,574)
772
(320)
Total deferred
(12,011)
7,668
5,813
Total income

tax (benefit) expense
$
(3,468)
$
9,737
$
7,721

In accordance with U.S. GAAP,

uncertain tax positions taken or expected to

be taken in a tax return are subject to potential financial
statement recognition based on prescribed

recognition and measurement criteria. Based on our

evaluation,
no

uncertain tax positions
result for years ended December 31, 2020, 2019 or 2018
. We do

not expect our unrecognized tax positions to change

significantly
over the next 12 months
. No material income tax interest or penalties were incurred or accrued for the years ended December 31,
2020, 2019 or 2018.

The Company is currently under examination by the IRS for tax years ending

December 31, 2013 to 2018 resulting from Joint
Committee Review as part of the IRS refund claim. The Company remains subject to examination for the 2017 tax year to the present
under regular statute of limitations.

The Company files state income tax returns in various states which may have different statutes of
limitations. Generally,

state income tax returns for the years 2017 through the present are subject to examination.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Deferred Income Taxes,

net
The sources of these temporary differences and the related

tax effects were as follows:

December 31,

2020 2019
(Dollars in thousands)
Deferred income tax assets:
Allowance for credit losses
(1)
$
11,546
$
5,830
Net operating loss
578
4,002
Accrued expenses
1,050
1,003
Deferred income
1,254
1,656
Deferred compensation
952
1,476
Other comprehensive loss
16
20
Amortization of intangibles
1,699
127
Other

461
17
Gross deferred income tax assets
17,556
14,131
Valuation

allowance
(263)
(258)
Deferred tax assets, net of valuation allowance
17,293
13,873
Deferred income tax liabilities:
Lease accounting
(36,885)
(41,770)
Deferred acquisition costs
(1,326)
(1,960)
Depreciation
(1,686)
(971)
Deferred income tax liabilities
(39,897)
(44,701)
Net deferred income tax liability $
(22,604)
$
(30,828)

__________________
(1)

The Company increased its deferred tax asset related to the Allowance for credit losses by $
3.0

million as of January 1, 2020, in
connection with the tax effect of the adoption of CECL. See Note 2,

Summary of Significant Accounting Policies, for further
information on adopting that accounting standard.

The Company's gross deferred tax assets are reduced by valuation allowances if it is more likely than not that some portion of the
deferred tax asset will not be realized. The Company’s

evaluation of the realizability of its gross deferred tax asset as of December 31,
2020 resulted in a valuation allowance relating to certain state loss carryforwards.

The Company has
no

gross federal income tax net operating loss carryforward for the year ending

December 31, 2020. The Company
had a gross federal income tax net operating loss carryforward of $
15.9

million for the year ended December 31, 2019. Under the
Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), federal net operating losses arising in tax years beginning

after
December 31, 2017 and before January 1, 2021, may be carried back to each of the five tax years preceding the tax year of such loss.

The Company has elected to carryback its federal net operating loss resulting in a $
8.2

million refund claim. The Company recorded a
$
3.3

million income tax benefit relating to the difference in the
21
% federal tax rate on the deferred tax asset for the net operating loss compared to the federal tax rate in the year the net operating loss was utilized (
35
%). This refund was received in July 2020. The
Company has a gross state income tax net operating loss carryforward in the amount of $
9.6

million and $
11.8

million for years
ending December 31, 2020 and December 31, 2019, respectively.

Most of the state net operating loss carryforwards are set to expire between 2023

and
2039 .

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Tax Rate
The following is a reconciliation of the statutory federal income tax rate to the effective income tax
rate:

Year Ended December 31,

2020 2019 2018
Statutory federal income tax rate
21.0
%
21.0
%
21.0
%

State taxes, net of federal benefit
9.1
5.6
3.3

Other permanent differences
(2.4)
0.3
0.2

Excess stock based compensation
(17.1)
(0.2)
(0.7)

Tax benefit due to CARES Act
104.5
—
—

Other
(4.9)
(0.2)
(0.2)
Effective rate
110.2
%
26.4
%
23.6
%

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 17-

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

Year Ended December 31,
2020 2019 2018
(Dollars in thousands, except per-share data)
Basic EPS
Net income $
342
$
27,116
$
24,980
Less: net income allocated to participating securities
(3)
(339)
(432)
Net income allocated to common stock $
339
$
26,777
$
24,548
Weighted average

common shares outstanding

11,957,301
12,253,402
12,418,510
Less: Unvested restricted stock awards considered participating securities
(143,963)
(153,482)
(217,045)
Adjusted weighted average common shares used in computing
basic EPS
11,813,338
12,099,920
12,201,465
Basic EPS $
0.03
$
2.21
$
2.01
Diluted EPS
Net income allocated to common stock $
339
$
26,777
$
24,548
Adjusted weighted average common shares used in computing
basic EPS
11,813,338
12,099,920
12,201,465
Add: Effect of dilutive stock-based compensation

awards

42,223
97,877
71,941
Adjusted weighted average common shares used in computing
diluted EPS
11,855,561
12,197,797
12,273,406
Diluted EPS $
0.03
$
2.20
$
2.00

For the years ended December 31, 2020, 2019 and 2018, weighted average outstanding stock-based compensation awards in the
amount of
227,698
,
159,077

and
145,847
, respectively, were considered

antidilutive and therefore were not considered in the
computation of potential common shares for purposes of diluted EPS.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 18 - Stockholders’ Equity

Stockholders’ Equity

On July 29, 2014, the Company’s

Board of Directors approved the 2014 Repurchase Plan, under which,

the Company was authorized
to repurchase up to $
15

million in value of its outstanding shares of common stock. On May 30, 2017, the

Company’s Board of
Directors approved the 2017 Repurchase Plan (the “2017 Repurchase

Plan”) to replace the 2014 Repurchase Plan. Under the 2017
Repurchase Plan, the Company was authorized to repurchase up to $
10

million in value of its outstanding shares of common stock.

At
December 31, 2019, there was
no

authorization remaining under the 2017 Repurchase Plan.

On August 1, 2019, the Company’s

Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) under which
the Company is authorized to repurchase up to $
10

million in value of its outstanding shares of common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant.

The repurchases may be made on the open market, in
block trades or otherwise. The stock repurchase program does not obligate the Company to acquire any particular amount of common
stock, and it may be suspended at any time at the Company's discretion. The repurchases are funded using the Company’s working
capital. At December 31, 2020, the Company had $
4.7

million of remaining authorizations under the 2019 Repurchase Plan.
Any shares purchased under this plan are returned to the status of authorized but unissued shares of common stock. Par value of the
shares repurchased is charged to common stock

with the excess of the purchase price over par charged against any available additional
paid-in capital.

During the year ended December 31, 2020, the Company purchased
264,470

shares of its common stock in the open market under the
2019 Repurchase Plan at an average cost of $
16.09
. During the year ended December 31, 2019, the Company purchased
47,186

shares
of its common stock in the open market under the 2019 Repurchase Plan at an average cost of $
22.30

per share and
247,500

shares of
its common stock in the open market under the 2017 Repurchase Plan at an average cost of $
23.24

per share. During the year ended
December 31, 2018, the Company purchased
83,305

shares of its common stock in the open market under the 2017 Repurchase Plan at an average cost of $
25.83

per share
.

In addition to the repurchases described above, participants in the Company’s 2003 Equity Compensation

Plan, as amended (the “2003
Plan”),the Company’s 2014

Equity Compensation Plan (approved by the Company’s

shareholders on June 3, 2014) and the
Company’s 2019 Equity

Compensation Plan (approved by the Company’s

shareholders on May 30, 2019) (the “2019 Plan” and,
together with the 2014 Plan and the 2003 Plan, the “Equity Compensation

Plans”)may have shares withheld to cover income taxes.

There were
41,821
,
22,741

and
28,605

shares repurchased to cover income tax withholding in connection with shares granted under the Equity Plans during the years ended December 31, 2020, 2019 and

2018, respectively, at average

per-share costs of $
10.69
, $
22.85
and $
26.50
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

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

The Company and MBB operate under the Basel III capital adequacy standards

.

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
10
% in order to maintain “well-capitalized” status as defined by banking regulations,

while the
Company must continue to maintain a total risk-based capital ratio as discussed in the immediately preceding paragraph. The
additional capital released by the termination of the CMLA Agreement is held at MBB and is subject

to the restrictions outlined in
Title 12 part 208 of the Code of Federal Regulations

(12 CFR 208.5), which places limitations on bank dividends, including restricting
dividends for any year to the earnings from the current and prior two calendar years, less any dividends already paid during the period.

Any dividends declared above that amount and any return of permanent capital would require prior approval of the Federal Reserve
Board of Governors. As of December 31, 2020, MBB does not have the capacity to pay dividends to the Company without explicit
approval from the Federal Reserve Board of Governors.
MBB’s Tier 1

Capital balance at December 31, 2020 was $
148.3

million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At December 31, 2020

,

the Company also exceeded its regulatory capital
requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC
Agreement.
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

adjustment straight

-line,
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

31, 2020 and 2019.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2020
Minimum Capital Well-Capitalized Capital
Actual Requirement Requirement
Ratio Amount Ratio
(1)
Amount Ratio Amount
(Dollars in thousands)
Tier 1 Leverage Capital

Marlin Business Services Corp.
18.78%
$
202,152
4.0%
$
43,060
5.0%
$
53,826

Marlin Business Bank
15.26%
$
148,260
4.0%
$
38,861
5.0%
$
48,576
Common Equity Tier 1 Risk-Based Capital

Marlin Business Services Corp.
22.74%
$
202,152
4.5%
$
40,004
6.5%
$
57,784

Marlin Business Bank
18.23%
$
148,260
4.5%
$
36,591
6.5%
$
52,854
Tier 1 Risk-based Capital

Marlin Business Services Corp.
22.74%
$
202,152
6.0%
$
53,339
8.0%
$
71,118

Marlin Business Bank
18.23%
$
148,260
6.0%
$
48,788
8.0%
$
65,051
Total

Risk-based Capital

Marlin Business Services Corp.
24.04%
$
213,673
8.0%
$
71,118
10.0%
$
88,898

Marlin Business Bank
19.53%
$
158,825
8.0%
$
65,051
10.0%
$
81,314
December 31, 2019
Minimum Capital Well-Capitalized Capital
Actual Requirement Requirement
Ratio Amount Ratio
(1)
Amount Ratio Amount
(Dollars in thousands)
Tier 1 Leverage Capital

Marlin Business Services Corp.
16.31%
$
200,702
4.0%
$
49,225
5.0%
$
61,532

Marlin Business Bank
13.91%
$
147,810
5.0%
$
53,124
5.0%
$
53,124
Common Equity Tier 1 Risk-Based Capital

Marlin Business Services Corp.
18.73%
$
200,702
4.5%
$
48,228
6.5%
$
69,663

Marlin Business Bank
15.47%
$
147,810
6.5%
$
66,870
6.5%
$
66,870
Tier 1 Risk-based Capital

Marlin Business Services Corp.
18.73%
$
200,702
6.0%
$
64,305
8.0%
$
85,739

Marlin Business Bank
15.47%
$
147,810
8.0%
$
81,199
8.0%
$
81,199
Total

Risk-based Capital

Marlin Business Services Corp.
19.99%
$
214,201
8.0%
$
85,739
10.0%
$
107,174

Marlin Business Bank
16.73%
$
159,845
15.0%
$
143,292
10.0%
$
100,305

Prompt Corrective Action.

The Federal Deposit Insurance Corporation Improvement

Act of 1991 (“FDICIA”) requires the federal
regulators to take prompt corrective action against any undercapitalized institution.

Five capital categories have been established
under federal banking regulations:

well-capitalized, adequately capitalized, undercapitalized, significant ly undercapitalized and
critically undercapitalized. Well

-capitalized institutions significantly exceed the required minimum level for each relevant capital
measure. Adequately capitalized institutions include depository institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum
level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized refers to depository
institutions with minimal capital and at serious risk for government seizure.

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

MBB’s total risk-based capital

ratio of
19.53
% at December 31, 2020 exceeded the threshold for “well capitalized” status under the
applicable laws and regulations.

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

Supervisory Letter SR 09-4, Applying Supervisory
Guidance and Regulations on the Payment of Dividends, Stock Redemptions

and Stock Repurchases at Bank Holding Companies.

NOTE 19 - Stock-Based Compensation

Awards

for

Stock-Based

Compensation

are

governed

by

the

Company’s

2003

Equity

Compensation

Plan,

as

amended

(the

“2003
Plan”), the Company’s

2014 Equity Compensation Plan

(approved by the Company’s

shareholders on June 3, 2014)

(the “2014 Plan”)
and

the Company’s

2019 Equity

Compensation

Plan (approved

by the

Company’s

shareholders

on May

30, 2019)

(the “2019

Plan”
and, together

with the 2014

Plan and the

2003 Plan, the

“Equity Compensation

Plans”).

Under the

terms of the

Equity Compensation
Plans,

employees,

certain

consultants

and

advisors

and

non-employee

members

of

the

Company’s

Board

of

Directors

have

the
opportunity to

receive incentive

and nonqualified

grants of

stock options,

stock appreciation

rights, restricted

stock and

other equity-
based

awards

as

approved

by

the

Company’s

Board

of

Directors.

These

award

programs

are

used

to

attract,

retain

and

motivate
employees and to

encourage individuals in

key management roles to

retain stock.

The Company has a

policy of issuing new

shares to
satisfy

awards

under

the

Equity

Compensation

Plans.

The

aggregate

number

of

shares

under

the

2019

Plan

that

may

be

issued

for
Grants is
826,036
. There were
481,103

shares available for future awards under the 2019 Plan as of December 31, 2020.

Total

stock-based

compensation

expense

was

$
1.2

million,

$
3.1

million

and

$
3.4

million

for

the

years

ended

December

31,

2020,
2019

and

2018,

respectively.

Excess

tax

benefits

from

stock-based

payment

arrangements

was

$
0.6

million,

$
0.1

million

and

$
0.3
million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
Employee stock options generally vest over three

to
four years
.

There were
no

stock options granted during the years ended December 31, 2020 and

2019, respectively.

There were

68,689

stock options granted with fair value of $
7.21

during the year ended December 31, 2018. Fair value of options was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Year Ended
December 31, 2018
Risk-free interest rate
2.64%
Expected life (years)
4.5
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

A summary of option activity for the each of the three years in the period ended December 31, 2020 follows:

Weighted

Average

Number of Exercise Price
Options Shares Per Share
Outstanding, December 31, 2017
96,985
$
25.75

Granted
68,689
28.25

Exercised
(909)
25.75

Forfeited
(17,827)
26.97

Expired
(507)
25.75
Outstanding, December 31, 2018
146,431
$
26.77

Granted
—
—

Exercised
—
—

Forfeited
(6,948)
27.00

Expired
(4,324)
25.75
Outstanding, December 31, 2019
135,159
$
26.80

Granted
—
—

Exercised
—
—

Forfeited
(3,929)
27.31

Expired
(17,048)
26.18
Outstanding, December 31, 2020
114,182
$
26.87

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

During the years

ended December 31, 2020,

2019 and 2018,

the Company recognized total compensation

expense related to options
of $
0.1

million $
0.3

million, and $
0.3

million, respectively.

There were
no

stock options exercised during the years ended December 31, 2020 and

2019, respectively. There

were
909

stock
options exercised during the year ended December 31, 2018. The total pretax intrinsic value of stock options exercised was $
0.1
million for the year ended December 31, 2018.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2020:

Options Outstanding

Options Exercisable
Weighted Weighted Aggregate Weighted Weighted

Aggregate
Average Average Intrinsic Average Average

Intrinsic
Range of

Number
Remaining

Exercise Value
Number

Remaining

Exercise

Value
Exercise Prices

Outstanding

Life (Years ) Price (In thousands)
Exercisable

Life (Years ) Price (In thousands)
$
25.75

63,040
3.2
$
25.75
—
63,040
3.2
$
25.75
—
$
28.25

51,142
4.2
$
28.25
—
34,092
4.2
$
28.25
—
114,182
3.6
$
26.87
$
—
97,132
3.6
$
26.63
$
—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing

stock
price of $
12.24

as of December 31, 2020, which would have been received by the option holders had all option holders exercised their
options as of that date.

As of December 31, 2020, there was $
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

The following table summarizes the activity of the non-vested restricted stock during the each of the three years in the period ended
December 31, 2020:

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Weighted
Average
Number of Grant-Date
Non-vested restricted stock
Shares

Fair Value
Outstanding at December 31, 2017
277,617
$
17.51

Granted
18,206
29.84

Vested
(93,764)
15.13

Forfeited
(15,456)
17.46
Outstanding at December 31, 2018
186,603
$
19.91

Granted
18,924
23.19

Vested
(56,606)
15.95

Forfeited
(4,986)
20.36
Outstanding at December 31, 2019
143,935
$
21.88

Granted
45,830
8.64

Vested
(38,384)
23.08

Forfeited
(2,900)
25.99
Outstanding at December 31, 2020
148,481
$
17.40

During the years ended December 31, 2020,

2019 and 2018, the Company granted restricted stock awards with grant date fair values totaling $
0.4

million, $
0.4

million and $
0.5

million, respectively. The grant

date fair value per share was equivalent to the Company’s
closing stock price on the date of the grant.

As vesting occurs, or is deemed likely to occur,

compensation expense is recognized over the requisite service period and additional paid-in capital is increased. The Company recognized $
0.4

million, $
0.9

million and $
1.3

million of compensation expense related to
restricted stock for the years ended December 31, 2020,

2019 and 2018,

respectively.

Of the $
0.4

million total compensation expense related to restricted stock for the year ended December

31, 2020,
no

expense was
related to accelerated vesting based on the achievement of certain performance criteria determined annually.

Of the $
0.9

million total
compensation expense related to restricted stock for the year ended

December 31, 2019, approximately $
0.1

million related to
accelerated vesting during the first quarter of 2019,

which was also based on the achievement of certain performance criteria determined annually.

As of December 31, 2020, there was $
1.3

million of unrecognized compensation cost related to non-vested restricted stock compensation scheduled to be recognized over a weighted average period of
4.7

years. As of December 31, 2020, there were
no
restricted stock awards outstanding for which vesting may be accelerated based on achievement of individual performance measures.

The fair values of shares that vested during the years ended December

31, 2020, 2019 and 2018 were $
0.4

million, $
1.3

million and
$
2.5

million, respectively.

Restricted Stock Units
Restricted stock units (“RSUs”) are granted with vesting conditions based on fulfillment of a service condition (generally
three

to
four
years

from the grant date), and may also require achievement of certain operating performance criteria, achievement of certain market-
based targets associated with the Company’s

stock price or relative total shareholder

return, or a combination of both performance
criteria and market-based targets. For market-based

target awards granted during 2016 and 2017, the performance period began
one
year

from the grant date and ended
three years

from the grant date. For market-based target awards granted during

2020, the
performance period begins on the grant date and ends
three years

from the grant date. Expense for equity-based awards with market and service conditions is recognized over the service period based on the grant-date fair value of the award.

The following tables summarize market restricted stock unit activity during the each of the three years in the period ended December
31, 2020:

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Weighted
Average
Number of Grant-Date
Performance-based & market-based RSUs RSUs

Fair Value
Outstanding at December 31, 2017
158,553
$
15.13
Granted
35,056
28.25
Forfeited
(1,688)
25.75
Converted
—
—
Outstanding at December 31, 2018
191,921
$
17.43
Granted
95,408
18.37
Forfeited
(17,853)
19.57
Converted
(8,000)
9.47
Cancelled due to non-achievement of market or performance
condition
(4,000)
9.47
Outstanding at December 31, 2019
257,476
$
18.00
Granted
344,153
9.98
Forfeited
(5,081)
23.99
Converted
(65,810)
12.89
Cancelled due to non-achievement of market or performance
condition
(56,390)
18.19
Outstanding at December 31, 2020
474,348
12.80

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Weighted
Average
Number of Grant-Date
RSUs

Fair Value
Service-based RSUs
Outstanding at December 31, 2017
25,840
$
25.63
Granted
49,463
28.26
Forfeited
(5,606)
27.21
Converted
(8,441)
25.63
Outstanding at December 31, 2018
61,256
$
27.61
Granted
74,620
21.50
Forfeited
(13,033)
23.84
Converted
(22,892)
27.39
Outstanding at December 31, 2019
99,951
$
23.59
Granted
69,422
20.43
Forfeited
(24,016)
22.07
Converted
(40,263)
24.29
Outstanding at December 31, 2020
105,094
21.58
The weighted average grant-date fair value of RSUs with both performance and market based vesting conditions granted during the
twelve-month periods ended December 31, 2020 and 2019 was $
12.90

and $
12.91

per unit, respectively. There

were
no

RSU’s with
vesting conditions based on both performance and market conditions granted during the twelve-month period ended 2018. There were no

RSU’s with vesting conditions based

solely on market conditions granted during the twelve-month periods ended

December 31,
2019 and 2018.

The weighted average grant-date fair value of RSUs with market based vesting conditions granted during the twelve-
month period ended December 31, 2020 was $
7.06

per unit. The weighted average grant date fair value of

performance based RSUs
was estimated using a Monte Carlo simulation valuation model with the following assumptions:

Year Ended December 31,
Performance and market-based vesting
conditions
2020 2019 2018
Grant date stock price $
20.43
$
21.50
—
Risk-free interest rate
1.40
%
2.16
%
—
%
Expected volatility
26.18
%
26.68
%
—
%
Dividend yield
—
—
—
Year Ended December 31,
Market-based vesting conditions
2020 2019 2018
Grant date stock price $
12.53
—
—
Risk-free interest rate
0.17
%
—
%
—
%
Expected volatility
70.32
%
—
%
—
%
Dividend yield
—
—
—

The risk-free interest rate reflected the yield on zero coupon Treasury securities with a term approximating the expected life of the
RSUs. The expected volatility was based on historical volatility of the Company’s common stock. Dividend

yield was assumed at zero

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

as the grant assumes dividends distributed during the performance period are reinvested.

When valuing the grant, we have assumed a
dividend yield of zero, which is mathematically equivalent to reinvesting dividends in the issuing entity.
During the years ended December 31, 2020, 2019 and 2018, the Company granted RSUs with grant-date fair values totaling $
4.9
million, $
3.4

million and $
2.4

million, respectively.

The fair value of restricted stock units that converted to shares of common stock
during the years ended December 31, 2020, 2019 and 2018, was $
1.1

million, $
0.8

million, and $
0.2

million, respectively.

The
Company recognized $
0.6

million, $
1.8

million and $
1.7

million of compensation expense related to RSUs for the years ended
December 31, 2020, 2019 and 2018, respectively.

During the year ended December 31, 2020, the Company reversed $
0.5

million of
previously recognized compensation expense related to RSUs based on the adjustment of the most probable performance assumptions
related to certain non-market performance awards.
As of December 31, 2020, there was $
3.1
million of unrecognized compensation cost related to RSUs scheduled to be recognized over
a weighted average period of
2.2
years based on the most probable performance assumptions.

In the event maximum performance
targets are achieved, an additional $
8.1

million of compensation cost would be recognized over a weighted average period of
1.2
years. As of December 31, 2020,
3,960

performance units are expected to convert to shares of common stock based on the most
probable performance assumptions. In the event maximum performance targets are achieved,
677,312

performance units would
convert to shares of common stock.

Employee Stock Purchase Plan
In May 2012, the Company’s shareholders

approved the adoption of the Company’s

2012 Employee Stock Purchase Plan (the “2012
ESPP”). Under the terms of the 2012 ESPP,

employees had the opportunity to set aside up to
10
% of their compensation (subject to
certain maximums) to purchase shares of common stock during designated offering periods at a price equal to the lesser of
95
% of the
fair market value per share on the first day of the offering period or the fair market value per share on the purchase date. The aggregate number of shares that was available for issuance under the 2012 ESPP was
140,000
. During the years ended 2020 and 2019,
14,891
and
18,458

shares, respectively, of common

stock were sold for $
0.1

million and $
0.4

million, respectively, pursuant

to the terms of
the 2012 ESPP.

As of December 31, 2020, there were
no

shares remaining available for issuance under the 2012 ESPP.

The Company
recognized total compensation expense of $
0.1

million related to the 2012 ESPP for each of the years ended December 31, 2020,

2019
and 2018, respectively
.

NOTE 20 - Employee 401(k) Plan

The Company adopted a 401(k) plan (the “401(k) Plan”) which originally became effective as of January 1, 1997. The Company’s employees are entitled to participate in the 401(k) Plan, which provides savings and investment opportunities. Employees can contribute up to the maximum annual amount allowable per Internal Revenue Service guidelines. Effective July 1, 2007, the 401(k)
Plan provides for Company contributions equal to 25% of an employee’s contribution percentage up to a maximum employee contribution of 6%. Beginning January 1, 2021, the Company will increase its contributions to 50% of an employee’s contribution percentage up to a maximum employee contribution of 6%.

The Company’s contributions to

the 401(k) Plan for the years ended
December 31, 2020, 2019 and 2018 were approximately $
0.2

million, $
0.4

million and $
0.3

million, respectively.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 21 – Parent Company
Summarized financial information of the parent company is as follows:

Parent Company – Balance Sheet
December 31,
2020 2019
ASSETS (Dollars in thousands, except per-
share data)
Investment in and advances to subsidiaries:

Bank subsidiary

$
139,440
$
150,745

Nonbank subsidiaries

56,925
64,211
Total assets
$
196,365
$
214,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities
$
—
$
—
Stockholders’ equity:

Preferred Stock, $
0.01

par value;
5,000,000

shares authorized; none issued
—
—

Common Stock, $
0.01

par value;
75,000,000

shares authorized;

11,974,530

and
12,113,585

shares issued and outstanding at December 31, 2020 and

2019, respectively
120
121

Additional paid-in capital
76,323
79,665

Accumulated other comprehensive loss
69
58

Retained earnings
119,853
135,112

Total stockholders’

equity
196,365
214,956
Total liabilities and stockholders’

equity
$
196,365
$
214,956

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Parent Company – Income Statement

Year

Ended December 31,
2020 2019 2018
(Dollars in thousands)
Income:

Dividends from nonbank subsidiaries
$
11,427
$
14,262
$
9,931

Dividends from bank subsidiary
—
6,000
20,000
Total revenue
11,427
20,262
29,931
Total expense
—
—
—
Income before income taxes and equity in undistributed

net income of subsidiaries
11,427
20,262
29,931

Income tax (benefit) expense
—
—
—
Equity in undistributed income (loss):

Bank subsidiary
(2,281)
8,816
(3,417)

Nonbank subsidiaries
(8,804)
(1,962)
(1,534)
Net Income $
342
$
27,116
$
24,980
Other comprehensive income:
Reclassification due to adoption of ASU 2016-01, ASU 2018-02 and

ASU 2018-03
—
—
107
Increase (decrease) in fair value of securities available for sale
15
138
(7)
Tax effect
(4)
(36)
(48)
Total other comprehensive

income
11
102
52
Comprehensive income $
353
$
27,218
$
25,032

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Parent Company – Statement of Cash Flows

Year

Ended December 31,
2020 2019 2018
(Dollars in thousands)
Cash flows from operating activities:
Net income

$
342
$
27,116
$
24,980
Adjustments to reconcile net income to net cash from

operating activities:
Equity in undistributed net income of subsidiaries
(342)
(21,116)
(4,980)
Net cash provided by operating activities
—
6,000
20,000
Cash flows from investing activities:
Capital returned from nonbank subsidiaries
11,427
14,262
9,931
Capital contributed to subsidiaries
(146)
(6,484)
(20,492)
Net cash provided by (used in) investing activities

11,281
7,778
(10,561)
Cash flows from financing activities:

Issuances of common stock

120
410
402

Repurchases of common stock
(4,703)
(7,323)
(2,908)

Dividends paid to common stockholders
(6,698)
(6,865)
(6,956)

Exercise of stock options
—
—
23
Net cash used in financing activities
(11,281)
(13,778)
(9,439)
Net increase in total cash and cash equivalents
—
—
—
Total cash and cash

equivalents, beginning of period
—
—
—
Total cash and cash

equivalents, end of period
$
—
$
—
$
—

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 22 - Events Subsequent to Year

-End

The Company declared a dividend of $
0.14

per share on
January 28, 2021
. The quarterly dividend, which amounted to a dividend
payment of approximately $
1.7

million, was paid on
February 18, 2021

to shareholders of record on the close of business on
February
8, 2021
. It represented the Company’s thirty-eighth

consecutive quarterly cash dividend.

Supplementary Data

The selected unaudited quarterly financial data presented below should be read in conjunction with the Consolidated Financial
Statements and related notes.

Selected Quarterly Financial Data (Unaudited)

Fiscal Year Quarters

First Second Third Fourth
(Dollars in thousands, except per-share data)
Year

ended December 31, 2020
Interest income

$
26,465
$
24,248
$
22,398
$
19,688
Fee income

2,766
2,450
2,803
2,541
Interest and fee income

29,231
26,698
25,201
22,229
Interest expense

5,680
5,428
4,694
4,066
Provision for credit losses

25,150
18,806
7,204
(12,651)
Non-interest income
12,203
3,795
4,213
4,129
Income tax expense (benefit)
(7,434)
(1,374)
525
4,815
Net income (loss)
(11,821)
(5,882)
2,743
15,302
Basic earnings (loss) per share

(1.00)
(0.50)
0.23
1.28
Diluted earnings (loss) per share

(1.00)
(0.50)
0.23
1.28
Cash dividends declared per share
0.14
0.14
0.14
0.14
Net investment in leases and loans

970,076
911,035
846,728
825,056
Total assets

1,263,537
1,196,215
1,105,951
1,021,998
Year

ended December 31, 2019
Interest income

$
25,883
$
27,082
$
27,708
$
26,747
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

In connection with the preparation of this Annual Report on Form 10

-K, as of December 31, 2020,

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
Officer provided a report on behalf of management on our interna

l

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

Proxy Statement
to be filed pursuant to Regulation 14A for its 2021 Annual Meeting of Shareholders.

We have adopted

a code of ethics and business conduct that applies to all of our directors, officers and employees, including our
principal executive officer,

principal financial officer, principal accounting

officer and persons performing similar functions. Our code
of ethics and business conduct is available free of charge

within the investor relations section of our website at
www.marlincapitalsolutions

.com.

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
to be filed pursuant to Regulation 14A for its 2021 Annual Meeting of Shareholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management   and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the information in the Registrant’s definitive

Proxy Statement
to be filed pursuant to Regulation 14A for its 2021 Annual Meeting of Shareholders.

Item 13.

Certain Relationships and Related Transactions, and

Director Independence

The information required by Item 13 is incorporated by reference from the information in the Registrant’s definitive

Proxy Statement
to be filed pursuant to Regulation 14A for its 2021 Annual Meeting of Shareholders.

Item 14.

Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information in the Registrant’s definitive

Proxy Statement
to be filed pursuant to Regulation 14A for its 2021 Annual Meeting of Shareholders.

PART

IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

The

following

is

a

list

of

consolidated

and

combined

financial

statements

and

supplementary

data

included

in

this

report

under
Item 8 of Part II hereof:

1.   Financial   Statements   and   Supplemental   Data

  Reports   of   Independent   Registered   Public   Accounting   Firm .

  Consolidated   Balance   Sheets   as   of   December   31,   2020   and   2019 .

  Consolidated   Statements   of   Operations   for   the   years   ended   December   31,   2020 ,   2019   and   2018 .

Consolidated Statements of Comprehensive Income for the years ended

December 31, 2020,

2019 and 2018.

  Consolidated   Statements   of   Stockholders’   Equity   for   the   years   ended   December   31,   2020 ,   2019   and   2018 .

  Consolidated   Stat ements   of   Cash   Flows   for   the   years   ended   December   31,   2020 ,   2019   and   2018 .

  Notes   to   Consolidated   Financial   Statements.

  Supplementary   Data.

2.   Financial   Statement   Schedules

  Schedules   are   omitted   because   they   are   not   applicable   or   are   not   re quired   or   because   the   required   information   is   included   in   the
consolidated and combined financial statements or notes thereto.

(b) Exhibits

Number
Description

3.1
(2)

Amended and Restated Articles of Incorporation of the Registrant.

3.2
(12)

Amended and Restated Bylaws of the Registrant.

3.3
(16)

Amendment to the Amended and Restated Bylaws of the Registrant.

4.1
(1)

Second Amended and Restated Registration Agreement, as amended through July 26, 2001, by and among Marlin

Leasing Corporation and certain of its shareholders.

4.2
(15)

Description of Securities

10.1
(5)†

2003 Equity Compensation Plan of the Registrant, as amended.

10.2
(4)†
Amendment 2009-1 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.3
(4)†
Amendment 2009-2 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.4
(4)†
Amendment 2009-3 to the Marlin Business Services Corp. 2003 Equity Compensation Plan, as amended.

10.5
(5)†

2012 Employee Stock Purchase Plan of the Registrant.

10.6
(3)

Letter Agreement, dated as of June 11, 2007 and effective as of March 11, 2008, by and between the Registrant,

Peachtree Equity Investment Management, Inc. and WCI (Private Equity) LLC.

10.7
(6)
†

2014 Equity Compensation Plan.
10.8
(7)
†

Form of Non-Employee Director Stock Award.
10.9
(
8
)
†

Form of Employee Stock Award.
10.11
(9)†

Severance Pay Plan for Senior Management.
10.12
(10)†

Employment Offer Letter between Jeffrey A. Hilzinger and Marlin Business Services Corp. dated as of April 25, 2016.

10.13
(11)†

Form of Performance Stock Unit Award Agreement.

10.14
(14)†

Employment Offer Letter between Michael A. Bogansky and Marlin Business Services Corp. dated as of December 4,

2018.

10.15
(13)†

2019 Equity Compensation Plan

10.16
(15)†

Separation and General Release Agreement between Edward R. Dietz, Jr. and Marlin Business Services Corp. dated as of August 1, 2019 and re-affirmed as of December 31, 2019.

10.17
(17)†

Form of Restricted Stock Unit Award under the 2019 Equity Compensation Plan.

10.18
(17)†

Form of Performance Stock Unit Award under the 2019 Equity Compensation Plan.

10.19
(17)†

Form of Performance Stock Unit Award (with TSR Modifier) under the 2019 Equity Compensation Plan.

10.20
(18)†

Form of Restricted Stock Award for Independent Directors under the 2019 Equity Compensation Plan.

10.21
(19)†

Form of December 2020 Performance Stock Unit Award Agreement.

21.1
List of Subsidiaries

(Filed herewith).
23.1
Consent of Deloitte & Touche LLP

(Filed herewith)
31.1
Certification of the Chief Executive Officer of Marlin Business Services Corp. required by Rule 13a-14(a) under the

Securities Exchange Act of 1934, as amended

(Filed herewith).
31.2
Certification of Chief Financial Officer of Marlin Business Services Corp. require by Rule 13a-14(a) under the Securities

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

Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended)

(Furnished herewith).
101   Financial   statements   from   the   Annual   Report   on   Form   10 - K   of   the   Company   for   the   period   ended   December   31,   2020 ,
formatted   in   XBRL:   (i)   the   Consolidated   Balance   Sheets,   (ii)   the   Consolidated   Statements   of   Operations,   (iii)   the
Consolidated

Statements

of

Comprehensive

Income,

(iv) the

Consolidated

Statements

of

Stockholders’

Equity,

(v) the
Consolidated   Statements   of   Cash   Flows   and   (v i )   the   Notes   to   Consolidated   Financial   Statemen ts   (Submitted
electronically with this report).

____________________

†
Management contract or compensatory plan or arrangement.

(1)
  Previously   filed   with   the   Securities   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Amendment   No.   1   to
Registration Statement on Form S-1 (File No. 333-108530), filed on October

14, 2003 and incorporated by reference herein.

(2)
  Previously   filed   with   the   Securities   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Annual   Report   on   Form   10 - K
for the fiscal year ended December 31, 2007 filed on March 5, 2008 and incorporated by reference herein.

(3)

Previously filed with

the Securities and

Exchange Commission

as an exhibit

to the Registrant’s

Current

Report on Form

8-K
dated March 11, 2008 and filed on March 17,

2008 and incorporated by reference herein.

(4)
  Previously   filed   with   the   Securities   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Current   Report   on   Form   8 - K
dated October 28, 2009 and filed on November 2, 2009 and incorporated by reference herein.
(5)
  Previously   filed   with   the   Securi ties   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Form   DEF   14A   filed   on   April
23, 2012 and incorporated by reference herein.

(6)
  Previously   filed   with   the   Securities   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Current   Report   on   Form   8 - K
filed on June 9, 2014 and incorporated by reference herein.
(7)
  Previously   filed   with   the   Securities   and   Exchang e   Commission   as   an   exhibit   to   the   Registrant’s   Current   Report   on   Form   8 - K
filed on June 12, 2014 and incorporated by reference herein.
(8)
  Previously   filed   with   the   Securities   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Current   Report   on   Form   8 - K
filed on June 12, 2014 and incorporated by reference herein.

(9)
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly

Report on Form
10-Q for the period ended June 30, 2015 filed on August 5, 2015 and incorporat ed by reference herein.

(10)
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current
Report on Form 8-K filed on May 5, 2016 and incorporated by reference herein

.

(11)
  Previously   filed   with   the   Securities   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Current   Report   on   Form   8 - K
filed on September 19, 2016 and incorporated by reference herein.
(12)
  Previously   filed   with   the   Securities   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Current   Report   on   Form   8 - K
filed on October 20, 2016 and incorporated by reference herein.
(13)

Previously filed

with the

Securities and

Exchange Commission

as an

exhibit to

the Registrant’s

Current Report

on Form

8-K
filed on June 4, 2019 and incorporated by reference herein.

(14)
  Previously   filed   with   the   Securities   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Annual   Report   on   Form   10 - K
for the fiscal year ended December 31, 2018 filed on March 8, 2019 and incorporated by reference herein.

(15)
Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Annual
Report on Form 10-K for the fiscal year ended December 31, 2019 filed on

March 13, 2020 and incorporated by reference
herein.

(16)
  Previously   filed   with   the   Securities   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Current   Report   on   Form   8 - K
filed on April 24, 2020 and incorporated

by reference herein.
(17)
  Previously   filed   with   the   Secur ities   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Quarterly   Report   on   Form
10-Q for the period ended March 31, 2020 filed on May 1, 2020 and incorporated by reference herein.
(18)
  Previously   file d   with   the   Securities   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Quarterly   Report   on   Form
10-Q for the period ended June 30,

2020 filed on July 31, 2020 and incorporated by reference herein.
(19)
  Previously   filed   with   the   Securities   and   Exchange   Commission   as   an   exhibit   to   the   Registrant’s   Current   Report   on   Form   8 - K
filed on December 18, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the Registrant has duly caused this report
to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2021

M
ARLIN
B
USINESS
S
ERVICES
C
ORP
.

By:

/s/

JEFFREY
HILZINGER
Jeffrey Hilzinger
Chief Executive Officer

Pursuant to the requirements of the

Securities Exchange Act of 1934, this

report has been signed below by

the following persons on
behalf of the Registrant and in the capacities and on the dates indicated.

Signature

Title

Date
/s/ J
EFFREY
H
ILZINGER
Chief Executive Officer

March 5, 2021
Jeffrey Hilzinger (Principal Executive Officer)
/s/ M
ICHAEL
R. B
OGANSKY
Michael R. Bogansky
Chief Financial Officer and
Senior Vice President
(Principal Financial and
Accounting Officer)
March 5, 2021
/s/ L
AWRENCE
J. D
E
A
NGELO
Chairman of the Board of Directors March 5, 2021
Lawrence J. DeAngelo
/s/ J
OHN
J. C
ALAMARI
Director March 5, 2021
John J. Calamari
/s/ S
COTT
H
EIMES
Director March 5, 2021
Scott Heimes
/s/ M
ATTHEW
J. S
ULLIVAN
Director March 5, 2021
Matthew J. Sullivan
/s/ J. C
HRISTOPHER
T
EETS
Director March 5, 2021
J. Christopher Teets
/s/ J
AMES
W. W
ERT
Director March 5, 2021
James W. Wert