Form 10-Q
period 2021-03-31
MARLIN BUSINESS SERVICES CORP
filed 2021-04-30
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON,

D.C. 20549

FORM
10-Q

☑

QUARTERLY

REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF
1934

For the Quarterly Period Ended
March 31, 2021
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

At April 23, 2021,
12,009,234

shares of Registrant’s common

stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2021

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

Statements

(Unaudited)

................................................................

........................................................... 3

Consolidated Balance Sheets at March 31, 2021 and December 31, 2020

................................................................

.............. 3

Consolidated Statements of Operations for the three- month periods ended

March 31, 2021 and 2020

................................................................

................................................................

................... 4

Consolidated Statements of Comprehensive Income (Loss) for the three- month periods ended

March 31, 2021 and 2020

................................................................

................................................................

................... 5

Consolidated Statements of Stockholders’ Equity for the three-month periods ended

March 31, 2021 and 2020

................................................................

................................................................

................... 6

Consolidated Statements of Cash Flows for the three-month periods ended

March 31, 2021 and 2020

................................................................

................................................................

................... 7

Notes to Unaudited Consolidated Financial Statements

................................................................

.......................................... 9
Item

2

Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Res
ults

of

Operations

.................................................... 35
Item

3

Quantitative

and

Qualitative

Disclosures

about

Market

Risk

................................................................

.................................... 49
Item

4

Controls

and

Procedures

................................................................

................................................................

............................ 49
Part II – Other Information

................................................................

................................................................

.................................. 49
Item

1

Legal

Proceedings
................................................................

................................................................

...................................... 49
Item 1A Risk Factors
…

................................................................

................................................................

........................................... 49
Item

2

Unregistered

Sales

of

Equity

Securities

and

Use

of

Proceeds

................................................................

................................... 50
Item

3

Defaults

upon

Senior

Securities

................................................................

................................................................

................. 51
Item

4

Mine

Safety

Disclosures

................................................................

................................................................

............................ 51
Item

5

Other

Information

................................................................

................................................................

...................................... 51
Item

6

Exhibits

…….

................................................................

................................................................

............................................ 52
Signatures

................................................................

................................................................

................................................................

53

PART

I. Financial Information

Item   1.   Consolidated   Financial   Statements

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

March 31, December 31,

2021 2020
(Dollars in thousands, except per-share

data)
ASSETS
Cash and due from banks
$
5,244
$
5,473
Interest-earning deposits with banks

105,378
130,218

Total cash and cash equivalents
110,622
135,691
Time deposits with banks
4,482
5,967
Restricted interest-earning deposits related to consolidated VIEs
4,358
4,719
Investment securities (amortized cost of $
12.6

million and $
11.5

million at

March 31, 2021 and December 31, 2020, respectively)
12,373
11,624
Net investment in leases and loans:

Leases
319,092
337,159

Loans
517,249
532,125
Net investment in leases and loans, excluding allowance for credit losses (includes $
23.2

million and
$
30.4

million at March 31, 2021 and December 31, 2020, respectively, related to consolidated VIEs)
836,341
869,284
Allowance for credit losses
(38,912)
(44,228)

Total net investment in leases and loans
797,429
825,056
Intangible assets
5,510
5,678
Operating lease right-of-use assets
7,648
7,623
Property and equipment, net
8,603
8,574
Property tax receivables, net of allowance
12,063
6,854
Other assets
9,776
10,212

Total assets
$
972,864
$
1,021,998
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
$
678,331
$
729,614
Long-term borrowings related to consolidated VIEs
23,670
30,665
Operating lease liabilities
8,517
8,700
Other liabilities:

Sales and property taxes payable
10,916
6,316

Accounts payable and accrued expenses
26,086
27,734

Net deferred income tax liability
23,642
22,604

Total liabilities
771,162
825,633
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $
0.01

par value;
5,000,000

shares authorized;
none

issued
—
—
Common Stock, $
0.01

par value;
75,000,000

shares authorized;
12,009,323

and
11,974,530

shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively
120
120

Additional paid-in capital
76,682
76,323

Accumulated other comprehensive (loss) income
(115)
69

Retained earnings
125,015
119,853

Total stockholders’ equity
201,702
196,365

Total liabilities and stockholders’ equity
$
972,864
$
1,021,998

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

Three Months Ended March 31,

2021 2020
(Dollars in thousands, except per-share
data)
Interest income $
18,288
$
26,465
Fee income
2,455
2,766
Interest and fee income
20,743
29,231
Interest expense
3,263
5,680
Net interest and fee income
17,480
23,551
Provision for credit losses
(2,936)
25,150
Net interest and fee income (loss) after provision for credit losses
20,416
(1,599)
Non-interest income:

Gain on leases and loans sold
—

2,282

Insurance premiums written and earned
1,998
2,282

Other income

6,574
7,639

Non-interest income
8,572
12,203
Non-interest expense:

Salaries and benefits
8,373
9,519

General and administrative
11,246
13,605

Goodwill impairment
—

6,735

Non-interest expense
19,619
29,859

Income (loss) before income taxes
9,369
(19,255)
Income tax expense (benefit)
2,518
(7,434)

Net income (loss)
$
6,851
$
(11,821)
Basic earnings (loss) per share $
0.57
$
(1.00)
Diluted earnings (loss)

per share
$
0.57
$
(1.00)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended March 31,
2021 2020
(Dollars in thousands)

Net income (loss)
$
6,851
$
(11,821)
Other comprehensive income (loss):

Decrease in fair value of debt securities available for sale
(246)
(51)

Tax effect
62
13
Total other comprehensive

loss
(184)
(38)

Comprehensive income (loss)
$
6,667
$
(11,859)

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
121
79,665
58
135,112
$
214,956

Repurchase of common stock
(285,593)
(3)
(4,535)
—
—
(4,538)

Stock issued in connection with restricted

stock and RSUs, net of forfeitures
56,481
1
(1)
—
—
—

Stock option compensation recognized
—
—
518
—
—
518

Net change in unrealized gain/loss on

securities available for sale, net of tax
—
—
—
(38)
—
(38)

Net loss
—
—
—
—
(11,821)
(11,821)

Impact of adoption of new accounting

standards
(1)
—
—
—
—
(8,877)
(8,877)

Cash dividends paid ($
0.14

per share)
—
—
—
—
(1,710)
(1,710)
Balance, March 31, 2020
11,884,473
$
119
$
75,647
$
20
$
112,704
$
188,490
Balance, December 31, 2020
11,974,530
120
76,323
69
119,853
196,365

Repurchase of common stock
(16,038)
—
(224)
—
—
(224)

Stock issued in connection with restricted

stock and RSUs, net of forfeitures
50,831
—
—
—
—
—

Stock-based compensation recognized
—
—
583
—
—
583

Net change in unrealized gain/loss on

securities available for sale, net of tax
—
—
—
(184)
—
(184)

Net income
—
—
—
—
6,851
6,851

Cash dividends paid ($
0.14

per share)
—
—
—
—
(1,689)
(1,689)
Balance, March 31, 2021
12,009,323
$
120
$
76,682
$
(115)
$
125,015
$
201,702
(1)

Represents the impact of Accounting Standards Update

("ASU") 2016-13 and related ASUs collectively referred

to as "CECL".

See Note 2.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,
2021 2020
(Dollars in thousands)
Cash flows from operating activities:

Net income (loss)
$
6,851
$
(11,821)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization
877
1,057

Stock-based compensation
583
518

Impairment of goodwill and intangible assets
—
6,735

Change in fair value of equity securities
66 (58)

Provision for credit losses
(2,936)
25,150

Change in net deferred income tax liability
1,100
(2,107)

Amortization of deferred initial direct costs and fees
2,520
3,413

Gain on leases sold
—
(2,282)

Leases originated for sale
—
(3,693)

Proceeds from sale of leases originated for sale
—
3,874

Noncash lease expense
166
324

Effect of changes in other operating items:

Other assets
(4,905)
(12,002)

Other liabilities
2,710
1,083

Net cash provided by operating activities
7,032
10,191
Cash flows from investing activities:

Net change in time deposits with banks
1,485
(737)

Purchases of equipment for lease contracts and funds used to originate loans
(85,571)
(156,145)

Principal collections on leases and loans
112,667
129,810

Proceeds from sale of leases originated for investment
—
21,337

Security deposits collected, net of refunds
(14)
(78)

Proceeds from the sale of equipment
817
840

Acquisitions of property and equipment
(615)
(796)

Purchases of investment securities
(1,569)
(19)

Principal payments received on investment securities
548
613

Net cash provided by (used in) investing activities

27,748
(5,175)
Cash flows from financing activities:

Net change in deposits
(51,283)
102,864

Term securitization repayments
(7,026)
(14,008)

Business combinations earn-out consideration payments
—
(132)

Repurchases of common stock
(224)
(4,538)

Dividends paid
(1,677)
(1,685)

Net cash (used in) provided by financing activities
(60,210)
82,501
Net increase in total cash, cash equivalents and restricted cash
(25,430)
87,517
Total cash, cash equivalents

and restricted cash, beginning of period

140,410
130,027
Total cash, cash equivalents

and restricted cash, end of period
$
114,980
$
217,544

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,

2021 2020
(Dollars in thousands)
Supplemental disclosures of cash flow information:

Cash paid for interest on deposits and borrowings
$
3,170
$
5,420

Net cash paid for income taxes
903
1,797

Leases and loans transferred into held for sale from investment
—
19,235
Supplemental disclosures of non-cash investing activities:

Purchase of equipment for lease contracts and loans originated
1,309
3,773
Reconciliation of Cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents $
110,622
$
211,070
Restricted interest-earning deposits
4,358
6,474
Cash, cash equivalents and restricted cash at end of period $
114,980
$
217,544

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1 – The Company

We are a nationwide

provider of credit products and services to small businesses and were incorporated in the Commonwealth of
Pennsylvania in 2003
. In 2008, we opened Marlin Business Bank (“MBB”), a commercial bank chartered by the State of
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

at March 31, 2021 and the
results of operations for the three-month periods ended March 31, 2021 and 2020,

and cash flows for the three-month periods ended
March 31, 2021 and 2020.

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

Form 10-K for the year ended December 31, 2020, filed with the
Securities and Exchange Commission (“SEC”) on March 5, 2021

.

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

Income taxes.

Our statutory tax rate, which is a combination of federal and state income tax rates
,
was
25.1
% and
23.9
% for the three months ended
March 31, 2021 and March 31, 2020, respectively.

For the three months ended March 31, 2021 our effective

tax rate was
26.9
% expense and for the three months ended March 31, 2020,
our effective tax rate was
38.6
% benefit, driven by a $
3.2

million discrete benefit, resulting from certain provisions in the Coronavirus
Aid, Relief, and Economic Security Act (“CARES Act”) that allow for a remeasurement of our federal net operating losses.

The Company is

currently under examination

by the IRS

for tax

years ending December

31, 2013 to

2018 resulting from

Joint Committee
Review as part of an IRS refund claim. The Company remains subject to examination for the 2017 tax year to the present under regular statute of limitations. The Company files state income tax returns in various states which may have different statutes of limitations.

Significant Accounting Policies.

There have been no significant changes to our Significant Accounting

Policies as described in our
Annual Report on Form 10-K for the year ended December 31,

2020.

Recently Adopted Accounting Standards
.

Credit Losses.

In June 2016, the Financial Accounting Standards Board (“FASB”)

issued Accounting Standards Update (“ASU”)
ASU 2016-13,
Financial Instruments - Credit Losses (Topic

326): Measurement of Credit

Losses on Financial Instruments

and related
ASUs collectively referred to as “CECL”.

The Company adopted the guidance in these ASUs, effective January

1, 2020, applying changes resulting from the application of the new standard’s provisions

as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in
which the guidance was effective (i.e., modified retrospective approach). See our Annual Report on Form 10-K for the year ended
December 31, 2020 for a detailed discussion of our adoption of this guidance.

Income Taxes
.

In December 2019, the FASB

issued ASU 2019-12,
Income Taxes

(Topic 740):

Simplifying the Accounting for
Income Taxes
, which removes certain exceptions to the general principles of ASC 740 in order to reduce the cost and complexity of its
application.

The amendments also clarify and amend existing guidance to improve consistent application.

The ASU is effective for
fiscal years beginning after December 15, 2020, including interim periods within those annual periods.

We adopted

ASU 2019-12 on
January 1, 2021, and the adoption did not have a material impact on our consolidated financial position or results of operations.

NOTE 3 – Non-Interest Income

The following table summarizes the Company’s

non-interest income for the periods presented:

Three Months Ended March 31,
(dollars in thousands)
2021 2020
Insurance premiums written and earned $
1,998
$
2,282
Gain on sale of leases and loans
—
2,282
Other income:

Property tax income
5,020
5,504
Servicing income
386
566
Net gain (loss) recognized during the period on equity securities
(66)
58
Non-interest income - other than contracts with customers
7,338
10,692
Other income:

Insurance policy fees
772
918
Property tax administrative fees on leases
203
234
ACH payment fees
59
72
Referral fees
10
94
Other
190
193
Non-interest income from contracts with customers
1,234
1,511
Total non-interest income $
8,572
$
12,203

NOTE 4 - Investment Securities

The Company had the following investment securities as of the dates presented:

March 31, December 31,
(Dollars in thousands) 2021 2020
Equity Securities
Mutual fund $
3,707
$
3,760
Debt Securities, Available

for Sale:
Asset-backed securities ("ABS")
5,192
3,719
Municipal securities

3,474

4,145

Total investment securities
$
12,373
$
11,624

The following schedule summarizes changes in fair value of equity securities and the portion of unrealized gains and losses for each
period presented:

Three Months Ended March 31,
2021 2020
(Dollars in thousands)
Net gains and (losses) recognized during the period on equity securities $
(66)
$
58
Less: Net gains and (losses) recognized during the period

on equity securities sold during the period

—
—
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date
$
(66)
$
58

Available for

Sale
The following schedule is a summary of available for sale investments as of the dates presented:

March 31, 2021
Gross

Gross
Amortized
Unrealized

Unrealized Estimated
Cost Gains Losses Fair Value
(Dollars in thousands)
ABS $
5,125
$
68
$
—
$
5,192
Municipal securities
3,672
2
(199)
3,474

Total Debt Securities, Available

for Sale
$
8,797
$
70
$
(199)
$
8,666
December 31, 2020
Gross

Gross
Amortized
Unrealized

Unrealized Estimated
Cost Gains Losses Fair Value
(Dollars in thousands)
ABS $
3,666
$
53
$
—
$
3,719
Municipal securities
4,082
64
(1)
4,145

Total Debt Securities, Available

for Sale
$
7,748
$
117
$
(1)
$
7,864

The Company evaluates its available for sale securities in an unrealized loss position for other than temporary impairment on at least a
quarterly basis. The Company did
no
t recognize any other than temporary impairment to earnings for each of the periods ended

March
31, 2021 and March 31, 2020.
The following tables present the aggregate amount of unrealized losses on available for sale securities in the Company’s

investment
securities classified according to the amount of time those securities have been in a continuous loss position as of March 31, 2021 and
December 31, 2020:
March 31, 2021
Less than 12 months 12 months or longer Total
Gross

Gross Gross
Unrealized

Fair Unrealized Fair Unrealized Fair
Losses Value Losses Value Losses Value
(Dollars in thousands)
Municipal securities $
(199)
$
3,348
$
—
$
—
$
(199)
$
3,348
Total available for sale investment
securities $
(199)
$
3,348
$
—
$
—
$
(199)
$
3,348
December 31, 2020
Less than 12 months 12 months or longer Total
Gross

Gross Gross
Unrealized

Fair Unrealized Fair Unrealized Fair
Losses Value Losses Value Losses Value
(Dollars in thousands)
Municipal securities $
(1)
$
141
$
—
$
—
$
(1)
$
141
Total available for sale investment
securities $
(1)
$
141
$
—
$
—
$
(1)
$
141

The following table presents the amortized cost, fair value, and weighted average yield of available for sale investments at March 31,
2021,

based on estimated average life. Receipt of cash flows may differ from those estimated maturities because borrowers may have
the right to call or prepay obligations with or without penalties:

Distribution of Maturities
1 Year

Over 1 to

Over 5 to
Over 10
or Less 5 Years 10 Years Years Total
(Dollars in thousands)
Amortized Cost:
ABS $
750
$
1,302
$
1,475
$
1,598
$
5,125
Municipal securities

5

120

—

3,547

3,672
Total available for sale investments $
755
$
1,422
$
1,475
$
5,145
$
8,797
Estimated fair value $
763
$
1,447
$
1,510
$
4,946
$
8,666
Weighted-average

yield, GAAP basis
2.31
%
1.84
%
0.81
%
2.15
%
1.89
%

NOTE 5 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

March 31, 2021 December 31, 2020
(Dollars in thousands)
Minimum lease payments receivable
$
334,294
$
354,298
Estimated residual value of equipment
26,349
26,983
Unearned lease income, net of initial direct costs and fees deferred
(41,179)
(43,737)
Security deposits
(372)
(385)
Total leases
319,092
337,159
Commercial loans, net of origination costs and fees deferred
Working

Capital Loans
18,351
20,034
CRA
(1)
1,158
1,091
Equipment loans
(2)
436,814
449,149
CVG
60,926
61,851
Total commercial

loans
517,249
532,125
Net investment in leases and loans, excluding allowance
836,341
869,284
Allowance for credit losses
(38,912)
(44,228)
Total net investment

in leases and loans
$
797,429
$
825,056
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

At March 31, 2021, $
24.9

million in net investment in leases were pledged as collateral for the Company’s outstanding asset-backed
securitization balance and $
55.2

million in net investment in leases were pledged as collateral for the secured borrowing capacity at
the Federal Reserve Discount Window.

The amount of deferred initial direct costs and origination costs net of fees deferred were $
13.6

million and $
14.6

million as of March
31, 2021 and December 31, 2020,

respectively. Initial direct

costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs are

netted in commercial loans and are amortized to income using the effective interest method. At March 31, 2021 and December 31, 2020, $
21.5

million and $
21.9

million, respectively,

of the estimated residual value of
equipment retained on our Consolidated Balance Sheets was related to copiers.

Maturities of lease receivables

under lease contracts and the amortization of unearned lease income, including initial direct costs and
fees deferred, were as follows as of March 31, 2021:

Minimum Lease

Payments Net Income
Receivable
(1)
Amortization
(2)
(Dollars in thousands)
Period Ending March 31,
Remainder of 2021
$
105,209
$
18,517
2022
109,389
13,153
2023
68,649
6,463
2024
35,012
2,403
2025
13,032
589
Thereafter
3,003
54
$
334,294
$
41,179
________________________

(1)

Represents the undiscounted cash flows of the lease payments receivable.
(2)

Represents the difference between the undiscounted cash flows and the discounted cash flows.

The lease income recognized was as follows:

Three Months Ended March 31,
2021 2020
(Dollars in thousands)
Interest Income $
6,693
$
9,151

As of March 31, 2021 and December 31, 2020,

the Company maintained total finance receivables which were on a non-accrual basis with net investment of $
14.0

million and $
14.3

million, respectively.

As of March 31, 2021, the Company had contracts that had been modified under its COVID-19 payment deferral program of $
93.8

million representing approximately
11.2
% of the Company’s total
net investment.

See

Note 6

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
1.1

million and $
1.3

million as of
March 31, 2021,

and December 31, 2020,

respectively, and is recognized

within Accounts payable and accrued expenses in the
Consolidated Balance Sheets.

As of March 31, 2021 and December 31, 2020,

the portfolio of leases and loans serviced for others was
approximately $
199

million and $
230

million, respectively.

In addition, the Company may have continuing involvement in contracts sold through any recourse obligations that may include
customary representations and warranties or specific recourse provisions.
The following table summarizes information related to portfolio sales for the periods presented:

Three Months Ended March 31,
2021 2020
(Dollars in thousands)
Sales of leases and loans

$
—
$
22,929
Gain on sale of leases and loans
—
2,282

NOTE 6 – Allowance for Credit Losses

Effective January 1, 2020, we

adopted
ASU 2016-13 and related ASUs collectively referred to as CECL ,

which replaced

the probable,
incurred loss model with a measurement of expected credit losses for the contractual term of the Company’s current portfolio

of loans
and leases.

See our Annual Report on Form 10-K for the year ended December 31, 20

20 for a detailed discussion of our adoption of
this guidance.

The following tables summarize activity in the allowance for credit losses
:

Three Months Ended March 31, 2021
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, beginning of period $
33,184
$
1,206
$
9,838
$
—
$
44,228

Charge-offs
(3,711)
(535)
(762)
—
(5,008)

Recoveries
1,360
130
43
—
1,533
Net charge-offs
(2,351)
(405)
(719)
—
(3,475)
Realized cashflows from Residual Income
1,095
—
—
—
1,095

Provision for credit losses
(3,076)
209
(69)
—
(2,936)
Allowance for credit losses, end of period $
28,852
$
1,010
$
9,050
$
—
$
38,912
Net investment in leases and loans, before allowance $
746,395
$
18,351
$
70,437
$
1,158
$
836,341

Three Months Ended March 31, 2020
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, December 31, 2019 $
18,334
$
1,899
$
1,462
$
—
$
21,695

Adoption of ASU 2016-13 (CECL)
(1)
9,264
(3)
2,647
—
11,908
Allowance for credit losses, January 1, 2020 $
27,598
$
1,896
$
4,109
$
—
$
33,603

Charge-offs
(6,490)
(1,279)
(729)
—
(8,498)

Recoveries
525
38
89
—
652

Net charge-offs
(5,965)
(1,241)
(640)
—
(7,846)

Realized cashflows from Residual Income
1,153
—
—
—
1,153

Provision for credit losses
14,988
6,545
3,617
—
25,150
Allowance for credit losses, end of period $
37,774
$
7,200
$
7,086
$
—
$
52,060
Net investment in leases and loans, before allowance $
877,199
$
59,012
$
84,515
$
1,410
$
1,022,136
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

Estimate of Current Expected Credit Losses (CECL)
The Company uses a vintage loss model as the approach to estimate and measure its expected credit losses for all portfolio segments
and for all pools, primarily because the timing of the losses realized has been consistent across historical vintages, such that the
company is able to develop a predictable and reliable loss curve for each separate portfolio segment.

The vintage model assigns loans
to vintages by origination date, measures our historical average actual loss and recovery experience within that vintage, develops a loss curve based on the averages of all vintages, and predicts (or forecasts) the remaining expected net losses of the current portfolio
by applying the expected net loss rates to the remaining life of each open vintage.
Additional detail specific to the measurement of each portfolio segment as of March 31, 2021, is summarized below.

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

The change in the length of the reasonable and supportable forecast was based on observed market volatility in March 2020.

During the first quarter of 2021,

the Company reverted back to the pre-
COVID 12-month forecast period and 12-month straight line reversion period as uncertainty of the duration and level of
impact of the COVID-19 virus on the macroeconomic environment and Company’s portfolio, including

uncertainty about the
forecasted impact of COVID-19,

was reduced.

The provision impact from improving economic forecasts was partially offset by the reversion to a 12-month forecast, additional provision for new originations,

continued residual performance, and better
than expected net charge-offs, contributing

to first quarter provision benefit for Equipment Finance of $
3.1

million.
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

During the first quarter, the Company

updated its expectation for credit losses for the Working

Capital segment based on the
favorable actual portfolio performance during the quarter

and a revised forecast based on its current assessment of risks in the portfolio.

Based on that analysis, the Company recognized a provision benefit of $
0.2

million for the three months ended
March 31, 2021, bringing the total provision associated with Working

Capital to $
0.2

million for the three months ended
March 31, 2021.
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

During the first quarter, the Company

updated its expectation for credit losses for the CVG segment, including separately assessing the elevated risks of a population of motor coach industry contracts that are facing prolonged impacts from
COVID-19. While the segment continues to evidence negative impacts from COVID-19 as seen in the segment’s
delinquency and modification balances, it is also experiencing positive indicators such as paydown of balance.

These factors,
including no further significant reduction in collateral values contributed to a $
0.7

million reduction in qualitative reserve
ending the period at $
5.7

million of total CVG qualitative adjustments for COVID-19 related risks.
Community Reinvestment Act (CRA) Loans:

CRA loans are comprised of loans originated under a line of credit to satisfy the

Company’s obligations under the CRA.

The
Company does not measure an allowance specific to this population because the exposure to credit loss is nominal.
For the three- months ended March 31, 2021, the Company has recognized a provision benefit of $
2.9

million, driven primarily by
improving economic forecasts and portfolio performance, partially offset by the reversion to a 12-month forecast period. The COVID-
19 pandemic, business shutdowns and impacts to our customers, are still ongoing,

and the extent of the effects of the pandemic on our
portfolio depends on future developments, which remain uncertain and are difficult to predict.

Further, the Company instituted a Loan
modification payment deferral program, as discussed further below,

to give payment relief to customers during this period.

As of
March 31, 2021,

the ultimate performance of loans modified under that program remains uncertain, due to the timing of the modified
loans resuming payment.

Our reserve as of March 31, 2021,

and the qualitative and economic adjustments discussed above, were calculated referencing our
historical loss experience, including loss experience through the 2008 economic cycle, and our adjustments to that experience based on our judgements about the extent of the impact of the COVID-19 pandemic.

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

The payment deferral program allows for up
to 6 months of fully deferred or reduced payments. In 2020, the COVID-19 deferral program ended, however, the

Company continues
to consider modifications in select cases.

The below table outlines certain data on the modified population with details of count and net investment balance, with all information
as of March 31, 2021.

Equipment Working
(Dollars in thousands)
Finance CVG Capital Total
Modified leases and loans receivable
3,808
372
176
4,356
Resolved

(payoff, chargeoff)
(1)
877
81
315
1,273
Total Program, number

of contracts
4,685
453
491
5,629
Current Quarter Population Changes:
Q1 - New modification
$
28
$
150
$
—
$
178
Q1 - Extended modification
994
3,773
—
4,767
Previously Modified
69,649
16,249
3,004
88,902
Total Modifications,

Net investment receivable
$
70,671
$
20,172
$
3,004
$
93,847
% of total segment receivables
9.5
%
28.6
%
16.3
%
11.2
%
Deferral Status:
Out of deferral
$
69,605
$
14,820
$
3,004
$
87,429
In deferral period

1,066
5,352
—
6,418
Total Modifications,

Net investment receivable
(2)
$
70,671
$
20,172
$
3,004
$
93,847
Modifications 30+ Days Delinquent:
Modified Contracts, not TDR
$
1,751
$
293
$
143
$
2,187
TDR and Extended Modifications
22
1,056
—
1,078

_________________
(1)

Total resolved

modifications include
230

contracts charged off where $
5.7

million credit loss was realized, and
1,043
contracts that paid in full.
(2)

Out of the deferral period represents the month in which the contract returns to its regular contract schedule for the entire
month.

For loans in deferral period, the deferral may either be full, with zero payment owed during the deferral period, or
partial, with reduced payments during deferral that are primarily
25
%-
50
% of schedule, or the deferral period payment may
be a nominal amount. In all cases, information is presented with respect to the contracts’

current deferral terms as of March
31, 2021.

TDRs are restructurings of leases and loans in which, due to the borrower's financial difficulties, a lender grants a concession that it
would not otherwise consider for borrowers of similar credit quality.

In accordance with the interagency guidance as updated in April
2020, that the FASB concurred

with, loans modified under the Company’s

payment deferral program modified on or before
September 30, 2020, were not considered TDRs. As of March 31, 2021,

the Company had $
11.4

million of active contracts designated
as TDRs.

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

based on the contract’s status
as-of the dates presented. In particular, contracts

that are part of the Loan Modification Program discussed above are presented in the
below delinquency table and the non-accrual information for March

31, 2021 based on their status with respect to the modified

terms.
See Loan Modification section above for delinquency data specific to the modified portfolio.

Portfolio by Origination Year as of

March 31, 2021
Total
2021 2020 2019 2018 2017 Prior Receivables
(Dollars in thousands)
Equipment Finance
30-59 $
112
$
767
$
1,517
$
748
$
406
$
155
$
3,705
60-89
—
360
940
421
346
191
2,258
90+
—
358
735
511
245
148
1,997
Total Past Due
112
1,485
3,192
1,680
997
494
7,960
Current
65,850
241,243
246,179
118,356
53,855
12,952
738,435
Total
65,962
242,728
249,371
120,036
54,852
13,446
746,395
Working Capital
30-59
—
3
96
—
—
—
99
60-89
—
39
31
—
—
—
70
90+
—
—
39
—
—
—
39
Total Past Due
—
42
166
—
—
—
208
Current
7,647
7,950
2,546
—
—
—
18,143
Total
7,647
7,992
2,712
—
—
—
18,351
CVG
30-59
—
—
705
17
9
59
790
60-89
—
172
542
152
14
—
880
90+
—
—
51
53
—
11
115
Total Past Due
—
172
1,298
222
23
70
1,785
Current
6,612
16,485
27,792
11,937
4,618
1,208
68,652
Total
6,612
16,657
29,090
12,159
4,641
1,278
70,437
CRA
Total Past Due
—
—
—
—
—
—
—
Current
1,158
—
—
—
—
—
1,158
Total
1,158
—
—
—
—
—
1,158
Net investment in leases
and loans, before allowance $
81,379
$
267,377
$
281,173
$
132,195
$
59,493
$
14,724
$
836,341

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

At March 31, 2021 and December 31, 2020,
there were
no

finance receivables past due 90 days or more and still accruing.

Working

Capital Loans are generally placed in non-accrual status when they are 30 days past due and generally charged-off at 60 days
past due.

The loan is removed from non-accrual status once sufficient payments are made to bring the loan current and reviewed by
management. At March 31, 2021 and December 31, 2020, there were no

Working

Capital Loans past due 30 days or more and still
accruing.

The following tables provide information about non-accrual leases and loans:

March 31, December 31,
(Dollars in thousands) 2021 2020
Equipment Finance $
5,254
$
5,543
Working

Capital Loans
344
932
CVG
8,415
7,814
Total

Non-Accrual
$
14,013
$
14,289

NOTE 7 - Goodwill and Intangible Assets
Goodwill
In the first quarter of 2020, driven by negative events that impacted the Company related to the COVID-19 economic shutdown, the
Company concluded that the implied fair value of its $
6.7

million goodwill balance was less than the carrying amount and recognized impairment equal to the $
6.7

million balance in the March 31, 2020 Consolidated Statements of

Operations.

Intangible assets
The following table presents details of the Company’s

intangible assets as of March 31, 2021:

Gross Carrying Accumulated Net
Useful Life Amount Amortization Value
(Dollars in thousands)
Vendor

relationships
11
years $
7,290
$
1,804
$
5,486
Corporate trade name
7
years
60
36
24

Total
$
7,350
$
1,840
$
5,510

The Company’s intangible

assets consist of definite-lived intangible assets in connection with the January 2017 acquisition of Horizon
Keystone Financial and the September 2018 acquisition of Fleet Financing

Resources. The Company has
no

indefinite-lived intangible
assets.

There was
no

impairment of these assets in the first quarter of 2021.

Amortization related to the Company’s

definite lived intangible
assets was $
0.2

million and $
0.2

million for the three-month periods ended March 31, 2021 and March 31, 2020,

respectively.

The Company expects the amortization expense for the next five years will be as follows:
Amortization
(Dollars in thousands)
Expense
Remainder of 2021 $
503
2022
671
2023
671
2024
663
2025
663

NOTE 8 – Other Assets

Other assets are comprised of the following:

March 31, December 31,

2021 2020
(Dollars in thousands)
Accrued fees receivable $
2,609
$
2,928
Prepaid expenses
2,824
2,790
Federal Reserve Bank Stock
1,711
1,711
Other

2,632
2,783
$
9,776
$
10,212

NOTE 9 – Deposits

MBB serves as the Company’s primary

funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally
through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-
insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s

insured savings account
product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and
recorded as a single deposit account at MBB. As of March 31, 2021,

money market deposit accounts totaled $
52.5

million.

As of March 31, 2021, the scheduled maturities of certificates of deposits are as follows:

Scheduled
Dollars in thousands
Maturities
Period Ending December 31,
Remainder of 2021
$
212,240
2022
210,075
2023
117,717
2024
56,814
2025
29,087
Total
$
625,933

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $
250,000

or less. The MMDA
Product is also issued to customers in amounts less than $
250,000
. The FDIC insures deposits up to $
250,000

per depositor. The
weighted average all-in interest rate of deposits at March 31, 2021 was
1.60
%.

NOTE 10 – Debt and Financing Arrangements

Long-term Borrowings

Borrowings with an original maturity date of one year or more are classified as long-term borrowings.

The Company’s term note
securitizations are classified as long-term borrowings.

The balance of long-term borrowings consisted of the following:

March 31, December 31,

2021 2020

(Dollars in thousands)
Term securitization

2018-1
$
23,774
$
30,800
Unamortized debt issuance costs
(104)
(135)
$
23,670
$
30,665

On July 27, 2018, the Company completed a $
201.7

million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount.

At March 31, 2021,

outstanding term securitizations
amounted to $
23.8

million and are collateralized by $
24.9

million of minimum lease and loan payments receivable and $
4.4

million of
restricted interest-earning deposits.
The July 27, 2018 term note securitization is summarized below:

Outstanding Balance as of Notes Final
Original

March 31, December 31,
Originally

Maturity

Coupon

2021 2020 Issued Date Rate
(Dollars in thousands)
2018 — 1

Class A-1

$
—
$
—
$
77,400
July, 2019
2.55
%

Class A-2

—
—
55,700
October, 2020
3.05

Class A-3

—
—
36,910
April, 2023
3.36

Class B
2,534
9,560
10,400
May, 2023
3.54

Class C
11,390
11,390
11,390
June, 2023
3.70

Class D
5,470
5,470
5,470
July, 2023
3.99

Class E
4,380
4,380
4,380
May, 2025
5.02
Total Term

Note Securitizations
$
23,774
$
30,800
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
3.99
% over the remaining term of the
borrowing.

Federal Funds Line of Credit with Correspondent

Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of
federal funds. The amount that can be drawn against the line is limited to $
25.0

million. As of March 31, 2021 and December 31,
2020, there were
no

balances outstanding on this line of credit.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve

Discount Window based on the amount of assets MBB
chooses to pledge. MBB had $
49.7

million in unused, secured borrowing capacity at the Federal Reserve Discount

Window,

based on
$
55.2

million of net investment in leases pledged at March 31, 2021.

Maturities

Based on current expected cashflows of leases underlying our term note securitization, principal and interest payments are estimated as of March 31, 2021 as follows:

Principal Interest
(Dollars in thousands)
Period Ending December 31,
Remainder of 2021
15,191
524
2022
8,583
159
$
23,774
$
683

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

Recurring Fair Value

Measurements

The Company’s balances measured

at fair value on a recurring basis include the following as of March 31, 2021 and December 31,
2020:

March 31, 2021 December 31, 2020
Fair Value Measurements Using Fair Value Measurements Using
Level 1 Level 2 Level 3 Level 1 Level 2 Level 3
(Dollars in thousands)
Assets
ABS
$
—
$
5,192
$
—
$
—
$
3,719
$
—
Municipal securities
—
3,474
—
—
4,145
—
Mutual fund
3,707
—
—
3,760
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
liability.

For the three months ended March 31, 2021,

there were no significant amounts recognized in the Consolidated Statements of
Operations in connection with non-recurring fair value measurements.

For the three months ended March 31, 2020, the Company recognized

$
6.7

million for the impairment of goodwill as discussed further
in Note 7, Goodwill and Intangible Assets.

Fair Value

of Other Financial Instruments

The following summarizes the carrying amount and estimated fair value of the Company’s other financial

instruments, including those
not measured at fair value on a recurring basis:

March 31, 2021 December 31, 2020
Carrying Fair Carrying Fair
Amount Value Amount Value
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
110,622
$
110,622
$
135,691
$
135,691
Time deposits with banks
4,482
4,504
5,967
6,003
Restricted interest-earning deposits with banks
4,358
4,358
4,719
4,719
Loans, net of allowance 490,516 507,612 500,768 507,362
Federal Reserve Bank Stock
1,711
1,711
1,711
1,711
Financial Liabilities

Deposits
$
678,331
$
687,928
$
729,614
$
742,882

Long-term borrowings
23,670
24,025
30,665
31,114

There have been no significant changes in the methods and assumptions used in estimating the fair values of financial instruments,

as
outlined in our consolidated financial statements and note disclosures in the Company’s Form 10-K for the

year ended December 31,
2020.

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

Three Months Ended March 31,
2021 2020
(Dollars in thousands,

except per-share data)
Basic EPS
Net income (loss) $
6,851
$
(11,821)
Less: net income allocated to participating securities
(85)
—

Net income (loss) allocated to common stock $
6,766
$
(11,821)
Weighted average

common shares outstanding

11,982,476
12,014,396
Less: Unvested restricted stock awards considered participating securities
(148,061)
(138,249)
Adjusted weighted average common shares used in computing basic EPS
11,834,415
11,876,147
Basic earnings (loss) per share $
0.57
$
(1.00)
Diluted EPS
Net income (loss) allocated to common stock $
6,766
$
(11,821)
Adjusted weighted average common shares used in computing basic EPS
11,834,415
11,876,147
Add: Effect of dilutive stock-based compensation

awards

34,803
—

Adjusted weighted average common shares used in computing diluted EPS
11,869,218
11,876,147
Diluted earnings (loss) per share $
0.57
$
(1.00)

For each of the three-month periods ended March 31, 2021 and March

31, 2020,

outstanding stock based compensation awards in the
amount of
199,193

and
359,035
, respectively, were considered

antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 13 – Stockholders’ Equity

Share Repurchases
During the three-month period ended March 31, 2021, the Company did
no
t purchase any shares of its common stock under a stock
repurchase plan approved by the Company’s

Board of Directors on August 1, 2019 (the “2019 Repurchase Plan”).

During the three-
month period ended March 31, 2020, the Company purchased
264,470

shares of its common stock in the open market under 2019
Repurchase Plan at an average cost of $
16.09

per share.

At March 31, 2021, the Company had $
4.7

million of remaining authorizations under the 2019 Repurchase Plan.

Pursuant to the
Agreement and Plan of Merger dated as of April 18, 2021 by and among the Company, Madeira Holdings,

LLC and Madeira Merger
Subsidiary, Inc., the

Company may not repurchase shares of common stock (pursuant to the 201

9

Repurchase Plan or otherwise)
without prior written consent of Madeira Holdings, LLC. See Note 14

“Subsequent Events” for additional discussion regarding the
proposed merger transaction.
In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation

Plan (approved by the
Company’s shareholders

on June 3, 2014) and the Company’s 2019

Equity Compensation Plan (approved by the Company’s
shareholders on May 30, 2019) may have shares withheld to cover income taxes. During the three-month periods

ended March 31,
2021 and March 31, 2020, there were
16,038

shares and
21,123

shares repurchased to cover income tax withholding under the 2014
Equity Compensation Plan and the 2019 Equity Compensation Plan

at an average cost of $
14.01

per share and $
13.38

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

(12 CFR 208.5), which places limitations on bank dividends, including restricting
dividends for any year to the earnings from the current and prior two calendar years less the amount of cumulative dividends paid over
that period.

Any dividends declared above that amount and any return of permanent capital would require prior approval of the
Federal Reserve Board of Governors. As of March 31, 2021,

MBB has the capacity under 12 CFR 208.5 to pay dividends to the
Company without explicit approval from the Federal Reserve Board of Governors.
MBB’s Tier 1

Capital balance at March 31, 2021 was $
152.9

million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At March 31, 2021,

the Company also exceeded its regulatory capital requirements and was considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

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

The three-year transition, starting in 2022, will phase in that adjustment straight

-line,
such that
25
% of the transitional amounts will be included in the first year,

and an additional
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

31, 2021.

Minimum Capital Well-Capitalized Capital
Actual Requirement Requirement
Ratio Amount Ratio Amount Ratio Amount
(Dollars in thousands)
Tier 1 Leverage Capital

Marlin Business Services Corp.
20.68%
$
206,512
4.00%
$
39,945
5.00%
$
49,931

Marlin Business Bank
16.84%
$
152,855
4.00%
$
36,316
5.00%
$
45,395
Common Equity Tier 1 Risk-Based Capital

Marlin Business Services Corp.
23.79%
$
206,512
4.50%
$
39,068
6.50%
$
56,432

Marlin Business Bank
19.00%
$
152,855
4.50%
$
36,203
6.50%
$
52,294
Tier 1 Risk-based Capital

Marlin Business Services Corp.
23.79%
$
206,512
6.00%
$
52,091
8.00%
$
69,454

Marlin Business Bank
19.00%
$
152,855
6.00%
$
48,271
8.00%
$
64,361
Total

Risk-based Capital

Marlin Business Services Corp.
25.08%
$
217,711
8.00%
$
69,454
10.00%
$
86,818

Marlin Business Bank
20.29%
$
163,253
8.00%
$
64,361
10.00%
$
80,452

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
•   prohibiting   the   holding   company   from   makin g   distributions   without   prior   regulatory   approval;
•   placing   limits   on   asset   growth   and   restrictions   on   activities;
•   placing   additional   restrictions   on   transactions   with   affiliates;
•   restricting   the   interest   rate   the   institution   may   pay   on   deposits;
•   prohibiting   the   institution   from   accepting   deposits   from   correspondent   banks;   and
•   in   the   most   sev ere   cases,   appointing   a   conservator   or   receiver   for   the   institution.
A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted
unless, among other things, the banking institution’s

holding company guarantees the plan up to a certain specified amount.

Any such
guarantee from a depository institution’s

holding company is entitled to a priority of payment in bankruptcy.

MBB’s total risk-based capital

ratio of
20.29
% at March 31, 2021 exceeded the threshold for “well capitalized” status under the
applicable laws and regulations.

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
.
Pursuant to the Agreement and Plan of Merger dated as of April

18, 2021 by and among the Company,

Madeira Holdings, LLC and
Madeira Merger Subsidiary,

Inc., the Company may not, without the prior written consent of Madeira

Holdings, LLC, declare or pay
any dividends, other than the Company’s

regular quarterly cash dividends in an amount not to exceed $
0.14

per quarter. See Note 14
“Subsequent Events” for additional discussion regarding the proposed merger transaction.

NOTE 14 – Subsequent Events

On April 18, 2021, the Company entered into an Agreement and Plan of Merger

(the “Merger Agreement”), by and among the
Company, Madeira

Holdings, LLC and Madeira Merger Subsidiary,

Inc. (the “HPS Merger Sub”) pursuant to which all outstanding shares of the Company’s common

stock will, subject to the terms and conditions of the Merger Agreement,

be cancelled and
converted into the merger consideration specified

in the Merger Agreement in an all cash transaction pursuant to a merger of the
Company with and into the HPS Merger Sub, with the Company

surviving (the “Merger”).

The Company's Board of Directors has
unanimously approved the Merger.

The Merger is subject to, in addition to various other customary closing conditions: approval by
the Company’s shareholders; antitrust

clearance and other governmental and regulatory approvals; and

the completion of MBB’s
surrender of its banking licenses and authority and termination of its FDIC insured deposits (a process we refer to as “De-banking”).

The Company declared a dividend of $
0.14

per share on April 29, 2021. The quarterly dividend, which is expected to result in a dividend payment of approximately $
1.7

million, is scheduled to be paid on
May 20, 2021

to shareholders of record on the close of
business on
May 10, 2021
. It represents the Company’s thirty-ninth

consecutive quarterly cash dividend. The payment of future
dividends will be subject to satisfaction of regulatory requirements applicable to bank holding companies and approval by the
Company’s Board of Directors.

In addition, pursuant to the Merger Agreement, the Company may not, without the prior written consent of Madeira Holdings, LLC, declare or pay any future dividends other than the Company’s regular quarterly cash dividend in an amount not to exceed $
0.14

per
quarter.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read

in conjunction with our
Consolidated Financial Statements and the related

notes thereto in our Form 10-K for the year ended

December 31, 2020 filed with
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
Statements regarding the following subjects are forward-looking by their nature: (a) our expectations related to our proposed merger with a subsidiary of funds managed by HPS Investment Partners, LLC (the

“HPS Merger Sub”), including the timing thereof and the
costs to be incurred in connection with MBB’s

surrender of its banking licenses and authority and termination of its FDIC insured
deposits (a process we refer to as “De-banking”); (b) our business strategy; (c) our projected operating results; (d) our ability to obtain
external deposits or financing; (e) our understanding of our competition; and

(f) industry and market trends. The Company’s

actual
results could differ materially from those anticipated

by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control,

including,

without limitation:

◾

our ability to complete our proposed merger with the

HPS Merger Sub, including to complete the De-banking within

the
timeline required under the merger agreement, if at all, and to obtain the requisite shareholder approval for the proposed merger;
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

10-K for the year ended December 31,
2020 and in Part II—Item 1A of this Form 10-Q.

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

(“FDIC”)-insured
deposits.

In January 2017, we completed the acquisition of Horizon Keystone Financial, an equipment leasing company which
identifies and sources lease and loan contracts for investor partners for a fee, and in September 2018, we completed the acquisition of
Fleet Financing Resources, a company specializing in the leasing and financing of both new and used commercial vehicles, with an
emphasis on livery equipment and other types of commercial vehicles used by small businesses.

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

On April 18, 2021, the Company entered into an Agreement and Plan of Merger

(the “Merger Agreement”), by and among the
Company, Madeira

Holdings, LLC and the HPS Merger Sub pursuant

to which all outstanding shares of the Company’s

common
stock will, subject to the terms and conditions of the Merger Agreement,

be cancelled and converted into the merger consideration
specified in the Merger Agreement in an all cash transaction pursuant to a merger of the Company with and into the HPS Merger Sub, with the Company surviving (the “Merger”).

The Company's Board of Directors has unanimously approved the Merger.

The Merger
is subject to, in addition to various other customary closing conditions: approval by the Company’s shareholders;

antitrust clearance
and other governmental and regulatory approvals; and completion of the De-banking.
See “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—"
We may

fail to consummate the proposed Merger

Agreement,
and uncertainties related to the consummation

of the transaction may have a material adverse effect on our business, financial position, results of operations and cash flows, and

negatively impact the price of our Common stock.
" in this Form 10-Q.

E
XECUTIVE
S
UMMARY

In 2020, we faced unprecedented operating challenges and macro

-economic uncertainty from the COVID-19 pandemic.

Our initial
focus from the beginning of the COVID-19 crisis in the first quarter of 2020 was working with existing customers to protect the value
of our portfolio and limiting the erosion of shareholder capital.

To this end, we initiated

a loan modification

program in response to
the pandemic that allowed for up to six months of deferred payments

.

Although the pace of modifications has slowed substantially
during the first quarter,

we continue offering extensions in select cases as part of our loss mitigation strategies.

See Note 6 –
Allowance for Credit Losses for information and data about our loan modifications

.
In addition, early in response to the onset of the pandemic, we temporarily tightened underwriting standards for areas of elevated risk
and we continue to update such risk assessments based on current conditions.

As we see economic conditions improve, our
underwriting criteria and standards have been updated accordingly.
Most of our employees continue to work remotely but we have not experienced any significant interruption to our operations. We
anticipate officially re-opening our offices in the second quarter of 2021 for select departments while offering our employees

the
choice of returning to the office or continuing to work

remotely for the foreseeable future.
Our first quarter results of net income of $6.9 million, or $0.57 earnings per share, are highlighted by solid credit quality,

improving
origination volume trends and strong earnings, and although our first quarter origination volume remains well below pre-pandemic levels, originations grew sequentially during each month of the quarter

.
Portfolio trends and performance.
During the three months ended March 31, 2021, we generated 3,687 new Equipment Finance leases and loans with equipment costs of
$75.3 million, compared to 5,863 new Equipment Finance leases and loans with equipment costs of $127.7 million generated for the
three months ended March 31, 2020.

Working Capital loan

originations were $8.4 million during the three-month period ended March
31, 2021, compared to $23.9 million for the three-month period ended

March 31, 2020.
Overall, our average net investment in total finance receivables for the three-month period ended March 31, 2021 decreased 17.4% to
$833.5 million, compared to $1,008.8 million for the three-month period ended March 31, 2020.

Equipment Finance receivables delinquent over 30 days were 1.16%

at March 31, 2021, down 66 basis points from 1.82% at March
31, 2020. Working

Capital receivables over 15 days delinquent were 1.47% at March 31, 2021,

down 108 basis points from 2.55% at
March 31, 2020. Annualized total net charge-offs

for the first quarter of 2021 were 1.67% of average total finance receivables as compared to 3.11% for the same period in 2020

.

For the three-months ended March 31, 2021 we recognized a provision benefit of $2.9 million as compared to a provision net expense of $25.2 million for the same period in 2020. The provision release in the first quarter of 2021 was primarily due to positive changes
in the outlook of macroeconomic assumptions to which the reserve is correlated as well as positive trends in portfolio performance.
Allowance for credit losses as a percentage of total finance receivables was 4.65% at March 31, 2021 compared with 5.09% at March
31, 2020.

F
INANCE
R
ECEIVABLES

AND
A
SSET
Q
UALITY

The following table summarizes certain portfolio statistics for the periods presented:
Three Months Ended Year Ended
March 31, December 31,

2021 2020 2020
(Dollars in thousands)
Finance receivables:
End of period
(1)
$ 836,341 $ 1,022,135 $ 825,056
Average for the period
(1)
$ 833,474 $ 1,008,823 $ 945,599
Origination Volume $ 83,766 $ 157,391 $ 367,128
Assets Sold $ — $ 22,929 $ 28,342
Allowance for credit losses :
End of period $ 38,912 $ 52,060 $ 44,228
As a % of end of period receivables
(1)
4.65% 5.09% 5.09%
Loans modified, in payment deferral:
End of period $ 93,847 $ 19,518 $ 111,209
As a % of end of period receivables
(1)
11.22% 1.91% 12.80%
Delinquencies, end of period:
(2)
Equipment Finance and CVG:
Greater than 60 days past due, $ $ 5,203 $ 10,156 $ 6,717
Greater than 60 days past due, % 0.62% 1.05% 0.77%
Working

Capital:

Greater than 30 days past due, $ $ 193 $ 673 $ 741
Greater than 30 days past due, % 1.05% 1.14% 3.69%
Other Renegotiated leases and loans, end of period
(3)
$ 822 $ 3,095 $ 922
Annualized net charge-offs

to average total finance receivables
(1)
1.67%

3.11%

3.43%
__________________
(1)
For purposes

of asset

quality and

allowance calculations,

the effects

of (i)

the allowance

for credit

losses and

(ii) initial

direct costs

and fees
deferred are excluded.

(2)
Contracts that

are part

of our

Payment-deferral modification

program,

that allows

for either

full or

partial payment

deferral, will

appear in

our
Delinquency and Non-Accrual measures based on their performance against their modified terms.

(3)
No renegotiated

leases or

loans met

the definition

of a

Troubled Debt

Restructuring for

any period

presented,

including our

payment deferral
modifications, as discussed further below.

R
ESULTS

OF
O
PERATIONS

Comparison of the Three-Month Periods Ended March

31, 2021 and March 31, 2020

Net income.

Net income of $6.9 million was reported for the three-month period ended March 31, 2021, resulting in diluted EPS per share of
$0.57,

compared to net loss of $11.8 million and diluted Loss per Share of $1.00 for the three-month period ended March 31, 2020.

This $18.7 million increase in Net income was primarily driven by:
-

$28.1 million decrease in Provision for credit losses, driven primarily by an improvement in economic conditions during the
past 12 months ;

-

$6.1 million decrease in net interest and fee income driven primarily by a decline in the size of our finance receivable
portfolio;

-

$2.3 million decrease in gains on lease and loans sold due to a decrease in assets sold resulting from disruptions in the capital
markets during this current economic environment;

-

$3.5 million decrease in Salaries and benefits, and General and administrative expenses

driven primarily by lower
Commissions, Incentives and the Company’s

cost reduction measures;

-

$6.7 million Goodwill impairment recorded in 2020;

-

$10.0 million increase in income tax expense.

Average balances

and net interest margin.
The following table summarizes the Company’s

average balances, interest income,
interest expense and average yields and rates on major categories of interest

-earning assets and interest-bearing liabilities for the three-
month periods ended March 31, 2021 and March 31, 2020.

Three Months Ended March 31,
2021 2020
(Dollars in thousands)
Average Average
Average Yields/ Average Yields/
Balance
(1)
Interest Rates
(2)
Balance
(1)
Interest Rates
(2)
Interest-earning assets:
Interest-earning deposits with banks $ 115,151 $ 17 0.06% $ 100,582 $ 327 1.30%
Time Deposits 5,325 18 1.37 13,507 63 1.88
Restricted interest-earning deposits with banks 4,870 — — 8,033 9 0.44
Securities available for sale 11,236 48 1.70 10,778 58 2.14
Net investment in leases
(3)
784,787 16,339 8.33 904,548 20,269 8.96
Loans receivable
(3)
48,687 1,866 15.33 104,275 5,739 22.02

Total

interest-earning assets
970,056 18,288 7.54 1,141,723 26,465 9.27
Non-interest-earning assets:
Cash and due from banks 5,819 5,470
Allowance for loan and lease losses (43,993) (29,325)
Intangible assets 5,620 7,392
Goodwill — 6,663
Operating lease right-of-use assets
7,559 8,776
Property and equipment, net 8,738 8,094
Property tax receivables 8,033 8,886
Other assets
(4)
27,740 31,136

Total

non-interest-earning assets
19,516 47,092

Total

assets
$ 989,572 $ 1,188,815
Interest-bearing liabilities:
Certificate of Deposits
(5)
$ 648,030 $ 2,933 1.81% 814,178 $ 4,856 2.39%
Money Market Deposits
(5)
53,320 37 0.28 24,322 85 1.40
Long-term borrowings
(5)
27,313 293 4.29 69,751 739 4.24

Total

interest-bearing liabilities
728,663 3,263 1.79 908,251 5,680 2.51
Non-interest-bearing liabilities:
Sales and property taxes payable 7,226 5,890
Operating lease liabilities 8,559 9,644
Accounts payable and accrued expenses 24,758 27,726
Net deferred income tax liability 23,043 29,468

Total

non-interest-bearing liabilities
63,586 72,728

Total

liabilities
792,249 980,979
Stockholders’ equity 197,323 207,836

Total

liabilities and stockholders’ equity
$ 989,572 $ 1,188,815
Net interest income $ 15,025 $ 20,785
Interest rate spread
(6)
5.75% 6.76%
Net interest margin
(7)
6.20% 7.28%
Ratio of average interest-earning assets to

average interest-bearing liabilities
133.13% 125.71%
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
rate.

Three Months Ended March 31, 2021 Compared To
Three Months Ended March 31, 2020
Increase (Decrease) Due To:

Volume
(1)
Rate
(1)
Total
(Dollars in thousands)
Interest income:
Interest-earning deposits with banks $ 41 $ (351) $ (310)
Time Deposits (31) (14) (45)
Restricted interest-earning deposits with banks (3) (6) (9)
Securities available for sale 2 (12) (10)
Net investment in leases (2,560) (1,370) (3,930)
Loans receivable (2,468) (1,405) (3,873)

Total

interest income
(3,648) (4,529) (8,177)
Interest expense:
Certificate of Deposits (881) (1,042) (1,923)
Money Market Deposits 53 (101) (48)
Long-term borrowings (455) 9 (446)

Total

interest expense
(992) (1,425) (2,417)
Net interest income (2,891) (2,869) (5,760)

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

31, 2021 and March 31, 2020.

Three Months Ended March 31,

2021 2020
(Dollars in thousands)
Interest income

$ 18,288 $ 26,465
Fee income

2,455 2,766

Interest and fee income

20,743 29,231
Interest expense

3,263 5,680

Net interest and fee income

$ 17,480 $ 23,551
Average total

finance receivables
(1)
$ 833,474 $ 1,008,823
Annualized percent of average total finance receivables:
Interest income

8.78% 10.49%
Fee income

1.18 1.10

Interest and fee income

9.96 11.59
Interest expense

1.57 2.25

Net interest and fee margin

8.39% 9.34%

__________________

(1)
Total finance receivables include net investment in leases and loans.

For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $6.1 million, or 25.8%, to $17.5 million for the three months ended March 31, 2021 from $23.6 million for the three months ended March 31, 2020.

The annualized net interest and fee margin decreased 95 basis points to 8.39%

in
the three-month period ended March 31, 2021 from 9.34% for the corresponding period in 2020.

Interest income, net of amortized initial direct costs and fees, was $18.3 million and $26.5 million for the three-month periods ended
March 31, 2021 and March 31, 2020,

respectively. Average

total finance receivables decreased $175.3 million, or 17.4%, to $833.5 million at March 31, 2021 from $1,008.8 million at March 31, 2020

.

The decrease in average total finance receivables was primarily due to lower origination volume along with the customary loan repayments and charge-offs. The average yield on the portfolio
decreased 171 basis points to 8.78% from 10.49% in the prior year quarter

.

The weighted average implicit interest rate on new
finance receivables originated decreased 299 basis points to 9.46%

for the three-month period ended March 31, 2021 compared to
12.45% for the three-month period ended March 31, 2020.

That decrease was primarily driven by a decrease of 531 basis points for
Working

Capital originations for the three-month period ended March 31, 2021 compared to the corresponding period in 2020 as a
result of declining interest rates during the economic disruption caused by the COVID-19 pandemic.

Fee income was $2.5 million and $2.8 million for the three-month periods ended March 31, 2021 and March 31, 2020,

respectively,
and included approximately $1.6 million and $2.1 million in late fee income for the three-month periods ended March 31, 2021 and
March 31, 2020,

respectively. Late fees

remained the largest component of fee income at 0.63% as an annualized percentage of
average total finance receivables for the three-month period ended

March 31, 2021,

compared to 0.86% for the three-month period
ended March 31, 2020.

Interest expense decreased $2.4 million to $3.3 million for the three-month period ended March 31, 2021 from $5.7 million for the
corresponding period in 2020,

primarily due to a decrease of $1.9 million on lower deposit balance

s

as well as a decrease of $0.4
million due to the continuing reduction of long-term debt.

Interest expense, as an annualized percentage of average total finance receivables, decreased 68 basis points to 1.57% for the three-month period ended March 31, 2021,

from 2.25% for the corresponding
period in 2020.

The average balance of deposits was $701.3 million and $838.5 million for the three

-month periods ended March 31,
2021 and March 31, 2020,

respectively.

For the three-month period ended March 31, 2021,

average term securitization borrowings outstanding were $27.3 million at a weighted average coupon of 4.29%. For the three-month period ended

March 31, 2020,

average term securitization borrowings
outstanding were $69.8 million at a weighted average coupon of 4.24%.

Our wholly-owned subsidiary,

MBB, serves as our primary funding source. MBB raises fixed-rate and variable

-rate FDIC-insured
deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At March 31,
2021,

brokered certificates of deposit represented approximately 54% of total deposits, while approximately 38%

of total deposits
were obtained from direct channels, and 8% were in the brokered

MMDA Product.

Gain on Sale of Leases and Loans.

There were no asset sales for the three-month period ended March 31, 2021 as we retained all of
our origination volume on our balance sheet. There were $22.9 million of asset sales for the three-month period ended March 31, 2020
for a $2.3 million gain on sale of lease and loans.

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

Insurance premiums written and earned.
Insurance premiums written declined slightly to $ 2.0 million for the three-month period
ended March 31, 2021,

compared to $ 2.3 million for the three-month period ended March 31, 2020.

Other income.

Other income was $ 6.6 million and $ 7.6 million for the three-month periods ended March 31, 2021 and March 31,
2020,

respectively. The decrease in other

income was primarily driven by lower servicing income, and lower insurance policy and
other miscellaneous fees.

Salaries and benefits expense
. Salaries and benefits expense decreased $1.1 million, or 12.0%, to

$8.4 million for the three-month
period ended March 31, 2021 from $9.5 million for the corresponding period in 2020 as a result of our efforts to tighten our expense
base in response to the COVID-19 pandemic by reducing our work force by approximately 80 employees.

General and administrative expense.

The following table summarizes General and administrative expense:
Three Months Ended March 31,

2021 2020
(Dollars in thousands)
Property tax $ 5,601 $ 6,012
Occupancy and depreciation 1,066 1,320
Professional fees 893 1,219
Information technology 1,053 986
Marketing 218 502
Other servicing expenses 320 274
Other G&A 2,095 3,292

Total
$ 11,246 $ 13,605

General and administrative expense decreased $2.3 million, or 17.3%,

to $11.2 million for the three months ended March

31, 2021
from $13.6 million for the corresponding period in 2020 as a result of our cost reduction initiatives. General and administrative
expense as an annualized percentage of average total finance receivables was 5.40% for the three-month period ended March 31,
2021,

compared to 5.39% for the three-month period ended March 31, 2020

.

Goodwill impairment.

In the first quarter of 2020, driven by negative events related to the COVID-19 economic shutdown, we
analyzed goodwill for impairment.

We concluded

that the implied fair value of goodwill was less than its carrying amount, and recognized impairment equal to the entire $6.7 million balance in the three-months ended March 31, 2020.

Provision for income taxes.
Income tax expense of $2.5 million was recorded for the three-month period ended

March 31, 2021,
compared to a benefit of $7.4 million for the three-month period ended

March 31, 2020.

For the three-month period ended March 31,
2020, the income tax benefit included a $3.2 million discrete benefit,

related to remeasuring our federal net operating losses, driven by certain provisions in the CARES Act. For the three months ended March

31, 2021 our effective tax rate was 26.9%

and for the three
months ended March 31, 2020, our effective tax rate was 38.6% driven by the aforementioned benefit.

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

•   sale   of   leases   and   loans   through   our   ca pital   markets   capabilities.

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

The quarterly dividend was paid on February 18, 2021 to shareholders of record on the close of business on February 8, 2021, which resulted in a dividend payment of approximately $1.7 million. It
represented the Company’s thirty

-eighth consecutive quarterly cash dividend.

At March 31, 2021,

we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a
correspondent bank in addition to available cash and cash equivalents of $110.6 million. This amount excludes

additional liquidity that
may be provided by the issuance of insured deposits through MBB.

Our debt to equity ratio was 3.48 to 1 at March 31, 2021 and 3.87 to 1 at

December 31, 2020.

Net cash provided by investing activities was $27.7 million for the three-month period ended March 31, 2021, compared to net cash used in investing activities of $5.2 million for the three-month period ended

March 31, 2020.

The increase in cash from investing
activities is primarily due to a decrease of $70.6 million for purchases of equipment for lease contracts partially offset by reductions of
$21.3 million in proceeds from sales of leases originated for investment and $17.1 million in principal collections on leases

and loans.
The decrease in purchases of equipment was driven by lower origination volumes for the three months ended March 31, 2021
compared to the corresponding period of 2020, and the reduction in proceeds from sales was driven by the absence of asset sales in the first quarter of 2021.

Net cash used financing activities was $60.2 million for the three-month period ended March 31, 2021,

compared to net cash provided
by financing activities of $82.5 million for the three-month period ended March 31, 2020. The decrease in cash flows from financing activities is primarily due to a decrease of $154.1 million in the net change deposits partially offset by a decrease of $7.0 million of
term securitization repayments. Financing activities also include transactions related to the Company’s payment of

dividends.

Net cash provided by operating activities was $7.0 million for the three-month period ended March 31, 2021, compared to net cash
provided by operating activities of $10.2 million for the three-month period ended March 31, 2020.

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

MBB. Total cash and cash

equivalents
available as of March 31, 2021 totaled $110.6 million,

compared to $135.7 million at December 31, 2020.

Time Deposits with Banks.

Time deposits with banks are primarily

composed of FDIC-insured certificates of deposits that have
original maturity dates of greater than 90 days. Generally,

the certificates of deposits have the ability to redeem early,

however, early
redemption penalties may be incurred. Total

time deposits as of March 31, 2021 and December 31, 2020 totaled $4.5 million and $6.0 million, respectively.

Restricted Interest-Earning Deposits with Banks
. As of March 31, 2021 and December 31, 2020,

we had $4.4 million and $4.7
million, respectively,

of cash that was classified as restricted interest-earning deposits with banks

.

Restricted interest-earning deposits
with banks consist primarily of various trust accounts related to our secured debt facilities. Therefore, these balances generally decline as the term securitization borrowings are repaid.

Borrowings.
Our primary borrowing relationship requires the pledging

of eligible lease and loan receivables to secure amounts
advanced. Our secured borrowings amounted to $23.7 million at March 31,

2021 and $30.7 million at December 31, 2020.

Information pertaining to our borrowing facilities is as follows:

For the Three Months Ended March 31, 2021 As of March 31, 2021
Maximum
Maximum Month End Average Weighted Weighted
Facility Amount Amount Average Amount Average Unused
Amount

Outstanding

Outstanding

Rate
(3)
Outstanding

Rate
(2)
Capacity
(1)
(Dollars in thousands)
Federal funds purchased $ 25,000 $ — $ — — % $ — — % $ 25,000
Term note securitizations
(4)
— 28,279 27,313 4.29% 23,774 3.99% —
$ 25,000 $ 28,279 $ 27,313 4.29% $ 23,774 3.99% $ 25,000
__________________
(1)   Does   not   include   MBB’s   access   to   the   Federal   Reserve   Discount   Window,   which   is   based   on   the   amount   of   assets   MBB   chooses   to   pledge.
Based on assets pledged at March 31, 2021, MBB had $49.7 million in unused, secured borrowing capacity at the Federal Reserve Discount
Window.

Additional liquidity that may be provided by the issuance of insured deposits is also excluded from this table.
  (2)   Does   not   include   transaction   costs.
  (3)   Includes   transaction   costs.
  (4)   Our   term   note   securitizations   are   one - time   fundings   that   pay   down   over   time   without   any   ability   for   us   to   draw   down   additional   amounts.

Federal Funds Line of Credit with Correspondent Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of
federal funds. The amount that can be drawn against the line is limited to $25.0 million.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve

Discount Window based on the amount of assets MBB
chooses to pledge. MBB had $49.7 million in unused, secured borrowing capacity at the Federal Reserve Discount Window,

based on
$55.2 million of net investment in leases pledged at March 31, 2021

.

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

At March 31, 2021 and December 31, 2020 outstanding term securitizations amounted to $23.8 million and $30.8
million, respectively and the Company was in compliance with terms of the term note securitization agreement. See Note 10 – Debt
and Financing Arrangements in the accompanying Consolidated Financial

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

At March 31, 2021,

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

to the adoption of

the CECL accounting

standard.

In addition, see Note

13—Stockholders’ Equity

in the Notes
to Consolidated Financial Statements for additional information regarding these ratios and our levels at March 31, 2021.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information,

Item 2, Unregistered Sales of Equity Securities and Use
of Proceeds” herein.

Items Subsequent to March 31, 2021

On

April

18,

2021,

the

Company

entered

into

the

Merger

Agreement,

pursuant

to

which

all

outstanding

shares

of

the

Company’s
common

stock

will,

subject

to

the

terms

and

conditions

of

the

Merger

Agreement,

be

cancelled

and

converted

into

the

merger
consideration specified in the Merger Agreement

in an all cash transaction pursuant to the Merger.

The Company's Board of Directors
has unanimously approved the Merger. The Merger

is subject to, in addition to various

other customary closing conditions: approval by
the Company’s shareholders; antitrust

clearance and other governmental and regulatory approvals; and

completion of the De-banking.

The Company declared a dividend of 0.14 per share on April 29, 2021

.

The quarterly dividend, which is expected to result in a
dividend payment of approximately 1.7 million, is scheduled to be paid on May 20, 2021 to shareholders of record on the close of

business on May 10, 2021.

It represents the Company’s thirty

-ninth consecutive quarterly cash dividend. The payment of future dividends will be subject to satisfaction of regulatory requirements applicable to bank holding companies and approval by the
Company’s Board of Directors.

In addition, pursuant to the Merger Agreement, the Company may not, without the prior written consent of Madeira Holdings, LLC, declare or pay any future dividends other than the Company’s regular quarterly cash dividend in an amount not to exceed $0.14 per quarter.

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
December 31, 2020.

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

Item   3.   Quantitative   and   Qualitative   Disclos ures   About   Market   Risk

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s

internal control over financial reporting identified in connection with management’s evaluation that occurred during the Company's first fiscal quarter of 2021 that have materially affected, or are reasonably likely to
materially affect, the Company’s

internal control over financial reporting.

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

Item   1A.   Risk   Factors
There have been no material changes in the risk factors disclosed in the Company’s

Form 10-K for the year ended December 31, 2020,
other than as discussed below.
We may fail

to consummate the proposed Merger,

and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, financial position, results of operations and cash flows, and negatively impact the price of our Common stock.

As previously discussed, on April 18, 2021, we entered into the Merger

Agreement, pursuant to which all outstanding shares of the
Company’s common

stock will, subject to the terms and conditions of the Merger Agreement,

be cancelled and converted into the
merger consideration specified in the Merger

Agreement

in an all cash transaction pursuant to the Merger.
The Merger is subject to, in addition to various other customary closing conditions: approval by the Company’s

shareholders; antitrust
clearance and other governmental and regulatory approvals; and

completion of the De-banking.
The Merger Agreement includes customary representations

and warranties of the parties.

We have also made

certain additional
covenants in the Merger Agreement, including (a) covenants regarding the operation of our business and that of our subsidiaries
pending the closing of the Merger,

and (b) a customary non-solicitation covenant prohibiting us from soliciting,

providing non-public
information in response to, or entering into discussions or negotiations with respect to, proposals relating to alternative business
combination transactions, except as permitted under the Merger

Agreement. The Merger Agreement provides that, upon termination of the Merger Agreement under certain specified circumstances,

including the acceptance of a Superior Proposal (as defined in the
Merger Agreement) for an alternative business combination

transaction, we will be required to pay a termination fee of approximately
$10.3 million.
There is no assurance that the merger will occur on the terms and timeline as set forth in the Merger Agreement and currently
contemplated,

or at all. Potential risks and uncertainties include, but are not limited to:
●

The Merger Agreement generally requires that

we operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without Madeira Holdings, LLC’s consent, from taking certain specified actions until the
Merger is completed. These restrictions may affect

our ability to execute our business strategies and attain our financial and other goals which could negatively impact our business and results of operations.

●

The efforts to satisfy the closing conditions of the proposed Merger,

including the De-banking and shareholder and regulatory
approval processes, may place a significant burden on management and internal resources, and the Merger whether or not
consummated, may result in a diversion of management’s

attention from our day-to-day operations and result in a disruption of our operations. Any significant diversion of management attention away from our ongoing business and any difficulties
encountered in the Merger process could negatively

impact our business and results of operations.

●

We could be

subject to litigation related to the proposed Merger,

which could result in significant costs and expenses. In
addition to potential litigation-related expenses, we have incurred and will continue to incur other costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many

of these fees and costs
are   payable   regardless   of   whether   or   not   the   proposed   Merger   is   consummated.
●

The Merger Agreement contains certain termination provisions.

If the proposed Merger is not completed or the Merger
Agreement is terminated, the price of our common stock may decline,

including to the extent that the current market price of
our common stock reflects an assumption that the Merger

will be consummated without unexpected delays.
All of the foregoing could materially and adversely affect our business, financial position, results of operations and cash flows.

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

working capital.

The Company did not repurchase any of its common stock during the three months ended March 31, 2021.

As of March 31, 2021,

the
Company had $4.7 million remaining in the 2019 Repurchase Plan. Pursuant to the Merger Agreement, the Company may not
repurchase shares of common stock (pursuant to the 2019 Repurchase

Plan or otherwise) without the prior written consent of Madeira
Holdings, LLC.

Pursuant to the 2014 Equity Compensation Plan and the 2019 Equity

Compensation Plan, participants may have shares withheld to
cover income taxes. There were 16,038 shares repurchased to cover income tax withholding in connection with the shares granted
under the 2014 Equity Compensation Plan and 2019 Equity Compensation

Plan during the three-month period ended March 31, 2021,
at an average cost of $14.01 per share.

Item   3.   Defaults   Upon   Senior   Securities

None.

Item   4.   Mine   Safety   Disclosures
None.

Item   5.   Other   Information

None

  Item   6.     Exhibits

Exhibit
Number   Description

2.1
Agreement and Plan of Merger, dated as of April 18, 2021, among Marlin Business Services Corp., Madeira Holdings,

LLC, and Madeira Subsidiary, Inc.

(1)

3.1
Amended and Restated Articles of Incorporation

(2)
3.2
Amended and Restated Bylaws

(3)
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

(Furnished herewith)

101   Financial   statements   from   the   Quarterly   Report   on   Form   10 - Q   of   Marlin   Business   Services   Corp.   for   the   period   ended
March 31, 2021,

formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations,
(iii) the

Consolidated

Statements of

Comprehensive Income,

(iv) the

Consolidated Statements

of Stockholders’

Equity,
(v) the

Consolidated

Statements

of

Cash

Flows

and

(vi) the

Notes

to

Unaudited

Consolidated

Financial

Statements.
(Submitted electronically with this report)

__________________

(1)

Previo
usly filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 20, 2021, and incorporated by reference herein.
(2)

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

April 30, 2021