Form 10-Q
period 2021-06-30
MARLIN BUSINESS SERVICES CORP
filed 2021-07-30
CIK 1260968

UNITED STATES

SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON,

D.C. 20549

FORM
10-Q

☑

QUARTERLY

REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the Quarterly Period Ended
June 30, 2021
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

At July 23, 2021,
12,026,456

shares of Registrant’s common

stock, $.01 par value, were outstanding.

MARLIN BUSINESS SERVICES CORP.

AND SUBSIDIARIES

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2021

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

Consolidated Balance Sheets at June 30, 2021 and December 31, 2020

................................................................

................. 3

Consolidated Statements of Operations for the three- and six - month periods ended

June 30, 2021 and 2020

................................................................

................................................................

...................... 4

Consolidated Statements of Comprehensive Income (Loss) for the three- and six - month periods ended

June 30, 2021 and 2020

................................................................

................................................................

...................... 5

Consolidated Statements of Stockholders’ Equity for the three and six-month periods ended

June 30, 2021 and 2020

................................................................

................................................................

....................... 6

Consolidated Statements of Cash Flows for the six-month periods ended

June 30, 2021 and 2020

................................................................

................................................................

...................... 8

Notes to Unaudited Consolidated Financial Statements

................................................................

........................................ 10
Item

2

Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations

.................................................... 38
Item

3

Quantitative

and

Qualitative

Disclosures

about

Market

Risk

................................................................

.................................... 58
Item

4

Controls

and

Procedures

................................................................

................................................................

............................ 58
Part II – Other Information

................................................................

................................................................

.................................. 58
Item

1

Legal

Proceedings
................................................................

................................................................

...................................... 58
Item 1A Risk Factors
…

................................................................

................................................................

........................................... 59
Item

2

Unregistered

Sales

of

Equity

Securities

and

Use

of

Proceeds

................................................................

................................... 60
Item

3

Defaults

upon

Senior

Securities

................................................................

................................................................

................. 60
Item

4

Mine

Safety

Disclosures

................................................................

................................................................

............................ 60
Item

5

Other

Information

................................................................

................................................................

...................................... 60
Item

6

Exhibits

…….

................................................................

................................................................

............................................ 61
Signatures

................................................................

................................................................

................................................................

62

PART

I. Financial Information

Item   1.   Consolidated   Financial   Statements

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

June 30, December 31,

2021 2020
(Dollars in thousands, except per-
share data)
ASSETS
Cash and due from banks
$
4,451
$
5,473
Interest-earning deposits with banks

109,801
130,218

Total cash and cash equivalents
114,252
135,691
Time deposits with banks
3,486
5,967
Restricted interest-earning deposits related to consolidated VIEs
3,799
4,719
Investment securities (amortized cost of $
12.4

million and $
11.5

million at

June 30, 2021 and December 31, 2020, respectively)
12,580
11,624
Net investment in leases and loans:

Leases
308,191
337,159

Loans
520,920
532,125
Net investment in leases and loans, excluding allowance for credit losses (includes $
17
.0 million and
$
30.4

million at June 30, 2021 and December 31, 2020, respectively, related to consolidated VIEs)
829,111
869,284
Allowance for credit losses
(28,757)
(44,228)

Total net investment in leases and loans
800,354
825,056
Intangible assets
5,343
5,678
Operating lease right-of-use assets
7,458
7,623
Property and equipment, net
9,043
8,574
Property tax receivables, net of allowance
9,855
6,854
Other assets
19,269
10,212

Total assets
$
985,439
$
1,021,998
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
$
697,805
$
729,614
Long-term borrowings related to consolidated VIEs
17,227
30,665
Operating lease liabilities
8,326
8,700
Other liabilities:

Sales and property taxes payable
7,224
6,316

Accounts payable and accrued expenses
18,961
27,734

Net deferred income tax liability
24,817
22,604

Total liabilities
774,360
825,633
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $
0.01

par value;
5,000,000

shares authorized; none issued
—
—
Common Stock, $
0.01

par value;
75,000,000

shares authorized;
12,026,473

and
11,974,530

shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively
120
120

Additional paid-in capital
77,279
76,323

Accumulated other comprehensive income
165
69

Retained earnings
133,515
119,853

Total stockholders’ equity
211,079
196,365

Total liabilities and stockholders’ equity
$
985,439
$
1,021,998

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,

2021 2020 2021 2020
(Dollars in thousands, except per-share data)
Interest income $
17,678
$
24,248
$
35,966
$
50,713
Fee income
2,313
2,450
4,768
5,216
Interest and fee income
19,991
26,698
40,734
55,929
Interest expense
2,819
5,428
6,082
11,108
Net interest and fee income
17,172
21,270
34,652
44,821
Provision for credit losses
(9,891)
18,806
(12,827)
43,956
Net interest and fee income after provision for credit losses
27,063
2,464
47,479
865
Non-interest income:

Gain on leases and loans sold
—
57
—
2,339

Insurance premiums written and earned
1,943
2,249
3,941
4,531

Other income

1,554
1,489
8,128
9,128

Non-interest income

3,497
3,795
12,069
15,998
Non-interest expense:

Salaries and benefits
8,461
7,668
16,834
17,187

General and administrative
8,377
5,847
19,623
19,452

Goodwill impairment
—
—
—
6,735

Non-interest expense
16,838
13,515
36,457
43,374

Income (loss) before income taxes
13,722
(7,256)
23,091
(26,511)
Income tax expense (benefit)
3,466
(1,374)
5,984
(8,808)

Net income (loss)
$
10,256
$
(5,882)
$
17,107
$
(17,703)
Basic earnings (loss) per share $
0.85
$
(0.50)
$
1.43
$
(1.50)
Diluted earnings (loss) per share $
0.84
$
(0.50)
$
1.41
$
(1.50)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,
2021 2020 2021 2020
(Dollars in thousands)
Net income (loss) $
10,256
$
(5,882)
$
17,107
$
(17,703)
Other comprehensive income:

Increase in fair value of debt securities available for sale
377
88
130
37

Tax effect
(97)
(22)
(34)
(9)
Total other comprehensive

income
280
66
96
28

Comprehensive income (loss)
$
10,536
$
(5,816)
$
17,203
$
(17,675)

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
—
—
—
(184)
—
(184)

Net income
—
—
—
—
6,851
6,851
Cash dividends paid ($
0.14

per share)
—
—
—
—
(1,689)
(1,689)
Balance, March 31, 2021
12,009,323
120
76,682
(115)
125,015
201,702

Repurchase of common stock
(124)
—
(3)
—
—
(3)

Stock issued in connection with restricted

stock and RSUs, net of forfeitures
17,274
— — — — —

Stock-based compensation recognized
—
—
600
—
—
600

Net change in unrealized gain/loss on

securities available for sale, net of tax
—
—
—
280
—
280

Net income
—
—
—
—
10,256
10,256
Cash dividends paid ($
0.14

per share)
—
—
—
—
(1,756)
(1,756)
Balance, June 30, 2021
12,026,473
$
120
$
77,279
$
165
$
133,515
$
211,079

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
17,107
$
(17,703)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization
1,813
2,059

Stock-based compensation
1,183
369

Goodwill impairment
—
6,735

Change in fair value of equity securities
56
(89)

Provision for credit losses
(12,827)
43,956

Change in net deferred income tax liability
2,177
(6,047)

Amortization of deferred initial direct costs and fees
5,064
6,393

Gain on equipment disposed
—
(37)

Gain on leases sold
—
(2,339)

Leases originated for sale
—
(4,820)

Proceeds from sale of leases originated for sale
—
5,058

Noncash lease expense
425
872

Effect of changes in other operating items:

Other assets
(12,317)
(7,665)

Other liabilities
(9,227)
(1,320)

Net cash (used in) provided by operating activities
(6,546)
25,422
Cash flows from investing activities:

Net change in time deposits with banks
2,481
2,986

Purchases of equipment for lease contracts and funds used to originate loans
(187,852)
(229,512)

Principal collections on leases and loans
219,357
237,797

Proceeds from sale of leases originated for investment
—
21,337

Security deposits collected, net of refunds
2
(129)

Proceeds from the sale of equipment
1,600
1,151

Acquisitions of property and equipment
(1,659)
(1,790)

Purchase of investment securities
(1,571)
(37)

Principal payments received on investment securities
728
816

Net cash provided by investing activities

33,086
32,619
Cash flows from financing activities:

Net change in deposits
(31,809)
63,059

Term securitization repayments
(13,504)
(25,402)

Business combinations earn-out consideration payments
—
(168)

Issuances of common stock

—
120

Repurchases of common stock
(227)
(4,550)

Dividends paid
(3,359)
(3,349)

Net cash (used in) provided by financing activities
(48,899)
29,710
Net (decrease) increase in total cash, cash equivalents and restricted cash
(22,359)
87,751
Total cash, cash equivalents

and restricted cash, beginning of period

140,410
130,027
Total cash, cash equivalents

and restricted cash, end of period
$
118,051
$
217,778

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MARLIN BUSINESS SERVICES CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,

2021 2020
(Dollars in thousands)
Supplemental disclosures of cash flow information:

Cash paid for interest on deposits and borrowings
$
6,023
$
11,368

Net cash paid for income taxes
21,825
1,868

Leases and loans transferred into held for sale from investment
—
19,235
Supplemental disclosures of non cash investing activities:

Purchase of equipment for lease contracts and loans originated
$
3,194
$
4,106
Reconciliation of Cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents $
114,252
$
211,706
Restricted interest-earning deposits
3,799
6,072
Cash, cash equivalents and restricted cash at end of period $
118,051
$
217,778

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

Holdings, LLC and Madeira Merger Subsidiary,

Inc. (“HPS Merger Sub”) pursuant to which all outstanding
shares of the Company’s common

stock will, subject to the terms and conditions of the Merger Agreement,

be cancelled and
converted into the merger consideration specified

in the Merger Agreement in an all cash transaction pursuant to a merger of the
Company with and into HPS Merger Sub, with the Company

surviving (the “Merger”).

The Company's Board of Directors has
unanimously approved the Merger.

The Merger remains subject to, in addition to various other customary closing conditions: approval
by the Company’s shareholders; governmental

and regulatory approvals; and completion of MBB’s

surrender of its banking licenses
and authority and termination of its FDIC insured deposits (a process we refer to as “De-banking”).

References to the “Company,”

“Marlin,” “Registrant,” “we,” “us” and “our” herein refer to Marlin

Business Services Corp. and its
wholly-owned subsidiaries, unless the context otherwise requires.

NOTE 2 – Summary of Significant Accounting Policies

Basis of financial statement presentation.

The unaudited consolidated financial statements include the

accounts of the Company and
its wholly-owned subsidiaries. Marlin Leasing Corporation (“MLC”) and

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

at June 30, 2021 and the
results of operations for the three- and six -month periods ended June 30, 2021 and 2020,

and cash flows for the six-month periods
ended June 30, 2021 and 2020.

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

Form 10-K for the year ended December 31, 2020, filed with the
Securities and Exchange Commission (“SEC”) on March 5, 2021. The

consolidated results and statements of cash flows for these
interim financial statements are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

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

Income taxes.

Our statutory tax rate, which is a combination of federal and state income taxes,

was
25.2
% and
25.4
% for the three months ended
June 30, 2021 and June 30, 2020, respectively.

For the six months ended June 30, 2021, our effective tax rate was
25.9
%. For the six months ended June 30, 2020, our effective tax rate was
33.2
%, driven by a $
3.2
million discrete benefit, resulting from certain provisions in the Coronavirus

Aid, Relief, and
Economic Security Act (“CARES Act”) that allow for a remeasurement of our federal net operating losses.

For the three and six-month periods ended June 30, 2021, our effective tax rates were
25.3
% and
25.9
%, respectively.

During the second quarter of 2021, the Company made a $
19.8

million 2020 tax year extension payment, resulting in a quarter end current tax receivable balance of $
10.5

million.

The Company expects to receive a refund in connection with its annual Federal tax filing during the second half of 2021.

The Company’s IRS federal

audit for tax years ending December 31, 2013 to 2018 resulting from Joint Committee

Review as part of
an IRS refund claim closed in the second quarter of 2021 with no adjustments. The Company remains subject to examination for the
2017 tax year to the present under regular statute of limitations.

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

Three Months Ended
Six Months Ended

June 30, June 30,
(Dollars in thousands) 2021 2020 2021 2020
Insurance premiums written and earned $
1,943
$
2,249
$
3,941
$
4,531
Gain on sale of leases and loans
—
57
—
2,339
Other income:

Property tax (loss) income
20
(380)
5,040
5,124
Servicing income
307
489
693
1,055
Net gains recognized during the period on equity securities

10
31
(56)
89
Non-interest income - other than from contracts with customers
2,280
2,446
9,618
13,138
Other income:
Insurance policy fees
747
873
1,519
1,791
Property tax administrative fees on leases
206
236
409
470
ACH payment fees
63
36
122
108
Referral fees
21
14
31
108
Other
180
190
370
383
Non-interest income from contracts with customers
1,217
1,349
2,451
2,860
Total non-interest income $
3,497
$
3,795
$
12,069
$
15,998

NOTE 4 - Investment Securities

The Company had the following investment securities as of the dates presented:

June 30, December 31,
(Dollars in thousands) 2021 2020
Equity Securities
Mutual fund $
3,730
$
3,760
Debt Securities, Available

for Sale:
Asset-backed securities ("ABS")
4,974
3,719
Municipal securities

3,876

4,145

Total investment securities
$
12,580
$
11,624

The following schedule summarizes changes in fair value of equity securities and the portion of unrealized gains and losses for each
period presented:

Three Months Ended June 30, Six Months Ended June 30,
(Dollars in thousands) 2021 2020 2021 2020
Net gains (losses) recognized during the period on equity securities

$
10
$
31
$
(56)
$
89
Less: Net gains recognized during the period

on equity securities sold during the period

—

—
—
—
Unrealized gains recognized during the reporting period

on equity securities still held at the reporting date
$
10
$
31
$
(56)
$
89

Available for

Sale
The following schedule is a summary of available for sale investments as of the dates presented:

June 30, 2021
Gross

Gross
Amortized
Unrealized

Unrealized Estimated
Cost Gains Losses Fair Value
(Dollars in thousands)
ABS $
4,933
$
42
$
(1)
$
4,974
Municipal securities
3,672
205
(1)
3,876

Total Debt Securities, Available

for Sale
$
8,605
$
247
$
(2)
$
8,850
December 31, 2020
Gross

Gross
Amortized
Unrealized

Unrealized Estimated
Cost Gains Losses Fair Value
(Dollars in thousands)
ABS $
3,666
$
53
$
—
$
3,719
Municipal securities
4,082
64
(1)
4,145

Total Debt Securities, Available

for Sale
$
7,748
$
117
$
(1)
$
7,864

The Company evaluates its available for sale securities in an unrealized loss position for other than temporary impairment on at least a
quarterly basis. The Company did not recognize any other than temporary impairment to earnings for each of the periods ended June
30, 2021 and June 30, 2020.
The following tables present the aggregate amount of unrealized losses on available for sale securities in the Company’s

investment
securities classified according to the amount of time those securities have been in a continuous loss position as of June 30, 2021 and
December 31, 2020:
June 30, 2021
Less than 12 months 12 months or longer Total
Gross

Gross Gross
Unrealized

Fair Unrealized Fair Unrealized Fair
Losses Value Losses Value Losses Value
(Dollars in thousands)
ABS $
(1)
$
1,588
$
—
$
—
$
(1)
$
1,588
Municipal securities
(1)
71
—
—
(1)
71
Total available for sale investment
securities $
(2)
$
1,659
$
—
$
—
$
(2)
$
1,659
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
(Dollars in thousands)
Amortized Cost:
ABS $
1,480
$
204
$
1,660
$
1,589
$
4,933
Municipal securities

5

253

3,342

72

3,672
Total available for sale investments $
1,485
$
457
$
5,002
$
1,661
$
8,605
Estimated fair value $
1,501
$
463
$
5,086
$
1,659
$
8,709
Weighted-average

yield, GAAP basis
2.26%
1.79%
1.84%
1.81%
1.90%

NOTE 5 – Net Investment in Leases and Loans

Net investment in leases and loans consists of the following:

June 30, 2021 December 31, 2020
(Dollars in thousands)
Minimum lease payments receivable
$
322,598
$
354,298
Estimated residual value of equipment
25,544
26,983
Unearned lease income, net of initial direct costs and fees deferred
(39,564)
(43,737)
Security deposits
(387)
(385)
Total leases
308,191
337,159
Commercial loans, net of origination costs and fees deferred
Working

Capital Loans
24,688
20,034
CRA
(1)
1,164
1,091
Equipment loans
(2)
432,681
449,149
CVG
62,387
61,851
Total commercial

loans
520,920
532,125
Net investment in leases and loans, excluding allowance
829,111
869,284
Allowance for credit losses
(28,757)
(44,228)
Total net investment

in leases and loans
$
800,354
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

At June 30, 2021, $
18.1

million in net investment in leases were pledged as collateral for the Company’s outstanding asset-backed
securitization balance and $
55.3

million in net investment in leases were pledged as collateral for the secured borrowing capacity at
the Federal Reserve Discount Window.

The amount of deferred initial direct costs and origination costs net of fees deferred were $
13.6

million and $
14.6

million as of June
30, 2021 and December 31, 2020,

respectively. Initial direct

costs are netted in unearned income and are amortized to income using the effective interest method. Origination costs are

netted in commercial loans and are amortized to income using the effective interest method. At June 30, 2021 and December 31, 2020, $
21.1

million and $
21.9

million, respectively, of the estimated

residual value of
equipment retained on our Consolidated Balance Sheets was related to copiers.

Maturities of lease receivables

under lease contracts and the amortization of unearned lease income, including initial direct costs and
fees deferred, were as follows as of June 30, 2021:

Minimum Lease

Payments Net Income
Receivable
(1)
Amortization
(2)
(Dollars in thousands)
Period Ending December 31,
Remainder of 2021
$
69,625
$
13,567
2022
115,706
14,628
2023
75,251
7,429
2024
40,201
2,983
2025
16,815
865
Thereafter
5,000
92
$
322,598
$
39,564
________________________

(1)

Represents the undiscounted cash flows of the lease payments receivable.
(2)

Represents the difference between the undiscounted cash flows and the discounted cash flows.

The lease income recognized was as follows:

Three Months Ended June 30, Six Months Ended June 30,
2021 2020 2021 2020
(Dollars in thousands)
Interest Income $
6,309
$
8,469
$
13,003
$
17,620

As of June 30, 2021 and December 31, 2020, the Company maintained total finance receivables which were on a non-accrual basis
with net investment of $
13.1

million and $
14.3

million, respectively.

As of June 30, 2021, the Company had contracts that had been modified under its COVID-19 payment deferral program of $
80.6

million representing approximately
9.72
% of the Company’s total
net investment. See Note 6 “Allowance for Credit Losses” for additional discussion of loan modifications due to COVID-19.

Portfolio Sales
The Company has historically originated certain lease and loans for sale to third parties, based on their underwriting criteria and specifications.

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
0.9

million and $
1.3

million as of
June 30, 2021,

and December 31, 2020, respectively,

and is recognized within Accounts payable and accrued expenses in the
Consolidated Balance Sheets.

As of June 30, 2021 and December 31, 2020, the portfolio of leases and loans serviced for others was
$
172

million and $
230

million, respectively.

In addition, the Company may have continuing involvement in contracts sold through any recourse obligations that may include
customary representations and warranties or specific recourse provisions.

The following table summarizes information related to portfolio sales for the periods presented:

Three Months Ended June 30, Six Months Ended June 30,
2021 2020 2021 2020
(Dollars in thousands)
Sales of leases and loans

$
—
$
1,127
$
—
$
24,056
Gain on sale of leases and loans
—
57
—
2,339

NOTE 6 – Allowance for Credit Losses

Effective January 1, 2020, we

adopted
ASU 2016-13 and related ASUs collectively referred to as CECL ,

which replaced the probable,
incurred loss model with a measurement of expected credit losses for the contractual term of the Company’s current portfolio

of loans
and leases.

See our Annual Report on Form 10-K for the year ended December 31, 2020 for a detailed discussion of our adoption of
this guidance .

The following tables summarize activity in the allowance for credit losses
:

Three Months Ended June 30, 2021
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, beginning of period $
28,852
$
1,010
$
9,049
$
—
$
38,911

Charge-offs
(2,425)
(16)
(399)
—
(2,840)

Recoveries
1,300
144
180
—
1,624
Net charge-offs
(1,125)
128
(219)
—
(1,216)
Realized cashflows from Residual Income
953
—
—
—
953

Provision for credit losses
(8,961)
(135)
(795)
—
(9,891)
Allowance for credit losses, end of period $
19,719
$
1,003
$
8,035
$
—
$
28,757
Net investment in leases and loans, before allowance $
732,152
$
24,688
$
71,107
$
1,164
$
829,111

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

Six Months Ended June 30, 2021
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG CRA Total
Allowance for credit losses, beginning of period $
33,184
$
1,206
$
9,838
$
—
$
44,228

Charge-offs
(6,149)
(550)
(1,149)
—
(7,848)

Recoveries
2,660
273
223
—
3,156
Net charge-offs
(3,489)
(277)
(926)
—
(4,692)
Realized cashflows from Residual Income
2,048
—
—
—
2,048

Provision for credit losses
(12,024)
74
(877)
—
(12,827)
Allowance for credit losses, end of period $
19,719
$
1,003
$
8,035
$
—
$
28,757
Net investment in leases and loans, before allowance $
732,152
$
24,688
$
71,107
$
1,164
$
829,111

Six Months Ended June 30, 2020
(Dollars in thousands)
Equipment
Finance
Working
Capital
Loans CVG
CRA &
PPP Total
Allowance for credit losses, December 31, 2019
$
18,334
$
1,899
$
1,462
$
—
$
21,695
Adoption of ASU 2016-13 (CECL)
(1)
9,264
(3)
2,647
—
11,908
Allowance for credit losses, beginning of period $
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
Additional detail specific to the measurement of each portfolio segment as of June 30, 2021, is summarized below.

Equipment Finance:

Equipment Finance consists of Equipment Finance Agreements, Installment

Purchase Agreements and other leases and loans.

The risk characteristics referenced to develop pools of Equipme nt Finance leases and loans are based on internally developed credit score ratings, which is a measurement that combines many risk characteristics, including loan size, external credit
scores, existence of a guarantee, and various characteristics of the borrower’s business.

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

The change in the length

of the reasonable and supportable forecast was
based on observed market volatility in March 2020. During the first quarter of 2021, the Company reverted to the pre-
COVID 12-month forecast period and 12-month straight line reversion period and continued using this forecast in the second
quarter of 2021as uncertainty in the macroeconomic environment has lessened and the Company’s

portfolio has stabilized
with low net charge-offs and delinquencies

.

The continued positive economic forecast resulted in provision benefits for
Equipment Finance of $
9.0

million and $
12.0

million for the three and six-months ended June 30, 2021, respectively,

as
compared to provisions of $
16.5

million and $
31.5

million for the same periods in 2020 during the height of the COVID-19 pandemic.

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

During the second quarter, the Company updated

its expectation for credit losses for the Working

Capital segment based on
the favorable actual portfolio performance during the quarter and a revised forecast based on its current assessment of risks in
the portfolio.

Based on that analysis, the Company recognized a provision benefit of $
0.1

million for the three months ended
June 30, 2021, bringing the total provision associated with Working

Capital to $
0.1

million for the six months ended June 30,
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

Beginning in the first quarter of 2021,

the Company updated its expectation for credit losses for the CVG segment, including separately assessing the elevated risks of a population of motor coach industry contracts that are facing prolonged impacts
from COVID-19. While the segment continues to evidence negative impacts from COVID-19 as seen in the segment’s
delinquency and modification balances, it is also experiencing positive indicators such as paydown of balance.

These factors,
including no further significant reduction in collateral values contributed to a $
1.0

million reduction in qualitative reserve
ending the period at $
4.7

million of total CVG qualitative adjustments for COVID-19 related risks.
Community Reinvestment Act (CRA) Loans:

CRA loans are comprised of loans originated under a line of credit to satisfy the

Company’s obligations under the CRA.

The
Company does not measure an allowance specific to this population because the exposure to credit loss is nominal.
For the three and six- months ended June 30, 2021, the Company recognized provision benefits of $
9.9

million, and $
12.8

million,
respectively, driven

primarily by improving economic forecasts and portfolio performance.
Our reserve as of June 30, 2021, and the qualitative and economic adjustments discussed above, were calculated referencing our
historical loss experience, including loss experience through the 2008 economic cycle, and our adjustments to that experience based on our judgements about the extent of the impact of the COVID-19 pandemic.

Those judgements include certain expectations for the
extent and timing of impacts from COVID-19 on unemployment rates and business bankruptcies and are based on our current
expectations of the performance of our portfolio in the current environment.

We may recognize

credit losses in excess of our reserve
or revise our estimate of credit losses in the future, and such amounts may be significant, based on (i) the actual performance of our portfolio, including the performance of the modified portfolio, (ii)

any further changes in the economic environment, or (iii) other developments or unforeseen circumstances that impact our portfolio

.

Loan Modification Program:

In response to COVID-19, starting in mid-March 2020, the Company instituted a Loan modification payment deferral program in
order to assist its small-business customers that requested relief and were current under their existing agreement.

The payment
deferral program allows for up to 6 months of fully deferred or reduced payments.

The below table outlines certain data on the modified population with details of count and net investment balance, with all information
as of June 30, 2021.

Equipment Working
(Dollars in thousands)
Finance CVG Capital Total
Modified leases and loans receivable
3,484
334
106
3,924
Resolved

(payoff, chargeoff)
(1)
1,198
119
385
1,702
Total Program, number

of contracts
4,682
453
491
5,626
Current Quarter Population Changes:
Q2 - New modification
$
76
$
—
$
—
$
76
Q2 - Extended modification
279
2,810
—
3,089
Previously Modified
61,354
14,939
1,097
77,390
Total Modifications,

Net investment receivable
$
61,709
$
17,749
$
1,097
$
80,555
% of total segment receivables
8.40%
25.00%
4.40%
9.72%
Deferral Status:
Out of deferral
$
61,299
$
12,059
$
1,097
$
74,455
In deferral period
410
5,690
—
6,100
Total Modifications,

Net investment receivable
(2)
$
61,709
$
17,749
$
1,097
$
80,555
Modifications 30+ Days Delinquent:
Modified Contracts, not TDR
$
1,341
$
143
$
21
$
1,505

_________________
(1)

Total resolved

modifications include
278

contracts charged off where $
6.6

million credit loss was realized, and
1,424
contracts that paid in full.
(2)

Out of the deferral period represents the month in which the contract returns to its regular contract schedule for the entire
month.

For loans in deferral period, the deferral may either be full, with zero payment owed during the deferral period, or
partial, with reduced payments during deferral that are primarily
25
%-
50
% of schedule, or the deferral period payment may
be a nominal amount. In all cases, information is presented with respect to the contracts’

current deferral terms as of June 30,
2021.

TDRs are restructurings of leases and loans in which, due to the borrower's financial difficulties, a lender grants a concession that it
would not otherwise consider for borrowers of similar credit quality.

In accordance with the interagency guidance as updated in April
2020, that the FASB concurred

with, loans modified under the Company’s

payment deferral program are not considered TDRs. As of
June 30, 2021 the Company had $
11.0

million of active contracts designated as TDRs.

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

based on the contract’s status
as-of the dates presented. In particular, contracts

that are part of the Loan Modification Program discussed above are present ed in the
below delinquency table and the non-accrual information for June 30, 2021 based on their status with respect to the modified terms.
See Loan Modification section above for delinquency data specific to the modified portfolio.

Portfolio by Origination Year as of

June 30, 2021
Total
2021 2020 2019 2018 2017 Prior Receivables
(Dollars in thousands)
Equipment Finance
30-59 $
340
$
647
$
970
$
394
$
196
$
181
$
2,728
60-89
59
192
785
310
232
69
1,647
90+
11
537
533
582
86
65
1,814
Total Past Due
410
1,376
2,288
1,286
514
315
6,189
Current
138,289
218,463
219,060
99,756
42,834
7,561
725,963
Total
138,699
219,839
221,348
101,042
43,348
7,876
732,152
Working Capital
30-59
—
—
4
—
—
—
4
60-89
—
2
—
—
—
—
2
90+
—
32
18
—
—
—
50
Total Past Due
—
34
22
—
—
—
56
Current
19,440
4,358
834
—
—
—
24,632
Total
19,440
4,392
856
—
—
—
24,688
CVG
30-59
—
—
38
9
16
—
63
60-89
45
167
53
79
—
52
396
90+
—
—
—
66
—
—
66
Total Past Due
45
167
91
154
16
52
525
Current
15,398
15,236
25,767
10,201
3,327
653
70,582
Total
15,443
15,403
25,858
10,355
3,343
705
71,107
CRA
Total Past Due
—
—
—
—
—
—
—
Current
1,164
—
—
—
—
—
1,164
Total
1,164
—
—
—
—
—
1,164
Net investment in leases
and loans, before allowance $
174,746
$
239,634
$
248,062
$
111,397
$
46,691
$
8,581
$
829,111

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

At June 30, 2021 and December 31, 2020,
there were
no

finance receivables past due 90 days or more and still accruing.

Working

Capital Loans are generally placed in non-accrual status when they are 30 days past due and generally charged-off at 60 days
past due.

Both Equipment Finance and Working

Capital loans are considered for non-accrual status if and when they are modified

and
classified as a troubled

debt restructuring. The loan is removed from non-accrual status once sufficient payments are made to bring the
loan current and reviewed by management. At June 30, 2021 and

December 31, 2020, there were
no

Working Capital Loans past

due
30 days or more and still accruing.

The following tables provide information about non-accrual leases and loans:

June 30, December 31,
(Dollars in thousands) 2021 2020
Equipment Finance $
4,334
$
5,543
Working

Capital Loans
114
932
CVG
8,686
7,814
Total

Non-Accrual
$
13,134
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

Operations.

Intangible assets
The following table presents details of the Company’s

intangible assets as of June 30, 2021:

(Dollars in thousands) Gross Carrying Accumulated Net
Useful Life Amount Amortization Value
Vendor

relationships
11
years $
7,290
$
1,969
$
5,321
Corporate trade name
7
years
60
38
22

Total
$
7,350
$
2,007
$
5,343

The Company’s intangible

assets consist of definite-lived assets in connection with the January 2017 acquisition of Horizon Keystone
Financial,

and definite-lived intangible assets in connection with the September

2018 acquisition of Fleet Financing Resources.

The
Company has
no

indefinite-lived intangible assets.

There was
no

impairment of these assets in the six-months ended June 30, 2021 or 2020.

Amortization related to the Company’s
definite lived intangible assets was $
0.3

million and $
0.4

million for the six-month periods ended June 30, 2021 and June 30, 2020, respectively.

The Company expects the amortization expense for the next five years will be as follows:
Amortization
(Dollars in thousands)
Expense
Remainder of 2021 $
336
2022
671
2023
671
2024
663
2025
663

NOTE 8 – Other Assets

Other assets are comprised of the following:

June 30, December 31,

2021 2020
(Dollars in thousands)
Accrued fees receivable $
2,392
$
2,928
Prepaid expenses
2,623
2,790
Income taxes receivable
(1)
10,545
—
Federal Reserve Bank Stock
1,711
1,711
Other

1,998
2,783
$
19,269
$
10,212
__________________
(1)
See Note 2 – Summary of Significant Accounting Policies , for discussion of the Provision for income taxes.

NOTE 9 – Deposits

MBB serves as the Company’s primary

funding source. MBB issues fixed-rate FDIC-insured certificates of deposit raised nationally
through various brokered deposit relationships and fixed-rate FDIC-insured deposits received from direct sources. MBB offers FDIC-
insured money market deposit accounts (the “MMDA Product”) through participation in a partner bank’s

insured savings account
product. This brokered deposit product has a variable rate, no maturity date and is offered to the clients of the partner bank and
recorded as a single deposit account at MBB. As of June 30, 2021, money market deposit accounts totaled $
52.9

million.

As of June 30, 2021, the scheduled maturities of certificates of deposits are as follows:

Scheduled
Dollars in thousands
Maturities
Period Ending December 31,
Remainder of 2021
$
230,762
2022
210,474
2023
117,717
2024
56,813
2025
29,087
Total
$
644,853

Certificates of deposits issued by MBB are time deposits and are generally issued in denominations of $
250,000

or less. The MMDA
Product is also issued to customers in amounts less than $
250,000
. The FDIC insures deposits up to $
250,000

per depositor. The
weighted average all-in interest rate of deposits at June 30, 2021 was
1.32
%.

NOTE 10 – Debt and Financing Arrangements

Long-term Borrowings

Borrowings with an original maturity date of one year or more are classified as long-term borrowings.

The Company’s term note
securitizations are classified as long-term borrowings.

The balance of long-term borrowings consisted of the following:

June 30, December 31,

2021 2020

(Dollars in thousands)
Term securitization

2018-1
$
17,295
$
30,800
Unamortized debt issuance costs
(68)
(135)
$
17,227
$
30,665

Long-term Borrowings

On July 27, 2018, the Company completed a $
201.7

million asset-backed term securitization. Each tranche of the term note securitization has a fixed term, fixed interest rate and fixed principal amount.

At June 30, 2021,

outstanding term securitizations
amounted to $
17.3

million and are collateralized by $
18.1

million of minimum lease and loan payments receivable and $
3.8

million of
restricted interest-earning deposits. The Company’s

term note securitizations are classified as long-term borrowings.

The term note securitization is summarized below:
Outstanding Balance as of Notes Final
Original

June 30, December 31,
Originally

Maturity

Coupon

2021 2020 Issued Date Rate
(Dollars in thousands)
2018 — 1

Class A-1

$
—
$
—
$
77,400
July, 2019
2.55
%

Class A-2

—
—
55,700
October, 2020
3.05

Class A-3

—
—
36,910
April, 2023
3.36

Class B
—
9,560
10,400
May, 2023
3.54

Class C
7,445
11,390
11,390
June, 2023
3.70

Class D
5,470
5,470
5,470
July, 2023
3.99

Class E
4,380
4,380
4,380
May, 2025
5.02
Total Term

Note Securitizations
$
17,295
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
4.13
% over the remaining term of the
borrowing.

Based on current expected cashflows of leases underlying our term note securitization, principal and interest payments are estimated as of June 30, 2021 as follows:
Principal Interest
(Dollars in thousands)
Period Ending December 31,
Remainder of 2021
$
8,713
$
293
2022
8,582
$
159
$
17,295
$
452

Federal Funds Line of Credit with Correspondent

Bank

MBB has established a federal funds line of credit with a correspondent bank. This line allows for both selling and purchasing of
federal funds. The amount that can be drawn against the line is limited to $
25.0

million. As of June 30, 2021 and December 31, 2020,
there were
no

balances outstanding on this line of credit.

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve

Discount Window based on the amount of assets MBB
chooses to pledge. MBB had $
49.8

million in unused, secured borrowing capacity at the Federal Reserve Discount

Window,

based on
$
55.3

million of net investment in leases pledged at June 30, 2021.

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

The Company’s balances measured

at fair value on a recurring basis include the following as of June 30, 2021 and

December 31,
2020:

June 30, 2021 December 31, 2020
Fair Value Measurements Using Fair Value Measurements Using
Level 1 Level 2 Level 3 Level 1 Level 2 Level 3
(Dollars in thousands)
Assets
ABS
$
—
$
4,974
$
—
$
—
$
3,719
$
—
Municipal securities
—
3,876
—
—
4,145
—
Mutual fund
3,730
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
liability.

For the six months ended June 30, 2021, there were no significant amounts recognized in the Consolidated Statements of Operations
in connection with non-recurring fair value measurements.

For the six months ended June 30, 2020, the Company recognized $
6.7

million for the impairment of goodwill as discussed further in
Note 7 - Goodwill and Intangible Assets .

Fair Value

of Other Financial Instruments

The following summarizes the carrying amount and estimated fair value of the Company’s other financial

instruments, including those
not measured at fair value on a recurring basis:

June 30, 2021 December 31, 2020
Carrying Fair Carrying Fair
Amount Value Amount Value
(Dollars in thousands)
Financial Assets
Cash and cash equivalents $
114,252
$
114,252
$
135,691
$
135,691
Time deposits with banks
3,486
3,501
5,967
6,003
Restricted interest-earning deposits with banks
3,799
3,799
4,719
4,719
Loans, net of allowance
500,366
508,461
500,768
507,362
Federal Reserve Bank Stock
1,711
1,711
1,711
1,711
Financial Liabilities

Deposits
$
697,805
$
706,171
$
729,614
$
742,882

Long-term borrowings
17,227
17,485
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
2021 2020 2021 2020
(Dollars in thousands, except per-share data)
Basic EPS
Net income (loss) $
10,256
$
(5,882)
$
17,107
$
(17,703)
Less: net income allocated to participating securities
(128)
—

(212)
—

Net income (loss) allocated to common stock $
10,128
$
(5,882)
$
16,895
$
(17,703)
Weighted average

common shares outstanding

12,014,487
11,893,235
11,998,570
11,953,815
Less: Unvested restricted stock awards considered participating securities
(149,961)
(132,756)
(149,016)
(135,502)
Adjusted weighted average common shares used in computing
basic EPS
11,864,526
11,760,479
11,849,554
11,818,313
Basic EPS $
0.85
$
(0.50)
$
1.43
$
(1.50)
Diluted EPS
Net income (loss) allocated to common stock $
10,128
$
(5,882)
$
16,895
$
(17,703)
Adjusted weighted average common shares used in computing
basic EPS
11,864,526
11,760,479
11,849,554
11,818,313
Add: Effect of dilutive stock-based compensation

awards
151,519
—

108,091
—

Adjusted weighted average common shares used in computing
diluted EPS
12,016,045
11,760,479
11,957,645
11,818,313
Diluted EPS $
0.84
$
(0.50)
$
1.41
$
(1.50)

For the three-month periods ended June 30, 2021 and June 30,

2020,

weighted average outstanding stock-based compensation awards in the amount of
113,237

and
289,635
, respectively, were considered

antidilutive and therefore were not considered in the
computation of potential common shares for purposes of diluted EPS.

For the six-month periods ended June 30, 2021 and June 30, 2020,

weighted average outstanding stock-based compensation awards in the amount of
169,673

and
297,057
, respectively, were considered

antidilutive and therefore were not considered in the computation of potential common shares for purposes of diluted EPS.

NOTE 13 – Stockholders’ Equity

Share Repurchases
During the three and six-month periods ended June 30, 2021, the Company did
no
t purchase any shares of its common stock under the
stock repurchase plan approved by the Company’s

Board of Directors on August 1, 2019 (the “2019 Repurchase Plan”).

During the three-month period ended June 30, 2020, the Company did
no
t purchase any shares of its common stock under the 2019
Repurchase Plan.

During the six-month period ended June 30, 2020, the Company purchased
264,470

shares of its common stock
under the 2019 Repurchase Plan at an average cost of $
16.09

per share.
At June 30, 2021, the Company had $
4.7

million of remaining authorizations under the 2019 Repurchase Plan. Pursuant to the Merger
Agreement, the Company may not repurchase shares of common

stock (pursuant to the 2019 Repurchase Plan or otherwise) without the prior written consent of Madeira Holdings, LLC.
In addition to the repurchases described above, participants in the Company’s 2014 Equity Compensation

Plan (approved by the
Company’s shareholders

on June 3, 2014) (the “2014 Plan”) and the Company’s

2019 Equity Compensation Plan (approved by the
Company’s shareholders

on May 30, 2019) (as amended by the First Amendment approved by the Company’s shareholders on June 2,
2021, the “2019 Plan”) may have shares withheld to cover income taxes.

During the three-month periods

ended June 30, 2021 and
June 30, 2020, there were
124

shares and
1,897

shares repurchased to cover income tax withholding under the 2014 Plan and the 2019
Plan at an average cost of $
20.04

per share and $
6.50

per share, respectively.

During the six-month periods ended June 30, 2021 and
June 30, 2020, there were
16,162

and
23,020

shares repurchased to cover income tax withholding in connection with shares granted under the 2014 Plan and the 2019 Plan at average per-share

costs of $
14.05

and $
12.81
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
8
% to be considered adequately capitalized and above
10
% to be considered well-capitalized as
defined by banking regulations, while the Company must continue to maintain a total risk-based capital ratio as discussed in the immediately preceding paragraph.

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

As of June 30, 2021, MBB has the capacity under 12 CFR
208.5 to pay dividends to the Company without explicit approval from the Federal Reserve Board of Governors.
MBB’s Tier 1

Capital balance at June 30, 2021 was $
161.3

million, which met all capital requirements to which MBB is subject and qualified MBB for “well-capitalized” status. At June 30, 2021, the Company also exceeded its regulatory capital requirements and was
considered “well-capitalized” as defined by federal banking regulations and as required by the FDIC Agreement.

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

30, 2021.

Minimum Capital Well-Capitalized Capital
Actual Requirement Requirement
Ratio Amount Ratio Amount Ratio Amount
(Dollars in thousands)
Tier 1 Leverage Capital

Marlin Business Services Corp.
22.16%
$
213,238
4.00%
$
38,488
5.00%
$
48,110

Marlin Business Bank
18.22%
$
161,289
4.00%
$
35,410
5.00%
$
44,262
Common Equity Tier 1 Risk-Based Capital

Marlin Business Services Corp.
24.41%
$
213,238
4.50%
$
39,307
6.50%
$
56,776

Marlin Business Bank
19.89%
$
161,289
4.50%
$
36,499
6.50%
$
52,721
Tier 1 Risk-based Capital

Marlin Business Services Corp.
24.41%
$
213,238
6.00%
$
52,409
8.00%
$
69,879

Marlin Business Bank
19.89%
$
161,289
6.00%
$
48,665
8.00%
$
64,887
Total

Risk-based Capital

Marlin Business Services Corp.
25.69%
$
224,377
8.00%
$
69,879
10.00%
$
87,348

Marlin Business Bank
21.16%
$
171,649
8.00%
$
64,887
10.00%
$
81,109

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

MBB’s total risk-based capital

ratio of
21.16
% at June 30, 2021 exceeded the threshold for “well capitalized” status under the applicable laws and regulations.

Dividends
.

The Federal Reserve Board has issued policy statements requiring insured banks and bank holding companies to have an
established assessment process for maintaining capital commensur ate with their overall risk profile. Such assessment process may affect the ability of the organizations to

pay dividends. Although generally organizations may

pay dividends only out of current
operating earnings, dividends may be paid if the distribution is prudent relative to the organization’s

financial position and risk profile,
after consideration of current and prospective economic conditions. As mentioned above, MBB’s ability to pay dividends to the
Company is subject to various regulatory requirements, including

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
0.14

per quarter.

NOTE 14 – Subsequent Events

The Company declared a dividend of $
0.14

per share on July 29, 2021. The quarterly dividend, which is expected to result in a
dividend payment of approximately $
1.7

million, is scheduled to be paid on
August 19, 2021

to shareholders of record on the close of
business on
August 9, 2021
. It represents the Company’s fortieth

consecutive quarterly cash dividend. The payment of future
dividends will be subject to satisfaction of regulatory requirements applicable to bank holding companies and approval by the
Company’s Board of Directors.

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

(a) our expectations related to the proposed Merger,
including the timing thereof and the costs to be incurred in connection with the De-banking; (b) our business strategy; (c) our
projected operating results; (d) our ability to obtain external deposits or financing;

(e) our understanding of our competition; and (f)
industry and market trends. The Company’s

actual results could differ materially from those anticipated by such forward-looking
statements due to a number of factors, some of which are beyond the Company’s control, including, without limitation:

◾

our ability to complete our proposed merger with HPS Merger

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

Resources , a company specializing in the leasing and financing of both new and used commercial vehicles, with an
emphasis on livery equipment and other types of commercial vehicles used by small businesses.
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

E
XECUTIVE
S
UMMARY

Proposed Acquisition by a Subsidiary of Funds Managed by HPS Investment

Partners, LLC.
On April 18, 2021, the Company entered into an Agreement and Plan of Merger

(the “Merger Agreement”), by and among the
Company, Madeira

Holdings, LLC and HPS Merger Sub pursuant to which

all outstanding shares of the Company’s

common stock
will, subject to the terms and conditions of the Merger Agreement,

be cancelled and converted into the merger consideration specified in the Merger Agreement in an all cash transaction pursuant to a merger of the Company with and into HPS Merger Sub,

with the
Company surviving (the “Merger”).

The Company's Board of Directors has unanimously approved the Merger.

The Merger remains
subject to, in addition to various other customary closing conditions: approval by the Company’s shareholders;

governmental and
regulatory approvals; and completion of the De-banking.
We continue

to operate the business and are focused on taking necessary actions to ensure we meet all closing conditions, including
completion of De-banking.
See “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—"We

may fail to consummate the proposed Merger Agreement,
and uncertainties related to the consummation of the transaction may have a material adverse effect on our business, financial position, results of operations and cash flows, and negatively impact the price of our Common stock." in this Form 10-Q.
Business Update
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

As we have seen economic conditions improve and continued
excellent portfolio performance, our underwriting criteria and standards have been updated accordingly.
Most of our employees continue to work remotely but we have not experienced any significant interruption to our operations. We
began to return some of our employees back to the workplace in May 2021 based upon business needs and employee interest.

We
currently intend to implement

a hybrid approach to our return to the office beginning in September

2021;

however, we will continually
re-evaluate our return to office approach as we monitor

the recent increase in COVID-19 cases across the country.
Our second quarter results of net income of $10.3 million, or $0.85 earnings per share,

were primarily driven by a large provision for
credit losses benefit due to continued positive portfolio performance coupled with an improved economic forecast.

While our
origination volume grew 20% sequentially during the second quarter of 2021, it remained 52% below the same period in 2019 prior to the pandemic.
Portfolio Trends

and Performance
During the three months ended June 30, 2021,

we generated 4,023 new Equipment Finance leases and loans with equipment costs of
$86.0 million, compared to 3,178 new Equipment Finance leases and loans with equipment costs of $64.6 million generated for the
three months ended June 30, 2020.

Working Capital loan

originations were $14.5 million during the three-month period ended

June
30, 2021,

compared to $0.8 million for the three-month period ended June 30, 2020.
Overall, our average net investment in total finance receivables for the three-month period ended June 30, 2021 decreased 16.7% to
$815.8 million, compared to $979.3 million for the three-month period ended June 30, 2020,

which has caused a corresponding
reduction in interest and fee income.
Equipment Finance receivables delinquent over 30 days were 0.82

%

at June 30, 2021,

down 308 basis points from 3.90% at June 30,
2020 and down 77 basis points from 1.59% at December 31, 2020

.

Working Capital receivables

over 15 days delinquent were 0.36%

at June 30, 2021,

down 402 basis points from 4.38% at June 30, 2020 and down 464 basis point from

5.00% at December 31, 2020.
Annualized total net charge-offs for the

second quarter of 2021 were 0.60%

of average total finance receivables as compared to 3.47%
for the same period in 2020.
For the three-months ended June 30, 2021 we recognized a provision benefit of $9.9 million as compared to a provision net expense of
$18.8 million for the same period in 2020. The provision benefit in the second quarter of 2021 was primarily due to positive changes
in the outlook of macroeconomic assumptions to which the reserve is correlated as well as positive trends in portfolio performance.
Allowance for credit losses as a percentage of total finance receivables was 3.47% at June 30, 2021 compared with 5.09% at June 30,
2020.

F
INANCE
R
ECEIVABLES

AND
A
SSET
Q
UALITY

The following table summarizes certain portfolio statistics for the periods presented:
June 30, March 31, December 31, June 30,

2021 2021 2020 2020
(Dollars in thousands)
Finance receivables:
End of period $ 829,111 $ 836,341 $ 869,284
(1)
$ 974,679
(1)
Average for the quarter
(1)
815,761 833,474 945,599 979,313
Origination Volume

- three months
(5)
100,864 83,766 84,057 65,419
Origination Volume

- six months, through June. 30
184,630 — — 222,810
Assets Sold - three months — — — 1,127
Assets Sold - nine months, through June. 30 — — — 24,056
Leases and Loans Modified:
(3)
Payment deferral program
(2)
End of period $ 80,554 $ 93,847 111,209 133,817
As a % of end of period receivables
(1)
9.7% 11.2% 12.8% 13.7%
Other Restructured leases and loans, end of period $ 600 $ 822 $ 922 $ 1,751
Allowance for credit losses :
End of period $ 28,757 $ 38,912 $ 44,228 $ 63,644
As a % of end of period receivables
(1)
3.47% 4.65% 5.09% 6.53%
Annualized net charge-offs

to average total finance receivables

(quarter)
(1)
0.60% 1.67% 3.43% 3.47%
Delinquencies, end of period:
(3)(4)
Equipment Finance and CVG:
Greater than 60 days past due, $ $ 3,899 $ 5,203 $ 6,717 $ 23,353
Greater than 60 days past due, % 0.37% 0.62% 0.77% 2.52%
Working

Capital:

Greater than 30 days past due, $ $ 56 $ 193 $ 741 $ 1,130
Greater than 30 days past due, % 0.23% 1.05% 3.69% 2.68%
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

(3)
No renegotiated

leases or

loans met

the definition

of a

Troubled Debt

Restructuring for

any period

presented,

including our

payment deferral
modifications.
(4)
Calculated as a percentage of net investment in leases and loans.

(5)
Amount of

originations for

the three

and six

months ended

June 30,

2020 presented

above exclude

$4.2 million,

of loans

originated under

the
Paycheck Protection Program (PPP).

In the third quarter

of 2020, the Company

sold the PPP portfolio

and has no continuing

involvement with
those receivables.

R
ESULTS

OF
O
PERATIONS

Comparison of the Three-Month Periods Ended June 30, 2021

and June 30, 2020

Net income.

Net income

of $10.3 million was reported for the three-month period ended June 30, 2021

,

resulting in diluted EPS per share of $0.84,
compared to net loss of $5.9 million and diluted loss per share of $0.50 for the three-month period ended June 30, 2020.

This $16.2
million increase in Net income was primarily driven by:
-

$28.7 million decrease in Provision for credit losses, driven primarily by an improvement in economic conditions during the
past 12 months ;

-

$4.1 million decrease in net interest and fee income driven primarily by a decline in the size of our finance receivable
portfolio;

-

$2.6 million decrease in interest expense due to a decline

in the deposit balance and rates, as well as continuing reduction of long-term debt;

-

$3.3 million increase in general and administrative, driven primarily by expenses connected with the Merger Agreement.

Average balances

and net interest margin.
The following table summarizes the Company’s

average balances, interest income,
interest expense and average yields and rates on major categories of interest

-earning assets and interest-bearing liabilities for the three-
month periods ended June 30, 2021 and June 30, 2020.

Three Months Ended June 30,
2021 2020
(Dollars in thousands)
Average Average
Average Yields/ Average Yields/
Balance
(1)
Interest Rates
(2)
Balance
(1)
Interest Rates
(2)
Interest-earning assets:
Interest-earning deposits with banks $ 94,492 $ 12 0.05% $ 218,748 $ 31 0.06%
Time Deposits 4,209 10 0.99 12,248 60 1.97
Restricted interest-earning deposits with banks 4,506 — — 7,046 — 0.01
Securities available for sale 12,435 46 1.46 10,481 52 1.98
Net investment in leases
(3)
768,815 15,682 8.16 885,482 19,236 8.69
Loans receivable
(3)
46,946 1,928 16.43 93,832 4,868 20.75

Total

interest-earning assets
931,403 17,678 7.59 1,227,837 24,248 7.90
Non-interest-earning assets:
Cash and due from banks 6,834 5,655
Allowance for loan and lease losses (39,975) (50,963)
Intangible assets 5,453 7,192
Operating lease right-of-use assets
7,583 8,530
Property and equipment, net 8,853 8,488
Property tax receivables 10,776 9,975
Other assets
(4)
23,998 34,303

Total

non-interest-earning assets
23,522 23,180

Total

assets
$ 954,925 $ 1,251,017
Interest-bearing liabilities:
Certificate of Deposits
(5)
$ 633,920 $ 2,533 1.60% 891,141 $ 4,741 2.13%
Money Market Deposits
(5)
53,037 40 0.30 52,765 73 0.56
Long-term borrowings
(5)
20,674 246 4.76 56,957 614 4.30

Total

interest-bearing liabilities
707,631 2,819 1.59 1,000,863 5,428 2.17
Non-interest-bearing liabilities:
Sales and property taxes payable 9,561 7,075
Operating lease liabilities 8,451 9,403
Accounts payable and accrued expenses 4,919 17,587
Net deferred income tax liability 23,551 26,576

Total

non-interest-bearing liabilities
46,482 60,641

Total

liabilities
754,113 1,061,504
Stockholders’ equity 200,812 189,513

Total

liabilities and stockholders’ equity
$ 954,925 $ 1,251,017
Net interest income $ 14,851 $ 18,820
Interest rate spread
(6)
5.99% 5.73%
Net interest margin
(7)
6.38% 6.13%
Ratio of average interest-earning assets to

average interest-bearing liabilities
131.62% 122.68%
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
rate.

Three Months Ended June 30, 2021 Compared To
Three Months Ended June 30, 2020
Increase (Decrease) Due To:

Volume
(1)
Rate
(1)
Total
(Dollars in thousands)
Interest income:
Interest-earning deposits with banks $ (16) $ (2) $ (18)
Time Deposits (28) (22) (50)
Securities available for sale 9 (15) (6)
Net investment in leases (2,424) (1,132) (3,556)
Loans receivable (2,075) (865) (2,940)

Total

interest income
(5,652) (918) (6,570)
Interest expense:
Certificate of Deposits (1,186) (1,022) (2,208)
Money Market Deposits — (34) (34)
Long-term borrowings (426) 59 (367)

Total

interest expense
(1,369) (1,240) (2,609)
Net interest income (4,697) 736 (3,961)

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

30, 2021 and June 30, 2020.

Three Months Ended June 30,

2021 2020
(Dollars in thousands)
Interest income

$ 17,678 $ 24,248
Fee income

2,313 2,450

Interest and fee income

19,991 26,698
Interest expense

2,819 5,428

Net interest and fee income

$ 17,172 $ 21,270
Average total

finance receivables
(1)
$ 815,761 $ 979,313
Annualized percent of average total finance receivables:
Interest income

8.67% 9.90%
Fee income

1.13 1.00

Interest and fee income

9.80 10.90
Interest expense

1.38 2.22

Net interest and fee margin

8.42% 8.68%

__________________

(1)
Total finance receivables include net investment in leases and loans.

For the calculations above, the effects of (i) the allowance for credit losses and (ii) initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $4.1 million, or 19.2%, to $17.2 million for the three months ended June 30, 2021 from $21.3
million for the three months ended June 30, 2020.

The annualized net interest and fee margin decreased 26 basis points to

8.42% in the
three-month period ended June 30, 2021 from 8.68% for the corresponding period in 2020.

Interest income, net of amortized initial direct costs and fees, was $17.7 million and $24.2 million for the three-month periods ended
June 30, 2021 and June 30, 2020, respectively.

Average total finance

receivables decreased $163.5 million, or 16.7%, to $815.8
million at June 30, 2021 from $979.3 million at June 30, 2020. The decrease in average total finance receivables was primarily due to
lower origination volume along with the customary loan repayments and charge-offs. The average yield on the portfolio decreased

123
basis points to 8.67% from 9.90% in the same quarter one year ago.

Higher yielding working capital portfolio made up a smaller
percentage of the total portfolio during the second quarter of 2021 compared to the same period one year ago.

The weighted average
implicit interest rate on new finance receivables originated increased

92 basis points to 10.08% for the three-month period ended June
30, 2021 compared to 9.16% for the three-month period ended June 30, 2020

.

That increase was primarily driven by a shift in the mix
of originations as higher-yield Working

Capital originations comprised 14.4%

of our originations for the three months ended June 30,
2021, compared to 1.3% in 2020.

As the economy continues to recover from the impacts of the COVID-19 pandemic the company is
looking to grow originations. During the second quarter of 2021,

the company originated $100.5 million of total originations
compared to $65.4 million in the same period one year ago.

Additionally, equipment

finance approval percentage in the second
quarter of 2021 was 49% which was up 12 basis points compared to the second quarter of 2020.

Fee income was $2.3 million and $2.5 million for the three-month periods ended June 30, 2021 and June 30, 2020,

respectively,

and
included approximately $1.3 million and $1.8 million in late fee income for the three-month periods ended June 30, 2021 and June 30,
2020,

respectively. Late fees remained

the largest component of fee income at 0.62% as an annualized percentage of average total
finance receivables for the three-month period ended June 30, 2021

,

compared to 0.72% for the three-month period ended June 30,
2020.

Fee income also included approximately $1.1 million and $0.7 million of early buyout income for the three-month periods
ended June 30, 2021 and June 30, 2020, respectively.

Early buyout income is driven by customer behavior,

increased levels of this
activity and related income have been recorded during the course of the pandemic.

Interest expense decreased $2.6 million to $2.8 million for the three-month period ended June 30, 2021 from $5.4 million for

the
corresponding period in 2020, primarily due to a decrease of $2.2 million on lower deposit balances

and rates. Additionally, there

was
a decrease of $0.3 million due to the continuing reduction of long-term debt

.

Interest expense, as an annualized percentage of average
total finance receivables, decreased 84 basis points to 1.38% for the three

-month period ended June 30, 2021,

from 2.22% for the
corresponding period in 2020.

The average balance of deposits was $687.0 million and $943.9 million for the three-month periods
ended June 30, 2021 and June 30, 2020,

respectively.

For the three-month period ended June 30, 2021,

average term securitization borrowings outstanding were $20.7 million at a weighted
average coupon of 4.76%. For the three-month period ended June 30, 2020

,

average term securitization borrowings outstanding were
$57.0 million at a weighted average coupon of 4.3%.

Our wholly-owned subsidiary,

MBB, serves as our primary funding source. MBB raises fixed-rate and variable

-rate FDIC-insured
deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At June 30, 2021,
brokered certificates of deposit represented approximately 62% of total deposits, while approximately 31%

of total deposits were
obtained from direct channels, and 7% were in the brokered MMDA Product.

Gain on Sale of Leases and Loans.

There were no asset sales for the three-month period ended June 30, 2021 as we retained all of
our origination volume on our balance sheet. There were $1.1 million of asset sales for the three-month period ended June 30, 2020 for a $0.1 million gain on sale of lease and loans.

Our sales execution decisions, including the timing, volume and frequency of such sales, depend on many factors including our
origination volumes, the characteristics of our contracts versus market requirements, our current assessment of our balance sheet
composition and capital levels, and current market conditions, among other factors.

There can be no assurance that we can execute
sales based on our prior experience or on terms that are acceptable to us.

Insurance premiums written and earned.
Insurance premiums written declined to $1.9 million for the three-month period ended June
30, 2021,

compared to $2.2 million for the three-month period ended June 30, 2020 as the overall portfolio contracted.

Other income.

Other income was $1.6 million and $1.5 million for the three-month periods ended June 30, 2021 and June 30, 2020,
respectively.

Salaries and benefits expense.

The following table summarizes the Company's Salary and benefits expense:
Three Months Ended June 30,

2021 2020
(Dollars in thousands)
Salary, benefits and payroll

taxes
$ 6,202 $ 6,868
Incentive compensation 1,919 806
Commissions 340 (6)

Total
$ 8,461 $ 7,668

Salaries and benefits expense.

Salaries and benefits expense increased $0.8 million, or 10.3%, to $8.5 million for the three-month
period ended June 30, 2021 from $7.7 million for the corresponding period in 2020 primarily due to equity-based compensation which was adjusted to lower target levels in the corresponding

period in 2020 and due to higher commission and bonus in the 2021 period driven by increased origination volume.

General and administrative expense.

The following table summarizes General and administrative expense:
Three Months Ended June 30,

2021 2020
(Dollars in thousands)
Occupancy and depreciation $ 1,036 $ 1,415
Professional fees 3,471 865
Information technology 1,226 995
Marketing 301 206
Other G&A 2,343 2,366

Total
$ 8,377 $ 5,847

General and administrative expense increased $2.5 million, or 43.3%,

to $8.3 million for the three months ended June 30, 2021 from
$5.8 million for the corresponding period in 2020 primarily due to an increase in professional fees of $2.6 million connected with the
Merger Agreement.

General and administrative expense as an annualized percentage of average total finance receivables was 4.11%
for the three-month period ended June 30, 2021,

compared to 2.39%

for the three-month period ended June 30, 2020.

Provision for income taxes.
Income tax expense of $3.5 million was recorded for the three-month period ended

June 30, 2021,
compared to a benefit of $1.4 million for the three-month period ended

June 30, 2020.

Our effective tax rate was 25.3%

for the three-
month period ended June 30, 2021,

as compared to an effective tax rate of 18.9% for the three-month period ended June 30, 2020
which was driven by an interim reporting limitation on the amount of tax benefits that can be recognized under Accounting Standards
Codification (“ASC”) 740, Income Taxes .

Comparison of the Six-Month Periods Ended June 30, 2021 and June

30, 2020

Net income/loss.
Net income of $17.1 million was reported for the six-month period ended June 30, 2021,

resulting in diluted EPS of $1.41, compared
to net loss of $17.7 million and diluted loss per share of $1.50 for the six-month period ended June 30, 2020.

This $34.8 million
increase in Net income was primarily driven by:
-

$56.8 million decrease in Provision for credit losses, primarily driven primarily by an improvement in economic conditions
during the past 12 months ;

-

$15.2 million decrease in interest and fee income driven primarily by a decline in the size of our finance receivable portfolio;

-

$5.0 million decrease in interest expense due to a decline in the deposit balance and rates, as well as continuing reduction of
long-term debt;

-

$3.9 million decrease in gain on leases and loans sold;

-

6.9 million decrease in Non-interest expense due to the primarily due to the $6.7 million goodwill impairment that was
recorded in the first quarter of 2020;

-

$14.8 million increase in Income tax expense.

Average balances

and net interest margin.
The following table summarizes the Company’s

average balances, interest income,
interest expense and average yields and rates on major categories of interest

-earning assets and interest-bearing liabilities for the six-
month periods ended June 30, 2021 and June 30, 2020.

Six Months Ended June 30,
2021 2020
(Dollars in thousands)
Average Average
Average Yields/ Average Yields/
Balance
(1)
Interest Rates
(2)
Balance
(1)
Interest Rates
(2)
Interest-earning assets:
Interest-earning deposits with banks $ 104,821 $ 29 0.06% $ 159,665 $ 358 0.45%
Time Deposits 4,767 29 1.20 12,878 124 1.92
Restricted interest-earning deposits with banks 4,688 — — 7,540 9 0.24
Securities available for sale 11,836 93 1.58 10,629 110 2.06
Net investment in leases
(3)
776,801 32,020 8.24 895,015 39,505 8.83
Loans receivable
(3)
47,816 3,794 15.87 99,053 10,607 21.42

Total

interest-earning assets
950,729 35,966 7.57 1,184,780 50,713 8.56
Non-interest-earning assets:
Cash and due from banks 6,327 5,563
Allowance for loan and lease losses (41,984) (40,144)
Intangible assets 5,537 7,292
Goodwill — 3,332
Operating lease right-of-use assets 7,571 8,653
Property and equipment, net 8,796 8,291
Property tax receivables 9,404 9,430
Other assets
(4)
25,868 32,719

Total

non-interest-earning assets
21,519 35,136

Total

assets
$ 972,248 $ 1,219,916
Interest-bearing liabilities:
Certificate of Deposits
(5)
$ 640,975 $ 5,466 1.71% $ 852,659 $ 9,597 2.25%
Money Market Deposits
(5)
53,179 77 0.29 38,544 158 0.82
Long-term borrowings
(5)
23,993 539 4.49 63,354 1,352 4.27

Total

interest-bearing liabilities
718,147 6,082 1.70 954,557 11,107 2.33
Non-interest-bearing liabilities:
Sales and property taxes payable 8,394 6,482
Operating lease liabilities 8,505 9,524
Accounts payable and accrued expenses 14,838 22,657
Net deferred income tax liability 23,297 28,022

Total

non-interest-bearing liabilities
55,034 66,685

Total

liabilities
773,181 1,021,242
Stockholders’ equity 199,067 198,674

Total

liabilities and stockholders’ equity
$ 972,248 $ 1,219,916
Net interest income $ 29,875 $ 39,606
Interest rate spread
(6)
5.86% 6.23%
Net interest margin
(7)
6.28% 6.69%
Ratio of average interest-earning assets to

average interest-bearing liabilities
132.39% 124.12%

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

Six Months Ended June 30, 2021 Compared To
Six Months Ended June 30, 2020
Increase (Decrease) Due To:

Volume
(1)
Rate
(1)
Total
(Dollars in thousands)
Interest income:
Interest-earning deposits with banks $ (93) $ (236) $ (329)
Time Deposits (60) (35) (95)
Restricted interest-earning deposits with banks (2) (7) (9)
Securities available for sale 11 (28) (17)
Net investment in leases (4,983) (2,501) (7,484)
Loans receivable (4,540) (2,273) (6,813)

Total

interest income
(9,280) (5,467) (14,747)
Interest expense:
Certificate of Deposits (2,090) (2,041) (4,131)
Money Market Deposits 46 (127) (81)
Long-term borrowings (881) 67 (814)

Total

interest expense
(2,394) (2,632) (5,026)
Net interest income (7,460) (2,261) (9,721)

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

June 30, 2021 and 2020.

Six Months Ended June 30,

2021 2020
(Dollars in thousands)
Interest income

$ 35,966 $ 50,713
Fee income

4,768 5,216

Interest and fee income

40,734 55,929
Interest expense

6,082 11,108

Net interest and fee income

$ 34,652 $ 44,821
Average total

finance receivables
(1)
$ 824,617 $ 994,068
Percent of average total finance receivables:
Interest income

8.72% 10.20%
Fee income

1.16 1.05

Interest and fee income

9.88 11.25
Interest expense

1.48 2.23

Net interest and fee margin

8.40% 9.02%

__________________

(1)
Total finance receivables include net investment in leases and loans.

For the calculations above, the effects of (i) the allowance for credit losses and (ii)
initial direct costs and fees deferred are excluded.

Net interest and fee income decreased $10.1 million, or 22.5%, to $34.7 million for the six-month period ended June 30, 2021 from
$44.8 million for the six-month period ended June 30, 2020. The annualized net interest and fee margin decreased 62 basis points to
8.40% in the six-month period ended June 30, 2021 from 9.02% for the corresponding period in 2020.

Interest income, net of amortized initial direct costs and fees, decreased

$14.7 million, or 29.0%,

to $36.0 million for the six-month
period ended June 30, 2021 from $50.7 million for the six-month period ended June 30, 2020.

The decrease in interest income was
principally due to a decrease in average yield of 148 basis points and by a 17.1%

decrease in average total finance receivables, which
decreased $169.5 million to $824.6 million for the six-months ended

June 30, 2021 from $994.1 million for the six-months ended June
30, 2020.

The decrease in average total finance receivables was primarily due to lower origination volume along with the customary
loan repayments and charge-offs.

The weighted average implicit interest rate on new finance receivables originated decreased 166
basis points

to 9.80% for the six-month period ended June 30, 2021,

compared to 11.46% for the six-month period ended

June 30,
2020.

That decrease was primarily driven by a shift in the mix of originations as higher-yield Working

Capital originations comprised
9% of our originations for the six months ended June 30, 2021,

compared to 13% in 2020.

During the first half of 2021, the company
originated $184.2 million of total originations compared to $217.0 million in the same period one year ago.

Of the $217 million total
originations in the first half of 2020, $157.4 million was attributed to the first quarter (pre-pandemic) 2020 originations.

Additionally,
equipment finance approval percentage in the first half of 2021 was 47% which was up 5 basis points compared to the same period one year ago.

Fee income was $4.8 million and $5.2 for the six-month periods ended June

30, 2021 and June 30, 2020,

respectively,

and included
approximately $22.9 million and $3.9 million in late fee income for the six-month periods ended June 30, 2021 and June 30, 2020,
respectively. Late

fees remained the largest component of fee income at 0.69

%

as an annualized percentage of average total finance
receivables for the six-month period ended June 30, 2021,

compared to 0.78%

for the six-month period ended June 30, 2020.

Fee
income also included approximately $1.9 million and $1.3 million of early buyout income for the six-month periods ended June 30,
2021 and June 30, 2020, respectively.

Early buyout income is driven by customer behavior,

increased levels of this activity and
related income have been recorded during the course of the pandemic.

Interest expense decreased $5.0 million to $6.1 million for the six-month period ended June 30, 2021 from $11.1 for

the corresponding
period in 2020,

primarily due to a decrease of $4.1 million on lower deposit balances and rates, as well as a decrease of $0.7 million
due to the continuing reduction of long-term debt.

Interest expense, as an annualized percentage of average total finance receivables, decreased 75 basis points to 1.48% for the six-month period ended

June 30, 2021,

from 2.23% for the corresponding period in 2020.
The average balance of deposits was $694.2 million and $891.2 million for the six-month periods ended June 30, 2021 and June 30,
2020,

respectively.

For the six-month period ended June 30, 2021,

average term securitization borrowings outstanding were $24.0 million at a weighted
average coupon of 4.49%. For the six-month period ended June 30, 2020

,

average term securitization borrowings outstanding were
$63.4 million at a weighted average coupon of 4.27%

Our wholly-owned subsidiary,

MBB, serves as our primary funding source. MBB raises fixed-rate and variable

-rate FDIC-insured
deposits via the brokered certificates of deposit market, on a direct basis, and through the brokered MMDA Product. At June 30, 2021,
brokered certificates of deposit represented approximately 62% of total deposits, while approximately 31%

of total deposits were
obtained from direct channels, and 7% were in the brokered MMDA Product.

Gain on Sale of Leases and Loans.

There were no asset sales for the six-month period ended June 30, 2021 as we retained all of our
origination volume on our balance sheet. There were $24.1 million of asset sales for the six-month period ended June 30, 2020 for a
$2.3 million gain on sale of lease and loans.

Our sales execution decisions, including the timing, volume and frequency of such sales, depend on many factors including our
origination volumes, the characteristics of our contracts versus market requirements, our current assessment of our balance sheet
composition and capital levels, and current market conditions, among other factors.

In the current economy resulting from the
COVID-19 pandemic, we may have difficulty accessing

the capital market and may find decreased interest and ability of counterparties to purchase our contracts, or we may be unable to negotiate terms acceptable to us.

Insurance premiums written and earned.
Insurance premiums written declined to $3.9 million for the six-month period ended

June
30, 2021,

compared to $2.2 million for the six-month period ended June 30, 2020 as the overall portfolio contracted.

Other income.

Other income was $8.1 million and $9.1 million for the six-month periods ended June 30, 2021 and June 30, 2020,
respectively.

Salaries and benefits expense.

The following table summarizes the Company's Salary and benefits expense:
Six Months Ended June 30,

2021 2020
(Dollars in thousands)
Salary, benefits and payroll

taxes
$ 12,590 $ 14,423
Incentive compensation 3,668 1,711
Commissions 576 1,053

Total
$ 16,834 $ 17,187

Total salaries and benefits

expense remained relatively consistent at $16.8 million six-month period ended

June 30, 2021 compared to
$17.2 million for the corresponding period in 2020.

In 2020, in response to COVID-19, we reduced our workforce resulting in a lower expense base.

Late 2020 and into 2021, the Company began expanding the workforce as the economy recovered.

As of June 2021,
the headcount was 264 as compared to 276 as of June 2020.

Our salary, benefits and

payroll tax expense was $1.8 million lower for
the six-months ended June 30, 2021 than for the same period of 2020, primarily driven by higher average headcount during the first
six months of 2020 and severance recorded associated with the workforce reduction.

Incentive compensation increased $2.0 million, primarily due to equity

-based compensation which was adjusted to lower target levels in the corresponding period in 2020 and lower bonus on COVID related impacts on company performance. Commissions decreased
$0.5 million primarily driven by a 15% decrease in origination volume over the 6 month-periods.

General and administrative expense.

The following table summarizes General and administrative expense:
Six Months Ended June 30,

2021 2020
(Dollars in thousands)
Property taxes $ 6,104 $ 6,026
Occupancy and depreciation 2,102 2,735
Professional fees 4,364 2,084
Information technology 2,279 1,981
Marketing 519 708
FDIC Insurance 500 639
Other G&A 3,755 5,279

Total
$ 19,623 $ 19,452

General and administrative expense remained consistent at $19.6 million for the six-months ended June 30, 2021 from $19.5 million from the same period in 2020. Professional fees increased by $2.3 million primarily due to fees connected with the Merger
Agreement.

Goodwill impairment.

In the first quarter of 2020, driven by negative events related to the COVID-19 economic shutdown, our
market capitalization falling below book value and other related impacts,

we analyzed goodwill for impairment.

We concluded

that
the implied fair value of goodwill was less than it’s

carrying amount, and recognized impairment equal to the entire

$6.7 million
balance in the six-months ended June 30, 2020.

Provision for income taxes.
Income tax expense of $6.0 million was recorded for the six-month period ended June 30, 2021,
compared to an income tax benefit of $8.8 million for the six-month period ended June 30, 2020.

For the six months ended June 30, 2021 our effective tax rate was 25.9%

and for the six months ended June 30, 2020, our effective tax rate was 33.2%, driven by a $3.2 million discrete benefit, resulting from certain provisions in the Coronavirus Aid, Relief, and
Economic Security Act (“CARES Act”) that allow for a remeasurement of our federal net operating losses.

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
  •     financing   of   leases   and   loans   in   various   warehouse   facil ities   (all   of   which   have   since   been   repaid   in   full);
  •     financing   of   leases   through   term   note   securitizations;   and

•   sale   of   leases   and   loans   through   our   capital   markets   capabilities.

Deposits issued by MBB represent our primary funding source for new originations,

primarily through the issuance of FDIC insured
deposits.

We are currently

executing our De-banking process, after which time our primary sources of liquidity will transition to
third-party bank and securitization financing as opposed to

FDIC-insured deposits.

We currently

expect that this transition will occur
during the fourth quarter of 2021.

MBB is a Utah state-chartered, Federal Reserve member commercial bank. As such, MBB is supervised by both the Federal Reserve
Bank of San Francisco and the Utah Department of Financial Institutions.

We declared

a dividend of $0.14 per share on April 29, 2021. The quarterly dividend was paid on

May 20, 2021 to shareholders of
record on the close of business on May 10, 2021,

which resulted in a dividend payment of approximately $1.7 million. It represented the Company’s thirty-ninth

consecutive quarterly cash dividend.

At June 30, 2021,

we had approximately $25.0 million of available borrowing capacity from a federal funds line of credit with a
correspondent bank in addition to available cash and cash equivalents of $114.3 million. This amount excludes

additional liquidity that
may be provided by the issuance of insured deposits through MBB.

Our debt to equity ratio was 3.39 to 1 at June 30, 2021 and 3.87 to 1 at December 31,

2020.

Net cash provided by investing activities was $33.1 million for the six-month period ended June 30, 2021,

compared to $32.6 million
for the six-month period ended June 30, 2020.

The nominal increase in cash from investing activities is primarily due to a reduction of
$21.3 million in proceeds from sales of leases originated for investment offset by the differences in purchases of equipment for

lease
contracts and principal collections on leases and loans during the six-month periods ended June 30, 2021 and 2020.

Net cash used in financing activities was $48.9 million for the six-month period ended June 30, 2021,

compared to net cash provided
by financing activities of $29.7 million for the six-month period ended June 30, 2020.

The decrease in cash flows

from financing
activities is primarily due to a decrease of $94.9 million in deposits partially offset by a decrease of $11.9 million

of term
securitization repayments and a decrease of $4.3 million in repurchases of common stock. Financing activities also include
transactions related to the Company’s

payment of dividends.

Net cash used in operating activities was $6.5 million for the six-month period ended June 30, 2021,

compared to net cash provided by
operating activities of $25.4 million for the six-month period ended

June 30, 2020.

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

MBB. Total

cash and cash equivalents
available as of June 30, 2021 totaled $114.3 million,

compared to $135.7 million at December 31, 2020.

Time Deposits with Banks.

Time deposits with banks are primarily

composed of FDIC-insured certificates of deposits that have
original maturity dates of greater than 90 days. Generally,

the certificates of deposits have the ability to redeem early,

however, early
redemption penalties may be incurred. Total

time deposits as of June 30, 2021 and December 31, 2020 totaled $3.5 million and $6.0 million, respectively.

Restricted Interest-Earning Deposits with Banks
. As of June 30, 2021 and December 31, 2020,

we had $3.8 million and $4.7 million,
respectively, of

cash that was classified as restricted interest-earning deposits with banks.

Restricted interest-earning deposits with
banks consist primarily of various trust accounts related to our secured debt facilities. Therefore, these balances generally decline as the term securitization borrowings are repaid.

Borrowings.
Our primary borrowing relationship requires the pledging

of eligible lease and loan receivables to secure amounts
advanced. Our secured borrowings amounted to $17.2 million at June 30,

2021 and $30.7million at December 31, 2020.

Information
pertaining to our borrowing facilities is as follows:

For the Six Months Ended June 30, 2021 As of June 30, 2021
Maximum
Maximum Month End Average Weighted Weighted
Facility Amount Amount Average Amount Average Unused
Amount

Outstanding

Outstanding

Rate
(3)
Outstanding

Rate
(2)
Capacity
(1)
(Dollars in thousands)
Federal funds purchased $ 25,000 $ — $ — — % $ — — % $ 25,000
Term note securitizations
(4)
— 28,279 23,993 4.49% 17,295 4.13% —
$ 25,000 $ 28,279 $ 23,993 4.49% $ 17,295 4.13% $ 25,000
__________________
(1)   Does   not   include   MBB’s   access   to   the   Federal   Reserve   Discount   Window,   which   is   based   on   the   amount   of   assets   MBB   chooses   to   pledge.
Based on assets pledged at June 30, 2021, MBB had $49.8 million in unused, secured borrowing capacity at the Federal Reserve Discount
Window.

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

Federal Reserve Discount Window

In addition, MBB has received approval to borrow from the Federal Reserve

Discount Window based on the amount of assets MBB
chooses to pledge. MBB had $49.8 million in unused, secured borrowing capacity at the Federal Reserve Discount Window,

based on
$55.3 million of net investment in leases pledged at June 30, 2021.

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

At June 30, 2021 and December 31, 2020 outstanding term securitizations amounted to $17.3 million and $30.8
million, respectively and the Company was in compliance with terms of the term note securitization agreement. See Note 10 – Debt
and Financing Arrangements in the accompanying Consolidated Financial

Statements for detailed information regarding of our term
note securitization

Bank Capital and Regulatory Oversight

We are subject

to regulation under the Bank Holding Company Act and we and all of our subsidiaries may be subject to examination
by the Federal Reserve Board and the Federal Reserve Bank even if not otherwise regulated by the Federal Reserve Board.

We and
MBB are also subject to comprehensive federal and state regulations dealing with a wide variety of subjects, including minimum
capital standards, reserve requirements, terms on which a bank may engage in transactions with its affiliates, restrictions as to divide nd
payments and numerous other aspects of operations.

These regulations generally have been adopted to protect depositors and creditors rather than shareholders.

At June 30, 2021,

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

to the adoption of

the CECL accounting

standard.

In addition, see Note

13—Stockholders’ Equity

in the Notes
to Consolidated Financial Statements for additional information regarding these ratios and our levels at June 30, 2021.

Information on Stock Repurchases

Information on Stock Repurchases is provided in “Part II. Other Information,

Item 2, Unregistered Sales of Equity Securities and Use
of Proceeds” herein.

Items Subsequent to June 30, 2021

The Company declared a dividend of 0.14 per share on July 29, 2021.

The quarterly dividend, which is expected to result in a dividend payment of approximately 1.7 million, is scheduled to be paid on August

19, 2021 to shareholders of record on the close of business
on August 9, 2021.

It represents the Company’s fortieth consecutive

quarterly cash dividend. The payment of future dividends will be subject to satisfaction of regulatory requirements applicable to bank holding companies and approval by the Company’s

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

results of operations or
cash flows.

Following the announcement on April 18, 2021 of the proposed Merger,

four complaints were filed against us and each member of our
Board of Directors, two of which were filed in the United States District Court for the Southern District of New Yo

rk, one of which
was filed in the United States District Court for the Eastern District of New York

and one of which was filed in the United States
District Court for the District of New Jersey.

The complaints assert, among other things, claims under Section 14(a) and Section

20(a)
of the 1934 Act, and Rule 14a-9 promulgated thereunder,

for allegedly causing a materially incomplete and misleading preliminary proxy statement to be filed with the SEC and disseminated to the Company’s shareholders. Among other remedies, the complaints
seek to enjoin the defendants from proceeding with, consummating or closing the Merger unless and until the allegedly materially incomplete and misleading information is disclosed to Company shareholders.

If these cases are not resolved, the lawsuit(s) could
prevent or delay completion of the Merger and result in

costs to the Company.

While the Company believes that the Complaints are
without merit, due to the inherent uncertainties of litigation, and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters at this time.

See “Part I—Item 2. Management’s Discussion

and Analysis of Financial
Condition and Results of Operations—Executive Summary” in this Form

10-Q for more information regarding the proposed Merger.

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

Agreement. The Merger Agreement provides that, upon termination of the Merger Agreement under certain specified circumstances,

including the acceptance of a Superior Proposal (as defined in the
Merger Agreement) for an alternative business combinati

on transaction, we will be required to pay a termination fee of approximately
$10.3 million.
There is no assurance that the Merger will occur on the terms and timeline as set forth in the Merger Agreement and currently
contemplated, or at all. Potential risks and uncertainties include, but are not limited to:
•

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

•

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
Merger   process   could   negative ly   impact   our   business   and   results   of   operations.
•

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
•

The Merger Agreement contains certain termination provisions.

If the proposed Merger is not completed or the Merger
Agreement is terminated, the price of our common stock may decline

,

including to the extent that the current market price of our common stock reflects an assumption that the Merger

will be consummated without unexpected delays.
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

working capital.

The Company did not repurchase any of its common stock during the three months ended June 30, 2021.

As of June 30, 2021, the
Company had $4.7 million remaining in the 2019 Repurchase Plan. Pursuant to the Merger Agreement, the Company may not
repurchase shares of common stock (pursuant to the 2019 Repurchase

Plan or otherwise) without the prior written consent of Madeira
Holdings, LLC.

Pursuant to the 2014 Plan and the 2019 Plan, participants may have shares withheld to cover income taxes. During the three-month period ended June 30, 2021,

there were 124 shares

repurchased to cover income tax withholding under the 2014 Plan and the 2019
Plan at an average cost of $20.04 per share.

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

(4)

10.1

First Amendment to 2019 Equity Compensation Plan.

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

(Furnished herewith)

101   Financial   statements   from   the   Quarterly   Report   on   Form   10 - Q   of   Marlin   Business   Services   Corp.   for   the   period   ended   June
30, 2021,

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

July 30, 2021